Form 10QSB
period 1995-03-31
U S GOLD CORP
filed 1995-11-22
CIK 314203

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

          (Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1995
                               or
[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

                    For the transition period from   to

                    Commission file number  0-9137

                        U.S. GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

             COLORADO                      84-0796160

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

                         55 Madison, Suite 745
                     Denver, Colorado 80206
            (Address of principal executive offices)
                         (303) 322-8002
                   (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                               Outstanding as of May 10, 1995
Common Stock, $0.10 par value        13,768,800

                      U.S. GOLD CORPORATION
                   CONSOLIDATED BALANCE SHEET

ASSETS                                            March 31, 1995
 Current assets:
  Cash and cash equivalents                        $     2,241
  Accounts receivable                                   52,805
  Interest receivable                                  300,336
  Dividend receivable                                   67,500
  Note receivable, current portion                   1,403,620
  Prepaids and other current assets                     17,390
    Total current assets                             1,843,892

Investment in Tonkin Springs Project
  Joint Venture                                      2,317,704
Note receivable, non-current portion                 1,725,000
Investment in Gold Capital Common Stock                270,000
Investment in Gold Capital Preferred Stock           3,000,000
Deferred tax assets, net                               451,474
Other assets, net of depreciation                       28,705
TOTAL ASSETS                                        $9,636,775

LIABILITIES, DEFERRED CREDITS AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  154,995
  Notes payable                                        300,000
  Accrued Federal income tax                           411,994
  Other accrued liabilities                             81,194
    Total current liabilities                          948,183

Reserve for reclamation                                640,000
  Subtotal                                           1,588,183

Deferred gain on sale of Tonkin
 Springs interest                                    3,657,347

Shareholders' equity:
 Common stock, $.10 par value, 15,000,000
   shares authorized; 13,768,800 shares
   issued and outstanding                            1,376,880
 Additional paid-in capital                         31,975,331
 Deficit                                           (28,960,966)
   Total shareholders' equity                        4,391,245

TOTAL LIABILITIES, DEFERRED CREDITS
AND SHAREHOLDERS' EQUITY                            $9,636,775

The accompanying notes are an integral part of these consolidated financial statements.

                      U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1995 and 1994
                           (Unaudited)

                                           March 31, 1995  March 31, 1994
Installment gain on sale of
 Tonkin Springs interest                   $       -       $   89,454
Production royalty                                 -          100,000
Interest income                               66,179           56,500
Dividend income                               67,500           67,500
Other income                                   9,018                -
  Total revenues                             142,697          313,454

Other costs and expenses:
  General and administrative                 142,713          284,229
  Interest                                    13,187            4,507
  Depreciation and amortization                1,508            1,846
    Total expense                            157,408          290,582

Income (loss) before income taxes            (14,711)          22,872
Provision for income taxes                         -                -
Net income (loss)                            (14,711)          22,872

Per share data:
  Net income (loss)                            $(.00)           $0.00

Weighted average shares and
 share equivalents outstanding            13,768,800       13,467,944

The accompanying notes are an integral part of these consolidated financial statements.

                       U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 1995 and 1994
                           (Unaudited)

                                            March 31, 1995     March 31, 1994
Cash flows from operating activities:
 Production royalty                         $        -         $    100,000
 Cash paid to suppliers and employees          (86,414)            (229,920)
   Cash used in operating activities           (86,414)            (129,920)

Cash flows from investing activities:
 Cash received from sale of Tonkin
   Springs interest                            121,380              100,000
 Capital expenditures                                -              (17,054)
 Sale of assets                                  9,018                    -
   Cash provided by investing activities       130,398               82,946

Cash flows from financing activities:
 Payment on income tax obligation              (60,000)                   -
 Repay borrowings under note payable                 -             (132,929)
   Cash provided by (used in)financing
    activities                                 (60,000)            (132,929)

Increase (decrease) in cash and equivalents    (16,016)            (179,903)
Cash and equivalents, beginning                 18,257              200,289

Cash and equivalents, ending                 $   2,241           $   20,386

Reconciliation of net income (loss) to cash
  used in operating activities:
Net income (loss)                            $ (14,711)          $   22,872
Items not requiring (providing) cash:
 Interest income                               (66,179)             (56,500)
 Dividend income                               (67,500)             (67,500)
 Interest payable                               12,772                3,956
 Depreciation, depletion and amortization        1,508                1,846
 Investment gain on sale of Tonkin
  Springs interest                                   -              (89,454)
(Increase) decrease in current assets
  related to operations                         (3,857)               5,420
Increase (decrease) in current liabilities
  related to operations                         (4,849)             (16,270)
Decrease (increase) in other assets,
  long term                                     56,402               65,710

Cash used in operating activities            $ (86,414)          $ (129,920)

The accompanying notes are an integral part of these consolidated financial statements.

                      U.S. GOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of Tonkin Springs Venture Limited Partnership ("TSVLP").
Significant intercompany accounts and transactions have been eliminated.

The balance sheet of the Company as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities & Exchange Commission for the year ended December 31, 1994.

2.  Sale of 60% Interest in Tonkin Springs Project

On December 31, 1993, TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the "Company"), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the "Properties") to Gold Capital Corporation, a Colorado corporation.
 TSVLP retained a 40 percent undivided interest in the Properties. Immediately after the conveyance to Gold Capital, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture ("Project Joint Venture"), to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,960,000 representing the estimated fair market value of the assets purchased. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note"); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock ("Preferred Stock") having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000.

Through March 31, 1995, the Company has received $671,380 in principal payments on the Promissory Note with a balance of
$3,128,620 remaining.   The Promissory Note, as amended March 27,
1995, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Remaining principal balance is due as follows:

     (1) Monthly installments of $75,000 until note is paid in full.
     (2)     $400,000 in December, 1995.
     (3) 50% of the gross proceeds from debt or equity financing pursuant to any financings by Gold Capital subsequent to its Private Placement Memorandum dated March 9, 1995, up to $1,000,000, with such payments applied first to any outstanding accrued interest on the note for 1994 and compounded interest thereon, then to any accounts receivable from Gold Capital to the Company, and finally any excess applied to principal repayment.

Minimum principal payments due under the note are as follows:

         1995        $ 1,403,620
         1996        $   900,000
         1997        $   835,000

A portion of the February, 1995 and all of the March, April and May, 1995 note monthly payments from Gold Capital are currently past due. The Company has, however, agreed not to give Gold Capital notice of default under the Promissory Note prior to the closing of a stock purchase option agreement between Gold Capital and Royalstar Resources, Ltd. ("Royalstar"), dated April 13, 1995. Under the Royalstar option agreement with Gold Capital, Royalstar may purchase additional common stock in Gold Capital for an aggregate investment of $2.2 million. Such an equity financing by Gold Capital would be subject to the principal repayment provisions of the Promissory Note and, should Royalstar exercise its option with Gold Capital, the Company would receive payment from Gold Capital in the amount of $1 million, as provided above.

The Preferred Stock is convertible at any time until June 30, 1996 into the number of unregistered shares of common stock of Gold Capital which shall immediately thereafter represent 20% of the outstanding shares of common stock. Incremental conversion is allowed with certain limitations. Related to the Royalstar stock purchase option agreement with Gold Capital discussed above, the Company has verbally agreed to early conversion of its 300,000 shares of Series A Preferred Stock into 1,500,000 common shares of Gold Capital contingent upon the closing of the Royalstar option, and further, that the Company would then enter into a voting trust agreement concerning its Gold Capital shares for five years in favor of Royalstar.

The Preferred Stock includes covenants requiring Gold Capital, among other covenants, to pay to the holder of the Preferred Stock a mandatory annual 9% dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) payable annually in cash or at the option of the issuer in common stock of Gold Capital. The 1994 dividend in the amount of $270,000 was satisfied with the issuance of 127,702 shares of unregistered common shares of Gold Capital ($2.11/share). For the three months ended March 31, 1995 and 1994, the accrued Preferred Stock dividend totaled $67,500. As of March 31, 1995, the bid and ask price of Gold Capital common stock was quoted as $1.69 and $2.00, respectively.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through March 31, 1995, Gold Capital has incurred approximately $982,000 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For the three month period ended March 31, 1994, 1.9% ($89,454) of the gain was recognized. No gain was recognized for the 1995 period since monthly Promissory Note payments were in arrears.

3.  Tonkin Springs Venture Limited Partnership

The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company ("TSGMC") (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner).

The following is the statement of operations and condensed balance sheet for TSVLP as of and for the three months ended March 31,1995.


STATEMENT OF OPERATIONS                           Three Months Ended
                                                  March 31, 1995
Revenues:
  Interest income                                 $   67,179
  Dividend income                                     67,500
    Total revenues                                   134,679

Costs and expenses:
  General, administrative and other                   81,230
  Related party interest expense (to TSGMC)           27,189
    Total expenses                                   108,419

Net income                                        $   25,260


BALANCE SHEET                                     March 31, 1995
Assets:
  Current assets
    Interest receivable                           $   300,336
    Dividend receivable                                67,500
    Note receivable, current portion                1,403,620
      Total current assets                          1,771,456

  Investment in Project Joint Venture               3,339,001
  Note receivable, non-current portion              1,725,000
  Investment in Gold Capital Common Stock             270,000
  Investment in Gold Capital Preferred Stock        3,000,000
  Other assets                                          2,380
    Total Assets                                  $10,107,837

Liabilities and Partners' Interest:
  Current liabilities                             $   115,803
  Note payable to general partner-TSGMC               961,107
  Reserve for reclamation                             640,000
  Deferred gain on sale of Tonkin
    Springs interest                                2,266,853
    Total liabilities and deferred gain             3,983,763

Partners' interest
  Subsidiaries of U.S. Gold-
    Initial interest                                3,309,902
    Allocation of withdrawn interests               3,515,384
    Accumulated loss                                 (701,212)
      Total partners' interest                      6,124,074

Total Liabilities and Partners'Interest           $10,107,837

Note A. The partnership agreement has been amended to, among other things, eliminate the requirement that the general partner fund TSVLP activities by contributions. The amended agreement provides at the option of the general partner, the ability to make secured loans to TSVLP to fund activities. TSGMC and TSVLP have established an amended $1,250,000 intercompany secured note payable arrangement whereby TSGMC can provide funds, support and services to TSVLP. The note bears interest at 2% over prime and is repayable no later than December 31, 1996. As of March 31, 1995, net borrowing under this note arrangement was $961,107 representing cash advances to the Partnership, charges for personnel time, general overhead, expenses related to or made in support of TSVLP business interests, and accrued interest.

Note B. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100% basis, totals approximately $1.47 million of which the Company reflects $640,000 on its balance sheet related to its 40% share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, currently set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture.

4. Condensed Financial Information of Tonkin Springs Project Joint Venture, unaudited

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the condensed balance sheet of the Project Joint Venture as of March 31, 1995, all costs associated with the Properties have been funded by Gold Capital and capitalized in property development:

BALANCE SHEET                                           March 31, 1995

Assets:
  Property, plant & equipment-
  Milling, plant and production equipment                $ 7,720,359
  Buildings                                                2,232,963
  Vehicles and trailers                                      104,000
  Property development costs                               1,768,341
    Subtotal                                              11,825,663

  Deposits and other assets                                   10,125
    Total assets                                         $11,835,788

Reserves and Project Joint Venturers' Interest:
  Reserve for reclamation                                $ 1,469,900

  Venturers' Interest-
    Gold Capital's interest                                7,666,887
    TSVLP's interest                                       2,699,001
  Total venturers' interest                               10,365,888

Total reserves and venturers'interest                    $11,835,788

5.  Royalty Purchase and Restructuring with NERCO,
    Discharge/Conversion of Secured Debt

On February 21, 1992, the Company, among other things, restructured its interests with NERCO Minerals Company related to the Cripple Creek-Victor mining district of Colorado. Under this restructured royalty, the Company received minimum royalty payments of $50,000 per month through February, 1994. Subsequent to the February, 1994 payment, the Company has no further interest in the Cripple Creek-Victor mining district.

Also on February 21, 1992, in a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation ("FABC"), the Company discharged its debt to FABC in the approximate amount of $19,136,000 and terminated all prior security interests related thereto. As consideration to FABC under the Loan Settlement Agreement, the Company (i) paid to FABC the $1 million received from NERCO in the Royalty Purchase and Restructuring Agreement described above, (ii) transferred ownership to 1,607,700 shares of Atlanta Gold Corporation, a Canadian company (having a market value at closing of approximately $1.07 million) to FABC,
(iii) assigned the Residual Royalty from NERCO, described further above, to FABC, (iv) entered into an agreement between TSGMC and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from TSVLP to FABC as discussed further below, and, (v), issued to FABC 3,000,000 shares of restricted common stock of the Company having a market value at closing of approximately $1.875 million.

Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 of distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions.
This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

6.Short-term Borrowing

Effective August 23, 1993, the Company entered into an unsecured loan agreement with Placer Dome U.S. Inc. ("PDUS") under which PDUS loaned $300,000 to U.S. Gold. The PDUS loan bears interest at 5 percent per annum, is due no later than May 31, 1995. Through March 31, 1995, accrued interest on the PDUS loan amounted to approximately $24,113. PDUS is beneficial owner of approximately 7% of the outstanding shares of common stock of U.S. Gold.

                             PART II
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993, TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the "Company"), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the
"Properties") to Gold Capital Corporation ("Gold Capital").   TSVLP
retained a 40 percent undivided interest in the Properties. Immediately thereafter, TSVLP and Gold Capital each made their respective interest in the Properties subject to the Tonkin Springs Project Joint Venture ("Project Joint Venture") to operate and manage the Properties. Ownership in the Project Joint Venture is:
TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,960,000 representing the estimated fair market value of the assets purchased. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note"); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock ("Preferred Stock") having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000.

Through March 31, 1995, the Company has received $671,380 in principal payments on the Promissory Note with $3,128,620 remaining due at March 31, 1995. The Promissory Note, as amended, requires payments by Gold Capital as follows: $75,000 per month beginning January 1, 1995 and continuing on the first day of each month thereafter until the note is paid in full; 50% of all proceeds of additional debt or equity financing by Gold Capital, up to an aggregate payment of $1,000,000 with application of such payments first applied to any receivable balances from Gold Capital, and the remainder of such payments applied as principal payments; an additional principal payment of $400,000 on December 1, 1995. A portion of the February, 1995 and all of the March, April and May, 1995 note monthly payments from Gold Capital are currently past due. The Company has, however, agreed not to give Gold Capital notice of default under the Promissory Note prior to the closing of an stock purchase option agreement between Gold Capital and Royalstar Resources, Ltd. ("Royalstar"), dated April 13, 1995. Under the Royalstar option agreement with Gold Capital, Royalstar may purchase additional common stock in Gold Capital for an aggregate investment of $2.2 million. Such an equity financing by Gold Capital would be subject to the principal repayment provisions of the Promissory Note and, should Royalstar exercise its option with Gold Capital, the Company would receive payment from Gold Capital in the amount of $1 million, as provided above. The Promissory Note is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for 1994 was received in April, 1995. Payment of subsequent years interest is due at the end of each respective calendar year.

The Preferred Stock in Gold Capital is convertible at any time until June 30, 1996 into the number of unregistered shares of common stock of Gold Capital which shall immediately thereafter represent 20% of the shares then outstanding. Related to the Royalstar stock purchase option agreement with Gold Capital discussed above, the Company has verbally agreed to early conversion of its Preferred Stock into 1,500,000 common shares of Gold Capital contingent upon the closing of the Royalstar option, and further, that the Company would then enter into a voting trust agreement for five years concerning its Gold Capital shares in
favor of Royalstar.   The Preferred Stock includes covenants
requiring Gold Capital, among other covenants, to pay to the holder of the Preferred Stock a mandatory annual 9% dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) payable annually in cash or at the option of the issuer in common stock of Gold Capital. The 1994 dividend in the amount of $270,000 was satisfied in January, 1995, with the issuance of 127,702 shares of unregistered common shares of Gold Capital at an average price of $2.11 per share. For the three months ended March 31, 1995 and 1994, the accrued Preferred Stock dividend totaled $67,500.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through March 31, 1995, Gold Capital has incurred approximately $982,200 in net costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. In January, 1995, Gold Capital obtained a project feasibility study from a outside engineering firm, which study confirms the economic viability of producing gold from a milling and heap leach operation at Tonkin Springs. Subject to certain conditions and assumptions set forth therein, the feasibility study concludes that gold can be successfully mined over the estimated five-year initial phase of the Project. Assuming Gold Capital is successful in raising the necessary funding it is Gold Capital's intent to recommence gold production at the Project.

Liquidity and Capital Resources

As noted above, during 1995, the Company anticipates receipt of certain principal payments from Gold Capital under the Promissory Note. These payments are the only source of working capital for the Company anticipated during 1995. The Company is making monthly payments on a 1993 income tax liability pursuant to an installment agreement with the Internal Revenue Service ("IRS") at the rate of $20,000 per month, and related thereto the IRS has filed a Federal Tax Lien against the assets of Company. As of March 31, 1995, the remaining obligation to the IRS, including accrued penalty and
interest, totals $451,584.   The Company also has outstanding an
unsecured loan dated August 23, 1993, from Placer Dome U.S. Inc. ("PDUS") in the principal amount of $300,000, which is due May 31, 1995. Through March 31, 1995, accrued interest on the PDUS loan totals $24,113. PDUS is beneficial owner of approximately 7% of the outstanding shares of common stock of U.S. Gold. As discussed above, the Company is dependent upon receipt of the various payments from Gold Capital, or from its share of distributions, if any, from operations of the Project Joint Venture, to provide the Company funding for its obligations and to pay corporate overhead.

Results of Operations - 1995 Compared to 1994

     The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. For the three month period ended March 31, 1994, 1.9% ($89,454) of the gain was recognized. No gain was recognized for the 1995 period
since monthly Promissory Note payments were in arrears.    At March
31, 1995, $3,657,347 of the gain remains deferred and is anticipated to be recognized as income from Gold Capital as provided under installment sale accounting. For the three months ended March 31, 1995, $67,179 in interest income related to the Promissory Note as well as $67,500 of dividend income related to the Preferred Stock, was accrued in income compared to $56,500 and $67,500, respectively, for the same period of 1994.

During 1994, the Company received the final $100,000 in royalty payments related to the Nerco Royalty Purchase and Restructuring Agreement dated February 21, 1992. With these payments, the Company had no further interest in the Cripple Creek-Victor mining district.

General and Administrative expenses decreased approximately $141,516 in 1995 compared to 1994. The reduction in expenses for 1995 compared to 1994 generally reflect lower legal expenses primarily related to the 1993 dispute with Denay, overhead and staff support allocated for the 1995 period to Gold Capital under an office and staff support agreement, offset in part by higher employee compensation expenses.

Interest expense during 1995 was $13,187, and related primarily to the unsecured note from PDUS, and interest on the IRS tax obligation. In 1994, interest expense of $4,507 related primarily to the PDUS note.

Net cash used in operations decreased to $86,414 for 1995, from $129,920 in 1994, reflecting the decrease in the Nerco Royalty, offset by the decrease in cash paid to suppliers.

                             PART II

1.  No report required.

2.  No report required.

3.  No report required.

4.  No report required.

5.  No report required.

6.a  Exhibit 11 - Statement re: Computation of Per Share Earnings.

                           SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  May 10, 1995    By /s/ William W. Reid
William W. Reid, President and
Chief Financial Officer