Form 10QSB/A
period 1995-06-30
U S GOLD CORP
filed 1995-11-28
CIK 314203

FORM 10-QSB/A
                                   AMENDMENT NO. 1

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

         (Mark One)
         [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1995

                                         or
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

(State or other jurisdiction of incorporation        (I.R.S. Employer
 or organization)                                   Identification No.)

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
     Class                            Outstanding as of
                                        July 31, 1995
Common Stock, $0.10 par value             13,775,505



                U.S. GOLD CORPORATION
              CONSOLIDATED BALANCE SHEET

                                                June 30,1995
ASSETS

Current assets:
  Cash and cash equivalents                     $  450,687
  Interest receivable                              117,245
  Dividend receivable                              135,000
  Note receivable, current portion                 650,000
  Prepaids and other current assets                  7,188
    Total current assets                         1,360,120

Investment in Tonkin Springs Project
  Joint Venture                                  2,317,704
Note receivable, non-current portion             1,601,120
Investment in Gold Capital Common Stock            270,000
Investment in Gold Capital Preferred Stock       3,000,000
Deferred tax assets, net                           451,474
Other assets, net of depreciation                   30,492

TOTAL ASSETS                                   $ 9,030,910

LIABILITIES, DEFERRED CREDITS AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities     $   197,050
  Notes payable                                    300,000
    Total current liabilities                      497,050

Reserve for reclamation                            640,000
    Total liabilities and reserve                1,137,050

Deferred gain on sale of Tonkin
  Springs interest                               3,133,455

 Shareholders' equity:
  Common stock, $.10 par value, 15,000,000
   shares authorized; 13,775,505 shares
   issued and outstanding                        1,377,551
  Additional paid-in capital                    31,976,546
  Deficit                                      (28,593,692)
    Total Shareholders' equity                   4,760,405

TOTAL LIABILITIES, DEFERRED CREDITS
AND SHAREHOLDERS' EQUITY                      $  9,030,910

See accompanying notes to consolidated financial statements.

                                U.S. GOLD CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three and Six Months Ended June 30, 1995 and 1994
                                     (Unaudited)


                             Three Months Ended      Six Months Ended
                                   June 30,              June 30,
                             1995         1994       1995        1994


Installment gain on sale
 of Tonkin Springs
 interest                    $523,891    $ 89,454   $523,891   $178,908
Production royalty                  -           -          -    100,000
Interest income                56,908      54,779    123,087    111,279
Dividend income                67,500      67,500    135,000    135,000
Other income                       18          33      9,036         33
                              648,317     211,766    791,014    525,220

Other costs and expenses:
General and administrative    258,803     112,250    401,516    396,479
Interest                       21,102       3,866     34,289      8,373
Depreciation and amortization   1,138       1,804      2,646      3,650
   Total expense              281,043     117,920    438,451    408,502

Income before income taxes    367,274      93,846    352,563    116,718
Provision for income taxes          -           -          -          -
Net income                   $367,274    $ 93,846   $352,563   $116,718

Per share data:
Net income                     $0.03        $0.01     $0.02      $0.01
Weighted average shares and
share and equivalents
outstanding              14,514,943    14,536,481  14,427,810 14,523,293

See accompanying notes to consolidated financial statements.

                                     U.S. GOLD CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Six Months Ended June 30, 1995 and 1994
                                           (Unaudited)


                                            June 30,     June 30,
                                            1995         1994
Cash flows from operating activities:
Production royalty                          $      -    $  100,000
Cash paid to suppliers and employees        (275,456)     (373,470)
Cash used in operating activities           (275,456)     (273,470)

Cash flows from investing activities:
Cash received from sale of Tonkin
 Springs interest                            998,880       250,000
Cash received for 1994 accrued
 interest on note                            234,158             -
Capital expenditures                               -       (17,054)
Sale of assets                                 9,000             -

Cash provided by investing activities      1,242,038       232,946

Cash flows from financing activities:
Payment on income tax obligation            (534,152)            -
Repay borrowings under note payable                -      (132,929)
Cash provided by (used in) financing
 activities                                 (534,152)     (132,929)

Increase (decrease) in cash
 and equivalents                             432,430      (173,453)

Cash and equivalents, beginning               18,257       200,289

Cash and equivalents, ending               $ 450,687     $  26,836

Reconciliation of net income (loss) to
cash used in operating activities:

Net income                                 $ 352,563     $ 116,718

Items not requiring (providing) cash:
Interest income                             (117,245)     (111,250)
Dividend income                             (135,000)     (135,000)
Interest expense                               8,967         8,373
Depreciation, depletion and amortization       2,646         3,650
Investment gain on sale of Tonkin
 Springs interest                           (523,891)     (178,908)
(Increase) decrease in current assets
 related to operations                        38,228       (32,391)
Increase (decrease) in current liabilities
 related to operations                      (444,428)       53,698
Decrease (increase) in other assets,
  long term                                1,093,616         1,640

Cash used in operating activities          $ 275,456     $ 273,470


See accompanying notes to consolidated financial statements.


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

The balance sheet of the Company as of June 30, 1995 and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities & Exchange
Commission for the year ended December 31, 1994.

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

Through June 30, 1995, the Company has received $1,548,880 in principal payments on the Promissory Note with a balance of
$2,251,120 remaining.   The Promissory Note, as amended June 22,
1995, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. As amended June 22, 1995, the remaining principal balance is due as follows:

Monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full.

$75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing.

The future annual minimum principal payments (at the $50,000 per month level) as of June 30, 1995 are as follows:

         1995      350,000
         1996      600,000
         1997      600,000
         1998      600,000
         1999      101,920
                $2,251,920

The Company has agreed to convert its 300,000 shares of Gold Capital preferred stock into 1,500,000 shares of Gold Capital common stock, but not sooner than November 30, 1995 without the prior approval of Gold Capital. The Preferred Stock includes covenants requiring Gold Capital, among other covenants, to pay to the holder of the Preferred Stock a mandatory annual 9 % dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) payable annually in cash or at the option of the issuer in common stock of Gold Capital. The 1994 dividend in the amount of $270,000 was satisfied with the issuance of 127,702 shares of unregistered common shares of Gold Capital ($2.11/share). For the six months ended June 30, 1995 and 1994, the accrued Preferred Stock dividend totaled $135,000. Mandatory dividends on the preferred stock will cease to accrue as of November 30, 1995 regardless of the date of conversion. Conversion of that equity interest by TSVLP would result in the Company owning approximately 24% of the outstanding common stock of Gold Capital, without taking into account other changes subsequent to the date hereof.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through June 30, 1995, Gold Capital has incurred approximately $1,115,800 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For the six month periods ended June 30, 1995 and 1994, 11% ($523,891) and 2% ($89,454),
respectively, of the gain was recognized.

3.  Tonkin Springs Venture Limited Partnership

The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company ("TSGMC") (99.5% general partner) and U.S. Environmental Corporation ("USEC") (0.5% limited partner).

The following is the statement of operations and condensed balance sheet for TSVLP as of and for the six months ended June 30, 1995.


STATEMENT OF OPERATIONS                        Six Months Ended
                                                 June 30, 1995
Revenues:
Installment gain on sale of
 Tonkin Springs interest                            $ 324,713
Interest income                                       123,087
Dividend income                                       135,000
  Total revenues                                      582,800

Costs and expenses:
General, administrative and other                     148,559
Related party interest expense (to TSGMC)              53,137
  Total expenses                                      201,696

Net income                                          $ 381,104


BALANCE SHEET                                   June 30, 1995
Assets:
Current assets
Cash                                              $   140,033
Interest receivable                                   117,245
Dividend receivable                                   135,000
Note receivable, current portion                      650,000
  Total current assets                              1,042,278

Investment in Project Joint Venture                 3,339,001
Note receivable, non-current portion                1,601,920
Investment in Gold Capital Common Stock               270,000
Investment in Gold Capital Preferred Stock          3,000,000
Other assets                                            2,303

Total Assets                                       $9,255,502


Liabilities and Partners' Interest:

Current liabilities                               $    55,803
Note payable to general partner-TSGMC                 137,640
Reserve for reclamation                               640,000
Deferred gain on sale of Tonkin Springs interest    1,942,140
  Total current liabilities and deferred gain       2,775,583

Partners' interest
Subsidiaries of U.S. Gold-
Partners' initial interest                          6,825,286
Accumulated loss                                     (345,367)
Partners' Interest                                  6,479,919

Total Liabilities and Partners' Interest           $9,255,502

Note A. The partnership agreement has been amended to, among other things, eliminate the requirement that the general partner fund TSVLP activities by contributions. The amended agreement provides at the option of the general partner, the ability to make secured loans to TSVLP to fund activities. TSGMC and TSVLP have established an amended $1,250,000 intercompany secured note payable arrangement whereby TSGMC can provide funds, support and services to TSVLP. The note bears interest at 2% over prime and is repayable no later than December 31, 1996. As of June 30, 1995, net borrowing under this note arrangement was $137,640 representing cash advances to the Partnership, charges for personnel time, general overhead, expenses related to or made in support of TSVLP business interests, and accrued interest.

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

4. Condensed Financial Information of Tonkin Springs Project Joint Venture, unaudited

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the condensed balance sheet of the Project Joint Venture as of June 30, 1995, all costs associated with the Properties have been funded by Gold Capital and capitalized in property development:


BALANCE SHEET                                      June 30, 1995
Assets:
Property, plant & equipment-
Milling, plant and production equipment            $ 7,479,043
Buildings                                            2,232,963
Vehicles and trailers                                  104,000
Property development costs                           2,228,291
                                                    12,044,297

Assets held for sale                                   241,316
Deposits and other assets                               10,125
Total assets                                       $12,295,738

Reserves and Project Joint Venturers' Interest:
Reserve for reclamation                            $ 1,469,900
 Venturers' Interest-
   Gold Capital's interest                           8,116,837
   TSVLP's interest                                  2,699,001
  Total venturers' interest                         10,815,838

Total reserves and venturers' interest             $12,285,738

Note A. Effective July 12, 1995, TSVLP and Gold Capital sold certain Project Joint Venture surplus grinding equipment for a net sales price of $630,000. TSVLP will receive its 40% share
($152,000) of the net proceeds from this sale as a distribution from the Project Joint Venture.

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

Also on February 21, 1992, in a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation ("FABC"), the Company discharged its debt to FABC in the approximate amount of $19,136,000 and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company (i) assigned to FABC a limited Residual Royalty from NERCO after the February, 1994 payment described above, and (ii) entered into an agreement between TSGMC and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC and USEC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC
(i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

6.  Short-term Borrowing

Effective August 23, 1993, the Company entered into an unsecured loan agreement with Placer Dome U.S. Inc. ("PDUS") under which PDUS loaned $300,000 to U.S. Gold. On July 14, 1995 the Company repaid
this loan with accrued interest.   Through June 30, 1995, accrued
interest on the PDUS loan amounted to approximately $29,330. PDUS is beneficial owner of approximately 7% of the outstanding shares of common stock of U.S. Gold.

                                 PART II
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993, TSVLP, a partnership owned 100% by subsidiaries of U.S. Gold Corporation (the "Company"), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the "Properties") to Gold Capital Corporation ("Gold Capital") and the parties formed a joint venture to operate the
Properties (the "Project Joint Venture").   The Company retained a
40% interest in the Properties and Project Joint Venture. Gold Capital is manager of the Project Joint Venture.

Gold Capital purchased its 60 percent interest in the Properties from the Company for total consideration of approximately $7,960,000 which included a mortgage note for $3.8 million (the "Note") and 300,000 shares of Gold Capital's Series A Preferred Convertible Stock ("Preferred Stock") having an assigned value of $3 million.

For the six month period ended June 30, 1995, the Company received $878,472 in principal payments on the Note with $2,251,120 remaining due as of that date. The Note, as amended, requires payments of $50,000 per month until Gold Capital has raised an additional $4 million in financing, after which monthly payments increase to $75,000 per month until paid in full. The Note is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at 7.5%. Interest on the Note for 1994 was received in April, 1995. Payment of subsequent years interest is due at the end of each respective calendar year.

The Company has agreed to convert its Preferred Stock into 1,500,000 shares of Gold Capital common stock, but not sooner than November 30, 1995. Such conversion would result in the Company owning approximately 24% of the outstanding common stock of Gold Capital based upon its current capitalization. The Preferred Stock accrues dividends at 9% per annum based on the $3 million aggregate valuation, payable in cash or in common stock of Gold Capital. The 1994 dividend ($270,000) was paid with 127,702 shares of unregistered common shares ($2.11/share). As of June 30, 1995, accrued Preferred Stock dividends totals $135,000. Dividends will cease to accrue as of November 30, 1995 regardless of the date of conversion.

Gold Capital is required to fund 100% of the costs relating to the Properties until commencement of commercial production. Through June 30, 1995, Gold Capital has incurred approximately $1,115,800 in net costs for the Properties. Gold Capital shall be reimbursed for such expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from operations, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Until Gold Capital recovers its Reimbursable Costs it is entitled to 84% of net cash flows of the Project Joint Venture with 16% to be paid to the Company. In January, 1995, Gold Capital obtained a project feasibility study from a outside engineering firm, which study confirms the economic viability of producing gold from a milling and heap leach operation at Tonkin Springs. Subject to certain conditions and assumptions set forth therein, the feasibility study concludes that gold can be successfully mined over the estimated five-year initial phase of the project. Assuming Gold Capital is successful in raising the necessary funding it is Gold Capital's intent to recommence gold production at the Project.

Liquidity and Capital Resources

In June, 1995, Gold Capital made principal payments of $860,000 under the Note after Gold Capital received a cash infusion from the sale of $2.5 million in equity. In addition, during the remainder of 1995, a minimum of $350,000 in note payments are scheduled to be received by the Company, along with accrued interest payable December 31, 1995. In June, 1995, the Company fully paid and discharged its obligations to the Internal Revenue Service ("IRS") related to a 1993 income tax liability and the Federal Tax Lien has been released. In July, 1995, the Project Joint Venture sold certain surplus equipment from which the Company will receive its 40% share ($252,000) as a distribution. These various payments are the only sources of working capital anticipated by the Company during the remainder of 1995. In July, 1995, the Company repaid an unsecured loan from Placer Dome U.S. Inc. in the principal amount of $300,000 plus accrued interest of $30,016.

As discussed above, the Company is dependent upon receipt of the various payments from Gold Capital, and from its share of distributions, if any, from operations of the Project Joint
Venture, to provide the Company funding for its obligations and to pay corporate overhead.

Results of Operations - 1995 Compared to 1994

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price
consideration from Gold Capital becomes reasonably assured.   For
the six month periods ended June 30, 1995 and 1994, 11% ($523,891) and 2% ($89,454), respectively, of the gain was recognized. At June 30, 1995, $3,133,445 of the gain remains deferred and is anticipated to be recognized as income from Gold Capital as provided under installment sale accounting. For the six months ended June 30, 1995, $123,087 in interest income related to the Promissory Note as well as $135,000 of dividend income related to the Preferred Stock, was accrued in income compared to $111,279 and $135,000, respectively, for the same period of 1994.

During 1994, the Company received the final $100,000 in royalty payments related to the Nerco Royalty Purchase and Restructuring Agreement dated February 21, 1992. With these payments, the Company had no further interest in the Cripple Creek-Victor mining district.

General and Administrative expenses increased $5,037 during the six month period ended June 30, 1995, compared to the corresponding period of 1994. The increase in expenses for 1995 compared to 1994 generally reflect lower legal expenses primarily related to the 1993 dispute with Denay, increased allocations of overhead and staff support to Gold Capital under an office and staff support agreement, offset by higher employee compensation expenses. Interest expense for the six month period ended June 30, 1995 was $34,289, and related primarily to the unsecured loan from PDUS, and interest on the IRS tax obligation. In the 1994 period, interest expense of $8,373 related primarily to the PDUS note.

For the three months ended June 30, 1995, net income totalled $367,274 compared to $93,846 in the corresponding period of 1994, an increase of $273,428. Installment gain on the sale of the Tonkin Springs interest represented $434,437 of the increase, offset in part by higher interest expense related to the IRS tax obligation, as well as higher employee compensation expenses.

Net cash used in operations increased slightly to $275,456 for the six month period ended June 30, 1995, from $273,470 in 1994, reflecting the decrease in the Nerco Royalty and a decrease in cash paid to suppliers.

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

U.S. GOLD CORPORATION

Dated:  July 31, 1995    By   /s/  William W. Reid
                              William W. Reid, President and
                              Chief Financial Officer