Form 10QSB/A
period 1995-06-30
U S GOLD CORP
filed 1996-01-10
CIK 314203

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Gold Corporation

By: /s/ William F. Pass
William F. Pass
Vice President and Secretary

January 8, 1996