Form 10KSB
period 1995-12-31
U S GOLD CORP
filed 1996-03-27
CIK 314203

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1995

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from ________ to __________

          Commission file number      0-9137

U.S. GOLD CORPORATION
(Name of small business issuer in its charter)

Colorado                                                       84-0796160
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

55 Madison, Suite 700, Denver, Colorado            80206
(Address of principal executive office)         (Zip Code)
Issuer's telephone number   (303) 322-8002

Securities registered pursuant to Section 12(b) of the Exchange
Act:
Title of each class               Name of each exchange on which registered
     None                                         N/A

Securities registered pursuant to Section 12(g) of the Exchange
Act:

Common Stock, $0.10 par value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year.
$1,367,557 in revenues for year ended December 31, 1995.

The aggregate market value (at the last trade price of $1.03 per share) of the Common Stock of U.S. Gold Corporation held by nonaffiliates as of March 19, 1996 was approximately $14,179,000.
As of March 19, 1996, there were 13,806,505 shares of Common Stock, par value $0.10, outstanding.

Transitional Small Business Disclosure Format (check one):
 yes    no   x


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

U.S. Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, the Company, pursuant to a vote of its shareholders, changed its name from Silver State Mining Corporation to U.S. Gold Corporation. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

The Company's principal property is Tonkin Springs ("Tonkin Springs") which interest is held by Tonkin Springs Venture Limited Partnership ("TSVLP"), a Nevada limited partnership owned 100% by wholly-owned subsidiaries of the Company. On December 31, 1993, TSVLP sold a 60 percent undivided interest in Tonkin Springs to Gold Capital Corporation ("Gold Capital"), a Colorado corporation. TSVLP retained a 40 percent undivided interest in Tonkin Springs.

          During 1990, the Company completed construction of its milling facility at Tonkin Springs and operated the integrated mill facility in a start-up mode commencing March, 1990. However, because of severe liquidity problems the Company put the operation on stand-by status beginning in June, 1990, while the Company negotiated and concluded a transaction on February 13, 1991 with Denay Creek Gold Mining Company and Homestake Nevada Corporation, both wholly-owned subsidiaries of Homestake Mining Company of California ("Denay"). In that transaction, the Company sold 51% undivided interest in the Tonkin Springs project to Denay and the parties contributed their respective interests in the Tonkin
Springs project into the TSVLP. Denay conducted and funded exploration and other activities at Tonkin Springs until its withdrawal from TSVLP effective October 9, 1992. Upon the withdrawal of Denay, the Company, through its wholly-owned subsidiaries, became the 100% owner of TSVLP and assumed responsibility for management and funding of the Tonkin Springs project until the transaction with Gold Capital effective December
31, 1993, referred to above.

Business

General
The Company is primarily engaged in the precious metal mining business in the continental United States, however, it may also
evaluate properties outside the United States.   The Company,
through its wholly-owned subsidiaries, owns an interest in the Tonkin Springs gold mine located in Eureka County, Nevada.

As a gold mining company, the Company's activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties and, where warranted, development and construction of mining and processing facilities, mining and processing and the sale of gold and other metal by-products. The Company also may enter into joint ventures or partnerships to accomplish these activities. All refined bullion is either sold to outside companies, delivered in satisfaction of forward sale delivery contracts, or held in inventory for later disposition. The Company also may enter into joint undertakings with other companies to accomplish the same purposes.

Sale of 60% Interest in Tonkin Springs Properties to Gold Capital

On December 31, 1993 (the "Closing"), TSVLP sold a 60 percent undivided interest in the Tonkin Springs properties and obligations
(the "Properties") to Gold Capital.   TSVLP retained a 40 percent
undivided interest in the Properties. Immediately after the conveyance to Gold Capital and effective December 31, 1993, TSVLP and Gold Capital each made their respective interest in Tonkin Springs subject to the Tonkin Springs Project Joint Venture ("Project Joint Venture") with Gold Capital designated manager. Gold Capital is responsible for funding of all costs related to Tonkin Springs until defined commercial production, if any, is achieved.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets purchased. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note"); 300,000 shares of Gold Capital's Series A Convertible Preferred Stock ("Gold Capital Preferred Stock") having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. During 1994 and 1995 TSVLP received $1,848,080 in principal payments on the Promissory Note with a balance of $1,951,920 remaining due to TSVLP at December 31, 1995. The Promissory Note is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance.

TSVLP agreed to convert its Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock but not prior to November 30, 1995, as provided in the Commitment and Agreement to
Convert dated June 22, 1995.   The Gold Capital Preferred Stock, as
amended June 22, 1995, included a covenant requiring Gold Capital to pay a 9% annualized rate dividend through November 30, 1995 (based on the $10 per share stated value which totals $3 million aggregate valuation) and payable at the option of Gold Capital in cash or its common stock. The 1994 dividend in the amount of $270,000 was satisfied in 1995 with the issuance to TSVLP of 127,702 unregistered common shares of Gold Capital and the 1995 dividend, through the November 30, 1995 dividend cessation date, in the amount of $247,500 was accrued at December 31, 1995, and satisfied in February, 1996 with the issuance to TSVLP of 147,816 unregistered common shares of Gold Capital. If conversion of the Preferred Stock into common equity of Gold Capital by TSVLP had taken place effective December 31, 1995, and considering the 1994 and 1995 dividend paid in common stock, TSVLP would have then owned approximately 27% of the outstanding common stock of Gold Capital.
 However, TSVLP has assigned its voting rights to its shares of Gold Capital common stock to Mr. John Young, president of Gold Capital and Royalstar, for a period of up to five years as provided
in the Shareholders Agreement dated June 22, 1995.   Pursuant to
the Registration Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP. William W. Reid, president of the Company, was appointed a member of the board of directors of Gold Capital after Closing pursuant to the Gold Capital Preferred Stock covenants.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital and will not be subject to preferential distributions. Through December 31, 1995, Gold Capital has reported that it has incurred approximately $2,173,000 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For 1995 and 1994, 14.8%
($702,828) and 7.2% ($339,702), respectively, of the gain was recognized. As of December 31, 1995, $2,954,518 of the gain (62%) is deferred and is anticipated to be recognized as income as provided under the installment method of accounting.

Loan Settlement Agreement with FABC, Royalty Restructuring with
Nerco

Effective February 21, 1993, the Company entered into a Loan Settlement Agreement with its former senior secured lender, French American Banking Corporation ("FABC"). As partial consideration to FABC under that agreement, the Company assigned a Residual Royalty from Nerco Minerals Company ("NERCO") under a Royalty Restructuring Agreement covering certain mineral interests in the Cripple Creek/Victor mining district of Colorado to FABC, and entered into an agreement between Tonkin Springs Gold Mining Company ("TSGMC"), a wholly owned subsidiary of the Company, and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. In conjunction with the Loan Settlement Agreement, as well as conversion of the 10.93% convertible debentures, both effective February 21, 1992, the Company agreed to use its best efforts to register approximately 5,304,545 shares of common stock of the Company issued to and retained by FABC with the Securities and Exchange Commission and to maintain the effectiveness of such registration for a period of two years. There can be no assurance, however, that the Company will be successful in its efforts to have the shares so registered.

Competitive Business Conditions

The exploration for, and the development and acquisition of gold properties are subject to intense competition. Companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than the Company to compete for such mineral properties. The Company's present limited cash flow means that its ability to compete for properties to be explored and developed is more limited than in the past. The Company believes that competition for acquiring mineral prospects will continue to be intense in the future. The Company may have to undertake greater risks than more established companies in order to compete. The market price for gold depends on numerous factors beyond the Company's control, including production or sales by other gold producing nations.

Major Customers

Sales of refined gold and silver bullion derived from operating properties in the past have been made to unaffiliated companies.
The Company believes that the loss of these customers would not affect its business.

Patents, Trademarks, Licenses, Franchises, Concessions

The Company co-owns with Denay three United States patents and two Republic of South Africa patents covering various aspects of its bio-oxidation technology. If feasible, the Company intends to exploit its bio-oxidation expertise, technology and patents derived from activities at Tonkin Springs to help create business opportunities in the gold mining business. The Company owns by itself two Chilean patents related to its bio-oxidation technology. No research and development expenditures have been incurred by the Company during the last two years.

The Company does not own any trademarks, licenses, franchises or concessions, except mining interests granted by governmental authorities and private landowners. No portion of its business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

Government Regulations

In connection with mining, milling and exploration activities, the Company is subject to extensive Federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to air and water quality, mining reclamation, waste disposal, and the protection of endangered or threatened species.

Numerous and in some regards conflicting bills have been introduced and are now pending in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. In enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to a obtain patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

Costs and Effects of Compliance with Environmental Laws

In connection with its mining, milling and exploration activities, the Company is required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company or joint venture participants have obtained, or are in the process of obtaining, environmental permits, licenses or approvals required for its operations. Management of the Company is not aware of any material violations of environmental permits, licenses or approvals issued with respect to the Company's operations.

The Company, TSVLP, owns of a 40% interest in the Tonkin Springs Properties, is jointly responsible for the reclamation obligations
related to disturbances at the Properties.   A reclamation plan and
projected cost estimate for the Properties was prepared by TSVLP in 1993 and estimated the reclamation costs associated with current disturbances at the Properties at approximately $1.4 million. The plan was filed with appropriate governmental agencies (the Nevada Department of Environmental Protection and the Federal Bureau of Land Management). Bonding is the responsibility of Gold Capital under the terms of the Project Joint Venture.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties. The Company is not currently subject to any material pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted and enacted in the future which may have an impact on the Company's operations. The Company cannot now accurately predict or estimate the impact of any such future laws or regulations on its operations.

Employees

At December 31, 1995, the Company had 5 employees, each of which were employed on a full-time basis.

ITEM 2.             DESCRIPTION OF PROPERTIES.

Tonkin Springs Properties

General

The Company through TSVLP (which is wholly-owned by subsidiaries of the Company) holds a 40% undivided ownership interest in the Tonkin Springs Properties, Eureka County, Nevada ("Properties" or "Project"), subject to the Project Joint Venture. Gold Capital owns the remaining 60% undivided interest in the Properties, and is Project Joint Venture manager. The Properties are located on the Battle Mountain-Cortez Trend, approximately 45 miles northwest of Eureka, Nevada. The transaction with Gold Capital was effective December 31, 1993, all as discussed further in "Item 1. Description of Business, Sale of 60% Interest in Tonkin Springs Property to Gold Capital," and below.

Sale of 60% Interest to Gold Capital

On December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital for total consideration of $7.8 million, as further discussed in "Item 1. Description of Business-Sale of 60% Interest in Tonkin Springs Properties to Gold Capital".
 TSVLP retained a 40 percent undivided interest in the Properties.

General

Tonkin Springs is an open-pit gold mining and processing project consisting of unpatented mining claims, an integrated milling facility, and support facilities on approximately 14,980 acres of Federal land located along the Battle Mountain - Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada. Gold Capital obtained a feasibility study from a outside engineering firm in January, 1995, which represents an estimate of the economic viability of producing gold from a milling and heap leach operation at Tonkin Springs. Subject to certain conditions and assumptions set forth therein, the feasibility study concludes that gold can be successfully mined over the estimated five-year initial phase of the Project.

Assuming Gold Capital is successful in raising the necessary additional capital, it is Gold Capital's intention to recommence gold production at the Project. To accomplish this objective, Gold Capital must re-establish or amend the permits that are required to operate the Project, construct an "on-off" impermeable leach pad to accommodate crushed mineralized material, reconfigure the existing crushing arrangement and commence mining operations. Sufficient overburden removal and development work has been accomplished to date to allow the mining of mineralized material to commence quickly.

Part of the mineralized material at the Project is contained in sulfides and will require pre-treatment prior to the conventional mill processing. For this reason, Gold Capital has indicated that it intends to construct a leach pad and pre-oxidize the mineralized material through bio-oxidation prior to conventional carbon-in-leach processing. Mining is proposed to commence initially at the TSP-1 pit of the Project. An important part of the mineralized material at the Project is in the oxide form (the "Tonkin North deposit") and is amenable to conventional heap leach extraction methods. The Tonkin North deposit is proposed by Gold Capital to be placed in production after the first year of operations.

An additional component of the mineralized material at the Project is contained in lower grade sulfides which can be mined in conjunction with both the milling and Tonkin North operations. Gold Capital has indicated that it proposes to pre-oxidize this mineralized material in a similar fashion to that used prior to conventional milling. After oxidation however, Gold Capital intends to convey the lower grade mineralized material to the new oxide leach pad constructed in conjunction with the Tonkin North operations where Gold Capital intends to utilize conventional heap leach extraction methods.

Proposed Operations

Assuming Gold Capital is successful in raising the necessary additional capital, it is Gold Capital's intention to recommence gold production at the Project.

Mining at the Tonkin Springs Project is planned to be accomplished by conventional open pit methods utilizing a contractor. Gold Capital has indicated that after mining, the mineralized material will be crushed and then placed on an impervious asphalt pad where it will be treated with acid, other chemicals and certain bacteria acting as catalysts to oxidize the sulfides present. This oxidation process is estimated to take approximately 30 to 45 days per batch of mineralized material. When this process is complete, the crushed and oxidized mineralized material will be washed on the heap with water and a neutralizing agent to remove acid accumulated during the oxidation process. Oxidized mineralized material will then be transported to the existing mill storage facility for further processing.

The pre-treated oxidized mineralized material will then be processed in the existing milling facility utilizing a conventional carbon-in-leach process. In this milling process, the oxidized mineralized material is ground and then treated with conventional cyanide in solution with activated carbon. This activated carbon adsorbs any gold present. The gold bearing carbon is separated from the slurry, processed for gold recovery and reactivated for use. The barren slurry is then discharged to the tailing facility. Gold is removed from the carbon using a hot, caustic cyanide solution and extracted from the solution by electrowining and further processed and melted with fluxes to produce dore bullion. The dore would then be shipped by armored carrier to a refinery for final processing.

The current mining plan developed by Gold Capital calls for mining to commence initially at the TSP-1, the first of several pits. Scheduled production anticipates mining from TSP-1 for 12 full calendar quarters. It is anticipated that mining of the second pit area, known as TSP-6, will be initiated at the beginning of year two and completed in approximately five fiscal quarters. Mining at the third pit, known as O-15, is expected to be commenced during the second year of mining operations.

The Tonkin North oxide pit development plan is envisioned as a separate heap leach operation to be initiated subsequent to commencement of milling operations as discussed above. Approximately $4 million in additional capital expense is estimated for placing the Tonkin North mineralized material in production. Such estimate includes additional necessary permits, design and construction of the heap leach pad, design and construction of the solution pond and related support facilities. Gold Capital anticipates, although there is no assurance, that such capital expenditures will be funded from future production.

The low grade sulfide mineralized material will be pretreated and bio-oxidized in the same manner as the high grade sulfide, but instead of final processing through the conventional mill, this material will then be processed in a conventional heap leach operation.

Access to the Project is provided by a county maintained road. Electrical power is provided through a substation located near the mill and operated by Sierra Pacific Power Company. Water is available through production wells which have been established on the site. The Project also contains an assay laboratory and metallurgical pilot plant testing lab. In addition to the heavy equipment shop for repair and maintenance of mining equipment, a repair shop and warehouse building is situated adjacent to the mill building. The site also contains facilities to store and distribute propane, diesel fuel and gasoline. An administrative building is available to office management and administrative personnel. Potable water will be brought in from outside the Project.

Geology

Host rocks for gold mineralization at Tonkin Springs consist of a sequence of Paleozoic rocks that were subsequently faulted, intruded and mineralized. Gold-bearing solutions originated at depth and migrated up along fracture systems until reaching fractured rock or chemically favorable rock suitable for deposition of mineralized material. Later volcanism, faulting, erosion and sedimentation affected the mineralized material.

Claims

The Tonkin Springs Project consists of a total of 1,059 claims. Of that amount, an aggregate of 207 of the unpatented mining claims covered by the Project are leased from unaffiliated third parties pursuant to two mining leases. The Campbell/Simpson Lease, which covers 197 claims, has an initial term which expires December 31, 2006 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. The Buffington Lease, which covers 10 claims, has an initial term which expires August 9, 1996, and may be extended from year to year by production from the leased claims or by continued payment of advance royalties. Each lease contains certain conditions and other requirements for annual payments, as well as expenditures or work to be performed in order to retain the leased claims.

The Campbell/Simpson lease requires an annual advance royalty in the amount of $150,000, or the value of 450 ounces of gold, whichever is greater, which royalty is payable in January of each year. The lease also requires production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid. The Project Joint Venture is required to perform an annual work commitment and the lease includes a defined area of interst extending from the boundaries of certain claims. Certain of the claims which are included in the Campbell/Simpson lease are also subject to a 1% net smelter return royalty (defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions) payable to Precambrian Exploration, Inc. after $15,000,000 in gross revenues are realized from the claims.

The Buffington lease requires nominal payment of an initial advance royalty and 5% of all net returns following commencement of production.

An aggregate of 848 of the unpatented mining claims covered by the Project, as well as 4 millsites, are owned jointly by the TSVLP and Gold Capital. A total of 317 of these claims are subject to a royalty of 2% of net smelter returns, which becomes payable to Precambrian Exploration, Inc. after $50 million in gross revenues is realized from the claims. Precambrian Exploration, Inc. is an unaffiliated third party and predecessor in interest to the claims. Precambrian may elect to receive such royalty "in kind," upon proper notice to the Project Joint Venture. The remaining 531 claims and the millsites are not subject to any royalties. The Project Joint Venture is required to perform all assessment work required under state and Federal law to hold the claims.

In March, 1994, the Project Joint Venture acquired 215 claims covering approximately 4,400 acres in the vicinity of the Tonkin Springs Project from an unaffiliated third party for consideration totalling $54,000. The claims are subject to a royalty of 1% of net smelter returns for gold when the indexed price of gold is $350 per ounce or more, and a royalty of 1% of net smelter returns for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices. The indexed prices shall reflect adjustments based on the Producer's Price Index, sub-index Finished Goods Excluding Foods, as published by the United States Department of Commerce. During 1995, TSVLP assigned its interest in approximately 247 claims mineral encompassing to the Project Joint Venture. The Company and TSVLP believes that the carrying value of the foregoing mineral claims to be diminutive.

History of Property

In late 1989, the Company substantially completed construction of a 1,500 ton-per-day milling facility at Tonkin Springs designed to utilize stirred-tank bioleaching technology in the pre-oxidation step for sulfide gold ores to allow subsequent extraction of the gold through the conventional carbon-in-leach mill process. The
construction cost of the mill was approximately $31 million.   The
Company operated the integrated mill facility in a start-up mode commencing in March, 1990. However, the mill facility did not reach commercial operation by June, 1990, and because of severe liquidity problems the Company put the operation on stand-by status beginning in June, 1990, while the Company concluded a transaction
with Denay on February 13, 1991 discussed further below.   During
1990, in anticipation of results of the 1991 Closing, the Company reduced its carrying value in the Properties and charged operations
for $29.6 million.   In the February 13, 1991 Denay transaction,
TSGMC sold a 51 percent undivided interest in the Properties to Denay and the parties contributed their respective interests in the Properties into the TSVLP. Ownership in the TSVLP was initially:
TSGMC- 49 percent, Denay- 51 percent, with Denay and TSGMC general partners and Homestake Nevada a limited Partner. Denay was initially designated manager of the Properties.

Denay purchased its 51 percent undivided interest in the Properties in exchange for forgiveness by Denay of an aggregate of $4.5 million in short term debt of the Company purchased by Denay from certain creditors for an aggregate cash price of $3.5 million. Denay also committed to make certain expenditures through TSVLP for the benefit of the Properties. In particular, Denay was required to expend a minimum aggregate $2 million on exploration of the Properties and to fund other property costs. Effective October 9, 1992, Denay withdrew from TSVLP. Such withdrawal was provided for and governed by the Limited Partnership Agreement between the parties dated February 11, 1991, and as provided thereunder the partnership interest of the withdrawing parties reverted to TSGMC and U.S. Environmental Corporation ("USEC"), both wholly-owned
subsidiaries of the Company.   The Company's interest in TSVLP is
held 99.5% by TSGMC and 0.5% by USEC. During the period of Denay involvement, Denay expended approximately $2.49 million on exploration and approximately $1.84 million on other property costs.

Upon the withdrawal by Denay from the TSVLP, the Company effectively acquired Denay's 51% ownership of the partnership and assumed responsibility for the reclamation of the properties. Effective December 31, 1992, the Company recorded a $1.6 million estimated reclamation cost for the Properties as an obligation and, reflected this amount as an acquisition cost of the Denay's 51% partnership interest thereby increasing its investment in the
TSVLP.   As noted above, effective December 31, 1993, the Company
sold a 60 percent undivided interest in the Properties to Gold
Capital.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings known by the Company to be pending nor threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "USGL." The tables below set forth the high and low sales prices for the Company's common stock as quoted by Nasdaq for the fiscal years ended December 31, 1995 and 1994. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Fiscal Year Ended
December 31, 1995     High         Low
First Quarter      $ 0.688        $ 0.375
Second Quarter     $ 0.813        $ 0.656
Third Quarter      $ 1.250        $ 0.712
Fourth Quarter     $ 1.563        $ 0.712

Fiscal Year Ended
December 31, 1994     High          Low
First Quarter      $ 0.938        $ 0.563
Second Quarter     $ 0.719        $ 0.625
Third Quarter      $ 0.719        $ 0.438
Fourth Quarter     $ 0.563        $ 0.375

As of March 19, 1996, there were approximately 8,280 record holders for the Company's common stock.

No dividends have ever been paid with respect to the Company's common stock and the Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATIONS

Changes in Financial Condition

On December 31, 1993 (the "Closing"), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the "Company"), sold a 60 percent undivided interest in the Tonkin Springs Properties and
Obligations (the "Properties") to Gold Capital.   TSVLP retained a
40 percent undivided interest in the Properties. Immediately thereafter, TSVLP and Gold Capital each made their respective interest in the Properties subject to the Tonkin Springs Project Joint Venture ("Project Joint Venture") to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets purchased. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note"); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock ("Gold Capital Preferred Stock") having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000.
Through 1995, the Company has received $1,848,080 in principal payments on the Promissory Note with $1,951,920 remaining due at December 31, 1995. The Promissory Note, as amended June 22, 1995, requires monthly payments by Gold Capital of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, and $75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing.

The Promissory Note, as amended June 22, 1995, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for 1995 amounted to $195,572 and was received in full during March, 1996. Payment of subsequent years interest is due at the end of each respective calendar year.

TSVLP entered into the Commitment and Agreement to Convert with Gold Capital dated June 22, 1995, whereby it agreed to convert its 300,000 shares of Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock, but not prior to November 30, 1995. The Gold Capital Preferred Stock, as amended June 22, 1995, included covenants requiring Gold Capital, among other covenants, to pay TSVLP a mandatory annual 9% dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) through November 30, 1995. Such dividends are payable annually in cash or at the option of Gold Capital by issuance to TSVLP of Gold
Capital unregistered common stock.   The 1994 dividend in the
amount of $270,000 was satisfied with the issuance of 127,702 shares of Gold Capital common stock, and the 1995 dividend (through November 30, 1995) in the amount of $247,500 was accrued at December 31, 1995 and satisfied by the issuance of 147,816 shares of common stock of Gold Capital received by TSVLP in February, 1996. The aggregate carrying value of the 275,518 shares of Gold Capital common shares received as dividends is $517,500 ($1.88/share), and the market price of such shares as of March 20,
1996 was bid $1.25 and ask $1.63.   If conversion of the Preferred
Stock into common equity of Gold Capital by TSVLP had taken place effective December 31, 1995, and considering the 1994 and 1995 dividend paid in common stock, TSVLP would have then owned approximately 27% of the outstanding common stock of Gold Capital. However, TSVLP has assigned its voting rights to these Gold Capital shares for a period of up to 5 years to Mr. John Young, president of both Gold Capital and Royalstar Resources Ltd, as provided in the Shareholders Agreement dated June 22, 1995. Pursuant to the Registration Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through December 31, 1995, Gold Capital has incurred approximately $2,173,000 in net costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. In January, 1995, Gold Capital obtained a project feasibility study from an outside engineering firm, which study confirms the economic viability of producing gold from a milling and heap leach operation at Tonkin Springs. Subject to certain conditions and assumptions set forth therein, the feasibility study concludes that gold can be successfully mined over the estimated five-year initial phase of the Project. Assuming Gold Capital is successful in raising the necessary additional capital, it is Gold Capital's intention to recommence gold production at the Project.

Liquidity and Capital Resources

During 1996, TSVLP anticipates receipt of a minimum of $650,000 in principal payments from Gold Capital plus accrued interest under the Promissory Note. These payments are the only source of working capital anticipated during 1996 unless the Tonkin Springs Project commences commercial production with cash flow, if any, distributed to TSVLP. Therefore, the sufficiency of the Company's working capital is dependent upon Gold Capital's continuing performance under the terms of various agreements, which raises substantial doubt about the ability to continue as a going concern. Management plans to monitor Gold Capital's performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capital's 60% interest in the Properties and Project Joint Venture. The consolidated financial statements do not include any adjustments for the uncertainty that Gold Capital may not continue to perform as required under various agreements.

Net cash used in operations increased from $595,136 for 1994 to $1,236,869 for 1995, reflecting the decrease in the Nerco Royalty of $100,000, the increase in cash paid to suppliers, lenders and employees, and full payment of a Federal tax obligation. Cash flow from investing activities increased from $546,033 for 1994 to $1,772,349 in 1995, primarily reflecting principle and interest payments received under the note from Gold Capital and TSVLP's share of the net proceeds related to the sale of assets from the Properties, discussed further below. Cash used in financing activities increased from $132,929 in 1994 to $319,411 in 1995, reflecting the full repayment of a unsecured loan during 1995 from Placer Dome U.S. Inc. ("PDUS") in the principal amount of $300,000 plus accrued interest of $30,016. PDUS is beneficial owner of approximately 7% of the outstanding shares of common stock of U.S. Gold.

Results of Operations - 1995 Compared to 1994

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. In 1995, 14.8% ($702,828) of the gain was recognized reflecting principal payments received on the Promissory Note while in 1994, 7.2% ($339,702) of the gain was recognized based upon Promissory Note payments. At December 31, 1995, 62% ($2,954,518) of the gain remains deferred and is anticipated to be recognized as income from Gold Capital as provided under installment sale accounting. During 1995, $195,572 in interest income related to the Promissory Note as well as $247,500 of dividend income related to the Gold Capital Preferred Stock, was accrued, compared to interest income of $234,214 and dividend income of $270,000 recognized during 1994.

During 1994, the Company received the final $100,000 in royalty payments related to the Nerco Royalty Purchase and Restructuring Agreement dated February 21, 1992, and thereafter the Company has no further interest in the Cripple Creek-Victor mining district.
In addition, during 1995, the Tonkin Springs Project Joint Venture, of which the Company holds a 40% interest through TSVLP, sold a surplus sag mill from the project distributing $252,000 to TSVLP representing it's share of the net proceeds from the sale. The Company, through TSVLP recognized a gain on its share of this sale of $196,375.

General and Administrative expenses increased approximately $44,451 in 1995 compared to 1994. The small increase in expenses for 1995 compared to 1994 generally reflect higher employee compensation expense and costs associated with an expanded investor relations program, offset in part by greater costs allocated and charged to Gold Capital Corporation for office and staff support.

Interest expense during 1995 was $27,369, and related primarily to the Federal tax liability, and interest on the unsecured note in favor of PDUS paid in full in July, 1995.

Upon finalization of the Company's 1993 Federal income tax return, a liability of $451,474 for 1993 alternative minimum tax was computed. During 1995, the Company completed payments including penalty and interest to the IRS related this liability in the
amount of $534,152.   During 1995, the Company received a federal
tax refund in the amount of $145,741 including interest and refunded penalties, as 1994 tax losses were carried back and applied against the 1993 alternative minimum tax payment. The Company has recorded a deferred tax asset of $837,322 and a valuation allowance of $613,700 as of December 31, 1995. The Company believes that it is more likely than not that the net deferred asset will be realized. Therefore, no valuation allowance has been provided for the $223,622 net deferred asset.

Other

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets" (FAS 121). This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements. In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS
123). The new standard is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

Numerous and in some regards conflicting bills have been introduced and are now pending in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. In enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to a obtain patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

ITEM 7.    FINANCIAL STATEMENTS

Index to Financial Statements                          Page

Report of Independent Certified Public Accountants     F-1

Consolidated Statements of Operations for the years
ended December 31, 1995 and 1994                       F-3

Consolidated Balance Sheet at December 31, 1995        F-4

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1995 and 1994  F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 1995 and 1994                 F-6

Notes to Consolidated Financial Statements             F-7


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
U.S. Gold Corporation

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation (the Company) as of December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and the results of their operation and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company sold a 60 percent interest in the Tonkin Springs Project. The sufficiency of the Company's working capital is dependent upon the purchaser's continuing performance under the terms of the related agreement, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
Certified Public Accountants
March 8, 1996
Denver, Colorado

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
U.S. Gold Corporation

We have audited the accompanying consolidated statement of operations and changes in shareholders' equity and cash flows of U.S. Gold Corporation (the Company) for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December
31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company sold a 60 percent interest in the Tonkin Springs Project. The sufficiency of the Company's working capital is dependent upon the purchaser's continuing performance under the terms of the related agreement, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to
this matter is also described in Note 2.   The consolidated
financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mitchell Finley and Company
Certified Public Accountants
April 14, 1995
Denver, Colorado


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1995 and 1994

                                  1995                  1994

Installment gain on sale of
  Tonkin Springs interest       $702,828              $339,702
Production royalty                     -               100,000
Interest income                  201,723               234,214
Dividend income                  247,500               270,000
Gain on sale of assets           215,506                32,533
                               1,367,557               976,449

Costs and expenses:
General and administrative       762,829               718,378
Interest                          27,369                47,527
Depreciation, depletion
  and amortization                 5,725                 6,144
                                 795,923               772,049

Income before income taxes       571,634               204,400
Provision (benefit) for
  income taxes                         -                     -
Net income                      $571,634              $204,400

Per share data:
  Net income                       $0.04                 $0.01

Weighted average shares and
share equivalents outstanding 14,591,970            14,469,226


The accompanying notes are an integral part of these consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS                                            December 31, 1995

Current assets:
  Cash and cash equivalents                              $234,326
  Interest receivable                                     195,572
  Dividend receivable                                     247,500
  Note receivable, current portion                        650,000
  Federal tax refund                                       95,182
  Other current assets                                     86,257
      Total current assets                              1,508,837

Investment in Tonkin Springs
  Project Joint Venture                                 2,262,578
Note receivable, non-current portion                    1,301,920
Investment in Gold Capital Preferred Stock              3,000,000
Investment in Gold Capital Common Stock                   270,000
Deferred tax assets, net                                  223,662
Property and equipment, net of $100,768
  in accumulated depreciation                              61,887
                                                       $8,628,884

LIABILITIES, DEFERRED CREDITS AND SHAREHOLDERS' EQUITY

Total current liabilities - accounts payable              $46,171
Reserve for reclamation                                   640,000
Deferred gain on sale of Tonkin Springs interest        2,954,518

Commitments and contingencies                                   -

Shareholders' equity:
 Common stock, $.10 par value, 15,000,000 shares
   authorized; 13,806,505 shares issued and outstanding 1,380,651
 Additional paid-in capital                            31,982,165
 Accumulated deficit                                  (28,374,621)
                                                        4,988,195
                                                       $8,628,884

The accompanying notes are an integral part of these consolidated financial statements.

U.S.GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                   Common Stock           Additional  Accumulated
                              Par         Paid-in     Earnings
                   Shares     Value       Capital     (Deficit)

Balance,
January 1, 1993    13,768,800 $1,376,880  $31,975,331 $(29,150,655)

Net income                                                 204,400

Balance,
December 31, 1994  13,768,800  1,376,880   31,975,331  (28,946,255)

Exercise of stock
options for cash       37,705      3,771       6,834             -

Net income                                                 571,634

Balance,
December 31, 1995  13,806,505 $1,380,651 $31,982,165  $(28,374,621)


The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended December 31,                     1995      1994

Cash flows from operating activities:
Production royalty                       $0           $100,000
Cash paid to suppliers and employees     (822,052)    (695,192)
Interest received                             963           56
Interest paid                             (27,369)           -
Payment of income tax obligation         (534,152)           -
Receipt of refund from IRS                145,741            -
Cash used in operating activities      (1,236,869)   ( 595,136)

Cash flows from investing activities:
Cash received from sale of
  Tonkin Springs interest               1,298,080   550,000
Cash received for 1994 accrued
  interest on note                        234,158         -
Capital expenditures                      (31,129)  (13,000)
Sale of assets                            271,240     9,033
Cash provided by investing activities   1,772,349   546,033

Cash flows from financing activities:
Repay borrowings under note payable      (330,016) (132,929)
Exercise of stock options for cash         10,605         -
Cash used in financing activities        (319,411) (132,929)

Increase (decrease) in cash
  and cash equivalents                    216,069   (182,032)
Cash and cash equivalents,
  beginning of year                        18,257    200,289
Cash and cash equivalents, end of year   $234,326    $18,257

Reconciliation of net income to
  cash used in operating activities:
Net income                               $571,634   $204,400
Items not requiring (providing) cash:
  Interest income                        (195,572)  (234,158)
  Dividend income                        (247,500)  (270,000)
  Interest payable                              -     45,568
  Depreciation, depletion and amortization 5,725       6,144
  Investment gain on sale of Tonkin
    Springs interest                    (702,828)   (339,702)
  Gain on sale of assets                (215,506)    (32,533)
Increase in current assets related
  to operations                          (83,042)    (28,469)
Increase (decrease) in current liabilities
  related to operations                 (369,780)     53,614
Cash used in operating activities    $(1,236,869)  $(595,136)


The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Summary of Significant Accounting Policies

Basis of presentation: U.S. Gold Corporation (the Company) was organized under the laws of the State of Colorado on July 14, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

Basis of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiar-ies, as well as the accounts of the Tonkin Springs Venture Limited Partnership (TSVLP). Significant intercompany accounts and transactions have been eliminated.

Statements of cash flows: The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Investments: Investment in Gold Capital preferred stock and common stock is accounted for under the cost method of accounting. These investments are evaluated periodically and carried at the lower of cost or estimated net realizable value.

Investment in Tonkin Springs Project Joint Venture is accounted for under the equity method of accounting. Under the equity method of accounting, the original investment is recorded at cost and adjusted by the Company's share of undistributed earnings, losses and distributions. This investment is evaluated periodically and carried at its estimated realizable value.

Property, plant and equipment: Property, plant and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major betterments are capitalized. Gains or losses on disposition are recognized in operations.

Exploration and development costs: General exploration costs are expensed as incurred while exploration and acquisition costs related to projects are deferred until the properties are put into commercial production, sold, or abandoned. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also deferred. Costs incurred to maintain current production or to maintain properties on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs to determine if these costs are in excess of their net realizable value and if an impairment needs to be recorded.

Depreciation, depletion and amortization: Depreciation of property, plant and equipment is computed using the units-of-production and straight-line methods, depending upon which method more accurately reflects the related assets' use. Mine development costs are charged to operations using the units-of-production method based on estimated ounces of gold to be recovered.

Property reclamation costs: The estimated reclamation cost obligation related to present disturbances at the Tonkin Springs Properties is carried as a liability. Changes to these estimates, or the estimated reclamation costs associated with other mineral properties, are accrued and charged over the expected life of each property using the units of production method. Ongoing environmen-tal and reclamation expenditures are expensed as incurred.

Per share amounts: Per share amounts are computed by dividing net income by the weighted average of shares outstanding during the year plus share equivalents. Share equivalents include the effects of outstanding stock options.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109.) Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Concentration of risks: The Company's financial instruments that are exposed to concentration of credit risk consists primarily of cash equivalent balances in excess of the insurance provided by federal insurance authorities. The Company's note receivable and investments in Gold Capital's preferred and common stock are exposed to concentration of credit risk primarily because these balances are dependent upon the successful operation of Gold Capital.

Use of estimates: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards:

In March 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Impairment of Long-Lived Assets (FAS 121). This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.


In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock-Based Compensation (FAS
123). The new standard is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

2.  Sale of 60% Interest in Tonkin Springs Project

On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the Company), sold a 60 percent undivided interest in the Tonkin Springs Properties and
Obligations (the Properties) to Gold Capital.   TSVLP retained a 40
percent undivided interest in the Properties. Immediately after the conveyance to Gold Capital and effective December 31, 1993, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture, the Tonkin Springs Project Joint Venture (Project Joint Venture), to operate and manage the Properties. Ownership in the Project Joint Venture is:
TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock (Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000.

Through December 31, 1995, TSVLP has received $1,848,080 in principal payments on the Promissory Note with a balance of
$1,951,920 remaining due at December 31, 1995.   The Promissory
Note, as amended June 21 1995, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1995 amounted to $195,572 which was received in full in March, 1996. Payment of subsequent years interest is due at the end of each respective calendar year.

Remaining principal balance is due in monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, increasing to $75,000 per month until the note is paid in full subsequent to Gold Capital raising $4,000,000 in new financing.

TSVLP and the Company have a potential significant credit risk related to the Promissory Note from Gold Capital which has a balance of $1,951,920 as of December 31, 1995. Credit risk represents the accounting loss that would be recognized at the reporting date if the parties failed completely to perform as provided under its agreements. However, a large portion of any risk associated with the Promissory Note is mitigated since under installment accounting, TSVLP has deferred a portion of the gain on the sale of the Tonkin Springs Properties and, in addition, as provided under the Promissory Note and related security agreement, TSVLP holds a security interest in Gold Capital's interest in the Tonkin Springs Project and Project Joint Venture.

2.  Sale of 60% Interest in Tonkin Springs Project, continued

The future annual minimum principal payments (at the $50,000 per month level) are as follows:

     1996            $650,000
     1997             600,000
     1998             600,000
     1999             101,920
                   $1,951,920

Effective June 22, 1995, Gold Capital completed the sale of 2,200,000 shares of its common stock in a private placement to Royalstar Resources Ltd.(Royalstar), a company organized and existing under the laws of Canada with shares traded on the Vancouver Stock Exchange. TSVLP and the Company, in order to facilitate the Royalstar private placement investment into Gold Capital i) amended the Secured Promissory Note, as discussed above,
ii) entered into the Commitment and Agreement to Convert, and iii) entered into the Shareholders' Agreement by and between TSVLP, the Company,

Gold Capital, Royalstar and certain directors of Gold Capital, as further discussed below. From a portion of the proceeds from the sale of stock by Gold Capital to Royalstar, Gold Capital paid approximately $1 million to TSVLP as principal payments under the Promissory Note and accounts payable.

Under the Commitment and Agreement to Convert, TSVLP agreed to convert its 300,000 shares of Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock, but not before November 30, 1995. In addition, the mandatory 9% annualized stock dividend requirement under the Gold Capital Preferred Stock terminated November 30, 1995, regardless of the future date of TSVLP conversion.

Under the Shareholders' Agreement dated June 22, 1995:

Royalstar, as majority owner of Gold Capital, agreed for a period of five years to support the nomination and election of certain individuals to Gold Capital's board of directors, including a member recommended by TSVLP.

TSVLP granted a proxy to Mr. John Young, the President and Chief Executive Officer of Royalstar which continues until June, 2000 and provides that Mr. Young can vote all common shares of Gold Capital standing in the name of TSVLP or the Company in all matters submitted to shareholders of Gold Capital. This proxy terminates as to any shares sold or transferred to third parties and in addition, terminates if Mr. Young is no longer president of Royalstar or Gold Capital, and TSVLP and the Company gave to Royalstar a first right of refusal as relates to sales by TSVLP or the Company of shares of Gold Capital common stock to third parties.

As noted above, the Gold Capital Preferred Stock, as amended June 22, 1995, required Gold Capital to pay a mandatory annual 9% dividend through November 30, 1995 (based on the $10 per share stated value, or $3 million aggregate valuation). Such dividends were payable at the option of Gold Capital in cash or its unregistered common stock. The 1994 dividend ($270,000) was satisfied with the issuance of 127,702 shares of common shares of Gold Capital and the 1995 dividend ($247,500 through November 30,
1995) was satisfied by the issuance of 147,816 shares issued to the Company in February, 1996. If conversion of the Preferred Stock into common equity of Gold Capital by TSVLP had taken place effective December 31, 1995, and considering the 1994 and 1995 dividend paid in common stock, TSVLP would have then owned approximately 27% of the outstanding common stock of Gold Capital. However, TSVLP has assigned its voting rights to shares of Gold Capital common stock to Mr. John Young as provided in the Shareholders Agreement dated June 22, 1995, explained further above. Pursuant to the Registration Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP. William W. Reid, president of the Company, was made a member of the board of directors of Gold Capital as provided by the Gold Capital Preferred Stock agreement upon Closing.

Effective June 1, 1995, the Company granted to its officers and outside director options to purchase an aggregate of 450,000 shares of common stock of Gold Capital Corporation from the Company at an exercise price of $1.25 per share (the market price of the shares as of the date of the grant). These option agreements expire June 1, 2000, and cannot be exercised prior to April 1, 1996. Exercise of these options anticipates the prior conversion by the Company of the Preferred Stock.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million (Reimbursable Costs), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through December 31, 1995, Gold Capital has reported that it has incurred approximately $2,173,000 in net Reimbursable Costs.

The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. As indicated above, the sufficiency of the Company's working capital is dependent upon Gold Capital's continuing performance under the terms of various agreements which raises substantial doubt about the ability to continue as a going concern. Management plans to monitor Gold Capital's performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capital's 60% interest in the Properties and Project Joint Venture. The consolidated financial statements do not include any adjustments for the uncertainty that Gold Capital may not continue to perform as required under various agreements.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For 1995 and 1994, 14.8%
($702,828) and 7.2% ($339,702), respectively, of the gain was recognized. As of December 31, 1995, $2,954,518 of the gain (62%) is deferred and is anticipated to be recognized as income as provided under the installment method of accounting.

3.  Tonkin Springs Venture Limited Partnership

On February 13, 1991, the Company sold a 51% undivided interest in its Tonkin Springs project to Denay Creek Gold Mining Company and Homestake Nevada Corporation (collectively Denay), and the parties immediately contributed their respective interests in such assets into a newly formed partnership, TSVLP. Denay was the initial manager of TSVLP. Effective October 9, 1992, Denay withdrew from TSVLP and as provided in the partnership agreement, Denay's interest reverted to the Company through its wholly-owned subsidiaries, Tonkin Springs Gold Mining Company (TSGMC) (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner). The Company, through its subsidiaries, became owner of 100% of the interest in the Partnership and assumed responsibilities for funding and managing the project. In connection with Denay's withdrawal, a dispute brought by the Company against Denay was resolved by arbitration proceedings concluded April 12, 1994 under which Denay paid to TSVLP approximately $50,562 as reimbursement for the cost of preparing a reclamation plan cost estimation for the Properties. As noted above, effective December 31, 1993, TSVLP sold a 60% interest in the Tonkin Springs Properties to Gold Capital and formed the Tonkin Springs Project Joint Venture with Gold Capital.


The following is the condensed statement of operations and condensed balance sheet for TSVLP as of and for the year ended
December 31, 1995.

STATEMENT OF OPERATIONS
                                        Year Ended
                                      December 31, 1995

Revenues:
Installment gain on sale of
  Tonkin Springs interest                     $435,610
Interest income                                201,637
Dividend income                                247,500
Gain on sale of assets                         199,335
                                             1,084,082
Costs and expenses:
 General, administrative and other             300,637
 Related party interest expense (to TSGMC)      54,370
                                               355,007

Net income                                    $729,075




BALANCE SHEET
                                       December 31, 1995
Assets:
Current assets
  Cash                                        $234,133
  Interest receivable                          195,573
  Dividend receivable                          247,500
  Note receivable, current portion             650,000
                                             1,327,206

Investment in Project Joint Venture          3,283,875
Note receivable, non-current portion         1,301,920
Investment in Gold Capital Common Stock        270,000
Investment in Gold Capital Preferred Stock   3,000,000
Intercompany account                           141,821
Other assets                                     2,301
Total Assets                                $9,327,123

Liabilities and Partners' Interest:
Current liabilities                            $27,992
Reserve for reclamation                        640,000
Deferred gain on sale of
  Tonkin Springs interest                    1,831,243
                                             2,499,235
Partners' interest
  Subsidiaries of U.S. Gold-
    Initial interest                         3,309,902
    Allocation of withdrawn interests        3,515,384
    Accumulated income                           2,602
Partners' Interest                           6,827,888

Total Liabilities and Partners' Interest   $ 9,327,123


Note A. The partnership agreement was amended in 1991 to, among other things, eliminate the requirement that the general partner fund TSVLP activities by contributions and provides at the option of the general partner, the ability to make secured loans to TSVLP to fund activities.

Note B. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100% basis, totals approximately $1.47 million of which TSVLP and the Company reflects $640,000 on its balance sheet related to its 40% share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, currently set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture.

Note C.  During 1995, TSVLP contributed into the Project Joint
Venture 247 mineral claims located in Eureka County, Nevada. TSVLP and the Company believes that the carrying value of the forgoing mineral claims to be diminutive.

Note D. During 1995, the Tonkin Springs Project made payments to the participants of $640,000 representing the net proceeds from the sale of a surplus sag mill at the Project with TSVLP receiving $256,000. A gain of $196,375 was recognized by TSVLP related to this sale.

Note E.   As more fully discussed in Footnote 2, effective December
31, 1993 TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital. TSVLP will recognize the gain from this sale using the installment method of accounting. In 1995, 14.8%
($435,610) of the gain was recognized while in 1994, 7.2%
($210,550) was recognized.

4. Condensed Financial Information of Tonkin Springs Project Joint Venture, unaudited

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the condensed balance sheet of the Project Joint Venture as of December 31, 1995, and statement of operations for
the year then ended.   All costs associated with the Properties
have been funded by Gold Capital and development and exploration costs capitalized:


STATEMENT OF OPERATIONS
                                                Year Ended
                                             December 31, 1995

Revenues                                        $      0

Property maintenance costs                       609,424

Net loss                                       $(609,424)


BALANCE SHEET                               December 31, 1995
Assets:

Property, plant, equipment &
  development costs                          $12,012,946
  Prepaid royalties                              350,760
  Deposits and other assets                       10,261
      Total assets                           $12,373,967

Liabilities, Reserves and Project
Joint Venturers' Interest:

Current liabilities                          $   292,916
Intercompany account-Gold Capital              2,173,339
Reserve for reclamation                        1,469,900
                                               3,936,155
Venturers' Interest-
  Gold Capital's interest                      6,001,469
  TSVLP's interest                             2,436,343
   Total venturers' interest                   8,437,812

Total reserves and venturers' interest       $12,373,967


5. Royalty Restructuring with NERCO, Loan Settlement Agreement with FABC

On February 21, 1992, the Company, among other things, restructured its interests with NERCO Minerals Company related to the Cripple Creek-Victor mining district of Colorado. Under this restructured royalty, the Company received minimum royalty payments of $50,000 per month through February, 1994. Subsequent to the final payment received in February, 1994, the Company has no further interest in the Cripple Creek-Victor mining district.

Also on February 21, 1992, in a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation
(FABC), the Company discharged its debt to FABC in the approximate amount of $19,136,000 and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company (i) assigned to FABC a limited Residual Royalty from NERCO after the February, 1994 payment described above, and (ii) entered into an agreement between TSGMC and FABC entitled Agreement To Pay Distributions, which requires TSGMC to pay a limited portion of certain distributions from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC and USEC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC
(i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

6.  Property and Equipment

At December 31, 1995 property and equipment, net of accumulated depreciation totalled $52,400, and represented office leasehold improvements, office furniture and equipment, vehicles and trailers.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

7.  Short-term Borrowing

Effective August 23, 1993, the Company entered into an unsecured loan agreement with Placer Dome U.S. Inc. (PDUS) under which PDUS loaned $300,000 to U.S. Gold. On July 14, 1995, the Company repaid this loan along with accrued interest of $30,016. PDUS is beneficial owner of approximately 7% of the outstanding shares of common stock of U.S. Gold.

8.  Income Taxes

In the various transactions entered into February 21, 1992 (see footnote 5), the Company had an ownership change, as that term is defined under Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards will be subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the date of the ownership change. At December 31 1995, the Company estimates that tax loss carry forwards related to operations subsequent to 1992 and therefore not subject to any limitations, totals approximately $1,665,000, expiring in year 2010.

The Company adopted Statement 109 as of January 1, 1993. Prior years' financial statements were not restated. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 are presented below:

Deferred tax assets:
  Alternative minimum tax credit carryfoward     $ 223,622
  Deferred gain on sale of TSVLP interest          497,200
  Reclamation obligation                           140,800
  Net operating loss carryforward                  366,000
    Total gross deferred tax assets              1,227,622
  Less valuation allowance                        (613,700)
    Net deferred tax assets                        613,922

Deferred tax liabilities:
  Investment in common stock                       113,900
  Basis in TSVLP                                   276,400
    Total gross deferred tax liabilities           390,300
Total net deferred tax asset                     $ 223,622


The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, no valuation allowance has been provided for the $223,622 net deferred tax asset.

A reconciliation of the tax provision for 1995 and 1994 at statutory rates is comprised of the following components:

                                                1995         1994

Statutory rate tax provision on book income  $ 194,400    $ 69,500
Book to tax adjustments:
  Installment gain on sale of Tonkin
    Springs not taxable                       (110,900)    (61,200)
  Preferred Stock Dividend                     (78,600)          -
  Other, net                                    (4,900)     (8,300)
Tax provision                                $       0    $      0


9.  Shareholders' Equity

Stock options were granted to key employees, directors and others under the Non-Qualified Amended and Restated Stock Option and Stock Plan (the Plan) during 1993 and 1992. Options to purchase shares and stock grants under the Plan were granted at market value as of
the date of the grant.   Options to purchase a total of 1,250,000
at an exercise price of $.28125 per share were issued to officers, directors and others on February 3, 1992 of which 1,212,295 remain
outstanding and unexercised as of December 31, 1995.   Effective
December 8, 1993, the Board of Directors amended the Plan and increased the number of shares thereunder from 1,250,000 to 2,300,000. At that date, options to purchase a total of 1,000,000 shares at an exercise price of $.50 per share, were granted to executives and directors of the Company. Options cannot be exercised until sufficient reserved shares of common stock are available and reserved for option exercise by the Board of Directors. During 1995, options to purchase an aggregate of 37,705 shares of stock at exercise price of $.28125 were exercised by officers of the Company.

In conjunction with the Loan Settlement Agreement with FABC and the conversion of the 10.93% convertible subordinated debentures, both effective February 21, 1992, the Company agreed to use its best efforts to register an aggregate 5,304,545 shares of common stock with the Securities and Exchange Commission and to maintain the effectiveness of such registration for a period of two years.
There can be no assurance, however, that the Company will be successful in its efforts to have the shares so registered.

10.  Employee Benefit Plans

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan (SEP). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 1995. The Company made a contribution of 15% during 1995 for calendar year 1994 in the aggregate amount of $53,807. No contribution was made in 1994 for calendar year 1993. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $22,500 or 15% of that employee's total compensation.

11.  Lease Commitments

The Company has leased office space and vehicles under noncancelable operating leases which expire through October 2000.
Future minimum lease payments as of December 31, 1995 are as follows:

                     1996          $ 64,200
                     1997            64,200
                     1998            60,000
                     1999            56,700
                     2000            47,300
                                   $292,400

Rent expense during the years ended December 31, 1995 and 1994 on all operating leases was approximately $31,089 and $16,092, respectively.


12.  Statement of Cash Flows

The Company's statement of cash flows for the two year periods ended December 31, 1995 excludes the following non-cash investing and financing activities:
                                            1995         1994

Sale of assets for receivable              $     0      $23,500

Satisfaction of dividend receivable
by investment in Gold Capital
common stock.                              $270,000     $     0




ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS on
ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 1, 1996, Mitchell Finley and Company, the Company's principal accountants, combined their practice into BDO Seidman, LLP. On February 13, 1996, BDO Seidman, LLP replaced Mitchell Finley and Company, P.C., as the Company's principal accountants.
 A Form 8-K was filed in February, 1996 reporting this event.


PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE ISSUER

The following table sets forth certain information as to each officer and director of the Company:

                       Positions With
Name             Age     the Company                  Term Expires

William W. Reid  47   President and Director           Upon
                                                       Successor's
                                                       Election

William F. Pass  49   Vice President Administration    Upon
                      and Secretary                    Successor's
                                                       Election

David C. Reid    46   Vice President Exploration and   Upon
                      Director                         Successor's
                                                       Election

John W. Goth     68   Director                     Upon Successor's
                                                       Election

WILLIAM W. REID-PRESIDENT AND DIRECTOR

Mr. Reid, a founder of the Company, has served as a Director and the President of the Company since its inception in 1979. Mr. Reid devotes substantially all of his time to the business and affairs of the Company. Effective January 1, 1994, Mr. Reid and the Company entered into an employment contract as discussed below.
Mr. Reid also serves on the board of directors of Gold Capital Corporation, a publicly traded company, as provided under the Gold Capital Series A Preferred Stock Agreement between TSVLP and Gold Capital.

WILLIAM F. PASS-VICE PRESIDENT ADMINISTRATION, SECRETARY

Mr. Pass joined the Company in June, 1988 and was appointed Corporate Secretary on September 1, 1991 and effective January 1, 1994, was made Vice President Administration. Effective February 1, 1996, Mr. Pass was appointed Vice President, Chief Financial Officer and Corporate Secretary. Mr. Pass devotes substantially all of his time to the business and affairs of the Company. Effective January 1, 1994, Mr. Pass and the Company entered into an employment contract as discussed below.

DAVID C. REID-VICE PRESIDENT EXPLORATION AND DIRECTOR

Effective October 19, 1993, Mr. David Reid was appointed a member of the Board of Directors of the Company. On January 1, 1994, Mr. Reid became an employee and officer of the Company with the title Vice President Exploration and entered into an employment contract with the Company as discussed below. Mr. David Reid devotes substantially all of his time to the business and affairs of the Company. From January 1, 1993 through December 31, 1993, Mr. Reid was an employee of TSVLP and sole director and president of U.S. Environmental Corporation, a wholly-owned subsidiary of the Company and 0.5 percent owner and limited partner in TSVLP. From September 1, 1991 through December 31, 1992, Mr. Reid was a consultant to the Company. Prior to September, 1991, Mr. Reid was an employee and officer (secretary) of the Company and served as a director.

JOHN W. GOTH-DIRECTOR

Mr. Goth has been a director of the Company since 1987. Mr. Goth also serves on the board of directors of Magma Copper Co., and Royal Gold, Inc., both publicly traded companies. For the past nine years, Mr. Goth has been a self-employed mining consultant.

There are no family relationships between officers and directors of the Company except that David C. Reid, an officer and director of the Company, is brother to William W. Reid, president of the Company and director.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the Executive Officers of the Company for the Company's last three fiscal years:
                     Summary Compensation Table

                     Annual Compensation
Name and Principal                                     Other Annual
Position               Year   Salary      Bonus        Compensation

William W. Reid,       1995   $200,000   $53,750       $    -
President and CEO      1994   $157,500   $16,250       $22,500(1)
                       1993   $155,150   $30,000       $     0

William F. Pass,       1995   $ 90,000   $23,000       $     -
Vice President and     1994   $ 75,000   $12,000       $13,307(1)
Secretary              1993   $ 73,500         -       $     0

David C. Reid,         1995   $100,000   $23,000       $     -
Vice President         1994   $ 75,000   $12,000       $13,050(1)
                       1993   $ 69,948         -       $     0

All executive officers 1995   $390,000   $99,750       $     -
as a group             1994   $307,500   $40,250       $48,857(1)
(3 individuals)        1993   $298,589   $30,000       $     0

                            Long Term Compensation
                                  Awards               All
                           Securities Underlying       Other
                                 Options               Compensation

William W. Reid,       1995         -                  (2)
President and CEO      1994       500,000               -
                       1993         -                   -

William F. Pass,       1995         -                  (2)
Vice President and     1994       100,000               -
Secretary              1993         -                   -

David C. Reid,         1995         -                  (2)
Vice President         1994       300,000               -
                       1993         -                   -

All executive officers 1995         -                  (2)
as a group             1994       900,000               -
(3 individuals)        1993         -                   -

(1) On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 1995. The Company made a contribution of 15% during 1995 for calendar year 1994. No contribution was made for calendar year 1993. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $22,500 or 15% of that employee's total compensation.

(2) Effective June 1, 1995, the Company granted to its executive officers and outside director options to purchase shares of common stock of Gold Capital Corporation from TSVLP or the Company at an exercise price of $1.25 per share (the market price of the shares as of the date of the grant). Mr. William Reid received options to purchase 200,000 shares of Gold Capital common stock, and Mr. Pass and Mr. David Reid each received options to purchase 100,000 shares. These option agreements expire June 1, 2000, and cannot be exercised prior to April 1, 1996. Exercise of these options anticipates and is dependent upon the prior conversion by TSVLP of its 300,000 shares of Gold Capital Series A Preferred Stock into 1,500,000 common shares of Gold Capital Corporation as provided by the Commitment and Agreement to Convert dated June 22, 1995. The options were not in the money at December 31, 1995 based upon the average of the reported bid and ask price of Gold Capital's common stock of $1.19 per share and therefor had no reportable value.

Option Grants in Last Fiscal Year

There were no grants of stock options made pursuant to the Non-
Qualified Stock Option and Stock Grant Plan during 1995 to
Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Table Value

Shown below is information at December 31, 1995 with respect to the exercised and unexercised options to purchase the Company's common stock to Executive Officers under the Non-Qualified Stock Option and Stock Grant Plan.

                                     Number of
                                     Securities       Value of
                                     Underlying       Unexercised
                Shares               Unexercised      In-the-Money
                Acquired            Options Held at  Options at
               on        Value      December 31,     December 31,
Name            Exercise  Realized   1995             1995 (3)


William W. Reid 22,750    $14,839     452,292 (1)     $409,890
                                      500,000 (2)     $      0

William F. Pass  5,000    $ 2,344     195,000 (1)     $176,719
                                      100,000 (2)     $      0

David C. Reid   10,000    $ 4,688     365,000 (1)     $330,781
                                      300,000 (2)     $      0

(1)  These options were exercisable at December 31, 1995.
(2) These options are currently unexercisable but will become exercisable at such time as additional authorized and unissued shares of the Company's common stock become available and are reserved for option exercise by the Board of Directors. If they had been exercisable, their value would be $343,750 for William W. Reid, $68,750 for William F. Pass, and $206,250 for David C. Reid, based upon the price as noted in (3) below.
(3) Based upon the mean of the high and low price as reported by Nasdaq on that date ($1.1875).

Compensation of Directors

The Company reimburses its outside director for reasonable expenses incurred by him in attending meetings of the Board of Directors or of Committees of the Board. No such expenses were incurred nor paid for 1995. Additionally, the outside director is paid $3,000 per quarter for his services. During 1995, Mr. Goth received total compensation of $12,000 for his service as outside director plus
$10,000 in additional compensation as a bonus.   Directors who are
also officers or employees of the Company or its affiliates do not receive compensation for their director responsibilities over their normal compensation as employees.

Employment Contracts

The Company entered into Employment Agreements effective January 1, 1994, as amended June 1, 1995 with William W. Reid, William F. Pass, and David C. Reid (the "Employment Contracts") each of which is for a five year term commencing January 1, 1994. The Employment Contracts shall be extended automatically by one year upon each anniversary date unless either the Company or employee provides the other party written notice prior to 120 days before such anniversary, that the Employment Contract will not be so extended. William W. Reid's Employment Contract provides for a base salary of $157,500 per year for the first year, $200,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the Consumer Price Index (All Items-Urban) (the "CPI-U"). William F. Pass' Employment Contract provides for a base salary of $75,000 per year for the first year, $90,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. David C. Reid's Employment Contract provides for a base salary of $75,000 per year for the first year, $100,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U.

Each of the Employment Agreements provides that the employee would be entitled to receive a termination payment from the Company in a lump sum equal to 2.9 times the employee's average annual compensation for the five taxable years immediately preceding the date of termination by the employee under certain circumstances, summarized as follows: i) the sale by the Company of substantially all of its assets to a single purchaser or to a group of affiliated purchasers; ii) the sale, exchange or other disposition, in one transaction or a series of related transactions, of at least 30 percent of the outstanding voting shares of the Company; iii) a decision by the Company to terminate its business and liquidate its assets; iv) the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization; v) the Company makes a general assignment for the benefit of its creditors, files a voluntary bankruptcy, or certain similar events or circumstances, vi) there is a material change in employee's authority, duties or responsibilities; or, vi) the Company acquires any stock or other investment in any business enterprise which acquisition or investment exceeds 40 percent of the net book value of the Company. Upon the death of an employee, the Company shall pay the employee's estate an amount equal to one year's salary; and upon termination by the Company following permanent disability of the employee, the Company shall pay the employee an amount equal to two years salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          The following table sets forth the number of shares of the Company's common stock owned beneficially as of March 25, 1996, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a director of the Company, the Executive Officers, and all of the Company's officers and directors as a group.

Name and                                              Percentage
Address of                                            of Class
Beneficial            Type of          Number         Beneficially
Owner                 Ownership        of Shares      Owned

William W. Reid    Record and Beneficial    468,292(1)    3.3%
338 Clayton #1
Denver, CO 80206

David C. Reid      Record and Beneficial    384,970(2)    2.7%
9070 E. Jewell Circle
Denver, CO 80231

William F. Pass    Record and Beneficial    200,000(3)    1.4%
14820 W. 58th Pl
Golden, CO 80403

John W. Goth       Record and Beneficial    100,000(4)    0.7%
15140 Foothill Road
Golden, CO  80401

Placer Dome U.S. Inc. Record and Beneficial  975,000      7.1%
One California Street
Suite 2500
San Francisco, CA 94111-5472
(5)

The Travelers         Record               3,162,374     23.0%
Corporation
One Tower Square
Hartford, CT  06183
(6)

French American       Record               2,142,171     15.5%
Banking Corporation
499 Park Avenue
New York, NY  10022

Denay Creek Gold      Record and Beneficial  936,988      6.8%
Mining Company
650 California St.
San Francisco, CA 94108
(7)

All officers and                           1,153,262      7.7%
directors as a group
(4 persons)

(1) This number includes an option to purchase 452,292 shares at $.28125 per share.
(2) This number includes an option to purchase 365,000 shares at $.28125 per share.
(3) This number includes an option to purchase 195,000 shares at $.28125 per share.
(4) This number consists of an option to purchase 100,000 shares at $.28125 per share.
(5) Placer Dome U.S. Inc. is a wholly owned subsidiary of Placer Dome Inc., a Canadian public company.
(6) The securities are owned by The Travelers Corporation and its subsidiaries, The Travelers Insurance Co., and The Prospect Company.
(7)    Denay is a wholly-owned subsidiary of Homestake Mining
       Company of California.


ITEM 12.  Certain Relationships and Related Transactions

Transaction with Placer Dome U.S. Inc.

Effective August 23, 1993, the Company entered into a Loan Agreement and Promissory Note with Placer Dome U.S. Inc. ("PDUS") whereby PDUS loaned $300,000 to the Company. The loan was unsecured, accrued interest at 5% per annum, and was repaid in full in June, 1995. PDUS is beneficial owner of approximately 7% of the outstanding shares of common stock of the Company. In a separate but related transaction dated August 23, 1993, TSVLP entered into a Grant, Bargain and Sale Deed agreement whereby TSVLP sold its rights under 87 mineral claims located in Eureka County, Nevada, to PDUS. In June, 1995, PDUS quit-claimed these and other mineral claims to TSVLP who, in turn, assigned them to the Tonkin Springs Project Joint Venture. The Company believes that the value of the forgoing mineral claims to be immaterial.

Transaction with Gold Capital

On December 31, 1993, TSVLP sold a 60 percent undivided interest in the Tonkin Springs properties and obligations to Gold Capital, a publicly traded corporation, and the parties immediately made their respective interests therein subject to the Project Joint Venture, with Gold Capital as manager. Ownership in the Project Joint
Venture is: TSVLP- 40 percent, Gold Capital- 60 percent.   As
partial consideration for the purchase by Gold Capital, TSVLP took a $3.8 million secured promissory note, recourse only to the properties and joint venture of which principal payments of $1,848,080 have been received as of December 31, 1995. As further partial consideration TSVLP received 300,000 shares of convertible Preferred Stock of Gold Capital with a deemed aggregate value of $3 million. Under the Commitment and Agreement to Convert dated June 22, 1995, TSVLP agreed to convert its 300,000 shares of Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock, but not before November 30, 1995. The Gold Capital Preferred Stock, as amended June 22, 1995, required Gold Capital to pay a mandatory annual 9% dividend through November 30, 1995 (based on the $10 per share stated value, or $3 million aggregate valuation). Such dividends were payable at the option of Gold Capital in cash or its unregistered common stock. The 1994 dividend ($270,000) was satisfied with the issuance of 127,702 shares of common shares of Gold Capital and the 1995 dividend ($247,500 through November 30, 1995) was satisfied by the issuance of 147,816 shares issued to the Company in February, 1996. If conversion of the Preferred Stock into common equity of Gold Capital by TSVLP had taken place effective December 31, 1995, and considering the 1994 and 1995 dividend paid in common stock, TSVLP would have then owned approximately 27% of the outstanding common stock of Gold Capital. However, TSVLP has assigned its voting rights to shares of Gold Capital common stock to Mr. John Young, president of both Gold Capital and Royalstar, as provided in the Shareholders Agreement dated June 22, 1995, explained further below. Pursuant to the Registration Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP. William W. Reid, president of the Company, was made a member of the board of directors of Gold Capital as provided by the Gold Capital Preferred Stock agreement upon Closing.

Subsequent to the December 31, 1993 transaction with Gold Capital, certain executives of the Company and certain of their immediate family members, made personal investments in securities of Gold Capital under the same terms and conditions as those offered by Gold Capital to other investors in a private placement offering completed February 28, 1994. Under the terms of the investments, investors purchased units for $2.00 per unit. Each unit consisted of 2 shares of common stock in Gold Capital plus the right, through a warrant, to purchase one additional share of common stock for an additional $1.00, which rights were all exercised during 1994. Mr. William W. Reid, president of the Company, and members of his immediate family purchased 40,500 shares of Gold Capital common stock at a cost of $40,500. The investments by Mr. William Reid and his immediate family constituted approximately 2% of the then issued and outstanding common shares of Gold Capital. Mr. William
F. Pass, vice president and secretary of the Company along with his immediate family, purchased 15,900 shares at cost a of $15,900.
The investments by Mr. Pass and his immediate family constituted approximately 1% of the then issued and outstanding common shares of Gold Capital. Mr. David C. Reid, vice president exploration of the Company, purchased 35,100 shares at a cost of $35,100, which constituted approximately 2% of the then issued and outstanding common shares of Gold Capital.

Effective June 22, 1995, Gold Capital completed the sale of 2,200,000 shares of its common stock in a private placement to Royalstar Resources Ltd.("Royalstar"), a company organized and existing under the laws of Canada with shares traded on the Vancouver Stock Exchange. TSVLP and the Company, in order to facilitate the Royalstar private placement investment into Gold Capital i) amended the Secured Promissory Note, ii) entered into the Commitment and Agreement to Convert, and iii) entered into the Shareholders' Agreement by and between TSVLP, the Company, Gold Capital, Royalstar and certain directors of Gold Capital, as further discussed below. From a portion of the proceeds from the sale of stock by Gold Capital to Royalstar, Gold Capital paid approximately $1 million to TSVLP as principal payments under the Promissory Note and accounts payable to TSVLP.

The Promissory Note was amended June 22, 1995 to reduce the monthly installment from $75,000 to $50,000 per month until such time as Gold Capital has raised an additional $4 million in additional financing, at which time the monthly payments will be increased to $75,000, and to reschedule as normal monthly payments a $400,000 payment previously due December 1, 1995.

Under the Commitment and Agreement to Convert, TSVLP agreed to convert its 300,000 shares of Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock, but not before November 30, 1995. In addition, the mandatory 9% annualized stock dividend requirement under the Gold Capital Preferred Stock terminated November 30, 1995, regardless of the date at which TSVLP converted.

Under the Shareholders' Agreement dated June 22, 1995:

Royalstar, as majority owner of Gold Capital, agreed for a period of five years to support the nomination and election of certain individuals to Gold Capital's board of directors, including a member recommended by TSVLP.

TSVLP granted a proxy to John Young, the President and Chief Executive Officer of both Royalstar and Gold Capital, which continues until June, 2000 and provides that Mr. Young can vote all common shares of Gold Capital standing in the name of TSVLP or the Company in all matters submitted to shareholders of Gold Capital. This proxy terminates as to any shares sold or transferred to third parties and in addition, terminates if Mr. Young is no longer president of Gold Capital or Royalstar, and

TSVLP and the Company gave to Royalstar a first right of refusal as relates to sales by TSVLP or the Company of shares of Gold Capital common stock to third parties.

The Company has a month-to-month office support agreement with Gold Capital, whereby it provides Gold Capital office space in Denver, Colorado, along with secretarial and administrative assistance, reception services, and conference facilities, for $1,850 per month totalling $22,200 during 1995 and $12,950 during 1994. Gold Capital also contracts for consulting services from certain employees of the Company on an as-needed basis. The Company has received or accrued an aggregate of $107,426 and $53,770 pursuant to this arrangement in years 1995 and 1994, respectively. At December 31, 1995, the Company had accounts receivable from Gold Capital under these arrangements of $59,166.

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

 *3.0 Company's Articles of Incorporation, as Amended June 22, 1988, July 5, 1988, and December 20, 1991.
 *3.1    Company's Bylaws, as Amended June 22, 1988.
 10.1 Royalty Purchase and Restructuring Agreement dated February 21, 1992, by and between U.S. Gold Corporation and NERCO Minerals Company (incorporated by reference from the Report on Form 8-K dated February 21, 1992,
         Exhibit 1).
 10.2 Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French
         American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992,
         Exhibit 4).
 10.3 Promissory Note dated December 31, 1993, by and between Tonkin Springs Venture Limited Partnership and Gold Capital Corporation (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.3).
 10.4 Security Agreement dated December 31, 1993, by and between Tonkin Springs Venture Limited Partnership and Gold
        Capital Corporation (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.4).
*10.5 Form of Amended Promissory Note from Gold Capital Corporation (debtor) to Tonkin Springs Venture Limited Partnership dated June 22, 1995.
 10.6 Loan Agreement dated August 18, 1993, by and between U.S. Gold Corporation and Placer Dome U.S. Inc. (incorporated by reference from the Report on Form 8-K dated August 23, 1993, Exhibit 10.1).
 10.7 Promissory Note dated effective August 23, 1993, by and between U.S. Gold Corporation and Placer Dome U.S. Inc. (incorporated by reference from the Report on Form 8-K dated August 23, 1993, Exhibit 10.2).
 10.8 Grant, Bargain and Sale Deed dated effective August 23, 1993, by and between U.S. Gold Corporation and Placer Dome
        U.S. Inc. (incorporated by reference from the Report on Form 8-K dated August 23, 1993, Exhibit 10.3).
 10.9 Amended and Restated Non-Qualified Stock Option and Stock Grant Plan, as amended effective December 8, 1993 (incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1993, Exhibit 10.14).
10.10 Purchase and Sales Agreement dated December 31, 1993, by and between Tonkin Springs Venture Limited Partnership and
        Gold Capital Corporation (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.1).
10.11 Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Gold Capital Corporation dated December 31, 1993 (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.2).
10.12 Mining Venture Agreement dated December 31, 1993, by and between Tonkin Springs Venture Limited Partnership and Gold Capital Corporation (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.5).
10.13 Amended Employment Agreement with William W. Reid dated June 1, 1995 (Incorporated by reference from the Report on
        Form 10-QSB for the period ended September 30, 1995,
        Exhibit 10.1).
10.14 Amended Employment Agreement with William F. Pass dated June 1, 1995 (Incorporated by reference from the Report on
        Form 10-QSB for the period ended September 30, 1995,
        Exhibit 10.2).
10.15 Amended Employment Agreement with David C. Reid dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.3).
10.16 Stock Option Agreement dated June 1, 1995 with William W. Reid related to option to purchase shares of common stock of Gold Capital Corporation from the Company
         (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.4).
10.17 Stock Option Agreement dated June 1, 1995 with William F. Pass related to option to purchase shares of common stock of Gold Capital Corporation from the Company (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.5).
10.18 Stock Option Agreement dated June 1, 1995 with David C. Reid related to option to purchase shares of common stock of Gold Capital Corporation from the Company (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.6).
10.19 Stock Option Agreement dated June 1, 1995 with John W. Goth related to option to purchase shares of common stock of Gold Capital Corporation from the Company (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.7).
*10.20 Registration Rights Agreement dated March 27, 1995, by and between Tonkin Springs Venture Limited Partnership and Gold Capital Corporation.
*10.21   Shareholders Agreement dated June 22, 1995, by and between
        U.S. Gold Corporation, Tonkin Springs Venture Limited Partnership, Tonkin Springs Gold Mining Company, Royalstar Resources Ltd. and John M. Young, and Gold Capital Corporation.
*10.22 Commitment and Agreement to Convert dated June 22, 1995, by and between Tonkin Springs Venture Limited Partnership and Royalstar Resources Ltd.
*11.     Statement regarding computation of per share earnings.
 21. Subsidiaries of the Company (incorporated by reference from the Report on Form 10-KSB for the year ended December
        31, 1993, Exhibit 21).
*23.1 Consent of BDO Siedman, LLP, to the incorporation by reference of their audit report dated March 8, 1996, in the Company's Form S-8.
*23.2 Consent of Mitchell Finley and Company, PC., to the incorporation by reference of their audit report dated April 14, 1995, in the Company's Form S-8.
*27      Financial Data Schedule

*Filed herewith.

(b)    Reports on Form 8-K during the 4th quarter of 1995.

None.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION
March 22, 1996
By  /s/ William W. Reid
William W. Reid, President and Chief Executive Officer

March 22, 1996
By /s/ William F. Pass
William F. Pass, Vice President, Chief Financial Officer and
Secretary

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 22, 1996
By /s/ William W. Reid
William W. Reid, Chairman of the Board of Directors

March 22, 1996
By /s/ David C. Reid
David C. Reid, Exploration Vice President and Director

March 22, 1996
By /s/ John W. Goth
John W. Goth, Director