Form 10QSB
period 1996-03-31
U S GOLD CORP
filed 1996-05-14
CIK 314203

FORM 10-QSB

          U.S. SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996 or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from    to

Commission file number  0-9137

              U.S. GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

                 COLORADO
(State or other jurisdiction ofincorporation)

                 84-0796160
(I.R.S. Employer or organization Identification No.)

             55 Madison, Suite 700
             Denver, Colorado 80206
       (Address of principal executive offices)

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

Class: Common Stock, $0.10 par value
Outstanding as of May 10, 1996: 13,806,505

U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)

ASSETS                                              March 31, 1996
Current assets:
  Cash and cash equivalents                             $113,702
  Accounts receivable                                    100,481
  Interest receivable                                     36,118
  Note receivable, current portion                       723,156
  Federal tax refund                                      95,182
  Other current assets                                    13,470
Total current assets                                   1,082,109

Investment in Tonkin Springs Project Joint Venture     2,262,578
Note receivable, non-current portion                   1,151,920
Investment in Gold Capital Common Stock                  517,500
Investment in Gold Capital Preferred Stock             3,000,000
Deferred tax assets, net                                 223,662
Other assets, net of depreciation                         64,347
                                                      $8,302,116

LIABILITIES, DEFERRED CREDITS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                 $10,556
Reserve for reclamation                                  640,000
  Subtotal                                               650,556

Deferred gain on sale of Tonkin Springs interest       2,912,297

Shareholders' equity:
Common stock, $.10 par value, 15,000,000 shares
  authorized; 13,806,505 shares issued
  and outstanding                                      1,380,651
Additional paid-in capital                            31,982,099
Accumulated deficit                                  (28,623,487)
  Subtotal                                             4,739,263
                                                      $8,302,116

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1996 and 1995
(Unaudited)
                                    March 31, 1996   March 31, 1995

Installment gain on sale of Tonkin
  Springs interest                       $42,222         $       0
Interest income                           39,339            66,179
Dividend income                                0            67,500
Other income                                   0             9,018
  Subtotal                                81,561           142,697

Costs and expenses:
  General and administrative             327,700           142,713
  Interest                                    67            13,187
  Depreciation and amortization            2,664             1,508
    Total expense                        330,431           157,408

Loss before taxes                       (248,870)          (14,711)
Provision for taxes                           0                 0
Net loss                               $(248,870)         $(14,711)

Per share data:
  Net loss                                 $(.02)           $(0.00)
Weighted average shares and share
 equivalents outstanding              13,806,505        13,768,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                  March 31, 1996  March 31, 1995

Cash flows from operating activities:
  Interest received                       $1,432               $0
  Payment of income tax obligation             0          (60,000)
  Cash paid to suppliers and employees  (386,788)         (86,414)
Cash used in operating activities       (385,356)        (146,414)

Cash flows from investing activities:
  Cash received from sale of Tonkin
    Springs interest                      76,844          121,380
  Cash received for accrued interest
    on note                              195,572                0
  Capital expenditures                    (7,684)               0
  Sale of assets                               0            9,018
Cash provided by investing activities    264,732          130,398

Decrease in cash and equivalents        (120,624)         (16,016)
Cash and equivalents, beginning          234,326           18,257
Cash and equivalents, ending            $113,702           $2,241

Reconciliation of net loss to cash
used in operating activities:
  Net loss                             $(248,870)        $(14,711)
  Items not requiring (providing) cash:
    Interest income                      (36,118)         (66,179)
    Dividend income                            0          (67,500)
    Interest payable                           0           12,772
    Depreciation, depletion and
      amortization                         2,664            1,508
  (Increase) decrease in current
     assets related to operations        (14,224)          (3,857)
  Increase (decrease) in current
     liabilities related to operations   (35,615)         (64,849)
  Decrease (increase) in other assets,
     long term                           (53,193)          56,402
Cash used in operating activities      $(385,356)       $(146,414)

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

The balance sheet of the Company as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities & Exchange Commission for the year ended December 31, 1995.

2.    Sale of 60% Interest in Tonkin Springs Project

On December 31, 1993 (the "Closing"), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the "Company"), sold a 60 percent undivided interest in the Tonkin Springs Properties and
Obligations (the "Properties") to Gold Capital.   TSVLP retained a
40 percent undivided interest in the Properties. Immediately after the conveyance to Gold Capital, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture, the Tonkin Springs Project Joint Venture ("Project Joint Venture"), to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital-60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note"); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock ("Gold Capital Preferred Stock") having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000.

Through March 31, 1996, TSVLP has received $1,924,924 in principal payments on the Promissory Note with a balance of $1,875,076
remaining due at March 31, 1996.   The Promissory Note, as amended
June 21 1995, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1995 in the amount of $195,572 was received in full in March, 1996. A portion of the February, 1996 and all of the March, April and May, 1996 note monthly payments from Gold Capital are currently past due.

Remaining principal balance of the Promissory Note is due in monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, increasing to $75,000 per month until the note is paid in full subsequent to Gold Capital raising $4,000,000 in new financing.

The future annual minimum principal payments (at the $50,000 per month level) are as follows:
                               1996        $573,156
                               1997         600,000
                               1998         600,000
                               1999         101,920
                                         $1,875,076

Effective June 22, 1995, the TSVLP entered into the Commitment and Agreement to Convert, under which TSVLP agreed to convert its 300,000 shares of Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock at some time after November 30, 1995. Under this arrangement, the mandatory 9% annualized stock dividend requirement under the Preferred Stock terminated November 30, 1995.

Also effective June 22, 1995, the Company entered into the Shareholders' Agreement under which:

Royalstar Resources Ltd. ("Royalstar"), as majority owner of Gold
Capital, agreed for a period of five years to support the nomination and election of certain individuals to Gold Capital's board of directors, including a member recommended by TSVLP.

TSVLP granted a proxy to Mr. John Young, the President and Chief Executive Officer of Royalstar, which continues until June, 2000 and provides that Mr. Young can vote all common shares of Gold Capital standing in the name of TSVLP or the Company in all matters submitted to shareholders of Gold Capital. This proxy terminates as to any shares sold or transferred to third parties and in addition, terminates if Mr. Young is no longer president of Royalstar or Gold Capital. In addition, TSVLP and the Company gave to Royalstar a first right of refusal as relates to sales by TSVLP or the Company of shares of Gold Capital common stock to third parties.

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

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through March 31, 1996, Gold Capital has reported that it has incurred approximately $3,407,150 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For the three month period ended March 31, 1996, 0.9% ($42,222) of the gain was recognized. No gain was recognized for the 1995 period since no payments were recieved on the Promissory Note during that quarter.

3.    Tonkin Springs Venture Limited Partnership

The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company ("TSGMC") (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner).

The following is the unaudited statement of operations and condensed balance sheet for TSVLP as of and for the three months ended March 31, 1996.

STATEMENT OF OPERATIONS                        Three Months Ended
                                                 March 31, 1996
Revenues:
  Installment gain on sale of
    Tonkin Springs interest                           $26,165
  Interest income                                      39,318
    Subtotal                                           65,483

Costs and expenses:
  General, administrative and other                    55,416

Net income                                            $10,067

BALANCE SHEET                                     March 31, 1996
Assets:
  Current assets
    Cash                                               $96,867
    Interest receivable                                 36,118
    Accounts receivable                                 20,000
    Note receivable, current portion                   723,156
      Subtotal                                         876,141

  Investment in Project Joint Venture                3,283,875
  Note receivable, non-current portion               1,151,920
  Investment in Gold Capital Common Stock              517,500
  Investment in Gold Capital Preferred Stock         3,000,000
  Intercompany account                                 451,660
  Other assets                                           2,302
Total Assets                                        $9,283,398


Liabilities and Partners' Interest:
  Current liabilities                                     $365
  Reserve for reclamation                              640,000
  Deferred gain on sale of Tonkin
    Springs interest                                 1,805,077
    Subtotal                                         2,445,442

Partners' interest
  Subsidiaries of U.S. Gold-
    Initial interest                                 3,309,902
    Allocation of withdrawn interests                3,515,384
    Accumulated earnings                                12,670
      Partners' Interest                             6,837,956

Total Liabilities and Partners' Interest            $9,283,398


Note A. The partnership agreement has been amended to, among other things, eliminate the requirement that the general partner fund TSVLP activities through contributions. The amended agreement provides at the option of the general partner, the ability to make secured loans to TSVLP to fund activities.

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

4.    Condensed Financial Information of Tonkin Springs Project
Joint Venture

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the unaudited condensed statement of operations and balance sheet of the Project Joint Venture as of and for the three months ended March 31, 1996. All costs and expenditures associated with the Properties have been funded by Gold Capital.

STATEMENT OF OPERATIONS                          Three Months Ended
                                                   March 31, 1996

Revenues                                                     $0
Property maintenance costs                              212,072
  Net loss                                            $(212,072)

BALANCE SHEET                                       March 31, 1996
Assets:
Current assets, cash                                    $75,554
Property, plant, equipment &
 development costs                                   12,135,611
Prepaid royalties                                       527,823
Deposits and other assets                                 9,675
  Total assets                                      $12,748,663

Liabilities, Reserves and Project
Joint Venturers' Interest:

Current liabilities                                    $283,871
Intercompany account-Gold Capital                     2,769,150
Reserve for reclamation                               1,469,900
  Subtotal                                            4,522,921

Venturers' Interest-
 Gold Capital's interest                              5,789,399
 TSVLP's interest                                     2,436,343
Total venturers' interest                             8,225,742

Total liabilities, reserves and
  venturers' interest                               $12,748,663

5.    Loan Settlement Agreement

On February 21, 1992, in a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation ("FABC"), the Company discharged its debt to FABC. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between TSGMC and FABC entitled "Agreement To Pay Distributions." Under the terms of this agreement, TSGMC is required to pay to FABC (i) the first $30,000 of distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

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

Through March 31, 1996, the Company has received $1,924,924 in principal payments on the Promissory Note with $1,875,076 remaining due. The Promissory Note as amended, requires monthly payments by Gold Capital of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, and $75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing. The Promissory Note as amended, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for 1995 in the amount of $195,572 and was received in full during March, 1996.

TSVLP entered into the Commitment and Agreement to Convert with Gold Capital dated June 22, 1995, whereby it agreed to convert its 300,000 shares of Gold Capital Preferred Stock at some time in the future into 1,500,000 shares of Gold Capital common stock. The Preferred Stock accrued mandatory 9% dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) through November 30, 1995. The 1994 dividend in the amount of $270,000 was satisfied with the issuance of 127,702 shares of Gold Capital common stock, and the 1995 dividend (through November 30,
1995) in the amount of $247,500 was satisfied by the issuance of 147,816 shares of common stock of Gold Capital received by TSVLP in February, 1996. The aggregate carrying value of the 275,518 shares of Gold Capital common shares received as dividends is $517,500 ($1.88/share), and the market price of such shares as of April 10,
1996 was bid $1.00 and ask $1.38.   Pursuant to the Registration
Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through March 31, 1996, Gold Capital has reported that it has incurred approximately $3,407,150 in net costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital.

During 1996, Gold Capital retained Behre Dolbear & Company, Inc., international consultants to the mining industry, to perform a technical audit of the feasibility study for the Tonkin Springs
Project incorporating the initial 5 year plan of operations. The feasibility study incorporated estimates, projections and assumptions related to various items including ore grade, gold recovery rates and operating and capital costs. Actual results could differ from those estimates, projections and assumptions. The audit was completed in April, 1996, and the Conslusions/Recomendation section of the Executive Summary of the report indicated that the project, "on a 100 percent basis and pre-tax, has strong economics and a quick payback of capital". Behre Dolbear projected average cash operating costs for the initial 5 years of operations at $243.43 per ounce of gold and concluded that the project economics and technical factors indicate the project should proceed to commercial production.

The feasibility study included an updated estimate of gold ore reserves as summarized below by operating processes:

                                                Strip     Contained
                         Ore Tons    Grade      Ratio      Ounces
                          (000's)    (OPT)

Sulfide Milling            2,568     0.102                 260,900
Sulfide Heap Leaching      3,575     0.045                 160,700
Oxide Heap Leaching        3,690     0.036                 132,100
  Total                    9,833     0.056      2.84       553,700

The Company anticipates that Gold Capital will put the Tonkin
Springs Project into production upon Gold Capital obtaining the necessary funding and issuance of final operating permits.

Liquidity and Capital Resources

During the remainder of 1996, TSVLP anticipates receipt of a minimum of $573,156 in principal payments from Gold Capital plus accrued interest under the Promissory Note which is due December 31, 1996. These payments are the only source of working capital anticipated during 1996 unless the Tonkin Springs Project commences commercial production with cash flow, if any, distributed to TSVLP. Therefore, the sufficiency of the Company's working capital is dependent upon Gold Capital's continuing performance under the terms of various agreements. Management plans to monitor Gold Capital's performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capital's 60% interest in the Properties and Project Joint Venture.

For the three months ended March 31, 1996, net cash used in operations increased from $146,414 in the 1995 period to $385,668 during 1996, reflecting the increase in cash paid to suppliers and employees, and payments during 1995 on a Federal tax obligation. Cash flow from investing activities increased from $130,398 for 1995 to $264,732 in 1996, primarily reflecting receipt of accrued interest for 1995 received in 1996 under the note from Gold Capital.

Results of Operations - 1996 Compared to 1995

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. For the three month period ended March 31, 1996, 0.9% ($42,222) of the gain was recognized reflecting principal payment received on the Promissory Note while in 1995 period, no payments were received.
At March 31, 1996, $2,912,297 of the gain remains deferred and is anticipated to be recognized as income in the future as provided under installment sale accounting. During the 1996 period, $39,339 in interest income related to the Promissory Note was recorded, compared to interest income of $66,179 during the 1995 period as well as dividend income of $67,500 related to the Gold Capital Preferred Stock. Dividends on the preferred stock ceased to accrue effective November 30, 1995.

General and Administrative expenses increased approximately $184,987 in the 1996 period compared to 1995, reflecting higher office rental costs as well as salaries and bonuses paid to employees. Interest expense during the 1995 period was $13,187, and related primarily to the Federal tax liability, and interest on the unsecured note in favor of PDUS paid in full in July, 1995.

PART II

1.    No report required.
2.    No report required.
3.    No report required.
4.    No report required.
5.    No report required.

6.a(i) Exhibit 10.1 - Executive Summary of Technical Audit of the Tonkin Springs Gold Property, Eureka County, Nevada, dated
        April, 1996, by Behre Dolbear & Company, Inc., Denver,
        Colorado.

   (ii) Exhibit 11 - Statement of Computation of Weighted Average Shares Outstanding.

6.b      Reports on Form 8-K.  Effective February 13, 1996, the
Company file a Form 8-K on Item 4, Change in Registrant's Certifying Accountant, reporting that BDO Seidman, LLP replaced Mitchell*Finley and Company, P.C., as the Company's principal accountants. On January 1, 1996, Mitchell*Finley and Company, P.C. merged their practice into BDO Seidman, LLP.


SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  May 10, 1996         By: /s/ William W. Reid
                                 William W. Reid, President
                                 and Chairman of the Board



Dated:  May 10, 1996         By: /s/ William F. Pass
                                 William F. Pass, Vice President
                                 and Chief Financial Officer