Form 10QSB
period 1996-06-30
U S GOLD CORP
filed 1996-08-14
CIK 314203

FORM 10-QSB

            U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                     or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
                        Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                             Outstanding as of August 10, 1996
Common Stock, $0.10 par value            13,806,505


U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS                                              June 30, 1996

Current assets:

  Cash and cash equivalents                            $    11,189
  Accounts receivable                                      162,714
  Interest receivable                                       70,063
  Note receivable, current portion                         758,156
  Federal tax refund                                        95,182
  Other current assets                                      13,114
    Total current assets                                 1,110,418

Investment in Tonkin Springs Project Joint Venture       2,262,578
Note receivable, non-current portion                     1,001,920
Investment in Gold Capital Common Stock                    517,500
Investment in Gold Capital Preferred Stock               3,000,000
Deferred tax assets, net                                   223,662
Other assets, net of depreciation                           62,408
                                                        $8,178,486

LIABILITIES, DEFERRED CREDITS AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities              $   21,816

Reserve for reclamation                                    640,000

Deferred gain on sale of Tonkin Springs interest         2,838,751

Shareholders' equity:
  Common stock, $.10 par value, 15,000,000 shares
   authorized; 13,806,505 shares issued and
   outstanding                                           1,380,651
  Additional paid-in capital                            31,982,099
  Accumulated deficit                                  (28,684,831)
    Total Shareholders' equity                           4,677,919

                                                        $8,178,486

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

                          Three Months Ended     Six Months Ended
                          June 30,   June 30,    June 30, June 30,

Installment gain on sale
 of Tonkin Springs
 interest                 $ 73,546  $523,891    $115,768  $523,891
Interest income             34,392    56,908      73,731   123,087
Dividend income                  0    67,500           0   135,000
Other income                 1,215        18       1,215     9,036
  Total                    109,153   648,317     190,714   791,014

Other costs and expenses:
General and administrative 167,520   258,803     495,220   401,516
Interest                        53    21,102         120    34,289
Depreciation and
 amortization                2,924     1,138       5,588     2,646
  Total expense            170,497   281,043     500,928   438,451

Income (loss) before
 income taxes              (61,344)  367,274    (310,214)  352,563

Provision for income taxes       0         0           0         0

Net income (loss)         $(61,344) $367,274   $(310,214) $352,563

Per share data:
  Net income (loss)       $(0.00)   $0.03      $(0.02)    $0.02

Weighted average shares
 and share equivalents
 outstanding            13,806,505 14,514,943 13,806,505 14,427,810

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1996 and 1995 (Unaudited)

                                           June 30,        June 30,
                                            1996            1995
Cash flows from operating activities:
  Cash paid to suppliers and employees    $(603,550)     $(275,456)
Cash used in operating activities          (603,550)      (275,456)

Cash flows from investing activities:
  Cash received from sale of Tonkin
   Springs interest                         191,844        998,880
  Cash received for accrued interest
   on note                                  195,572        234,158
  Capital expenditures                       (8,218)             0
  Sale of assets                              1,215          9,000
Cash provided by investing activities       380,413      1,242,038

Cash flows from financing activities:
  Payment on income tax obligation                0       (534,152)
Cash provided by (used in) financing
 activities                                       0       (534,152)

Increase (decrease) in cash and
 equivalents                               (223,137)       432,430
Cash and equivalents, beginning             234,326         18,257
Cash and equivalents, ending                $11,189       $450,687

Reconciliation of net income (loss) to
cash used in operating activities:

Net income (loss)                         $(310,214)      $352,563
Items not requiring (providing) cash:
  Interest income                           (70,063)      (117,245)
  Dividend income                                 0       (135,000)
  Interest expense                                0          8,967
  Depreciation, depletion and amortization    5,588          2,646
  Investment gain on sale of Tonkin Springs
   interest                                (115,768)      (523,891)
(Increase) decrease in current assets
  related to operations                     159,313         38,228
Increase (decrease) in current
  liabilities related to operations         (24,385)      (444,428)
Decrease (increase) in other assets,
 long term                                 (248,021)     1,093,616

Cash used in operating activities          $603,550       $275,456

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

  The balance sheet of the Company as of June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

  The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities & Exchange Commission for the year ended December 31, 1995.

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

  Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included $200,000 in cash at Closing, delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note"); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock ("Gold Capital Preferred Stock") having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000.

  Through June 30, 1996, TSVLP has received $2,039,924 in principal payments on the Promissory Note with a balance of $1,760,076
remaining due at June 30, 1996.   The Promissory Note, as amended
June 21, 1995, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1995 in the amount of $195,572 was received in full in March, 1996. A portion of the April, 1996 and all of the May, June, July and August, 1996 monthly note payments from Gold Capital are currently past due.

  Remaining principal balance of the Promissory Note is due in monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, increasing to $75,000 per month until the note is paid in full subsequent to Gold Capital raising $4,000,000 in new financing.

  The future annual minimum principal payments (at the $50,000 per month level) are as follows:

          1996        $458,156
          1997         600,000
          1998         600,000
          1999         101,920
            Total   $1,760,076

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

  Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through June 30, 1996, Gold Capital has reported that it has incurred approximately $2,983,000 in net Reimbursable Costs.

  The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For the six month period ended June 30, 1996, 2.4% ($115,768) of the gain was recognized, while in the comparable period of 1995, 11% ($523,891) of the gain was recognized.

3.     Tonkin Springs Venture Limited Partnership

  The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company ("TSGMC") (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner).

  The following is the unaudited statement of operations and condensed balance sheet for TSVLP as of and for the six months ended June 30, 1996.

                                                   Six Months Ended
STATEMENT OF OPERATIONS                              June 30, 1996

Revenues:
  Installment gain on sale of
    Tonkin Springs interest                          $71,754
  Interest income                                     73,690
  Other income                                         1,165
    Total revenues                                   146,609

Costs and expenses:
  General, administrative and other                  111,446

Net income                                           $35,163


BALANCE SHEET                                   June 30, 1996
Assets:
  Current assets
    Cash                                              $1,752
    Interest receivable                               70,063
    Accounts receivable                               20,000
    Note receivable, current portion                 758,156
     Total current assets                            849,971

  Investment in Project Joint Venture              3,283,875
  Note receivable, non-current portion             1,001,920
  Investment in Gold Capital Common Stock            517,500
  Investment in Gold Capital Preferred Stock       3,000,000
  Intercompany account                               607,573
  Other assets                                         2,302
      Total Assets                                $9,263,141

Liabilities and Partners' Interest:

  Current liabilities                                   $601
  Reserve for reclamation                            640,000
  Deferred gain on sale of Tonkin
   Springs interest                                1,759,489
    Subtotal                                       2,400,090

  Partners' interest
    Subsidiaries of U.S. Gold-
      Initial interest                             3,309,902
      Allocation of withdrawn interests            3,515,384
      Accumulated earnings                            37,765
        Partners' Interest                         6,863,051

Total Liabilities and Partners' Interest          $9,263,141


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

4.     Condensed Financial Information of Tonkin Springs Project
       Joint Venture

  As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the unaudited condensed statement of operations and balance sheet of the Project Joint Venture as of and for the six months ended June 30, 1996. All costs and expenditures associated with the Properties have been funded by Gold Capital.

                                                 Six Months Ended
STATEMENT OF OPERATIONS                             June 30, 1996

Property maintenance costs                          $397,721
Net loss                                            $397,721

BALANCE SHEET                                  June 30, 1996

Assets:

Current assets, cash                                  $2,405
Property, plant, equipment &
 development costs                                12,304,747
Prepaid royalties                                    527,823
Deposits and other assets                              9,675
  Total assets                                   $12,844,650

Liabilities, Reserves and Project Joint Venturers' Interest:

Current liabilities                                 $354,490
Intercompany account-Gold Capital                  2,983,081
Reserve for reclamation                            1,469,900
  Subtotal                                         4,807,471

Venturers' Interest-
 Gold Capital's interest                           5,602,001
 TSVLP's interest                                  2,435,178
   Total venturers' interest                       8,037,179

Total liabilities, reserves and
  venturers' interest                            $12,844,650


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

  Through June 30, 1996, the Company has received $2,039,924 in principal payments on the Promissory Note with $1,760,076 remaining due. The Promissory Note as amended, requires monthly payments by Gold Capital of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, and $75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing. The Promissory Note as amended, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for 1995 in the amount of $195,572 and was received in full during March, 1996.

  TSVLP entered into the Commitment and Agreement to Convert with Gold Capital dated June 22, 1995, whereby it agreed to convert its 300,000 shares of Gold Capital Preferred Stock at some time in the future into 1,500,000 shares of Gold Capital common stock. The Preferred Stock accrued mandatory 9% dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) through November 30, 1995. The 1994 dividend in the amount of $270,000 was satisfied with the issuance of 127,702 shares of Gold Capital common stock, and the 1995 dividend (through November 30,
1995) in the amount of $247,500 was satisfied by the issuance of 147,816 shares of common stock of Gold Capital received by TSVLP in February, 1996. The aggregate carrying value of the 275,518 shares of Gold Capital common shares received as dividends is $517,500 ($1.88/share), and the market price of such shares as of August 13,
1996 was bid $1.00 and ask $1.38.   Pursuant to the Registration
Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP.

  Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through June 30, 1996, Gold Capital has reported that it has incurred approximately $2,983,000 in net costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital.

During 1996, Gold Capital retained Behre Dolbear & Company, Inc., international consultants to the mining industry, to perform a technical audit of the feasibility study for the Tonkin Springs Project incorporating the initial 5 year plan of operations. The feasibility study incorporated estimates, projections and assumptions related to various items including ore grade, gold recovery rates and operating and capital costs. Actual results could differ from those estimates. The audit was completed in April, 1996, and the Conclusion/Recommendation section of the Executive Summary of the report indicated that the project, "on a 100 percent basis and pre-tax, has strong economics and a quick payback of capital". Behre Dolbear projected average cash operating costs for the initial 5 years of operations at $243.43 per ounce of gold and concluded that the project economics and technical factors indicate the project should proceed to commercial production.

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

Liquidity and Capital Resources

  During the remainder of 1996, TSVLP anticipates receipt of a minimum of $458,156 in principal payments from Gold Capital plus accrued interest due December 31, 1996 under the Promissory Note. These payments are the only source of working capital anticipated during 1996. Therefore, the sufficiency of the Company's working capital is dependent upon Gold Capital's continuing performance under the terms of various agreements. Management plans to monitor Gold Capital's performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capital's 60% interest in the Properties and Project Joint Venture.

For the six months ended June 30, 1996, net cash used in operations increased from $275,456 in the 1995 period to $603,550 during the 1996 period, reflecting the increase in cash paid to suppliers and employees, and payments during 1995 on a Federal tax obligation. Cash flow from investing activities decreased to $380,413 for the 1996 period from $1,242,038 in 1995, primarily reflecting receipt of higher payments in the 1995 period under the Promissory Note from Gold Capital.

Results of Operations - 1996 Compared to 1995

Six Month Periods Ended June 30, 1996 and 1995:

  The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. For the six month period ended June 30, 1996, 2.4% ($115,768) of the gain was recognized reflecting principal payment received on the Promissory Note while in 1995 period, 11% ($523,891) of the gain
was recognized.   At June 30, 1996, $2,838,751 of the gain remains
deferred and is anticipated to be recognized as income in the future as provided under installment sale accounting. During the 1996 period, $71,853 in interest income related to the Promissory Note was recorded, compared to interest income of $123,087 during the 1995 period as well as dividend income of $67,500 related to the Gold Capital Preferred Stock. Dividends on the preferred stock ceased to accrue effective November 30, 1995.

  General and Administrative expenses increased approximately $93,704 in the 1996 period compared to 1995, reflecting higher office rental costs as well as salaries and bonuses paid to employees. Interest expense during the 1995 period was $34,289, and related primarily to the Federal tax liability, and interest on the unsecured note in favor of PDUS paid in full in July, 1995.

Three Month Periods Ended June 30, 1996 and 1995

  For the three months ended June 30, 1996, the net loss totaled $61,344 compared to a net income of $367,274 for the comparable period of 1995, reflecting primarily greater installment gain income related to the sale of the Tonkin Springs interest during the 1995 period as well as dividend income on the Gold Capital Preferred Stock (which dividends ceased to accrue effective November 30, 1995), offset, in part, by reduced general and administrative expenses during the 1996 period.

Other

  Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of various risks and uncertainties. This report should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities & Exchange Commission for the year ended December 31, 1995.


PART II

1.    No report required.
2.    No report required.
3.    No report required.
4.    No report required.
5.    No report required.
6.a   Exhibit 11 - Statement of Computation of Weighted
        Average Shares Outstanding.
6.b   Reports on Form 8-K.  None


SIGNATURES


  In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  August 13, 1996    By /s/ William W. Reid
                           William W. Reid, President and Chairman
                           of the Board


Dated:  August 13, 1996    By /s/ William F. Pass
                           William F. Pass, Vice President and
                           Chief Financial Officer