Form 10QSB
period 1996-09-30
U S GOLD CORP
filed 1996-11-22
CIK 314203

FORM 10-QSB

            U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                     or

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
                        Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                             Outstanding as of November 11, 1996
Common Stock, $0.10 par value            13,854,505


U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS                                              September 30, 1996

Current assets:

  Cash and cash equivalents                            $    37,438
  Accounts receivable                                      211,849
  Interest receivable                                      101,192
  Federal tax refund receivable                             79,324
  Note receivable, current portion                         668,156
  Other current assets                                      12,522
    Total current assets                                 1,110,481

Investment in Tonkin Springs Project Joint Venture       2,262,578
Note receivable, non-current portion                       851,920
Investment in Gold Capital Common Stock                    517,500
Investment in Gold Capital Preferred Stock               3,000,000
Deferred tax assets, net                                   239,520
Other assets, net of depreciation                           77,329
                                                        $8,059,328

LIABILITIES, DEFERRED CREDITS AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities              $   21,072

Reserve for reclamation                                    640,000


Deferred gain on sale of Tonkin Springs interest         2,695,623

Shareholders' equity:
  Common stock, $.10 par value, 15,000,000 shares
   authorized; 13,854,505 shares issued and
   outstanding                                           1,385,451
  Additional paid-in capital                            31,977,219
  Accumulated deficit                                  (28,660,037)
    Total Shareholders' equity                           4,702,633

                                                        $8,059,328

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                          Three Months Ended     Nine Months Ended
                            September 30,         September 30,
                          1996      1995         1996     1995

Installment gain on sale
 of Tonkin Springs
 interest                 $143,128  $ 89,460    $258,896  $ 613,351
Interest income             38,132    40,348     111,863    163,435
Dividend income                  0    67,500           0    202,500
Other income                     0   197,644       1,215    206,680
  Total                    181,260   394,952     371,974  1,185,966

Other costs and expenses:
General and administrative 153,035   196,895     648,255    598,411
Interest                       467       832         587     35,121
Depreciation and
 amortization                2,964     1,267       8,552      3,913
  Total expense            156,466   198,994     657,394    637,445

Income (loss) before
 income taxes               24,794   195,958    (285,420)   548,521

Provision for income taxes       0         0           0          0

Net income (loss)          $24,794  $195,958   $(285,420)  $548,521

Per share data:
  Net income (loss)          $0.00     $0.01      $(0.02)    $0.04

Weighted average shares
 and share equivalents
 outstanding            14,643,068 14,694,986 13,807,215 14,545,737

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                                         September 30,  September 30,
                                            1996            1995
Cash flows from operating activities:
  Cash paid to suppliers and employees    $(817,301)     $(645,843)
Cash used in operating activities          (817,301)      (645,843)

Cash flows from investing activities:
  Cash received from sale of Tonkin
   Springs interest                         431,844      1,148,080
  Cash received for accrued interest
   on note                                  195,572        234,158
  Capital expenditures                       (8,218)        (5,301)
  Sale of assets                              1,215        262,210
Cash provided by investing activities       620,413      1,639,147

Cash flows from financing activities:
  Payment on income tax obligation                0       (534,152)
  Exercise of stock options for cash              0         10,605
  Repay borrowings under note payable             0       (330,016)
Cash provided by (used in) financing
 activities                                       0       (853,563)

Increase (decrease) in cash and
 equivalents                               (196,888)       139,741
Cash and equivalents, beginning             234,326         18,257
Cash and equivalents, ending                $37,438       $157,998

Reconciliation of net income (loss) to
cash used in operating activities:

Net income (loss)                         $(285,420)      $548,521
Items not requiring (providing) cash:
  Interest income                          (101,192)      (157,594)
  Dividend income                                 0       (202,500)
  Depreciation, depletion and amortization    8,552          3,913
  Investment gain on sale of Tonkin Springs
   interest                                (258,896)      (613,351)
(Increase) decrease in current assets
  related to operations                    (122,256)         4,509
Increase (decrease) in current
  liabilities related to operations         (24,099)      (134,790)
Decrease (increase) in other assets,
 long term                                  (33,990)       (94,551)

Cash used in operating activities         $(817,301)     $(645,843)

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Gold Corporation (the "Company") and its wholly owned subsidiaries including the accounts of Tonkin Springs Venture Limited Partnership ("TSVLP"). Significant intercompany accounts and transactions have been eliminated.

The balance sheet of the Company as of September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995.

2.     Sale of 60% Interest in Tonkin Springs Project

On December 31, 1993 (the "Closing"), TSVLP, a partnership owned by subsidiaries of the Company, sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the "Properties") to Gold Capital Corporation
("Gold Capital").   TSVLP retained a 40 percent undivided interest in the
Properties. Immediately after the conveyance to Gold Capital, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture, the Tonkin Springs Project Joint Venture ("Project Joint Venture"), to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

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

Through September 30, 1996, TSVLP has received $2,279,924 in principal payments on the Promissory Note with a balance of $1,520,076 remaining due at September
30, 1996.   The Promissory Note, as amended June 21, 1995, is collateralized by
Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1995 in the amount of $195,572 was received in full in March, 1996. A portion of the August,1996 and all of the September, 1996 monthly note payments from Gold Capital are currently past due.

Remaining principal balance of the Promissory Note is due in monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, increasing to $75,000 per month until the note is paid in full subsequent to Gold Capital raising $4,000,000 in new financing.

The future annual minimum principal payments (at the $50,000 per month level) are as follows:

          1996        $218,156
          1997         600,000
          1998         600,000
          1999         101,920
            Total   $1,520,076

Effective June 22, 1995, TSVLP entered into the Commitment and Agreement to Convert, under which TSVLP agreed to convert its 300,000 shares of Gold Capital Preferred Stock into 1,500,000 shares of Gold Capital common stock at some time after November 30, 1995. Under this arrangement, the mandatory 9% annualized stock dividend requirement under the Preferred Stock terminated November 30, 1995. The 1994 dividend ($270,000) was satisfied with the issuance of 127,702 shares of common shares of Gold Capital and the 1995 dividend ($247,500 through November 30, 1995) was satisfied by the issuance of 147,816 shares issued to the Company in February, 1996.

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

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through September 30, 1996, Gold Capital has reported that it has incurred approximately $3,538,000 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For the nine month period ended September 30, 1996, 5.5% ($258,896) of the gain was recognized, while in the comparable period of 1995, 13% ($613,351) of the gain was recognized.

3.     Tonkin Springs Venture Limited Partnership

The Company holds its interest in the Project Joint Venture through Tonkin Springs Venture Limited Partnership ("TSVLP"), a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company ("TSGMC") (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner).

The following is the unaudited statement of operations and condensed balance sheet for TSVLP as of and for the nine months ended September 30, 1996.

                                                   Nine Months Ended
STATEMENT OF OPERATIONS                            September 30, 1996

Revenues:
  Installment gain on sale of
    Tonkin Springs interest                         $160,466
  Interest income                                    104,830
  Other income                                         1,165
    Total revenues                                   266,461

Costs and expenses:
  General, administrative and other                  185,255

Net income                                           $81,206


BALANCE SHEET                                  September 30, 1996
Assets:
  Current assets
    Cash                                                $729
    Interest receivable                              101,192
    Accounts receivable                               20,000
    Note receivable, current portion                 668,156
     Total current assets                            790,077

  Investment in Project Joint Venture              3,283,875
  Note receivable, non-current portion               851,920
  Investment in Gold Capital Common Stock            517,500
  Investment in Gold Capital Preferred Stock       3,000,000
  Intercompany account                               774,798
  Other assets                                         1,702
      Total Assets                                $9,219,872

Liabilities and Partners' Interest:

  Reserve for reclamation                           $640,000

  Deferred gain on sale of Tonkin
   Springs interest                                1,670,777

  Partners' interest
    Subsidiaries of U.S. Gold-
      Initial and allocation of
        withdrawn interests                        6,825,286
      Accumulated earnings                            83,809
        Partners' Interest                         6,909,095

Total Liabilities, Deferred Gain
 and Partners' Interest                           $9,219,872


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

4.     Condensed Financial Information of Tonkin Springs Project
       Joint Venture

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture with Gold Capital as manager of the Properties. The following is the unaudited condensed statement of operations and balance sheet of the Project Joint Venture as of and for the nine months ended September 30, 1996, as reported by Gold Capital. All costs and expenditures associated with the Properties have been funded by Gold Capital.

                                                 Nine Months Ended
STATEMENT OF OPERATIONS                          September 30, 1996

Property maintenance costs                          $687,199
Net loss                                            $687,199

BALANCE SHEET                                  September 30, 1996

Assets:

Current assets, cash                                  $4,970
Property, plant, equipment and
 development costs                                12,539,364
Prepaid royalties and other assets                   537,498
  Total assets                                   $13,081,832

Liabilities, Reserves and Project Joint Venturers' Interest:

Current liabilities                                 $326,070
Intercompany account-Gold Capital                  3,538,161
Reserve for reclamation                            1,469,900
  Subtotal                                         5,334,131

Venturers' Interest-
 Gold Capital's interest                           5,312,523
 TSVLP's interest                                  2,435,178
   Total venturers' interest                       7,747,701

Total liabilities, reserves and
  venturers' interest                            $13,081,832

Gold Capital, the manager of the Joint Venture is responsible for all funding for the Tonkin Springs Project until commencement of commercial production, as defined in the agreement. Gold Capital has commenced constrcution of the reusable bio-oxidation pad at the Tonkin Springs Project and has informed the Company of their intent to commence operations at the project subject to securing adequate additional financing and the timely receipt of remaining governmental permits and authorization for operations. Commercial production is defined under the agreement as the last day of a period of 90 consecutive days during which, for not less than 80 days, the mill processed ore and obtained gold recovery of at least 80% of its rated capacity. Subsequent to commercial production, the Company is responsible for its share of operations and is entitled to its calculated distributions of cash.


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

Through September 30, 1996, the Company has received $2,279,924 in principal payments on the Promissory Note with $1,520,076 remaining due. The Promissory Note as amended, requires monthly payments by Gold Capital of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, and $75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing. The Promissory Note as amended, is collateralized by Gold Capital's 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for 1995 in the amount of $195,572 and was received in full during March, 1996.

TSVLP entered into the Commitment and Agreement to Convert with Gold Capital dated June 22, 1995, whereby it agreed to convert its 300,000 shares of Gold Capital Preferred Stock at some time in the future into 1,500,000 shares of Gold Capital common stock. The Preferred Stock accrued a mandatory 9% dividend (based on the $10 per share stated value which totals $3 million aggregate valuation) through November 30, 1995. The 1994 dividend in the amount of $270,000 was satisfied with the issuance of 127,702 shares of Gold Capital common stock, and the 1995 dividend (through November 30, 1995) in the amount of $247,500 was satisfied by the issuance of 147,816 shares of common stock of Gold Capital received by TSVLP in February, 1996. The aggregate carrying value of the 275,518 shares of Gold Capital common shares received as dividends is $517,500 ($1.88/share), and the market price of such shares as of November 11,
1996 was bid $1.50 and ask $1.81.   Pursuant to the Registration Rights
Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock received by TSVLP.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through September 30, 1996, Gold Capital has reported that it has incurred approximately $3,538,000 in net costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. After commencement of commercial production and until Gold Capital has recovered the Reimbursable Cost, the Company will recieve 16% of the cash distributions from the Project, whereas subsequent to recover by Gold Capital, the Company is expected to receive its 40% share of distributions.

During 1996, Gold Capital retained Behre Dolbear & Company, Inc., international consultants to the mining industry, to perform a technical audit of the feasibility study for the Tonkin Springs Project incorporating the initial 5 year plan of operations. The feasibility study incorporated estimates, projections and assumptions related to various items including ore grade, gold recovery rates and operating and capital costs. These projections are by their nature forward-looking and therefore actual results could differ from those estimates. The audit was completed in April, 1996, and the Conclusion/Recommendation section of the Executive Summary of the report indicated that the project, "on a 100 percent basis and pre-tax, has strong economics and a quick payback of capital". Behre Dolbear projected average cash operating costs for the initial 5 years of operations at $243.43 per ounce of gold and concluded that the project economics and technical factors indicate the project should proceed to commercial production.

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

Liquidity and Capital Resources

During the remainder of 1996, TSVLP anticipates receipt of a minimum of $218,156 in principal payments from Gold Capital plus accrued interest due December 31, 1996 under the Promissory Note, as well as approximately $192,000 in staff charges, overhead and out of pocket expenses charged to Gold Capital under an office support agreement. These payments are the only significant source of working capital anticipated during 1996. Therefore, the sufficiency of the Company's working capital is dependent upon Gold Capital's continuing performance under the terms of various agreements. Management plans to monitor Gold Capital's performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capital's 60% interest in the Properties and Project Joint Venture. The
Company is also evaluating and pursuing financing alternatives which could include debt, equity, or a combination thereof.

For the nine months ended September 30, 1996, net cash used in operations increased from $645,843 in the 1995 period to $817,301 during the 1996 period, reflecting the increase in cash paid to suppliers and employees. Cash flow from investing activities decreased to $620,413 for the 1996 period from $1,639,147 in 1995, primarily reflecting receipt of higher payments in the 1995 period under the Promissory Note from Gold Capital, and the sale by the Joint Venture of surplus equipment with distributions of net proceeds to the participants. During the three month period ended September 30, 1996, executive management of the Company exercised stock options to purchase 64,000 shares of the Company's stock with 16,000 shares retained by the Company as payment of the exercise price of the option with cancellation and return to the status of authorized but unissued for those shares retained.

Results of Operations - 1996 Compared to 1995

Nine Month Periods Ended September 30, 1996 and 1995:

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. For the nine month period ended September 30, 1996, 5.5% ($258,896) of the gain was recognized reflecting principal payment received on the Promissory Note while in 1995 period, 13% ($613,351) of the gain was
recognized.   At September 30, 1996, $2,695,623 of the gain remains deferred and is anticipated to be recognized as income in the future as provided under installment sale accounting. During the 1996 period, $102,981 in interest income related to the Promissory Note was recorded, compared to interest income of $157,594 during the 1995 period as well as dividend income of $202,500 related to the Gold Capital Preferred Stock. Dividends on the preferred stock ceased to accrue effective November 30, 1995.

General and Administrative expenses increased approximately $49,844 in the 1996 period compared to 1995, reflecting higher office rental costs as well as salaries and bonuses paid to employees, offset, in part, by higher allocations of staff and overhead expense to Gold Capital under a contractual arrangement. Interest expense during the 1995 period was $35,121,and related primarily to the Federal tax liability, and interest on the unsecured note in favor of PDUS paid in full in 1995. For the nine months ended September 30, 1996, the net loss was $285,420 ($0.02/share) compared to a net income of $548,521 ($0.04/share) for the same nine month period of 1995.

Three Month Periods Ended September 30, 1996 and 1995

For the three months ended September 30, 1996, the net income totaled $24,794 compared to a net income of $195,958 for the comparable period of 1995, reflecting primarily greater installment gain income related to the sale of the Tonkin Springs interest during the 1995 period as well as dividend income on the Gold Capital Preferred Stock (which dividends ceased to accrue effective November 30, 1995), offset, in part, by reduced general and administrative expenses during the 1996 period.

Other

Except for the historical information contained herein, the statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of factors including gold price, ore grades, metallurgical recovery, operating costs, market valuation, and project operator's performance under the Project Joint Venture, as well as other risks and uncertainties. This report should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities & Exchange Commission for the year ended December 31, 1995.


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

U.S. GOLD CORPORATION

Dated:  November 11, 1996  By /s/ William W. Reid
                           William W. Reid, President and
                           Chairman of the Board


Dated:  November 11, 1996  By /s/ William F. Pass
                           William F. Pass, Vice President and
                           Chief Financial Officer