Form 10KSB
period 1996-12-31
U S GOLD CORP
filed 1997-03-26
CIK 314203

March 26, 1997

Securities and Exchange Commission
Branch of Edgar Operations-Filers Support
6432 General Green Way
Alexandria, VA 22312

              Re:  U.S. Gold Corporation Form 10-KSB
              Cover Letter
              File No. 0-9137

Gentlemen and Ladies:

U.S. Gold Corporation (the Company) hereby confirm its filing of its Form 10-KSB for the year ended December 31, 1996, by Edgar submission on March 26, 1997.

In addition, enclosed please find executed copies of i) report of independent certified public accountants, BDO Seidman, LLP, dated March 19, 1997, ii) Consent of BDO Siedman, LLP to the incorporation by reference of their report in the Company's Form S-8, dated March 26, 1997, iii) Consent of Behre Dolbear and Company dated March 24, 1997, and iv) consent of Ore Reserve Engineering dated March 20, 1997.

Please acknowledge receipt of these materials by date stamping the enclosed extra copy of this letter and returning it to me in the envelope supplied.


Very truly yours,


/s/ William F. Pass
William F. Pass
Vice President and Chief Financial Officer

enclosures