Form 10QSB
period 1997-03-31
U S GOLD CORP
filed 1997-05-12
CIK 314203

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997
                               or
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
                   Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                             Outstanding as of May 9, 1997
Common Stock, $0.10 par value                13,853,894


U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)



ASSETS                                        March 31, 1997
Current assets:
  Cash and cash equivalents                   $   59,083
  Interest receivable                             28,065
  Note receivable, current portion               550,000
  Federal tax refund                             153,000
  Other current assets                            47,954
Total current assets                             838,102

Investment in Tonkin Springs
 Project Joint Venture                         2,262,578
Note receivable, non-current portion             789,645
Investment in Gold Capital Common Stock        3,779,529
Deferred tax assets, net                          86,520
Other assets, net of depreciation                 87,708
                                           $   7,844,082

LIABILITIES, DEFERRED CREDITS AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities $     110,161

Reserve for reclamation                          640,000
                                                 750,161

Deferred gain on sale of Tonkin
  Springs interest                             1,789,100


Shareholders' equity:
  Common stock, $.10 par value, 15,000,000
   shares authorized; 13,853,894 shares
   issued and outstanding                      1,385,424
  Additional paid-in capital                  31,976,965
  Accumulated deficit                        (28,057,568)
                                               5,304,821

                                             $ 7,844,082

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1997 and 1996
(Unaudited)

                                 March 31, 1997     March 31, 1996
Installment gain on sale of
  Tonkin Springs interest              $0               $42,222
Interest income                    28,171                39,339
                                   28,171                81,561

Costs and expenses:
  General and administrative      197,107               327,700
  Interest                          1,486                    67
  Depreciation and amortization     2,954                 2,664
    Total expense                 201,547               330,431

Loss before taxes                (173,376)             (248,870)

Provision for taxes                     0                     0

Net loss                        $(173,376)            $(248,870)

Per share data:
  Net loss                         $(0.01)               $(0.02)

Weighted average shares and
share equivalents outstanding   13,854,006            13,806,505


The accompanying notes are an integral part of these consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1997 and 1996
(Unaudited)

                                     March 31, 1997  March 31, 1996

Cash flows from operating activities:
  Interest received                           $151         $1,432
  Cash paid to suppliers and employees    (237,528)      (386,788)
Cash used in operating activities         (237,376)      (385,356)

Cash flows from investing activities:
  Cash received from note payments         161,431         76,844
  Cash received for accrued interest
   on note                                 129,569        195,572
  Capital expenditures                           0         (7,684)
Cash provided by investing activities      291,000        264,732

Increase (decrease) in cash
  and equivalents                           53,624       (120,624)
Cash and equivalents, beginning              5,459        234,326
Cash and equivalents, ending               $59,083       $113,702

Reconciliation of net loss to cash
used in operating activities:
  Net loss                                (173,376)     $(248,870)
  Items not requiring (providing) cash:
    Interest income                        (28,065)       (36,118)
    Depreciation, depletion and
     amortization                            2,954          2,664
  (Increase) decrease in current
    assets related to operations           (48,271)       (14,224)
  Increase (decrease) in current
    liabilities related to operations      (16,952)       (35,615)
  Decrease (increase) in other assets,
    long term                               26,334        (53,193)

Cash used in operating activities        $(237,376)     $(385,356)


The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of Tonkin Springs Venture Limited Partnership (TSVLP). Significant intercompany accounts and transactions have been eliminated.

The balance sheet of the Company as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

The preparation of the Companys consolidated financial statements in conformity with generally accepted accounting principles requires the Companys management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2.  Sale of 60% Interest in Tonkin Springs Project

On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the Company), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital Corporation (Gold Capital). TSVLP retained a 40 percent undivided interest in the Properties. Immediately after the conveyance to Gold Capital, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture, the Tonkin Springs Project Joint Venture (Project Joint Venture), to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP 40 percent, Gold Capital 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capitals Series A Preferred Stock (Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. Effective December 31, 1996, the Company converted its Gold Capital Preferred Stock for 1,750,000 shares of Gold Capital common stock.

Through March 31, 1997 TSVLP has received $2,460,355 in principal payments on the Promissory Note with a balance of $1,339,645 remaining due at March 31, 1997. The Promissory Note, as amended June 21 1995, is collateralized by Gold Capitals 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1996 in the amount of $129,569 was received in full in January, 1997. Remaining principal balance of the Promissory Note is due in monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, increasing to $75,000 per month until the note is paid in full subsequent to Gold Capital raising $4,000,000 in new financing.

The future annual minimum principal payments (at the $50,000 per month level) are as follows:

     1997      $400,000
     1998       600,000
     1999       339,645
             $1,339,645

Effective March 13, 1997, Gold Capital and Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto and Montreal stock exchanges (symbol: GMX) entered into an Agreement and Plan of Merger (the Gold Capital Merger). Subject to the completion of the Gold Capital Merger, the Company has conditionally agreed to amend the Project Joint Venture Agreement. Under the terms of the proposed amendment, Gold Capital would immediately pay off the balance of the Promissory Note to TSVLP, finance capital requirements of the Company after Commencement of Commercial Production, and pay TSVLP $60,000 per month as minimum distributions of cash flow during a 24 month period commencing 12 months after the effective date of the amendment. The amendment would give Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project to support Gold Capitals debt service for third party project financing with any net borrowings from TSVLPs cash flow due and payable upon payoff of any third party project financing, increase the amount of Reimbursable Costs from $6 million to $8.05 million and further provide for limited increases to the amount of Reimbursable Costs for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production, and provide expanded definitions of Commencement of Commercial Production.

On January 16, 1997, Gold Capital and Globex entered into a loan agreement (the Globex Loan.) Globex agreed, as long as it is progressing satisfactory towards the potential merger of Globex and Gold Capital, or until August 30, 1997, to make advances under the Globex Loan to Gold Capital to be used, among other things, to reasonably maintain, preserve and protect the Tonkin Springs property, and service the Promissory Note to TSVLP at the rate of $50,000 per month commencing February 1, 1997. The Company agreed to share its security interest in the assets of Gold Capital as provided under the Promissory Note, pari passu, with Globex as provided in an Intercreditor Agreement, and in addition, the Company and Globex entered into the Stock Purchase Option Agreement, Agreement Not To Sell Shares, And Agreement To Vote Shares For Merger with Globex, each dated January 16, 1997.

As provided in the Intercreditor Agreement, the Company agreed to share, pari passu with Globex, the security interest held by the Company under the Security Agreement dated December 31, 1993, by and between the Company, TSVLP and Gold Capital. The Company agreed not to give Gold Capital notice of payment default under the Promissory Note so long as the $50,000 per month payments are made. If a foreclosure action is jointly undertaken, Company and Globex agree to jointly bid not less than the lesser of the fair market value of the collateral or the combined balance then owing under the applicable loan agreements. Upon any foreclosure action which results in the Company and Globex acquiring the collateral from Gold Capital, the Company has the right, for 90 days thereafter, to pay to Globex the amount owed to Globex by Gold Capital, and thus to acquire all the rights to the collateral from Globex.

Under the Stock Purchase Option Agreement, Agreement Not To Sell Shares, And Agreement To Vote Shares For Merger, the Company agreed to support the proposed merger of Gold Capital and Globex, to vote its shares owned by the Company in Gold Capital in favor of the proposed merger, and agreed, subject to the completion of that merger, to exchange its 2,287,547 shares of Gold Capital for 632,094 free trading shares of Globex, being the same exchange ratio for Gold Capital shares under the Merger Agreement between Gold Capital and Globex.

The various agreements between the Company, Gold Capital and Globex generally terminate August 30, 1997, unless extended thereafter by the parties, but may be terminated earlier, under certain conditions. If the merger of Gold Capital and Globex is completed, there will be a change of control within Gold Capital and new management for the manager of the Tonkin Springs Project Joint Venture.
This new management will be responsible for establishing the plan and schedule for commencement of production, if any, at the Properties.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million (Reimbursable Costs), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through March 31, 1997, Gold Capital has reported that it has incurred approximately $4,069,000 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. The balance of the deferred gain is associated with the shares of Gold Capital common stock received effective December 31, 1996 by the Company through the conversion of its Gold Capital Preferred Stock. If the Gold Capital Merger is completed, and subject to the then market price of the Globex shares to be received by the Company in the merger, it is anticipated that the remaining deferred gain could be realized.

3.  Tonkin Springs Venture Limited Partnership

The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company (TSGMC) (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner). The following is the unaudited condensed balance sheet and statement of operations for TSVLP as of and for the three months ended March 31, 1997.

BALANCE SHEET                               March 31, 1997
Assets:
  Current assets
    Cash                                          $50,071
    Interest receivable                            28,065
    Note receivable, current portion              550,000
                                                  628,136

  Investment in Project Joint Venture           3,283,875
  Note receivable, non-current portion            789,645
  Investment in Gold Capital Common Stock       3,537,500
  Intercompany account                            890,917
  Other assets                                      2,096
      Total Assets                             $9,132,169

Reserve, Deferred Gain and Partners Interest:
  Reserve for reclamation                        $640,000
  Deferred gain on sale of Tonkin
   Springs interest                             1,108,901
                                                1,748,901

Partners interest
  Subsidiaries of U.S. Gold-
    Initial interest                            3,309,902
    Allocation of withdrawn interests           3,515,384
    Accumulated earnings                          557,982
      Partners Interest                        7,383,268

Total Reserve, Deferred Gain and
  Partners' Interest                           $9,132,169


STATEMENT OF OPERATIONS                 Three Months Ended
                                          March 31, 1997

Revenues:
  Interest income                             $28,065

Costs and expenses:
  General, administrative and other            88,571

Net loss                                     $ 60,506

Note A. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100% basis, totals approximately $1.47 million of which the Company reflects $640,000 on its balance sheet related to its 40% share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, currently set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture.

4.  Condensed Financial Information of Tonkin Springs Project Joint Venture

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the unaudited condensed statement of operations and balance sheet of the Project Joint Venture as of and for the three months ended March 31, 1997. All costs and expenditures associated with the Properties have been funded by Gold Capital.

STATEMENT OF OPERATIONS               Three Months Ended
                                        March 31, 1997

Revenues                                         $0

Property maintenance costs                  107,251
Interest expense                              4,859
  Net loss                                $(112,110)


BALANCE SHEET                           March 31, 1997
Assets:
Current assets                                 $1,990

Property, plant, equipment &
 development costs                         12,792,001
Prepaid royalties                             694,604
Other assets                                    8,457
  Total assets                            $13,497,052


Liabilities, Reserves and Project
 Joint Venturers Interest:

Current liabilities                          $474,177
Intercompany account, Gold Capital          4,069,390
Reserve for reclamation                     1,469,900
                                            6,013,467
Venturers Interest
 Gold Capital interest                     5,048,407
 TSVLP interest                            2,435,178
Total venturers interest                   7,438,585

Total liabilities, reserves and
  venturers' interest                    $13,497,052

5.  Loan Settlement Agreement

On February 21, 1992, in a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation (FABC), the Company discharged its debt to FABC. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between TSGMC and FABC entitled Agreement To Pay Distributions. Under the terms of this agreement, TSGMC is required to pay to FABC (i) the first $30,000 of distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

                            PART II
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the Company), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold
Capital Corporation (Gold Capital).   TSVLP retained a 40 percent undivided
interest in the Properties. Immediately thereafter, TSVLP and Gold Capital each made their respective interest in the Properties subject to the Tonkin Springs Project Joint Venture (Project Joint Venture) to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP, 40 percent, Gold Capital, 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets purchased. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capitals Series A Preferred Stock (Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. Effective December 31, 1996, the Company converted the Gold Capital Preferred Stock into 1,750,000 shares of Gold Capital common stock.

Through March 31, 1997, the Company has received $2,460,355 in principal payments on the Promissory Note with $1,339,645 remaining due. The Promissory Note as amended, requires monthly payments by Gold Capital of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, and $75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing. If the merger of Gold Capital and Globex is completed, and in conjunction with certain amendments to the Joint Venture agreement, Gold Capital is required to pay off the Promissory Note. The Promissory Note as amended, is collateralized by Gold Capitals 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for 1996 in the amount of $129,569 and was received in full during January, 1997.

The aggregate carrying value of the total 2,287,547 common shares of Gold Capital owned by the Company is $3,779,529 ($1.65/share) and the market
price of such shares as of May 8, 1997 was bid $0.69 and ask $0.88.   At
March 31, 1997, there remains $1,789,100 in deferred gain associated with the sale of interest in Tonkin Springs to Gold Capital which is anticipated to be realized in the future as provided under installment sale accounting. Excluding the deferred gain balance which is included in the aggregate carrying value of the Gold Capital common shares, the average carrying value is reduced to $0.87 per share. Pursuant to the Registration Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock of the Company and TSVLP.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through March 31, 1997, Gold Capital has reported that it has incurred approximately $4,069,000 in costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million (Reimbursable Costs), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Subject to the completion of the Gold Capital Merger, the Company has conditionally agreed to amend the Project Joint Venture
Agreement. Under the terms of the proposed amendment, Gold Capital would immediately pay off the balance of the Promissory Note to TSVLP, finance capital requirements of the Company after Commencement of Commercial Production, and pay TSVLP $60,000 per month as minimum distributions of cash flow during a 24 month period commencing 12 months after the effective date of the amendment. The amendment would give Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project to support Gold Capitals debt service for third party project financing with any net borrowings from TSVLPs cash flow due and payable upon payoff of any third party project financing, increase the amount of Reimbursable Costs from $6 million to $8.05 million and further provide for limited increases to the amount of Reimbursable Costs for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production, and provide expanded definitions of Commencement of Commercial Production.

In April, 1996, Gold Capital obtained an audit of the project feasibility study from an outside engineering firm, which study confirms the economic viability and recommends development of the project to produce gold from a milling and heap leach operation at Tonkin Springs. Subject to certain conditions and assumptions set forth therein, the feasibility study concludes that gold can be successfully mined over the estimated five year initial phase of the Project.

At various times, the Project has engaged the consulting firm Ore Reserves Engineering (ORE) to provide estimates of the open pit minable reserves from the Project. The open-pit reserve estimate done by ORE and completed in October, 1996, is summarized in the table below:

                          Tons     Grade     Ounces
                         above     above    Contained  Strip
Deposit        Cutoff    Cutoff    Cutoff     Gold     Ratio
              (opt Au)  (1,000)   (opt Au)   (1,000)  (W:O)

TSP-1
  Milling      0.055     1,470     0.099       146      3.4
  Bioheap      0.025     1,159     0.040        46      2.0
                         2,629                 192

Rooster
 Oxide Heap    0.015     3,692     0.037       136       1.3
 Bioheap       0.027     1,805     0.051        92       1.3
                         5,497                 228

O-15
 Milling       0.055       969     0.107       103       11
 Bioheap       0.025       601     0.040        24        3
                         1,570                 127

TSP-6
  Milling      0.055        90     0.117        11        2.4
  Bioheap      0.025        86     0.039         3        2.4
                           176                  14

TSP-8
  Milling      0.055        48     0.081         4        8.2
  Bioheap      0.025        61     0.041         2        8.2
                           109                   6

F-Grid
  Milling      0.055       247     0.094        23        7.0
  Bioheap      0.025       407     0.037        15        7.0
                           654                  38

Total                   10,635     0.057       605        3.1


Liquidity and Capital Resources

During the remainder of 1997, TSVLP anticipates receipt of a minimum of $550,000 in principal payments from Gold Capital plus accrued interest under the Promissory Note which is due December 31, 1997. If the Gold Capital Merger is completed, the remaining balance of the Promissory Note is required to be paid off. These payments are the only source of working capital anticipated during 1997. Therefore, the sufficiency of the Company's working capital is dependent upon Gold Capitals continuing performance under the terms of various agreements. Management plans to monitor Gold Capitals performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capitals 60% interest in the Properties and Project Joint Venture.

For the three months ended March 31, 1997, net cash used in operations decreased from $385,356 in the 1996 period to $237,376 during 1997, reflecting the decrease in cash paid to suppliers and employees. Cash flow from investing activities increased to $291,000 for 1997 from $264,732 in 1996, primarily reflecting increased payments received on the note from Gold Capital offset, in part, by lower amounts of accrued interest received on the note.

Results of Operations - 1997 Compared to 1996

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. As of December 31, 1996, the remaining deferred gain represented by the balance due under the Promissory Note was recognized. At March 31, 1997, $1,789,100 of the gain, related to the shares of Gold Capital common stock received in conversion of the Gold Capital Preferred Stock, remains deferred and is anticipated to be recognized as income in the future as provided under installment sale accounting. If the Gold Capital Merger is completed, and subject to the then market price of the Globex shares to be received in the merger by the Company, it is anticipated that the remaining deferred gain could be realized. For the three month period ended March 31, 1996, $42,222 of the gain was recognized reflecting principal payment received on the Promissory Note. During the 1997 period, $28,171 in interest income, primarily related to the Promissory Note, was recorded, compared to interest income of $39,330 during the 1996 period reflecting the larger average balance outstanding under the Promissory Note.

General and Administrative expenses decreased approximately $130,593 in the 1997 period compared to 1996, primarily reflecting lower compensation paid to employees.

                       PART II

1.  No report required.
2.  No report required.
3.  No report required.
4.  No report required.
5.  No report required.
6.a No report required.
6.b No report required.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION
Dated:  May 10, 1997
By  /s/ William W. Reid
    William W. Reid, President and Chairman of the Board

Dated:  May 10, 1997
By  /s/ William F. Pass
    William F. Pass, Vice President and Chief
    Financial Officer


U.S. GOLD CORPORATION
Exhibit 11 to Form 10-Q
For the Three Month Period Ended March 31, 1997 and 1996


Computation of Weighted Average Shares Outstanding Used in Earnings Per Share Calculations:

                                       1997           1996
                                        (1)            (1)

Total shares issued,
  beginning of period           13,854,119       13,806,505

Weighted average of treasury
  shares acquired and retired         (113)               0

Weighted shares outstanding     13,854,006       13,806,505

Weighted average of common
stock equivalents:

  Unexercised stock options              0                0

  Less:  Buy back of common
   shares under treasury stock
   method using average price.           0                0
                                13,854,006       13,806,505

(1) Common stock equivalents not considered in either period since their effect would be antidilutive.