Form 10QSB
period 1997-06-30
U S GOLD CORP
filed 1997-08-11
CIK 314203

FORM 10-QSB

          U. S. SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997
                            or
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
Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                 Outstanding as of August 11, 1997
Common Stock, $0.10 par value              13,853,834


U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                              June 30, 1997
ASSETS
Current assets:
  Cash and cash equivalents                        $28,836
  Interest receivable                               51,934
  Note receivable, current portion                 550,000
  Federal tax refund                               153,000
  Other current assets                              36,495
    Total current assets                           820,265

Investment in Tonkin Springs
 Project Joint Venture                           2,262,578
Note receivable, non-current portion               639,645
Investment in Gold Capital Common Stock          3,779,529
Deferred tax assets, net                            86,520
Other assets, net of depreciation                   84,732
                                                $7,673,269

LIABILITIES, DEFERRED CREDITS AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued liabilities           $97,082
Reserve for reclamation                            640,000
                                                   737,082
Deferred gain on sale of Tonkin
 Springs interest                                1,789,100


Shareholders equity:
  Common stock, $.10 par value, 15,000,000
   shares authorized; 13,853,834 shares
   issued and outstanding                         1,385,418
  Additional paid-in capital                     31,976,902
  Accumulated deficit                           (28,215,233)
                                                  5,147,087
                                                $ 7,673,269

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 1997 and 1996
(Unaudited)

                                   Three Months Ended  Six Months Ended
                                        June 30,            June 30,
                                     1997      1996     1997       1996

Installment gain on sale of
 Tonkin Springs interest                $0   $73,546        $0  $115,768
Interest income                     24,163    34,392    52,334    73,731
Other income                             0     1,215         0     1,215
                                    24,163   109,153    52,334   190,714

Other costs and expenses:
  General and administrative       177,825   167,520   374,932   495,220
  Interest                           1,039        53     2,525       120
  Depreciation and amortization      2,964     2,924     5,918     5,588
    Total expense                  181,828   170,497   383,375   500,928

Income (loss) before income taxes (157,665) (61,344) (331,041) (310,214)
Provision for income taxes               0        0         0         0
Net income (loss)                $(157,665)$(61,344)$(331,041)$(310,214)

Per share data:
  Net income (loss)              $(0.01)   $(0.00)  $(0.02)   $(0.02)
Weighted average shares and
share equivalents outstanding 13,853,851 13,806,505 13,853,929 13,806,505

See accompanying notes to consolidated financial statements.


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1997 and 1996
(Unaudited)

                                       June 30, 1997    June 30, 1996
Cash flows from operating activities:
  Cash paid to suppliers and employees     $(417,623)       $(603,550)
Cash used in operating activities           (417,623)        (603,550)

Cash flows from investing activities:
  Cash received from sale of Tonkin
   Springs interest                          311,431          191,844
  Cash received for accrued interest
   on note                                   129,569          195,572
  Capital expenditures                             0           (8,218)
  Sale of assets                                   0            1,215
Cash provided by investing activities        441,000          380,413

Cash flows from financing activities:              0                0
Cash provided by (used in) financing
 activities                                        0                0

Increase (decrease) in cash and
 equivalents                                  23,377         (223,137)
Cash and equivalents, beginning                5,459          234,326
Cash and equivalents, ending                 $28,836          $11,189

Reconciliation of net income
 (loss) to cash used in operating
 activities:
  Net income (loss)                        $(331,041)       $(310,214)
  Items not requiring (providing) cash:
    Interest income                          (51,934)         (70,063)
    Depreciation, depletion and
     amortization                              5,918            5,588
    Investment gain on sale of
     Tonkin Springs interest                       0         (115,768)
  (Increase) decrease in current
   assets related to operations               (8,826)         159,313
  Increase (decrease) in current
   liabilities related to operations          29,953          (24,385)
  Decrease (increase) in other assets,
   long term                                 (61,693)        (248,021)
Cash used in operating activities           $417,623        $ 603,550

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

The balance sheet of the Company as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

The preparation of the Companys consolidated financial statements in conformity with generally accepted accounting principles requires the Companys management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Companys annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2.  Sale of 60 Percent Interest in Tonkin Springs Project

On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the Company), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital Corporation (Gold Capital). TSVLP retained a 40 percent undivided interest in the Properties. Immediately after the conveyance to Gold Capital, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture, the Tonkin Springs Project Joint Venture (the Project Joint Venture), to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capital's Series A Preferred Stock (the Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. Effective December 31, 1996, the Company converted its Gold Capital Preferred Stock for 1,750,000 shares of Gold Capital common stock.

Through June 30, 1997 TSVLP has received $2,610,355 in principal payments on the Promissory Note with a balance of $1,189,645 remaining due at June 30, 1997. The Promissory Note, as amended June 21, 1995, is collateralized by Gold Capitals 60% interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5 percent on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1996 in the amount of $129,569 was received in full in January, 1997.

Remaining principal balance of the Promissory Note is due in monthly installments of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, increasing to $75,000 per month until the note is paid in full subsequent to Gold Capital raising $4,000,000 in new financing.

The future annual minimum principal payments (at the $50,000 per month level) are as follows:

                 1997      $250,000
                 1998       600,000
                 1999       339,645
                         $1,189,645

Effective March 13, 1997, Gold Capital and Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto and Montreal stock exchanges (symbol: GMX) entered into an Agreement and Plan of Merger (the Gold Capital Merger). Subject to the completion of the Gold Capital Merger, the Company has conditionally agreed to amend the Project Joint Venture Agreement. Under the terms of the proposed amendment, Gold Capital would immediately pay off the balance of the Promissory Note to TSVLP, finance capital requirements of the Company after Commencement of Commercial Production, and pay TSVLP $60,000 per month as minimum distributions of cash flow during a 36 month period commencing 12 months after the effective date of the amendment. The amendment would give Gold Capital the right to borrow up to 100 percent of TSVLPs cash flow from the Project to support Gold Capitals debt service for third party project financing with any net borrowings from TSVLPs cash flow due and payable upon payoff of any third party project financing, increase the amount of Reimbursable Costs from $6 million to $11.25 million and further provide for limited increases to the amount of Reimbursable Costs for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production, and provide expanded definitions of Commencement of Commercial Production.

On January 16, 1997, Gold Capital and Globex entered into a loan agreement (the Globex Loan). Globex agreed, as long as it is progressing satisfactory towards the potential merger of Globex and Gold Capital, or until August 30, 1997, to make advances under the Globex Loan to Gold Capital to be used, among other things, to reasonably maintain, preserve and protect the Tonkin Springs property, and service the Promissory Note to TSVLP at the rate of $50,000 per month commencing February 1, 1997. The Company agreed to share its security interest in the assets of Gold Capital as provided under the Promissory Note, pari passu, with Globex as provided in an Intercreditor Agreement, and in addition, the Company and Globex entered into the Stock Purchase Option Agreement, Agreement Not To Sell Shares, And Agreement To Vote Shares For Merger with Globex, each dated January 16, 1997.

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

Under the Stock Purchase Option Agreement, Agreement Not To Sell Shares, And Agreement To Vote Shares For Merger, the Company agreed to support the proposed merger of Gold Capital and Globex, to vote its shares owned by the Company in Gold Capital in favor of the proposed merger, and agreed, subject to the completion of that merger, to exchange its 2,287,547 shares of Gold Capital for 632,094 shares of Globex, being the same exchange ratio for Gold Capital shares under the Merger Agreement between Gold Capital and Globex.

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

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Gold Capital shall be reimbursed for expenditures, up to $6 million (the Reimbursable Costs), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Through June 30, 1997, Gold Capital has reported that it has incurred approximately $4,179,000 in net Reimbursable Costs.

The Company is recognizing the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. The balance of the deferred gain is associated with the shares of Gold Capital common stock received effective December 31, 1996 by the Company through the conversion of its Gold Capital Preferred Stock, and is anticipated to be recognized as income as provided under the installment method of accounting.

3.   Tonkin Springs Venture Limited Partnership

The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs
Gold Mining Company (TSGMC) (99.5 percent general partner) and U.S. Environmental Corporation (0.5 percent limited partner). The following is the unaudited condensed balance sheet and statement of operations for TSVLP as of and for the six months ended June 30, 1997.

    BALANCE SHEET                              June 30, 1997
    Assets:
     Current assets
      Cash                                             $63
      Interest receivable                           51,934
      Note receivable, current portion             550,000
                                                   601,997

     Investment in Project Joint Venture         3,283,875
     Note receivable, non-current portion          639,645
     Investment in Gold Capital Common Stock     3,537,500
     Intercompany account                        1,017,320
     Other assets                                    2,096
    Total Asset                                 $9,082,433


  Reserve, Deferred Gain and Partners Interest:
   Reserve for reclamation                        $640,000
   Deferred gain on sale of Tonkin Springs
    interest                                     1,108,901
                                                 1,748,901
  Partners interest
   Subsidiaries of U.S. Gold-
    Initial interest                             3,309,902
    Allocation of withdrawn interests            3,515,384
    Accumulated earnings                           508,246
     Partners Interest                           7,333,532

Total Reserve, Deferred Gain and
 Partners Interest                              $9,082,433



STATEMENT OF OPERATIONS                        Six Months Ended
                                                June 30, 1997
 Revenues:
  Interest income                                  $51,934

 Costs and expenses:
  General, administrative and other                162,175
    Net loss                                     $(110,241)

Note A. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100 percent basis, totals approximately $1.47 million of which the Company reflects $640,000 on its balance sheet related to its 40 percent share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, currently set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture.

4.  Condensed Financial Information of Tonkin Springs Project Joint Venture

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the unaudited condensed statement of operations and balance sheet of the Project Joint Venture as of and for the six months ended June 30, 1997. All costs and expenditures associated with the Properties have been funded by Gold Capital.


STATEMENT OF OPERATIONS                             Six Months Ended
                                                     June 30, 1997
 Revenues                                                     $0

 Property maintenance costs                              207,649
 Interest expense                                          6,301
Net loss                                               $(213,950)


BALANCE SHEET                                         June 30, 1997

Assets:
Current assets                                            $1,810

Property, plant, equipment &
 development costs                                    12,814,803
Prepaid royalties                                        694,604
Other assets                                               8,457
  Total assets                                       $13,519,674

Liabilities, Reserves and Project
Joint Venturers Interest:
Current liabilities                                     $488,946
Intercompany account-Gold Capital                      4,179,082
Reserve for reclamation                                1,469,900
                                                       6,137,928
Venturers Interest-
 Gold Capitals interest                                4,946,568
 TSVLPs interest                                       2,435,178
Total venturers interest                               7,381,746

Total liabilities, reserves and
 venturers interest                                  $13,519,674


5.   Loan Settlement Agreement

On February 21, 1992, in a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation (FABC), the Company discharged its debt to FABC. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between TSGMC and FABC entitled Agreement To Pay Distributions. Under the terms of this agreement, TSGMC is required to pay to FABC (i) the first $30,000 of distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

PART II
MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the Company), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital Corporation (Gold Capital). TSVLP retained a 40 percent undivided interest in the Properties. Immediately thereafter, TSVLP and Gold Capital each made their respective interest in the Properties subject to the Tonkin Springs Project Joint Venture (the Project Joint Venture) to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets purchased. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capitals Series A Preferred Stock (the Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. Effective December 31, 1996, the Company converted the Gold Capital Preferred Stock into 1,750,000 shares of Gold Capital common stock.

Through June 30, 1997, the Company has received $2,610,355 in principal payments on the Promissory Note with $1,189,645 remaining due. The Promissory Note as amended, requires monthly payments by Gold Capital of $50,000 until Gold Capital has raised an aggregate of $4,000,000 in new financing, or until paid in full, and $75,000 per month until the note is paid in full subsequent to Gold Capital raising an aggregate of $4,000,000 in new financing. If the merger of Gold Capital and Globex is completed, and in conjunction with certain amendments to the Joint Venture agreement, Gold Capital is required to pay off the Promissory Note. The Promissory Note as amended, is collateralized by Gold Capital's 60 percent interest in the Properties and the Project Joint Venture and accrues interest at a fixed rate of 7.5 percent on the unpaid principal balance. Interest on the Promissory Note for 1996 in the amount of $129,569 and was received in full during January, 1997.

The aggregate carrying value of the total 2,287,547 common shares of Gold Capital owned by the Company is $3,779,529 ($1.65/share) and the market price of such shares as of August 8, 1997 was bid $0.75 and ask $0.88. At June 30, 1997, there remains $1,789,100 in deferred gain associated with the sale of interest in Tonkin Springs to Gold Capital which is anticipated to be realized in the future as provided under installment sale accounting. Excluding the deferred gain balance which is included in the aggregate carrying value of the Gold Capital common shares, the average carrying value is reduced to $0.87 per share. Pursuant to the Registration Rights Agreement dated March 27, 1995, Gold Capital has agreed to use its best efforts to register all common stock of the Company and TSVLP.

Gold Capital is required to fund 100 percent of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through June 30, 1997, Gold Capital has reported that it has incurred approximately $4,179,000 in costs for the Project Joint Venture. Gold Capital shall be reimbursed for expenditures, up to $6 million (Reimbursable Costs), from a preferential portion of cash flows from the operations of the Properties, if any. Expenditures in excess of $6 million will be considered contributions to the Project Joint Venture by Gold Capital. Subject to the completion of the Gold Capital Merger, the Company has conditionally agreed to amend the Project Joint Venture Agreement. Under the terms of the proposed amendment, Gold Capital would immediately pay off the balance of the Promissory Note to TSVLP, finance capital requirements of the Company after Commencement of Commercial Production, and pay TSVLP $60,000 per month as minimum distributions of cash flow during a 36 month period commencing 12 months after the effective date of the amendment. The amendment would give Gold Capital the right to borrow up to 100 percent of TSVLPs cash flow from the Project to support Gold Capitals debt service for third party project financing with any net borrowings from TSVLPs cash flow due and payable upon payoff of any third party project financing, increase the amount of Reimbursable Costs from $6 million to $11.25 million and further provide for limited increases to the amount of Reimbursable Costs for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production, and provide expanded definitions of Commencement of Commercial Production.

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


Liquidity and Capital Resources

During the remainder of 1997, TSVLP anticipates receipt of a minimum of $250,000 in principal payments from Gold Capital plus accrued interest under the Promissory Note which is due December 31, 1997. If the Gold Capital Merger is completed, the remaining balance of the Promissory Note is required to be paid off. These payments are the only source of working capital anticipated during 1997. Therefore, the sufficiency of the Companys working capital is dependent upon Gold Capitals continuing performance under the terms of various agreements. Management plans to monitor Gold Capitals performance under the various terms of the agreements and, if required, to exercise its rights as provided in a security agreement dated December 31, 1993, under which the Company holds a security interest in Gold Capital's 60% interest in the Properties and Project Joint Venture.

For the six months ended June 30, 1997, net cash used in operations decreased from $603,550 in the 1996 period to $417,623 during 1997, reflecting the decrease in cash paid to suppliers and employees. Cash flow from investing activities increased to $441,000 for 1997 from $380,413 in 1996, primarily reflecting increased payments received on the note from Gold Capital offset, in part, by lower amounts of interest received on the note.

Results of Operations

The Company is recognizing the gain from the sale of the 60 percent interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting as the purchase price consideration from Gold Capital becomes reasonably assured. As of December 31, 1996, the remaining deferred gain represented by the balance due under the Promissory Note was recognized. At June 30, 1997, $1,789,100 of the gain, related to the shares of Gold
Capital common stock received in conversion of the Gold Capital Preferred Stock, remains deferred and is anticipated to be recognized as income in the future as provided under installment sale accounting.

Three Months Ended June 30, 1997 Compared to 1996

For the three month period ended June 30, 1996, $73,546 of the deferred gain related to the sale of the interest in the Tonkin Springs Properties was recognized reflecting principal payment received on the Promissory Note. During the 1997 period, $24,163 in interest income, primarily related to the Promissory Note, was recorded, compared to interest income of $34,392 during the 1996 period, reflecting the larger average balance outstanding under the Promissory Note. General and Administrative expenses increased a modest $10,305 in the 1997 period compared to 1996.

Six Months Ended June 30, 1997 Compared to 1996

For the six month period ended June 30, 1996, $115,768 of the deferred gain related to the sale of the interest in the Tonkin Springs Properties was recognized reflecting principal payment received on the Promissory Note. During the 1997 period, $52,334 in interest income, primarily related to the Promissory Note, was recorded, compared to interest income of $73,731 during the 1996 period reflecting the larger average balance outstanding under the Promissory Note. General and Administrative expenses decreased approximately $120,288 in the 1997 period compared to 1996, primarily reflecting lower compensation paid to employees.

PART II

1.  No report required.
2.  No report required.
3.  No report required.
4.  No report required.
5.  No report required.
6.a No report required.
6.b No report required.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  August 11, 1997
By William W. Reid, President and
Chairman of the Board

Dated:  August 11, 1997
By William F. Pass, Vice President and
Chief Financial Officer