Form 10QSB
period 1997-09-30
U S GOLD CORP
filed 1997-11-07
CIK 314203

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE EXCHANGE ACT

For the transition period from    to

Commission file number  0-9137

                   U.S. GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

          COLORADO               84-0796160
(State or other jurisdiction     (I.R.S. Employer
of incorporation                  Identification No.)
or organization)

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

     Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                Class                Outstanding as of November 7, 1997
    Common Stock, $0.10 par value                  13,853,734



U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)


ASSETS                                       September 30, 1997

Current assets:
  Cash and cash equivalents                            $648,993
  Federal tax refund receivable                         198,317
  Other current assets                                   12,205
    Total current assets                                859,515

Investment in Tonkin Springs Project
  Joint Venture                                       2,262,578
Marketable securities, at market                      1,788,826
Deferred tax assets, net                                 41,203
Other assets, net of depreciation                        48,361
                                                     $5,000,483

LIABILITIES, DEFERRED CREDITS AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities              $28,393
  Reserve for reclamation                               640,000
                                                        668,393

Shareholders' equity:
  Common stock, $.10 par value, 15,000,000
   shares authorized; 13,853,734 shares
   issued and outstanding                             1,385,408
  Additional paid-in capital                         31,976,818
  Accumulated deficit                               (28,828,533)
  Unrealized loss on marketable securities             (201,603)
                                                      4,332,090
                                                     $5,000,483

See accompanying notes to consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 1997 and 1996
(Unaudited)

                              Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                              1997       1996        1997       1996

Installment gain on sale
 of Tonkin Springs interest         $- $143,128         $-  $258,896
Interest income                 17,812   38,132     70,046   111,863
Other income                         -        -          -     1,215
                                17,812  181,260     70,046   371,974

Other costs and expenses:
  General and administrative   622,016  153,035    996,948   648,255
  Interest                         884      467      3,409       587
  Depreciation and amortization  8,110    2,964     14,028     8,552
    Total expense              631,010  156,466  1,014,385   657,394

Income (loss) before
 income taxes                 (613,198)  24,794   (944,339) (285,420)

Provision for income taxes           -        -          -         -

Net income (loss)            $(613,198) $24,794  $(944,339) $(285,420)

Per share data:
  Net income (loss)             $(0.04)   $0.00      $(0.07)   $(0.02)
Weighted average shares
 and share equivalents
 outstanding                13,853,767 14,643,068 13,853,872 13,807,215

See accompanying notes to consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1997 and 1996
(Unaudited)

                               September 30, 1997 September 30, 1996
Cash flows from operating
 activities:
  Cash paid to suppliers and
   employees                      $(1,052,955)        $(817,301)
  Interest received                    69,619                 -
Cash used in operating
  activities                         (983,336)         (817,301)

Cash flows from investing
 activities:
  Cash received from sale of
   Tonkin Springs interest          1,501,076           431,844
  Cash received for accrued
   interest on note                   129,569           195,572
  Capital expenditures                 (3,775)           (8,218)
  Sale of assets                            -             1,215

Cash provided by investing
 activities                         1,626,870           620,413

Cash provided by (used in)
 financing activities                       -                 -

Increase (decrease) in cash
 and equivalents                      643,534          (196,888)
Cash and equivalents, beginning         5,459           234,326
Cash and equivalents, ending         $648,993           $37,438

Reconciliation of net income
 (loss) to cash used in operating
 activities:
  Net income (loss)                 $(944,339)         $(285,420)
  Items not requiring (providing)
   cash:
    Interest income                         -           (101,192)
    Depreciation, depletion and
     amortization                      14,028              8,552
    Investment gain on sale of Tonkin
     Springs interest                       -           (258,896)
  (Increase) decrease in current assets
    related to operations              15,464           (122,256)
  Increase (decrease) in current
   liabilities related to operations  (98,642)           (24,099)
  Decrease (increase) in other assets,
   long term                           30,153            (33,990)

Cash used in operating activities    $983,336           $817,301

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

  The balance sheet of the Company as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments in order to make the financial statements not misleading.

  The preparation of the Companys consolidated financial statements in conformity with generally accepted accounting principles requires the Companys management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Companys annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2.  Sale of 60% Interest in Tonkin Springs Project

  On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of U.S. Gold Corporation (the Company), sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital
Corporation (Gold Capital).   TSVLP retained a 40 percent undivided interest in
the Properties. Immediately after this conveyance, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture,the Tonkin Springs Project Joint Venture (Project Joint Venture), to operate and manage the Properties. Ownership in the Project Joint Venture is:
TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

  Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capitals Series A Preferred Stock (Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. Effective December 31, 1996, the Company converted its Gold Capital Preferred Stock for 1,750,000 shares of Gold Capital common stock which in turn, will be exchanged for shares of Globex common stock as provided under the Gold Capital Merger discussed further below.

  Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto and Montreal stock exchanges (symbol: GMX) pursuant to the merger of Gold Capital with a subsidiary of Globex (the Gold Capital Merger). With this merger, Globex through its wholly-owned subsidiary Gold Capital, assumed responsibilities and obligations for Tonkin Springs under the various Gold Capital agreements with the Company and TSVLP.

  Globex raised approximatley $12 million in equity related to the Gold Capital Merger and for the Tonkin Springs Project and has also arranged conditional project financing for Tonkin Springs with a bank through a commitment letter for $13 million along with $10 million secured hedging line. These proposed project financings are subject to pre-conditions as well as final contractual documentation and closing and therefore, there can be no assurance that they will be sucessfully completed by Globex.

  The Company agreed to amend the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment, Gold Capital paid off the balance of the Promissory Note to TSVLP, agreed to finance capital requirements of TSVLP after Commencement of Commercial Production, and agreed to pay TSVLP $60,000 per month in minimum cash distributions during a 36 month period commencing September 1, 1998. The amendment gives Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project to support Gold Capitals debt service, if any, for third party project financing with any net borrowings from TSVLPs cash flow due and payable upon payoff of any third party project financing, increase the amount of Reimbursable Costs from $6 million to $11.25 million and further provide for limited increases to the amount of Reimbursable Costs for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production, and provide expanded definitions of Commencement of Commercial Production.
The remaining principal and accrued interest on the Promissory Note in the amount of $1,206,000 was fully paid on August 29, 1997. The Promissory Note had accrued interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1996 in the amount of $129,569 was received in January, 1997.

  Also related to the Gold Capital Merger, the Company agreed for a period of 2 years to vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties.

  Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. For such expenditures up to the maximum amount of Reimbursable Costs, Gold Capital shall be reimbursed from a preferential portion (84%) of cash flows from the operations of the Properties, if any. Expenditures in excess of the Recoupable Costs maximum will be considered contributions to the Project Joint Venture by Gold Capital. Through September 30, 1997, Gold Capital has reported that it has incurred approximately $4.96 million in Reimbursable Costs.

  The Company recognized the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. At December 31, 1996, there was $1,789,100 in deferred gain associated with the Gold Capital common stock received in exchange for Gold Capital Preferred Stock. With the Gold Capital Merger this deferred gain was eliminated as provided under the installment method of accounting.

3.  Tonkin Springs Venture Limited Partnership

  The Company holds its interest in the Project Joint Venture through TSVLP, a partnership which is owned by subsidiaries of the Company, Tonkin Springs Gold Mining Company (TSGMC) (99.5% general partner) and U.S. Environmental Corporation (0.5% limited partner). The following is the unaudited condensed balance sheet and statement of operations for TSVLP as of and for the nine months ended September 30, 1997.

BALANCE SHEET                            September 30, 1997
Assets:
  Current assets
    Cash                                       $647,789

  Investment in Project Joint Venture         3,283,875
  Investment in Globex Common Stock           1,748,400
  Intercompany account                        2,231,546
  Other assets                                    2,097
    Total Assets                             $7,913,707


Reserve, Deferred Gain and Partners' Interest:
  Reserve for reclamation                      $640,000

  Partners' interest
    Subsidiaries of U.S. Gold-
      Initial interest                        3,309,902
      Allocation of withdrawn interests       3,515,384
      Accumulated earnings                      448,421
        Partners' Interest                    7,273,707

Total Reserve, Deferred Gain and
 Partners' Interest                          $7,913,707


STATEMENT OF OPERATIONS                     Nine Months Ended
                                            September 30, 1997
Revenues:
  Interest income                               $  69,619

Costs and expenses:
  General, administrative and other               239,685
Net loss                                        $(170,066)

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

4.  Condensed Financial Information of Tonkin Springs Project Joint Venture

  As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the unaudited condensed statement of operations and balance sheet of the Project Joint Venture as of and for the nine months ended September 30, 1997. All costs and expenditures associated with the Properties have been funded by Gold Capital.

STATEMENT OF OPERATIONS                     Nine Months Ended
                                            September 30, 1997
Revenues                                           $13,020
Property maintenance costs                        (499,914)
Interest expense                                   (31,111)
  Net loss                                       $(518,005)


BALANCE SHEET                               September 30, 1997
Assets:
Current assets                                      $2,372

Property, plant, equipment &
 development costs                              12,826,355
Prepaid royalties                                  694,604
Other assets                                         8,457
  Total assets                                 $13,531,788

Liabilities, Reserves and Project
 Joint Venturers Interest:
Current liabilities                                $22,925
Intercompany account-Gold Capital                4,961,273
Reserve for reclamation                          1,469,900
                                                 6,454,098
Venturers' Interest-
 Gold Capital's interest                         4,642,512
 TSVLP's interest                                2,435,178
Total venturers' interest                        7,077,690

Total liabilities, reserves and
venturers' interest                            $13,531,788

5.  Marketable Securities

  Marketable securities at September 30, 1997 consisted of approximately 632,094 shares of common stock of Golbex to be received by the Company pursuant to the Gold Capital Merger (see Note 2). The Companys historical cost basis in the Globex common shares is $1,990,429. As of September 30, 1997, the market value of the Companys holdings in Globex was $1,788,826.

6.  Loan Settlement Agreement

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

                                 PART II
       MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

  Except for the historical information contained in this Form 10-QSB, the statements in this report which relate to the Companys plans, objectives or future performance may be deemed to be forward-looking statements. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of factors including gold price, ore grades, metallurgical recovery, operating costs, market valuation, and project operators performance under the Project Joint Venture, as well as other risks and uncertainties.

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

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto and Montreal stock exchanges (symbol: GMX) pursuant to a merger of Gold Capital with a subsidiary of Globex (the Gold Capital Merger). With this merger, Globex through its wholly-owned subsidiary Gold Capital, assumed responsibilities and obligations for Tonkin Springs under the various Gold Capital agreements with the Company and TSVLP. As a result of the Gold Capital Merger, the Company will receive approximatley 632,094 shares of Globex common stock in exchange for 2,287,547 shares of Gold Capital common stock.

Globex raised approximatley $12 million in equity related to the Gold Capital Merger and for the Tonkin Springs Project and has also arranged additional conditional project financing with a bank through a commitment letter for $13 million along with $10 million secured hedging line. These proposed project financings are subject to pre-conditions as well as final contractual documentation and closing, and therefore there can be no assurance that Globex will be successful in completing such additional financings.

Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until commencement of commercial production. Through September 30, 1997, Gold Capital has reported that it has incurred approximately $4.96 million in costs for the Project Joint Venture.

The Company amended the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment, Gold Capital paid off the balance of the Promissory Note to TSVLP, agreed to finance capital requirements of TSVLP after Commencement of Commercial Production, and agreed to pay TSVLP $60,000 per month as minimum cash distributions during a 36 month period commencing September 1, 1998. The amendment gives Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project to support Gold Capitals debt service, if any, for third party project financing with any net borrowings from TSVLPs cash flow due and payable upon payoff of any third party project financing. The amendment also increased the amount of Reimbursable Costs from $6 million to $11.25 million and further provide for limited increases to the maximum amount of Reimbursable Costs for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production, and provide expanded definitions of Commencement of Commercial Production. Gold Capital shall be reimbursed for the maximum allowed Reimbursable Costs from a preferential portion (84%) of cash flows from the operations of the Properties, if any. After preferential recovery of Reimbursable Costs, cash flow will be distributed 40% to TSVLP and 60% to Gold Capital. Expenditures in excess of the Reimbursable Costs maximum will be considered contributions to the Project Joint Venture by Gold Capital.

The remaining principal and accrued interest on the Promissory Note in the amount of $1,206,000 was fully paid on August 29, 1997. The Promissory Note had accrued interest at a fixed rate of 7.5% on the unpaid principal balance. Interest on the Promissory Note for fiscal year 1996 in the amount of $129,569 was received in January, 1997. Also related to the Gold Capital Merger, the Company agreed for a period of 2 years to vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties.

The Company recognized the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. At December 31, 1996, there was $1,789,100 in deferred gain associated with the shares of Gold Capital common stock received in exchange for Gold Capital Preferred Stock. With the Gold Capital Merger this deferred gain was eliminated as provided under the installment method of accounting.

The Companys historic cost basis of the Globex common stock is $1,990,429.
As of September 30, 1997, the market value of the Companys holdings in Globex was $1,788,826.

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


Liquidity and Capital Resources

As of September 30, 1997, the Company had working capital of $813,122, including cash of $648,993, Federal tax refund receivable of $198,317 anticipated to be received in the fourth quarter of 1997, and current liabilities of $28,393. The Company anticipates receipt of interest income on invested cash balances as its only source of additional income for the remainder of 1997. However, effective September, 1998, the Gold Capital is required to pay TSVLP minimum cash distributions of $60,000 per month from the Tonkin Springs Project for the following 36 months.

For the nine months ended September 30, 1997, net cash used in operations increased to $983,336 in the 1997 period from $817,301 during 1996, primarily reflecting an increase in cash paid for suppliers and compensation to employees. Cash flow from investing activities increased to $1,626,870 for 1997 from $620,413 in 1996, primarily reflecting the payoff of the Gold Capital Promissory
Note in August, 1997.

Results of Operations:

Three Months Ended September 30, 1997 Compared to 1996

For the three month period ended September 30, 1996, $143,128 of the deferred gain related to the sale of the interest in the Tonkin Springs Properties was recognized reflecting principal payment received on the Promissory Note. During the 1997 period, $17,812 in interest income, primarily related to the Promissory Note, was recorded, compared to interest income of $38,132 during the 1996 period, reflecting the larger average balance outstanding under the Promissory Note.

General and Administrative expenses increased $468,981 in the 1997 period compared to 1996, primarily reflecting expenses related to funding of the 1996 contribution to the Companys Simplified Employee Pension plan, increased compensation to employees, and write off of deferred property acquisition and financing costs.

Nine Months Ended September 30, 1997 Compared to 1996

For the nine month period ended September 30, 1996, $258,896 of the deferred gain related to the sale of the interest in the Tonkin Springs Properties was recognized reflecting principal payment received on the Promissory Note. During the 1997 period, $70,046 in interest income, primarily related to the Promissory Note, was recorded, compared to interest income of $111,863 during the 1996 period reflecting the larger average balance outstanding under the Promissory Note.

General and Administrative expenses increased approximately $348,693 in the 1997 period compared to 1996, primarily reflecting higher compensation paid to employees, funding of the 1996 contribution to the Companys Simplified Employee Pension plan, and write off of deferred property acquisition and financing costs.

For the nine month period ended September 30, 1997, cash flow from investing activities amounted to $1,626,870, related primarily to the Promissory Note which was repaid with accrued interest effective August 29, 1997 as discussed above, compared to $620,413 for the corresponding period of 1996 reflecting receipt of accrued interest and principal payments on the Promissory Note. Cash used in operating activities increased to $983,336 for the 1997 period compared to $817,301 for the corresponding period of 1996.

                                 PART II
1.  No report required.
2.  No report required.
3.  No report required.
4.  No report required.
5.  No report required.
6.a Amendment to Mining Venture Agreement effective
    August 29, 1997, by and between Tonkin Springs
    Venture Limited Partnership and Gold Capital Corporation.
6.b No report required.

                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION
Dated:  November 7, 1997        By William W. Reid,
                                President and Chairman of the Board


Dated:  November 7, 1997        By William F. Pass,
                                Vice President and Chief Financial Officer


Exhibit 6.a  Amendment to Mining Venture Agreement effective
August 29, 1997, by and between Tonkin Springs Venture Limited
Partnership and Gold Capital Corporation

AMENDMENT TO MINING VENTURE AGREEMENT

This Amendment to Mining Venture Agreement (the Amendment) is executed as of the 7th day of March, 1997, to be effective, if at all, upon the date specified in paragraph 1 below, by and between Tonkin Springs
Venture Limited Partnership, a Nevada limited partnership, whose address is 55 Madison, Suite 700, Denver, Colorado 80206 (TSVLP), and Gold Capital Corporation, a Colorado corporation, whose address is 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918 (GCC).

RECITALS

A. TSVLP and GCC are parties to a Mining Venture Agreement dated effective as of December 31, 1993 (the Mining Venture Agreement), which governs the operations of the parties at the Tonkin Springs Project in Eureka County, Nevada (the Project).

B. TSVLP and GCC are among the parties to a Letter of Intent dated December 20, 1996, as amended on January 16, 1997 (collectively, the Letter of Intent), which contemplates a series of transactions by which Globex Mining Enterprises, Inc. (Globex) would acquire GCC. In the Letter of Intent, the parties agreed to amend certain provisions of the Mining Venture Agreement.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Effective Date of Amendments: The amendments to the Mining Venture Agreement, as set forth in paragraph 2 below, shall become effective only if and when the merger transaction between GCC and Globex has been approved by the owners of a sufficient number of GCCs shares to make the merger effective under Colorado law and GCCs Articles of Incorporation. If such closing has not occurred by August 30, 1997 (or such later date as provided for in the definitive Merger Agreement for the merger transaction), this Amendment shall terminate and shall be of no further force or effect.

2. Amendments to Mining Venture Agreement: Upon the effective date described in paragraph 1 above, the Mining Venture Agreement shall be amended as set forth below in this paragraph 2.

A. Section 1.6.  The definition of Budget is hereby revised to read as follows:

Budget means a detailed estimate, covering at least a one-year period, of all costs to be incurred by the Participants with respect to a Program and a schedule of cash advances necessary to fund the costs of that Program. For any Budget accompanying a Program for Mining Operations, such Budget shall include, without limitation, cost information and data, to be updated in accordance with standard industry practice, setting forth, on a semi-annual basis over the life of Recoverable Reserves from the Properties: (a) estimates of ore reserves within the Properties, including without limitation Recoverable Reserves, (b) projections of production of Products, (c) direct and out-of-pocket cash costs for Operations, (d) projections of state and local taxes and production royalties to be incurred on the production of Products from the Properties, (e) capital expenditures, (f) Exploration and Development expenditures, (g) projections of estimated Cash Flow, and (h) projected distributions (if any) to the Participants during the period of time encompassed by the Budget.

B. Section 1.7. The introductory phrase of this Section hereby is amended to read as follows: Cash Flow means the following, calculated on a calendar quarter basis after Commencement of Commercial Production: Subparagraph (b) in the definition of Cash Flow is hereby revised to read as follows:

(b) the sum of: (i) all direct and out-of-pocket cash costs and expenditures for Operations, provided, however, that for purposes of calculating Cash Flow, costs shall not include any non-cash expenses (i.e. amortization, depletion and depreciation), (ii) Exploration and capital expenditures included in the then current annual Budget, (iii) reasonable, ordinary and necessary amounts of working capital in support of approved Programs and Budgets, (iv) state and local taxes, and (v) production royalties actually paid (or for which payment obligations have accrued).

C. Section 1.10. The definition of Commencement of Commercial Production is hereby revised to read as follows:

Commencement of Commercial Production means one of the alternatives (i), (ii) or (iii) below:

(i) If the mill on the Properties is utilized to process Products: the last day of a period of 60 consecutive days during which, for not less than 50 days, the mill processed sulfide ore from the Properties at least at an average of 1,300 tons per day with a gold recovery percentage of at least 75%; provided, however, that no period of time during which ore is milled or processed for testing purposes, and no period of time during which milling operations are undertaken as tune-up, shall be taken into account in determining the date of Commencement of Commercial Production, or

(ii) If a combined high grade/low grade sulfide ore bioheap-recovery heap is utilized to process Products: the last day of a period of 30 consecutive days during which sulfide ore is loaded on the recovery pad at a rate of at least an average of 3,000 tons per day provided that all of those 3,000 tons per day meet the following requirements:

(a)  crushed to 80% minus 3/8ths inch,
(b)  conveyed to, conditioned and stacked on the bio heap pad,
(c)  bio oxidized on the pad,
(d)  washed, neutralized, conveyed and stacked on recovery pad,
(e) for both the heap pads, construction is complete for a capacity to handle three years at an average production rate of at least 3,000 tons per day,
(f) the carbon/gold recovery plant is completed, so as to be capable of handling an average production rate of at least 3,000 tons per day, and
(g) a total of at least 2,000 ounces of gold has been produced, either in dore or bullion form.

(iii) In no event can processing of oxide ore constitute Commencement of Commercial Production, unless in conjunction with the commencement of processing oxide ore, the following conditions have been met:

(a) feasibility study outlining a plan for the economic processing of sulfide ore pursuant to the requirements of (i) or (ii) above in this definition has been completed,
(b) financing is in place to fund the construction and operation of the processing facilities for sulfide ore, and
(c) with respect to the oxide operation, the following conditions have been met:

    (1) construction of the oxide recovery pads is complete for a capacity to handle three years of production at an average production rate of at least 6,000 tons per day;
    (2) oxide ore has been loaded on the pads for at least 30 consecutive days at an average rate of at least 6,000 tons per day;
    (3) the carbon/gold recovery plant is completed so as to be capable of handling an average production rate of at least 6,000 tons per date; and
    (4) a total of at least 2,000 ounces of gold has been produced, either in dore or bullion form.

(iv) If any gold is produced prior to Commencement of Commercial Production, GCC may elect either to: (x) hold such gold for sale until after Commencement of Commercial Production, in which event the Proceeds or Deemed Proceeds from the Sale of Products shall be included in calculating Cash Flow, or (y) sell the gold prior to Commencement of Commercial Production, in which event the Proceeds or Deemed Proceeds from the Sale of Products shall be distributed
84% to GCC and 16% to TSVLP, and such Proceeds shall not be included in calculating Cash Flow.

D. Section 1.10.A (new). A new Section 1.10.A is hereby added to Article I, reading as follows:

Debt means project financing (as defined below in this Section 1.10.A) obtained by GCC solely for purposes of funding Operations. Project financing means financing from a non-Affiliate of GCC that is secured only by GCCs Participating Interest and TSVLPs share of Cash Flow, production of Products, and proceeds therefrom under this Agreement. The parties hereby agree that in connection with such project financing, TSVLPs share of Cash Flow under this Agreement may be pledged as part of a commodity hedging program required by the lender as part of the financing package. In the event project financing is obtained, neither TSVLPs Participating Interest nor TSVLPs payments under Section 6.4.A shall be pledged as collateral for such financing.

E. Section 1.13.A (new). A new Section 1.13.A hereby is added to Article I, reading as follows:

GCC Advances to TSVLP means and includes: (i) Debt advances made by GCC on TSVLPs behalf, (ii) the excess of the monthly minimum cash distributions under Section 6.4.A over normal distributions to TSVLP (if any), and (iii) TSVLPs Participating Interest percentage of its proportionate share of accrued interest and finance origination costs on Debt; all of the foregoing reduced by Cash Flow otherwise due TSVLP which is used by GCC to service Debt. GCC shall establish and maintain on the Ventures books a separate GCC Advance to TSVLP account. This account (in credit balance form) is in effect a receivable account from the TSVLP Pledge of Cash Flow to GCC account and, while in debit balance, represents monies owed to TSVLP by GCC for debt service in excess of TSVLPs share, plus accrued interest thereon.

F. Section 1.26. The definition of Recoupment Amount is hereby revised to read as follows:

Recoupment Amount means all sums expended by GCC for Operations including without limitation amounts borrowed solely for purposes of funding Operations by GCC from Globex pursuant to that Loan Agreement (the Loan Agreement) among Globex, GCC, TSVLP, Tonkin Springs Gold Mining Company and U.S. Gold Corporation dated January 16, 1997) prior to the Commencement of Commercial Production, up to a maximum of Eleven Million Two Hundred and Fifty Thousand Dollars ($11,250,000). Such sums shall include but not be limited to working capital, capital costs, Exploration expenditures (subject to the provisions of the last paragraph of this definition) and Development expenditures and costs of holding and maintaining the Properties and the Venture. Any such amounts so incurred by GCC and included in GCC's Initial Contribution in excess of that maximum amount prior to the Commencement of Commercial Production shall not be repaid to or recoupable by GCC and such excess shall not be included in the calculation of the Participating Interest of GCC.

Prior to Commencement of Commercial Production, and upon the unanimous adoption of any Program for Exploration of the Properties, where the Budget for such Program calls for aggregate Exploration expenditures to be spent prior to the Commencement of Commercial Production in excess of $750,000, the aggregate amount of expenditures for Exploration above the first $750,000 but below $1,500,000 shall be added to the Recoupment Amount. Expenditures for Exploration prior to Commencement of Commercial Production up to the first $750,000 and in excess of an aggregate of $1,500,000 shall not be included as part of the Recoupment Amount or repaid to or recoupable by GCC, and shall not be considered in the calculation of the Participating Interests of either GCC or TSVLP.

G. Section 1.26.A (new). A new Section 1.26.A is hereby added to Article I, reading as follows:

Recoverable Reserves means the aggregate of economically minable and recoverable gold and silver contained in ore reserves from the Properties which fall within the definition of proven or probable reserves in accordance with guidelines promulgated by the United States Securities and Exchange Commission.

H. Section 1.27.A (new). A new Section 1.27.A hereby is added to Article I, to read as follows:

TSVLP Pledge of Cash Flow to GCC means and includes: (i) Debt advances by GCC on TSVLPs behalf, (ii) the excess of the monthly minimum cash distributions described in Section 6.4.A over normal Cash Flow distributions to TSVLP (if any), and (iii) TSVLPs Participating Interest percentage share of accrued interest and proportionate finance origination costs on Debt; all of the foregoing reduced by Cash Flow otherwise due TSVLP which is used by GCC to service Debt. GCC shall establish and maintain on the Ventures books a separate TSVLP Pledge of Cash Flow to GCC account. This account (in debit balance form) is in effect a Contra account to the GCC Advances to TSVLP account and, while in credit balance, represents monies owned to TSVLP by GCC for debt service in excess of TSVLPs share, plus accrued interest thereon.

I. Section 3.3(d).  Section 3.3(d) is hereby revised to read as follows:

(d) to engage in Exploration, Development and Mining Operations on the Properties,

J. Section 3.5.  Section 3.5 is hereby revised to read as follows:

Effective Date and Term. The effective date and term of this Agreement shall be the date first recited above. The term of this Agreement shall be for 20 years from the effective date and for so long thereafter as Operations are being conducted on or for the benefit of the Properties (without cessation for a period of more than 180 consecutive days) or the Manager is continuing to maintain the Properties, unless this Agreement is earlier terminated as herein provided.

K. Section 5.1.  Section 5.1(b) hereby is revised to read as follows:

(b) unless TSVLP has elected, subsequent to the Commencement of Commercial Production, to fund its share of costs of Operations in accordance with its Participating Interest, agrees to pay 100% of all costs of Operations, including but not limited to costs of holding and maintaining the Properties, permits and bonds for Operations, Capital and Exploration, Development and Mining costs and working capital.

L. Section 5.3.  Section 5.3 hereby is deleted in its entirety.

M. Section 6.3. The first sentence of Section 6.3 is hereby revised to read as follows:

After Commencement of Commercial Production, Operations shall be funded by GCC except as provided in Section 5.1(b). GCC shall be entitled to recover forty percent (40%) of costs of Operations from TSVLPs share of Cash Flow, but only as provided in Section 6.4 below.

N. Section 6.4. The last paragraph of Section 6.4 is hereby deleted and replaced with the following:

It is the intent of the Participants that the effect of the foregoing provisions of this Section 6.4 shall be that: (i) after Commencement of Commercial Production and until GCC has so recovered the Recoupment Amount, TSVLP shall receive 16% of 100% of Cash Flow, and GCC shall receive 84% of 100% of Cash Flow; and (ii) after GCC has so recovered the Recoupment Amount, TSVLP shall receive 40% of 100% of Cash Flow, and GCC shall receive 60% of 100% of Cash Flow.

Notwithstanding the foregoing, if TSVLP has elected pursuant to paragraph 2.T of this Amendment to have its share of costs of Operations after Commencement of Commercial Production funded by Debt, Cash Flow shall be distributed and accounted for pursuant to the TSVLP Pledge of Cash Flow to GCC and GCC Advances to TSVLP accounts (collectively, the Accounts). To the extent the GCC Advances to TSVLP account is credited with Debt advances made by GCC on TSVLPs behalf after such an election by TSVLP, or is credited with TSVLP Pledge of Cash Flow to GCC, however, all such advances and credits shall bear interest at the Prime Rate plus two percent (2%), accrued from the date or dates such advances are made or credits accrued. Within 30 days after repayment of Debt in full, GCC shall pay TSVLP all amounts owned by GCC to TSVLP under the Accounts, plus interest thereon at the Prime Rate plus two percent (2%), accrued from the date or dates such excess amounts were incurred.

Attached as Exhibit F hereto, solely for purposes of illustrating how the provisions of this Section 6.4 would operate, are sample accounting entries showing allocations of Cash Flow.

O. Section 6.4.A (new). A new Section 6.4.A hereby is added to the Agreement, as follows:

6.4.A GCC Payments to TSVLP. Within five (5) days after the effective date of the Amendment pursuant to which this Section 6.4.A was added to the Agreement, GCC shall pay TSVLP the full principal balance, plus accrued interest, owed by GCC to TSVLP under the TSVLP Security Agreement. Commencing on the first day of the thirteenth (13th) calendar month after such payment, and continuing on the first days of each of the following thirty-five (35) calendar months, GCC shall pay TSVLP the sum of Sixty Thousand Dollars ($60,000). Such monthly payments, but not the loan payment, shall be credited against Cash Flow payments otherwise due TSVLP until fully recouped. In no event shall TSVLP be obligated to refund any such payments if its share of Cash Flow is insufficient to recoup same, except upon liquidation of the Venture as provided in Section 12.4.

P. Section 7.2. The first full paragraph of Section 7.2 is hereby revised to read as follows:

Each Participant, acting through its appointed members, shall have one vote on the Management Committee. Unless otherwise provided in this Agreement, the vote of the Participant with a Participating Interest over fifty percent (50%) shall determine the decisions of the Management Committee, except with respect to the matters listed below, which shall require unanimous approval. Notwithstanding the foregoing, if the Management Committee is unable to reach a unanimous decision with respect to any of the matters listed below, except for Sections 7.2(e), (f), (g) and (h), as to which a unanimous vote is required, the parties agree that they will resolve such disagreement through the arbitration of technical issues process set out in Section 16.3, except that the parties agree to use their best efforts to expedite the arbitration process so that any such disagreement is resolved by arbitration not more than forty-five (45) days following the selection of the first arbitrator.
If the Participants are unable to resolve any such disagreement through an expedited arbitration process within the time periods set forth above, the Participant with a Participating Interest over fifty percent (50%) may cause the Management Committee to implement the decision of that Participant pertaining to the matter in question.

Q. Section 7.2(d). The following provisions of Section 7.2 are hereby revised to read as follows:

(d) the initial decision to develop a heap leach operation for low grade oxide ore;
(g) the processing or other treatment of any ores, concentrates or other materials at the Ventures facilities from sources other than the Ventures Properties; and
(h) the termination of or the wind-up of the Venture, other than as provided in this Agreement.

R. Section 8.5. Section 8.5 is hereby revised to add the following sentence to the end of that Section:

GCC and TSVLP agree that all reviews and amendments of the Managers charges pursuant to Section 3.13(e) of the Accounting Procedure shall be accomplished reasonably and in good faith.

S. Section 10.2. The first two sentences of Section 10.2 are hereby revised to read as follows:

On the basis of the adopted Program and Budget and subject to the provisions of Section 5.1(b), the Manager shall submit to each Participant, not later than thirty (30) days following the adoption of that Program and Budget, a billing for estimated cash requirements for the next year. Within thirty
(30) days after receipt of such billing, each Participant shall advance to the Manager its proportionate share of the estimated requirements for the following six-month period (and shall make a similar advance for the second six-month period within thirty (30) days prior to the end of the first six-month period).

T. Section 15.2. The following provisions of Section 15.2 are hereby revised to read as follows:

(a) So long as any project financing remains in place pursuant to the provisions of Section 6.3 or 6.4, TSVLP shall not transfer any interest in this Agreement, its Participating Interest, or the Assets. In addition, no transferee of all or any part of the interest of a Participant in this Agreement, any Participating Interest, or the Assets shall have the rights of a Participant unless and until the transferring Participant has provided to the other Participant notice of the Transfer, and except as provided in Sections 15.2(g) and 15.2(h), the transferee, as of the effective date of the Transfer, has committed in writing to be bound by this Agreement to the same extent as the transferring Participant;

(g) So long as any project financing remains in place pursuant to the provisions of Section 6.3 or 6.4, TSVLP shall not grant any security interest by mortgage, deed of trust, pledge, lien or other encumbrance, or allow any other encumbrance on any of its interest in this Agreement, its Participating Interest, or the Assets. Thereafter, if a Transfer is the grant of a security interest by mortgage, deed of trust, pledge, lien or other encumbrance of any interest in this Agreement, any Participating Interest or the Assets to secure a loan or other indebtedness of a Participant in a bona fide transaction, such security interest shall be subordinate to the terms of this Agreement and the rights and interests of the other
Participant hereunder. Upon any foreclosure or other enforcement of rights in the security interest the acquiring third party shall be deemed to have assumed the position of the encumbering Participant with respect to this Agreement and the other Participant, and it shall comply with and be bound by the terms and conditions of this Agreement;

U. General. In addition, notwithstanding any provisions to the contrary in either the Agreement or this Amendment, the parties hereby agree that the Management Committee shall be deemed to have adopted as the current Program that certain plan of operation included in the April, 1996 feasibility audit by Behre Dolbear & Co., Inc., as modified and updated by the mine plan dated (and submitted to GCC) October, 1996 by Ore Reserve Engineering. The parties further agree that GCC shall prepare and submit to the Management Committee for approval, not later than twenty (20) days following the effective date of this Amendment under paragraph 1 above, a Budget for implementation of that Program. TSVLP agrees that not later than twenty (20) days following its receipt of a copy of that Budget, it will make a written election to either (i) fund the costs of Operations after Commencement of Commercial Production, as contemplated by that Program and Budget in accordance with its Participating Interest, or (ii) have its share of costs of Operations after the Commencement of Commercial Production funded by Debt as set forth in Sections 6.3 and 6.4 of the Agreement. If TSVLP fails to make such written election, it shall be deemed to have elected alternative (ii). The parties further agree that the Program and Budget referred to in this paragraph shall constitute the initial Program and Budget for Mining Operations.
Promptly after the execution of this Amendment, the parties agree to prepare and execute a mutually satisfactory Memorandum of the Agreement, as amended, for purposes of placing of record a notice of the Agreement and this Amendment, and GCC shall record that Memorandum in the official records of Eureka County, Nevada.

3. Effective Amendment; Supersession. Except as specifically set forth in this Amendment, all of the provisions of the Mining Venture Agreement remain in full force and effect. This Amendment replaces and supersedes all other verbal or written agreements between the parties hereto and Globex regarding the Mining Venture Agreement, including but not limited to the Letter of Intent.

IN WITNESS WHEREOF, GCC and TSVLP have executed this Amendment effective as of the date first set forth above.

Tonkin Springs Venture Limited Partnership,  a Nevada limited partnership
By: Tonkin Springs Gold Mining Company, a Colorado corporation, general partner
By: William W. Reid, President

Gold Capital Corporation, a Colorado corporation
By: Bill M. Conrad, President


U.S. GOLD CORPORATION
Exhibit 11 to Form 10-Q
for the Three and Nine Month Period Ended September 30, 1997 and 1996


Computation of Weighted Average Shares Outstanding Used in Earnings Per Share
Calculations:


                           Three Months Ended        Nine Months Ended
                              September 30,              September 30,
                               1997        1996       1997        1996

Total shares issued,
beginning                     13,853,834 13,806,505 13,854,119 13,806,505

Weighted average of
common shares issued with
exercise of stock option,
$0.28/share                            -      2,133           -       710

Weighted average treasury
shares acquired and retired           (67)        -        (247)        -

Weighted average shares issued 13,853,767 13,808,638 13,853,872 13,807,215


Weighted average of common
stock equivalents (2):
  Unexercised stock options             -  1,145,495          -          -
  Less:  Buy back of common
  shares under treasury stock
  method using average price.           -   (311,065)         -          -

                               13,853,767 14,643,068 13,853,872 13,807,215

(1) Common stock equivalents not considered since their effect would be antidilutive.

(2) Fully diluted computations not made as total shares and share equivalents outstanding would be effected by less than 3%.