Form 10KSB
period 1997-12-31
U S GOLD CORP
filed 1998-03-02
CIK 314203

March 2, 1998

Securities and Exchange Commission
Branch of Edgar Operations-Filers Support
6432 General Green Way
Alexandria, VA 22312

              Re:  U.S. Gold Corporation Form 10-KSB
              Cover Letter
              File No. 0-9137

Gentlemen and Ladies:

U.S. Gold Corporation (the Company) hereby files its Form 10-KSB for the year ended December 31, 1997, by Edgar submission.

Very truly yours,

/s/ William F. Pass
William F. Pass
Vice President, Secretary and Chief Financial Officer

U.S. Gold Corporation
55 Madison, Suite 700
Denver, Colorado 80206