Form 10QSB
period 1998-03-31
U S GOLD CORP
filed 1998-05-11
CIK 314203

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                     or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period from    to

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

                (303) 322-8002
             (Issuers telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                    Outstanding as of May 11, 1998

Common Stock, $0.10 par value                      13,927,469


U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1998 and 1997
(unaudited)

                                             March 31,      March 31,
                                               1998           1997
Interest income                               $5,713         $28,171
                                               5,713          28,171
Costs and expenses:
  General and administrative                 241,051         198,593
  Depreciation, depletion and amortization     3,070           2,954
    Total expense                            244,121         201,547
Loss before income taxes                    (238,408)       (193,376)
Provision for income taxes                         -               -
Net loss                                   $(238,408)      $(173,376)

Basic and diluted per share data:
  Basic                                       $(0.02)         $(0.01)
  Diluted                                     $(0.02)         $(0.01)

Weighted average shares outstanding       13,927,469      13,854,006

U.S. GOLD CORPORATION
SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
Three Months Ended March 31, 1998 and 1997
(unaudited)


                                            March 31,       March 31,
                                             1998             1997

Net loss                                   $(238,408)      $(173,376)

Comprehensive item - unrealized loss
on securities available for sale          (1,143,846)              -
Comprehensive loss                       $(1,382,254)      $(173,376)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS                                            March 31, 1998
Current assets:
  Cash and cash equivalents                           $383,141
  Project distributions receivable                     360,000
    Total current assets                               743,141

Project distributions receivable                     1,800,000
Investment in Tonkin Springs Project
  Joint Venture                                      2,262,578
Marketable securities, Globex common
  stock at market                                      846,753
Other assets, net                                      106,993
                                                    $5,759,465

LIABILITIES, DEFERRED CREDIT &
SHAREHOLDERS EQUITY
Current liabilities:
 Accounts payable and accrued liabilities              $24,619
Deferred credit, project distributions               2,160,000
Reserve for reclamation                                640,000
    Total liabilities and deferred credit            2,824,619

Commitments and contingencies

Shareholders equity:
  Common stock, $.10 par value, 15,000,000
    shares authorized; 13,927,469 shares
    issued and outstanding                           1,392,747
  Additional paid-in capital                        31,969,459
  Accumulated deficit                              (29,283,684)
  Unrealized loss on securities
    available for sale                              (1,143,676)
    Total shareholders equity                        2,934,846
                                                    $5,759,465

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997

                                             March 31,      March 31,
                                               1998           1997
Cash flows from operating activities:
  Interest received                            $5,713           $152
  Cash paid to suppliers and employees       (235,041)      (237,528)
Cash used in operating activities            (229,328)      (237,376)


Cash flows from investing activities:
  Cash received from sale of Tonkin
    Springs interest                                -        161,431
  Cash received for accrued interest
    on note                                         -        129,569
  Capital expenditures                         (3,530)             -
Cash provided by (used in)
  investing activities                         (3,530)       291,000

Cash flows from financing activities:
Cash provided by financing activities               -              -

Increase (decrease) in cash and cash
  equivalents                                (232,858)        53,624
Cash and cash equivalents, beginning
  of period                                   615,999          5,459
Cash and cash equivalents, end of period     $383,141        $59,083

Reconciliation of net income to cash
 used in operating activities:
  Net income (loss)                         $(238,408)     $(173,376)
  Items not requiring (providing) cash:
    Interest income                                 -        (28,065)
    Depreciation, depletion and amortization    3,070          2,954
   (Increase) decrease in other current assets
     related to operations                          -        (48,271)
    Increase (decrease) in current liabilities
     related to operations                     14,966        (16,952)
    Decrease (increase) in other assets,
     long term                                 (8,956)        26,334
Cash used in operating activities           $(229,328)     $(237,376)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as the accounts of the wholly-owned Tonkin Springs Venture Limited Partnership (TSVLP). Significant intercompany accounts and transactions have been eliminated.

Basic per share data includes no dilution and is computed by dividing income or
(loss) available to common shareholders by the weighted-average number of shares outstanding during the period (13,927,469 for 1998 and 13,854,006 for 1997). Diluted per share data reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 1998 and 1997, options are not considered in the computation of diluted per share data as their inclusion would be antidilutive.

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

2.     Sale of 60% Interest in Tonkin Springs Project

On December 31, 1993 (the Closing), TSVLP, a partnership owned by subsidiaries of the Company, sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital Corporation (Gold
Capital).   TSVLP retained a 40 percent undivided interest in the Properties.
Immediately after the conveyance to Gold Capital and effective December 31, 1993, TSVLP and Gold Capital each made their respective interest in the Properties subject to a mining joint venture, the Tonkin Springs Project Joint Venture (Project Joint Venture), to operate and manage the Properties. Ownership in the Project Joint Venture is: TSVLP- 40 percent, Gold Capital- 60 percent. Gold Capital is manager of the Properties under the Project Joint Venture.

Gold Capital purchased its 60 percent undivided interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the Promissory Note); 300,000 shares of unregistered Gold Capitals Series A Preferred Stock (Gold Capital Preferred Stock) having an assigned value of $3 million, and the assumption of 60 percent of a reclamation obligation recorded at $960,000. Effective December 31, 1996, TSVLP converted its 300,000 shares of Preferred Stock of Gold Capital into 1,750,000 shares of Gold Capital common shares, and with shares of Gold Capital common stock received in satisfaction of mandatory Preferred Stock dividends for 1995 and 1996 and accounts receivable, the Company and TSVLP owned an aggregate of 2,287,547 shares of Gold Capital as of that date.

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of
Gold Capital with a subsidiary of Globex (the Gold Capital Merger).   With this
merger, Globex through its wholly-owned subsidiary Gold Capital, assumed responsibilities and obligations for the Project Joint Venture under the various Gold Capital agreements with the Company and TSVLP. With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for its common stock ownership in Gold Capital which as of March 31, 1998 represented approximately 6.8 percent of outstanding common shares of Globex.

The Company recognized the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For 1996, 24.5% ($1,165,418) of the gain was recognized representing the balance of the gain related to the Promissory Note. At August 29, 1997, there was $1,789,100 in deferred gain remaining which was associated with the Gold Capital common stock received in exchange for Gold Capital Preferred Stock. With the Gold Capital Merger this deferred gain was eliminated as non-realizable as provided under the installment method of accounting since the value in Globex common stock was less than the Company's carrying value in Gold Capital common stock.

Globex raised approximatley $12 million in equity related to the Gold Capital Merger, a portion of which has been or will be invested in the Project Joint Venture and has also arranged conditional financing for the Project Joint Venture with a bank through a commitment letter for a $13 million loan along with a $10 million secured hedging line.

These proposed project financings are subject to pre-conditions as well as final contractual documentation and closing and therefore, there can be no assurance that they will be sucessfully completed by Globex.

The Company agreed to amend the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment Gold Capital i) paid off the balance of the Promissory Note to TSVLP in the amount of $1,206,449 including $66,804 of accrued interest, ii) agreed to finance any capital requirements of TSVLP after Commencement of Commercial Production, and iii) agreed to pay TSVLP $60,000 per month in minimum cash distributions during a 36 month period commencing September 1, 1998. TSVLP will not be obligated to refund such payments if its share of cash flow is insufficient to recoup same, except upon liquidation of the Project Joint Venture, in which event any balance could be recouped from liquidation distributions due TSVLP, if any. The amendment also i) gives Gold Capital the right to borrow up to 100% of TSVLP's cash flow from the Project Joint Venture (after the $60,000 per month minimum payments noted above) if required to support Gold Capitals debt service for future third party project financing, if any, with any net borrowings from TSVLP's share of cash flow due and payable within 30 days of payoff of any third party project financing, ii) increases the maximum Recoupment Amount from $6 million to $11.25 million and further provides for limited increases to the Recoupment Amount for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production (for a maximum Recoupment Amount of $12 million), and iii) provides expanded
definition of Commencement of Commercial Production.    The Company also
agreed for a period of 2 years to vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties. As of March 31, 1998, the Company has recorded a $2,160,000 receivable due from the Project Joint Venture of which $360,000 was classified as current offset by a $2,160,000 deferred credit, so in effect the entire receivable is offset by a deferred credit.

As part of its purchase price obligation in the December 31, 1993 transaction, Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until Commencement of Commercial Production. For such expenditures up to the maximum Recoupable Amount as provided in the Joint Venture Agreement, Gold Capital shall be reimbursed from a preferential portion (84%) of cash flows from the operations of the Properties, if any. Expenditures in excess of the maximum Recoupment
Amount will be considered contributions to the Project Joint Venture by Gold Capital.

3.     Condensed Financial Information of Tonkin Springs Project Joint Venture

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the preliminary condensed balance sheet of the Project Joint Venture as of March 31, 1998, and a preliminary condensed statement of operations for the three month period then ended, both as reported by Gold Capital. All costs associated with the Properties have been funded by Gold Capital.

STATEMENT OF OPERATIONS                 Three Months Ended
                                          March 31, 1998

  Property maintenance costs                 $440,043
    Net loss                                 $(440,043)


BALANCE SHEET                                 March 31, 1998
Assets:
Property, plant, equipment &
 development costs                            $14,346,611
Prepaid royalties                                 844,604
Restricted time deposit for reclamation bond    1,338,513
Deposits and other assets                          24,965
  Total assets                                $16,554,693

Liabilities, Reserves and Project Joint Venturers Interest:
Liabilities                                       $77,666
Reserve for reclamation                         1,469,900
Intercompany, Gold Capital                      9,603,042
                                               11,150,608
Venturers Interest:
 Gold Capitals interest                         2,968,907
 TSVLPs interest                                2,435,178
Total venturers interest                        5,404,085
Total liabilities, reserves and
 venturers interest                           $16,554,693

Note A. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100% basis, totals approximately $1.47 million of which TSVLP and the Company reflects $640,000 on its balance sheet related to its 40% share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, tentatively set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture. Effective November 25, 1997, Gold Capital posted a cash bond in the initial amount of $1.3 million with the required governmental agencies secured by a restricted cash time deposit for a total balance of reclamation deposits of $1,338,513.

4.     Loan Settlement Agreement with FABC

On February 21, 1992, the Company, among other related things, entered into a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation (FABC). The Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company (TSGMC) and FABC entitled Agreement To Pay Distributions, which requires TSGMC to pay a limited portion of certain distributions from TSVLP through TSGMC to FABC. The Company has complete control of such distributions, if any, from TSVLP to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC
(i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder or upon disposition by TSGMC of its interest in TSVLP.

MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993, Tonkin Springs Venture Limited Partnership (TSVLP), a partnership owned by subsidiaries of the Company, sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital. As part of its purchase price obligation Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until Commencement of Commercial Production. For such expenditures up to the maximum Recoupment Amount as provided in the Joint Venture Agreement, Gold Capital shall be reimbursed from a preferential portion (84%) of cash flows from the operations of the Properties, if any.
Expenditures in excess of the maximum Recoupment Amount will be considered contributions to the Project Joint Venture by Gold Capital. Through March 31, 1998, Gold Capital has reported that it has incurred approximately $9.6 million in Recoupment Amount expenditures.

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of
Gold Capital with a subsidiary of Globex (the Gold Capital Merger).   Globex
raised approximatley $12 million in equity related to the Gold Capital Merger, a portion of which has been or will be invested in the Tonkin Springs Project and has also arranged conditional financing for Tonkin Springs with a bank through a commitment letter for a $13 million loan along with a $10 million secured hedging line. These proposed project financings are subject to pre-conditions as well as final contractual documentation and closing and therefore, there can be no assurance that they will be sucessfully completed by Globex.
In the Gold Capital Merger the Company received an aggregate of 631,905 shares of Globex common stock in exchange for common stock ownership in Gold Capital which represents approximately 6.8 percent of Globex's outstanding common shares at March 31, 1998.

The Company agreed to amend the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment Gold Capital i) paid off the balance of the Promissory Note to TSVLP, ii) agreed to finance any capital requirements of TSVLP after Commencement of Commercial Production, and
iii) agreed to pay TSVLP $60,000 per month in minimum cash distributions during a 36 month period commencing September 1, 1998. TSVLP will not be obligated to refund such payments if its share of cash flow is insufficient to recoup same, except upon liquidation of the Project Joint Venture, in which event any balance could be recouped from liquidation distributions due TSVLP, if any. The amendment also i) gives Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project (after the $60,000 per month minimum payments noted above) if required to support Gold Capital's debt service for future third party project financing, if any, with any net borrowings from TSVLP's share of cash flow due and payable within 30 days of payoff of any third party project financing, ii) increases the maximum Recoupment Amount from $6 million to $11.25 million and further provides for limited increases to the Recoupment Amount for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production (for a maximum Recoupment Amount of $12 million), and iii) provides expanded definition of Commencement of Commercial Production. The Promissory Note and accrued interest was fully paid August 29, 1997. The Company also agreed for a period of 2 years to vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties.

Gold Capitals ability to continue to fund the Project Joint Venture and ultimately to put the project into production is dependent upon its ability to raise additional funding. In the event of certain defaults by Gold Capital under the Project Joint Venture, including failure to fund minimum holding and administrative costs for the project and minimum cash distributions to TSVLP, Gold Capital would be deemed to have forfeited its interest in the Properties and the Project Joint Venture. The Company will continue to closely monitor Gold Capital's performance under the Project Joint Venture.

Liquidity and Capital Resources

As of March 31, 1998, the Company had working capital of $718,522 made up of current assets of $743,141 and current liabilities of $24,619. During the next twelve months, the Company anticipates receipt of $360,000 in minimum distributions from the Tonkin Springs Joint Venture plus interest on its cash balances. The Company may also sell a portion of its common stock of Globex as well as possibly issue equity in public or private transactions to raise additional working capital. These items are the primary anticipated sources of working capital.

Net cash used in operations decreased slightly to $229,041 for the three months ended March 31, 1998 from $237,376 for the same period of 1997. Cash flow from investing activities decreased to $(3,530) for 1998 compared to $291,000 in 1997, primarily reflecting payoff of the principal balance and accrued interest under the Gold Capital Promissory Note in August, 1997. No cash flows from financing activities occured in 1998 nor 1997.

Results of Operations - 1998 Compared to 1997

For the three month period ended March 31, 1998, the Company recorded a loss of $238,408 compared to a loss of $173,376 in the corresponding period of 1997. During the 1997 period, $28,171 in interest income, primarily related to the Promissory Note from Gold Capital, was recorded, compared to interest income of $5,713 during the 1998 period reflecting accrued interest on cash balances.

General and Administrative expenses increased approximately $42,458 in the 1998 period compared to 1997, primarily reflecting $30,576 in cost recovery related to support of Gold Capital during 1997 with no such cost recovery during the 1998 period.

                          PART II
1.     No report required.
2.     No report required.
3.     No report required.
4.     No report required.
5.     No report required.
6.a    No report required.
6.b    No report required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  May 11, 1998            By /s/ William W. Reid
                                William W. Reid, President and\
                                Chairman of the Board

Dated:  May 11, 1998            By /s/ William F. Pass
                                William F. Pass, Vice President
                                and Chief Financial Officer