Form 10QSB
period 1998-06-30
U S GOLD CORP
filed 1998-08-12
CIK 314203

FORM 10-QSB

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
   or
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
Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class                                         Outstanding as of August 12, 1998
Common Stock, $0.10 par value                       13,927,469

U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS                                                    June 30, 1998
Current assets:
  Cash and cash equivalents                                 $127,926
  Project distributions receivable                           600,000
    Total current assets                                     727,926

Project distributions receivable                           1,560,000
Investment in Tonkin Springs Project Joint Venture         2,262,578
Marketable securities, Globex common stock at market         430,517
Other assets, net                                            116,000
                                                          $5,097,021

LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                   $52,956

Deferred credit, project distributions                     2,160,000
Reserve for reclamation                                      640,000
  Total liabilities and deferred credit                    2,852,956

Shareholders equity:
  Common stock, $.10 par value, 15,000,000
   shares authorized; 13,927,469 shares
   issued and outstanding                                  1,392,747
  Additional paid-in capital                              31,969,459
  Accumulated deficit                                    (29,558,229)
  Unrealized loss on securities
   available for sale                                     (1,559,912)
    Total shareholders equity                              2,244,065
                                                          $5,097,021

See accompanying notes to consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 1998 and 1997
(Unaudited)

                                      Three Months Ended      Six Months Ended
                                            June 30,             June 30,
                                        1998       1997       1998      1997

Interest income                       $2,704    $24,163      $8,417    $52,334

Other costs and expenses:
  General and administrative         273,726    178,864     514,777    377,457
  Depreciation and amortization        3,523      2,964       6,593      5,918
    Total expense                    277,249    181,828     521,370    383,375

Income (loss) before income taxes   (274,545)  (157,665)   (512,953)  (331,041)
Provision for income taxes                 -          -           -          -
Net income (loss)                  $(274,545) $(157,665)  $(512,953) $(331,041)

Basic and diluted per share data:
  Basic                              $(0.02)    $(0.01)    $(0.04)    $(0.02)
  Diluted                            $(0.02)    $(0.01)    $(0.04)    $(0.02)

Weighted average shares
  outstanding                     13,927,469 13,853,851 13,927,469 13,853,929

U.S. GOLD CORPORATION
SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
Six Months Ended June 30, 1998 and 1997
(unaudited)

                                               June 30, 1998    June 30, 1997
Net loss                                         $(512,953)       $(310,214)

Comprehensive item- unrealized loss
 on securities available for sale               (1,159,912)               -

Comprehensive loss                             $(1,672,865)       $(310,214)

See accompanying notes to consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1998 and 1997
(unaudited)


                                              June 30, 1998      June 30, 1997
Cash flows from operating activities:
  Interest received                               $8,417                  $-
  Cash paid to suppliers and employees          (491,657)           (417,623)
Cash used in operating activities               (483,240)           (417,623)

Cash flows from investing activities:
  Cash received from sale of Tonkin
   Springs interest                                    -             311,431
  Cash received for accrued interest on note           -             129,569
  Capital expenditures                            (4,833)                  -
Cash provided by (used in) investing
  activities                                      (4,833)            441,000

Cash flows from financing activities:
Cash provided by financing activities                  -                   -

Increase (decrease) in cash and
 cash equivalents                               (488,073)             23,377
Cash and cash equivalents,
beginning of period                              615,999               5,459
Cash and cash equivalents,
end of period                                   $127,926             $28,836

Reconciliation of net income to cash used in operating activities:
  Net income (loss)                            $(512,953)          $(331,041)
  Items not requiring (providing) cash:
    Interest income                                    -             (51,934)
    Depreciation and amortization                  6,593               5,918
   (Increase) decrease in other current assets
     related to operations                             -              (8,826)
    Increase (decrease) in current liabilities
     related to operations                        43,303              29,953
    Decrease (increase) in other assets,
     long term                                   (20,183)            (61,693)
Cash used in operating activities              $(483,240)          $(417,623)

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

Basic per share data includes no dilution and is computed by dividing income or
(loss) available to common shareholders by the weighted-average number of shares outstanding during the period (13,927,469 for 1998 and 13,853,929 for 1997). Diluted per share data reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 1998 and 1997, options are not considered in the computation of diluted per share data as their inclusion would be antidilutive.

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

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of
Gold Capital with a subsidiary of Globex (the Gold Capital Merger).   With this
merger, Globex through its wholly-owned subsidiary Gold Capital, assumed responsibilities and obligations for the Project Joint Venture under the various Gold Capital agreements with the Company and TSVLP. With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for its common stock ownership in Gold Capital which as of June 30, 1998 represented approximately 5.4 percent of outstanding common shares of Globex.

The Company recognized the gain from the sale of the 60% interest in the Tonkin Springs Properties to Gold Capital using the installment method of accounting. For 1996, 24.5% ($1,165,418) of the gain was recognized representing the balance of the gain related to the Promissory Note. At August 29, 1997, there was $1,789,100 in deferred gain remaining which was associated with the Gold Capital common stock received in exchange for Gold Capital Preferred Stock. With the Gold Capital Merger this deferred gain was eliminated as non-realizable as provided under the installment method of accounting since the value in Globex common stock was less than the Companys carrying value in Gold Capital common stock.

Globex raised approximatley $12 million in equity related to the Gold Capital Merger, a portion of which has been or will be invested in the Project Joint Venture and has also arranged conditional financing for the Project Joint Venture with a bank through a reported commitment letter for a $13 million loan along with a $10 million secured hedging line. The Company understands these proposed project financings are subject to pre-conditions as well as final contractual documentation and closing and therefore, there can be no assurance that they will be sucessfully completed by Globex.

The Company agreed to amend the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment Gold Capital i) paid off the balance of the Promissory Note to TSVLP in the amount of $1,206,449 including $66,804 of accrued interest, ii) agreed to finance any capital requirements of TSVLP after Commencement of Commercial Production, and iii) agreed to pay TSVLP $60,000 per month in minimum cash distributions during a 36 month period commencing September 1, 1998. TSVLP will not be obligated to refund such payments if its share of cash flow is insufficient to recoup same, except upon liquidation of the Project Joint Venture, in which event any balance could be recouped from liquidation distributions due TSVLP, if any. The amendment also i) gives Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project Joint Venture (after the $60,000 per month minimum payments noted above) if required to support Gold Capitals debt service for future third party project financing, if any, with any net borrowings from TSVLPs share of cash flow due and payable within 30 days of payoff of any third party project financing, ii) increases the maximum Recoupment Amount from $6 million to $11.25 million and further provides for limited increases to the Recoupment Amount for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production (for a maximum Recoupment Amount of $12 million), and iii) provides expanded
definition of Commencement of Commercial Production.    The Company also agreed
for a period of 2 years to vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties. As of June 30, 1998, the Company has recorded a $2,160,000 receivable due from the Project Joint Venture of which $600,000 was classified as current offset by a $2,160,000 deferred credit, so in effect the entire receivable is offset by a deferred credit.

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

3. Condensed Financial Information of Tonkin Springs Project Joint Venture, unaudited

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the preliminary condensed balance sheet of the Project Joint Venture as of June 30, 1998, and a preliminary condensed statement of operations for the six month period then ended, both as reported by Gold Capital. All costs associated with the Properties have been funded by Gold Capital.

STATEMENT OF OPERATIONS                  Six Months Ended June 30, 1998
Property maintenance costs, net                   $950,751
  Net loss                                       $(950,751)


BALANCE SHEET                                  June 30, 1998
Assets:
Property, plant, equipment &
 development costs                             $14,364,487
Prepaid royalties                                  844,604
Restricted time deposit for reclamation bond     1,339,448
Deposits and other assets                           10,043
  Total assets                                 $16,558,582

Liabilities, Reserves and Project Joint Venturers Interest:
Liabilities                                        $61,015
Reserve for reclamation                          1,469,900
Intercompany, Gold Capital                      10,153,208

Venturers Interest:
 Gold Capitals interest                          2,439,281
 TSVLPs interest                                 2,435,178
Total venturers interest                         4,874,459
Total liabilities, reserves and
  venturers interest                           $16,558,582

Note A. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100% basis, totals approximately $1.47 million of which TSVLP and the Company reflects $640,000 on its balance sheet related to its 40% share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, tentatively set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture. Effective November 25, 1997, Gold Capital posted a cash bond in the initial amount of $1.3 million with the required governmental agencies secured by a restricted cash time deposit for a total balance of reclamation deposits of $1,339,448.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993, Tonkin Springs Venture Limited Partnership (TSVLP), a partnership owned by subsidiaries of the Company, sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital. As part of its purchase price obligation Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until Commencement of Commercial Production. For such expenditures up to the maximum Recoupment Amount as provided in the Joint Venture Agreement, Gold Capital shall be reimbursed from a preferential portion (84%) of cash flows from the operations of the Properties, if any. Expenditures in excess of the maximum Recoupment Amount will be considered contributions to the Project Joint Venture by Gold Capital. Through June 30, 1998, Gold
Capital has reported that it has incurred approximately $10.2 million in Recoupment Amount expenditures.

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of
Gold Capital with a subsidiary of Globex (the Gold Capital Merger).   Globex
raised approximatley $12 million in equity related to the Gold Capital Merger, a portion of which has been or will be invested in the Tonkin Springs Project and has also arranged conditional financing for Tonkin Springs with a bank through a reported commitment letter for a $13 million loan along with a $10 million secured hedging line. The Company understands these proposed project financings are subject to pre-conditions as well as final contractual documentation and closing and therefore, there can be no assurance that they will be sucessfully completed by Globex. In the Gold Capital Merger the Company received an aggregate of 631,905 shares of Globex common stock in exchange for common stock ownership in Gold Capital which represents approximately 5.4 percent of Globex's outstanding common shares at June 30, 1998.

The Company agreed to amend the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment Gold Capital i) paid off the balance of the Promissory Note to TSVLP, ii) agreed to finance any capital requirements of TSVLP after Commencement of Commercial Production, and
iii) agreed to pay TSVLP $60,000 per month in minimum cash distributions during a 36 month period commencing September 1, 1998. TSVLP will not be obligated to refund such payments if its share of cash flow is insufficient to recoup same, except upon liquidation of the Project Joint Venture, in which event any balance could be recouped from liquidation distributions due TSVLP, if any. The amendment also i) gives Gold Capital the right to borrow up to 100% of TSVLPs cash flow from the Project (after the $60,000 per month minimum payments noted above) if required to support Gold Capitals debt service for future third party project financing, if any, with any net borrowings from TSVLPs share of cash flow due and payable within 30 days of payoff of any third party project financing, ii) increases the maximum Recoupment Amount from $6 million to $11.25 million and further provides for limited increases to the Recoupment Amount for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production (for a maximum Recoupment Amount of $12 million), and iii) provides expanded definition of Commencement of Commercial Production. The Promissory Note and accrued interest was fully paid August 29, 1997. The Company also agreed for a period of 2 years to vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties.

Gold Capitals ability to continue to fund operations of the Project Joint Venture and ultimately to put the project into production is dependent upon its ability to raise additional funding. Globex has informed the Company that they have not yet finalized the previously announced project financing package for Tonkin Springs but that process is continuing, and that Globex is seeking alternatives for interim funding, for which there can be no assurance of success, to allow it to fund Gold Capitals obligations under the Project Joint Venture. In the event of certain defaults by Gold Capital under the Project Joint Venture, including failure to fund minimum holding and administrative costs for the project and minimum cash distributions to TSVLP, Gold Capital would be deemed to have forfeited its interest in the Properties and the Project Joint Venture. The Company will continue to closely monitor Gold Capitals performance under the Project Joint Venture.

Liquidity and Capital Resources

As of June 30, 1998, the Company had working capital of $674,970 made up of current assets of $727,926 and current liabilities of $52,956. During the next twelve months, the Company anticipates receipt of $600,000 in minimum distributions from the Tonkin Springs Joint Venture plus interest on its cash balances. The Company may also issue equity in public or private transactions or enter into loan transactions to raise additional working capital. In addition, the Company is exploring various business transactions, including but not limited to, potential mergers or acquisitions. The Company may also sell a portion or all of its common stock in Globex. These items are the primary anticipated sources of working capital.

Net cash used in operations increased to $483,240 for the six months ended June 30, 1998 from $417,623 for the same period of 1997. Cash flow from investing activities decreased to $(4,833) for 1998 compared to $441,000 in 1997, primarily reflecting payoff of the principal balance and accrued interest under the Gold Capital Promissory Note in August, 1997. No cash flows from financing activities occured in 1998 nor 1997.

Results of Operations - 1998 Compared to 1997

For the six month period ended June 30, 1998, the Company recorded a loss of $512,953 compared to a loss of $331,041 in the corresponding period of 1997. During the 1997 period, $52,334 in interest income, primarily related to the Promissory Note from Gold Capital, was recorded, compared to interest income of $8,417 during the 1998 period reflecting accrued interest on invested cash balances. General and Administrative expenses increased approximately $137,320 in the 1998 period compared to 1997, primarily reflecting $47,355 in cost recovery related to support of Gold Capital during 1997 with no such cost recovery during the 1998 period, and costs in the 1998 period of approximatley $47,000 associated with the annual meeting of shareholders held June 10, 1998.

Other

The Company has addressed Year 2000 Issues as relates to the computing systems, software and programs for which the Company relies to determine which are year 2000 compliant. The Company has concluded that such systems, software and programs which are not 2000 compliant will be replaced prior to January 1, 2000 at an estimated cost of approximately $30,000.

                                   PART II

1.  No report required.
2.  No report required.
3.  No report required.

4. The Corporation held an annual meeting of shareholders on June 10, 1998 which meeting was continued until July 21, 1998. The following directors were elected to hold office until the next meeting of shareholders and thereafter until a successor is elected and has qualified: William W. Reid, John W. Goth, David C. Reid, and Douglas J. Newby. These four individuals represent the entire board of directors.

    At the annual meeting the shareholders also considered a proposal to approve an amendment to the Corporations Articles of Incorporation to increase the number of authorized shares from 15,000,000 shares to 25,000,000 shares. Amendment to the Articles of Incorporation requires approval of holders of two-thirds of the outstanding shares of Common Stock or approximately 9,285,026 shares. The proposal was not approved with 7,010,441 shares in favor, 5,994,439 shares against, and 76,706 shares abstaining to vote.

    Following the consideration the above proposal, a motion was made from the floor and duly seconded to amend the Corporations Articles of Incorporation to increase the number of authorized shares from 15,000,000 shares to 18,000,000 shares. This proposal was approved with 12,314,985 shares in favor with no shares voted against and no shares abstaining to vote.

5. Proposals of shareholders for presentation at the next annual meeting of shareholders. The Company anticipates that the next Annual Meeting of Shareholders will be held in June of 1999. Any Shareholder of record of the Company who desires to submit a proper proposal for inclusion in the proxy material related to the next Annual Meeting of Shareholders must do so in writing and it must be received at the Companys principal executive offices on or before December 31, 1998. If a Shareholder intends to submit a proposal at the meeting that is not included in the Companys proxy statement, and the Shareholder fails to notify the Company prior to March 8, 1999 of such proposal, then the proxies appointed by the Companys Management would be allowed to use their discretionary voting authority when the proposal is raised at the Annual Meeting, without any discussion of the matter in the proxy statement. The proponent must be a record or beneficial owner entitled to vote on such proposal at the next Annual Meeting and must continue to own such security entitling such right to vote through the date on which the meeting is held.

6.a No report required.
6.b No report required.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  August 12, 1998  By William W. Reid
                         William W. Reid, President and Chairman
                         of the Board

Dated:  August 12, 1998  By /s/ William F. Pass
                         William F. Pass, Vice President and Chief
                         Financial Officer