Form 10QSB
period 1998-09-30
U S GOLD CORP
filed 1998-11-04
CIK 314203

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
       Class                    Outstanding as of November 4, 1998
Common Stock, $0.10 par value            13,927,469


                    U.S. GOLD CORPORATION
                 CONSOLIDATED BALANCE SHEET
                        (Unaudited)

ASSETS                                             September 30, 1998
Current assets:
  Cash and cash equivalents                                $7,276
  Project distributions receivable                        720,000
    Total current assets                                  727,276

Project distributions receivable                        1,380,000
Investment in Tonkin Springs Project Joint Venture      2,262,578
Marketable securities, Globex common stock at market      185,628
Other assets, net                                         111,071
                                                       $4,666,553

LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                $86,980

Deferred credit, project distributions                  2,100,000
Reserve for reclamation                                   640,000
  Total liabilities and deferred credit                 2,826,980
Shareholders equity:
  Common stock, $.10 par value, 15,000,000
   shares authorized; 13,927,469 shares issued
   and outstanding                                      1,392,747
  Additional paid-in capital                           31,969,459
  Accumulated deficit                                 (29,717,832)
  Unrealized loss on securities available
   for sale                                            (1,804,801)
    Total shareholders equity                           1,839,573
                                                       $4,666,553

  See accompanying notes to consolidated financial statements.

                   U.S. GOLD CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
       Three and Nine Months Ended September 30, 1998 and 1997
                            (Unaudited)


                         Three Months Ended        Nine Months Ended
                           September 30,             September 30,
                           1998       1997           1998         1997

Project distributions        $60,000         $-     $60,000          $-
Interest income                  489     17,812       8,906      70,046
                              60,489     17,812      68,906      70,046

Other costs and expenses:
 General and administrative  216,341    622,900     731,118   1,000,357
 Depreciation and
  amortization                 3,751      8,110      10,344      14,028
   Total expense             220,092    631,010     741,462   1,014,385

Loss before income taxes    (159,603)  (613,198)   (672,556)  (944,339)
Provision for income taxes         -          -           -          -

Net loss                   $(159,603) $(613,198)  $(672,556) $(944,339)
Basic and diluted per
share data:
  Basic                      $(0.01)    $(0.04)     $(0.05)   $(0.07)
  Diluted                    $(0.01)    $(0.04)     $(0.05)   $(0.07)

Weighted average shares
 outstanding              13,927,469  13,853,767  13,927,469 13,853,872

                       U.S. GOLD CORPORATION
   SUPPLEMENTAL CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            Nine Months Ended September 30, 1998 and 1997
                              (unaudited)

                                            September 30,
                                          1998           1997
Net loss                                $(672,556)     $(944,339)

Comprehensive item- unrealized
 loss on securities available
 for sale                               (1,804,801)            -

Comprehensive loss                      $(2,477,357)   $(944,339)

See accompanying notes to consolidated financial statements.

                     U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 1998 and 1997
                           (unaudited)

                                       September 30,        September 30,
                                           1998                 1997
Cash flows from operating activities:
  Interest received                          $8,906             $69,619
  Project distributions                      60,000                   -
  Cash paid to suppliers and
   employees                               (672,211)         (1,052,955)
Cash used in operating activities          (603,305)           (983,336)

Cash flows from investing activities:
  Cash received from sale of Tonkin
   Springs interest                               -           1,501,076
  Cash received for accrued interest
   on note                                        -             129,569
  Capital expenditures                       (5,418)             (3,775)
Cash provided by (used in)
  investing activities                       (5,418)          1,626,870

Cash flows from financing activities:
Cash provided by financing activities             -                   -

Increase (decrease) in cash and
 cash equivalents                          (608,723)            643,534
Cash and cash equivalents,
beginning of period                         615,999               5,459
Cash and cash equivalents,
 end of period                               $7,276            $648,993

Reconciliation of net income to cash
 used in operating activities:
  Net income (loss)                       $(672,556)          $(944,339)
  Items not requiring (providing) cash:
    Depreciation and amortization            10,344              14,028
   (Increase) decrease in other current
    assets related to operations                  -              15,464
    Increase (decrease) in current
     liabilities related to operations       77,327             (98,642)
    Decrease (increase) in other assets,
     long term                              (18,420)             30,153
Cash used in operating activities         $(603,305)          $(983,336)

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

Basic per share data includes no dilution and is computed by dividing income or (loss) available to common shareholders by the weighted-average number of shares outstanding during the period (13,927,469 for 1998 and 13,853,872 for 1997). Diluted per share data reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of September 30, 1998 and 1997, options are not considered in the computation of diluted per share data as their inclusion would be antidilutive.

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

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of
Gold Capital with a subsidiary of Globex (the Gold Capital Merger).   With
this merger, Globex through its wholly-owned subsidiary Gold Capital, assumed responsibilities and obligations for the Project Joint Venture under the various Gold Capital agreements with the Company and TSVLP. With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for its common stock ownership in Gold Capital which as of September 30, 1998 represented approximately 5.4 percent of outstanding common shares of Globex.

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

The Company agreed to amend the Project Joint Venture Agreement effective upon the Gold Capital Merger. Under the terms of the amendment Gold Capital
i) paid off the balance of the Promissory Note to TSVLP in the amount of $1,206,449 including $66,804 of accrued interest, ii) agreed to finance any capital requirements of TSVLP after Commencement of Commercial Production, and iii) agreed to pay TSVLP $60,000 per month in minimum cash distributions during a 36 month period commencing September 1, 1998. TSVLP will not be obligated to refund such payments if its share of cash flow is insufficient to recoup same, except upon liquidation of the Project Joint Venture, in which event any balance could be recouped from liquidation distributions due TSVLP, if any. The amendment also i) gives Gold Capital the right to borrow up to 100% of TSVLP's cash flow from the Project Joint Venture (after the $60,000 per month minimum payments noted above) if required to support Gold Capitals debt service for future third party project financing, if any, with any net borrowings from TSVLPs share of cash flow due and payable within 30 days of payoff of any third party project financing, ii) increases the maximum Recoupment Amount from $6 million to $11.25 million and further provides for limited increases to the Recoupment Amount for additional exploration costs in excess of $750,000 but not more than $1,500,000 prior to Commencement of Commercial Production (for a maximum Recoupment Amount of $12  million), and iii) provides expanded definition of Commencement of
Commercial Production.    The Company also agreed for a period of 2 years to
vote its Globex shares as directed by Globex and to give Globex a first right of refusual on sales of Globex stock to third parties. As of September 30, 1998, the Company has recorded a $2,100,000 receivable due from the Project Joint Venture of which $720,000 was classified as current offset by a $2,100,000 deferred credit, so in effect the entire receivable is offset by a deferred credit.

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

3. Condensed Financial Information of Tonkin Springs Project Joint Venture, unaudited

As noted in Footnote 2 above, effective December 31, 1993, TSVLP sold a 60 percent undivided interest in the Properties to Gold Capital and the parties each made their respective interest in the Properties subject to the Project Joint Venture. Gold Capital is manager of the Properties under the Project Joint Venture. The following is the preliminary balance sheet of the Project Joint Venture as of September 30, 1998, and a preliminary condensed statement of operations for the nine month period then ended, both as reported by Gold Capital. All costs associated with the Properties have been funded by Gold Capital.

STATEMENT OF OPERATIONS       Nine Months Ended September 30, 1998

Property maintenance costs, net          $1,400,038
  Net loss                              $(1,400,038)


BALANCE SHEET                       September 30, 1998
Assets:
Property, plant, equipment &
 development costs                      $14,357,364
Prepaid royalties                           844,604
Restricted time deposit for
  reclamation bond                        1,375,680
Deposits and other assets                     8,824
  Total assets                          $16,586,472

Liabilities, Reserves and Project Joint Venturers Interest:
Liabilities                                $222,143
Reserve for reclamation                   1,469,900
Intercompany, Gold Capital               10,470,483
                                         12,162,526

Venturers Interest:
 Gold Capitals interest                   1,988,768
 TSVLPs interest                          2,435,178
Total venturers interest                  4,423,946
Total liabilities, reserves and
venturers interest                      $16,586,472

Note A. TSVLP and Gold Capital are jointly responsible for reclamation of disturbance of the Properties, proportionate to their respective interest in the Project Joint Venture. The current estimate of reclamation cost, on a 100% basis, totals approximately $1.47 million of which TSVLP and the Company reflects $640,000 on its balance sheet related to its 40% share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, tentatively set at $1.3 million, is the responsibility of Gold Capital under the terms of the Project Joint Venture. Effective November 25, 1997, Gold Capital posted a cash bond in the initial amount of $1.3 million with the required governmental agencies secured by a restricted cash time deposit for a total balance of reclamation deposits of $1,375,680.

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


MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

On December 31, 1993, Tonkin Springs Venture Limited Partnership (TSVLP), a partnership owned by subsidiaries of the Company, sold a 60 percent undivided interest in the Tonkin Springs Properties and Obligations (the Properties) to Gold Capital. As part of its purchase price obligation Gold Capital is required to fund 100% of the holding, development and administrative costs relating to the Properties until Commencement of Commercial Production. For such expenditures up to the maximum Recoupment Amount as provided in the Joint Venture Agreement, Gold Capital shall be reimbursed from a preferential portion (84%) of cash flows from the operations of the Properties, if any.
Expenditures in excess of the maximum Recoupment Amount will be considered contributions to the Project Joint Venture by Gold Capital. Through September 30, 1998, Gold Capital has reported that it has incurred approximately $10.5 million in Recoupment Amount expenditures.

Effective August 29, 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of
Gold Capital with a subsidiary of Globex (the Gold Capital Merger).   Globex
raised approximatley $12 million in equity related to the Gold Capital Merger, a portion of which has been or will be invested in the Tonkin Springs Project and has also arranged conditional financing for Tonkin Springs with a bank through a reported commitment letter for a $13 million loan along with a $10 million secured hedging line. The Company understands these proposed project financings are subject to pre-conditions as well as final contractual documentation and closing and therefore, there can be no assurance that they will be sucessfully completed by Globex. In the Gold Capital Merger the Company received an aggregate of 631,905 shares of Globex common stock in exchange for common stock ownership in Gold Capital which represents approximately 5.4 percent of Globex's outstanding common shares at September 30, 1998.

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

Gold Capitals ability to continue to fund operations of the Project Joint Venture and ultimately to put the project into production is dependent upon its ability to raise additional funding. Globex has informed the Company that they have not yet finalized the previously announced project financing package for Tonkin Springs but that process is continuing, and that Globex is seeking alternatives for interim funding, for which there can be no assurance of success, to allow it to fund Gold Capitals obligations under the Project Joint Venture. Alternatively, Globex could seek to sell its interest in the Project Joint Venture or Gold Capital to a third party. In the event of certain defaults by Gold Capital under the Project Joint Venture, including failure to fund minimum holding and administrative costs for the project and minimum cash distributions to TSVLP, Gold Capital would be deemed to have forfeited its interest in the Properties and the Project Joint Venture. The Company will continue to closely monitor Gold Capital's performance under the Project Joint Venture.

Liquidity and Capital Resources

As of September 30, 1998, the Company had working capital of $640,296 made up of current assets of $727,276 and current liabilities of $86,980. During the next twelve months, the Company anticipates receipt of $720,000 in minimum distributions from the Tonkin Springs Joint Venture. The Company may also issue equity in public or private transactions or enter into loan transactions to raise additional working capital. In addition, the Company is exploring various business transactions including, but not limited to, potential mergers or acquisitions. The Company may also sell a portion or all of its common stock in Globex. These items are the primary anticipated sources of working capital.

Net cash used in operations decreased to $603,305 for the nine months ended September 30, 1998 from $983,336 for the same period of 1997. Cash flow from investing activities decreased to $(5,418) for 1998 compared to $1,626,870 in 1997, primarily reflecting payoff of the principal balance and accrued interest under the Gold Capital Promissory Note in August, 1997. No cash flows from financing activities occured in 1998 nor 1997.

Results of Operations - 1998 Compared to 1997

For the nine month period ended September 30, 1998, the Company recorded a loss of $672,556 compared to a loss of $944,339 in the corresponding period of 1997. During the 1997 period, $70,046 in interest income, primarily related to the Promissory Note from Gold Capital, was recorded, compared to interest income of$8,906 during the 1998 period reflecting accrued interest on invested cash balances. General and Administrative expenses decreased approximately $269,239 in the 1998 period compared to 1997, primarily reflecting lower employee compensation expense offset in part by approximately $72,000 in cost recovery related to support of Gold Capital during 1997 with no such cost recovery during the 1998 period, and costs in the 1998 period of approximatley $47,000 associated with the annual meeting of shareholders held June 10, 1998.

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

5. On September 25, 1998, the common stock of the Company became eligible for trading on the OTC Bulletin Board following the delisting of the Companys stock from The Nasdaq SmallCap Market effective with the close of business September 24, 1998. This event followed the decision by Nasdaqs Listing Qualifications Panel regarding the Companys appeal for a temporary exemption from the new rule change that requires a minimum $1.00 bid price for continued listing on The Nasdaq Small-Cap Market.

6.a  No report required.
6.b  No report required.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated:  November 4, 1998     By /s/ William W. Reid
                             William W. Reid, President and Chairman
                             of the Board

Dated:  November 4, 1998     By /s/ William F. Pass
                             William F. Pass, Vice President and Chief
                             Financial Officer