Form 10KSB
period 1998-12-31
U S GOLD CORP
filed 1999-03-30
CIK 314203

March 30, 1999

Securities and Exchange Commission
Branch of Edgar Operations-Filers Support
6432 General Green Way
Alexandria, VA 22312

              Re:  U.S. Gold Corporation Form 10-KSB
                   File No. 0-9137

Gentlemen and Ladies:

U.S. Gold Corporation (the Company) hereby files its Form 10-KSB for the year ended December 31, 1998, by Edgar submission.

Very truly yours,


/s/ William F. Pass
William F. Pass
Vice President and Chief Financial Officer

enclosures