Form 10QSB
period 1999-03-31
U S GOLD CORP
filed 1999-05-11
CIK 314203

FORM 10-QSB

                U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended    March 31, 1999
                             or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE EXCHANGE ACT

         For the transition period from   to

      Commission file number  0-9137

                   U.S. GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

       COLORADO                                  84-0796160
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

                  2201 Kipling Street, Suite 100
                  Lakewood, Colorado 80215-1545
             (Address of principal executive offices)

                        (303) 238-1438
                  (Issuers telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X    No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
            Class                   Outstanding as of May 10, 1999
Common Stock, $0.10 par value                 13,927,469


                        U.S. GOLD CORPORATION
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)

ASSETS                                         March 31, 1999
Current assets:
 Cash and cash equivalents                       $12,923
 Project payments receivable                     540,000
  Total current assets                           552,923

Project payments receivable                      945,000
Investment in Tonkin Springs LLC               2,262,578
Marketable securities, Globex
 common stock at market                           52,659
Other assets, net                                 80,950
                                              $3,894,110

LIABILITIES, DEFERRED CREDIT AND
SHAREHOLDERS EQUITY
Current liabilities:
 Accounts payable and accrued liabilities        $68,943
 Installment purchase contracts                    9,994
 Related party payables                          114,573
                                                 193,510

Installment purchase contracts, long term         41,078
Deferred credit, project payments              1,485,000
Reserve for reclamation                          640,000
Total liabilities and deferred credit          2,359,588

Shareholders equity:
 Common stock, $.10 par value, 18,000,000
  shares authorized; 13,927,469 shares
  issued and outstanding                       1,392,747
 Additional paid-in capital                   31,969,459
 Accumulated deficit                         (31,827,684)
   Total shareholders equity                   1,543,522
                                              $3,894,110

See accompanying notes to consolidated financial statements.


                         U.S. GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months Ended March 31, 1999 and 1998
                           (Unaudited)
                                    March 31, 1999    March 31, 1998
Project payments                     $235,000                $-
Interest income                            26             5,713
Loss on disposition of assets          (7,092)                -
                                      227,834             5,713
Costs and expenses:
 General and administrative           215,833           241,051
 Depreciation, depletion and
  amortization                          4,237             3,070
   Total expense                      220,070           244,121

Income (loss) before income taxes       7,764          (238,408)
Provision for income taxes                  -                 -
Net income (loss)                      $7,764         $(238,408)

Basic and diluted per share data:
 Basic                                 $0.00            $(0.02)
 Diluted                               $0.00            $(0.02)

Weighted average shares outstanding  13,927,469       13,927,469

                      U.S. GOLD CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three Months Ended March 31, 1999 and 1998
                           (unaudited)
                                    March 31, 1999     March 31, 1998

Net income (loss)                       $7,764           $(238,408)

Comprehensive item- unrealized
 loss on securities available for sale       -          (1,143,676)

Comprehensive income (loss)             $7,764         $(1,382,084)

   See accompanying notes to consolidated financial statements.


                       U.S. GOLD CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended March 31, 1999 and 1998
                            (unaudited)

                                    March 31, 1999   March 31, 1998

Cash flows from operating activities:
 Interest received                           $26           $5,713
 Project payments                        235,000                -
 Cash paid to suppliers and employees   (232,358)        (235,041)
Cash provided by (used in)
  operating activities                     3,668         (229,328)

Cash flows from investing activities:
 Sale of marketable securities            10,485                -
 Capital expenditures                     (1,193)          (3,530)
Cash provided by (used in)
 investing activities                      9,292           (3,530)

Cash flows from financing activities:
 Payments on installment purchase
  contracts                               (1,991)               -
Cash provided by (used in)
 financing activities                     (1,991)               -

Increase (decrease) in cash
 and cash equivalents                     10,969         (232,858)

Cash and cash equivalents,
 beginning of period                       1,954          615,999
Cash and cash equivalents,
 end of period                           $12,923         $383,141

Reconciliation of net income to cash used in operating activities:

 Net income (loss)                        $7,764        $(238,408)
 Items not requiring (providing) cash:
  Loss on disposition of assets            7,778                -
  Depreciation and amortization            4,237            3,070
 Increase (decrease) in current
  liabilities related to operations       (6,224)          14,966
 Decrease (increase) in other assets,
   long term                              (9,887)          (8,956)

Cash provided by (used in) operating
 activities                               $3,668        $(229,328)

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

Basic per share data includes no dilution and is computed by dividing income or
(loss) available to common shareholders by the weighted-average number of shares outstanding during the period (13,927,469 for 1999 and for 1998). Diluted per share data reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the three months ended March 31, 1999 and 1998, options are not considered in the computation of diluted per share data since options outstanding in the 1999 period were priced above the average share price and inclusion of options for the 1998 period would be antidilutive.

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

2.  Tonkin Springs Project

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the Properties) subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended ( the 1993 Agreement) with Gold Capital Corporation (Gold Capital) being the holder of 60 percent undivided interest and project manager. In August 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of Gold Capital with a subsidiary of Globex (the Gold Capital Merger). With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for shares of Gold Capital. During the three months ended March 31, 1999, the Company sold 100,000 shares of Globex for aggregate $10,485 recognizing a gain on the sale of $586.

Effective February 26, 1999 (the Effective Date) TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40 percent and 60 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation (TSHI) which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation (Sudbury) (SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle) (AME:NYSE). TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC (TSLLC) in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The deemed amount of the Initial Contribution of TSVLP to TSLLC is $2 million and for TSHI the Initial Contribution to TSLLC is $3 million. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineral resources in the Properties.

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on exploration of the Properties (the Cut-Off Date). All expenditures funded by TSHI prior to the Cut-Off Date shall be added to TSHIs Recoupable Amount which has as its opening balance the sum of $5,625,000, which represented approximately one-half of the recoupment account balance of Gold
Capital under the 1993 Agreement as of the Effective Date.   If TSHI should
withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to
TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for exploration of the Properties in the amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior to the date of TSHIs
withdrawal or deemed withdrawal.   TSVLP and TSHI (the Members) have designated
Tonkin Springs Management Co., a Colorado corporation (TSMC, and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI commenced making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). During the three months ended March 31, 1999, the Company received $235,000 in Minimum Payments to TSVLP which are reflected in revenue. One half of Minimum Payments to TSVLP will be added to TSHIs Recoupable Amount as discussed further below.
As of March 31, 1999, there remains recorded a $1,475,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP, of which $540,000 is classified as a current asset, offset by a $1,475,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

The Operating Agreement of the TSLLC defines Commencement of Commercial Production (CCP). After CCP 60 percent of positive cash flow from the operations of the Properties (Cash Flow), if any, shall be distributed to TSHI until TSHI has recovered its Recoupment Amount, and the remaining 40 percent of Cash Flow shall be distributed to the Members based upon their respective ownership interest on a calendar quarter basis. After TSHI has recovered the Recoupment Amount, 100 percent of Cash Flow shall be distributed to the Members in proportion to the Members ownership interest. Therefore, initially during the period in which TSHI is thus receiving preferential payments, TSVLP shall receive 16 percent of Cash Flow from operations. Cash Flow otherwise due TSVLP shall first be applied to reduce any Elected Loans outstanding from TSHI, as discussed further below.

On the last day in the calendar month in which CCP is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. Either party may elect to contribute a lesser amount or none towards its share of an adopted program and budget. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the "Elected Loan") with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon (the Default Amount) shall be incorporated into the computation of dilution of TSVLPs working interest under a formula.
If the ownership interest of any Member falls to 10 percent or less as a result of the dilution formula, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

3.  Condensed Financial Information of Tonkin Springs LLC, unaudited

As noted in Footnote 2 above, effective February 26, 1999, the Companys interest in the Tonkin Springs Properties were contributed into the TSLLC with TSMC as manager. The condensed balance sheet of TSLLC as of March 31, 1999, and a condensed statement of operations for the three months then ended were not available as of the date of filing this report.

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

5.  Related Party Transactions

Effective November 15, 1997 through February, 1999, the Company and Moyes & Newby & Co, (Moyes Newby) entered into a month-to-month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month plus reimbursement of reasonable out of pocket expenses of which $7,000 remained unpaid as of March 31, 1999. Douglas
J. Newby, a director of the Company, is managing partner of Moyes Newby.

Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of March 31, 1999, the total amount of such voluntary deferral was $69,761. The Company also has not paid certain salaries (at the voluntarily reduced rates) to the three executive officers of the Company in the aggregate of $29,812, as of March 31, 1999. During the fourth quarter of 1998 and first quarter of 1999, the three executive officers of the Company made personal cash loans to the Company to allow the Company in pay critical obligations to third parties in the aggregate amount of $28,579, which amounts were fully repaid to those executives as of March 31, 1999. In addition, certain of the director fees accrued for the last half of 1998 and first quarter of 1999 in the amount of $15,000 remain unpaid as of March 31, 1999. All of these amounts are reflected as liabilities of the Company as of March 31, 1999.

     MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the Properties) subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended ( the 1993 Agreement) with Gold Capital Corporation (Gold Capital) which is a subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX).

Effective February 26, 1999 (the Effective Date) TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40 percent and 60 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation (TSHI) which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation (Sudbury) (SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle) (AME:NYSE). TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC (TSLLC) in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineral resources in the Properties.

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first
expended $4 million on exploration of the Properties (the Cut-Off Date).   After
the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the Elected Loan) with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans shall be incorporated into the
computation of dilution of TSVLPs working interest under a formula.   If the
ownership interest of any Member falls to 10 percent or less as a result of the forgoing calculation, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties. After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI commenced making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). During the three months ended March 31, 1999, the Company received $235,000 in Minimum Payments to TSVLP which are reflected in revenue. One half of Minimum Payments to TSVLP will be added to TSHIs Recoupable Amount as discussed further below.
As of March 31, 1999, there remains recorded a $1,475,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP of which $540,000 is classified as a current asset offset by a $1,475,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

During the three months ended March 31, 1999, the Company sold 100,000 shares of Globex for aggregate $10,485 recognizing a gain on the sale of $586.

The Operating Agreement of the TSLLC defines Commencement of Commercial
Production (CCP).   On the last day in the calendar month in which CCP is
achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

As of March 31, 1999, the Company had working capital of $359,383 made up of current assets of $552,923 and current liabilities of $193,510. During the next twelve months the Company anticipates receipt of $540,000 in Minimum Payments to TSVLP from the TSLLC. The Company may also sell a portion of its common stock of Globex as well as possibly issue equity in public or private transactions to raise additional working capital. These items are the primary source of working capital presently anticipated during 1999.

Net cash provided by operations increased to $3,668 for the three months ended March 31, 1999 from ($229,328) for the corresponding period of 1998, primarily reflecting the $235,000 in Minimum Payments to TSVLP during the 1999 period as well as lower cash paid to suppliers and employees. Cash flow from investing activities increased to $9,292 in 1999 from ($3,530) during the 1998 period, primarily reflecting the sale of marketable securities in the 1999 period. Cash flows from financing activities decreased from none for 1998 to ($1,991) for 1999.

Results of Operations: 1999 Compared to 1998

For the three month period ended March 31, 1999, the Company recorded a net income of $7,764 compared to a loss of $238,408 in the corresponding period of 1998. During the 1999 period, $235,000 in Minimum Payments to TSVLP were received and recognized in income while in 1998 no such payments were recorded.

General and Administrative expenses decreased approximately $25,218 in the 1999 period compared to 1998, primarily reflecting lower salary expense.

Other

The Company has addressed Year 2000 Issue as relates to the computing systems, software and programs for which the Company relies to determine which are year 2000 compliant. The Company has concluded that such systems, software and programs which are not year 2000 compliant will be replaced prior to January 1, 2000 at an estimated cost of approximately $30,000.

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

                                   U.S. GOLD CORPORATION
Dated:  May 10, 1999               By /s/ William W. Reid
                                   President and Chairman of the Board

Dated:  May 10, 1998               By /s/ William F. Pass
                                   Vice President and Chief
                                   Financial Officer