Form 10QSB
period 1999-06-30
U S GOLD CORP
filed 1999-08-11
CIK 314203

FORM 10-QSB
                     U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                      or
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

        Class                           Outstanding as of August 11, 1999
Common Stock, $0.10 par value                    13,927,469


                        U.S. GOLD CORPORATION
                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)

ASSETS                                                June 30, 1999
Current assets:
  Cash and cash equivalents                                 $831
  Project payments receivable                            540,000
    Total current assets                                 540,831

Project payments receivable, long term                   810,000
Investment in Tonkin Springs LLC                       2,262,578
Marketable securities available for sale,
 Globex common stock at market                            69,450
Other assets, net                                         78,286
                                                      $3,761,145

LIABILITIES, DEFERRED CREDIT AND
SHAREHOLDERS EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                $47,540
 Installment purchase contracts                           10,230
 Related party payables                                  135,615
                                                         193,385
Installment purchase contracts, long term                 38,430
Deferred credit, project payments                      1,350,000
Reserve for reclamation                                  640,000
  Total liabilities and deferred credit                2,221,815

Shareholders equity:
  Common stock, $.10 par value, 18,000,000 shares
    authorized; 13,927,469 shares issued and
    outstanding                                        1,392,747
  Additional paid-in capital                          31,969,444
  Accumulated deficit                                (31,849,551)
  Unrealized gain on securities
   available for sale                                     26,690
   Total shareholders equity                           1,539,330
                                                      $3,761,145

See accompanying notes to consolidated financial statements.

                          U.S. GOLD CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six Months Ended June 30 1999 and 1998
                              (Unaudited)


                                   Three Months Ended      Six Months Ended
                                    June 30,                   June 30,
                                   1999     1998            1999      1998

Revenues:
 Project payments                $135,000         $-     $370,000         $-
 Interest income                       25      2,704           51      8,417
 Gain (loss) on
  disposition of assets               486          -       (6,606)         -
   Total revenues                 135,511      2,704      363,445      8,417

Other costs and expenses:
 General and administrative       153,183    273,726      369,116    514,777
 Depreciation and amortization      4,211      3,523        8,448      6,593
   Total expense                  157,394    277,249      377,564    521,370

Loss before income taxes          (21,883)  (274,545)     (14,119)  (512,953)
Provision for income taxes              -          -            -          -
Net loss                         $(21,883) $(274,545)    $(14,119) $(512,953)

Basic and diluted per share data:
  Basic                            $(0.00)    $(0.02)      $(0.00)    $(0.04)
  Diluted                          $(0.00)    $(0.02)      $(0.00)    $(0.04)

Weighted average
 shares outstanding            13,927,469  13,927,469   13,927,469  13,927,469

                           U.S. GOLD CORPORATION
        SUPPLEMENTAL CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Six Months Ended June 30, 1999 and 1998
                                (unaudited)

                                            June 30, 1999   June 30, 1998
Net loss                                 $(14,119)            $(512,953)

Comprehensive item- unrealized
 gain (loss) on securities
 available for sale                        26,690            (1,159,912)
Comprehensive income (loss)               $12,571           $(1,672,865)

See accompanying notes to consolidated financial statements.

                     U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1999 and 1998
                         (unaudited)
                                       June 30, 1999     June 30, 1998
Cash flows from operating activities:
 Project Payments                          $370,000                 $-
 Interest received                               51              8,417
 Cash paid to suppliers and employees      (387,298)          (491,657)
Cash used in operating activities           (17,247)          (483,240)

Cash flows from investing activities:
 Sale of marketable securities and assets    21,720                  -
 Capital expenditures                        (1,193)            (4,833)
Cash provided by (used in)
 investing activities                        20,527             (4,833)

Cash flows from financing activities:
 Payments on installment purchase contracts  (4,403)                 -
Cash used in financing activities            (4,403)                 -

Decrease in cash and cash equivalents        (1,123)          (488,073)
Cash and cash equivalents,
 beginning of period                          1,954            615,999

Cash and cash equivalents, end of period       $831           $127,926

Reconciliation of net loss to cash used in operating activities:
 Net loss                                  $(14,119)         $(512,953)
 Items not requiring (providing) cash:
   Loss on sale of assets                     7,778                  -
   Depreciation and amortization              8,448              6,593
 Increase (decrease) in current liabilities
   related to operations                    (11,390)            43,303
 Decrease (increase) in other assets,
   ong term                                  (7,964)           (20,183)

Cash provided used in operating activities $(17,247)         $(483,240)

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

Basic per share data includes no dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding during the period (13,927,469 for 1999 and for 1998). Diluted per share data reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the three and six months ended June 30, 1999 and 1998, options are not considered in the computation of diluted per share data since inclusion of options would be antidilutive.

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

2.  Tonkin Springs Project

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the Properties) subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended ( the 1993 Agreement), with Gold Capital Corporation (Gold Capital) being the holder of 60 percent undivided interest and project manager. In August 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of Gold Capital with a subsidiary of Globex (the Gold Capital Merger). With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for shares of Gold Capital. During the six months ended June 30 1999, the Company sold 200,000 shares of Globex for aggregate $20,970 recognizing a gain on the sale of $1,172.

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

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration costs only) of the Properties (the Cut-Off Date). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHIs Recoupable Amount which has as its opening balance the sum of $5,625,000, which represented approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the
Effective Date.   TSHI has reported that through June 30, 1999 the balance of
Exploration expenditures on the Properties is approximately $48,898 and that the balance of the Recoupable Amount as of that date is approximatley $6,311,451.
If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for Exploration of the Properties in the amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior to the date of TSHIs withdrawal or
deemed withdrawal.   TSVLP and TSHI (the Members) have designated Tonkin Springs
Management Co., a Colorado corporation (TSMC, and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). During the six monthsended June 30, 1999, the Company received $370,000 in Minimum Payments to TSVLP which are reflected in revenue in the Statements of Operations. One half of Minimum Payments to TSVLP are added to TSHIs Recoupable Amount as discussed further below (and included in the June 30, 1999 balance as reported above). As of June 30, 1999, there remains recorded a $1,350,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP, of which $540,000 is classified as a current asset, offset by a $1,350,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

The Operating Agreement of the TSLLC defines Commencement of Commercial Production (CCP). After CCP 60 percent of positive cash flow from the operations of the Properties (Cash Flow), if any, shall be distributed to TSHI until TSHI has recovered its Recoupment Amount, and the remaining 40 percent of Cash Flow shall be distributed to the Members based upon their respective ownership interest on a calendar quarter basis. After TSHI has recovered the Recoupment Amount, 100 percent of Cash Flow shall be distributed to the Members in proportion to the Members ownership interest. Therefore, initially during the period in which TSHI is thus receiving preferential payments, TSVLP shall receive 16 percent of Cash Flow, if any, from operations. Cash Flow otherwise due TSVLP shall first be applied to reduce any Elected Loans outstanding from TSHI, as discussed further below.

On the last day in the calendar month in which CCP is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. Either party may elect to contribute a lesser amount or none towards its share of an adopted program and budget. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the Elected Loan) with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon shall be incorporated into the computation of dilution of TSVLPs working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of the dilution formula, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding
2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

3.  Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Companys interest in the Tonkin Springs Properties were contributed into the TSLLC with TSMC as manager. The following is the preliminary condensed balance sheet of TSLLC as of June 30, 1999, and a preliminary condensed statement of operations for the six months then ended, both as reported by TSLLC:

   BALANCE SHEET                              June 30, 1999

Assets:
 Property, plant equipment &
  development costs                             $5,138,435

Restricted time deposit for reclamation bond     1,300,000
Other assets                                        47,224
                                                $6,485,659


Liabilities, Reserves and Shareholders Equity:
Current liabilities                                $16,659
Reserve for reclamation                          1,469,000
                                                 1,485,659

Shareholders Equity-
  TSHI                                           3,000,000
  TSVLP                                          2,000,000
                                                 5,000,000
                                                $6,485,659

                                             Six Months Ended
STATEMENT OF OPERATIONS                        June 30, 1999

Property holding and maintenance costs            $452,553
Exploration expenses                                48,898
  Net loss                                        $501,451

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

5.  Related Party Transactions

Effective November 15, 1997 through February, 1999, the Company and Moyes & Newby & Co, (Moyes Newby) entered into a month-to-month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month plus reimbursement of reasonable out of pocket expenses. The ramining balance due under this commitment was fully paid as of June 30, 1999. Douglas J. Newby, a director of the Company, is managing partner of Moyes Newby.

Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working
capital of the Company.   As of June 30, 1999, the total amount of such
voluntary deferral was $94,803. The Company also has not paid certain salaries (at the voluntarily reduced rates) to the three executive officers of the Company in the aggregate of $29,812 as of June 30, 1999. During the fourth quarter of 1998 and first quarter of 1999, the three executive officers of the Company made personal cash loans to the Company to allow the Company in pay critical obligations to third parties in the aggregate amount of $28,579, which amounts were fully repaid to those executives as of March 31, 1999. In addition, certain of the director fees accrued for the last half of 1998 and first half of 1999, in the amount of $11,000, remain unpaid as of June 30, 1999. All of these amounts are reflected as liabilities of the Company as of June 30, 1999.

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

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration costs only) of the Properties (the Cut-Off Date). Through June 30, 1999, TSLLC has reported the balance of Exploration expenditures on the Properties is approximatley $48,898. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the Elected Loan) with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans shall be incorporated into the computation of dilution of TSVLPs working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of the forgoing calculation, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties. After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). During the six months ended June 30, 1999, the Company received $370,000 in Minimum Payments to TSVLP which are reflected in revenue in the Statements of Operations. As of June 30, 1999, there remains recorded a $1,350,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP of which $540,000 is classified as a current asset offset by a $1,350,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

During the six months ended June 30, 1999, the Company sold 200,000 shares of Globex for aggregate $20,970 recognizing a gain on the sale of $1,172.

The Operating Agreement of the TSLLC defines Commencement of Commercial
Production (CCP).   On the last day in the calendar month in which CCP is
achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

As of June 30, 1999, the Company had working capital of $347,446 made up of current assets of $540,831 and current liabilities of $193,385. During the next twelve months the Company anticipates receipt of $540,000 in Minimum Payments to TSVLP from TSHI. The Company may also sell a portion of its common stock of Globex as well as possibly issue equity in public or private transactions to raise additional working capital. These items are the primary source of working
capital presently anticipated during 1999.   Net cash used in operations
decreased to $(17,247) for the six months ended June 30, 1999 from ($483,240) for the corresponding period of 1998, primarily reflecting the $370,000 in Minimum Payments to TSVLP during the 1999 period as well as lower cash paid to suppliers and employees. Cash flow from investing activities increased to $20,527 in 1999 from ($4,833) during the 1998 period, primarily reflecting the sale of marketable securities in the 1999 period. Cash flows from financing activities decreased from none for 1998 to ($4,403) for 1999.

Results of Operations - 1999 Compared to 1998

For the six month period ended June 30, 1999, the Company recorded a net loss of $14,119 compared to a loss of $512,953 in the corresponding six month period of 1998. During the 1999 period, $370,000 in Minimum Payments to TSVLP were received and recognized in income while in 1998 no such payments were recorded.

General and Administrative expenses decreased approximately $145,561 in the 1999 period compared to 1998, primarily reflecting lower salary expense as well as lower office rent.

For the three month period ended June 30, 1999, the Company recorded a net loss of $21,883 compared to a loss of $274,545 in the corresponding period of 1998. During the 1999 period, $135,000 in Minimum Payments to TSVLP were received and recognized in income while in 1998 no such payments were recorded. General and Administrative expenses decreased approximately $120,543 in the 1999 period compared to 1998, primarily reflecting lower salary expense as well as lower office rent.

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

                                U.S. GOLD CORPORATION

Dated:  August 11, 1999         By /s/ William W. Reid
                                William W. Reid, President and Chairman
                                of the Board

Dated:  August 11, 1998         By /s/ William F. Pass
                                William F. Pass, Vice President and Chief
                                Financial Officer