Form 10QSB
period 1999-09-30
U S GOLD CORP
filed 1999-11-08
CIK 314203

FORM 10-QSB
    U. S. SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                 or
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           Class                   Outstanding as of November 8, 1999
Common Stock, $0.10 par value                13,964,714


                         U.S. GOLD CORPORATION
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)

       ASSETS                            September 30, 1999
Current assets:
 Cash and cash equivalents                        $478
 Project payments receivable                   540,000
  Total current assets                         540,478

Project payments receivable, long term         675,000
Investment in Tonkin Springs LLC             2,262,578
Marketable securities available for sale,
 Globex common stock at market                  64,400
Other assets, net                               88,928
                                            $3,631,384


LIABILITIES, DEFERRED CREDIT AND
SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable and accrued liabilities     $30,630
  Installment purchase contracts                10,473
  Related party payables                       163,158
                                               204,261

Installment purchase contracts, long term       35,717
Deferred credit, project payments            1,215,000
Reserve for reclamation                        640,000
 Total liabilities and deferred credit       2,094,978

Shareholders equity:
 Common stock, $.10 par value, 18,000,000
  shares authorized; 13,927,469 shares issued
  and outstanding                            1,392,747
 Additional paid-in capital                 31,969,415
 Accumulated deficit                       (31,847,396)
 Unrealized gain on securities
  available for sale                            21,640
  Total shareholders equity                  1,536,406
                                            $3,631,384

See accompanying notes to consolidated financial statements.


                     U.S. GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
         Three and Nine Months Ended September 30 1999 and 1998
                          (Unaudited)

                              Three Months Ended     Nine Months Ended
                                September 30,            September 30,
                                 1999       1998       1999        1998
Revenues:
 Project payments               $135,000   $60,000    $505,000    $60,000
 Interest income                      22       489          73      8,906
 Gain (loss) on
  disposition of assets                -         -      (6,606)         -
   Total revenues                135,022    60,489      498,467    68,906

Other costs and expenses:
 General and administrative      128,656   216,341      497,772   731,118
 Depreciation and amortization     4,211     3,751       12,659    10,344
  Total expense                  132,867   220,092      510,431   741,462

Income (loss) before
 income taxes                      2,155  (159,603)     (11,964) (672,556)

Provision for income taxes             -         -            -         -
Net income (loss)                 $2,155 $(159,603)    $(11,964)$(672,556)

Basic and diluted per share data:
  Basic                            $0.00   $(0.01)       $(0.00)  $(0.05)
  Diluted                          $0.00   $(0.01)       $(0.00)  $(0.05)

Weighted average
 shares outstanding          14,208,595 13,927,469    13,927,469 13,927,469

                      U.S. GOLD CORPORATION
            SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
                      COMPREHENSIVE INCOME
         Nine Months Ended September 30, 1999 and 1998
                           (unaudited)
                               September 30, 1999    September 30, 1998
Net loss                              $(11,964)         $(672,556)

Comprehensive item-
 unrealized gain (loss)
 on securities available
 for sale                               21,640         (1,804,801)
Comprehensive income (loss)             $9,676        $(2,477,357)

See accompanying notes to consolidated financial statements.

                  U.S. GOLD CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS
        Nine Months Ended September 30, 1999 and 1998
                       (unaudited)
                            September 30, 1999    September 30, 1998

Cash flows from
 operating activities:
  Project Payments                   $505,000            $60,000
  Interest received                        73              8,906
  Cash paid to suppliers
   and employees                     (520,205)          (672,211)
Cash used in operating activities     (15,132)          (603,305)

Cash flows from investing activities:
 Sale of marketable securities
  and assets                           21,720                  -
 Capital expenditures                  (1,193)            (5,418)
Cash provided by (used in)
 investing activities                  20,527             (5,418)

Cash flows from financing activities:
 Payments on installment
  purchase contracts                   (6,871)                 -
Cash used in financing activities      (6,871)                 -

Decrease in cash and
 cash equivalents                      (1,476)          (608,723)
Cash and cash equivalents,
 beginning of period                    1,954            615,999
Cash and cash equivalents,
 end of period                           $478             $7,276

Reconciliation of net loss to
 cash used in operating activities:
  Net loss                           $(11,964)         $(672,556)
  Items not requiring (providing) cash:
   Loss on sale of assets               7,778                  -
   Depreciation and amortization       12,659             10,344
  Increase (decrease) in current
   liabilities related to operations     (757)            77,327
  Decrease (increase) in other
   assets, long term                  (22,848)           (18,420)

Cash provided used in
 operating activities                $(15,132)         $(603,305)

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

Basic per share data includes no dilution and is computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding during the period (13,927,469 for 1999 and for 1998). Diluted per share data reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the three months ended September 31, 1998 and nine months ended
September 30, 1999 and 1998, options are not considered in the computation of diluted per share data since inclusion of options would be antidilutive. For the three months September 30, 1999, options are considered in the computation of diluted per share data with 281,126 equivalent shares included in the computation.

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

2.     Tonkin Springs Project

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the Properties) subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended ( the 1993 Agreement), with Gold Capital Corporation (Gold Capital) being the holder of 60 percent undivided interest and project manager. In August 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. (Globex), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: GMX) pursuant to the merger of Gold Capital with a subsidiary of Globex (the Gold Capital Merger). With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for shares of Gold Capital. During the nine months ended September 30 1999, the Company sold 200,000 shares of Globex for aggregate $20,970 recognizing a gain on the sale of $1,172.

Effective February 26, 1999 (the Effective Date) TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40 percent and 60 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation (TSHI) which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation (Sudbury)(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle) (AME:NYSE).
TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC (TSLLC) in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The deemed amount of the Initial Contribution of TSVLP to TSLLC is $2 million and for TSHI the Initial Contribution to TSLLC is $3 million. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineral resources in the Properties.

Under the Members Agreement and the Operating Agreement of the TSLLC,
TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration costs only) of the Properties (the Cut-Off Date). All expenditures funded by TSHI prior to the Cut-Off
Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHIs Recoupable Amount which has as its opening balance the sum of $5,625,000, which was intended to represented approximately one-half of the recoupment account balance of
Gold Capital under the 1993 Agreement as of the Effective Date.   TSHI has
reported that through September 30, 1999 the balance of Exploration expenditures on the Properties is approximately $228,280 and that the balance of the Recoupable Amount as of that date is approximatley
$6,855,185.   If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for Exploration of the Properties in the amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior
to the date of TSHIs withdrawal or deemed withdrawal.   TSVLP and TSHI
(the Members) have designated Tonkin Springs Management Co., a Colorado corporation (TSMC, and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum
Payments to TSVLP). During the nine months ended September 30, 1999, the Company received $505,000 in Minimum Payments to TSVLP which are reflected in revenue in the Statements of Operations. One half of Minimum Payments to TSVLP are added to TSHIs Recoupable Amount as discussed further below (and included in the September 30, 1999 balance as reported above). As of September 30, 1999, there remains recorded a $1,215,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP, of which $540,000 is classified as a current asset, offset by a $1,215,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

The Operating Agreement of the TSLLC defines Commencement of
Commercial Production (CCP). After CCP 60 percent of positive cash flow from the operations of the Properties (Cash Flow), if any, shall be distributed to TSHI until TSHI has recovered its Recoupment Amount, and the remaining
40 percent of Cash Flow shall be distributed to the Members based upon their respective ownership interest on a calendar quarter basis. After TSHI has recovered the Recoupment Amount, 100 percent of Cash Flow shall be distributed to the Members in proportion to the Member's ownership interest. Therefore, initially during the period in which TSHI is thus receiving preferential payments, TSVLP shall receive 16 percent of Cash Flow, if any, from operations. Cash Flow otherwise due TSVLP shall first be applied to reduce any Elected Loans outstanding from TSHI, as discussed further below.

On the last day in the calendar month in which CCP is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million. After the Cut-Off
Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. Either party may elect to contribute a lesser amount or none towards its share of an adopted program and budget. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the Elected Loan) with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon shall be incorporated into the computation of dilution of TSVLP's working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of the dilution formula, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

3.     Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Companys interest in the Tonkin Springs Properties were contributed into the TSLLC with TSMC as manager. The following is the preliminary condensed balance sheet of TSLLC as of September 30, 1999, and a preliminary condensed statement of operations for the nine months then ended, both as reported by
TSLLC:

        BALANCE SHEET                     September 30, 1999

       Assets:
        Cash                                                      $49,716
        Property, plant and equipment                           5,132,089
        Restricted time deposit for reclamation bond            1,347,224
                                                               $6,529,029

       Liabilities, Reserves and Shareholders Equity:
        Current liabilities                                       $44,522
        Reserve for reclamation                                 1,469,000
                                                                1,513,522

        Shareholders Equity-
         TSHI                                                   3,015,507
         TSVLP                                                  2,000,000
                                                                5,015,507
                                                               $6,529,029

                                                         Nine Months Ended
STATEMENT OF OPERATIONS                                 September 30, 1999

  Property holding and maintenance costs                         $755,751
  Exploration expenses                                            228,280
    Net loss                                                     $984,031

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

Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of September 30, 1999, the total amount of such voluntary deferral was $119,846. The Company also has not paid certain salaries (at the voluntarily reduced rates) to the three executive officers of the Company in the aggregate of $29,812 as of September 30, 1999. During the fourth quarter of 1998 and first quarter of 1999, the three executive officers of the Company made personal cash loans to the Company to allow the Company in pay critical obligations to third parties in the aggregate amount of $28,579, which amounts were fully repaid to those executives during March 31, 1999. In addition, certain of the director fees accrued for the last half of 1998 and the nine months ended September 30, 1999 in the amount of $13,500 remain unpaid as of September 30, 1999. All of these amounts are reflected as liabilities of the Company as of September
30, 1999.

MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Recent Activities at Tonkin Springs LLC

During 1999 Tonkin Springs LLC, in which the Company has a 40 percent ownership interest, has been primarily involved with the assembly of an experienced exploration team of employees and contract personnel at the Tonkin Springs Project, the organization and compilation of existing and historic exploration data in a more useful computerized data base, and in the addition of geologic mapping and surface rock chip sampling where appropriate. From these activities the exploration team has identified five locations considered high priority exploration areas. These areas of exploration priority are generally outside of the mine corridor where the Company had previously concentrated its exploration efforts and where the existing ore grade mineralization is presently located. One of these target areas had encouraging assay values from surface rock chip samples with all samples reporting detectable gold with gold values ranging from 2 parts per billion to 2,742 parts per billion which is equivalent to .08 ounce gold per ton. Geophysical data are planned to be obtained over these targets as well as other areas during the remainder of 1999. Tonkin Springs LLC anticipates commencing drilling on some of these new exploration, high priority targets in the near future. Other areas of exploration interest also remain to be evaluated on the extensive 33 square mile property package.

During the fourth quarter of 1998, the Company submitted samples of Tonkin Springs sulfide ore to Newmont Mining Corporation for the purposes of having Newmont test the ore with their proprietary and commercially proven N2TEC flotation technology. The test work involved grinding the ore followed by flotation using the N2TEC process to concentrate the gold bearing sulfides. While the test work was limited in sample size and scope, the tests did indicate that the sulfide ores from Tonkin Springs are amenable to N2TEC flotation with the gold in the ore recovered either in a concentrate form or through cyanidation resulting in a combined recovery of up to 91 percent.
This test work indicates that an additional, commercially proven technology is available to process the Tonkin Springs ores and would use with minimal addition the existing 2,000 ton per day mill facility located at the Project. The Company understands that Tonkin Springs LLC is continuing discussions with Newmont which could result in additional test work using the N2TEC technology.

Tonkin Springs LLC is also progressing with its Mine Plan for the Tonkin Springs Project which is anticipated to be submitted to the appropriate government regulatory authorities in the near future. Other environmental activities include hydrological studies and evaluation which would be required to be completed prior to commencing any operations at the Project, and the care and maintenance of areas of prior disturbances.

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

Effective February 26, 1999 (the Effective Date) TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40 percent and 60 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation (TSHI) which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation (Sudbury)(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle) (AME:NYSE).
TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC (TSLLC) in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineral resources in the Properties.

Under the Members Agreement and the Operating Agreement of the TSLLC,
TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration associated costs only) of the
Properties (the Cut-Off Date).   Through September 30, 1999, TSLLC has
reported the balance of Exploration expenditures on the Properties is approximatley $228,280. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the
Elected Loan) with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans shall be incorporated into the computation of dilution of TSVLPs working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of the forgoing calculation, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other
Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties. After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum
Payments to TSVLP). During the nine months ended September 30, 1999, the Company received $505,000 in Minimum Payments to TSVLP which are reflected in revenue in the Statements of Operations. As of September 30, 1999, there remains recorded a $1,215,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP of which $540,000 is classified as a current asset offset by a $1,215,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

During the nine months ended September 30, 1999, the Company sold
200,000 shares of Globex for aggregate $20,970 recognizing a gain on the sale of $1,172.

The Operating Agreement of the TSLLC defines Commencement of
Commercial Production (CCP).   On the last day in the calendar month in
which CCP is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

As of September 30, 1999, the Company had working capital of $336,217 made up of current assets of $540,478 and current liabilities of $204,261. During the next twelve months the Company anticipates receipt of $540,000 in Minimum Payments to TSVLP from TSHI.  The Company may also sell a portion or all of its common stock of Globex as well as possibly issue equity in public or private transactions to raise additional working capital. These items are the primary source of working capital presently anticipated during
1999.   Net cash used in operations decreased to $(15,132) for the nine months ended September 30, 1999 from ($603,305) for the corresponding period of 1998, primarily reflecting the $505,000 in Minimum Payments to TSVLP during the 1999 period as well as lower cash paid to suppliers and employees. Cash flow from investing activities increased to $20,527 in 1999 from ($5,418) during the 1998 period, primarily reflecting the sale of marketable securities in the 1999 period. Cash flows from financing activities decreased from none for 1998 to ($6,871) for 1999.

Results of Operations - 1999 Compared to 1998

For the nine month period ended September 30, 1999, the Company recorded a net loss of $11,964 compared to a loss of $672,556 in the corresponding nine month period of 1998. During the 1999 period, $505,000 in Minimum Payments to TSVLP were received and recognized in income while in 1998 $60,000 in payments under the agreement with Gold Capital Corporation were recorded.

General and Administrative expenses decreased approximately $233,346 in the 1999 period compared to 1998, primarily reflecting lower salary expense and lower office rent.

For the three month period ended September 30, 1999, the Company recorded a net income of $2,155 compared to a loss of $159,603 in the corresponding period of 1998. During the 1999 period, $135,000 in Minimum Payments to TSVLP were received and recognized in income while in 1998 $60,000 in payments under the agreement wiht Gold Capital Corporation were recorded. General and Administrative expenses decreased approximately $87,685 in the 1999 period compared to 1998, primarily reflecting lower salary expense and lower office rent.

Other

The Company has addressed Year 2000 Issue as relates to the computing systems, software and programs for which the Company relies to determine which are year 2000 compliant. The Company has concluded that such systems, software and programs which are not year 2000 compliant will be replaced prior to January 1, 2000 at an estimated cost of approximately $5,000.

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

U.S. GOLD CORPORATION

Dated:  November 8, 1999          By  /s/ William W. Reid
                                   William W. Reid, President and Chairman
                                   of the Board

Dated:  November 8, 1999          By  /s/ William F. Pass
                                   William F. Pass, Vice President and Chief
                                   Financial Officer