Form 10QSB
period 2000-03-31
U S GOLD CORP
filed 2000-05-05
CIK 314203

FORM 10-QSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                         or
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

                     (303) 238-1438
               (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            Class                    Outstanding as of May 4, 2000
Common Stock, $0.10 par value             13,974,040


                    U.S. GOLD CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited)

For the three months ended March 31,        2000         1999
Project payments                         $135,000     $235,000
Interest income                                20           26
Gain (loss) on sale of assets                   -       (7,192)
                                          135,020      227,834

Costs and expenses:
  General and administrative              160,831      204,035
  Consulting fees, related Parties              -       10,000
  Interest                                  1,013        1,798
  Depreciation                              3,868        4,237
                                          165,712      220,070

Income (loss) before income taxes         (30,692)       7,764

Provision for income taxes                      -            -

Net income (loss)                        $(30,692)      $7,764

Basic and diluted per share data:
  Basic                                    $(0.00)       $0.00
  Diluted                                  $(0.00)       $0.00

The accompanying notes are an integral part of these consolidated financial statements.


                      U.S. GOLD CORPORATION
                   CONSOLIDATED BALANCE SHEET
                       March 31, 2000
                         (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                            $9,434
 Project payments receivable                         540,000
  Total current assets                               549,434

Project payments receivable                          405,000
Investment in Tonkin Springs LLC                   2,262,578
Other assets                                          61,113
                                                  $3,278,125

LIABILITIES, DEFERRED CREDIT & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities             $7,359
 Installment purchase contracts                       10,975
 Related party payables                              201,297
                                                     219,631

Installment purchase contracts, long-term             30,124
Deferred credit, project payments                    945,000
Reserve for reclamation                              640,000
    Total liabilities and deferred credit          1,834,755

Commitments and contingencies

Shareholders' equity:
  Common stock, $.10 par value, 18,000,000
   shares authorized;13,974,040 shares
   issued and outstanding                          1,397,409
  Additional paid-in capital                      31,972,240
  Accumulated deficit                            (31,926,279)
    Total shareholders' equity                     1,443,370
                                                  $3,278,125

The accompanying notes are an integral part of these consolidated financial statements.


                    U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 2000 and 1999
                        (unaudited)
                                                 March 31,       March 31,
                                                   2000            1999
Cash flows from operating activities:
  Interest received                                   $20            $26
  Project payments                                 90,000        235,000
  Cash paid to suppliers and employees           (126,479)      (231,358)
Cash provided by (used in) operating activities   (36,459)         3,668

Cash flows from investing activities:
  Sale of marketable securities                         -         10,485
  Capital expenditures                                  -         (1,193)
Cash provided by (used in) investing activities         -          9,292

Cash flows from financing activities:
  Payments on installment purchase contracts       (2,587)        (1,991)
Cash provided by (used in) financing activities    (2,587)        (1,991)

Increase (decrease) in cash and cash equivalents  (39,046)        10,969
Cash and cash equivalents, beginning of period     48,480          1,954
Cash and cash equivalents, end of period           $9,434        $12,923

Reconciliation of net income to cash used in operating activities:
  Net income (loss)                              $(30,692)        $7,764
  Items not requiring (providing) cash:
    Loss on disposition of assets                       -          7,778
    Depreciation and amortization                   3,868          4,237
  Increase (decrease) in liabilities
    related to operations                          33,693         (6,224)
  Decrease (increase) in other assets             (43,328)        (9,887)
Cash provided by (used in) operating activities  $(36,459)        $3,668

See accompanying notes to consolidated financial statements.


                       U.S. GOLD CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB as of December 31, 1999. Results of operations for the interim period are not indicative of annual results.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as the accounts of the wholly-owned Tonkin Springs Venture Limited Partnership ("TSVLP"). Significant intercompany accounts and transactions have been eliminated.

Per share amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (13,970,534 for 2000 and 13,927,469 for 1999). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2000 and 1999 options are not considered in the computation of diluted earnings per share as for the 2000 period their inclusion would be antidilutive and for 1999 the options were priced above the average share price.

Recent Pronouncements:  The FASB recently issued Statement No. 137,
"Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that implementation of SFAS No. 133 will have no effect on the earnings and financial position of the Company.

Adjustments: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Tonkin Springs Project

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the "Properties") subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended (the "1993 Agreement"), with Gold Capital Corporation ("Gold Capital") being the holder
of 60 percent undivided interest and project manager.   Effective February 26,
1999 (the "Effective Date") TSVLP and Gold Capital terminated the 1993
Agreement and each retained their respective 40 percent and 60 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings
Inc., a Colorado corporation ("TSHI") which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation ("Sudbury")(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation ("Agnico-Eagle") (AME:NYSE). TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC ("TSLLC") in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The deemed amount of the Initial Contribution of TSVLP to TSLLC is $2 million and for TSHI the Initial Contribution to TSLLC is $3 million. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineralization in the Properties.

Under the Members' Agreement and the Operating Agreement of the TSLLC,
TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration related costs only) of the Properties (the "Cut-Off Date"). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHI's Recoupable
Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the Effective Date.
TSHI has reported that through March 31, 2000 the balance of Exploration expenditures on the Properties is approximately $795,000 and that the balance of the Recoupable Amount as of that date is approximatley
$7,791,200.   If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for Exploration of the Properties in the amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior
to the date of TSHI's withdrawal or deemed withdrawal.   TSVLP and TSHI
(the "Members") have designated Tonkin Springs Management Co., a Colorado corporation ("TSMC", and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively "Minimum
Payments to TSVLP"). One half of Minimum Payments to TSVLP are added to TSHI's Recoupable Amount as discussed further below (and included in the March 31, 2000 balance as reported above). As of March 31, 2000, there remains recorded a $945,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP, of which $540,000 is classified as a current asset, offset by a $945,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

The Operating Agreement of the TSLLC defines Commencement of
Commercial Production ("CCP"). After CCP 60 percent of positive cash flow from the operations of the Properties ("Cash Flow"), if any, shall be distributed to TSHI until TSHI has recovered its Recoupment Amount, and the remaining 40 percent of Cash Flow shall be distributed to the Members based upon their respective ownership interest on a calendar quarter basis. After TSHI has recovered the Recoupment Amount, 100 percent of Cash Flow shall be distributed to the Members in proportion to the Member's ownership interest. Therefore, initially during the period in which TSHI is thus receiving preferential payments, TSVLP shall receive 16 percent of Cash Flow, if any, from operations. Cash Flow otherwise due TSVLP shall first be applied to reduce any Elected Loans outstanding from TSHI, as discussed further below.

On the last day in the calendar month in which CCP is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the "Lump-Sum Payment").
After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. Either party may elect to contribute a lesser amount or none towards its share of an adopted program and budget. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the "Elected Loan") with an interest rate of LIBOR plus 2 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon shall be incorporated into the computation of dilution of TSVLP's working interest
under a formula.    If the ownership interest of any Member falls to 10
percent or less as a result of the dilution formula, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the "NSR") on products subsequently extracted, removed and sold from the Properties.

The Company has guaranteed TSVLP's obligations under the TSLLC and TSVLP has given a security interest (consisting of its ownership interest arising under the TSLLC) in favor of TSHI to secure its performance under the TSLLC. Sudbury has guaranteed certain obligations of TSHI. The Company recognized neither a gain nor a loss on the termination of the 1993
Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

3.  Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Company's interest in the Tonkin Springs Properties were contributed into the Tonkin Springs LLC with TSMC as manager. The following is the condensed unaudited balance sheet of Tonkin Springs LLC as of March 31, 2000, and a
condensed statement of operations for the three months then ended.   All
costs associated with the Properties have been funded by TSHI.

STATEMENT OF OPERATIONS            Three Months Ended
                                    March 31, 2000
Exploration expense                    $162,027
Property holding costs                  301,683
Depreciation                             11,585
  Net loss                            $(475,295)


BALANCE SHEET                       March 31, 2000
 Assets:
Cash                                     $2,376
Prepaid claim fees                       86,705
                                         89,081

Property, plant, equipment, net       5,081,107
Restricted time deposit for
 reclamation bond                     1,347,224
  Total assets                       $6,517,412

Liabilities, Reserves and Members' Equity:
Current liabilities                     $96,668
Reserve for reclamation               1,469,000
                                      1,565,668

Members' Equity-
 TSHI                                 2,951,744
 TSVLP                                2,000,000
Total members' equity                 4,951,744
Total liabilities, reserves and
 members' equity                     $6,517,412


Note A. TSVLP and TSHI are jointly responsible for reclamation of disturbances of the Properties. The current estimate of reclamation costs, on a 100 percent basis, totals approximately $1.47 million of which TSVLP and the Company reflects $640,000 on its balance sheet related to its 40 percent share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies, tentatively set at $1.3 million, is the responsibility of TSHI under the terms of the Tonkin Springs LLC prior to Cut-Off. Tonkin Springs LLC has a cash bond posted in the initial amount of $1.3 million with the required governmental agencies secured by a restricted cash time deposit for a total balance of reclamation deposits of $1,347,224.

4.  Loan Settlement Agreement with FABC

On February 21, 1992, the Company, among other related things, entered into a Loan Settlement Agreement with its senior secured lender, The French
American Banking Corporation ("FABC"). The Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between Tonkin Springs Gold Mining
Company, a wholly-owned subsidiary of the Company ("TSGMC") and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from TSVLP through TSGMC to FABC.
The Company has complete control of such distributions, if any, from TSVLP to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder or upon disposition by TSGMC of its interest in TSVLP.

5.  Related Party Transactions

Effective November 15, 1997 through February, 1999, the Company and
Moyes & Newby & Co, ("Moyes Newby") entered into a month-to-month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month for a total paid or accrued for the three months ended March 31, 1999 of $10,000. Douglas
J. Newby, a director of the Company, is managing partner of Moyes Newby.

Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of March 31, 2000, the total amount of such voluntary deferral was $173,251. The Company also has not paid certain salaries (at the voluntarily reduced rates) to the three executive officers of the Company in the aggregate of $16,046, as of March 31, 2000.
In addition, certain of the director fees accrued for 1999 and the first quarter of 2000 in the amount of $12,000 remain unpaid as of March 31, 2000. All of these amounts are reflected as liabilities of the Company as of March 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

The principal property of U.S. Gold Corporation (the "Company") is it's 40 percent interest in Tonkin Springs (the "Properties"). The Company holds it's interest in the Properties through Tonkin Springs Venture Limited Partnership ("TSVLP"), a partnership owned by subsidiaries of the Company.

Until February 26, 1999, the Properties were subject to the Tonkin Springs Project Joint Venture as amended (the "1993 Agreement") with Gold Capital Corporation ("Gold Capital") owner of 60 percent, project manager and responsible for all funding. Effective February 26, 1999 (the "Effective Date") TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40% and 60% undivided interests in the Properties.

Gold Capital then immediately sold it's 60% undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation ("TSHI") which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation ("Sudbury")(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation ("Agnico-Eagle") (NYSE:AME).

TSVLP and TSHI (the "Members") then immediately contributed their respective undivided interests in the Properties into a new limited liability company, Tonkin Springs LLC ("TSLLC") in exchange for 40% and 60%, respectively, of the equity membership interest of TSLLC. TSHI is manager of TSLLC.

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI commenced making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively
"Minimum Payments to TSVLP").  During the three months ended March 31,
2000 and 1999, the Company received $90,000 and $235,000, respectively, in Minimum Payments to TSVLP which are reflected in revenue including for the 2000 period the January 2000 payment of $45,000 which was received in December, 1999. One half of Minimum Payments to TSVLP will be added to TSHI's Recoupable Amount as discussed further below. As of March 31, 2000, there remains recorded a $945,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP of which $540,000 is classified as a current asset offset by a $945,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

During the three months ended March 31, 1999, the Company sold 100,000 shares of Globex for aggregate $10,485 recognizing a gain on the sale of $586.

The Operating Agreement of the TSLLC defines Commencement of
Commercial Production ("CCP").   On the last day in the calendar month in
which CCP is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the "Lump-Sum Payment").

As of March 31, 2000, the Company had working capital of $329,803 made up of current assets of $549,434 and current liabilities of $219,631. During the next twelve months the Company anticipates receipt of $540,000 in Minimum Payments to TSVLP from the TSLLC. The Company may also issue equity in public or private transactions to raise additional working capital. These items are the primary source of working capital presently anticipated during 2000.

Net cash provided by (used in) operations decreased to $(36,459) for the three months ended March 31, 2000 from $3,668 for the corresponding period of 1999, primarily reflecting $235,000 in Minimum Payments to TSVLP during the 1999 period compared to $90,000 received during the 2000 period, as well as lower cash paid to suppliers and employees. Cash flow from investing activities for the 1999 period was $9,292 in 1999 compared to none during the 2000 period reflecting the sale of marketable securities in the 1999 period. Cash flows from financing activities decreased from $(2,587) for the 2000 period to ($1,991) for the corresponding period of 1999 reflecting payments on installment purchase contracts.
Results of Operations - 2000 Compared to 1999

For the three month period ended March 31, 2000, the Company recorded a net loss of $30,692 compared to a net income of $7,764 in the corresponding period of 1999. During the 2000 period, $135,000 in Minimum Payments to TSVLP were recognized compared to $235,000 in the corresponding period of 1999.

General and Administrative expenses decreased approximately $43,204 in the 2000 period compared to 1999, primarily reflecting lower legal, financial consulting and office rental costs.


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

U.S. GOLD CORPORATION

Dated:  May 4, 2000   By /s/ William W. Reid
                      William W. Reid, President and Chairman
                      of the Board

Dated:  May 4, 2000   By /s/ William F. Pass
                      William F. Pass, Vice President and
                      Chief Financial Officer