Form 10QSB
period 2000-06-30
U S GOLD CORP
filed 2000-08-01
CIK 314203

FORM 10-QSB
            U. S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000
                             or
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

                Class              Outstanding as of August 1, 2000
Common Stock, $0.10 par value              13,974,040


                        U.S. GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 2000 and 1999
                            (Unaudited)

                                      Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                      2000       1999       2000        1999
Revenues:
 Project payments                   $135,000   $135,000   $270,000   $370,000
 Interest income                          19         25         39         51
 Gain (loss) on sale of assets             -        486          -     (6,606)
   Total revenues                    135,019    135,511    270,039    363,445

Other costs and expenses:
 General and administrative          158,844    151,302    319,675    355,437
 Consulting fees, related Parties          -          -          -     10,000
 Interest                                971      1,881      1,984      3,679
 Depreciation                          3,841      4,211      7,709      8,448
   Total expense                     163,656    157,394    329,368    377,564

Loss before income taxes             (28,637)   (21,883)   (59,329)   (14,119)
Provision for income taxes                 -          -          -          -
Net (loss)                          $(28,637)  $(21,883)  $(59,329)  $(14,119)

Basic and diluted per share data:
  Basic                               $(0.00)    $(0.00)    $(0.00)    $(0.00)
  Diluted                             $(0.00)    $(0.00)    $(0.00)    $(0.00)

Weighted average shares
 outstanding                       13,974,040 13,927,469 13,966,416 13,927,469


                                  U.S. GOLD CORPORATION
                          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
                                  COMPREHENSIVE INCOME
                          Six Months Ended June 30, 2000 and 1999
                                     (Unaudited)

                                    June 30, 2000   June 30, 1999

Net loss                               $(59,329)       $(14,119)
Comprehensive item-
 unrealized gain (loss) on
 securities available for sale                -          26,690
Comprehensive income (loss)            $(59,329)        $12,571

       See accompanying notes to consolidated financial statements.

                           U.S. GOLD CORPORATION
                        CONSOLIDATED BALANCE SHEET
                             June 30, 2000
                               (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                   $41,431
  Project payments receivable                 495,000
    Total current assets                      536,431

Project payments receivable                   270,000
Investment in Tonkin Springs LLC            2,262,578
Other assets                                   55,296
TOTAL ASSETS                               $3,124,305

LIABILITIES, DEFERRED CREDIT & SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities     $4,559
 Installment purchase contracts               11,235
 Related party payables                      216,613
                                             232,407

Installment purchase contracts, long-term     27,216
Deferred credit, project payments            810,000
Reserve for reclamation                      640,000
    Total liabilities and deferred credit  1,709,623

Shareholders' equity:
  Common stock, $.10 par value, 18,000,000
   shares authorized; 13,974,040 shares
   issued and outstanding                  1,397,404
  Additional paid-in capital              31,972,245
  Accumulated deficit                    (31,954,967)
    Total shareholders' equity             1,414,682
TOTAL LIABILITIES, DEFERRED CREDIT
& SHAREHOLDERS' EQUITY                    $3,124,305


The accompanying notes are an integral part of these consolidated financial statements.


                               U.S. GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                            June 30, 2000   June 30, 1999
Cash flows from operating activities:
 Interest received                                    $39             $51
 Project Payments                                 270,000         370,000
 Cash paid to suppliers and employees            (271,853)       (387,298)
Cash provided by (used in) operating activities    (1,814)        (17,247)

Cash flows from investing activities:
 Sale of marketable securities and assets               -          21,720
 Capital expenditures                                   -          (1,193)
Cash provided by (used in) investing activities         -          20,527

Cash flows from financing activities:
 Payments on installment purchase contracts        (5,235)         (4,403)
Cash used in financing activities                  (5,235)         (4,403)

Decrease in cash and cash equivalents              (7,049)         (1,123)
Cash and cash equivalents, beginning of period     48,480           1,954
Cash and cash equivalents, end of period          $41,431            $831

Reconciliation of net loss to cash used in
operating activities:
  Net loss                                       $(59,329)       $(14,119)
  Items not requiring (providing) cash:
    Loss on sale of assets                              -           7,778
    Depreciation                                    7,709           8,448
  Increase (decrease) in current liabilities
    related to operations                          32,365         (11,390)
  Decrease (increase) in other assets, long term   17,441          (7,964)
Cash provided used in operating activities        $(1,814)       $(17,247)

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

Per share amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (13,974,040 and 13,966,416, respectively for the three and six month periods ended June 30, 2000 and 13,927,469 for the corresponding periods of 1999). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 2000 and 1999 options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Recent Pronouncements: The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation effects applications under APB Opinion No. 25. This interpretation is effective for interim statements beginning after July 1, 2000 and requires variable option plan accounting for plans where certain option agreements were terminated and new option agreements were entered into by a company. Under variable option plan accounting, outstanding options to acquire shares must be marked-to-market with the cumulative net adjustment included in the statement of operations and with the net cumulative adjustment balance reflected in paid in capital within shareholders' equity. This accounting is required until the options in question are either exercised, terminated or expire. The Company intends to adopt this interpretation effective with interim statements as of September 30, 2000. However, if this interpretation had been applied as of June 30, 2000, the Company would have at that date recognized additional compensation expense of approximately $147,000 with the resultant net loss for the six months then ended increased to $(206,329) or $(.01) per share.

The FASB also recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB
Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The
Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that implementation of SFAS No. 133 will have no effect on the earnings and financial position of the Company.

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

Under the Members' Agreement and the Operating Agreement of the TSLLC,
TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration related costs only) of the Properties (the "Cut-Off Date"). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHI's Recoupable
Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the Effective Date.
TSHI has reported that through June 30, 2000 the balance of Exploration expenditures on the Properties is approximately $931,500 and that the balance of the Recoupable Amount as of that date is approximately
$8,076,187.   If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for Exploration of the Properties in the amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior
to the date of TSHI's withdrawal or deemed withdrawal.   TSVLP and TSHI
(the "Members") have designated Tonkin Springs Management Co., a Colorado corporation ("TSMC", and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively "Minimum
Payments to TSVLP"). One half of Minimum Payments to TSVLP are added to TSHI's Recoupable Amount as discussed further below (and included in the June 30, 2000 balance as reported above). As of June 30, 2000, there remains recorded a $765,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP, of which $495,000 is classified as a current asset, offset by a $810,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

3.  Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Company's interest in the Tonkin Springs Properties were contributed into the Tonkin Springs LLC with TSMC as manager. The following is the condensed unaudited balance sheet of Tonkin Springs LLC as of June 30, 2000, and a condensed statement of operations for the six months then ended. All costs associated with the Properties have been funded by TSHI.

STATEMENT OF OPERATIONS                        Six Months Ended
                                                 June 30, 2000

Interest income                                     $30,063

Exploration expense                                 298,500
Property holding costs, net                         414,802
Depreciation                                         23,173
                                                    736,475
Net loss                                          $(706,412)


BALANCE SHEET                                   June 30, 2000
Assets:
Cash                                                $65,339
Prepaid claim fees                                   57,804
                                                    123,143

Property, plant, equipment, net                   5,069,520
Restricted time deposit for reclamation bond      1,347,224
  Total assets                                   $6,539,887

Liabilities, Reserves and Members' Equity:
Current liabilities                                 $35,360
Reserve for reclamation                           1,469,000
                                                  1,504,360
Members' Equity-
 TSHI                                             3,035,527
 TSVLP                                            2,000,000
Total members' equity                             5,035,527
Total liabilities, reserves and members' equity  $6,539,887

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

5.  Related Party Transactions

Effective November 15, 1997 through February, 1999, the Company and
Moyes & Newby & Co, ("Moyes Newby") entered into a month-to-month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month for a total paid or accrued for 1999 of $10,000. Douglas J. Newby, a director of the Company, is managing partner of Moyes Newby.

Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of June 30, 2000, the total amount of such voluntary deferral was $201,613. In addition, certain of the director fees accrued for 1999 and the first six months of 2000 in the amount of $15,000 remain unpaid as of June 30, 2000. All of these amounts are reflected as liabilities of the Company as of June 30, 2000.

Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation, entered into a management contract whereby the Company will provide general management of GRC business activities in exchange for common shares of GRC. The business objective of GRC is to acquire and develop mining properties in Mexico. GRC will be responsible for all funding needed and anticipates raising funds through the sale of GRC stock and debt financing. Under the management contract, the Company will receive approximately 166,667 shares of GRC per quarter over the 18 month duration of the contract for an aggregate 1,000,000 shares of GRC common stock with stated value under the agreement of $.50/share. In addition, the Company received 280,000 shares in GRC with the execution of the management contract as consideration for past efforts directed at evaluating opportunities in Mexico. The management contract may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximatley 50 percent of the available time of its staff. The aggregate shares of GRC to be received by the Company under this contract, 1,280,000, initially represents approximately 39 percent of the current capitalization of GRC but that percentage is anticipated to be temporary in nature since it is anticipated that GRC will issue additional shares for funding or for the acquisition of property interests. In addition, the shares of GRC currently have no readily determinable fair value since the shares are not publicly traded. Therefore, the Company anticipates accounting for its investment in GRC under the cost method of accounting. William W. Reid, president, chief executive officer and chairman of the Board of Directors of the Company and David C. Reid, vice president and director of the Company are currently the controlling shareholders of GRC. Through this arrangement the Company has the opportunity to participate in potential opportunities in Mexico with no additional expenditures, other than those related to the current level of corporate overhead expenditures.

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

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively "Minimum
Payments to TSVLP"). During the six months ended June 30, 2000 and 1999, the Company received $225,000 and $370,000, respectively, in Minimum Payments to TSVLP which are reflected in revenue including for the 2000 period the January 2000 payment of $45,000 which was received in December, 1999. One half of Minimum Payments to TSVLP will be added to TSHI's Recoupable Amount as discussed further below. As of June 30, 2000, there remains recorded a $765,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP of which $495,000 is classified as a current asset offset by a $810,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

As of June 30, 2000, the Company had working capital of $304,024 made up of current assets of $536,431 and current liabilities of $232,407. During the next twelve months the Company anticipates receipt of $495,000 in Minimum Payments to TSVLP from the TSLLC. The Company may also issue equity in public or private transactions to raise additional working capital. These items are the primary source of working capital presently anticipated during 2000.

Net cash provided by (used in) operations decreased to $(1,814) for the six months ended June 30, 2000 from $(17,247) for the corresponding period of 1999, primarily reflecting $370,000 in Minimum Payments to TSVLP during the 1999 period compared to $270,000 received during the 2000 period, as well as lower cash paid to suppliers and employees. Cash flow from investing activities for the 1999 period was $20,527 in 1999 compared to none during the 2000 period reflecting the sale of marketable securities in the 1999 period. Cash flows from financing activities decreased from $(5,235) for the 2000 period to ($4,403) for the corresponding period of 1999 reflecting payments on installment purchase contracts.

Results of Operations - 2000 Compared to 1999

For the six month period ended June 30, 2000, the Company recorded a net loss of $59,329 ($0.00 per share) compared to a net loss of $14,119 in the corresponding period of 1999. During the 2000 period, $270,000 in Minimum Payments to TSVLP were recognized compared to $370,000 in the corresponding period of 1999. General and Administrative expenses decreased approximately $35,762 in the 2000 period compared to 1999, primarily reflecting lower legal, financial consulting and office rental costs.

For the three month period ended June 30, 2000, the Company recorded a net loss of $28,637 compared to a net loss of $21,883 in the corresponding period of 1999. During both the 2000 and 1999 periods, $135,000 in Minimum Payments to TSVLP were recognized. General and Administrative expenses increased approximately $7,542 in the 2000 period compared to 1999, primarily reflecting travel expenses related to evaluation of mining opportunities in Mexico.

                                     PART II
  1.  No report required.
  2.  No report required.
  3.  No report required.
  4.  No report required.
  5.  No report required.
* 6.a Management Agreement dated effective July 1, 2000 between U.S. Gold Corporation and Gold Resource Corporation.
  6.b No report required.

*  Filed herewith.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION
Dated:  August 1, 2000      By /s/ William W. Reid
                            William W. Reid, President and Chairman
                            of the Board

Dated:  August 1, 2000      By  /s/ William F. Pass
                            William F. Pass, Vice President and Chief
                            Financial Officer