Form 10QSB
period 2000-09-30
U S GOLD CORP
filed 2000-11-01
CIK 314203

FORM 10-QSB
                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 2000
                            or
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                    Outstanding as of November 1, 2000
Common Stock, $0.10 par value                    13,973,730


                        U.S. GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended September 30, 2000 and 1999
                             (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       2000        1999      2000      1999
Revenues:
 Project payments                     $135,000   $135,000   $405,000 $505,000
 Interest income                            34         22         65       73
 Gain (loss) on sale of assets               -          -          -   (6,606)
   Total revenues                      135,034    135,022    405,065   498,467

Other costs and expenses:
 General and administrative            130,167    126,810    350,637   482,248
 Capitalization of prior
   period costs                       (140,000)         -    (40,803)        -
 Consulting fees, related Parties            -          -          -    10,000
 Interest                                   869     1,846      2,853     5,524
 Depreciation                             3,903     4,211     11,612    12,659
   Total expense                         (5,061)  132,867    324,299   510,431

Income (loss) before income taxes       140,095     2,155     80,766   (11,964)
Provision for income taxes                    -         -          -         -
Net income (loss)                      $140,095    $2,115    $80,766  $(11,964)

Basic and diluted per share data:
  Basic                                $0.01      $0.00      $0.01    $(0.00)
  Diluted                              $0.01      $0.00      $0.01    $(0.00)

Weighted average shares
 outstanding                      13,973,730 13,927,469 13,966,210 13,927,469


                         U.S. GOLD CORPORATION
                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
                         COMPREHENSIVE INCOME
             Nine Months Ended September 30, 2000 and 1999
                            (Unaudited)

                               September 30, 2000   September 30, 1999

Net income (loss)                      $80,766           $(11,964)

Comprehensive item-
  unrealized gain on
  securities available for sale              -             21,640

Comphensive income (loss)              $80,766             $9,676


See accompanying notes to consolidated financial statements.

                         U.S. GOLD CORPORATION
                       CONSOLIDATED BALANCE SHEET
                          September 30, 2000
                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                            $46,182
  Project payments receivable                          495,000
    Total current assets                               541,182

Project payments receivable                            135,000
Investment in Tonkin Springs LLC                     2,262,578
Investment in affiliate-
  Gold Resource Corporation                            170,648
Other assets                                            52,542
                                                    $3,161,950

LIABILITIES, DEFERRED CREDIT &
SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities              $8,469
 Installment purchase contracts                         9,522
 Related party payables                               247,975
                                                      265,966

Installment purchase contracts, long-term              26,218
Deferred credit, project payments                     675,000
Reserve for reclamation                               640,000
    Total liabilities and deferred credit           1,607,184

Shareholders' equity:
  Common stock, $.10 par value, 18,000,000
   shares authorized; 13,973,730 shares
   issued and outstanding                           1,397,373
  Additional paid-in capital                       31,972,214
  Accumulated deficit                             (31,814,821)
    Total shareholders' equity                      1,554,766
                                                   $3,161,950

See accompanying notes to consolidated financial statements.


                            U.S. GOLD CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                          September 30,    September 30,
                                              2000               1999

Cash flows from operating activities:
  Interest received                             $65                $73
  Project Payments                          450,000            505,000
  Cash paid to suppliers and employees     (439,224)          (520,205)
Cash provided by (used in)
  operating activities                       10,841            (15,132)

Cash flows from investing activities:
  Sale of marketable securities
   and assets                                     -             21,720
  Capital expenditures                       (2,665)            (1,193)
Cash provided by (used in)
  investing activities                       (2,665)            20,527

Cash flows from financing activities:
  Payments on installment
   purchase contracts                       (10,474)            (6,871)
Cash (used in) financing activities         (10,474)            (6,871)

Decrease in cash and cash equivalents        (2,298)            (1,476)
Cash and cash equivalents,
  beginning of period                        48,480              1,954
Cash and cash equivalents,
  end of period                             $46,182               $478

Reconciliation of net loss to cash used
  in operating activities:
  Net income (loss)                         $80,766           $(11,964)
  Items not requiring (providing) cash:
    Capitalization of prior years costs     (40,803)                 -
    Loss on sale of assets                        -              7,778
    Depreciation                             11,612             12,659
  Increase (decrease) in current
    liabilities related to operations        85,237               (757)
  Decrease (increase) in other assets,
    long term                              (125,971)           (22,848)

Cash provided by (used in)
  operating activities                      $10,841           $(15,132)

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

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as the accounts of the wholly-owned Tonkin Springs Venture Limited Partnership ("TSVLP"). Significant intercompany accounts and transactions have been eliminated. The investment in an affilate company, Gold Resource Corporation, is carried at cost.

Per share amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (13,973,730 and 13,966,210, respectively for the three and nine month periods ended September 30, 2000 and 13,927,469 for both the corresponding periods of 1999). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share with the weighted-average number of shares outstanding during the period (14,162,595 and 14,541,252, respectively for the three and nine month periods ended September 30, 2000 and 14,266,674 for the three month period ended September 30, 1999). For the nine months ended September 30, 1999 options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Recent Pronouncements: The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation effects applications under APB Opinion No. 25. This interpretation is effective for interim statements beginning after July 1, 2000 and requires variable option plan accounting for plans where certain option agreements were terminated and new option agreements were entered into by a company. Under variable option plan accounting, outstanding options to acquire shares must be marked-to-market with the cumulative net adjustment included in the statement of operations and with the net cumulative adjustment balance reflected in paid in capital within shareholders' equity. This accounting is required until the options in question are either exercised, terminated or expire. The Company adopted this interpretation effective with interim statements as of September 30, 2000. However, since the exercise price of outstanding stock options were greater than the share price as of September 30, 2000, no adjustment was required.

The FASB has also issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The
Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that implementation of SFAS No. 133 has no effect on the earnings and financial position of the Company.

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

2.    Tonkin Springs Project

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the "Properties") subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended (the "1993 Agreement"), with Gold Capital Corporation ("Gold Capital") being the holder
of 60 percent undivided interest and project manager.   Effective February 26,
1999 (the "Effective Date") TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40 percent and 60 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation ("TSHI") which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation ("Sudbury") (SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation ("Agnico-Eagle") (AME:NYSE). TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC ("TSLLC") in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The deemed amount of the Initial Contribution of TSVLP to TSLLC is $2 million and for TSHI the Initial Contribution to TSLLC is $3 million. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineralization in the Properties.

Under the Members' Agreement and the Operating Agreement of the TSLLC,
TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration related costs only) of the Properties (the "Cut-Off Date"). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHI's Recoupable
Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the Effective Date.
TSHI has reported that through September 30, 2000 the balance of
Exploration expenditures on the Properties is approximately $1,330,818 and that the balance of the Recoupable Amount as of that date is approximately
$8,788,651.   If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition,
TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for Exploration of the Properties in the
amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date
but prior to the date of TSHI's withdrawal or deemed withdrawal.   TSVLP
and TSHI (the "Members") have designated Tonkin Springs Management Co., a Colorado corporation ("TSMC", and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March
1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively "Minimum
Payments to TSVLP"). One half of Minimum Payments to TSVLP are added to TSHI's Recoupable Amount as discussed further below (and included in the September 30, 2000 balance as reported above). As of September 30, 2000, there remains recorded a $630,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP, of which $495,000 is classified as a current asset, offset by a $675,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

3.    Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Company's interest in the Tonkin Springs Properties were contributed into the Tonkin Springs LLC with TSMC as manager. The following is the condensed unaudited balance sheet of Tonkin Springs LLC as of September 30, 2000, and
a condensed statement of operations for the nine months then ended.   All
costs associated with the Properties have been funded by TSHI.

    STATEMENT OF OPERATIONS                 Nine Months Ended
                                            September 30, 2000

Interest income                                 $30,063

Exploration expense                             697,856
Property holding costs, net                     660,410
Depreciation                                     34,759
                                              1,393,025

  Net loss                                  $(1,362,962)


BALANCE SHEET                              September 30, 2000

Assets:
Cash                                           $184,248
Prepaid claim fees                               29,552
                                                213,836

Property, plant, equipment, net               5,057,934
Restricted time deposit for reclamation bond  1,347,224
  Total assets                               $6,618,994

Liabilities, Reserves and Members' Equity:
Current liabilities                             $19,287
Reserve for reclamation                       1,469,000
                                              1,488,287

Members' Equity-
 TSHI                                         3,130,707
 TSVLP                                        2,000,000
Total members' equity                         5,130,707

Total liabilities, reserves and
  members' equity                            $6,618,994


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

5.     Related Party Transactions

Effective November 15, 1997 through February, 1999, the Company and
Moyes & Newby & Co, ("Moyes Newby") entered into a month-to-month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month for a total paid or accrued for 1999 of $10,000. Douglas J. Newby, a director of the Company, was then managing partner of Moyes Newby.

Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of September 30, 2000, the total amount of such voluntary deferral was $229,975. In addition, certain of the director fees accrued for 1999 and the first nine months of 2000 in the amount of $18,000 remain unpaid as of September 30, 2000. All of these amounts are reflected as liabilities of the Company as of September 30, 2000.

Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC. The business objective of GRC is to acquire and develop mining properties in Mexico. GRC is responsible for all funding needed and anticipates raising funds through the sale of GRC stock and debt financing. Under the management contract, the Company will receive approximately 166,667 shares of GRC per quarter over the 18 month duration of the contract for an aggregate 1,000,000 shares of GRC common stock, of which 166,670 were recieved for the three month period ended September 30, 2000, all with stated value under the agreement of $.50/share. In addition, the Company received 280,000 shares in GRC with the execution of the management contract as consideration for staff time and expenses associated with evaluation of opportunities in Mexico during 1999 and the first half of year 2000. The aggregate number of GRC shares owned by the Company as of September 30, 2000 is 446,670. The management contract may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximatley 50 percent of the available time of its staff. The aggregate shares of GRC to be received by the Company under this contract, 1,280,000, initially represents approximately 39 percent of the current capitalization of GRC but that percentage is anticipated to be temporary in nature since it is anticipated that GRC will issue additional shares for funding and/or for the acquisition of property interests. The shares of GRC are not publicly traded. The Company is accounting for its investment in GRC under the cost method of accounting and as of September 30, 2000 has reflected an investment of $170,648, representing staff time and expenses, with respect to 446,670 shares of GRC earned through that date under the management contract. William W. Reid, president, chief executive officer and chairman of the Board of Directors of the Company and David C. Reid, vice president and director of the Company are currently the controlling shareholders of GRC. William F. Pass, vice president, chief financial officer and secretary of the Company, has been granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. Through the arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional expenditures, other than those related to the current level of corporate overhead expenditures.

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

The objective of the Company is to maximize its shareholder value through maintaining its 40% interest in the Tonkin Springs Property and participating in other mining opportunities, particularly in Mexico. The Company may also consider acquisition, merger opportunities or other business transactions to achieve its objectives.

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively "Minimum
Payments to TSVLP"). During the nine months ended September 30, 2000 and 1999, the Company received $405,000 and $505,000, respectively, in Minimum Payments to TSVLP which are reflected in revenue including for the 2000 period the January 2000 payment of $45,000 which was received in December, 1999. One half of Minimum Payments to TSVLP will be added to TSHI's Recoupable Amount as discussed further below. As of September 30, 2000, there remains recorded a $630,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP of which $495,000 is classified as a current asset offset by a $675,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

As of September 30, 2000, the Company had working capital of $275,216 made up of current assets of $541,182 and current liabilities of $265,966. During the next twelve months the Company anticipates receipt of $495,000 in Minimum Payments to TSVLP from the TSLLC. The Company may also issue equity in public or private transactions to raise additional working capital. These items are the primary source of working capital presently anticipated during 2000 and 2001.

Net cash provided by (used in) operations increased to $10,841 for the nine months ended September 30, 2000 from $(15,132) for the corresponding period of 1999, primarily reflecting $505,000 in Minimum Payments to TSVLP during the 1999 period compared to $450,000 received during the 2000 period, as well as lower cash paid to suppliers and employees. Cash flow from investing activities for the 1999 period was $20,527 compared to ($2,665) for the 2000 period reflecting the sale of marketable securities in the 1999 period and capital expenditures in the 2000 period. Cash flows from financing activities decreased to $(10,473) for the 2000 period compared to ($6,871) for the corresponding period of 1999 reflecting payments on installment purchase contracts.

Results of Operations - 2000 Compared to 1999

     For the nine month period ended September 30, 2000, the Company recorded a net income of $80,766 ($0.01 per share) compared to a net loss of $11,964 in the corresponding period of 1999. During the 2000 period, $405,000 in Minimum Payments to TSVLP were recognized compared to $505,000 in the corresponding period of 1999. General and Administrative expenses decreased approximately $131,611 in the 2000 period compared to 1999, primarily reflecting capitalization of overhead costs of approximatley $129,845 associated with the management contract with Gold Resources Corporation ("GRC") for which the Company recieved shares of GRC, as well as lower legal, financial consulting and office rental related costs offset, in part, by higher deferred salary expense. In addition, the 2000 period reflects capitalization of 1999 staff time and expenses under the management contract in the amount of $40,803. Under the management contract with GRC which was effective July 1, 2000, the Company recieved 280,000 shares of GRC as consideration for staff time and expenses associated with evaluation of opportunities in Mexico prior to the date of the contract (including the 1999 period) and 166,670 shares related to management services for the three months ended September 30, 2000, for an aggregate of 446,670 shares of common stock of GRC.

     For the three month period ended September 30, 2000, the Company recorded a net income of $140,095 compared to a net income of $2,115 in the corresponding period of 1999. During both the 2000 and 1999 periods, $135,000 in Minimum Payments to TSVLP were recognized. General and Administrative expenses increased approximately $3,357 in the 2000 period reflecting capitalization of $30,648 in overhead costs related to 166,670 shares of GRC common stock recieved for the period compared to approximatley $15,724 of capitalized property evaluation costs during the 1999 period. That comparison is further offset by higher 2000 period expenses, primarily deferred salaries, audit, tax and legal expenses. In addition, $140,000 of staff time and expenses related to and expensed during 1999 ($40,803) and the six months period ended June 30, 2000 ($99,197) were capitalized effective July 1, 2000 as part of the consideration for 280,000 shares of GRC common stock recieved effective under the management contract with GRC.

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

                         U.S. GOLD CORPORATION

Dated:  November 1, 2000     By /s/ William W. Reid
                             William W. Reid, President and Chairman
                             of the Board

Dated:  November 1, 2000     By /s/ William F. Pass
                             William F. Pass, Vice President and Chief
                             Financial Officer