Form 10KSB
period 2000-12-31
U S GOLD CORP
filed 2001-03-27
CIK 314203

March 27, 2001

Securities and Exchange Commission
Branch of Edgar Operations-Filers Support
6432 General Green Way
Alexandria, VA 22312

                    Re: U.S. Gold Corporation Form 10-KSB
                        File No. 0-9137

Gentlemen and Ladies:

U.S. Gold Corporation (the Company) hereby files its Form 10-KSB for the year ended December 31, 2000, by Edgar submission.

The financial statements contained in the Form 10-KSB do not include any change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

/s/ William F. Pass
Vice President and Chief Financial Officer

enclosures