Form 10KSB/A
period 2000-12-31
U S GOLD CORP
filed 2001-03-28
CIK 314203

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549
                                    FORM 10-KSB

(Mark One)
[X]  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31,
     2000

[ ]  Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to __________

                 Commission file number  0-9137

                     U.S. GOLD CORPORATION
              (Name of small business issuer in its charter)

        Colorado                              84-0796160
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

     2201 Kipling Street, Suite 100, Lakewood, Colorado 80215
           (Address of principal executive office) (Zip Code)

Issuer's telephone number   (303) 238-1438

Securities to be registered pursuant to Section 12(b) of the Act:
Title of class                Name of exchange on which registered
     None                                     N/A

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, $0.10 par value
                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

State issuer's revenues for its most recent fiscal year. $540,090 in revenues for year ended December 31, 2000.

The aggregate market value (at the last trade price of $0.42 per share) of the Common Stock of U.S. Gold Corporation held by nonaffiliates as of March 9, 2001 was approximately $5,855,000.
As of March 9, 2001, there were 13,973,520 shares of Common Stock, par value $0.10, outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):
     yes    no x


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS REPORT WHICH RELATE TO THE COMPANY'S PLANS, OBJECTIVES OR FUTURE PERFORMANCE MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS OF MANAGEMENT. ACTUAL STRATEGIES AND RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED BECAUSE OF FACTORS INCLUDING GOLD PRICE, MINERALIZED MATERIAL GRADES, METALLURGICAL RECOVERY, OPERATING COSTS, MARKET VALUATION, AND PROJECT OPERATOR'S DECISIONS AND PERFORMANCE UNDER THE TONKIN SPRINGS LIMITED LIABILITY COMPANY, AS WELL AS OTHER RISKS AND UNCERTAINTIES.

                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

    U.S. Gold Corporation, also referred to as the "Company" or "we", was organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, the Company, by vote of its shareholders, changed its name from Silver State Mining Corporation to U.S. Gold Corporation.

Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver, and has conducted such operations in various western U.S. states.

    The Company's only mining property currently is the Tonkin Springs property which is located in Eureka County Nevada. Our ownership interest in this property is held by Tonkin Springs Venture Limited Partnership, also referred to as "TSVLP", which is a Nevada limited partnership. TSVLP, in turn, is owned 100% by two of our wholly-owned subsidiaries.

    On December 31, 1993, TSVLP sold a 60 percent undivided interest in Tonkin Springs to Gold Capital Corporation, a Colorado corporation. TSVLP retained a 40 percent undivided interest in Tonkin Springs. Then, effective February 26, 1999, TSVLP and Gold Capital terminated the Tonkin Springs Project Mining Venture Agreement dated December 31, 1993 as amended, also referred to as the "1993 Agreement". Gold Capital then immediately sold it's 60% undivided interest in Tonkin Springs to Tonkin Springs Holdings Inc., a Colorado corporation, also referred to as "TSHI", which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation, also referred to as "Sudbury," whose shares are traded on the Toronto stock exchange under the symbol SUD. Sudbury is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation, also referred to as "Agnico-Eagle," whose shares are traded on the New York Stock Exchange under the symbol AME. TSHI then immediately contributed its 60% undivided interest in Tonkin Springs into a new limited liability company, Tonkin Springs LLC, also referred to as "TSLLC," in exchange for 60% of the equity membership interest of TSLLC, and TSVLP contributed its 40% undivided interest in Tonkin Springs into TSLLC in exchange for 40% of the equity membership interest of TSLLC.

Business

General

    The Company is primarily engaged in the precious metal mining business in the continental United States, however, it may also
evaluate and develop properties outside the United States.   The
Company owns, through its wholly-owned subsidiaries, a 40% interest in TSLLC which owns the Tonkin Springs gold mine located in Eureka County, Nevada.

    As a gold mining company, our activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties and, where warranted, development and construction of mining and processing facilities, mining and processing and the sale of gold and other metal by-products. We may also enter into joint ventures or partnerships to accomplish these activities. All refined bullion is either sold to outside companies, delivered in satisfaction of forward sale delivery contracts, or held in inventory for later disposition. We may also enter into joint undertakings with other companies to accomplish the same purposes.

Contribution of 40% Interest in Tonkin Springs into Tonkin Springs Limited Liability Company

    Effective February 26, 1999 (the "Effective Date") TSVLP and Gold Capital terminated their joint venture and the 1993 Agreement and each party retained their respective 40% and 60% undivided interests in the Tonkin Springs properties, also referred to as the "Properties." Gold Capital then sold it's 60% interest in Tonkin Springs to TSHI, and TSHI and TSVLP, also referred to as the "Members," then contributed their respective undivided interests in Tonkin Springs into a new Delaware limited liability company, the Tonkin Springs LLC or TSLLC. TSVLP holds 40% of the equity membership interest of TSLLC, and TSHI holds 60% and is manager.

    TSHI is required to fund all costs related to the Properties until they have expended $4 million on defined Exploration of the Properties, also referred to as the "Cut-Off Date". Through December 31, 2000, TSHI has reported that it has expended approximately $1,865,754 on Exploration. If TSHI should withdraw from the TSLLC prior to expending $4 million on Exploration, TSHI shall have no further right, title or interest in Tonkin Springs or TSLLC and its ownership interest shall be deemed transferred to TSVLP.

    TSHI agreed to pay TSVLP an aggregate $1,720,000 as partial consideration for the terms and conditions of the TSLLC of which $1,225,000 has been paid through December 31, 2000 and the remaining $495,000 is anticipated to be paid during 2001 at the rate of $45,000 per month. If the Properties are put into production by TSLLC then TSHI shall also pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which defined Commencement of Commercial Production is achieved.

    After the Cut-Off Date, TSVLP is required to fund its 40% share of all costs of the Properties or be subject to dilution under a formula. However, as long as TSHI owns at least 50% interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans. If, however, TSVLP does not repay a loan when due, TSHI shall have no further obligation to make additional loans to TSVLP and TSVLP shall be subject to dilution under a formula. If any Member's ownership interest falls to 10 percent or less as a result of dilution such Member shall be deemed to have withdrawn from the TSLLC and shall be granted an overriding 2% net smelter royalty on products subsequently extracted, removed and sold from the Properties. After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million.

    After Commencement of Commercial Production, TSHI shall receive preferential distribution of Cash Flow, if any, until they have recovered the Recoupment Amount in that 60% of any Cash Flow shall be distributed to TSHI and the remaining Cash Flow shall be distributed to TSHI and TSVLP in proportion to their respective ownership interest. After TSHI has recovered the Recoupment Amount, 100% of Cash Flow shall be distributed to the Members in proportion to the Member's ownership interest. Therefore, initially during the period in which TSHI is thus receiving preferential payments, TSVLP shall receive 16% of Cash Flow from operations. Cash Flow otherwise due TSVLP shall first be applied to reduce any loans outstanding from TSHI. Through December 31, 2000, TSHI has reported that the Recoupable Amount balance is approximately $9,518,022.

    The Company has guaranteed TSVLP's obligations under the TSLLC and TSVLP has given a security interest (consisting of its ownership interest arising under the TSLLC) in favor of TSHI to
secure its performance under the TSLLC.   Sudbury has guaranteed
certain obligations of TSHI.

    The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40% undivided interest in the Properties to the TSLLC. For more information concerning TSLLC please refer to Footnotes 2 and 3 of Consolidated Financial Statements elsewhere in this report.

Loan Settlement Agreement with FABC

    Effective February 21, 1992, the Company entered into a Loan Settlement Agreement with its former senior secured lender, French American Banking Corporation, referred to as "FABC". As partial consideration to FABC under that agreement the Company entered into an agreement between Tonkin Springs Gold Mining Company, referred to as "TSGMC" and a wholly owned subsidiary of the Company, and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

Competitive Business Conditions and Gold Price

    The exploration for, and the acquisition and development of gold properties are subject to intense competition. Companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than the Company to compete for such mineral properties. Our present limited cash flow means that our ability to compete for properties to be explored and developed is more limited than in the past. We believe that competition for acquiring mineral prospects will continue to be intense in the future. Therefore, we may have to undertake greater risks than more established companies in order to compete. The market price for gold depends on numerous factors beyond our control, including production or sales by other gold producing nations, sales and leasing of gold reserves by governments and central banks, a low rate of inflation and a strong U.S. dollar, global and regional depression or reduced economic activity, and speculative trading. A substantial or extended decline in gold prices would have a material adverse effect on our business.

Major Customers

    Sales of refined gold and silver bullion derived from operating properties in the past have been made to unaffiliated companies.
We believe that the loss of these customers would not affect our business.

Patents, Trademarks, Licenses, Franchises, Concessions

    We own three United States patents (expiring in 2008) and two Republic of South Africa patents covering various aspects of our bio-oxidation technology. If feasible, we intend to exploit our bio-oxidation expertise, technology and patents to help create business opportunities in the gold mining business. We also own two Chilean patents related to our bio-oxidation technology. No research and development expenditures have been incurred during the last two years.

    We do not own any trademarks, licenses, franchises or concessions, except mining interests granted by governmental authorities and private landowners. No portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Government Regulations

    In connection with mining, milling and exploration activities, we are subject to extensive Federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

    A number of bills have been introduced in the U.S. Congress over the past years that would revise in various respects the provisions of the Mining Law of 1872, but none of these proposals currently are under active considerations. However, if enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to a obtain patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. Our financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take. Effective January 20, 2001, the United States Bureau of Land Management's ("BLM") surface management regulations went into effect. These regulations have become generally described as the "3809" regulations. These regulations materially increase the operational and financial burdens upon parties who conduct operations pursuant to the Mining Law of 1872 on public lands of the United States. The 3809 regulations will make it more time-consuming and expensive to obtain BLM approvals for plans of operations for exploration, development and mining operations and to bond for these operations.

It is not possible at this time to quantify the amount of that delay or those costs. The validity of the 3809 regulations currently is being challenged in federal courts by the National Mining Association, the Nevada Mining Association and other industry organizations and individuals.

Costs and Effects of Compliance with Environmental Laws

    In connection with our mining, milling and exploration activities, we are required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company or TSLLC have obtained, or are in the process of obtaining, environmental permits, licenses or approvals required for its operations. Management is not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

    The Company through TSVLP, owns a 40% interest in the TSLLC whose primary asset is the Tonkin Springs properties, and with TSHI is jointly responsible for the reclamation obligations related to disturbances at Tonkin Springs. The prior estimate of reclamation costs of disturbances of the Properties on a 100% basis was approximately $1.47 million. During 2000 TSLLC prepared an updated estimate of all reclamation costs totaling approximately $1.94 million which estimate has been filed with appropriate governmental agencies (the Nevada Department of Environmental Protection and the Federal Bureau of Land Management) for review, approval and for determination of any additional amount of bond funding required. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies is the responsibility of TSHI under the terms of the TSLLC agreement prior to the Cut-Off Date. TSVLP and the Company's portion of the updated reclamation cost estimate is approximately $776,000 which has been reflected as an obligation on the Company's financial statements as of December 31, 2000. At December 31, 2000 TSLLC had a cash bond posted in the amount of $1.4 million with the required governmental agencies secured by a restricted cash time deposit of $1.4 million. TSLLC is anticipated to increase the cash bond deposit for the updated reclamation cost estimate during 2001. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties.

    The Company has transferred its interest in several mining properties over the past years. We could remain potentially liable for environmental enforcement actions related to our prior ownership interest of such properties. However, we have no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

We are not currently subject to any material pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted and enacted in the future which may have an impact on our operations. We cannot now accurately predict or estimate the impact of any such future laws or regulations on our operations.

Employees

    At December 31, 2000, we had 3 employees, each of whom were employed on a full-time basis.

ITEM 2.    DESCRIPTION OF PROPERTIES.

Tonkin Springs Properties

General

    Through February 26, 1999, the Company through TSVLP held a 40% undivided ownership interest in the Tonkin Springs properties located in Eureka County, Nevada, subject to the Project Joint Venture under the 1993 Agreement. Until that date Gold Capital owned the remaining 60% undivided interest in Tonkin Springs and was project manager. Effective February 26, 1999, TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40% and 60% undivided interests in Tonkin Springs. Gold Capital then immediately sold it's 60% interest in Tonkin Springs to TSHI, and then TSHI and TSVLP each immediately contributed their respective undivided interests in Tonkin Springs into the TSLLC in exchange for 40% and 60%, respectively, of the equity stock of TSLLC. The Tonkin Springs properties are located on the Battle Mountain-Cortez Trend, approximately 45 miles northwest of Eureka, Nevada.

    Tonkin Springs is an open-pit gold mining and processing project consisting of unpatented mining claims, an integrated milling facility, and support facilities on approximately 25,600 acres of Federal land located along the Battle Mountain - Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada. Part of the mineralized material at the Project is contained in sulfides and will require pre-treatment prior to the conventional mill or heap recovery processing. An important part of the mineralized material at the Project is in oxide form, located at the Tonkin North deposit, and is amenable to conventional heap leach extraction methods.

    The Company has held an interest in Tonkin Springs since 1984 and historically produced approximately 26,000 ounces gold from an oxide ore heap leach operation during 1985 through 1988 prior to construction the mill facilities to process sulfide mineralization discussed further below under "History of Property."

Recent Activities at Tonkin Springs

    During 2000, TSLLC was involved with the analysis of historic exploration data, exploration drilling on the property as well as other exploration efforts. Drilling in 2000 included the Twin Peaks target, the first target to be drilled outside of the mine corridor where the established gold mineralization at the Properties is located. A new area of gold mineralization was discovered at Twin Peaks which area is in the northern portion of the property and lies on trend between the mine corridor and previous mining operations at Tonkin Springs to the south and established mines of other companies to the north. Additional exploration at Twin Peaks will be required to evaluate the significance of this discovery. Exploration drilling for 2001 commenced in January 2001. During TSHI's involvement with Tonkin Springs and through January 2001, TSLLC has drilled a total 50,045 feet in 84 exploration drill holes and has run approximately 33 miles of geophysical CSAMT survey. During 2000 and based upon encouragement at Twin Peaks, TSLLC acquired an additional 91 claims bringing the total property position of the Properties to approximately 40 square miles.

    The preliminary budget for Tonkin Springs for year 2001 includes funding for an estimated 22,000 feet of reverse circulation drilling, related road construction and permitting costs for follow-up drilling from results obtained in 2000, testing new target areas outside of the mine corridor as well as exploring open-ended high-grade mineralization in the existing pit areas of the mine corridor.

    Continuing a program begun in 1998, TSLLC obtained a final report from Newmont Mining Corporation related to test work on Tonkin Springs ore using Newmont's proprietary and commercially proven N2TEC flotation technology. The test work involved grinding the ore followed by flotation using the N2TEC process to concentrate the gold bearing sulfides. While the test work was limited in sample size and scope, the tests did indicate that the sulfide ores from Tonkin Springs are amenable to N2TEC flotation with total gold recovery from concentrate and through cyanidation of the float tails of 88 to 91 percent. This test work indicates that an additional, commercially proven technology may be available to process the Tonkin Springs ores and could be used with minimal addition to the existing 1,500 ton per day mill facility located at the Project.

    The Company is of the opinion that because of the substantial existing asset base at the Tonkin Springs project, the amount of mineralized material already known on the property, the demonstrated ability to make flotation concentrates utilizing the N2TEC technology, and with the ability to bio-oxidize such floatation concentrates, Tonkin Springs can become a viable mining project. There can be no assurance, however, that the expectations of the Company can be realized.

    At the Tonkin Springs properties, access is provided by a county maintained road. Electrical power is provided through a substation located near the mill and operated by Sierra Pacific Power Company. Water is available through production wells which have been established on the site. The project also contains an assay laboratory and metallurgical pilot plant testing lab. In addition to the heavy equipment shop for repair and maintenance of mining equipment, a repair shop and warehouse building is situated adjacent to the mill building. The site also contains facilities to store and distribute propane, diesel fuel and gasoline. An administrative building is available to office management and administrative personnel. Potable water will be brought in from outside the project.

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

Claims

    The Tonkin Springs project consists of a total of 1,316 unpatented mining and millsite claims encompassing approximately 40 square miles. Of that amount, an aggregate of 370 of the unpatented mining claims covered by the Project are leased from unaffiliated third parties pursuant to three mining leases. One lease at Tonkin North, which covers 269 claims, has an initial term which expires December 31, 2006 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. The Buffington Lease, which covers 10 claims, had an initial term which expired August 9, 1996, and has been extended on a year to year basis by continued payment of advance royalties. Each lease contains certain conditions and other requirements for annual payments, as well as expenditures or work to be performed in order to retain the leased claims.

    The Tonkin North lease requires an annual advance royalty in the amount of $150,000, or the value of 450 ounces of gold, whichever is greater, which royalty is payable in January of each year. The lease also requires production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid which had a balance at December 31, 2000 of approximately $2,250,000. TSLLC is required to perform an annual work commitment and the lease includes a defined area of interest extending from the boundaries of certain claims. Certain of the claims which are included in the Tonkin North lease are also subject to a 1% net smelter return royalty (defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions) payable to Precambrian Exploration, Inc. after $15,000,000 in gross revenues are realized from the claims.

    The Buffington lease, which covers 10 claims, requires nominal payment of an initial advance royalty and 5% of all net returns following commencement of production.

    In March, 1994, 215 claims covering approximately 4,400 acres adjacent to the Tonkin Springs project were acquired from an unaffiliated third party. The claims are subject to a royalty of 1% of net smelter returns for gold when the indexed price of gold is $350 per ounce or more, and a royalty of 1% of net smelter returns for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices. The indexed prices shall reflect adjustments based on the Producer's Price Index, sub-index Finished Goods Excluding Foods, as published by the United States Department of Commerce.

    During 2000, and reflecting drilling in the Twin Peaks exploration area, TSLLC acquired 91 claims adjacent to the Tonkin
Springs project referred to as the Coal Canyon claims. These claims amount to approximately 4 square miles are subject to a royalty of 2% of gross smelter returns.

    An aggregate of 913 of the unpatented mining claims covered by the Project, as well as 33 millsites claims, are owned by TSLLC.
A total of 317 of these claims are subject to a royalty of 2% of net smelter returns, which becomes payable to Precambrian Exploration, Inc. after $50 million in gross revenues is realized from the claims. Precambrian Exploration, Inc. is an unaffiliated third party and predecessor in interest to the claims. Precambrian may elect to receive its royalty in the form of gold and silver upon proper notice to TSLLC.

    Of the total of 1,316 mining claims encompassing the Tonkin
Springs project, 698 are not subject to any royalties.

History of Property

    In late 1989, U.S. Gold substantially completed construction of a 1,500 ton-per-day milling facility at Tonkin Springs designed to utilize stirred-tank bioleaching technology in the pre-oxidation step for sulfide mineralized material to allow subsequent extraction of the gold through the conventional carbon-in-leach mill process. The construction cost of the mill was approximately $31 million. We operated the integrated mill facility in a start-up mode commencing in March, 1990. However, the mill facility did not reach commercial operation by June, 1990, and because of severe liquidity problems we put the operation on stand-by status beginning in June, 1990, while we concluded a transaction with a wholly-owned subsidiary of Homestake Mining Company of California, hereafter called "Denay". In the February 13, 1991 Denay transaction, we sold a 51 percent undivided interest in the Tonkin Springs properties to Denay and the parties contributed their respective interests in the properties into the TSVLP. Ownership in the TSVLP was initially: Tonkin Springs Gold Mining Company, also referred to as "TSGMC", a wholly-owned subsidiary of the Company- 49 percent, Denay- 51 percent, with Denay and TSGMC general partners and Homestake Nevada a limited Partner. Denay was initially designated manager of the Properties. Effective October 9, 1992, Denay withdrew from TSVLP and as provided for and governed by the Limited Partnership Agreement the partnership interest of the withdrawing parties reverted to TSGMC and U.S. Environmental Corporation, also referred to as "USEC" and a wholly-owned subsidiary of the Company. Upon the withdrawal by Denay from the TSVLP, the Company acquired 100% ownership of the partnership with our interest held 99.5% by TSGMC and 0.5% by USEC. Effective December 31, 1993, TSVLP sold a 60% interest in Tonkin Springs to Gold Capital Corporation. As noted above, TSVLP now holds a 40% interest in TSLLC which owns the Tonkin Springs properties.

    The Company has held an interest in Tonkin Springs since 1984 and historically produced approximately 26,000 ounces gold from an oxide ore heap leach operation during 1985 through 1988 prior to construction the mill facilities to process sulfide mineralization described above.

ITEM 3.    LEGAL PROCEEDINGS.

                NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                NONE

                               PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Our common stock trades on the OTC Bulletin Board under the symbol "USGL." The tables below set forth the high and low sales prices for our common stock as reflected on the OTC Bulletin Board, for the fiscal years ended December 31, 2000 and 1999. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

          Fiscal Year Ended
          December 31, 2000           High           Low
          First Quarter              $.31           $.19
          Second Quarter             $.27           $.22
          Third Quarter              $.25           $.13
          Fourth Quarter             $.19           $.11

          Fiscal Year Ended
          December 31, 1999           High           Low
          First Quarter              $.19           $.13
          Second Quarter             $.28           $.13
          Third Quarter              $.31           $.13
          Fourth Quarter             $.29           $.15

    As of March 9, 2001 there were approximately 7,500 record holders for our common stock.

    No dividends have ever been paid with respect to our common stock and we do not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Tonkin Springs (the "Properties") is the only property interest of U.S. Gold Corporation (the "Company") and is reflected by the Company's 40 percent interest in Tonkin Springs LLC (TSLLC"), a Delaware limited liability company. The Company's interest in TSLLC is held by Tonkin Springs Venture Limited Partnership ("TSVLP"), a partnership 100% owned by subsidiaries of the Company.

    Until February 26, 1999, the Properties were subject to the Tonkin Springs Project Joint Venture (the "1993 Agreement") with Gold Capital Corporation ("Gold Capital") owner of 60 percent, project manager and responsible for all funding. Effective February 26, 1999, TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40% and 60% undivided interests in the Properties. Gold Capital then immediately sold it's 60% undivided interest in the Properties to Tonkin Springs Holdings Inc., a Colorado corporation ("TSHI") which is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation ("Sudbury")(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation ("Agnico-Eagle") (NYSE:AME). TSVLP and TSHI (the "Members") then immediately contributed their respective undivided interests in the Properties into the new limited liability company, TSLLC, in exchange for 40% and 60%, respectively, of the equity membership interest of TSLLC. TSHI is manager of TSLLC.

Activities at Tonkin Springs Properties

    During 2000, TSLLC was involved with the analysis of historic exploration data, exploration drilling on the property as well as other exploration efforts. Drilling in 2000 included the Twin Peaks target, the first target to be drilled outside of the mine corridor where the established gold mineralization at the Properties is located. A new area of gold mineralization was discovered at Twin Peaks which area is in the northern portion of the property and lies on trend between the mine corridor and previous mining operations at Tonkin Springs to the south and established mines of other companies to the north. Additional exploration at Twin Peaks will be required to evaluate the significance of this discovery. Exploration drilling for 2001 commenced in January 2001. During TSHI's involvement with Tonkin Springs and through January 2001, TSLLC has drilled a total 50,045 feet in 84 exploration drill holes and has run approximately 33 miles of geophysical CSAMT survey. During 2000 and based upon encouragement at Twin Peaks, TSHI acquired an additional 91 claims bringing the total property position of the Properties to approximately 40 square miles.

    The preliminary budget for Tonkin Springs for year 2001 includes funding for an estimated 22,000 feet of reverse circulation drilling, related road construction and permitting costs for follow-up drilling from results obtained in 2000, testing new target areas outside of the mine corridor as well as exploring open-ended high-grade mineralization in the existing pit areas of the mine corridor.

    Continuing a program begun in 1998, TSLLC obtained a final report from Newmont Mining Corporation related to test work on Tonkin Springs ore using Newmont's proprietary and commercially proven N2TEC flotation technology. The test work involved grinding the ore followed by flotation using the N2TEC process to concentrate the gold bearing sulfides. While the test work was limited in sample size and scope, the tests did indicate that the sulfide ores from Tonkin Springs are amenable to N2TEC flotation with total gold recovery from concentrate and through cyanidation of the float tails of 88 to 91 percent. This test work indicates that an additional, commercially proven technology may be available to process the Tonkin Springs ores and could be used with minimal addition to the existing 2,000 ton per day mill facility located at the Project.

Changes in Financial Condition

    As noted above, effective February 26, 1999, and in exchange for contributing it's respective 40% undivided interests in the Properties, TSVLP received 40% of the equity membership interest of TSLLC. The objective of TSLLC is the exploration, evaluation and, if justified, the development and mining of mineral resources in the Properties.

    At the Effective Date, TSHI commenced making payments to TSVLP in the amount of $640,000 during 1999 and $540,000 during 2000, and continuing at the rate of $45,000 per month through December 1, 2001, for an aggregate $1,720,000 (collectively the "Minimum Payments to TSVLP"). These payments represent consideration to TSVLP for the terms and conditions of the TSLLC, and one half of such payments will be added to TSHI's Recoupable Amount as discussed further below. At December 31, 2000 the Company has recorded a $495,000 receivable due from the TSLLC classified as a current asset reflecting the remaining Minimum Payments to TSVLP. The Company also has recorded a $540,000 deferred credit with the effect that the entire TSHI receivable is offset by a deferred credit. In addition, should TSLLC put the Properties into production, then on the last day in the calendar month in which defined Commencement of Commercial Production ("CCP") is achieved, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the "Lump-Sum Payment").

    Under the Members' Agreement and the Operating Agreement of TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on defined Exploration of the Properties (the "Cut-Off Date"). All expenditures funded by TSHI prior to the Cut-Off Date shall be added to TSHI's Recoupable Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold
Capital under the 1993 Agreement as of the Effective Date.   As of
December 31, 2000, TSHI has reported that it has spent $1,865,754 in Exploration and that the Recoupment Balance as of that date was $9,518,022.

    After CCP, 60% of positive cash flow from operations of the Properties ("Cash Flow"), if any, shall be distributed to TSHI until TSHI has recovered its Recoupment Amount, and the remaining 40% of Cash Flow shall be distributed to the Members based upon their respective ownership interest on a calendar quarter basis. Therefore, initially during the period in which TSHI is thus receiving preferential payments, TSVLP is anticipated to receive 16% of Cash Flow from operations. Cash Flow otherwise due TSVLP shall first be applied to reduce any Elected Loans outstanding from TSHI, as discussed further below.

    After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding in excess of $20 million. After the Cut-Off Date, TSVLP is required to fund its 40% share of all costs of the Properties or be subject to dilution under a formula. However, as long as TSHI owns at least 50% interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the "Elected Loan") with an interest rate of LIBOR plus 5%. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon (the "Default Amount") shall be incorporated into the computation of dilution of TSVLP's working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of dilution, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2% net smelter royalty (the "NSR") on products subsequently extracted, removed and sold from the Properties.

    The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40% undivided interest in the Properties to the TSLLC in 1999.

Liquidity and Capital Resources

    As of December 31, 2000, the Company had working capital of $251,117 made up of current assets of $549,245 and current liabilities of $298,128. During year 2001, the Company anticipates receipt of $495,000 in Minimum Payments to TSVLP from TSHI. The Company intends and will be required to issue equity in public or private transactions and/or to sell a portion of its assets to raise additional working capital to fund operations and overhead expense commencing in 2002. These items are the primary source of working capital presently anticipated during 2001. Net cash provided by (used in) operations increased from $(1,086) for 1999 to $19,111 for
2000, reflecting receipt of $685,000 in Minimum Payments from TSHI in
1999 compared to $540,000 during 2000, as well as decreases during
2000
in cash paid to suppliers and employees. Cash flow from investing activities decreased from $57,010 in 1999 to $(2,665) in 2000, primarily reflecting proceeds from the sale in 1999 of all Globex common stock.
Cash flows from financing activities decreased from $(9,398) for
1999
to $(10,681) in 2000 reflecting higher payments on installment purchase contracts.

Results of Operations - 2000 Compared to 1999

    For 2000, the Company recorded a net loss of $117,916 or $.01 per share, compared to a loss for 1999 of $60,154 or $.00 per share. For 2000, the Company received $540,000 in Minimum Payments from TSHI compared to $640,000 during 1999. Also during 1999 the Company sold its shares of stock in Globex which generated proceeds of $57,453 and recorded a related loss of $5,105. General and administrative expense decreased approximately $179,095 in 2000 to $475,465 primarily reflecting separate expense classification of $163,389 in overhead costs to the expense of performance of the Gold Resource Corporation ("GRC") management contract discussed further below.

    Effective July 1, 2000, the Company and GRC, a private Colorado corporation and affiliate company, entered into a management contract under which the Company provides general management of GRC business activities in exchange for shares of GRC. GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing should GRC be successful in acquiring a mineral property of merit. The business objective of GRC is to acquire and develop mining properties in Mexico. Two executive officers of the Company are controlling shareholders of GRC. The Company is receiving 1,000,000 shares in GRC over the 18 month duration of the contract plus 280,000 shares for staff time and expenses associated with evaluation of opportunities in Mexico by the Company during 1999 and the first half of year 2000. GRC shares received by the Company through December 31, 2000 total 613,333 representing 24% of GRC capitalization. Through this arrangement the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest.
The independent members of the board of directors of the Company approved the contract with GRC.

    The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to dated have been assessed by the Company to have no determinable value as of December 31, 2000, the investment has been recorded at zero basis. The general and administrative costs which were expensed in 1999 and for which the Company received shares of GRC under the management contract totalled $40,414 of which $32,828 related to staff time associated with activities related to Mexico.

    As of December 31, 2000, the Company has approximately net operating losses for income tax purposes of approximately $4,396,000 which expire through 2015. In addition, the Company has capital loss carryforward of approximately $1,900,000 which are only available against capital gains from investments securities expiring in years 2002 and 2004. The Company has approximately $11,200 in alternative minimum tax credits which can be carried forward and utilized against future tax income.

Other

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS IN THIS REPORT WHICH RELATE TO THE COMPANY'S PLANS, OBJECTIVES OR FUTURE PERFORMANCE MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS OF MANAGEMENT. ACTUAL STRATEGIES AND RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED BECAUSE OF FACTORS INCLUDING GOLD PRICE, MINERALIZED MATERIAL GRADES, METALLURGICAL RECOVERY, OPERATING COSTS, MARKET VALUATION, AND PROJECT OPERATOR'S DECISIONS AND PERFORMANCE UNDER THE TONKIN SPRINGS LIMITED LIABILITY COMPANY, AS WELL AS OTHER RISKS AND UNCERTAINTIES.

ITEM 7.    FINANCIAL STATEMENTS

Index to Financial Statements                       Page

Report of Independent Certified Public Accountants       F-1
Consolidated Statements of Operations for the years
 ended December 31, 2000 and 1999                        F-2
Consolidated Balance Sheet at December 31, 2000          F-3
Consolidated Statements of Changes in Shareholders'
 Equity for the years ended December 31, 2000 and 1999 F-4 Consolidated Statements of Cash Flows for the
 years ended December 31, 2000 and 1999                  F-5
Notes to Consolidated Financial Statements               F-6



Board of Directors and Shareholders
U.S. Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999.
These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

Stark Tinter & Associates, LLC
Certified Public Accountants


February 1, 2001
Denver, Colorado


                         U.S. GOLD CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the years ended
December 31,
                                               2000         1999

Project payments                              $540,000   $640,000
Interest income                                     90        118
Loss on sale of assets                               -    (12,566)
                                               540,090    627,552
Costs and expenses:
  General and administrative                   475,465    614,146
  Costs of services provided under
   management contract with Gold
   Resource Corporation (Note 12)              163,389     40,414
  Consulting fees, related
   Parties (Note 12)                                 -     10,000
  Interest                                       3,679      6,916
  Depreciation                                  15,473     16,230
                                               658,006    687,706

Loss before income taxes                      (117,916)   (60,154)

Provision for income taxes (Note 6)                  -          -

Net loss                                     $(117,916)  $(60,154)

Basic and diluted per share data:
  Basic                                        $(0.01)    $(0.00)
  Diluted                                      $(0.01)    $(0.00)


The accompanying notes are an integral part of these consolidated financial statements.


                       U.S. GOLD CORPORATION
                     CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2000

ASSETS
Current assets:
  Cash and cash equivalents                            $54,245
  Project payments receivable (Note 2)                 495,000
    Total current assets                               549,245

Investment in Tonkin Springs LLC (Note 2 and 3) 2,398,578 Investment in affiliate-Gold Resource
  Corporation (Note 12)                                      -
Other assets (Note 5)                                   43,541
                                                    $2,991,364

LIABILITIES, DEFERRED CREDIT & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities               $7,016
 Installment purchase contracts (Note 10)               11,775
 Related party payables (Note 12)                      279,337
    Total current liabilities                          298,128

Deferred credit, current project payment (Note 2)      540,000

Installment purchase contracts,
  long-term (Note 10)                                   21,190
Reserve for reclamation (Note 3)                       776,000
    Total liabilities and deferred credit            1,635,318

Commitments and contingencies (Note 4, 9 and 10)             -

Shareholders' equity (Note 7):
  Common stock, $.10 par value, 18,000,000
   shares authorized;13,973,520 shares issued
   and outstanding                                   1,397,352
  Additional paid-in capital                        31,972,199
  Accumulated deficit                              (32,013,505)
    Total shareholders' equity                       1,356,046
                                                    $2,991,364

The accompanying notes are an integral part of these consolidated financial statements.


                          U.S. GOLD CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
           EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                      Common Stock        Additional
                                Par         Paid-in    Accumulated
                      Shares    Value       Capital      Deficit

Balance,
 January 1, 1999    13,927,469 $1,392,747 $31,969,459 $(31,835,435)

Exercise of stock
 options (Note 7)       37,500      3,750       2,250            -

Treasury shares
 canceled                 (255)       (26)        (19)           -

Rounding of
 fractional share
 holdings                  (49)        (5)          5            -

Net loss                     -          -           -      (60,154)

Balance,
December 31, 1999   13,964,665  1,396,466  31,971,695  (31,895,589)

Exercise of stock
 options (Note 7)        9,375        938         562            -

Treasury shares
 canceled                 (520)       (52)        (58)           -

Net loss                     -          -           -     (117,916)

Balance,
December 31, 2000   13,973,520 $1,397,352 $31,972,199 $(32,013,505)


The accompanying notes are an integral part of these consolidated financial statements.

                         U.S. GOLD CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        For the years ended
December 31,
                                                 2000        1999

Cash flows from operating activities:
  Cash received from project distributions   $540,000    $685,000
  Cash paid to suppliers and employees       (517,300)   (679,288)
  Interest received                                90         118
  Interest paid                                (3,679)     (6,916)
  Income taxes paid                                 -           -
Cash provided by (used in) operating
  activities                                   19,111      (1,086)

Cash flows from investing activities:
  Capital expenditures                         (2,665)     (1,193)
  Sale of assets                                    -      58,203
Cash provided by (used in) investing
  activities                                   (2,665)     57,010

Cash flows from financing activities:
  Payments on installment purchase contracts  (10,681)     (9,398)
Cash used in financing activities             (10,681)     (9,398)

Increase in cash and cash equivalents           5,765      46,526
Cash and cash equivalents, beginning of year   48,480       1,954
Cash and cash equivalents, end of year        $54,245     $48,480

Reconciliation of net loss to cash provided by (used in) operating activities:

  Net loss                                  $(117,916)   $(60,154)
  Items not requiring (providing) cash:
    Depreciation, depletion
    and amortization                           15,473      16,230
  Increase in other assets related
    to operations                              18,299      35,720
  Increase in liabilities related
    to operations                             103,255       7,118
  Cash provided by (used in) operating
     activities                               $19,111     $(1,086)


The accompanying notes are an integral part of these consolidated financial statements.

                    U.S. GOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation: U.S. Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979.

Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiar-ies. Significant intercompany accounts and transactions have been eliminated.

Statements of Cash Flows: The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Equity Method Investments: Investment in Tonkin Springs LLC is accounted for under the equity method of accounting. Under the equity method of accounting, the original investment is recorded at cost and adjusted by the Company's share of undistributed earnings, losses and distributions. This investment is evaluated periodically and carried at the lesser of cost or its estimated realizable value.

Investment in common stock of Gold Resource Corporation, an affiliate of the Company, being earned under a management contract dated July 1, 2000 is recorded under the equity method of accounting. The shares of Gold Resource earned to date under the contract have been assessed by the Company to have no determinable value and have therefore been recorded at zero basis. See Footnote 12 for additional information.

Property and Equipment: Property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major betterments are capitalized. Gains or losses on disposition are recognized in operations.

Exploration and Development Costs: General exploration costs are expensed as incurred while exploration and acquisition costs related to projects are deferred until the properties are put into commercial production, sold, or abandoned. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also deferred. Costs incurred to maintain current production or to maintain properties on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs to determine if these costs are in excess of their net realizable value and if an impairment needs to be recorded. Permanent impairments are evaluated periodically based upon expected future cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets."

Depreciation: Depreciation of property and equipment is computed using the units-of-production and straight-line methods, depending upon which method more accurately reflects the related assets' use.

Mine development costs are charged to operations using the units-of-production method based on estimated ounces of gold to be recovered. Property and equipment are being depreciated using the straight-line method over the estimated economic lives ranging from 3 to 5 years.

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

Stock Option Plans: The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Revenue Recognition: The Company recognizes sales revenue upon the production of precious metals having a fixed monetary value.
Precious
metal inventories are recorded at estimated net realizable value.

Gains on the sale of mineral interests includes the excess of net proceeds from the sales over the Company's net book value in that property.

Bonus payments on proven properties, received as an incentive to enter into a joint exploration and development agreement, are recognized as revenue when received. For unproven properties, bonus payments received are first applied as a reduction of the cost basis of the property with any excess being recognized as revenue.

Per Share Amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (13,972,852 for 2000 and 13,936,313 for 1999). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2000 and 1999, options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No.
109.") Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Concentration of Risks: The Company's investment in Tonkin Springs Limited Liability Company ("TSLLC") is exposed to concentration of risk primarily because this investment is managed and funded by the other participant in TSLLC and this investment is dependent upon the successful operations of TSLLC.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, receivables and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Hedging Activities: The Company applies FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" which was effective for fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Implementation of this standard did not have a material effect on the consolidated financial statements.

Staff Accounting Bulletin 101: In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 (SAB No. 101) which provided guidance on recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company;s revenue recognition policies.

2.  Tonkin Springs Project

From December 31, 1993 until February 26, 1999, TSVLP, a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the "Properties") subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended (the "1993 Agreement"), with Gold Capital Corporation ("Gold Capital") being the holder of 60 percent undivided interest and project manager. In August 1997, Gold Capital became a wholly-owned subsidiary of Globex Mining Enterprises, Inc. ("Globex"), a Canadian corporation with shares traded on the Toronto stock exchange (symbol: "GMX") pursuant to the merger of Gold Capital with a subsidiary of Globex (the "Gold Capital Merger"). With the Gold Capital Merger the Company and TSVLP received an aggregate of 631,905 shares of Globex common stock in exchange for shares of Gold Capital. During 1999, the Company sold its shares of Globex for aggregate proceeds of $57,453 recognizing a loss of $5,105.

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

Under the Members' Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration related costs only) of the Properties (the "Cut-Off Date"). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHI's Recoupable Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the Effective Date. TSHI has reported that through December 31, 2000 the balance of Exploration expenditures on the Properties is approximately $1,865,754 and that the balance of the
Recoupable Amount as of that date is approximately $9,518,022.   If
TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP.
In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to complete its Minimum Work Commitment for Exploration of the Properties in the amount of $2 million, or pay to TSVLP the deficiency, (iii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iv) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior to the date of TSHI's withdrawal or deemed
withdrawal.   TSVLP and TSHI (the "Members") have designated Tonkin
Springs Management Co., a Colorado corporation ("TSMC", and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively "Minimum Payments to TSVLP"). During 2000 and 1999, the Company received $540,000 and $685,000, respectively, in Minimum Payments to TSVLP. One half of Minimum Payments to TSVLP are added to TSHI's Recoupable Amount as discussed further below (and included in the December 31, 2000 balance as reported above). The Minimum Payment to TSVLP due January 1, 2001 was received by the Company in December 2000 but will be recognized as revenue in 2001. As of December 31, 2000, there remains recorded a $495,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP classified as a current asset, offset by a $540,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. Either party may elect to contribute a lesser amount or none towards its share of an adopted program and budget. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the "Elected Loan") with an interest rate of LIBOR plus 5 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon shall be incorporated into the computation of dilution of TSVLP's working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of the dilution formula, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the "NSR") on products subsequently extracted, removed and sold from the Properties.

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

3. Condensed Financial Information of Tonkin Springs LLC, unaudited

As noted in Footnote 2 above, the Company's interest in the Tonkin Springs Properties is included in its interest in the Tonkin Springs LLC with TSMC as manager. The following is the condensed balance sheet of Tonkin Springs LLC as of December 31, 2000, and a
condensed statement of operations for the year then ended.   All
costs associated with the Properties have been funded by TSHI.

STATEMENT OF OPERATIONS              Year Ended December 31, 2000
  Interest income                              $60,126

  Exploration expense                        1,162,281
  Environmental                                465,473
  Property holding costs                       631,753
  Depreciation expense                          46,345
                                             2,305,852

  Net loss                                 $(2,245,726)

BALANCE SHEET                           December 31, 2000
Assets:
  Cash                                        $144,654
  Prepaid claim fees                           130,619
                                               275,273

  Property, plant, equipment, net            5,046,348
  Restricted time deposit for
    reclamation bond                         1,395,806
  Total assets                              $6,717,427

Liabilities, Reserves and Members' Equity:
  Current liabilities                          $18,487
  Reserve for reclamation                    1,939,000
                                             1,957,487

  Members' Equity-
   TSHI                                      2,759,940
   TSVLP                                     2,000,000
    Total members' equity                    4,759,940
Total liabilities, reserves
 and members' equity                        $6,717,427

TSVLP and TSHI are jointly responsible for reclamation of disturbances of the Properties. The prior estimate of reclamation of disturbances of the Properties on a 100% basis was approximately $1.47 million for which the TSVLP and the Company has included an obligation of $640,000 on its balance sheet related to its 40% share. During 2000 TSLLC prepared an updated estimate of all reclamation costs which estimate totals approximately $1.94 million which estimate will be reviewed by various governmental authorities during early 2001 for approval and determination of additional amount of bond funding required. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies is the responsibility of TSHI under the terms of the Tonkin Springs LLC prior to Cut-Off. TSVLP and the Company's portion of the updated reclamation cost estimate is approximately $776,000 which has been reflected as an obligation as of December 31, 2000. At December 31, 2000 TSLLC had a cash bond posted in the amount of $1.4 million with the required governmental agencies secured by a restricted cash time deposit of $1.4 million.

TSLLC is anticipated to increase the cash bond related to the updated reclamation cost estimate during 2001. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties.

4.  Loan Settlement Agreement with FABC

On February 21, 1992, the Company entered into a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation ("FABC"). The Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company ("TSGMC") and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

5.  Other Assets

At December 31, 2000, property and equipment consisted of the following:

    Office furniture and equipment           $69,422
    Trucks and autos                          78,137
    Equipment                                 13,513
                                             161,072
          Less: accumulated depreciation    (122,351)
                                             $38,721

The remainder of Other Assets consists of deposits, employee advances and miscellaneous receivables.

6.  Income Taxes

In various transactions entered into February 21, 1992, the Company had an ownership change, as that term is defined under Section 382
(g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the date of the ownership change. At December 31 2000, the Company estimates that tax loss carry forwards totals approximately $4,396,000 expiring through year 2015. The Company has an additional capital loss carryforward of approximately $1,900,000 which are only available against capital gains from investment securities expiring in years 2002 and 2004.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 are presented below:

Deferred tax assets:
  Alternative minimum tax credit carryfoward    $11,200
  Reclamation obligation                        140,800
  Net operating loss carryforward               967,100
  Capital loss carryforward                     268,400
Total gross deferred tax assets               1,387,500
  Less valuation allowance                   (1,155,736)
Net deferred tax assets                         231,764

Deferred tax liabilities:
  Basis in TSVLP                               (231,764)
Total gross deferred tax liabilities           (231,764)

Total net deferred tax asset                         $-

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, the full valuation allowance has been provided for net deferred tax assets.

A reconciliation of the tax provision for 2000 and 1999 at statutory rates is comprised of the following components:

                                                   2000     1999
Statutory rate tax provision on book loss       $(26,000) $(20,000)

  Book to tax adjustments:
  Gain (loss) from joint venture                       -    12,000
  Valuation allowance                             26,000     8,000
Tax provision                                         $-        $-

7.  Shareholders' Equity

Stock options have been granted to key employees, directors and others under the Non-Qualified Amended and Restated Stock Option and Stock Grant Plan (the "Plan"). Options to purchase shares under the Plan were granted at market value as of the date of the grant. The total number of shares that have been reserved under the Plan is 2,500,000. During 1999, options to purchase 2,148,295 shares at exercise prices of $.28 to $.53 per share were terminated without consideration. On January 20, 1999, options to purchase an aggregate of 2,148,295 shares at an exercise price $.16 per share were granted to officers and members of the Board of Directors which options expire five years after the grant date. Options for 9,375 and 37,500 shares, respectively, at exercise prices of $.16 were exercised during 2000 and 1999 in exchange for directors fees payable. Options to purchase a total of 2,101,420 shares at an exercise price of $.16 per share remain outstanding and unexercised as of December 31, 2000.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (1) for the 1999 grant: dividend yield of 0 percent; expected volatility of 4.6 percent; risk free interest rate of 5.4 percent; and expected life of 4.1 years.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share for 1999 would have been adjusted to the following pro forma amounts:

                                   1999
     Net loss
       As reported             $ (60,154)
       Pro forma               $(141,529)

     Basic net loss per share
       As reported               $(.00)
       Pro forma                 $(.01)


                               2000                  1999
                            Weighted               Weighted
                            Average                Average
                      Range of   Exercise    Range of   Exercise
                      Shares      Prices     Shares      Prices
Outstanding,
beginning of year   2,110,795      $.16    2,148,295     $.39
 Granted                    -        -     2,148,295     $.16
 Exercised             (9,375)     $.16      (37,500)    $.16
 Canceled                   -         -   (2,148,295)    $.39
 Expired                    -         -            -        -
Outstanding,
end of year         2,101,420      $.16    2,110,795     $.16

Options exercisable,
end of year         2,101,420      $.16    2,110,795     $.16

Weighted average fair
value of option
granted during year         -                   $.04

The following table summarizes information about stock options outstanding at December 31, 2000:

Options Outstanding      Weighted Average                 Weighted
Range of     Number      Remaining   Average  Number      Average
Exercise     Outstanding Contractual Exercise Exercisable Exercise
Prices       at          Life        Price    at          Price
             12/31/2000                       12/31/2000

 $.16        2,101,420   3.1 yrs.    $.16     2,101,420   $.16


8.   Employee Benefit Plans

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2000 and no contribution was made for the year ended December 31, 1999. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $25,500 or 15 percent of that employee's total compensation.

9.  Lease Commitments and Contingencies

The Company has leased office space and equipment under noncancelable operating leases which expire through December 2002. Future minimum lease payments as of December 31, 2000 are as follows:

       2001               $5,273
       2002               $3,185

Rent expense during the years ended December 31, 2000 and 1999 on all operating leases was approximately $10,385 and $22,011, respectively.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

10.  Installment Purchase Contracts

The Company has installment purchase contracts collateralized by three vehicles bearing an average interest of 9.3 percent per annum. Future maturities under these contracts as of December 31, 2000 are as follows:

      2001        $11,775
      2002        $12,933
      2003        $ 8,257

11.  Statements of Cash Flows

The Company's statements of cash flows excludes the following non-cash investing and financing activities:
                                        2000            1999
 Acquisition of vehicles through
  installment purchase contracts         $-           $24,845

 Stock options exercised in
  exchange for directors fees payable  $938            $6,000

During 2000, the Company increased by $136,000 its investment in Tonkin Springs LLC as well as the reserve for reclamation related to the Tonkin Springs Properties to reflect the most recent estimate of reclamtion cost.

12.  Related Party Transactions

Investment in Gold Resource Corporation-

Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC. Through the arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing should GRC be successful in acquiring a mineral property of merit. William W. Reid and David C. Reid, each officers and directors of the Company are currently the controlling shareholders of GRC. William F. Pass, an officer of the Company, has been granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The independent directors of the Company approved the contract with GRC.

The business objective of GRC is to acquire and develop mining properties in Mexico. As noted, GRC is responsible for all funding needed. Under the management contract, the Company will be compensated by issuance of approximately 166,667 shares of GRC common stock per quarter over the 18 month duration of the contract for an aggregate 1,000,000 shares of which 333,336 were received by the Company through December 31, 2000. In addition, the Company received 280,000 shares in GRC with the execution of the contract as consideration for staff time and expenses associated with evaluation of opportunities in Mexico during 1999 and the first half of year 2000. The aggregate number of GRC shares owned by the Company as of December 31, 2000 is 613,336, representing approximately 24% of the outstanding shares of GRC. The management contract terminates December 31, 2001 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

The shares of GRC are not publicly traded and to date GRC has not sold any of its shares to unrelated parties for cash or other consideration. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest.

The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to dated have been assessed by the Company to have no determinable value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $306,666 stated value related to 613,333 GRC shares earned to date. However, the Company considers the stated value to be arbitrary and as noted above has determined that the shares of GRC received to date have no determinable value as of December 31, 2000. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's operating loss for year 2000 is approximately $205,850 of which the Company's share would be $41,063. The balance sheet of GRC as of December 31, 2000 reflects total assets of $35,392, primarily in cash and time deposits, liabilities to related parties of $35,537, primarily convertible debentures in favor of the founders with conversion price of $.50/share, and shareholders' equity deficit of $145. The overhead expense of the Company allocated to the management contract for year 2000 totals $163,398, primarily representing allocation of staff time. The general and administrative costs which were expensed in 1999 and for which the Company received shares of GRC under the management contract totalled $40,414 of which $32,828 related to staff time associated with activities related to Mexico.

Other Related Party Items-

On October 16, 1997, Mr. Douglas J. Newby, the managing partner of Moyes Newby, became a director of the Company. Effective November 15, 1997 through February, 1999, the Company and Moyes & Newby entered into a month-to-month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month plus reimbursement of reasonable out of pocket expenses. A total of $10,588 for the year ended December 31, 1999 was paid or accrued under this arrangement. No fees were paid for 2000.

During 1998 and 1999, the three executive officers of the Company made personal cash loans to the Company to allow the Company to make critical payments to third parties, in the aggregate amount of $28,576 through February 1999, which loans were repaid to the three executives during 1999.

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of December 31, 2000, the total amount of such voluntary deferral was $258,337 including $113,449 and $100,170 relating to year 2000 and 1999, respectively. Directors fees in the amount of $21,000 remain unpaid as of December 31, 2000. All of these amounts are reflected as liabilities of the Company as of December 31, 2000.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                             PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT

    The following table sets forth certain information as to each officer and director of the Company:

                                          Board
                        Positions With    Position
Name              Age   The Company       Held Since   Term Expires

William W. Reid    52   President, Chief   1979        Upon
                        Executive Officer              Successor's
                        and Director                   Election

John W. Goth       73   Director           1987        Upon
                                                       Successor's
                                                       Election

David C. Reid      50   Vice President     1993        Upon
                        and Director                   Successor's
                                                       Election

Douglas J. Newby   43   Director           1997        Upon
                                                       Successor's
                                                       Election

William F. Pass    54   Vice President,    n/a         n/a
                        Chief Financial
                        Officer, Secretary

WILLIAM W. REID-PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

    Mr. Reid, a founder of the Company, has served as a Director and the President of the Company since its inception in 1979. Mr. Reid devotes substantially all of his time to the business and affairs of the Company. Effective January 1, 1994, Mr. Reid and the Company entered into an employment contract as discussed below.

JOHN W. GOTH-DIRECTOR

     Mr. Goth has been a director of the Company since 1987.  Mr.
Goth also serves on the board of directors of Royal Gold, Inc., a publicly traded company. For the past ten years, Mr. Goth has been a self-employed mining consultant.

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

DOUGLAS J. NEWBY-DIRECTOR

     Mr. Newby has been a director of the Company since October 16, 1997. From 1991 to 1999 Mr. Newby was managing partner of Moyes Newby & Co., Inc. a firm that provided strategic corporate finance advice to the international natural resource industry. He is currently senior vice president, investment banking with HCFP/Brenner Securities LLC in New York.

WILLIAM F. PASS-VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during 2000 and Forms 5 and amendments thereto furnished to the Company with respect to 2000, the Company is not aware that any person, who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of the stock of the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) during the most recent fiscal year or prior years.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Officers

    The following table summarizes the total compensation of the Executive Officers of the Company for the Company's last three fiscal years. Except as set forth below under "Stock Option Plan" and "Pension Plan," there were no compensation plans for which cash or non-cash distributions, other than salaries, were made during the last fiscal year:
                         Summary Compensation Table


                                             Long Term
                     Annual Compensation     Compensation
                                             Awards-
                                             Securities         All
Name and Principal                           Underlying       Other
Position          Year   Salary     Bonus    Options   Compensation
William W. Reid,  2000  $247,230(1) $-          -           $-
President and CEO 1999  $239,530(1) $-     888,295(4)       $-
                  1998  $235,205(1) $-          -           $-

William F. Pass,  2000  $112,093(2) $-          -           $-
Vice President,   1999  $108,802(2) $-     295,000(4)       $-
Chief Financial   1998  $107,275(2) $-          -           $-
Officer and
Secretary

David C. Reid,    2000  $124,212(3) $-          -           $-
Vice President    1999  $119,972(3) $-     665,000(4)       $-
                  1998  $117,868(3) $-          -           $-


(1) Commencing during 1998, the executive voluntarily deferred a portion of his base salary in order to conserve working capital of the Company. During 1998 $181,695 was paid to the executive and $22,933 was deferred and owed him at December 31, 1998 with an additional $30,576 in accrued wages at the reduced rate also unpaid at that date. During 1999, $219,652 was paid including the $30,576 accrued wages from year 1998 and $50,455 was deferred. During 2000, $189,051 was paid and $58,180 was deferred. The amount of deferred salary owned the executive at December 31, 2000 totals $132,481.

(2) Commencing during 1998, the executive voluntarily deferred a portion of his base salary in order to conserve working capital of the Company. During 1998 $83,196 was paid to the executive and $10,320 was deferred and owed him at December 31, 1998 with an additional $13,760 in accrued wages at the reduced rate also unpaid at that date. During 1999, $99,858 was paid including the $13,760 accrued wages from year 1998 and $22,703 was deferred. During 2000, $85,912 was paid and $26,181 was deferred. The amount of deferred salary owned the executive at December 31, 2000 totals $59,616.

(3) Commencing during 1998, the executive voluntarily deferred a portion of his base salary in order to conserve working capital of the Company. During 1998 $91,114 was paid to the executive and $11,466 was deferred and owed him at December 31, 1998 with an additional $15,288 in accrued wages at the reduced rate also unpaid at that date. During 1999, $110,034 was paid including the $15,288 accrued wages from year 1998 and $25,226 was deferred. During 2000, $95,123 was paid and $29,090 was deferred. The amount of deferred salary owned the executive at December 31, 2000 totals $66,240.

(4) During 1999, stock options to purchase 1,848,295 shares to Executive Officers were voluntarily terminated without consideration. On January 20, 1999, options to purchase an aggregate of 1,848,295 shares at exercise price $.16 per share were granted to Executive Officers.

(5) On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the performance of the Company. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2000. No contribution was made for the calendar year 1999 or 1998. The Company made a contribution of 15% during year 1997 for calendar year 1996. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $25,500 for calendar year 2000 or 15% of that employee's total compensation.

Option Grants in Last Fiscal Year

    During 2000 no grants of stock options were made pursuant to the Non-Qualified Stock Option and Stock Grant Plan to Executive
Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Table Value

    Shown below is information at December 31, 2000 with respect to the exercised and unexercised options to purchase the Company's common stock to Executive Officers under the Non-Qualified Stock
Option and Stock Grant Plan.

                      Number of Securities    Value of Unexercised
                      Underlying Unexercised  In-the-Money Options
                      Options Held at                 at
Name                  December 31, 2000 (1)   December 31, 2000 (2)

William W. Reid       888,295                         $-

William F. Pass       295,000                         $-

David C. Reid         665,000                         $-

(1)   These options were exercisable at December 31, 2000.
(2) Based upon the close price as reported by OTC Bulletin Board as of December 31, 2000 ($0.16 per share).
(3) No options were exercised by Executive Officers during year ended December 31, 2000.
Compensation of Directors

    The Company reimburses its outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. No such expenses were incurred or paid during 2000 and 1999. Additionally, effective January 1, 1999, outside directors were paid $1,500 per quarter for services with an equal amount deferred. During 2000, Mr. Goth received total compensation of $6,000 for his service as outside director for 2000 with the remaining $6,000 unpaid, deferred and owed to him as of December 31, 2000 plus an additional $10,000 owned to Mr. Goth for deferred 1999 and 1998 directors pay. During the same period Mr. Newby received total compensation of $6,000 for his service as outside director for 2000, plus an additional $6,000 of deferred compensation of which $1,500 was utilized to pay for exercise of stock options during 2000, and $500 remaining unpaid and owed to him for 1999 as of December 31, 2000.

    During 1999, stock options to purchase an aggregate 300,000 shares held by directors were voluntarily terminated without consideration. On January 20, 1999, options to purchase an aggregate of 300,000 shares at exercise price $.16 per share were granted to such directors.

Employment Contracts

    The Company entered into Employment Agreements effective January 1, 1994, as amended June 1, 1995 and July 21, 1998 with William W. Reid, William F. Pass, and David C. Reid (the "Employment Contracts") each of which was initially for a five year term. The Employment Contracts shall be extended automatically by one year upon each anniversary date unless either the Company or employee provides the other party written notice prior to 120 days before such anniversary, that the Employment Contract will not be so extended. During 1998 the Company gave written notice under each Employment Contract that it was not automatically extending the term by an additional year which resulted in such contracts having a term of four years subject to the automatic extensions each year as discussed above. William W. Reid's Employment Contract provides for a base salary of $157,500 per year for the first year, $200,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the Consumer Price Index (All Items-Urban) (the "CPI-U"). William F. Pass' Employment Contract provides for a base salary of $75,000 per year for the first year, $90,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. David C. Reid's Employment Contract provides for a base salary of $75,000 per year for the first year, $100,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. During 1998, 1999 and 2000, the executives voluntarily deferred a portion of their base salary in order to conserve working capital. As of December 31, 2000, the Company owed salary to William Reid in the amount of $132,481, William F. Pass in the amount of $59,616 and David C. Reid in the amount of $66,240.

    Each of the Employment Agreements provides that the employee would be entitled to receive a termination payment from the Company in a lump sum equal to 2.9 times the employee's average annual compensation for the five taxable years immediately preceding the date of termination by the employee under certain circumstances (provided that the employee is not provided continued employment for a minimum of three years with compensation and other business terms equal to or more favorable to the employee than under the Employment Agreement) summarized as follows: i) the sale by the Company of substantially all of its assets to a single purchaser or to a group of affiliated purchasers; ii) the sale, exchange or other disposition, in one transaction or a series of related transactions, of at least 30 percent of the outstanding voting shares of the Company; iii) a decision by the Company to terminate its business and liquidate its assets; iv) the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization;
v) there is a material change in employee's authority, duties or responsibilities; or, vi) the Company acquires any stock or other investment in any business enterprise which acquisition or investment exceeds 40 percent of the net book value of the Company.

Upon the death of an employee, the Company shall pay the employee's estate an amount equal to one year's salary; and upon termination by the Company following permanent disability of the employee, the Company shall pay the employee an amount equal to two years salary.

    During 1999, stock options to purchase an aggregate 1,848,295 shares to Executive Officers were voluntarily terminated without consideration. Mr. William W. Reid terminated options to purchase 388,295 shares at an exercise price of $.28 per share and options to purchase 500,000 shares at $.50 per share. Mr. Pass terminated options to purchase 195,000 shares at an exercise price of $.28 per share and options to purchase 100,000 shares at $.50 per share.
Mr. David C. Reid voluntarily terminated options to purchase 365,000 shares at an exercise price of $.28 per share and options to purchase 300,000 shares at $.50 per share. Effective January 20, 1999, options to purchase an aggregate of 1,848,295 shares at exercise price $.16 per share (the market price of the shares as of the date of the grants) were granted to Executive Officers with an expiration date of January 21, 2004. Mr. William W. Reid received options for 888,295, Mr. Pass received options for 295,000 shares and Mr. David C. Reid received options to purchase 665,000 shares. The Compensation Committee of the Company determined that each of the options should be granted to each Executive Officer as additional incentive to the executive officer and in recognition of the dedication of the executive officer to the successful conduct of the business of the Company as well as in recognition of the willingness of the executive officer to defer a portion of compensation under his respective employment contract in order to conserve, in the near-term, the working capital of the Company as noted above, and the making of loans to the Company by the executive officer which funds were used to pay critical financial obligations of the Company during 1998 and 1999, as more fully discussed in Item 12 below.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth the number of shares of the Company's common stock owned beneficially as of December 31, 2000, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a director of the Company, the Executive Officers, and all of the Company's officers and directors as a group.


                                                       Percentage
                                                         of Class
Name and Address of                          Number    Beneficially

Beneficial Owner      Type of Ownership    of Shares       Owned

William W. Reid       Record and Beneficial  952,295(1)     6.4%
1620 Platte St.
Apt 547
Denver, CO 80202

David C. Reid         Record and Beneficial  684,970(2)     4.7%
2201 Quitman St.
Denver, CO 80212

William F. Pass       Record and Beneficial  300,000(3)     2.1%
14820 W. 58th Pl
Golden, CO 80403

John W. Goth          Record and Beneficial  200,000(4)     1.4%
15140 Foothill Road
Golden, CO  80401

Douglas J. Newby      Record and Beneficial   53,125(5)     0.0%
91 Sunset Beach Road
Sag Harbour, New York 11963

Placer Dome           Record and Beneficial  975,000        7.0%
U.S. Inc.
Suite 600-1055 Dunsmuir St.
Vancouver, British Columbia,
Canada V7X 1L3 (6)

Citigroup Inc.        Record and Beneficial 3,162,373      22.6%
425 Park Avenue
New York, NY 10043 (7)

French American       Record and Beneficial 2,197,265     13.7%
Banking Corporation
499 Park Avenue
New York, NY  10022

All officers and                            2,190,390     13.7%
directors as a group
(5 persons)

(1) This number includes an option to purchase 888,295 shares at $.16 per share.
(2) This number includes an option to purchase 665,000 shares at $.16 per share.
(3) This number includes an option to purchase 295,000 shares at $.16 per share.
(4) This number consists of an option to purchase 200,000 shares at $.16 per share.
(5) This number includes an option to purchase 53,125 shares at $.16 per share.
(6) Placer Dome U.S. Inc. is a wholly owned subsidiary of Placer Dome Inc., a Canadian public company.
(7)  The securities are owned by The Travelers Indemnity Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Officers

    Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of December 31, 2000, the total amount of such voluntary deferral was $258,337 with William W. Reid owed $132,481, William F. Pass owed $59,616 and David C. Reid owned $66,240.

    During 1998 and early 1999, the three executive officers of the Company made personal interest-free cash loans to the Company to allow the Company to make critical payments to third parties, in the aggregate amount of $28,579 through February 1999, which loans were repaid to the three executives during 1999. Of this total, William W. Reid loaned the Company $9,663, William F. Pass loaned the Company $10,812 and David C. Reid loaned the Company $8,104.


Contract with Gold Resource Corporation

    Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC. Through the arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing should GRC be successful in acquiring a mineral property of merit. William W. Reid and David C. Reid, each officers and directors of the Company are currently the controlling shareholders of GRC. William F. Pass, an officer of the Company, has been granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The independent directors of the Company approved the contract with GRC.

    The business objective of GRC is to acquire and develop mining properties in Mexico. As noted, GRC is responsible for all funding needed. Under the management contract, the Company will be compensated by issuance of approximately 166,667 shares of GRC common stock per quarter over the 18 month duration of the contract for an aggregate 1,000,000 shares of which 333,336 were received by the Company through December 31, 2000. In addition, the Company received 280,000 shares in GRC with the execution of the contract as consideration for staff time and expenses associated with evaluation of opportunities in Mexico during 1999 and the first half of year 2000. The aggregate number of GRC shares owned by the Company as of December 31, 2000 is 613,336, representing approximately 24% of the outstanding shares of GRC. The management contract terminates December 31, 2001 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

    The shares of GRC are not publicly traded and to date GRC has not sold any of its shares to unrelated parties for cash or other consideration. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest.

    The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to dated have been assessed by the Company to have no determinable value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $306,666 stated value related to 613,333 GRC shares earned to date. However, the Company considers the stated value to be arbitrary and as noted above has determined that the shares of GRC received to date have no determinable value as of December 31, 2000. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's operating loss for year 2000 is approximately $205,850 of which the Company's share would be $41,063. The balance sheet of GRC as of December 31, 2000 reflects total assets of $35,392, primarily in cash and time deposits, liabilities to related parties of $35,537, primarily convertible debentures in favor of the founders with conversion price of $.50/share, and shareholders' equity deficit of $145. The overhead expense of the Company allocated to the management contract for year 2000 totals $163,398, primarily representing allocation of staff time. The general and administrative costs which were expensed in 1999 and for which the Company received shares of GRC under the management contract totalled $40,414 of which $32,828 related to staff time associated with activities related to Mexico.

Relationship with Moyes Newby & Co., Inc.

    During a portion of 1998 and 1999 the Company and Moyes Newby
& Co., Inc. entered into a month to month arrangement whereby Moyes Newby provided the Company general corporate and financial advisory services for a retainer of $5,000/month plus reimbursement of reasonable out of pocket expenses, which arrangement was terminated in February 1999, for a total paid or accrued of $10,588 for 1999 and $61,480 for 1998. Douglas J. Newby was managing partner of Moyes Newby & Co., Inc. and since October 16, 1997 has been a director of the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

  3.0 Company's Articles of Incorporation, as Amended June 22, 1988, July 5, 1988, and December 20, 1991 (incorporated by reference from the Report on Form 10-KSB dated December 31, 1995, Exhibit 3.0).
  3.1 Company's Bylaws, as Amended June 22, 1988 (incorporated by reference from the Report on Form 10-KSB dated December 31, 1995, Exhibit 3.1).
 10.1 Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4).
 10.2 Amended and Restated Non-Qualified Stock Option and Stock Grant Plan, as amended effective December 8, 1993 (incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1993, Exhibit 10.14).
 10.3 Purchase and Sales Agreement dated December 31, 1993, by and between Tonkin Springs Venture Limited Partnership and Gold Capital Corporation (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.1).
 10.4 Mining Venture Agreement dated December 31, 1993, by and between Tonkin Springs Venture Limited Partnership and Gold Capital Corporation (incorporated by reference from the Report on Form 8-K dated December 31, 1993, Exhibit 10.5).
 10.5 Amendment to Mining Venture Agreement dated effective August 29, 1997, by and between Tonkin Springs Venture Limited Partnership and Gold Capital Corporation (incorporated by reference to the Report on Form 10-QSB dated September 30, 1997, Exhibit 6.a).
 10.6 Amended Employment Agreement with William W. Reid dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.1).
 10.7 Amended Employment Agreement with William F. Pass dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.2).
 10.8 Amended Employment Agreement with David C. Reid dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.3).
 10.9 Members' Agreement of the Members of Tonkin Springs LLC by and between Tonkin Springs Venture Limited Partnership and Tonkin Springs Holdings Inc. dated February 26, 1999 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.9).
10.10 Operating Agreement of the Members of Tonkin Springs LLC by and between Tonkin Springs Venture Limited Partnership and Tonkin Springs Holdings Inc. dated February 26, 1999 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.10).
10.11 Amendment to Employment Agreement with William W. Reid dated July 21, 1998 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.11).
10.12 Amendment to Employment Agreement with William F. Pass dated July 21, 1998 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.12).
10.13 Amendment to Employment Agreement with David C. Reid dated July 21, 1998 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.13).
10.14 Management Agreement dated effective July 1, 2000 between U.S. Gold Corporation and Gold Resource Corporation (Incorporated by reference from the Report on Form 10-QSB for the period ended June 30, 2000, Exhibit 6.a.)
21. Subsidiaries of the Company (incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1993, Exhibit 21).
*23.1 Consent of Stark Tinter & Associates LLC, to the incorporation by reference of their audit report dated February 1, 2001, in the Company's Form S-8.
*27    Financial Data Schedule

*Filed herewith.

(b)    Reports on Form 8-K during the 4th quarter of 2000.

                 None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  U.S. GOLD CORPORATION

March 16, 2001             By /s/ William W. Reid
                           William W. Reid, President and Chief
                           Executive Officer

March 16, 2001             By /s/ William F. Pass
                           William F. Pass, Vice President, Chief
                           Financial Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 16, 2001             By /s/ William W. Reid
                           William W. Reid, Chairman of the Board
                           of Directors

March 16, 2001             By /s/ David C. Reid
                           David C. Reid, Exploration Vice
                           President and Director

March 16, 2001             By /s/ John W. Goth
                           John W. Goth, Director

March 16, 2001             By /s/ Douglas J. Newby
                           Douglas J. Newby, Director