Form 10QSB
period 2001-03-31
U S GOLD CORP
filed 2001-05-08
CIK 314203

FORM 10-QSB
               U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                           or

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

           Class                   Outstanding as of May 4, 2001
Common Stock, $0.10 par value              13,973,520


                           U.S. GOLD CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

For the three months ended         March 31,            March 31,
                                     2001                 2000

Project payments                   $135,000             $135,000
Interest income                          28                   20
Total revenue                       135,028              135,020

Costs and expenses:
General and administrative          145,075               89,423
Costs of services provided under
 Management contract with
 Gold Capital Corporation            32,796               71,408
Interest                                759                1,013
Depreciation                          3,183                3,868
Total costs and expenses            181,813              165,712

Loss before income taxes            (46,785)             (30,692)
Provision for income taxes                -                    -
Net loss                           $(46,785)            $(30,692)

Basic and diluted per share data:
 Basic                               $(0.00)              $(0.00)
 Diluted                             $(0.00)              $(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

                          U.S. GOLD CORPORATION
                       CONSOLIDATED BALANCE SHEET
                            March 31, 2001
                              (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                        $44,166
Project payments receivable                      360,000
  Total current assets                           404,166

Investment in Tonkin Springs LLC               2,398,578
Investment in affiliate-Gold
 Resource Corporation                                  -
Other assets                                      44,419
Total Assets                                  $2,847,163

LIABILITIES, DEFERRED CREDIT & SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued liabilities         $11,498
Installment purchase contracts                    11,754
Related party payables                           315,277
  Total current liabilities                      338,529

Installment purchase contracts, long-term         18,370
Deferred credit, project payments                405,000
Reserve for reclamation                          776,000
  Total liabilities and deferred credit        1,537,899

Commitments and contingencies

Shareholders equity:
Common stock, $.10 par value, 18,000,000
 shares authorized;13,973,520 shares
 issued and outstanding                        1,397,352
Additional paid-in capital                    31,972,199
Accumulated deficit                          (32,060,287)
Total shareholders equity                     1,309,264
Total Liabilities, Deferred Credit and
 Shareholders Equity                         $2,847,163

The accompanying notes are an integral part of these consolidated financial statements.


                         U.S. GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended March 31, 2001 and 2000
                            (unaudited)

                                            March 31,   March 31,
                                                 2001        2000

Cash flows from operating activities:
  Cash received from project distributions   $135,000      $90,000
  Interest received                                28           20
  Cash paid to suppliers and employees       (142,266)    (126,479)
Cash used in operating activities              (7,238)     (36,459)

Cash flows from investing activities:
  Capital expenditures                              -            -
Cash provided by (used in) investing activities     -            -

Cash flows from financing activities:
  Payments on installment purchase contracts   (2,841)      (2,587)
 Cash used in financing activities             (2,841)      (2,587)

Decrease in cash and cash equivalents         (10,079)     (39,046)
Cash and cash equivalents, beginning
 of period                                     54,245       48,480
Cash and cash equivalents, end of period      $44,166       $9,434

Reconciliation of net income to cash used in operating activities:

Net income (loss)                            $(46,785)    $(30,692)
Items not requiring (providing) cash:
  Depreciation and amortization                 3,183        3,868
Increase (decrease) in liabilities
 related to operations                         40,422       33,693
Decrease (increase) in other assets            (4,058)     (43,328)
Cash used in operating activities             $(7,238)    $(36,459)

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

Certain items have been reclassified in the financial statements for March 31, 2000, to conform to the March 31, 2001 financial statement presentation.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Companys Form 10-KSB as of December 31, 2000. Results of operations for the interim period are not necessarily indicative of annual results.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Equity Method Investments: Investment in Tonkin Springs LLC is accounted for under the equity method of accounting. Investment in common stock of Gold Resource Corporation, an affiliate of the Company, being earned under a management contract dated July 1, 2000, is recorded under the equity method of accounting. The shares of Gold Resource earned to date under the contract have been assessed by the Company to have no determinable value and have therefore been recorded at zero basis. See Footnote 5 for additional information.

Per Share Amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding during the period (13,973,520 for 2001 and 13,970,534 for 2000).
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2001 and 2000, options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Use of Estimates: The preparation of the Companys consolidated financial statements in conformity with generally accepted accounting principles requires the Companys management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Tonkin Springs Project

From December 31, 1993 until February 26, 1999, Tonkin Springs Venture Limited Partnership (TSVLP), a partnership owned by subsidiaries of the Company, held a 40 percent undivided interest in the Tonkin Springs Properties (the Properties) subject to a mining joint venture, the Tonkin Springs Project Joint Venture as amended (the 1993 Agreement), with Gold Capital Corporation (Gold Capital) being the holder of 60 percent undivided interest and project manager.

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

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration related costs only) of the Properties (the Cut-Off Date). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHIs Recoupable Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the Effective Date. TSHI has reported that through March 31, 2001 the balance of Exploration expenditures on the Properties is approximately $2,145,978 and that the balance of the Recoupable Amount as of that date is approximately $10,096,730. If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination, (ii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and
(iii) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior to the date of TSHIs withdrawal or deemed withdrawal. TSVLP and TSHI (the Members) have designated Tonkin Springs Management Co., a Colorado corporation (TSMC, and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). One half of Minimum Payments to
TSVLP are added to TSHI's Recoupable Amount as discussed further below (and included in the March 31, 2001 balance as reported above). As of March 31, 2001, there remains recorded a $360,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP classified as a current asset, offset by a $405,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

The Company has guaranteed TSVLPs obligations under the TSLLC and TSVLP has given a security interest (consisting of its ownership interest arising under the TSLLC) in favor of TSHI to secure its performance under the TSLLC. Sudbury has guaranteed certain obligations of TSHI. The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40 percent undivided interest in the Properties to the TSLLC.

3. Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Company's interest in the Tonkin Springs Properties were contributed into the Tonkin Springs LLC with TSMC as manager. The following is the condensed unaudited balance sheet of Tonkin Springs LLC as of March 31, 2001, and a condensed statement of operations for the three months then ended. All costs associated with the Properties have been funded by TSHI.

STATEMENT OF OPERATIONS                      Three Months Ended
                                               March 31, 2001
Interest income                                          $0
Exploration expense                                 279,004

Property holding costs                              295,552
Depreciation                                         11,586
Net loss                                          $(586,142)

BALANCE SHEET                                  March 31, 2001
Assets:
Cash                                               $134,180
Prepaid claim fees                                   98,310
Property, plant, equipment, net                   5,034,762
Restricted time deposit for
reclamation bond                                  1,395,806
Total assets                                     $6,663,058

Liabilities, Reserves and Members Equity:
Current liabilities                                 $18,425
Reserve for reclamation                           1,939,000
                                                  1,957,425
Members Equity-
 TSHI                                             2,705,633
 TSVLP                                            2,000,000
  Total members equity                            4,705,633
Total liabilities, reserves and
 members equity                                  $6,663,058

TSVLP and TSHI are jointly responsible for reclamation of disturbances of the Properties. The current estimate of reclamation costs, on a 100 percent basis, totals approximately $1.94 million of which TSVLP and the Company reflects $776,000 on its balance sheet related to its 40 percent share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies is the responsibility of TSHI under the terms of the Tonkin Springs LLC prior to Cut-Off. Tonkin Springs LLC has a cash bond posted in the initial amount of $1.4 million with the required governmental agencies secured by a restricted cash time deposit. The year 2001 budget of TSLLC anticipates addition to the cash bond and restricted cash time deposit in the amount of $438,000 which amount will be funded upon final determination of the bonding requirement by the governmental agencies.

4. Loan Settlement Agreement with FABC

On February 21, 1992, the Company entered into a Loan Settlement Agreemnt with its senior secured lender, The French American Banking Corporation (FABC). The Company discharged its debt to
FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between Tonkin Springs Gold Mining Company, a wholly owned subsidiary of the Company (TSGMC) and FABC entitled Agreement To Pay
Distributions, which requires TSGMC to pay a limited portion of certain distributions from TSVLP through TSGMC to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50% of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

5. Related Party Transactions:

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of March 31, 2001, the balance of such voluntary deferral was $291,277. Director fees for the current and prior periods in the amount of $24,000 remain unpaid as of March 31, 2001. All of these amounts are reflected as liabilities of the Company as of March 31, 2001.

Investment in Gold Resource Corporation.

Effective July 1, 2000, the Company and Gold Resource Corporation
(GRC), a private Colorado corporation, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC. The business objective of GRC is to acquire and develop mining properties in Mexico. Through this arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing should GRC be successful in acquiring a mineral property of merit. William W. Reid and David C. Reid, each officers and directors of the Company are currently the controlling shareholders of GRC. William F. Pass, an officer of the Company, has been granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The independent directors of the Company approved the contract with GRC.

As noted, GRC is responsible for all funding needed. Under the management contract, the Company will be compensated by issuance of approximately 166,667 shares of GRC common stock per quarter over the 18-month duration of the contract for an aggregate of 1,000,000 shares of which 500,002 were received by the Company through March 31, 2001. In addition, the Company received 280,000 shares in GRC with the execution of the contract as consideration for staff time and expenses associated with evaluation of opportunities in Mexico during 1999 and the first half of year 2000. The aggregate number of GRC shares owned by the Company as of March 31, 2001 is 780,002, representing approximately 29 percent of the outstanding shares of GRC. The management contract terminates December 31, 2001 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

The shares of GRC are not publicly traded and to date GRC has not sold any of its shares to unrelated parties for cash or other consideration. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest.

The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to date have been assessed by the Company to have no determinable value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $390,001 stated value related to the 780,002 GRC shares earned to date. However, the Company considers the stated value to be arbitrary and as noted above has determined that the shares of GRC received to date have no determinable value as of March 31, 2001. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the three months ended March 31, 2001 is approximately $40,274 of which the Companys share would be $11,720. The balance sheet of GRC as of March 31, 2001 reflects total assets of $29,140, primarily in cash and time deposits, liabilities to related parties of $36,761, primarily convertible debentures in favor of the founders with conversion price of $.50/share, and shareholders deficit of $7,622. The overhead expense of the Company allocated to the management contract for the three months ended March 31, 2001 totals $32,796, representing allocation of staff time. The general and administrative costs which were expensed during the three months ended March 31, 2000 and for which the Company received shares of GRC under the management contract totaled $71,408 of which $66,576 related to staff time associated with activities related to Mexico.

MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

Tonkin Springs (the Properties) is the only property of U.S. Gold Corporation (the Company) and is reflected by the Companys 40 percent interest in Tonkin Springs LLC (TSLLC). Since February 26, 1999 (the Effective Date), the Companys interest in TSLLC is held by Tonkin Springs Venture Limited Partnership (TSVLP), a partnership 100 percent owned by subsidiaries of the Company.

Tonkin Springs Holdings Inc., a Colorado corporation (TSHI) owns 60 percent of TSLLC and is project manager. TSHI is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation (Sudbury)(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle) (NYSE:AME).

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commenced making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). During the three months ended March 31, 2001 the Company received $135,000 in Minimum Payments to TSVLP while in the 2000 period the Company received $90,000 in such payments. During each period, $135,000 in Minimum Payments to TSVLP was reflected in revenue. In addition, the April 1, 2001 payment of $45,000 was received in March 2001 and will be recognized as revenue in April, 2001. One half of Minimum Payments to TSVLP will be added to TSHIs Recoupable Amount as discussed further below. As of March 31, 2001, there remains recorded a $360,000 receivable due from TSHI reflecting remaining Minimum Payments classified as a current asset offset by a $405,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

The Operating Agreement of the TSLLC defines Commencement of
Commercial Production (CCP). On the last day in the calendar month in which CCP is achieved, if ever, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

As of March 31, 2001, the Company had working capital of $65,637 made up of current assets of $404,166 and current liabilities of $338,529. During the remainder of 2001 the Company anticipates receipt of $360,000 in Minimum Payments to TSVLP from the TSLLC. These items are the primary source of working capital presently anticipated during 2001. The Company intends and will be required to issue equity in public or private transactions and/or to sell a portion of its assets to raise additional working capital to fund future operations and overhead expense.

Net cash used in operations increased to $(7,238) for the three months ended March 31, 2001 from $(36,459) for the corresponding period of 2000, primarily reflecting $135,000 in Minimum Payments to TSVLP during 2000 compared to $90,000 in such payments during the 2000 period, partially offset by higher levels of cash paid to suppliers and employees during the 2001 period. Cash flow from investing activities were zero for both the 2001 and 2000 periods. Cash flows from financing activities decreased to $(2,841) for the 2001 period from ($2,587) for the corresponding period of 2000 reflecting higher level payments on installment purchase contracts in the 2001 period.

Results of Operations - 2001 Compared to 2000

For the three month period ended March 31, 2001, the Company recorded a net loss of $46,785 compared to a net loss of $30,692 in the corresponding period of 2000. During both periods $135,000 in Minimum Payments to TSVLP were recognized as revenue.

General and Administrative expenses increased approximately $55,652 in the 2001 period compared to 2000. The increase is attributed to two factors. First, the Company allocated less of their overhead expense to the costs of providing management services to Gold Resource Corporation (GRC), a related party. Secondly, the Company incurred $19,000 of expenses related to financial consultants engaged during the period ended March 31, 2001.

Overhead expense of the Company allocated to the GRC management contract for the three months ended March 31, 2001 totals $32,796, representing allocation of staff time. Costs which were expensed during the three months ended March 31, 2000, and for which the Company retroactively received shares of GRC under the management contract, totaled $71,408 of which $66,576 related to staff time associated with activities related to Mexico. These costs have been separately set forth from general and administrative expense in the 2000 statement of operations.

Effective July 1, 2000, the Company and GRC, a private Colorado corporation and affiliate company, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC. GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing should GRC be successful in acquiring a mineral property of merit. The business objective of GRC is to acquire and develop mining properties in Mexico. Two executive officers of the Company are currently the controlling shareholders of GRC. The Company is receiving 1,000,000 shares in GRC over the 18-month duration of the contract plus 280,000 shares for staff time and expenses associated with evaluation of opportunities in Mexico by the Company during 1999 and the first half of 2000. GRC shares received by the Company through March 31, 2001 total 780,002 representing approximately 29 percent of GRC capitalization. Through this arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest. The independent directors of the Company approved the contract with GRC.

The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to date have been assessed by the Company to have no determinable value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $390,001 stated value related to the 780,002 GRC shares earned to date. However, the Company considers the stated value to be arbitrary and as noted above has determined that the shares of GRC received to date have no determinable value as of March 31, 2001. Under equity accounting, the Company has not recorded its share of GRCs operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the three months ended March 31, 2001 is approximately $40,274 of which the Company's share would be $11,720. The balance sheet of GRC as of March 31, 2001 reflects total assets of $29,139 primarily in cash and time deposits, liabilities to related parties of $36,761, primarily convertible debentures in favor of the founders with conversion price of $.50/share, and shareholders' equity deficit of $7,622.

Other

Except for the historic information contained herein, the statements in this report which relate to the Companys plans, objectives or future performance may be deemed to be forward-looking statements. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of factors including gold price, mineralized material grades, metallurgical recovery, operating costs, market valuation, and project operators decisions and performance under TSLLC, as well as other risks and uncertainties.

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

                                U.S. GOLD CORPORATION

Dated: May 7 2001              By /s/ William W. Reid
                                William W. Reid, President
                                and Chairman of the Board

Dated: May 7, 2001             By /s/ William F. Pass
                                William F. Pass, Vice President and
                                Chief Financial Officer