Form 10QSB
period 2001-06-30
U S GOLD CORP
filed 2001-08-10
CIK 314203

FORM 10-QSB

              U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001
                               or
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                     Outstanding as of August 9, 2001
Common Stock, $0.10 par value          14,026,600


                       U.S. GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2001 and 2000
                           (Unaudited)

                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                             2001      2000      2001       2000

Revenues:
Project payments          $135,000  $135,000  $270,000   $270,000
Interest income                 27        19        55         39
  Total revenues           135,027   135,019   270,055    270,039

Other costs and expenses:
General and administrative 138,146   130,667   283,221    220,090
Costs of services provided
 under Management Contract
 with Gold Resource
 Corporation                30,682    28,177    63,478     99,585
Interest                       691       971     1,450      1,984
Depreciation                 2,987     3,841     6,170      7,709
  Total expense            172,506   163,656   354,319    329,368

Loss before income taxes   (37,479)  (28,637)  (84,264)   (59,329)
Provision for income taxes       -         -         -          -
Net loss                  $(37,479) $(28,637) $(84,264)  $(59,329)

Basic and diluted per share data:
Basic                      $(0.00)   $(0.00)   $(0.00)   $(0.00)
Diluted                    $(0.00)   $(0.00)   $(0.00)   $(0.00)

The accompanying notes are an integral part of these consolidated financial statements.


                        U.S. GOLD CORPORATION
                      CONSOLIDATED BALANCE SHEET
                           June 30, 2001
                            (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                           $44,772
  Project payments receivable                         225,000
    Total current assets                              269,772

Investment in Tonkin Springs LLC                    2,398,578
Investment in affiliate-Gold
  Resource Corporation                                      -
Other assets                                           40,849
    Total Assets                                   $2,709,199

LIABILITIES, DEFERRED CREDIT &
SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities             $12,504
 Installment purchase contracts                        12,340
 Related party payables-director fees                  19,000
  Total current liabilities                            43,844

Installment purchase contracts, long-term              14,876
Related party payables-officers compensation          324,216
Deferred credit, project payments                     270,000
Reserve for reclamation                               776,000
  Total liabilities and deferred credit             1,428,936

Shareholders' equity:
  Common stock, $.10 par value, 18,000,000
   shares authorized; 14,026,600 shares
   issued and outstanding                           1,402,660
  Additional paid-in capital                       31,975,368
  Accumulated deficit                             (32,097,765)
    Total shareholders' equity                      1,280,263

    Total Liabilities, Deferred Credit and
    Shareholders' Equity                           $2,709,199

The accompanying notes are an integral part of these consolidated financial statements.


                          U.S. GOLD CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 2001 and 2000
                              (Unaudited)

                                     June 30, 2001   June 30, 2000
Cash flows from operating activities:
  Cash received from
   project distributions                 $270,000        $270,000
  Interest received                            55              39
  Cash paid to suppliers and employees   (274,259)       (271,853)
Cash provided by (used in) operating
  activities                               (4,204)         (1,814)

Cash flows from investing activities:           -               -
Cash provided by (used in) investing
  activities                                    -               -

Cash flows from financing activities:
  Payments on installment purchase
   contracts                               (5,769)         (5,235)
Cash used in financing activities          (5,769)         (5,235)

Decrease in cash and cash equivalents      (9,973)         (7,049)
Cash and cash equivalents, beginning
  of period                                54,245          48,480
Cash and cash equivalents, end of period  $44,272         $41,431

Reconciliation of net loss to cash used in
operating activities:
  Net loss                               $(84,264)       $(59,329)
  Items not requiring (providing) cash:
    Depreciation                            6,170           7,709
    Deferred compensation and
     directors fees                        68,879          61,725
    Directors fees paid by exercise
     of stock options                       8,000           1,000
  Increase (decrease) in current
    liabilities related to operations       5,488         (12,387)
  Decrease (increase) in other assets,
    long term                                 (69)           (532)
Cash provided by (used in)
  operating activities                    $(4,204)        $(1,814)

The accompanying notes are an integral part of these consolidated financial statements.


                         U.S. GOLD CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Certain items have been reclassified in the financial statements for June 30, 2000, to conform to the June 30, 2001 financial statement presentation.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB as of December 31, 2000.

Results of operations for the interim period are not necessarily indicative of annual results.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Equity Method Investments: Investment in Tonkin Springs LLC is accounted for under the equity method of accounting. Investment in common stock of Gold Resource Corporation (GRC), an affiliate of the Company, being earned under a management contract dated July 1, 2000, is recorded under the equity method of accounting. The shares of GRC earned to date under the contract have been assessed by the Company to have no determinable value and have therefore been recorded at zero basis. See Footnote 5 for additional information.

Per Share Amounts:  Statement of Financial Accounting Standards
No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding during the period (13,974,040 and 14,015,401 for three month periods ended
June 30, 2000 and 2001, respectively, and 13,966,416 and
13,994,282 for six month periods ended June 30, 2000 and 2001, respectively). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 2001 and 2000, options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI is required to fund all costs related to the Properties, including all holding, administrative, operational and exploration costs, until TSHI has first expended $4 million on Exploration (exploration related costs only) of the Properties (the Cut-Off Date). All expenditures funded by TSHI prior to the Cut-Off Date, including Exploration, holding, administrative or other operational costs of the Properties, shall be added to TSHI's Recoupable Amount which has as its opening balance the sum of $5,625,000, which was intended to represent approximately one-half of the recoupment account balance of Gold Capital under the 1993 Agreement as of the Effective Date. TSHI has reported that through June 30, 2001 the balance of Exploration expenditures on the Properties is approximately $2,391,868 and that the balance of the Recoupable Amount as of that date is approximately $10,419,821. If TSHI should withdraw from the TSLLC prior to Cut-Off, TSHI shall have no further right, title or interest in the Properties of TSLLC and its ownership interest shall be deemed transferred to TSVLP. In addition, TSHI shall remain obligated to TSVLP: (i) to fund the remaining balance of the adopted Program and Budget in effect upon termination,
(ii) to pay any unpaid Monthly Minimum Payments to TSVLP (as described further below) that are due and payable, and (iii) to fund and satisfy all unfunded liabilities to third parties arising out of operations conducted subsequent to the Effective Date but prior to the date of TSHIs withdrawal or deemed withdrawal. TSVLP and TSHI (the Members) have designated Tonkin Springs Management Co., a Colorado corporation (TSMC, and an affiliate of TSHI) as the initial Manager of the Properties with overall management responsibilities for operations.

At the Effective Date, TSHI paid to TSVLP $190,000, and commencing March 1, 1999 TSHI began making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively Minimum Payments to TSVLP). One half of Minimum Payments to TSVLP are added to TSHI's Recoupable Amount as discussed further below (and included in the June 30, 2001 balance as reported above). As of June 30, 2001, there remains recorded a $225,000 receivable due from the TSLLC reflecting remaining Minimum Payments to TSVLP classified as a current asset, offset by a $270,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

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

In the event that CCP is achieved, then on the last day of that calendar month TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved
(the Lump-Sum Payment). After the Cut-Off Date, TSHI is required to exercise reasonable efforts to attempt to obtain third party project financing for any development of the Properties requiring funding of more than $20 million. After the Cut-Off Date, TSVLP is required to fund its 40 percent share of all costs of the Properties or be subject to dilution under a formula. Either party may elect to contribute a lesser amount or none towards its share of an adopted program and budget. However, as long as TSHI owns at least 50 percent interest in TSLLC, TSHI is obligated to loan TSVLP its share of funding of an adopted program and budget after the Cut-Off Date under one-year term loans (the Elected
Loan) with an interest rate of LIBOR plus 5 percent. If, however, TSVLP does not repay an Elected Loan when due, TSHI shall have no further obligation to make additional Elected Loans to TSVLP and the amounts of defaulted Elected Loans and accrued interest thereon shall be incorporated into the computation of dilution of TSVLP's working interest under a formula. If the ownership interest of any Member falls to 10 percent or less as a result of the dilution formula, then such Member shall be deemed to have withdrawn from the TSLLC and to have automatically relinquished and transferred its interest to the other Member and upon such relinquishment the withdrawing Member shall be granted an overriding 2 percent net smelter royalty (the NSR) on products subsequently extracted, removed and sold from the Properties.

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

3. Condensed Financial Information of Tonkin Springs LLC

As noted in Footnote 2 above, effective February 26, 1999, the Company's interest in the Tonkin Springs Properties were contributed into the Tonkin Springs LLC with TSMC as manager. The following is the condensed unaudited balance sheet of TSLLC as of June 30, 2001, and a condensed statement of operations for the six months then ended. All costs associated with the Properties have been funded by TSHI.

       STATEMENT OF OPERATIONS                 Six Months Ended
                                                 June 30, 2001
   Interest income                                   $38,188

   Exploration expense                               524,849
   Property holding costs                            408,060
   Depreciation                                       23,172
     Net loss                                      $(917,893)


       BALANCE SHEET                            June 30, 2001
   Assets:
   Cash                                             $123,040
   Prepaid claim fees                                 66,000
   Property, plant, equipment, net                 5,023,176
   Restricted time deposit for
     reclamation bond                              1,395,806
     Total assets                                 $6,608,022

     Liabilities, Reserves and Members' Equity:
   Current liabilities                               $13,888
   Reserve for reclamation                         1,939,000
                                                   1,952,888
   Members' Equity-
    TSHI                                           2,655,134
    TSVLP                                          2,000,000
    Total members equity                           4,655,134
   Total liabilities, reserves and
      members' equity                             $6,608,022

TSVLP and TSHI are jointly responsible for reclamation of disturbances of the Properties. The current estimate of reclamation costs, on a 100 percent basis, totals approximately $1.94 million of which TSVLP and the Company reflects $776,000 on its balance sheet related to its 40 percent share. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies is the responsibility of TSHI under the terms of the Tonkin Springs LLC prior to Cut-Off. TSLLC has a cash bond posted in the initial amount of $1.396 million with the required governmental agencies secured by a restricted cash time deposit. The year 2001 budget of TSLLC anticipates addition to the cash bond and restricted cash time deposit in the amount of $438,000 which amount will be funded upon final determination of the bonding requirement by the governmental agencies.


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

5. Related Party Transactions:

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of June 30, 2001, the balance of such voluntary deferral was $324,216. The Company does not anticipate paying these deferred salaries during the next twelve months and therefore have classified the liability as
long-term.   Director fees for the current and prior periods
in the amount of $19,000 remain unpaid as of June 30, 2001. During 2001, a director exercised stock options to purchase 43,125 shares of the Company's stock with the exercise price of those shares, $8,500, paid by reduction of unpaid Director fees. The balances of voluntarily deferred compensation and director fees are reflected as liabilities of the Company as of June 30, 2001.

Investment in Gold Resource Corporation:

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

As noted, GRC is responsible for all funding needed. Under the management contract, the Company will be compensated by issuance of approximately 166,667 shares of GRC common stock per quarter over the 18-month duration of the contract for an aggregate of 1,000,000 shares of which 666,668 were received by the Company through Jun 30, 2001. In addition, the Company received 280,000 shares in GRC with the execution of the contract as consideration for staff time and expenses associated with evaluation of opportunities in Mexico during 1999 and the first half of year 2000. The aggregate number of GRC shares owned by the Company as of June 30, 2001 is 946,668, representing approximately 33 percent of the outstanding shares of GRC. The management contract terminates December 31, 2001 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

The shares of GRC are not publicly traded and to date GRC has not sold any of its shares to unrelated parties for cash or other consideration. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest. The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to date have been assessed by the Company to have no determinable value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $473,334 stated value related to the 946,668 GRC shares earned to date. However, the Company considers the stated value to be arbitrary and as noted above has determined that the shares of GRC received to date have no determinable value as of June 30, 2001. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the six months ended June 30, 2001 is approximately $77,092 of which the Company's share would be $23,960. The balance sheet of GRC as of June 30, 2001 reflects total assets of $23,084, primarily in cash and time deposits, liabilities to related parties of $36,848, primarily convertible debentures in favor of the founders with conversion price of $.50/share, and shareholders deficit of $13,763. The overhead expense of the Company allocated to the management contract for the six months ended June 30, 2001 totals $63,478, representing allocation of staff time. The general and administrative costs which were expensed during the six months ended June 30, 2000 and for which the Company received shares of GRC under the management contract totaled $99,585 of which $91,965 related to staff time associated with activities related to Mexico.

MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Changes in Financial Condition

Tonkin Springs (the Properties) is the only property of U.S. Gold Corporation (the Company) and is reflected by the Company's 40 percent interest in Tonkin Springs LLC (TSLLC). Since February 26, 1999 (the Effective Date), the Company's interest in TSLLC is held by Tonkin Springs Venture Limited Partnership (TSVLP), a partnership 100 percent owned by subsidiaries of the Company.

Tonkin Springs Holdings Inc., a Colorado corporation (TSHI) owns 60 percent of TSLLC and is project manager. TSHI is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation (Sudbury)(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle) (NYSE:AME).

Liquidity and Capital Resources

At the Effective Date, TSHI paid to TSVLP $190,000, and commenced making additional payments to TSVLP in the amount of $45,000 per month through December 1, 2001 (collectively
Minimum Payments to TSVLP). During both six month periods ended June 30, 2001 and 2000, the Company received $315,000 in Minimum Payments to TSVLP. During each period, $270,000 in Minimum Payments to TSVLP was reflected in revenue as the July 1 payments of $45,000 were received in June in both years and will be recognized as revenue in the month of July of each year. One half of Minimum Payments to TSVLP will be added to TSHI's Recoupable Amount as discussed further below. As of June 30, 2001, there remains recorded a $225,000 receivable due from TSHI reflecting remaining Minimum Payments classified as a current asset offset by a $270,000 deferred credit, with the effect that the entire receivable is offset by a deferred credit.

The Operating Agreement of the TSLLC defines Commencement of Commercial Production (CCP). On the last day in the calendar month in which CCP is achieved, if ever, TSHI shall pay TSVLP an additional amount to be calculated by multiplying $15,000 times the number of months from the Effective Date through the month in which CCP is achieved (the Lump-Sum Payment).

As of June 30, 2001, the Company had working capital of $225,928 made up of current assets of $269,772 and current liabilities of $43,844 of which $19,000 are related party payables. During the remainder of 2001 the Company anticipates receipt of $225,000 in Minimum Payments to TSVLP from the TSLLC. These items are the primary source of working capital presently anticipated during 2001. The Company intends and will be required to issue equity in public or private transactions and/or to sell a portion of its assets to raise additional working capital to fund future operations and overhead expense.

Net cash provided by operations decreased to $(4,204) for the six months ended June 30, 2001 from $(1,814) for the corresponding period of 2000, primarily reflecting $270,000 in Minimum Payments to TSVLP during both periods, and slightly higher levels of cash paid to suppliers and employees during the 2001 period. Cash flow from investing activities were zero for both the 2001 and 2000 periods. Cash flows from financing activities decreased slightly to $(5,769) for the 2001 period from ($5,235) for the corresponding period of 2000 reflecting higher level of payments on installment purchase contracts in the 2001 period.

Results of Operations - 2001 Compared to 2000

For the six month period ended June 30, 2001, the Company recorded a net loss of $84,264 compared to a net loss of $59,329 in the corresponding period of 2000. During both periods $270,000 in Project Payments to TSVLP were recognized as revenue. General and Administrative expenses increased approximately $63,131 in the 2001 period compared to 2000. The increase is primarily attributed to two factors. First, the Company allocated less of their overhead expense ($36,107) to the costs of providing management services to Gold Resource Corporation
(GRC), a related party. Secondly, the Company incurred $19,000 of expenses related to financial consultants during the 2001 period. Overhead expense of the Company allocated to the GRC management contract for the six months ended June 30, 2001 totals $63,478, representing allocation of staff time. Costs which were expensed during the six months ended June 30, 2000, and for which the Company retroactively received shares of GRC under the management contract, totaled $99,585 of which $91,965 related to staff time associated with activities related to Mexico.
These costs have been separately set forth from general and administrative expense in the 2000 statement of operations.

Effective July 1, 2000, the Company and GRC, a private Colorado corporation and affiliate company, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC.
GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing should GRC be successful in acquiring a mineral property of merit. The business objective of GRC is to acquire and develop mining properties in Mexico. Two executive officers of the Company are currently the controlling shareholders of GRC. The Company is receiving 1,000,000 shares in GRC over the 18-month duration of the contract plus 280,000 shares for staff time and expenses associated with evaluation of opportunities in Mexico by the Company during 1999 and the first half of 2000. GRC shares received by the Company through June 30, 2001 total 946,668 representing approximately 33 percent of GRC capitalization. Through this arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. While GRC is evaluating opportunities in general for mining properties in Mexico, GRC has not to date secured any such property interest. The independent directors of the Company approved the contract with GRC.

The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to date have been assessed by the Company to have no determinable value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $473,334 stated value related to the 946,668 GRC shares earned through June 30, 2001. However, the Company considers the stated value to be arbitrary and as noted above has determined that the shares of GRC received to date have no determinable value as of June 30, 2001. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the six months ended June 30, 2001 is approximately $77,097 of which the Company's share would be $23,959. The balance sheet of GRC as of June 30, 2001 reflects total assets of $23,084 primarily in cash and time deposits, liabilities to related parties of $36,848, primarily convertible debentures in favor of the founders with conversion price of $.50/share, and shareholders' equity deficit of $13,763.

For the three month period ended June 30, 2001, the Company recorded a net loss of $37,479 compared to a net loss of $28,637 in the corresponding period of 2000. During both periods $135,000 in Minimum Payments to TSVLP were recognized as revenue. General and Administrative expenses increased approximately $7,479 in the 2001 period compared to the corresponding period of 2000. The increase is attributed to slightly higher overhead costs offset in part by the Company allocating more of their overhead to the costs of providing management services to GRC during the 2001 period. Overhead expense of the Company allocated to the GRC management contract for the three months ended June 30, 2001 totals $30,682, representing allocated staff time. Costs which were expensed during the three months ended June 30, 2000, and for which the Company retroactively received shares of GRC under the management contract, totaled $28,177 of which most related to staff time associated with activities related to Mexico.

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

                             PART II

1.    No report required.
2.    No report required.
3.    No report required.
4.    No report required.
5.    No report required.
6.a   No report required.
6.b   Effective June 16, 2001, the Company filed a Form 8-K,
      Item 5. Other Events, reporting the resignation of a director to the Company, Douglas J. Newby, effective May 16, 2001. The report indicated that there were no disagreements between the Company and Mr. Newby on any matter relating to the Company's operations, policies or practices.


                                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. GOLD CORPORATION

Dated: August 9, 2001           By /s/ William W. Reid
                                William W. Reid, President
                                and Chairman of the Board

Dated: August 9, 2001           By /s/ William F. Pass
                                William F. Pass, Vice President
                                and Chief Financial Officer