Form 10QSB
period 2001-09-30
U S GOLD CORP
filed 2001-11-13
CIK 314203

FORM 10-QSB
    U. S. SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C.  20549

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
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
Class                  Outstanding as of November 13, 2001
Common Stock,                    14,026,590
$0.10 par value


              U.S. GOLD CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2001
and 2000
                              (Unaudited)

                      Three Months      Nine Months
                          Ended           Ended
                      September 30,    September 30,

                       2001    2000     2001     2000

Revenues:
 Project payments   $135,000 $135,000 $405,000 $405,000
 Interest income          18       26       73       65
   Total revenues    135,018  135,026  405,073  405,065


Other costs and expenses:
 General and
  administrative      90,655  130,159  373,876  358,169
 Costs of services
  provided under
  Management Contract
  with Gold Resource
  Corporation         76,165   30,648   139,643  122,313
 Interest                623      869     2,073    2,853
 Depreciation          3,098    3,903     9,268   11,612
   Total expense     170,541  165,579   524,860  494,947

Loss before income
Taxes                (35,523) (30,553) (119,787) (89,882)
Provision for
  income taxes             -        -         -        -
Net loss            $(35,523)$(30,553)$(119,787)$(89,882)

Basic and diluted
per share data:
  Basic              $(0.00)  $(0.00)  $(0.01)   $(0.01)
  Diluted            $(0.00)  $(0.00)  $(0.01)   $(0.01)

See accompanying notes to consolidated financial statements.

                      U.S. GOLD CORPORATION
                    CONSOLIDATED BALANCE SHEET
                        September 30, 2001
                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents            $46,292
  Project payments receivable           90,000
    Total current assets               136,292

Investment in Tonkin Springs LLC     2,398,578
Investment in affiliate-Gold                 -
Resource Corporation
Other assets                            36,577

Total Assets                        $2,571,447

LIABILITIES, DEFERRED CREDIT &
SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                          $13,813
 Installment purchase contracts         12,633
 Related party payables-director
  fees                                  20,500
  Total current liabilities             46,946

Installment purchase contracts,
  long-term                             11,605
Related party payables-officers
  compensation                         357,155
Deferred credit, project payments      135,000
Reserve for reclamation                776,000
  Total liabilities and deferred
    credit 	                         1,326,706


Shareholders' equity:
  Common stock, $.10 par value,
    18,000,000 shares authorized;
    14,026,590 shares issued and
    outstanding                      1,402,660
  Additional paid-in capital        31,975,368
  Accumulated deficit              (32,133,287)
    Total shareholders' equity       1,244,741

Total Liabilities, Deferred Credit
  and Shareholders' Equity          $2,571,447


The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)


                            September 30,  September 30,
                               2001           2000

Cash flows from operating
 activities:
  Cash received from
   project distributions      $405,000      $450,000
  Interest received                 73            65
  Cash paid to suppliers and
   Employees                  (404,299)     (439,224)
Cash provided by (used in)
  operating activities             774        10,841

Cash flows from investing
  activities:
  Capital expenditures               -       (2,665)
                                     -       (2,665)

Cash provided by (used in)
  investing activities               -            -

Cash flows from financing
  activities:
  Payments on installment
   purchase contracts           (8,727)      (10,474)
Cash used in financing
  activities                    (8,727)      (10,474)

Decrease in cash and cash
  Equivalents                   (7,953)       (2,298)
Cash and cash equivalents,
  beginning of period           54,245        48,480
Cash and cash equivalents,
  end of period                $46,292       $46,182

Reconciliation of net loss
  to cash used in operating
  activities:
  Net loss                    $(119,787)    $(89,882)
  Items not requiring
   (providing) cash:
    Depreciation                  9,268       11,612
    Deferred compensation
     and directors fees          98,800       92,587
    Directors fees paid by
     exercise of stock options    8,000            -
  Increase (decrease) in
    current liabilities
    related to operations         6,797       (8,518)
  Decrease (increase) in
    other assets, long term      (2,304)       5,042
Cash provided by (used in)
operating activities               $774      $10,841

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

Certain adjustments have been made in the financial statements for September 30, 2000, and certain items have been reclassified to conform to accounting for the year ended December 31, 2000 and the September 30, 2001 financial statement presentation.

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

Equity Method Investments:  Investment in Tonkin
Springs LLC is accounted for under the equity method of accounting. See Footnote 2 for additional information.
Investment in common stock of Gold Resource
Corporation (GRC), an affiliate of the Company, being earned under a management contract dated July 1, 2000, is recorded under the equity method of accounting. The shares of GRC earned to date under the contract have been assessed by the Company to have no determinable value and have therefore been recorded at zero basis.
See Footnote 5 for additional information.

Per Share Amounts:  Statement of Financial Accounting
Standards No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding during the period (14,026,590 and 13,973,730 for three month periods ended September 30, 2000 and 2001, respectively, and 14,004,920 and 14,162,595 for nine month periods ended September 30, 2000 and 2001, respectively). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of September 30, 2001 and 2000, options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

2. Tonkin Springs Project

Effective February 26, 1999 (the Effective Date) TSVLP and Gold Capital Corporation (Gold Capital) terminated the Tonkin Springs Project Joint Venture as amended
(the 1993 Agreement), with Gold Capital being the holder of 60 percent undivided interest and project manager, and TSVLP being the holder of 40 percent undivided interest. Each party retained their respective 60 percent and 40 percent undivided interests in the Properties. Gold Capital then immediately sold its 60 percent undivided interest in the Properties to Tonkin Springs Holdings Inc., a
Colorado corporation (TSHI) which is owned by subsidiaries of Sudbury Contact Mines Limited, an
Ontario, Canada corporation (Sudbury) (SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation (Agnico-Eagle)
(AME:NYSE). TSHI then immediately contributed its 60 percent undivided interest in the Properties into a new limited liability company, Tonkin Springs LLC (TSLLC) in exchange for 60 percent of the equity membership interest of TSLLC, and TSVLP contributed its 40 percent undivided interest in the Properties into TSLLC in exchange for 40 percent of the equity membership interest of TSLLC. The deemed amount of the Initial
Contribution of TSVLP to TSLLC is $2 million and for TSHI the Initial Contribution to TSLLC is $3 million.

Under the Members Agreement and the Operating Agreement of the TSLLC, TSHI was required to fund all costs related to the Properties until TSHI has expended $4 million on Exploration (exploration related costs only) of the Properties (the Cut-Off Date.) TSHI has reported that through September 30, 2001 Exploration expenditures on the Properties total approximately
$2,572,698.

On September 17, 2001, TSVLP received notice from TSHI that effective October 18, 2001 TSHI would withdraw from TSLLC and that its affiliate, Tonkin Springs
Management Co. (TSMC), would resign as project
Manager. The withdrawal of a participant is provided under the Members' Agreement of Tonkin Springs LLC
(the Agreement.)

Upon such withdraw TSHI shall have no further right,
title or interest in the Tonkin Springs project or
TSLLC and its equity ownership interest in TSLLC shall
be deemed transferred to TSVLP.   Under the Agreement
however, TSHI shall remain obligated to TSVLP (i) to fund Operations of TSLLC for the remaining balance of the adopted Program and Budget in effect for calendar year 2001 ($60,000), (ii) to pay to TSVLP $90,000 in unpaid Monthly Minimum Payments due under the Agreement, and (iii) to fund and satisfy a minimum of 60% of all unfunded liabilities to third parties
(whether such accrue before or after such withdrawal) arising out of Operations conducted subsequent to the Effective Date but prior to TSHI's effective date of withdrawal (see conditional Settlement Agreement below.) TSHI had been conducting certain exploration and metallurgical programs at Tonkin Springs as well as maintaining the property and assets on a care and maintenance. The Company does not currently anticipate recognizing a gain or a loss related to the withdrawal of TSHI from TSLLC.

TSVLP and TSHI had certain disputes regarding the
obligations and responsibilities of TSHI and TSMC in
connection with and following TSHI's withdrawal from
TSLLC effective October 17, 2001.  These issues were
resolved under a contingent Settlement Agreement dated
October 31, 2001 (the Settlement Agreement).   With the
execution of the Settlement Agreement, TSHI paid the
Monthly Minimum Payment to TSVLP due November 1, 2001
in the amount of $45,000 and TSHI further agreed
(collectively the TSHI Funding Commitments) to i) make
payment to TSVLP of $45,000 for the remaining Monthly
Payment due TSLLC under the Agreement and to pay TSVLP
$60,000 for the remaining 2001 Program and Budget for
TSLLC, ii) to pay for up to $25,000 in repairs to pad
liner at the Project caused by wind damage prior to
October 17, 2001, iii) to fund in the name of TSLLC an
additional $437,900 to the restricted cash bond to
secure reclamation of the properties, and iv) to commit
to and pay up to $250,000 in costs associated with the
Mitigation Work Program (the Work Program) within the
TSP-1 pit area of the Tonkin Springs project entailing
plugging of certain drill holes which were a
requirement of certain existing permits issued by
regulatory authorities.  The Work Program must be
approved by appropriate governmental agencies and if
those governmental agencies have not approved the Work
Program plan by December 1, 2001, the Settlement
Agreement shall be null and void, provided that TSHI
may waive the requirement for approval of the Work
Program by governmental agencies in which case the
Settlement Agreement would remain in full force and
effect and TSHI would be bound to the above noted TSHI
Funding Commitments.   The Work Program will be
administered by a qualified engineering firm. In exchange for the above payments and the TSHI Funding
Commitments, the parties have agreed under the Settlement Agreement to release each other from any further obligations under the Agreement.

3.  Condensed Financial Information of Tonkin Springs
LLC

As noted in Footnote 2 above, effective February 26,
1999, the Company's interest in the Tonkin Springs
Properties were contributed into the Tonkin Springs LLC with TSMC as manager. Effective October 18, 2001 TSHI withdrew from TSLLC and TSMC resigned as manager. The following is the condensed unaudited balance sheet of TSLLC as of September 30, 2001, and a condensed statement of operations for the nine months then ended, all as reported by TSHI. All costs associated with the Properties have been funded by TSHI.

STATEMENT OF OPERATIONS     Nine Months Ended
                            September 30, 2001

Interest income                     $39,719

Exploration expense                 706,944
Property holding costs              648,912
Depreciation                         34,759
Total expenses                    1,390,615

Net loss                         $1,350,896

BALANCE SHEET                 September 30, 2001
Assets:
 Cash                               $19,261
 Prepaid claim fees                  33,690
 Property, plant, equipment, net  5,011,589
 Restricted time deposit for
  reclamation bond                1,395,806
Total assets                     $6,460,346

Liabilities, Reserves and Members' Equity:
Current liabilities                 $24,057
Reserve for reclamation           1,985,000
                                  2,009,057
Members' Equity-
  TSHI                            2,451,289
  TSVLP                           2,000,000
 Total members equity             4,451,289
Total liabilities, reserves and
  members' equity                $6,460,346

These financial statements do not reflect financial matters related to the subsequent event of the withdrawal of TSHI from TSLLC effective October 17, 2001, nor the conditional Settlement Agreement dated
October 31, 2001, as discussed further in Footnote 2 above.

The current estimate of reclamation costs of the Properties, on a 100 percent basis, totals approximately $1.939 million of which TSVLP and the Company reflects $776,000 on its balance sheet related to its 40 percent share as of September 30, 2001.
Actual reclamation, generally, will be commenced upon the completion of operations at the Properties.
Bonding of reclamation under various Nevada and Federal
Bureau of Land Management agencies was the responsibility of TSHI under the terms of the Tonkin
Springs LLC prior to Cut-Off.  As of September 30,
2001, TSLLC has a cash bond posted in the initial amount of $1.396 million with the required governmental agencies secured by a restricted cash time deposit.
Under the conditional Settlement Agreement dated
October 31, 2001 discussed in footnote 2 above, TSHI has agreed to fund and deposit an additional $437,900 to the restrictive cash bond in the name of TSLLC reflecting the approval of the reclamation cost estimate and determination of required bonding as set by the NDEP and BLM. Upon such funding TSLLC would have total cash bond posted in the amount of approximately $1,833,700 to secure reclamation.

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

5. Related Party Transactions:

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of September 30, 2001, the balance of such voluntary deferral was $357,155. The Company does not anticipate paying these deferred salaries during the next twelve months and therefore have classified the liability as long-term. Director fees for the current and prior periods in the amount of $20,500 remain unpaid as of September 30, 2001. During 2001, a director exercised stock options to purchase 43,125 shares of the Company's stock with the exercise price of those shares, $8,500, paid by reduction of unpaid
Director fees. The balances of voluntarily deferred compensation and director fees are reflected as liabilities of the Company as of September 30, 2001.

Investment in Gold Resource Corporation:

Effective July 1, 2000, the Company and Gold Resource
Corporation (GRC), a private Colorado corporation, entered into a management contract whereby the Company provides general management of GRC business activities in exchange for common shares of GRC. The business objective of GRC is to acquire and develop mining properties in Mexico. Through this arrangement with GRC the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the current level of corporate overhead expenditures. GRC is responsible for all funding needed and intends to raise funds through the sale of GRC stock and debt financing. William W. Reid and David C. Reid, each officers and directors of the Company are currently the controlling shareholders of GRC. William F. Pass, an officer of the Company, has been granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The independent directors of the Company approved the contract with GRC.

Under the management contract, the Company will be compensated by issuance of approximately 166,667 shares of GRC common stock per quarter over the 18-month duration of the contract for an aggregate of 1,000,000 shares of which 833,334 were received by the Company through September 30, 2001. In addition, the Company received 280,000 shares in GRC with the execution of the contract as consideration for staff time and expenses associated with evaluation of opportunities in Mexico during 1999 and the first half of year 2000.
The aggregate number of GRC shares owned by the Company as of September 30, 2001 is 1,113,334, representing approximately 35 percent of the outstanding shares of GRC. The management contract terminates December 31,
2001 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

Effective August 23, 2001 GRC leased a prospective
mining property in the Zimapan Mining District in
Mexico designated GRC's Zimapan Project.  USGL is
managing all activities and GRC is responsible for
funding the project located in the state of Hidalgo,
Mexico.  GRC has 100 percent interest in the Zimapan
Project encompassing approximately 47 hectares subject
to a five percent net smelter return royalty with
certain advance royalty payments to the mineral
concession owner.   For land ownership reasons, the
Zimapan Project has never been mined or explored.
However, geologic indications suggest the potential for similar deposits as those being mined nearby. The
Zimapan Mining District of Mexico is an active district with all infrastructure in place including the availability of contract mining and milling services. Over the approximate last 50 years, Industrias Penoles, Mexico's leading natural resource company and the world's largest silver producer, have been mining the areas neighboring the Zimapan Project property and the area has become well-known for its large underground silver-lead-zinc orebodies. These sulfide replacement deposits, in the form of skarns, mantos and chimneys, can be quite large. GRC plans to commence an underground core-drilling program in an effort to establish a minimum reserve. GRC has stated its objective at the Zimapan Project is to establish a minimum reserve from drilling programs and, if warranted, to achieve production and cash flow from the Project at the earliest practical date

The shares of GRC are not publicly traded. GRC is currently raising funding through a private placement offering of its common shares at $.50/share under exemption from registration as provided under Rule 504 of Regulation D of the Securities and Exchange
Commission.

U.S. Gold is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to date have been assessed by the Company to have no determinable market value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $556,667 stated value related to the 1,113,334 GRC shares earned to date.
Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the nine months ended September 30, 2001 is approximately $188,670 of which the Company's share would be $62,751. The balance sheet of GRC as of September 30, 2001 reflects total assets of $51,586, primarily in cash and property acquisition costs, liabilities to third parties of $12,051, and shareholders equity of $38,328. The overhead expense of the Company allocated to the management contract for the nine months ended September 30, 2001 totals
$139,643, representing allocation of staff time. The general and administrative costs which were expensed during the nine months ended September 30, 2000 and for which the Company received shares of GRC under the management contract totaled $122,313 of which $105,513 related to staff time associated with activities related to Mexico.

MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF
OPERATIONS

Changes in Financial Condition

Tonkin Springs (the Properties) is the primary property of U.S. Gold Corporation (the Company) and is reflected as of September 30, 2001 by the Company's 40 percent interest in Tonkin Springs LLC (TSLLC). The Company also holds an equity interest in an affiliate, Gold
Resource Corporation, which has leased an exploration property located in Mexico.

Since February 26, 1999 (the Effective Date), the
Company's interest in TSLLC is held by Tonkin Springs
Venture Limited Partnership (TSVLP), a partnership 100
percent owned by subsidiaries of the Company.  On
September 17, 2001, TSVLP received notice from TSHI
that effective October 18, 2001 TSHI would withdraw
from TSLLC and that its affiliate, Tonkin Springs
Management Co., (TSMC) would resign as project
Manager.  The withdrawal of a participant is provided
for under the Members' Agreement of Tonkin Springs LLC
(the Agreement).  Upon such withdraw TSHI shall have
no further right, title or interest in the Tonkin
Springs project or TSLLC and its equity ownership
interest in TSLLC in shall be deemed transferred to
TSVLP.   Under the Agreement however, TSHI shall
remain obligated to TSVLP (i) to fund Operations of TSLLC for the remaining balance of the adopted Program and Budget in effect for calendar year 2001 in the agreed amount of $60,000, (ii) to pay to TSVLP any unpaid Monthly Minimum Payments due under the Agreement ($90,000), and (iii) to fund and satisfy a minimum of 60% of all unfunded liabilities to third parties (whether such accrue before or after such withdrawal) arising out of Operations conducted subsequent to the Effective Date but prior to TSHI's effective date of withdrawal (see conditional
Settlement Agreement below.) TSHI had been conducting certain exploration and metallurgical programs at Tonkin Springs as well as maintaining the property and assets on a care and maintenance. The Company does not currently anticipate recognizing a gain or a loss relating to the withdrawal of TSHI from TSLLC.

Liquidity and Capital Resources

Effective October 18, 2001, the Company effectively
assumed 100% ownership of the Tonkin Springs LLC upon
the withdrawal of TSHI.   The withdrawal of a
participant is provided under the Members' Agreement of Tonkin Springs LLC as discussed further above.

TSVLP and TSHI had certain disputes regarding the
obligations and responsibilities of TSHI and TSMC in
connection with and following TSHI's withdrawal from
TSLLC effective October 17, 2001.  These issues were
resolved under a contingent Settlement Agreement dated
October 31, 2001 (the Settlement Agreement.)   With the
execution of the Settlement Agreement, TSHI paid the
Monthly Minimum Payment to TSVLP due November 1, 2001
in the amount of $45,000 and TSHI further agreed
(collectively the TSHI Funding Commitments) to i) make
payment to TSVLP of $45,000 for the remaining Monthly
Payment due TSLLC under the Agreement and to pay TSVLP
$60,000 for the remaining 2001 Program and Budget for
TSLLC, ii) to pay for up to $25,000 in repairs to pad
liner at the Project caused by wind damage prior to
October 17, 2001, iii) to fund in the name of TSLLC an
additional $437,900 to the restricted cash bond to
secure reclamation of the properties, and iv) to commit
to and pay up to $250,000 in costs associated with the
Mitigation Work Program (the Work Program) within the
TSP-1 pit area of the Tonkin Springs project entailing
plugging of certain drill holes which were a
requirement of certain existing permits issued by
regulatory authorities.  The Work Program must be
approved by the appropriate governmental agencies and
if those governmental agencies have not approved the
Work Program plan by December 1, 2001, the Settlement
Agreement shall be null and void, provided that TSHI
may waive the requirement for approval of the Work
Program by governmental agencies in which case the
Settlement Agreement would remain in full force and
effect and TSHI would be bound to the above noted TSHI
Funding Commitments.   The Work Program will be
administered by a qualified engineering firm. In exchange for the above payments and the TSHI Funding
Commitments, the parties have agreed under the Settlement Agreement to release each other from any further obligations under the Agreement.

As of September 30, 2001, the Company had working capital of $89,346 made up of current assets of $136,292 and current liabilities of $46,946 of which $20,500 are related party payables. During the remainder of 2001 the Company anticipates receipt of $150,000 from TSHI representing $90,000 in Minimum
Payments to TSVLP, and the remaining budget for TSLLC during 2001 of $60,000. As noted above TSHI has conditionally agreed to fund certain other commitments at the project, the TSHI Funding Commitments. These items are the primary source of working capital presently anticipated during 2001. The Company intends and will be required to issue equity in public or private transactions and/or to sell a portion of its assets to raise additional working capital to fund future operations and overhead expense.

Net cash provided by operations decreased to $774 for the nine months ended September 30, 2001 from $10,841 for the corresponding period of 2000, primarily reflecting $405,000 in Minimum Payments to TSVLP during the 2001 period compared to $450,000 during the 2000 period, and lower levels of cash paid to suppliers and employees during the 2001 period. Cash flow from investing activities was zero for the 2001 period compared to $(2,665) for the 2000 period. Cash flows from financing activities increased slightly to $(8,727) for the 2001 period from ($10,474) for the corresponding period of 2000 reflecting lower level of payments on installment purchase contracts in the 2001 period.

Results of Operations - 2001 Compared to 2000

For the nine month period ended September 30, 2001, the Company recorded a net loss of $119,787 compared to a net loss of $89,882 in the corresponding period of 2000. During both periods $405,000 in Project Payments to TSVLP were recognized as revenue. General and Administrative expenses increased approximately $15,707 in the 2001 period compared to 2000. The increase is primarily attributed to three factors. First, the Company allocated more of their overhead expense
($17,330) to the costs of providing management services to Gold Resource Corporation (GRC), a related party.
In addition, salary expense during the 2001 period was slightly higher. Lastly, the Company incurred $19,000 of expenses related to financial consultants during the 2001 period. Overhead expense of the Company allocated to the GRC management contract for the nine months ended September 30, 2001 totals $139,643, representing allocation of staff time. Costs which were expensed during the nine months ended September 30, 2000, and for which the Company retroactively received shares of GRC under the management contract, totaled $122,313 of which $114,693 related to staff time associated with activities related to Mexico. These costs have been separately set forth from general and administrative expense in the 2000 statement of operations.

Effective July 1, 2000, the Company and Gold Resource
Corporation (GRC), a private Colorado corporation,
entered into a management contract whereby the Company
provides general management of GRC business activities
in exchange for common shares of GRC.  The business
objective of GRC is to acquire and develop mining
properties in Mexico.  Through this arrangement with
GRC the Company has the opportunity to participate in
potential business activities in Mexico with no
additional funding, other than that related to the
current level of corporate overhead expenditures.  GRC
is responsible for all funding needed and intends to
raise funds through the sale of GRC stock and debt
financing.  The Company is receiving 1,000,000 shares
in GRC over the 18-month duration of the contract plus
280,000 shares for staff time and expenses associated
with evaluation of opportunities in Mexico by the
company during 1999 and the first half of 2000.  GRC
shares received by the Company through September 30,
2001 total 1,113,334 representing approximately 35
percent of GRC capitalization at that date.   The
independent directors of the Company approved the contract with GRC. Effective August 23, 2001 GRC leased a prospective mining property in the Zimapan
Mining District in Mexico designated GRC's Zimapan
Project. As noted above, the Company is managing all activities and GRC is responsible for funding the project located in the state of Hidalgo, Mexico. GRC has 100 percent interest in the Zimapan Project encompassing approximately 47 hectares subject to a five percent net smelter return royalty with certain advance royalty payments to the mineral concession owner. The shares of GRC are not publicly traded. GRC is currently raising funding through a private placement offering of its common shares at $.50/share under exemption from registration as provided under Rule 504 of Regulation D of the Securities and Exchange
Commission.

The Company is accounting for its investment in shares of GRC acquired under the management contract under the equity method of accounting. However, since the shares of GRC earned to date have been assessed by the Company to have no determinable market value the investment has been recorded at zero basis. Under the management contract, the shares of GRC have a stated value of $.50/share for an aggregate $556,667 stated value related to the 1,113,334 GRC shares earned to date.
Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the nine months ended September 30, 2001 is approximately $188,670 of which the Company's share would be $62,751. The balance sheet of GRC as of September 30, 2001 reflects total assets of $51,586, primarily in cash and property acquisition costs, liabilities to third parties of $12,051, and shareholders equity of $38,328. The overhead expense of the Company allocated to the management contract for the nine months ended September 30, 2001 totals
$139,643, representing allocation of staff time. The general and administrative costs which were expensed during the nine months ended September 30, 2000 and for which the Company received shares of GRC under the management contract totaled $122,313 of which $105,513 related to staff time associated with activities related to Mexico.

For the three month period ended September 30, 2001, the Company recorded a net loss of $35,523 compared to a net loss of $30,553 in the corresponding period of 2000. During both periods $135,000 in Minimum Payments to TSVLP were recognized as revenue. General and Administrative expenses decreased approximately $39,504 in the 2001 period compared to the corresponding period of 2000 primarily reflecting approximately $45,517 in increased overhead costs, representing allocated staff time, charged to providing management services to GRC during the 2001 period

Other

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
4.    No report required.
5.    No report required.
6.a  Exhibits:

10.1	Members' Agreement of the Members of Tonkin
Springs LLC by and between Tonkin Springs Venture
Limited Partnership and Tonkin Springs Holding
Inc., dated February 26, 1999 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1988, Exhibit 10.9).

10.2	Operating Agreement of the Members of Tonkin
Springs LLC by and between Tonkin Springs Venture
Limited Partnership and Tonkin Springs Holding
Inc., dated February 26, 1999 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1988, Exhibit 10.10).

10.3	* Settlement Agreement between Tonkin Springs
Holding Inc., and Tonkin Springs Management Co., and Tonkin Springs Venture Limited Partnership and
Tonkin Springs LLC, dated October 31, 2001.

6.b   Effective September 17, 2001, the Company filed a
Form 8-K, Item 5. Other Events, reporting receipt of notice
        from Tonkin Springs Holding Inc. from the
Tonkin Springs LLC effective October 18, 2001.

*  Filed and included in this Form 10-QSB.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange
Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


U.S. GOLD CORPORATION

Dated: November 13, 2001     By William W. Reid,
President and Chairman of the Board

Dated: November 13, 2001     By William F. Pass, Vice
President and Chief Financial Officer