Form 10KSB
period 2001-12-31
U S GOLD CORP
filed 2002-03-29
CIK 314203

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              FORM 10-KSB

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]	Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to
__________

                   Commission file number 0-9137

                        U.S. GOLD CORPORATION
            (Name of small business issuer in its charter)

              Colorado                             84-0796160
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization          Identification No.)


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

State issuer's revenues for its most recent fiscal year. $559,975 in revenues for year ended December 31, 2001.

The aggregate market value (at the last trade price of $0.33 per share) of the Common Stock of U.S. Gold Corporation held by non-affiliates as of March 18, 2002 was approximately $4,599,350. As of March 18, 2002, there were 14,026,390 shares of Common Stock, par value $0.10, outstanding.

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

                                   PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development

    U.S. Gold Corporation, also referred to as the "Company" or "we", was organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, the Company, by vote of its shareholders, changed its name from Silver State Mining Corporation to U.S. Gold Corporation. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver, as well as base metals, and has conducted such activities in various western U.S. states and Mexico.

    The Company's only directly owned mining property currently is the Tonkin Springs gold mine property which is located in Eureka County, Nevada. Our 100 percent ownership interest in this property is held in the name of Tonkin Springs LLC, a Delaware limited liability company also referred to as "TSLLC" which is turn is owned 99.5 percent by Tonkin Venture Limited Partnership, which is a Nevada limited partnership also referred to as "TSVLP" and 0.5 percent by U.S. Environmental Corporation, a Colorado corporation and subsidiary of the Company. TSVLP, in turn, is likewise owned 100% by two of our wholly-owned subsidiaries.

    Our 100 percent ownership in TSLLC was achieved effective October 17, 2001 upon the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc., also referred to as "TSHI", who prior to their withdrawal held 60 percent ownership in TSLLC and were the project managers. The Company recognized neither a gain nor a loss on the withdrawal of TSHI from TSLLC in 2001. The Company is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. The Company plans to and will be required to arrange additional funding through the sale of equity or assets or incurring of debt in order to carryout its business objectives.

    We also have an equity investment in an affiliate company, Gold Resource Corporation, a private Colorado corporation, also referred to as "GRC." At December 31, 2001, the Company held approximately 35 percent of the outstanding shares in GRC. Executive officers of the Company personally own approximately 43 percent of GRC as of that date. Through the GRC investment the Company has the opportunity to participate in potential business activities in Mexico. Effective August 23, 2001, GRC leased a prospective silver/lead/zinc mining property in the Zimapan Mining District in the state of Hidalgo, Mexico designated GRC's Zimapan Project. GRC intends to commence a drilling program at the Zimapan Project during 2002. The Company is managing all activities of GRC under a management contract and GRC is responsible for funding the Zimapan Project. GRC is currently involved in an effort to raise funds through the sale of its common stock with the proceeds to be used, in part, to fund the drilling program at the Zimapan Project in 2002, property maintenance costs and corporate overhead. The shares of GRC are not currently publicly traded.

    During the term of TSHI's interest in TSLLC, the Tonkin Springs property costs were paid by TSHI and the overhead of the Company were also covered by certain payments to the Company by
TSHI.   With the withdrawal of TSHI from TSLLC the Company must
now provide for both the holding costs related to Tonkin Springs as well as the cost of corporate overhead of the Company. The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations.

    The Company is pursuing financing for its operations which could include issuance of equity of the Company in public or private transactions, the sale of a portion of its assets which could include sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt. The Company may also consider third party joint venture participation at its Tonkin Springs project. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. In addition, the Company has begun the evaluation of the potential of recommencing gold production operations at the Tonkin Springs project utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issued involved and the processes necessary to recommence production. In addition, this process also involves the identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of or new regulatory permits and authorities to allow resumption of operations. The Company could also seek a joint venture partner at Tonkin Springs to participate in this evaluation process and funding for any operations. Due to these uncertainties, the independent auditors for the Company have qualified their opinion as to the consolidated financial statements of the Company as of December 31, 2001 (see Item 7. Financial
Statements.)

    As of December 31, 2001, the Company had working capital of $43,439. During year 2002, the Company will earn $360,000 in monthly fees from GRC, an affiliate of the Company, under a management contract whereby the Company manages the business affairs of GRC. GRC is currently in the process of raising equity funding in order to carry out its business objectives and commitments which include cash payments of $30,000 per month to the Company under the management contract. It is uncertain at this time if GRC will be successful in raising sufficient funding required to meet its business objectives and commitments. If GRC is not able to meet its required payments to the Company that situation will be detrimental to the current financial condition of the Company. Through March 27, 2002, GRC has paid the Company
$30,000 under the management contract.   The Company intends and
will be required to raise working capital to fund operations, holding costs and overhead expenses commencing in 2002, the availability of and terms of which are uncertain at this time. These items are the primary source of working capital presently anticipated during 2002.

Business

General

    The Company is primarily engaged in the precious metals and base metals mining business in the continental United States and through an equity investment in an affiliate company, in Mexico. However, we may also evaluate and develop properties outside the
United States.   The Company owns, through TSLLC, the Tonkin
Springs gold mine located in Eureka County, Nevada.

    As a mining company, our activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties and, where warranted, development and construction of mining and processing facilities, mining and processing and the sale of gold and other metals and by-products. We may also enter into joint ventures, partnerships or other arrangements to accomplish these activities. All refined bullion is either sold to outside companies, delivered in satisfaction of forward sale delivery contracts, or held in inventory for later disposition. We may also enter into joint undertakings with other companies to accomplish the same purposes.

Assumption of 100 Percent Ownership and Control of Tonkin Springs
Project.

    Effective October 17, 2001, we assumed 100 percent ownership of the Tonkin Springs Project located in Eureka County, Nevada upon the withdrawal of Tonkin Springs Holding Inc., also referred to as "TSHI," from Tonkin Springs LLC, also referred to as "TSLLC". TSLLC, in turn, owns the assets of the Tonkin Springs Project. Prior to TSHI's withdrawal from TSLLC, they held a 60 percent ownership interest in TSLLC and were the managers of the project, and we were 40 percent owners. After the withdrawal of TSHI, TSVLP assumed management and funding responsibilities for TSLLC.

	The TSLLC agreements provided for withdrawal of a member. However, TSVLP and TSHI had certain disputes regarding the obligations and responsibilities of TSHI in connection with and following TSHI's withdrawal from TSLLC effective October 17, 2001. These issues were resolved under a Settlement Agreement dated October 31, 2001, also referred to as the "Settlement Agreement." Under the Settlement Agreement, TSHI paid i) remaining payments due to TSVLP in the amount of $90,000, ii) $60,000 for the remaining 2001 Program and Budget for TSLLC, iii) $19,347 in actual costs of repairs to pad liner at the Project caused by wind damage prior to October 17, 2001, iv) funded in the name of TSLLC $437,900 into the restricted cash bond to secure reclamation of the properties, and TSHI committed up to and funded through an escrow account $250,000 to be used to pay for the costs associated with the Mitigation Work Program, also referred to as the "Work Program", within the TSP-1 pit area of the Tonkin Springs project. The Work Program entails plugging of certain drill holes which were a requirement of certain existing permits issued by regulatory authorities. The Work Program has been approved by appropriate governmental agencies and is to be administered by the engineering firm Steffen Robertson & Kirsten (U.S.), Inc., also referred to as "SRK". TSLLC, TSHI and SRK have entered into a Technical Services Agreement dated December 18, 2001 to govern the
Work Program.   In exchange for the above payments and funding
commitments by TSHI, the parties have agreed under the Settlement Agreement to release each other from any further obligations under the TSLLC agreements. Activities under the Work Program commenced during the first quarter of 2002 and are anticipated to be completed no later than June 30, 2002.

    Under the TSLLC agreements, TSHI was required to fund all costs of TSLLC until their withdrawal. During the period from February 26, 1999 through October 17, 2001, TSHI has reported that it spent approximately $5.1 million at Tonkin Springs including exploration expenditures in the approximate amount of $2.6 million, reclamation and bonding of approximately $.5 million and holding costs of approximately $2.0 million.

    During the period of TSHI's involvement with TSLLC it paid
TSVLP an aggregate $1,720,000 as partial consideration for the terms and conditions of the TSLLC agreements of which $540,000 were received in each of years 2001 and 2000.

    Prior to formation of TSLLC in 1999, the Company's 40 percent ownership interest in the Tonkin Springs properties was subject to a Project Joint Venture under a 1993 Agreement with Gold Capital Corporation, a Colorado corporation, the owner of 60 percent. Effective February 26, 1999, TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40% and 60% undivided interests in Tonkin Springs. Gold Capital then immediately sold it's 60% interest in Tonkin Springs to TSHI, and then TSHI and TSVLP each immediately contributed their respective undivided interests in Tonkin Springs into the TSLLC in exchange for 40% and 60%, respectively, of the equity stock of TSLLC.

    The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40% undivided interest in the Properties to the TSLLC.

    On December 18, 2001, the Company signed a Technology Option Agreement with Newmont Technologies Limited, a subsidiary of Newmont Mining Corporation, also referred to as "Newmont", that will allow the Company to use Newmont's proprietary N2TEC(r) Flotation Technology at the Tonkin Springs property. The option agreement has an expiration date of May 31, 2002. Terms of the agreement with Newmont include an initial license fee of $50,000 (of which $10,000 was paid with the option agreement) and ongoing net smelter return production royalty of 2% of net revenues derived from precious metal concentrates produced utilizing the Newmont technology. Upon finalization of the license agreement anticipated in 2002, the Company would be able to use Newmont's commercially proven technology to process sulfide gold mineralization at Tonkin Springs.

Loan Settlement Agreement with FABC

    Effective February 21, 1992, the Company entered into a Loan Settlement Agreement with its former senior secured lender, French American Banking Corporation, also referred to as "FABC". As partial consideration to FABC under that agreement the Company entered into an agreement between Tonkin Springs Gold Mining Company, also referred to as "TSGMC" and a wholly owned subsidiary of the Company, and FABC entitled Agreement To Pay Distributions, which requires TSGMC to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

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

Patents, Trademarks, Licenses, Franchises, Concessions

    On December 18, 2001, we signed a Technology Option Agreement with Newmont that will allow us to use Newmont's proprietary N2TEC(r) Flotation Technology at the Tonkin Springs property. Terms of the agreement with Newmont are set forth above. Upon finalization of the license agreement anticipated in 2002, the Company would be able to use Newmont's commercially proven technology to process sulfide gold mineralization at Tonkin Springs

    We also own three United States patents (expiring in 2008) covering various aspects of our bio-oxidation technology. If feasible, we intend to exploit our bio-oxidation expertise, technology and patents to help create business opportunities in the gold mining business. No research and development expenditures have been incurred during the last two years.

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

    As 100% interest owner of TSLLC the Company is responsible for the reclamation obligations related to disturbances at Tonkin Springs. The current estimate of reclamation costs of disturbances of the Properties is approximately $1.83 million which estimate has been filed with and approved by appropriate governmental agencies (the Nevada Department of Environmental Protection and the Federal Bureau of Land Management.) Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies by TSLLC is in place in the form of cash bonds posted in the amount of $1.83 million secured by a restricted cash deposits. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties.

    The Company has transferred its interest in several mining properties over the past years. We could remain potentially liable for environmental enforcement actions related to our prior ownership interest of such properties. However, we have no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties. We are not currently subject to any material pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted and enacted in the future which may have an impact on our operations. We cannot now accurately predict or estimate the impact of any such future laws or regulations on our current and prior operations.

Employees

    At December 31, 2001, we had 5 employees, each of whom were employed on a full-time basis.

ITEM 2.     DESCRIPTION OF PROPERTIES.

Tonkin Springs Properties

General

    The Company owns the Tonkin Springs gold mining property located in Eureka County, Nevada, which assets are held by Tonkin Springs LLC, a Delaware limited liability company also referred to as "TSLLC." The Tonkin Springs properties are located on the Battle Mountain-Cortez Trend, approximately 45 miles northwest of Eureka, Nevada. TSLLC is owned 100% by subsidiaries of the Company.

    During the period February 26, 1999 through October 17, 2001, the Company held a 40% equity interest in TSLLC with TSHI holding the remaining 60 percent and its affiliate, Tonkin Spring
Management Company, being manager.   However, effective October
17, 2001, TSHI withdrew from TSLLC and as provided in the agreement transferred its ownership interest to TSVLP. After the withdrawal of TSHI, TSVLP assumed management responsibilities for TSLLC.

    Tonkin Springs is an open-pit gold mining and processing project consisting of unpatented mining claims, an integrated milling facility, and support facilities on approximately 23,640 acres of Federal land located along the Battle Mountain - Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada. Part of the mineralized material at the Project is contained in sulfides and will require pre-treatment prior to final processing. An important part of the mineralized material at the Project is in oxide form, located at the Tonkin North deposit, and is amenable to conventional heap leach extraction methods.

    The Company has held an interest in Tonkin Springs since 1984 and historically produced approximately 26,000 ounces gold from an oxide ore heap leach operation during 1985 through 1988 prior to construction the mill facilities to process sulfide mineralization discussed further below under "History of Property."

Recent Activities at Tonkin Springs

    During 2001, TSLLC was involved with the analysis of historic exploration data, exploration drilling on the property as well as other exploration efforts. Drilling in 2001 included the O-15 target, where the drilling added both to the known quantity and grade of gold mineralization.

    The objectives for Tonkin Springs include evaluation of possible production from the known gold mineralization at the property. This will include identification of changes necessary to existing governmental permits and obtaining any new permits required, if any, prior to any production. U.S. Gold believes the existing oxide gold mineralization at Tonkin Springs could be put into production first using traditional heap leach technology at the rate of approximately 30,000 ounces of gold per year at an estimated production cash cost of $150 per ounce. Estimated capital cost, once regulatory permits are obtained, is presently estimated at approximately $2 million.

    Continuing a program first begun by the Company in 1998, the Company was pleased with results of test work on Tonkin Springs sulfide gold mineralization using Newmont Mining Corporation's, also referred to as "Newmont", proprietary and commercially proven N2TEC(r) Flotation Technology. Test work performed by Newmont involved grinding the ore followed by flotation using the N2TEC(r) Flotation Technology process to concentrate the gold bearing sulfides. While the test work was limited in sample size and scope, the tests did indicate that the sulfide ores from Tonkin Springs are amenable to Newmont's flotation technology with total gold recovery from concentrate and through cyanidation of the float tails of 88 to 91 percent. On December 18, 2001, the Company signed a Technology Option Agreement with Newmont Technologies Limited, a subsidiary of Newmont that will allow the Company to use Newmont's proprietary N2TEC(r) Flotation Technology at Tonkin Springs. Terms of the agreement with Newmont include an initial license fee of $50,000 (of which $10,000 was paid with the option agreement) and ongoing net smelter return production royalty of 2% of precious metals paid utilizing the Newmont technology. Newmont test work using the N2TEC(r) Flotation Technology has been successful in demonstrating its ability to concentrate sulfide gold mineralization from Tonkin Springs.
The Company is evaluating this technology to make flotation
concentrates, which concentrates could then be sold.   Upon
finalization of the license agreement anticipated in 2002, we would be able to use Newmont's commercially proven technology to process sulfide gold mineralization at Tonkin Springs.

This is an important step towards gold production at Tonkin Springs. The sulfide gold mineralization using the N2TEC(r) Flotation Technology could then be placed into production at an estimated annual rate of 50,000 ounces for an overall targeted production rate, including oxide heap leach operations, of 80,000 ounces of gold per year. An initial 6-year production program is contemplated but could increase with additional successful drilling. The Company believes it is possible that the first year's positive cash flow from the oxide gold production could provide the capital required to add the sulfide gold production capability. The Company is evaluating such a program prior to amending its regulatory permits.

    The Company intends to and will be required to issue equity in public or private transactions and/or to sell a portion of its assets or to incur debt to raise additional working capital to fund future operations and corporate overhead expense.

    The Company is of the opinion that because of the substantial existing asset base at the Tonkin Springs project, the amount of mineralized material already known on the property, the demonstrated ability to make flotation concentrates utilizing the N2TEC(r) Flotation Technology, Tonkin Springs can become a viable mining project. There can be no assurance, however, that the expectations of the Company can be realized.

    At the Tonkin Springs properties, access is provided by a county maintained road. Electrical power is provided through a substation located near the mill and operated by Sierra Pacific Power Company. Water is available through production wells which have been established on the site. The project also contains an assay laboratory and metallurgical pilot plant testing lab. In addition to the heavy equipment shop for repair and maintenance of mining equipment, a repair shop and warehouse building is situated adjacent to the mill building. The site also contains facilities to store and distribute propane, diesel fuel and gasoline. An administrative building is available for office management and administrative personnel. Potable water will be brought in from outside the project.

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

Claims

    As of December 31, 2001, the Tonkin Springs project consists of a total of 1,215 unpatented mining and mill site claims encompassing approximately 37 square miles. Of that amount, an aggregate of 370 of the unpatented mining claims covered by the Project are leased from unaffiliated third parties pursuant to two mining leases. One lease at Tonkin North, which covers 269 claims, has an initial term which expires December 31, 2006 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. Each lease contains certain conditions and other requirements for annual payments, as well as expenditures or work to be performed in order to retain the leased claims.

    The Tonkin North lease requires an annual advance royalty in the amount of $150,000, or the value of 450 ounces of gold, whichever is greater, which royalty is payable in January of each year. The lease also requires production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid which had a balance at December 31, 2001 of approximately $2.4 million. TSLLC is required to perform an annual work commitment and the lease includes a defined area of interest extending from the boundaries of certain claims. Certain of the claims which are included in the Tonkin North lease are also subject to a 1% net smelter return royalty (defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions) payable to Precambrian Exploration, Inc. after $15 million in gross revenues are realized from the claims.

    In 1994, 215 claims covering approximately 4,400 acres adjacent to the Tonkin Springs project were acquired from an unaffiliated third party. The claims are subject to a royalty of 1% of net smelter returns for gold when the indexed price of gold is $350 per ounce or more, and a royalty of 1% of net smelter returns for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices. The indexed prices shall reflect adjustments based on the Producer's Price Index, sub-index Finished Goods Excluding Foods, as published by the United States Department of Commerce.

    An aggregate of 913 of the unpatented mining claims covered by the Project, as well as 33 mill sites claims, are owned by TSLLC. A total of 317 of these claims are subject to a royalty of 2% of net smelter returns, which becomes payable to Precambrian Exploration, Inc. after $50 million in gross revenues is realized from the claims. Precambrian Exploration, Inc. is an unaffiliated third party and predecessor in interest to the claims.
Precambrian may elect to receive its royalty in the form of gold and silver upon proper notice to TSLLC.

    Of the total of 1,215 mining claims encompassing the Tonkin
Springs project, 698 are not subject to any royalties.

History of Property

In late 1989, U.S. Gold substantially completed construction of a 1,500 ton-per-day milling facility at Tonkin Springs designed to utilize stirred-tank bioleaching technology in the pre-oxidation step for sulfide mineralized material to allow subsequent extraction of the gold through the conventional carbon-in-leach mill process. The construction cost of the mill was approximately $31 million. We operated the integrated mill facility in a start-up mode commencing in March, 1990. However, the mill facility did not reach commercial operation by June, 1990, and because of severe liquidity problems we put the operation on stand-by status beginning in June, 1990. Since 1990 we have had various joint venture and similar partners at the Tonkin Springs Project, most recently Tonkin Springs Holding Inc., who withdrew from the TSLLC effective October 17, 2001, after which TSLLC is owned 100% by subsidiaries of the Company.

ITEM 3.    LEGAL PROCEEDINGS.

    NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE
                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Our common stock trades on the OTC Bulletin Board under the symbol "USGL." The tables below set forth the high and low sales prices for our common stock as reflected on the OTC Bulletin Board, for the fiscal years ended December 31, 2001 and 2000. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

      Fiscal Year Ended
      December 31, 2001       High               Low
      First Quarter           $.48              $.13
      Second Quarter          $.47              $.31
      Third Quarter           $.47              $.38
      Fourth Quarter          $.46              $.39

      Fiscal Year Ended
      December 31, 2000      High                Low
      First Quarter          $.31               $.19
      Second Quarter         $.27               $.22
      Third Quarter          $.25               $.13
      Fourth Quarter         $.19               $.11

    As of March 18, 2002 there were approximately 7,500 record holders for our common stock.

    No dividends have ever been paid with respect to our common stock and we do not anticipate the payment of dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
           AND RESULTS OF OPERATIONS

    Tonkin Springs (the "Properties") is the only direct property interest of the Company and is reflected by 100 percent ownership of Tonkin Springs LLC ("TSLLC"), a Delaware limited liability company, by subsidiaries of the Company, following the withdrawal from TSLLC by Tonkin Springs Holding Inc. ("TSHI") effective October 17, 2001.

    The TSLLC agreement provided for withdrawal of TSHI. However, TSVLP and TSHI had certain disputes regarding the obligations and responsibilities of TSHI in connection with and following TSHI's withdrawal from TSLLC effective October 17, 2001. These issues were resolved under a Settlement Agreement dated October 31, 2001 (the "Settlement Agreement"). Under the Settlement Agreement, TSHI paid i) the remaining payment due to TSVLP in the amount of $90,000, ii) $60,000 for the remaining 2001 Program and Budget for TSLLC, iii) $19,347 in actual costs of repairs to a pad liner at the Project caused by wind damage prior to October 17, 2001, and
iv) funded in the name of TSLLC $437,900 into the restricted cash bond to secure reclamation of the properties, and TSHI committed up to and funded through an escrow account deposit $250,000 to be used to pay for the costs associated with the Mitigation Work Program (also referred to as the Work Program) within the TSP-1 pit area of the Tonkin Springs project. The Work Program entails plugging of certain drill holes which were a requirement of certain existing permits issued by regulatory authorities. The Work Program has been approved by appropriate governmental agencies and is to be administered by the engineering firm Steffen Robertson & Kirsten (U.S.), Inc. (also referred to as "SRK"). In exchange for the above payments and the TSHI funding commitment, the parties have also agreed to release each other from any further obligations under the TSLLC agreement.

    During the period from February 26, 1999 through October 17, 2001, TSHI has reported that it spent approximately $5.1 million at Tonkin Springs including exploration expenditures in the approximate amount of $2.6 million, reclamation and bonding of approximately $.5 million and holding costs of approximately $2.0 million. During the period of TSHI's involvement with TSLLC it also paid the Company an aggregate $1,720,000 as partial consideration for the terms and conditions of the TSLLC of which $540,000 were received in each of years 2001 and 2000.

Activities at Tonkin Springs Properties

    During 2001, TSLLC was involved with the analysis of historic exploration data, exploration drilling on the property as well as other exploration efforts. Continuing a program begun in 1998, TSLLC obtained a final report from Newmont Mining Corporation ("Newmont") related to test work on Tonkin Springs ore using Newmont's proprietary and commercially proven N2TEC flotation technology. In December 2001, the Company entered into an option agreement with Newmont under which it has the right to license the N2TEC(r) technology for use at Tonkin Springs in return for a 2 percent net smelter return royalty on production using the technology.

Changes in Financial Condition

    As noted above, effective October 17, 2001 the Company assumed 100 percent control and responsibility for TSLLC following the withdrawal of TSHI from TSLLC as provided under the agreement.
The objective of the Company and TSLLC is the evaluation and, if justified, the development and mining of mineral resources in the Properties.

    During the term of TSHI's interest in TSLLC, TSHI made certain payments to the Company ($640,000 during 1999 and $540,000 during 2000 and 2001) for an aggregate $1,720,000) representing consideration for the terms and conditions of the TSLLC. Also during the term of TSHI's interest in TSLLC, the Tonkin Springs property costs were paid by TSHI and the overhead of the Company
were covered by the payments from TSHI to the Company.   With the
withdrawal of TSHI from TSLLC the Company must now provide for both the holding costs related to Tonkin Springs as well as the cost of corporate overhead of the Company.

    The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    The Company has experienced losses for the years ended
December 31, 2001 and 2000 of $136,450 and $117,916, respectively.
As discussed in Note 3, the Company's partner in the Tonkin
Springs project withdrew effective October 17, 2001. Payments from the former partner were the Company's sole source of operating revenue during the years ended December 31, 2001 and 2000.

    The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations. The Company is pursuing financing for its operations which could include issuance of equity of the Company in public or private transactions, the sale of a portion of its assets which could include sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt. The Company may also consider third party joint venture participation at its Tonkin Springs project. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. In addition, the Company has begun the evaluation of the potential of recommencing gold production operations at the Tonkin Springs project utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issued involved and the processes necessary to recommence production. In addition, this process also involves the identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of or new regulatory permits and authorities to allow resumption of operations. The Company could also seek a joint venture partner at Tonkin Springs to participate in this evaluation process and funding for any operations.

Liquidity and Capital Resources

    As of December 31, 2001, the Company had working capital of $43,439 made up of current assets of $72,089 and current liabilities of $28,650. During year 2002, the Company will earn $360,000 in monthly fees from Gold Resource Corporation
("GRC"), an affiliate of the Company, under a management contract whereby the Company manages the business affairs of GRC. GRC is currently in the process of raising equity funding in order to carry out its business objectives and commitments which include cash payments of $30,000 per month to the Company under the management contract. Through March 27, 2002, GRC has paid $30,000 to the Company under the management contract. It is uncertain at this time if GRC will be successful in raising sufficient funding required to meet its business objectives and commitments. If GRC is not able to meet its required payments to the Company that situation will be detrimental to the current financial condition of the Company. As noted above, the Company intends and will be required to raise working capital to fund operations, holding costs and overhead expenses commencing in 2002, the availability of and terms of which are uncertain at this time. These items are the primary source of working capital presently anticipated during 2002.

    Net cash provided by operations increased to $26,139 for 2001 from $19,111 for 2000, reflecting receipt of $540,000 in payments from TSHI in both periods and $79,347 in payments from TSHI during 2001 related to their withdrawal from TSLLC. Interest received increased from $90 in 2000 to $38,277 in 2001 reflecting interest related to restrictive cash deposits which secure reclamation costs at the Tonkin Springs project. Cash paid to suppliers and employees increased from $517,300 during 2000 to $583,801 during the 2001 period reflecting the assumption of responsibility for TSLLC holding costs effective October 17, 2001 and modest increase in cash paid to suppliers and employees related to corporate overhead. Cash flows from investing activities increased from $(2,665) for 2000 to $3,500 in 2001 reflecting sale and purchase of assets during 2001. Cash flow from financing activities decreased from $(10,681) in 2000 to $(11,795) reflecting increased principal payments on installment purchase contracts.

Results of Operations - 2001 Compared to 2000

    For 2001, the Company recorded a net loss of $136,450 or $.01 per share, compared to a loss for 2000 of $117,916 or $.01 per share. For both 2001 and 2000, the Company recorded $540,000 in Minimum Payments from TSHI. General and administrative expense increased approximately $20,608 in 2001 to $496,073 primarily reflecting increased salary expense reduced by $22,544 in increased allocated of general and administrative expense to cost of services provided under the Gold Resource Corporation ("GRC") management contract discussed further below.

    Effective July 1, 2000, the Company and GRC, a private Colorado corporation and affiliate company, entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC. GRC is responsible for all funding needed. The 1,280,000 shares of GRC owned by the Company represents approximately 35% of GRC outstanding shares as of December 31, 2001. Executive officers of the Company personally own approximately 43% of GRC as of December 31, 2001. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently raising funds through the sale of GRC stock. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

    GRC leased, effective August 23, 2001, a prospective silver/lead/zinc mining property in the Zimapan Mining District in the state of Hidalgo, Mexico. This project has been designated the Zimapan Project by GRC. GRC is currently involved in an effort to raise funds through the private placement sale of its common stock required to fund the drilling program, property maintenance costs and corporate overhead, including payments to the Company under the 2002 Management Contract.

    Shares of GRC are not currently publicly traded. The 1,280,000 shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have no determinable market value and the investment has therefore been recorded at zero basis. Under the 2000 Management Contract, the GRC shares earned by the Company had a stated value of $.50/share for an aggregate $604,000. In September 2001, GRC commenced the sale of its common equity at $.50/shares under exemption from registration as provided under Rule 504 of regulation D of the Securities and Exchange Commission. Through December 31, 2001, GRC had raised approximately $205,000 from the sale of such securities. GRC is continuing in 2002 its efforts to raise additional funding through the sale of its equity. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for year 2001 and 2000 is approximately $357,634 and $205,850, respectively, of which the Company's share would be approximately $121,538 and $41,063, respectively. The overhead expense of the Company allocated to the management contract for year 2001 and 2000 totals $185,933 and $163,398, respectively, primarily representing allocation of staff time.

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

ITEM 7.    FINANCIAL STATEMENTS

    Index to Financial Statements                            Page

    Report of Independent Auditors                           F-1

    Consolidated Statements of Operations for the years
     ended December 31, 2001 and 2000                        F-2

    Consolidated Balance Sheet at December 31, 2001          F-3

    Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2001 and 2000   F-4

    Consolidated Statements of Cash Flows for the
     years ended December 31, 2001 and 2000                  F-5

    Notes to Consolidated Financial Statements               F-6


                     REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
U.S. Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has no current source of operating revenues, and needs to secure financing to remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

March 19, 2002
Denver, Colorado



                  U.S. GOLD CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended December 31,               2001        2000

Project payments                           $540,000    $540,000
Interest income                               9,392          90
Gain on sale of assets                       10,583           -
                                            559,975     540,090

Costs and expenses:
 General and administrative                 496,073     475,465
 Costs of services provided under
  Management contract with Gold Resource
  Corporation (Note 12)                     185,933     163,389
 Interest                                     2,624       3,679
 Depreciation                                11,795      15,473
                                            696,425     658,006

(Loss) before income taxes                 (136,450)   (117,916)

Provision for income taxes (Note 6)               -           -

Net (loss)                                $(136,450)  $(117,916)

Basic and diluted per share data:
 Basic                                       $(0.01)     $(0.01)
 Diluted                                     $(0.01)     $(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

                    U.S. GOLD CORPORATION
                 CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 2001

ASSETS
Current assets:
 Cash and cash equivalents                              $72,089
 Total current assets                                    72,089

Property, plant & equipment (Note 5)
 Tonkin Springs property, plant
  and equipment, net                                  1,549,897
 Other vehicles, office furniture
  and equipment, net                                     25,126
   Total property, plant and equipment, net           1,575,023

Investment in affiliate-Gold Resource
 Corporation (Note 12)                                        -

Restrictive time deposits for
 reclamation bonding                                  1,832,138

Other assets                                             23,715

  TOTAL ASSETS                                       $3,502,965


LIABILITIES, RESERVE & SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities               $15,717
 Installment purchase contracts (Note 10)                12,933
  Total current liabilities                              28,650

Related party payables, long-term (Note 12)             412,094
Installment purchase contracts, long-term (Note 10)       8,257
Reserve for reclamation (Note 3)                      1,825,977
 Total liabilities and reserve                        2,274,978

Commitments and contingencies (Note 4, 9 and 10)

Shareholders' equity (Note 7):
 Common stock, $.10 par value, 18,000,000 shares
  authorized; 14,026,390 shares issued and
  outstanding                                         1,402,639
 Additional paid-in capital                          32,019.782
 Accumulated (deficit)                              (32,149,952)
  Total shareholders' equity                          1,227,987

TOTAL LIABILITIES, RESERVE & SHAREHOLDERS' EQUITY    $3,502,965

The accompanying notes are an integral part of these consolidated financial statements.


                   U.S. GOLD CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                      Common   Stock     Additional
                                Par      Paid-in      Accumulated
                      Shares   Value     Capital       (Deficit)

Balance,
January 1, 2000   13,964,665 $1,396,466 $31,971,695 $(31,895,589)

Exercise of stock
 Options(Note 7)       9,375        938         562            -

Treasury shares
 canceled               (520)       (52)        (58)           -

Net loss                                                (117,916)

Balance,
December 31, 2000 13,973,520  1,397,352  31,972,199  (32,013,505)

Exercise of stock
 Options (Note 7)     53,125      5,312      47,813            -

Treasury shares
 canceled               (255)       (25)       (253)           -

Net loss                   -          -           -     (136,450)

Balance,
December 31, 2001 14,026,390 $1,402,639 $32,019,782 $(32,149,955)


The accompanying notes are an integral part of these consolidated financial statements.


                         U.S. GOLD CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the years ended
                                           December 31,
                                           2001        2000

Cash flows from operating activities:

 Cash received from project
  distributions                         $495,000    $540,000
 Cash received from TSHI upon
  TSLLC withdrawal                        79,347           -
 Cash paid to suppliers
  and employees                         (583,801)   (517,300)
 Interest received                        38,277          90
 Interest paid                            (2,624)     (3,679)
 Income taxes paid                             -           -
  Cash provided by operating
   Activities                             26,139      19,111

Cash flows from investing activities:
 Capital expenditures                    (10,000)     (2,665)
 Sale of assets                           13,500           -
  Cash provided by (used in)
   investing activities                    3,500      (2,665)

Cash flows from financing activities:
 Payments on installment
  purchase contracts                     (11,795)    (10,681)
  Cash used in financing activities      (11,795)    (10,681)

Increase in cash and cash equivalents     17,844       5,765
Cash and cash equivalents,
  beginning of year                       54,245      48,480
Cash and cash equivalents,
  end of year                            $72,089     $54,245

Reconciliation of net loss to cash
 provided by operating activities:

 Net loss                              $(136,450)  $(117,916)
 Items not requiring cash:
   Depreciation, depletion
    and amortization                      18,275      15,473
 Increase in other assets related
    to operations                          3,018      18,299
 Increase in liabilities related
    to operations                        141,276     103,255

Cash provided by operating
 Activities                              $26,119     $19,111


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

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Statements of Cash Flows: The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Equity Method Investments: Investment in common stock of Gold Resource Corporation, an affiliate of the Company, earned under a management contract dated July 1, 2000 is recorded under the equity method of accounting. The shares of Gold Resource earned under the contract have been assessed by the Company to be of undeterminable value and have therefore been recorded at zero basis. See Footnote 13 for additional information.

Property and Equipment: Property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments activities are capitalized. Examples of the latter would include mill facilities refurbishments and changes to the process equipment. Gains or losses on disposition are recognized in operations.

Exploration and Development Costs: General exploration costs are expensed as incurred while exploration and acquisition costs related to projects may be capitalized until the properties are put into commercial production, sold, or abandoned. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain properties on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs to determine if these costs are in excess of their net realizable value and if an permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized mining costs and related property, plant and equipment costs are based upon expected future cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets."

Depreciation: Depreciation of property and equipment is computed using the units-of-production and straight-line methods, depending upon which method more accurately reflects the related assets' use. Mine development costs are charged to operations using the units-of-production method based on estimated ounces of precious metals to be recovered. Property and equipment are being depreciated using the straight-line method over the estimated economic lives ranging from 3 to 5 years.

Property Reclamation Costs: The estimated reclamation cost obligation related to present disturbances at the Tonkin Springs Properties is carried as a liability. Changes to these estimates, or the estimated reclamation costs associated with other mineral properties, are accrued and charged over the expected life of each property using the units of production method. Ongoing environmental and reclamation expenditures are expensed as incurred.

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

Revenue Recognition: The Company recognizes sales revenue upon the production of precious metals having a fixed monetary value.
Precious metal inventories are recorded at estimated net realizable value. Project payments are recognized as revenue as earned.

Gains on the sale of mineral interests includes the excess of the net proceeds from sales over the Company's net book value in that property.

Per Share Amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (14,011,400 for 2001 and 13,972,852 for 2000).
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2001 and 2000, options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109.") Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Business Risks: The Company continuously reviews the mining risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company's operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company's business is subject to extensive license, permits, governmental legislation, controls and regulations. The Company endeavors to be in compliance with these regulations at all times.

Use of Estimates: The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

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

Revenue Recognition: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB No. 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB No. 101 did not impact the Company's operating results.

Business Combinations, Goodwill and Intangible Assets: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

Asset Retirement Obligations: In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Impairment or Disposal of Long-Lived Assts: In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

2.  Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses for the years ended December 31, 2001 and 2000 of $136,450 and $117,916, respectively. As discussed in Note 3, the Company's partner in the Tonkin Springs project withdrew effective October 17, 2001. Payments from the former partner were the Company's sole source of operating revenue during the years ended December 31, 2001 and 2000.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations.

The Company is pursuing financing for its operations which could include issuance of equity of the Company in public or private transactions, the sale of a portion of its assets which could include sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt. The Company may also consider third party joint venture participation at its Tonkin Springs project. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. In addition, the Company has begun the evaluation of the potential of recommencing gold production operations at the Tonkin Springs project utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issued involved and the processes necessary to recommence production. In addition, this process also involves the identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of or new regulatory permits and authorities to allow resumption of operations. The Company could also seek a joint venture partner at Tonkin Springs to participate in this evaluation process and funding for any operations.

3.  Tonkin Springs Project

The Company owns 100 percent of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin Springs gold mine property located in Eureka County Nevada. The 100 percent ownership in TSLLC was achieved effective October 17, 2001 upon the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc. ("TSHI") who prior to their withdrawal held 60 percent ownership in TSLLC and were the project managers. TSHI is owned by subsidiaries of Sudbury Contact Mines Limited, an Ontario, Canada corporation ("Sudbury")(SUD:TSE), which is itself a subsidiary of Agnico-Eagle Mines Limited, an Ontario, Canada corporation ("Agnico-Eagle") (AME:NYSE). The Company is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. The Company plans to and will be required to arrange additional funding through the sale of equity, assets or incurring debt in order to carryout its business objectives. After the withdrawal of TSHI, TSVLP assumed management responsibilities for TSLLC

At December 31, 2001, the Company's ownership in TSLLC is held
99.5 percent by Tonkin Venture Limited Partnership, a Nevada limited partnership ("TSVLP") and 0.5 percent by U.S. Environmental Corporation, a Colorado corporation and subsidiary of the Company. TSVLP, in turn, is likewise owned 100% by two of our wholly-owned subsidiaries.

The TSLLC agreements provided for withdrawal of a member.
However, TSVLP and TSHI had certain disputes regarding the obligations and responsibilities of TSHI in connection with and following TSHI's withdrawal from TSLLC effective October 17, 2001. These issues were resolved under a Settlement Agreement dated October 31, 2001 (the Settlement Agreement). Under the Settlement Agreement, TSHI paid i) the remaining payment due to TSVLP in the amount of $90,000, ii) $60,000 for the remaining 2001 Program and Budget for TSLLC, iii) $19,347 in actual costs of repairs to pad liner at the Project caused by wind damage prior to October 17, 2001, and iv) funded in the name of TSLLC $437,900 into the restricted cash bond to secure reclamation of the properties, and TSHI committed up to and funded through an escrow account deposit $250,000 to be used to pay for the costs associated with the Mitigation Work Program (the Work Program) within the TSP-1 pit area of the Tonkin Springs project. The Work Program entails plugging of certain drill holes which were a requirement of certain existing permits issued by regulatory authorities. The Work Program has been approved by appropriate governmental agencies and is to be administered by the engineering firm Steffen Robertson & Kirsten (U.S.), Inc. (also referred to as "SRK"). TSLLC, TSHI and SRK have entered into a Technical Services Agreement dated December 18, 2001 to govern the Work Program. In exchange for the above payments and the TSHI Funding Commitments, the parties have agreed under the Settlement Agreement to release each other from any further obligations under the Agreement. The commencement of activities under the Work Program has commenced in January 2002 and is anticipated to be completed by June 30, 2002.

Under the TSLLC agreements, TSHI was required to fund all costs of TSLLC until their withdrawal. During the period from February 26, 1999 through October 17, 2001, TSHI has reported that it spent approximately $5.1 million at Tonkin Springs including exploration expenditures in the approximate amount of $2.6 million, reclamation and bonding of approximately $.5 million and holding costs of approximately $2.0 million.

During the period of TSHI's involvement with TSLLC it paid TSVLP an aggregate $1,720,000 as partial consideration for the terms and conditions of the TSLLC of which $540,000 were received in each of years 2001 and 2000.

Prior to formation of TSLLC in 1999, the Company's 40 percent ownership interest in the Tonkin Springs properties were subject a Project Joint Venture under a 1993 Agreement with Gold Capital Corporation, a Colorado corporation, the owner of 60 percent. Effective February 26, 1999, TSVLP and Gold Capital terminated the 1993 Agreement and each retained their respective 40% and 60% undivided interests in Tonkin Springs. Gold Capital then immediately sold it's 60% interest in Tonkin Springs to TSHI, and then TSHI and TSVLP each immediately contributed their respective undivided interests in Tonkin Springs into the TSLLC in exchange for 40% and 60%, respectively, of the equity stock of TSLLC.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement or with the contribution of its 40% undivided interest in the Properties to the TSLLC.

On December 18, 2001, The Company signed a Technology Option Agreement with Newmont Technologies Limited, a subsidiary of Newmont Mining Corporation ("Newmont"), that will allow the Company to use Newmont's proprietary N2TEC(r) Flotation Technology at the Tonkin Springs property. Terms of the agreement with Newmont include an initial license fee of $50,000 (of which $10,000 was paid with the option agreement) and ongoing net smelter return production royalty of 2% of precious metals paid utilizing the Newmont technology. Upon finalization of the license agreement anticipated in 2002, the Company would be able to use Newmont's commercially proven technology to process sulfide gold mineralization at Tonkin Springs.

As 100% interest owner of TSLLC the Company is responsible for the reclamation obligations related to disturbances at Tonkin Springs. The current estimate of reclamation costs of disturbances of the Properties is approximately $1.83 million which estimate has been filed with and approved by appropriate governmental agencies (the Nevada Department of Environmental Protection and the Federal Bureau of Land Management.) Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies by TSLLC is in place in the form of cash bonds posted in the amount of $1.83 million secured by a restricted cash deposits. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties.

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

5.  Property, Plant and Equipment

At December 31, 2001, TSLLC property, plant and equipment consisted of the following:

    Mining properties & development   $1,549,896
    Buildings                             92,719
    Office equipment                       3,157
    Vehicles                               8,222
      Subtotal                         1,653,994
    Less accumulated depreciation       (135,946)
      Total                           $1,549,897

At December 31, 2001, property and equipment, other than located at the Tonkin Springs project, consisted of the following:

    Office furniture and equipment	      $42,589
    Trucks and autos       	            78,137
    Equipment			                 19,451
     Subtotal                            140,177
    Less: accumulated depreciation	     (115,051)
         Total                           $25,126

6.  Income Taxes

In various transactions entered into February 21, 1992, the Company had an ownership change, as that term is defined under
Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the date of the ownership change. At December 31 2001, the Company estimates that tax loss carry forwards total approximately $4,200,000 expiring through year 2019. The Company has an additional capital loss carryforward of approximately $1,900,000 which are only available against capital gains from investment securities expiring in years 2002 and 2004.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 are presented below:

  Deferred tax assets:
    Alternative minimum tax credit carryfoward        $11,200
    Reclamation obligation                            140,800
    Net operating loss carryforward                   927,400
    Capital loss carryforward                         268,400
  Total gross deferred tax assets                   1,347,800
    Less valuation allowance                       (1,093,200)
  Net deferred tax assets                             254,600

  Deferred tax liabilities:
    Basis in TSVLP                                   (254,600)
  Total gross deferred tax liabilities               (254,600)
  Total net deferred tax asset                             $-

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, the full valuation allowance has been provided for net deferred tax assets. The change in 2001 in the deferred tax asset valuation allowance is approximately $63,000.

A reconciliation of the tax provision for 2001 and 2000 at statutory rates is comprised of the following components:

                                              2001      2000
Statutory rate tax provision on book loss  $(30,000) $(26,000)

  Book to tax adjustments:
   Valuation allowance                       30,000    26,000
  Tax provision                                  $-        $-


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

                              2001                   2000
                            Weighted               Weighted
                            Average                Average
                     Range of   Exercise    Range of    Exercise
                      Shares     Prices     Shares       Prices
Outstanding,
beginning of year  2,101,420      $.16	 2,110,795        $.16

Granted                    -         -	         -           -
Exercised            (53,125)     $.16      (9,375)       $.16
Canceled                   -         -           -           -
Expired                    -         -           -           -
Outstanding,
end of year        2,048,295      $.16 	 2,101,420        $.16

Options exercisable,
end of year        2,048,295      $.16   2,101,420        $.16

Weighted average fair
value of option
granted during year         $-                       $-

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding    Weighted Average                   Weighted
Range of  Number        Remaining   Average   Number      Average
Exercise  Outstanding   Contractual Exercise Exercisable  Exercise
Prices    at 12/31/2001 Life        Price    at 12/31/2001 Price

$.16      2,048,295     2.1 yrs.    $.16     2,048,295     $.16

8.   Employee Benefit Plans

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2001 and no contribution was made for the year ended December 31, 2000. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $25,500 or 15 percent of that employee's total compensation.

9.  Lease Commitments and Contingencies

The Company has leased office equipment a under non-cancelable operating lease which expires during December 2002. Future minimum lease payments as of December 31, 2001 are as follows:

      2002       $3,185

Rent expense during the years ended December 31, 2001 and 2000 on all operating leases was approximately $12,260 and $10,385, respectively.

A mineral property lease at Tonkin Springs require annual payments of advance royalties in the minimum amount of $150,000.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

10.  Installment Purchase Contracts

The Company has installment purchase contracts collateralized by three vehicles bearing an average interest of 9.3 percent per annum. Future maturities under these contracts as of December 31, 2001 are as follows:

     2002       $12,933
     2003        $8,257

11.  Statements of Cash Flows

The Company's statements of cash flows exclude the following non-cash investing and financing activities:

                                       2001           2000
Stock options exercised in
exchange for directors fees payable   $8,500        $1,500

12.  Related Party Transactions

Investment in Gold Resource Corporation-

Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC. GRC is responsible for all funding needed. The 1,280,000 shares of GRC owned by the Company represents approximately 37% of GRC capitalization as of December 31, 2001. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. Through March 19, 2002, GRC has paid $30,000 to the Company. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently raising funds through the sale of GRC stock. The independent director(s) of the Company approved the both contracts with GRC. William W. Reid and David C. Reid, each officers and directors of the Company are currently the controlling shareholders of GRC with approximately 43% aggregate ownership as of December 31, 2001. William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The 2002 Management Contract terminates December 31, 2002 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

Effective August 23, 2001 GRC leased a prospective silver/lead/zinc mining property in the Zimapan Mining District in the state of Hidalgo, Mexico. This project has been designated by GRC its Zimapan Project. To GRC's knowledge the Zimapan Project has never been explored by modern drilling techniques and it intends to commence a drilling program at the Zimapan Project during 2002. As noted above, the Company is managing all activities under the 2001 Management Contract and GRC is responsible for funding the Zimapan Project. GRC is currently involved in an effort to raise funds through the sale of its common stock required to fund the drilling program, property maintenance costs and corporate overhead.

The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have no determinable market value and the investment has therefore been recorded at zero basis. Under the 2000 Management Contract, the 1,280,000 shares of GRC earned by the Company have a stated value of $.50/share for an aggregate $604,000 stated value. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for year 2001 and 2000 is approximately $357,634 and $205,850, respectively, of which the Company's share would be approximately $121,538 and $41,063, respectively. The balance sheet of GRC as of December 31, 2001 reflects total assets of $90,774, primarily $83,874 in cash and time deposits, $6,180 in property and other assets, and liabilities to third party vendors of $5,167, with shareholders' equity of $85,609. The overhead expense of the Company allocated to the management contract for year 2001 and 2000 totals $185,933 and $163,398, respectively, primarily representing allocation of staff time.

Other Related Party Items-

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of December 31, 2001, the total amount of such voluntary deferral was $390,094 including $131,757 and $113,449 relating to year 2001 and 2000, respectively. Director fees in the amount of $22,000 remain unpaid as of December 31, 2001. All of these amounts are reflected as related party liabilities, long-term of the Company as of December 31, 2001.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS on
ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                               PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth certain information as to each officer and director of the Company:
                                           Board
                        Positions With     Position    Term
Name             Age    the Company        Held Since  Expires

William W. Reid  53    President, Chief    1979        Upon
                       Executive Officer            Successor's
                       and Director                  Election

John W. Goth     74    Director            1987        Upon
                                                    Successor's
                                                     Election

David C. Reid    51    Vice President      1993        Upon
                       and Director                 Successor's
                                                     Election

William F. Pass  55    Vice President,     n/a         n/a
                       Chief Financial
                       Officer, Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during 2001 and Forms 5 and amendments thereto, if any, furnished to the Company with respect to 2001, the Company is not aware that any person, who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of the stock of the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) during the most recent fiscal year or prior years.

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

                      Summary Compensation Table
                                           Long Term
                                           Compensation
                                           Awards-
                                           Securities     All
Name and Principal  Annual Compensation    Underlying     Other
Position            Year  Salary     Bonus Options    Compensation

William W. Reid,    2001  $256,803(1)   $- 	   -	           $-
President and CEO   2000  $247,230(1)   $-      -	           $-
                    1999  $239,530(1)   $-    888,295(4)     $-

William F. Pass,    2001  $116,401(2)   $-      -            $-
Vice President,     2000  $112,093(2)   $-      -	           $-
Chief Financial     1999  $108,802(2)   $-    295,000(4)     $-
Officer and Secretary

David C. Reid,      2001  $128,999(3)   $-      -            $-
Vice President      2000  $124,212(3)   $-      -	           $-
                    1999  $119,972(3)   $-    665,000(4)     $-

(1) Commencing during 1998, the executive voluntarily deferred a portion of his base salary in order to conserve working capital of the Company. During 1999, $219,652 was paid including the $30,576 accrued wages from year 1998 and $50,455 was deferred. During 2000, $189,051 was paid and $58,180 was deferred. During 2001, $189,236 was paid and $67,567 was deferred. The amount of deferred salary due to William Reid at December 31, 2001 totals $200,048.

(2) Commencing during 1998, the executive voluntarily deferred a portion of his base salary in order to conserve working capital of the Company. During 1999, $99,858 was paid including the $13,760 accrued wages from year 1998 and $22,703 was deferred. During 2000, $85,912 was paid and $26,181 was deferred. During 2001, $85,996 was paid and $30,405 was deferred. The amount of deferred salary due to William Pass at December 31, 2001 totals $90,022.

(3) Commencing during 1998, the executive voluntarily deferred a portion of his base salary in order to conserve working capital of the Company. During 1999, $110,034 was paid including the $15,288 accrued wages from year 1998 and $25,226 was deferred. During 2000, $95,123 was paid and $29,090 was deferred. During 2001, $95,215 was paid and $33,784 was deferred. The amount of deferred salary due to David Reid at December 31, 2001 totals $100,024.

(4) During 1999, stock options to purchase 1,848,295 shares to Executive Officers were voluntarily terminated without consideration. On January 20, 1999, options to purchase an aggregate of 1,848,295 shares at exercise price $.16 per share were granted to Executive Officers.

(5) On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the performance of the Company. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2001. No contribution was made for the calendars year 2000 or 1999. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $25,500 for calendar year 2001 or 15% of that employee's total compensation.

Option Grants in Last Fiscal Year

    During 2001 no grants of stock options were made pursuant to the Non-Qualified Stock Option and Stock Grant Plan to Executive
Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
End Option Table Value

    Shown below is information at December 31, 2001 with respect to the exercised and unexercised options to purchase the Company's common stock to Executive Officers under the Non-Qualified Stock
Option and Stock Grant Plan.

                  Number of Securities       Value of Unexercised
                Underlying Unexercised     In-the-Money Options
                   Options Held at                  at
Name              December 31, 2001 (1)      December 31, 2001 (2)

William W. Reid         888,295                    $346,435

William F. Pass         295,000                    $115,050

David C. Reid           665,000                    $259,350

(1) These options were exercisable at December 31, 2001.
(2) Based upon the close price as reported by OTC Bulletin Board as of December 31, 2001 ($0.39 per share).
(3) No options were exercised by Executive Officers during year ended December 31, 2001.

Securities Authorized for Issuance Under Equity Compensation
Plans.

    Shown below is information at December 31, 2001 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                    Equity Compensation Plan Information

                                                  Number of
                                                  securities
                                                  remaining
                  (a)               Weighted-     available for
                  Number of         average       future issuance
                  securities        exercise      under equity
                  to be issued      price of      compensation
                  upon exercise     outstanding   plans (excluding
                  of outstanding    options,      securities
                  options, warrants warrants and  reflected in
Plan category     and righs         rights        column (a))

Equity compensation
plans approved by
security holders       2,048,295    $.16/share     142,470

Equity compensation
plans not approved
by security holders     None           None          None

Total                  2,048,295    $.16/share     142,470


Compensation of Directors

    The Company reimburses its outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. No such expenses were incurred or paid during 2001 and 2000. Additionally, effective January 1, 1999, outside directors were paid $1,500 per quarter for services with an equal amount deferred. During 2001, Mr. Goth received total compensation of $6,000 for his service as outside director for 2000 with the remaining $6,000 unpaid, deferred and owed to him as of December 31, 2001 plus an additional $16,000 owned to Mr. Goth for deferred 2000, 1999 and 1998 directors pay.

    During 1999, stock options to purchase an aggregate 300,000 shares held by directors were voluntarily terminated without consideration. On January 20, 1999, options to purchase an aggregate of 300,000 shares at exercise price $.16 per share were granted to such directors. During 2001 a former director exercised 9,375 options at an exercise price of $.16 per share. During 2001 options to purchase 53,125 shares at exercise price of $.16 per share were exercised by a former director.

Employment Contracts

    The Company entered into Employment Agreements effective January 1, 1994, as amended June 1, 1995 and July 21, 1998 with William W. Reid, William F. Pass, and David C. Reid (the "Employment Contracts") each of which was initially for a five year term. The Employment Contracts shall be extended automatically by one year upon each anniversary date unless either the Company or employee provides the other party written notice prior to 120 days before such anniversary, that the Employment Contract will not be so extended. During 1998 the Company gave written notice under each Employment Contract that it was not automatically extending the term by an additional year which resulted in such contracts having a term of four years subject to the automatic extensions each year as discussed above. William W. Reid's Employment Contract provides for a base salary of $157,500 per year for the first year, $200,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the Consumer Price Index (All Items-Urban), also referred to as the "CPI-U". William F. Pass' Employment Contract provides for a base salary of $75,000 per year for the first year, $90,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. David
C. Reid's Employment Contract provides for a base salary of $75,000 per year for the first year, $100,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. During 1998, 1999, 2000 and 2001, the executives voluntarily deferred a portion of their base salary in order to conserve working capital. As of December 31, 2001, the Company owed salary to William Reid in the amount of $200,048, William F. Pass in the amount of $90,022 and David C. Reid in the amount of $100,024.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth the number of shares of the Company's common stock owned beneficially as of December 31, 2001, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a director of the Company, the Executive Officers, and all of the Company's officers and directors as a group.

Name and Address of                       Number     Percentage of
Beneficial Owner      Type of Ownership   of Shares      Class
                                                      Beneficially
                                                         Owned

William W. Reid       Record and Beneficial   952,295(1)   6.4%
25 Downing St.
No. 1-501
Denver, CO 80218

David C. Reid         Record and Beneficial   684,970(2)   4.7%
2201 Quitman St.
Denver, CO 80212

William F. Pass       Record and Beneficial   300,000(3)   2.1%
14820 W. 58th Pl
Golden, CO 80403

John W. Goth          Record and Beneficial   200,000(4)   1.4%
15140 Foothill Road
Golden, CO  80401

Placer Dome U.S. Inc. Record and Beneficial   975,000      7.0%
Suite 600-1055
Dunsmuir St., Vancouver,
British Columbia,
Canada V7X 1L3 (5)

Resource Investment   Beneficial            3,162,373     22.5%
Trust PLC
Bourne House
34 Beckenham Road
Kent, England BR# 4TU

French American       Record and Beneficial 2,197,265     15.7%
Banking Corporation
499 Park Avenue
New York, NY  10022

All officers and                            2,137,265     13.3%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Officers

    Commencing July 1, 1998, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of December 31, 2001, the total amount of such voluntary deferral was $390,094 with William W. Reid owed $200,048, William F. Pass owed $90,022 and David C. Reid owned $100,024.

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

Contract with Gold Resource Corporation

    Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC. GRC is responsible for all funding needed. The 1,280,000 shares of GRC owned by the Company represents approximately 35% of GRC capitalization as of December 31, 2001. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently raising funds through the sale of GRC stock. The independent director(s) of the Company approved both contracts with GRC. William W. Reid and David C. Reid, each officers and directors of the Company are currently the controlling shareholders of GRC. William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The 2001 Management Contract terminates December 31, 2001 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

    Effective August 23, 2001 GRC leased a prospective silver/lead/zinc mining property in the Zimapan Mining District in the state of Hidalgo, Mexico. This project has been designated by GRC its Zimapan Project. To GRC's knowledge the Zimapan Project has never been explored by modern drilling techniques and it intends to commence a drilling program at the Zimapan Project during 2002. As noted above, the Company is managing all activities under the 2002 Management Contract and GRC is responsible for funding the Zimapan Project. GRC is currently involved in an effort to raise funds through the sale of its common stock required to fund the drilling program, property maintenance costs and corporate overhead.

    The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have no determinable market value and the investment has therefore been recorded at zero basis. Under the 2000 Management Contract, the 1,280,000 shares of GRC earned by the Company have a stated value of $.50/share for an aggregate $604,000 stated value. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for year 2001 and 2000 is approximately $357,634 and $205,850, respectively, of which the Company's share would be approximately $121,538 and $41,063, respectively. The balance sheet of GRC as of December 31, 2001 reflects total assets of $90,774, primarily $83,874 in cash and time deposits, $6,180 in property and other assets, and liabilities to third party vendors of $5,167, with shareholders' equity of $85,609. The overhead expense of the Company allocated to the management contract for year 2001 and 2000 totals $185,933 and $163,398, respectively, primarily representing allocation of staff time.

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

10.9 Members Agreement of the Members of Tonkin Springs LLC by and between Tonkin Springs Venture Limited Partnership and Tonkin Springs Holdings Inc. dated February 26, 1999 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.9).

*10.10 Members' Agreement of the Members of Tonkin Springs LLC as
Amended by and between Tonkin Springs Venture Limited Partnership and U.S. Environmental Corporation dated October 18, 2001.

10.11 Operating Agreement of the Members of Tonkin Springs LLC by and between Tonkin Springs Venture Limited Partnership and Tonkin Springs Holdings Inc. dated February 26, 1999 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 1998, Exhibit 10.10).

*10.12 Operating Agreement of the Members of Tonkin Springs LLC as Amended by and between Tonkin Springs Venture Limited Partnership and U.S. Environmental Corporation dated October 18, 2001.

10.13 Settlement Agreement between Tonkin Springs Holding Inc., and Tonkin Springs Management Co., and Tonkin Springs Venture Limited Partnership and Tonkin Springs LLC, dated October 31, 2001 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 31, 2001, Exhibit 10.3.)

*10.14 Technical Services Agreement dated December 18, 2001 between Tonkin Springs Holding Inc., Tonkin Springs Venture
Limited Partnership and Tonkin Springs LLC, and Steffen Robertson
& Kirsten (U.S.), Inc.

10.15 Amendment to Employment Agreement with William W. Reid dated July 21, 1998 (Incorporated by reference from the Report on Form
10-KSB for the year ended December 31, 1998, Exhibit 10.11).

10.16 Amendment to Employment Agreement with William F. Pass dated July 21, 1998 (Incorporated by reference from the Report on Form
10-KSB for the year ended December 31, 1998, Exhibit 10.12).

10.17 Amendment to Employment Agreement with David C. Reid dated
July 21, 1998 (Incorporated by reference from the Report on Form
10-KSB for the year ended December 31, 1998, Exhibit 10.13).

10.18 Management Agreement dated effective July 1, 2000 between
U.S. Gold Corporation and Gold Resource Corporation (Incorporated by reference from the Report on Form 10-QSB for the period ended
June 30, 2000, Exhibit 6.a.)

*10.19 Management Agreement dated effective January 1, 2001 between U.S. Gold Corporation and Gold Resource Corporation.

*10.20 Technology Option Agreement dated December 18, 2001 between Newmont Technologies Limited and U.S. Gold Corporation.

*21.	Subsidiaries of the Company.

*23.1 Consent of Stark Winter Schenkein & Co., LLC, to the incorporation by reference of their audit report dated March 19, 2002, in the Company's Form S-8.

*27	 Financial Data Schedule

*Filed herewith.

(b) Reports on Form 8-K during the 4th quarter of 2001.

     None.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      U.S. GOLD CORPORATION


March 27, 2002        By /s/ William W. Reid
                      William W. Reid, President and Chief
                      Executive Officer

March 27, 2002        By /s/ William F. Pass
                      William F. Pass, Vice President, Chief
                      Financial Officer and Secretary

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 27, 2002        By /s/ William W. Reid
                      William W. Reid, Chairman of the Board of
Directors

March 27, 2002        By /s/ David C. Reid
                      David C. Reid, Exploration Vice President
and Director

March 27, 2002        By /s/ John W. Goth
                      John W. Goth, Director