Form 10KSB/A
period 2001-12-31
U S GOLD CORP
filed 2002-04-15
CIK 314203

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

Commitments and contingencies (Note 4, 9 and 10)

Shareholders' equity (Note 7):
 Common stock, $.10 par value, 18,000,000 shares
  authorized; 14,026,390 shares issued and
  outstanding                                         1,402,639
 Additional paid-in capital                          31,975,303
 Accumulated (deficit)                              (32,149,955)
  Total shareholders' equity                          1,227,987

TOTAL LIABILITIES, RESERVE & SHAREHOLDERS' EQUITY    $3,502,965

The accompanying notes are an integral part of these consolidated financial statements.


                   U.S. GOLD CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                      Common   Stock     Additional
                                Par      Paid-in      Accumulated
                      Shares   Value     Capital       (Deficit)

Balance,
January 1, 2000   13,964,665 $1,396,466 $31,971,695 $(31,895,589)

Exercise of stock
 Options(Note 7)       9,375        938         562            -

Treasury shares
 canceled               (520)       (52)        (58)           -

Net loss                                                (117,916)

Balance,
December 31, 2000 13,973,520  1,397,352  31,972,199  (32,013,505)

Exercise of stock
 Options (Note 7)     53,125      5,312       3,188            -

Treasury shares
 canceled               (255)       (25)        (84)           -

Net loss                   -          -           -     (136,450)

Balance,
December 31, 2001 14,026,390 $1,402,639 $31,975,303 $(32,149,955)


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