Form 10QSB
period 2002-03-31
U S GOLD CORP
filed 2002-05-14
CIK 314203

FORM 10-QSB
            U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002
                                 or
     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE EXCHANGE ACT

             For the transition period from  to

                 Commission file number  0-9137

                      U.S. GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

        COLORADO                           84-0796160
State or other jurisdiction of          (I.R.S. Employer
Incorporation or organization)          Identification No.)

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
         Class                   Outstanding as of May 10, 2002
Common Stock, $0.10 par value            14,026,390

                       U.S. GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

For the three months ended March 31,      2002        2001

Management contract fees from
 Gold Resource Corporation (Note 3)    $30,000          $-
Tonkin Springs Project payments              -     135,000
Interest income                            374          28
Gain on sale of assets                   4,000           -
  Total revenues                        34,374     135,028

Costs and expenses:
 General and administrative             58,834     145,075
 Tonkin Springs holding cost(Note 2)   287,581           -
 Costs of services provided under
  Management contract with Gold
  Resource Corporation (Note 3)         45,537      32,796
 Interest                                  727         759
 Depreciation                            2,752       3,183
  Total costs and expenses             395,431     181,813

(Loss) before income taxes            (361,057)    (46,785)
Provision for income taxes                   -           -
Net (loss)                           $(361,057)   $(46,785)

Basic and diluted per share data:
 Basic                                  $(0.03)     $(0.00)
 Diluted                                $(0.03)     $(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

                      U.S. GOLD CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         MARCH 31, 2002
                           (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                       $4,076
 Prepaid expense and other current assets         8,015
  Total current assets                           12,091

Property, plant & equipment:
 Tonkin Springs property, plant and
  equipment, net                              1,549,897
 Other vehicles, office furniture and
  equipment, net                                 22,375
  Total property, plant and equipment, net    1,572,272

Investment in affiliate-Gold Resource
 Corporation (Note 3)                                 -

Restrictive time deposits for reclamation
 bonding                                      1,832,498
Other assets                                     18,786
  TOTAL ASSETS                               $3,435,647

LIABILITIES, RESERVE & SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities      $209,860
 Accrued salaries and advances, related
  parties (Note 3)                               62,070
 Installment purchase contracts                  13,546
  Total current liabilities                     285,476

Installment purchase contracts, long term         4,504
Related party payables, long-term (Note 3)      452,760
Reserve for reclamation                       1,825,977
  Total liabilities and reserve               2,568,717

Shareholders' equity:
 Common stock, $.10 par value, 18,000,000
  shares authorized; 14,026,390 shares
  issued and outstanding                      1,402,639
 Additional paid-in capital                  31,975,303
 Accumulated (deficit)                      (32,511,012)
    Total shareholders' equity                  866,930

TOTAL LIABILITIES, RESERVE & SHAREHOLDERS'
  EQUITY                                     $3,435,647

The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. GOLD CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended March 31, 2002 and 2001
                        (Unaudited)

                                     March 31,    March 31,
                                       2002         2001
Cash flows from operating activities:
 Cash received from management
  contract with Gold Resource (Note 3)  $30,000         $-
 Cash received from Tonkin Springs
  Project distributions                       -    135,000
 Cash paid to suppliers and
  Employees                            (100,968)  (141,507)
 Interest received                          374         28
 Interest paid                             (727)      (759)
 Income taxes paid                            -          -
 Cash (used in) operating activities    (71,321)    (7,238)


Cash flows from investing activities:
 Sale of assets                           4,000          -
 Cash provided by investing activities    4,000          -

Cash flows from financing activities:
 Borrowing from related parties (Note 3)  2,448          -
 Payments on installment purchase
  Contracts                              (3,140)    (2,841)
 Cash (used in) financing activities       (692)    (2,841)

(Decrease) in cash and cash equivalents (68,013)   (10,079)
Cash and cash equivalents, beginning of
 Period                                  72,089     54,245
Cash and cash equivalents, end of period $4,076    $44,166


Reconciliation of net loss to cash
provided by operating activities:
 Net loss                             $(361,057)  $(46,785)
 Items not requiring cash:
  Accrued and deferred salaries and
   directors fees, related parties      102,799     35,940
  Depreciation, depletion and
   Amortization                           2,752      3,183
 (Decrease) in other assets related to
  operations                             (9,896)    (4,058)
 Increase in liabilities related to
  Operations                            194,081      4,482

Cash (used in) operating activities    $(71,321)   $(7,238)

The accompanying notes are an integral part of these consolidated financial statements.

                U.S. GOLD CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation: The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Certain adjustments have been made in the financial statements for March 31, 2001 to conform to accounting and financial statement presentation for the period ended March 31, 2002. The changes had no effect on Net (loss) for the quarter ended March
31, 2001.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB as Amended as of December 31, 2001.

Revenue Recognition: The Company recognizes management contract fees as revenues when earned and when payment is received or reasonably assured.

Per Share Amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (14,026,390 for the three month period ended March 31, 2002 and 13,973,520 for the corresponding period of 2001). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2002 and 2001 options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

2.  Tonkin Springs Project

The Company owns 100% of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin Springs gold mine property located in Eureka County Nevada following the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc. ("TSHI") effective October 17, 2001. Prior to TSHI's withdrawal TSHI held 60% ownership in TSLLC and were the project managers. The Company is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. After the withdrawal of TSHI, TSVLP assumed management responsibilities for TSLLC. The Company plans to and will be required to arrange additional funding through the sale of equity, assets or incurring debt in order to carryout its business objectives. The Company may also consider other transactions including possible joint venture arrangements at Tonkin Springs or merger of the Company with another company.

As part of a settlement of disputes regarding TSHI's obligations and responsibilities in connection with and following their withdrawal from TSLLC, TSHI funded $250,000 through a third party escrow account which funds are being used to pay for costs associated with the Mitigation Work Program (the Work Program) within the TSP-1 pit area of the Tonkin Springs project. The Work Program entails the location and plugging of certain drill holes. The Work Program has been approved by appropriate governmental agencies. Through April 10, 2002 a total of 25 drill holes have been located and plugged with total expenditures funded through the escrow account of $180,000. Completion of the Work Program is anticipated to be completed by June 30, 2002.

During the three month period ended March 31, 2001, TSHI paid
TSVLP $135,000 in Project Payments as partial consideration for the terms and conditions of the TSLLC.

A mineral lease within the Tonkin Springs property requires annual minimum advance royalty payments of $150,000 due during January of each year which cumulative payments are recoupable from any future production royalties due lessor from the leased property. The lessor under that lease has agreed to extend the due date of the payment of the 2002 advance royalty until June 17, 2002, for additional consideration of $20,000, both of which must be paid no later than June 17, 2002. If not paid by June 17, 2002 the lease shall terminate. The $20,000 has been accrued as of March 31, 2002.

3.  Related Party Transactions

Investment in Gold Resource Corporation-

Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC of which 166,666 shares were earned during the three months ended March 31, 2001. GRC was responsible for all funding needed. The 1,280,000 shares of GRC owned by the Company represents approximately 34% of GRC capitalization as of March 31, 2002. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. Through May 10, 2002, GRC has paid $30,000 to the Company under the 2002 Management Contract which the Company has recognized as revenues. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently raising funds through the sale of GRC stock. The independent director(s) of the Company approved both contracts with GRC. William W. Reid and David C. Reid, each officers and directors of the Company, are currently the controlling shareholders of GRC with approximately 43% aggregate ownership as of March 31, 2002. William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The 2002 Management Contract terminates December 31, 2002 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

Effective August 23, 2001 GRC leased a prospective silver/lead/zinc mining property in the Zimapan Mining District in the state of Hidalgo, Mexico. This project has been designated by GRC its Zimapan Project. To GRC's knowledge the Zimapan Project has never been explored by modern drilling techniques and it intends to commence a drilling program at the Zimapan Project during 2002. GRC is currently involved in an effort to raise funds through the sale of its common stock required to fund the drilling program, property maintenance costs and corporate overhead. During the period from September 2001 through May 10, 2002, GRC has reported that it has raised approximately $438,000 from sale of its stock.

The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have indeterminable market value and the investment has therefore been recorded at zero basis. Under the 2000 Management Contract, the shares of GRC earned by the Company have a stated value of $.50/share for an aggregate $83,333 related to the 166,666 shares earned by the Company during the three months ended March 31, 2001. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the three month periods ended March 31, 2002 and 2001 is approximately $132,971 and $40,274, respectively, of which the Company's share would be approximately $45,383 and $11,722, respectively. The unaudited balance sheet of GRC as of March 31, 2002 reflects total assets of $61,650 made up of primarily $55,000 in property assets as well as cash, and liabilities to vendors and officers of $79,012 along with $60,000 payable to the Company for services under the 2002 Management Contract (which the Company has not recognized in revenue until receipt from GRC is reasonably assured), and with shareholders' equity deficit of $17,362. The overhead expense of the Company allocated to the GRC management contracts for the three month periods ended March 31, 2002 and 2001 totals $45,537 and $32,769, respectively, representing allocation of staff time.

Other Related Party Items-

During the three month period ended March 31, 2002, the Company was unable to pay certain salaries to its three executive officers in the amount of $59,685. In addition, the three executive officers have made cash advances to the Company to allow the payment of field personnel wages and certain critical payments. As of March 31, 2002 the aggregate amount of such advances from the three executive officers was $2,447 which amount had increased to approximately $23,000 as of May 10, 2002.

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of March 31, 2002, the total cumulative amount of such voluntary deferral was $428,760 of which $38,666 and $32,939 related to the three months ended March 31, 2002 and 2001, respectively. Director fees in the amount of $24,000 remain unpaid as of March 31, 2002 of which $2,000 and $3,000 related to the three months ended March 31, 2002 and 2001, respectively.

All of these other related party liabilities are reflected in the financial statements of the Company as of March 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Tonkin Springs (the "Properties") is the only direct property interest of the Company and is reflected by 100 percent ownership of Tonkin Springs LLC ("TSLLC"), a Delaware limited liability company, following the withdrawal from TSLLC by Tonkin Springs Holding Inc. ("TSHI") effective October 17, 2001. The Company is currently maintaining the Properties on a care and maintenance basis. The objective of the Company and TSLLC is the evaluation and, if justified, the development and mining of mineral resources at the Properties.

Changes in Financial Condition

As noted above, effective October 17, 2001 the Company assumed 100 percent control and responsibility for TSLLC following the withdrawal of TSHI from TSLLC. During the term of TSHI's interest in TSLLC, the Tonkin Springs property costs were paid by TSHI and the overhead of the Company were covered by the
payments from TSHI to the Company.   With the withdrawal of TSHI
from TSLLC the Company must now provide for both the holding costs related to Tonkin Springs as well as the cost of corporate overhead of the Company.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business.

The Company has experienced losses for the three months ended March 31, 2002 of $361,057 and for the year ended December 31, 2001 of $136,450. Payments from the former joint venture partner were the Company's sole source of operating revenue during the year ended December 31, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations, or to enter into other business arrangements as discussed further below.

The Company is pursuing financing for its operations which could include issuance of equity of the Company in public or private transactions, the sale of a portion of its assets including sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt. The Company may also consider third party joint venture participation at its Tonkin Springs project. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. The Company may also consider a potential merger with another company, which would normally require approval by shareholders of the Company.

In addition, the Company has begun the evaluation of recommencing gold production operations at the Tonkin Springs project utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issued involved and the processes necessary to recommence production. In addition, this also involves identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of or new regulatory permits and authorities to allow resumption of operations. The Company could also seek a joint venture partner at Tonkin Springs to participate in this evaluation process and funding for any operations.

Liquidity and Capital Resources

As of March 31, 2002, the Company had negative working capital of $(273,385) made up of current assets of $12,091 and current liabilities of $285,476 including related party liabilities of $62,070. Included in current liabilities is $170,000 related to a mineral lease annual minimum advance royalty obligation of $150,000 due during January but which has been extended by the lessor until June 17, 2002 for additional consideration of $20,000, both of which must be paid by June 17, 2002. During the remainder of year 2002, the Company anticipates that it will earn $330,000 in monthly fees from Gold Resource Corporation ("GRC"), an affiliate of the Company, under a management contract whereby the Company manages the business affairs of GRC. GRC is currently in the process of raising equity funding in order to carry out its business objectives and commitments which include cash payments of $30,000 per month to the Company under the management contract. Through May 10,
2002, GRC has paid $30,000 to the Company to date under the
current management contract.   It is uncertain at this time if
GRC will be successful in raising sufficient funding required to meet its business objectives and commitments. If GRC is not able to meet its required payments to the Company that situation will be detrimental to the current financial condition of the Company. As noted above, the Company intends and will be required to raise working capital to fund operations, holding costs and overhead expenses and to protect its assets, the availability of and terms of which are uncertain at this time. These items are the primary source of working capital presently anticipated during 2002.

Net cash used by operations increased to $(71,321) for the three months ended March 31, 2002 from $(7,238) for the corresponding period in 2001, reflecting receipt of $135,000 in payments from TSHI in the 2001 period and none during the 2002 period. Interest received increased from $28 in 2001 to $374 in 2002 reflecting interest related to restrictive cash deposits which secure reclamation costs at the Tonkin Springs project and are consolidated subsequent to the Company assuming 100% interest in
TSLLC.   Cash paid to suppliers and employees decreased from
$141,507 during 2001 period to $100,968 during the 2002 period reflecting the assumption of responsibility for TSLLC holding costs less deferred corporate overhead, primarily in the form of salaries to executive officers in 2002. Cash flows from investing activities was $4,000 for 2002 with none in 2001 reflecting sale of assets at Tonkin Springs. Cash flow from financing activities decreased from $(2,841) in 2001 to $(692) in the 2002 period reflecting increased principal payments on installment purchase contracts offset in part by borrowing by the Company from executive officers.

Results of Operations - 2002 Compared to 2001

For the three months ended March 31, 2002, the Company recorded a net loss of $(361,057) or $(.03) per share, compared to a loss for the corresponding period of 2001 of $(46,785) or $(.00) per share. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. An additional $60,000 in management fees related to the GRC contract during the 2002 period have not been recorded as revenue until receipt is reasonably assured. For the 2001 period the Company recorded $135,000 in Minimum Payments from TSHI which payments terminated effective upon the withdrawal of TSHI from TSLLC. General and administrative expense decreased approximately $86,241 in 2002 to $58,834 reflecting a small increase in salary expense reduced by allocation of general and administrative expense to Tonkin Springs holding costs of $27,227 and an increase of $12,741 to $45,537 in allocation of expense to cost of services provided under the Gold Resource Corporation ("GRC") management contract in the 2002 period. During the 2002 period, holding costs for TSLLC totaled $287,581 which includes $170,000 related to advance minimum royalty payment accrual for a mineral property lease due January 15, 2002 but extended until June 17, 2002 by agreement with the lessor, and $27,227 in allocated corporate overhead expense, while for the corresponding period of 2001 Tonkin Springs project holding costs were funded by TSHI.

Effective July 1, 2000, the Company and GRC, a private Colorado corporation and affiliate company, entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 common shares of GRC. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. GRC was responsible for all funding needed. During the three months ended March 31, 2001, the Company earned 166,666 shares of GRC under the 2000 Management Contract which had a stated value of $.50/share for an aggregate $83,333 for shares earned during the period. Shares of GRC are not currently publicly traded and the shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have indeterminable market value and the investment was therefore been recorded at zero basis. In September 2001, GRC commenced the sale of its common equity and through May 10, 2002, GRC has raised approximately $438,000 from such sale of its securities. GRC is continuing its efforts to raise additional funding through the sale of its equity.

Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently in the process of raising funds through the sale of its stock. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time. The 1,280,000 shares of GRC owned by the Company represents approximately 35% of GRC outstanding shares as of March 31, 2002. Executive officers of the Company personally own approximately 43% of GRC as of March 31, 2002.

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

GRC's unaudited operating loss for the three month periods ended March 31, 2002 and 2001 is approximately $132,971 and $40,274, respectively, of which the Company's share would be approximately $45,383 and $11,722, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the three months ended March 31, 2002 and 2001 totals $45,537 and $32,796, respectively, representing allocation of staff time.

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

                 U.S. GOLD CORPORATION

Dated: May 13, 2002        By /s/ William W. Reid, President and
                           Chairman of the Board

Dated: May 13, 2002        By /s/ William F. Pass, Vice
President
                           and Chief Financial Officer