Form 10QSB
period 2002-06-30
U S GOLD CORP
filed 2002-07-16
CIK 314203

FORM 10-QSB
       U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d)OF THE EXCHANGE ACT

For the transition period from       to

          Commission file number  0-9137

                U.S. GOLD CORPORATION
(Exact name of small business issuer as
specified in its charter)

COLORADO                            84-0796160
State or other jurisdiction       (I.R.S. Employer
of incorporation or organization)  Identification No.)

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
       Class            Outstanding as of July 12, 2002
Common Stock,                   16,383,533
$.10 par value

                  U.S. GOLD CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)


                         Three Month          Six Month
                         Period Ended       Period Ended
                           June 30,           June 30,
                       2002      2001        2002    2001

Revenues:
Management contract
 fees from Gold
 Resource Corporation
(Note 5)                     $-        $-    $30,000        $-
Tonkin Springs
 Project payments             -   135,000          -   270,000
Interest income           4,549        27      4,923        55
Gain on sale of
 Assets                   6,000         -     10,000         -
  Total revenues         10,549   135,027     44,923   270,055

Costs and expenses:
 General and
  Administrative         29,492   138,146     88,326   283,221
 Tonkin Springs
  holding cost (Note 2) 285,143         -    572,724         -
 Costs of services
  provided under
  Management contract
  with Gold Resource
  Corporation (Note 5)   38,743    30,682     84,280    63,478
 Interest                 1,288       691      2,015     1,450
 Depreciation             2,751     2,987      5,503     6,170
  Total costs and
   Expenses             357,417   172,506    752,848   354,319

(Loss) before
 income taxes          (346,868)  (37,479)  (707,925)  (84,264)
Provision for
 income taxes                 -        -           -         -
Net (loss)            $(346,868) $(37,479) $(707,925) $(84,264)

Basic and diluted
 per share data:
  Basic                 $(0.02)   $(0.00)   $(0.05)    $(0.00)
  Diluted               $(0.02)   $(0.00)   $(0.05)    $(0.00)

The accompanying notes are an integral part of these consolidated financial statements.


                   U.S. GOLD CORPORATION
                 CONSOLIDATED BALANCE SHEET
                        JUNE 30, 2002
                         (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                    $205,868
 Stock subscription receivable                 144,934
 Prepaid expense and other current assets        5,679
  Total current assets                         356,481

Property, plant & equipment:
 Tonkin Springs property, plant and
  equipment, net                             1,549,897
 Other vehicles, office furniture and
  equipment, net                                19,623
  Total property, plant and equipment, net   1,569,520

Investment in affiliate-Gold Resource
 Corporation (Note 5)                                -
Restrictive time deposits
 for reclamation bonding                     1,837,035
Other assets                                    38,788
  TOTAL ASSETS                              $3,801,824

LIABILITIES, RESERVE & SHAREHOLDERS'
EQUITY

Current liabilities:
 Accounts payable and accrued liabilities     $24,359
 Accrued salaries & directors fees,
  related parties (Note 5)                    104,449
 Installment purchase contracts                14,896
  Total current liabilities                   143,704

Related party payables, long-term (Note 5)    493,927
Reserve for reclamation                     1,825,977
  Total liabilities and reserve             2,463,608

Shareholders' equity (Note 4)
 Common stock, $.10 par value,
  18,000,000 shares authorized;
  16,383,533 shares issued and
  outstanding                               1,638,353
 Additional paid-in capital                32,557,743
 Accumulated (deficit)                    (32,857,880)
    Total shareholders' equity              1,338,216
 TOTAL LIABILITIES, RESERVE &
 SHAREHOLDERS' EQUITY                      $3,801,824

The accompanying notes are an integral part of these consolidated financial statements.

                     U.S. GOLD CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              Six Months Ended June 30, 2002
                        (Unaudited)


                     Common Stock        Additional
                               Par        Paid-in     Accumulated
                     Shares    Value      Capital      (Deficit)
Balance,
January 1, 2002    14,026,390 $1,402,639 $31,975,303 $(32,149,955)

Sale of Shares
and Warrants for
Cash at $.35/share,
net of issuance cost
(Note 4)              857,143     85,714     187,285            -

Sale of Shares
for Cash at
$.40/share, net of
issuance cost
(Note 4)            1,500,000    150,000     395,155            -

Net (loss)                  -          -           -     (707,925)

Balance,
June 30, 2002      16,383,533 $1,638,353 $32,557,743 $(32,857,880)


The accompanying notes are an integral part of these consolidated financial statements.

                      U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 2002 and 2001
                            (Unaudited)


                                    June 30,         June 30,
                                       2002            2001
Cash flows from operating
activities:
 Cash received from management
  contract with Gold Resource (Note 5)   $30,000           $-
 Cash received from Tonkin Springs
  Project distributions                        -      270,000
 Cash paid to suppliers and employees    (555,737)   (272,809)
 Interest received                          4,923          55
 Interest paid                             (2,015)     (1,450)
 Income taxes paid                              -           -
 Cash (used in) operating activities     (522,829)     (4,204)

Cash flows from investing activities:
 Payment on license (Note 3)              (20,000)          -
 Sale of assets                            10,000           -
 Cash provided by investing activities    (10,000)          -

Cash flows from financing activities:
 Sale of common stock & warrants for
  cash, net of issuance cost (Note 4)     673,223           -
 Borrowing from related parties (Note 5)   29,358           -
 Repayment of borrowing from related
  parties (Note 5)                        (29,358)          -
 Payments on installment
  purchase contracts                       (6,615)     (5,769)
 Cash provided by (used in)
 financing activities                     666,608      (5,769)

Increase (decrease) in cash
 and cash equivalents                     133,779      (9,973)
Cash and cash equivalents,
 beginning of period                       72,089      54,245
Cash and cash equivalents,
 end of period                           $205,868     $44,272

Reconciliation of net loss to cash
 provided by (used in) operating activities:
 Net (loss)                             $(707,925)   $(84,264)
 Items not requiring cash:
  Accrued and deferred salaries,
   and directors fees; related parties
  (Note 5)                                186,276      68,879
  Depreciation, depletion and
   Amortization                             5,503       6,170
  Directors fees paid by exercise of
   stock options                                -       8,000
  Decrease in other assets related
   to operations                          (15,331)        (69)
  Increase in liabilities related
   to operations                            8,648       5,488
Cash (used in) operating activities     $(522,829)    $(4,204)

The accompanying notes are an integral part of these consolidated financial statements.


                   U.S. GOLD CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation: The interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Certain adjustments have been made in the financial statements for June 30, 2001 to conform to accounting and financial statement presentation for the period ended June 30, 2002.
The changes had no effect on Net (loss) for the three and six month periods ended June 30, 2001.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A as of December 31, 2001.

Revenue Recognition: The Company recognizes management contract fees as revenues when earned and when payment is received or reasonably assured.

Per Share Amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the periods (14,362,819 and 14,194,326 for the three and six month periods ended June 30, 2002 and 14,015,401 and 13,994,282 for the corresponding three and six month periods of 2001). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 2002 and 2001 options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

As part of a settlement of disputes regarding TSHI's obligations and responsibilities in connection with and following their withdrawal from TSLLC, TSHI funded $250,000 through a third party escrow account which funds are being used to pay for costs associated with the Mitigation Work Program (the Work Program) within the TSP-1 pit area of the Tonkin Springs project. The Work Program entails the location and plugging of certain drill holes. The Work Program has been approved by appropriate governmental agencies. Through June 30, 2002 a total of 29 drill holes have been located and plugged with total expenditures funded
through the escrow account of approximately $230,000.   The
fieldwork related to the Work Program was completed June
30, 2002 however the preparation of the final report is pending.

During three and six month periods ended June 30, 2001, TSHI paid TSVLP $135,000 and $270,000, respectively, in Project Payments as partial consideration for the terms and conditions of the TSLLC agreements.

A mineral lease within the Tonkin Springs property requires annual minimum advance royalty payments of $150,000 due during January of each year which cumulative payments are recoupable from any future production royalties due lessor from the leased property. The lessor under that lease agreed to extend the due date of the payment of the 2002 advance royalty for additional consideration of $20,000, both of which were paid by the Company during the period.

The Company paid the Bureau of Land Management ("BLM") annual claim fees for assessment year 2003 and the related
Eureka County related affidavit filing fees for all Tonkin
Springs Project unpatented mining claims during June 2002.
These fees are due no later than September 2002.

3.	Technology License

Effective May 31, 2002, the Company entered into a non-exclusive technology licensed agreement with Newmont Mining Corporation ("Newmont") related to the use of Newmont's commercially proven proprietary N2TEC Flotation Technology at the Company's Tonkin Springs property in Nevada (the "License"). In December 2001, the Company had secured the right to negotiate the License with Newmont under an option agreement. Terms of the License with Newmont include i) initial license fee of $50,000 (of which $30,000 has been paid with the balance due $10,000 by August 30, 2002 and $10,000 by November 30, 2002), and ii) ongoing license fee of 2% net smelter return ("NSR") production royalty of precious metals paid utilizing the Newmont technology with a minimum annual payment of $10,000. The Company has the option during the initial 2 years of the License to buy down or buy out the royalty at the rate of $500,000 per each 1% NSR. Newmont is also committed to provide certain technical consultation to the Company regarding the technology. The License shall continue as long as the Company continues to use the N2TEC Flotation Technology but the royalty rate shall be reduced by half upon the expiration of the last Newmont patents related to the technology. The Company may terminate the License at any time with 3 month written notice.

4.	Shareholders' Equity

On December 17, 2001 the Company and GRC jointly entered into an agreement with IBK Capital Corp. of Toronto, Ontario, Canada ("IBK") whereby IBK agreed assist the Company and GRC in seeking and arranging equity investment independently for the Company as well as for GRC. The agreement with IBK includes a 9% commission due IBK computed on any money raised by IBK for the Company.

Effective May 30, 2002 the Company entered into a subscription agreement with Excalibur Limited Partnership ("Excalibur"), an Ontario, Canada limited partnership, for the sale of restricted common shares and warrants for $300,000 (the "Initial Private Placement"). The net proceeds of $272,999 from the First Private Placement allowed the Company to pay several important obligations related to the Tonkin Springs Project including the annual minimum royalty payment ($170,000) on one of the leased properties. Under the First Private Placement the Company issued 857,143 restricted common shares to Excalibur and gave Excalibur 428,572 common stock warrants exercisable until May 30, 2004 at an exercise price of $0.53 per share. No value was assigned to the warrants. The Initial Private Placement was arranged by IBK who was paid a commission of $27,000. During the period June 5, 2002 through June 30, 2002, the Company entered into various subscription agreements with sophisticated private investors for the sale of 1,500,000 shares of restricted common shares at $.40/share for aggregate of $600,000 (the "Second Private Placement") with net proceeds of $545,155. The Second Private Placement was also arranged by IBK who was paid an additional commission and costs of $54,000.

The Company is obligated to file a registration statement with the Securities and Exchange Commission for shares subject to the Initial Private Placement and the Second Private
Placement and to maintain the effectiveness of such registration statement for 2 years.

Effective June 1, 2002, and related to the Second Private
Placement, the executive officers and outside director of the Company voluntarily agreed not to exercise an aggregate of 870,000 option shares under existing stock option agreements with the Company in order to allow the Company additional available shares to be sold in the Second
Private Placement in order to raise additional working capital. The option shares subject to these exercise limitations could become available to the agreeing executive officers and director for exercise if and when shareholders approve an increase to the authorized number of Common Shares of the Company.

5.	 Related Party Transactions

Investment in Gold Resource Corporation-

Effective July 1, 2000, the Company and Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, entered into a management contract
(the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC of which 166,666 and 333,332 shares were earned during the three and six month periods ended June 30, 2001, respectively. GRC was responsible for all funding needed. The 1,280,000 shares of GRC owned by the Company represents approximately 30% of GRC capitalization as of June 30, 2002. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. Effective
January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. Through June 30,
2002, GRC has paid $30,000 to the Company under the 2002 Management Contract which the Company has recognized as revenues. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently raising funds through the sale of GRC stock. The independent director(s) of the Company approved both contracts with GRC. William W. Reid and David C. Reid, each officers and directors of the Company, are currently the controlling shareholders of GRC with approximately 38% aggregate ownership as of June 30, 2002. William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. The 2002 Management Contract terminates December 31, 2002 and may be terminated by either party for cause with 30 days prior written notice. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time.

Effective August 23, 2001 GRC leased a prospective silver/lead/zinc mining property in the Zimapan Mining
District in the state of Hidalgo, Mexico. This project has been designated by GRC its Zimapan Project. To GRC's knowledge the Zimapan Project has never been explored by modern drilling techniques and it intends to commence a drilling program at the Zimapan Project during 2002.
GRC is currently involved in an effort to raise funds through the sale of its common stock required to fund the drilling program, property maintenance costs and corporate overhead. During the period from September 2001 through June 30, 2002, GRC has reported that it has raised approximately $438,000 from sale of its stock. GRC is currently involved in the initial underground exploratory drilling at the Zimapan Project however no assay or other results are yet available.

The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have indeterminable market value and the investment has therefore been recorded at zero basis. Under the 2000 Management Contract, the shares of GRC earned by the Company have a stated value of $.50/share for an aggregate $166,666 related to the 333,332 shares earned by the Company during the six months ended
June 30, 2001. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the six month periods ended June 30, 2002 and 2001 is approximately $314,419 and $77,092, respectively, of which the Company's share would be approximately $96,644 and $23,960, respectively. The unaudited balance sheet of GRC as of June 30, 2002 reflects total assets of $169,856 made up primarily of $112,858 in cash and $55,000 in property, and liabilities to vendors and officers of $15,666 along with $150,000 payable to the Company for services under the 2002 Management Contract (which the Company has not recognized in revenue until receipt from GRC is reasonably assured), and with shareholders' equity of $4,190. The overhead expense of the Company allocated to the GRC management contracts for the three and six month periods ended June 30, 2002 totals $38,743 and $84,280, respectively, while, for the corresponding period ended June 30, 2001, the total overhead expense were $30,682 and $63,478, respectively, all representing allocation of staff time.

Other Related Party Items-

During the six month period ended June 30, 2002, the Company elected not to pay certain salaries to its three executive officers in the amount of $104,449 in order to conserve working capital. In addition, the first and second quarters of 2002, the three executive officers have made cash advances to the Company to allow the payment of field personnel wages and certain critical payments. The maximum aggregate amount of such advances from the three executive officers to the Company was $29,358 which amount was repaid effective May 30, 2002 from a portion of the proceeds from the Initial Private Placement discussed in
Note 4 above.

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company.
As of June 30, 2002, the total cumulative amount of such voluntary deferral was $467,427 of which $77,333 and $65,878 is related to the six months ended June 30, 2002 and 2001, respectively. Director fees in the amount of $26,500 remain unpaid as of June 30, 2002 of which $2,500 and $4,500 related to the six months ended June 30, 2002 and 2001, respectively.

All of these other remaining related party liabilities are reflected in the financial statements of the Company as of June 30, 2002.

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

The Company has experienced losses for the six months ended June 30, 2002 and 2001 of $707,925 and $84,264, respectively. Payments from the former joint venture partner were the Company's sole source of operating revenue during the year ended December 31, 2001.

During the six month period ended June 30, 2002, the Company has raised $900,000 through the sale of 2,357,143 shares of restricted common stock plus warrants in private sale transactions which funding has be used for pay for operations at Tonkin Springs and corporate overhead with the balance added to general working capital. The Company will require additional funding to carry out its business plan and attain profitable operations, or to enter into other business arrangements as discussed further below.

The Company is pursuing additional financing for its operations which could include the sale of a portion of its assets including sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt, or issuance of equity of the Company in public or private transactions. The Company does not have additional shares of authorized but unissued common stock which is not otherwise reserved for warrants and for options. Therefore the Company has no available shares of common stock to meet future financing needs. The Company may consider requesting its shareholders to approve an increase to the authorized capital of the Company. It takes the affirmative vote of two-thirds of the outstanding shares to approve an increase to the authorized number of shares of the Company and the approval of this number of outstanding shares may be difficult to obtain. The Company may also consider third party joint venture participation at its Tonkin Springs project. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. The Company may also consider a potential merger with another company, which would normally require approval by shareholders of the Company.

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

Liquidity and Capital Resources

As of June 30, 2002, the Company had positive working
capital of $212,777 made up of current assets of $356,481
and current liabilities of $143,704 including related party
liabilities of $104,449.   During the remainder of year
2002, the Company anticipates that it will earn  $330,000
in monthly fees from Gold Resource Corporation ("GRC"), an affiliate of the Company, under a management contract whereby the Company manages the business affairs of GRC.
GRC is currently in the process of raising equity funding
in order to carry out its business objectives and commitments which include cash payments of $30,000 per month to the Company under the management contract. Through June 30, 2002, GRC has paid $30,000 to the Company to date under the
current management contract.   It is uncertain at this time
if GRC will be successful in raising sufficient funding required to meet its business objectives and commitments.
If GRC is not able to meet its required payments to the Company that situation will be detrimental to the current financial condition of the Company. As noted above, the Company intends and will be required to raise working capital to fund operations, holding costs and overhead expenses and to protect its assets, the availability of and terms of which are uncertain at this time. These items are the primary source of working capital presently anticipated during 2002.

Net cash used by operations increased to $(522,829) for the
six months ended June 30, 2002 from $(4,204) for the corresponding period of 2001, reflecting receipt of $270,000 in payments from TSHI in the 2001 period and none during the
2002 period.   Interest received increased from $55 in 2001 to
$4,923 in 2002 reflecting interest related to restrictive cash deposits which secure reclamation costs at the Tonkin Springs project and are consolidated subsequent to the Company
assuming 100% interest in TSLLC.   Cash paid to suppliers and
employees increased from $272,809 during 2001 period to $575,737 during the 2002 period reflecting the assumption of responsibility for TSLLC holding costs which include the annual lease payments of $150,000 and annual claim fee payments of $131,831 paid during the 2002 period, less deferred corporate overhead, primarily in the form of salaries to executive officers in 2002. Cash flow from investing activities was $(10,000) for 2002, reflecting the payment on license offset in part by the sale of surplus assets at Tonkin Springs compared to none in the 2001 period. Cash flow from financing activities increased from $(5,769) in 2001 to $666,608 in the 2002 period reflecting the sale of equity of the Company of $673,223, the borrowing from and repayment to executive officers of loans made to the Company, and increased principal payments on installment purchase contracts during the 2002 period.

Results of Operations -

Six Months Ended June 30, 2002 Compared to 2001

For the six months ended June 30, 2002, the Company recorded a net loss of $(707,925) or $(.05) per share, compared to a loss for the corresponding period of 2001 of $(84,264) or $(.00) per share. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC.
An additional $150,000 in management fee revenue related to the GRC contract during the 2002 period have not been recorded as revenue until receipt is reasonably assured. For the 2001 period the Company recorded $270,000 in Minimum Payments from TSHI which payments terminated effective upon the withdrawal of TSHI from TSLLC. General and administrative expense decreased approximately $194,895 in 2002 to $88,326 reflecting a small increase in salary expense reduced by allocation of general and administrative expense to Tonkin Springs holding costs of $160,155 and an increase of $20,802 to $84,280 in allocation of expense to cost of services provided under the Gold Resource Corporation ("GRC") management contract in the 2002 period. During the 2002 period, holding costs for TSLLC totaled approximately $572,724 which includes $170,000 related to advance minimum royalty payment accrual for a mineral property lease due January 15, 2002 but extended and paid by agreement with the lessor, annual claim fees paid to regulatory agencies in the amount of $131,831 and $160,155 in allocated overhead expense, while for the corresponding period of 2001 Tonkin Springs project holding costs were funded by TSHI.

Effective July 1, 2000, the Company and GRC, a private Colorado corporation and affiliate company, entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 common shares of GRC. Through the 2000 Management Contract the Company has the opportunity to participate in potential business activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract period. GRC was responsible for all funding needed. During the six months ended June 30, 2001, the Company earned 333,332 shares of GRC under the 2000 Management Contract which had a stated value of $.50/share for an aggregate $166,666 for shares earned during the period. Shares of GRC are not currently publicly traded and the shares of GRC earned under the 2000 Management Contract have been assessed by the Company to have indeterminable market value and the investment was therefore been recorded at zero basis. In September 2001, GRC commenced the sale of its common equity and through June 30, 2002, GRC has raised approximately $438,000 from such sale of its securities. GRC is continuing its efforts to raise additional funding through the sale of its equity.

Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently in the process of raising funds through the sale of its stock. The Company anticipates that performance under the contract will involve no more than approximately 50 percent of its available staff time. The 1,280,000 shares of GRC owned by the Company represents approximately 30% of GRC outstanding shares as of June 30, 2002. Executive officers of the Company personally own approximately 38% of GRC as of June 30, 2002.

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

GRC's unaudited operating loss for the six month periods ended June 30, 2002 and 2001 is approximately $314,419 and $77,092, respectively, of which the Company's share would be approximately $96,644 and $23,960, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the six months ended June 30, 2002 and 2001 totals $84,280 and $63,478, respectively, representing allocation of staff time.

Three Months Ended June 30, 2002 Compared to 2001

For the three months ended June 30, 2002, the Company recorded a net loss of $(346,868) or $(.02) per share, compared to a loss for the corresponding period of 2001 of $(37,479) or $(.00) per share. For the 2002 period the Company recorded no revenues for management contract fees with GRC. Management fee revenue of $90,000 related to the GRC contract during the three month period ended June 30, 2002 have not been recorded as revenue until receipt is reasonably assured. For the 2001 period the Company recorded $135,000 in Minimum Payments from TSHI which payments terminated effective upon the withdrawal of TSHI from TSLLC. General and administrative expense decreased approximately $108,654 in the 2002 period to $29,492 reflecting a small increase in salary expense reduced by allocation of general and administrative expense to Tonkin Springs holding costs of $90,359, and an increase of $8,061 to $38,743 in allocation of expense to cost of services provided under the Gold Resource Corporation ("GRC") management contract in the 2002 period. During the 2002 period, holding costs for TSLLC totaled approximately $285,143 which includes annual claim fees paid to regulatory agencies in the amount of $131,831 and $90,359 in allocated overhead expense, while for the corresponding period of 2001 Tonkin Springs project holding costs were funded by TSHI.

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
4.    No report required.
5.    No report required.
6.a   Exhibits:

10.1	Non-Exclusive Technology License Agreement dated May 31,
      2002 by and between Newmont USA Limited, d/b/a Newmont
      Mining Corporation and U.S. Gold Corporation
     (Incorporated by reference from the Report on Form 8-K dated June 7, 2002, Exhibit 10.1).

10.2	Subscription Agreement dated May 30, 2002 by and
Between Excalibur Limited Partnership and U.S. Gold
Corporation (Incorporated by reference from the Report on Form 8-K dated June 7, 2002, Exhibit 10.2).

*10.3 Form of subscription agreement for private placement sales of Common Stock of the Company at price of $.40/share with various purchasers.

6.b 	On June 7, 2002, the Company filed a report on Form 8-K
     regarding i) singing of Non-Exclusive Technology
     License Agreement dated May 31, 2002 with Newmont
     Mining Corporation, and ii) regarding the Subscription
     Agreement dated May 30, 2002 by and between the Company and Excalibur Limited Partnership.

*  Filed and included in this Form 10-QSB.


                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated: July 12, 2002    By /s/ William W. Reid, President and
                               Chairman of the Board

Dated: July 12, 2002    By /s/ William F. Pass, Vice President
                               and Chief Financial Officer