Form 10QSB
period 2002-09-30
U S GOLD CORP
filed 2002-11-15
CIK 314203

FORM 10-QSB
               U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                 or
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

                        (303) 238-1438
               (Issuer's telephone number)
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                     Outstanding as of November 14, 2002
Common Stock, $0.10 par value                 16,383,533

                      U.S. GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                    Three Month Period Ended    Nine Month Period Ended
                            September 30,              September 30,
                             2002         2001        2002        2001
Other revenues:
 Tonkin Springs
  Project payments                $-    $135,000           $-   $405,000
 Management contract
  fees from Gold Resource
  Corporation ("GRC")(Note 3)      -           -       30,000          -
 Interest income               1,775          18        6,698         73
 Gain on sale of assets        5,498           -       15,498          -
  Total revenues               7,273     135,018       52,196    405,073

Costs and expenses:
 General and
  administrative             157,192      90,655      245,518    373,876
 Tonkin Springs holding
  and other costs            229,379           -      802,103          -
 Cost of services
  provided under
  management contract
  with GRC (Note 3)           27,444      76,165      111,724    139,643
 Interest                        690         623        2,705      2,073
 Depreciation                  2,820       3,098        8,323      9,268
  Total costs and expenses   417,525     170,541    1,170,373    524,860

(Loss) before
 income taxes               (410,252)    (35,523)  (1,118,177)  (119,787)
Provision for
 income taxes                      -           -            -          -
Net (loss)                 $(410,252)   $(35,523) $(1,118,177) $(119,787)

Basic and diluted
 per share data:
 Basic                      $(0.03)      $(0.00)      $(0.07)    $(0.01)
 Diluted                    $(0.03)      $(0.00)      $(0.07)    $(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

                            U.S. GOLD CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2002
                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                              $17,632
 Prepaid expense and other current assets                 5,968
  Total current assets                                   23,600


Plant, equipment and vehicles:
 Tonkin Springs plant, equipment and vehicles, net    1,549,897
 Other office furniture, equipment and vehicles, net     18,040
  Total plant, equipment and vehicles, net            1,567,937

Investment in affiliate-GRC (Note 3)                          -
Restrictive time deposits for reclamation bonding     1,838,796
Affiliate loan receivable-GRC (Note 3)                   30,000
Other assets                                             48,760
  TOTAL ASSETS                                       $3,509,093

LIABILITIES, RESERVE & SHAREHOLDERS'
EQUITY

Current liabilities:
 Accounts payable and accrued liabilities               $99,775
 Accrued salaries and directors fees (Note 3)           137,663
 Installment purchase contracts                          11,621
  Total current liabilities                             249,059

Related party payables, long-term (Note 3)              506,093
Reserve for reclamation                               1,825,977
  Total liabilities and reserve                       2,581,129

Shareholders' equity (Note 2)
 Common stock, $.10 par value, 18,000,000
  shares authorized; 16,383,533 shares
  issued and outstanding                              1,638,353
 Additional paid-in capital                          32,557,743
 Accumulated (deficit)                              (33,268,132)
    Total shareholders' equity                          927,964

 TOTAL LIABILITIES, RESERVE AND
  SHAREHOLDERS' EQUITY                               $3,509,093

The accompanying notes are an integral part of these consolidated financial statements.

                           U.S. GOLD CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' EQUITY
                    Nine Months Ended September 30, 2002
                               (Unaudited)


                           Common Stock        Additional
                                      Par        Paid-in   Accumulated
                          Shares     Value       Capital    (Deficit)

Balance,
January 1, 2002         14,026,390 $1,402,639 $31,975,303 $(32,149,955)

Sale of Shares and
Warrants for Cash at
$.35/share, net of
issuance cost (Note 2)     857,143     85,714     187,285            -

Sale of Shares for Cash
at $.40/share, net of
issuance cost (Note 2)   1,500,000    150,000     395,155            -

Net (loss)                       -          -           -   (1,118,177)

Balance,
September 30, 2002      16,383,533 $1,638,353 $32,557,743 $(33,268,132)

The accompanying notes are an integral part of these consolidated financial statements.

                           U.S. GOLD CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended September 30
                                 (Unaudited)

Cash flows from operating activities:      2002         2001
 Cash received from GRC
  management contract (Note 3)            $30,000           $-
 Cash received from Tonkin
  Springs Project distributions                 -      405,000
 Cash paid to suppliers                  (623,487)    (114,797)
 Cash paid to employees                  (239,046)    (287,429)
 Interest received                          6,698           73
 Interest paid                             (2,705)      (2,073)
 Income taxes paid                              -            -
Cash provided by (used in)
 operating activities                    (828,540)         774

Cash flows from investing activities:
 Payment on license                       (20,000)           -
 Loan to affiliate-GRC (Note 3)           (30,000)           -
 Sale of assets                            15,498            -
Cash (used in) investing activities       (34,502)           -

Cash flows from financing activities:
 Sale of common stock & warrants for
  cash, net of issuance cost (Note 2)     818,154            -
 Borrowing from related parties
  (Note 3)                                 29,358            -
 Repayment of borrowing from related
  parties (Note 3)                        (29,358)           -
 Payments on installment purchase
  Contracts                                (9,569)      (8,727)
Cash provided by (used in)
 financing activities                     808,585       (8,727)

(Decrease) in cash and
 cash equivalents                         (54,457)      (7,953)
Cash and cash equivalents,
 beginning of period                       72,089       54,245
Cash and cash equivalents,
 end of period                            $17,632      $46,292

Reconciliation of net loss to cash provided by (used-in) operating activities:

Net (loss)                            $(1,118,177)   $(119,787)

 Items not requiring cash:
  Accrued and deferred salaries, and
   directors fees; related parties
   (Note 3)                               231,662       98,817
  Depreciation, depletion and
   Amortization                             8,323        9,268
  Directors fees paid by exercise of
   stock options                                -        8,000
  (Increase) in other assets
   related to operations                  (37,671)      (2,304)
  Increase in liabilities related to
   Operations                              87,323        6,780

Cash provided by (used in)
 operating activities                   $(828,540)        $774

The accompanying notes are an integral part of these consolidated financial statements.

                   U.S. GOLD CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2002
                      (Unaudited)

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

Certain adjustments have been made in the financial statements for September 30, 2001 to conform to accounting and financial statement presentation for the period ended September 30, 2002. The changes had no effect on Net (loss) for the three and nine-month periods ended September 30, 2001.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A as of and for the year ended December 31, 2001.

Revenue Recognition: The Company recognizes management contract fees as revenues when earned and when payment is received or reasonably assured.

Per Share Amounts: Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the periods (16,383,533 and 14,958,533 for the three and nine month periods ended September 30, 2002 and 14,026,590 and 13,973,730 for the corresponding three and nine month periods of 2001). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of September 30, 2002 and 2001 options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.  Shareholders' Equity

On December 17, 2001 the Company entered into an agreement with IBK Capital Corp. of Toronto, Ontario, Canada ("IBK") whereby IBK agreed independently to assist the Company in seeking and arranging equity investment. The agreement with IBK includes a 9% commission due IBK computed on any money raised by IBK for the Company. The agreement with IBK has been extended through March 20, 2003.

Effective May 30, 2002 the Company entered into a subscription agreement with Excalibur Limited Partnership ("Excalibur"), an Ontario, Canada limited partnership, for the sale of restricted common shares and warrants for $300,000 (the "Initial Private Placement"). The net proceeds of $272,999 from the First Private Placement allowed the Company to pay several important obligations related to the Tonkin Springs Properties including the annual minimum royalty payment ($170,000) on one of the leased properties. Due to the important nature of these required obligations, the Company was willing to negotiate a lower price per share with Excalibur and to include issuance of warrants to secure that initial funding for the Company. Under the First Private Placement the Company issued 857,143 restricted common shares to Excalibur and gave Excalibur 428,572 common stock warrants exercisable until May 30, 2004 at an exercise price of $0.53 per share. No value was assigned to the warrants. The Excalibur agreement required that the Company file and have effective a registration statement for the Excalibur purchased shares within 90 days or pay a penalty to Excalibur in the amount of 1 percent per month. While the Company has filed a preliminary registration statement with the Securities and Exchange Commission that registration statement was not effective as of September 30, 2002. Therefore as of September 30, 2002, the Company has accrued $3,000 as an accrued liability for this obligation. The Initial Private Placement was arranged by IBK who was paid a commission of $27,000. During the period June 5, 2002 through June 30, 2002, the Company entered into various subscription agreements with sophisticated private investors for the sale of 1,500,000 shares of restricted common stock at $.40/share for aggregate of $600,000 (the "Second Private Placement") with net proceeds of $545,155. The Second Private Placement was also arranged by IBK who was paid an additional commission and costs of $54,000.

The Company is obligated to file a registration statement with the Securities and Exchange Commission for shares subject to the Initial Private Placement and the Second Private Placement and to maintain the effectiveness of such registration statement for the lesser of 2 years or when such registration is no longer required.

Effective June 1, 2002, and related to the Second Private Placement, the executive officers and outside director of the Company voluntarily agreed not to exercise an aggregate of 870,000 option shares under existing stock option agreements with the Company until and unless additional authorized but unissued shares are available and reserved for such options by the Board of Directors of the Company. The executive officers outside director took this action in order to allow the Company additional available shares to be sold in the Second Private Placement in order to raise additional working capital. The option shares subject to these exercise limitations could become available to the executive officers and outside director for exercise if and when shareholders approve an increase to the authorized number of Common Shares of the Company.

3.  Related Party Transactions

Gold Resource Corporation-

The Company owns 1,280,000 shares of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, which shares were earned under a management contract which expired December 31, 2001.
These shares represent approximately 30% of GRC capitalization as of September 30, 2002.

Effective January 1, 2002, the Company and GRC entered into a management contract (the "2002 Management Contract") which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provide general management of GRC business activities through December 31, 2002. The Company recognizes revenues under this contract upon receipt of funds due to the significant uncertainty regarding the collection of the management fee. Through September 30, 2002, the Company has recognized revenue of $30,000 related to the 2002 Management Contract.

During August 2002, the Company made a $30,000 short-term, non-interest bearing unsecured loan to GRC in order to allow GRC to make a critical $50,000 lease payment on the Zimapan property. The independent director of the Company, Mr. John W. Goth, approved this loan in advance. GRC has committed to repay this loan from the first unrestricted proceeds of future equity sales of GRC stock.

Other Related Party Items-

During the nine month period ended September 30, 2002, the Company elected not to pay certain salaries to its three executive officers in the amount of $109,163 in order to conserve working capital. In addition, during the first and second quarters of 2002, the three executive officers made cash advances to the Company to allow the payment of field personnel wages and certain critical payments. The maximum aggregate amount of such advances from the three executive officers to the Company was $29,358 which amount was repaid effective May 30, 2002 from a portion of the proceeds from the Initial Private Placement discussed above.

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of September 30, 2002, the total cumulative amount of such voluntary deferral was $506,093 of which $116,000 and $98,817 is related to the nine months ended September 30, 2002 and 2001, respectively. Director fees in the amount of $28,500 remain unpaid as of September 30, 2002 of which $6,500 and $-0- related to the nine months ended September 30, 2002 and 2001, respectively.

All of these other remaining related party liabilities are reflected in the financial statements of the Company as of September 30, 2002.


4.  Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses for the nine months ended September 30, 2002 of $1,118,177 and has a working capital deficit of $225,459 as of September 30, 2002. The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity and attain profitable operations.

The Company is pursuing financing for its operations which could include the sale of a portion of its assets, borrowing with secured, unsecured or convertible debt, or issuance of equity of the Company in public or private transactions. The Company may also consider third party joint venture participation at its Tonkin Springs properties or it could consider a potential merger with another company. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview:

Tonkin Springs is the only direct property interest of the Company and is held by TSLLC, a Delaware limited liability company, owned 100% by subsidiaries of the Company following the withdrawal from TSLLC by TSHI effective October 17, 2001. Since October 17, 2001 the Company has consolidated TSLLC in its consolidated financial statements. The Company is currently maintaining the Tonkin Springs properties on a care and maintenance basis which entails regular inspection of the physical and plant assets and activities, as necessary, to maintain and protect the mechanical integrity of such assets while in a state of non-operation. The objective of the Company is the evaluation and, if justified, the
development and mining of mineral resources at the Properties.   The
Company is now responsible for providing funding for TSLLC.

As discussed below, during the nine month period ended September 30, 2002, the Company raised $818,154 through the sale of restricted common stock in private sale transactions. The Company intends to raise significant amounts of additional funding in order to be able to meet its obligations, protect its assets, and carryout its business plan. The Company has suffered recurring losses from operations and has no current source of operating revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

The Company has begun the evaluation of the potential of commencing gold production operations at the Tonkin Springs properties utilizing the known mineralized material and existing facilities to the extent possible. This involves evaluation of the financial aspects, operational issues and the processes necessary to recommence production. In addition, this process also involves identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of or new regulatory permits and authorities to allow such resumption of operations.

In October 2002 the Company received a project evaluation report on Tonkin Springs prepared from an independent engineering firm commissioned to develop independent estimates of development costs as well as operating costs under certain assumptions provided by the Company of tons and grade of assumed mill feed. The Company cautions that mineralized material or deposit is a mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s).

The Company is pursuing additional financing for its operations which could include the sale of a portion of its assets including sale of a royalty interest at Tonkin Springs, borrowing with secured, unsecured or convertible debt, or issuance of equity of the Company in public or private transactions. The Company may also consider third party joint venture participation at its Tonkin Springs properties or it could consider a potential merger with another company. A merger with another company would normally require approval by shareholders of the Company; however if another company proposed a tender offer to acquire a controlling portion or all of the shares of the Company such a tender offer would not necessarily require approval by shareholders at a shareholders meeting. The Company does not have sufficient additional shares of authorized but unissued common stock to both satisfy any potential issuances related to warrants or options and to meet future financing needs. The Company is considering requesting its shareholders to approve an increase in the authorized shares of the Company, which would require the approval of two-thirds of the outstanding shares of the Company. The Company believes this may be difficult to obtain.

It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. The Company is also unable to predict the time frame when addition funding, from any source, may be secured, if at all. If the Company is unable to secure additional funding it may be unable to protect its assets and meet its financial obligations.

Liquidity and Financial Condition

As of September 30, 2002, the Company had negative working capital of $(225,459) made up of current assets of $23,600 and current liabilities
of $249,059 including related party liabilities of $137,663.   During the
remainder of year 2002, the Company anticipates that it will have earned a total of $90,000 in monthly fees from GRC but may not be able to collect these fees. GRC is currently involved in raising equity funding in order to carry out its business objectives and commitments. Through September 30, 2002, GRC has paid $30,000 to the Company thereunder, however the Company has determined it in the best interest of the Company to continue to provide services under the management contract to GRC and not to call GRC into payment default. It is uncertain at this time if GRC will be successful in raising sufficient funding required to meet its business objectives and commitments. If GRC is not able to meet its required payments to the Company it would be detrimental to the financial condition of the Company. During the nine month period ended September 30, 2002, the Company raised $818,154 through the sale of 2,357,143 shares of restricted common stock plus warrants in private sale transactions used to pay for costs at Tonkin Springs and corporate overhead. This was the Company's primary source of working capital.

As noted above, the Company will require additional funding to carry out its business plan and attain profitable operations, or to enter into other business arrangements. However, it is presently uncertain if any such financing in adequate amounts will be available to the Company, or will be available on terms acceptable to the Company.

The Company has begun the evaluation of the potential of development and mining of mineral resources of the Tonkin Springs properties. The minimum funding requirements to maintain the Tonkin Springs properties on a care and maintenance basis (which entails regular inspection of the physical and plant assets and activities, as necessary, to maintain and protect the mechanical integrity of such assets while in a state of non-operation) is approximately $500,000 per year and includes annual lease payments of $150,000, mineral claim fees to the BLM and county governments of approximately $130,000, miscellaneous periodic permit fees of approximately $25,000, county property tax of approximately $25,000 as well as the costs of two site employees and other property related costs of approximately $170,000 per year. In addition, one of our mineral leases requires an annual work commitment expenditures of $300,000 which are assumed to be satisfied with property development expenditures if such efforts move forward. The annual cost of corporate overhead for the Company is approximately $500,000.

Net cash used by operations increased to $(828,540) for the nine month period ended September 30, 2002 compared to cash provided by operations of $774 for the corresponding period of 2001. The increase in cash used by operations is primarily the result of receipt of $405,000 in Project Payments from TSHI in the 2001 period and none during the 2002 period. Additionally, the assumption of monetary responsibility for TSLLC, which we did not have during the nine months ended September 30, 2001, has required substantial amounts of cash. These payments include annual lease payments of $170,000 and annual claim and permitting fees of $161,786. Cash flow from investing activities was $(34,502) for 2002 compared to $-0- in 2001, reflecting a $20,000 payment for a technology license, a short-term operating loan of $30,000 to GRC, offset by the proceeds from the sale of assets of $15,498. Cash flow from financing activities increased from $(8,727) in 2001 to $808,585 in the 2002 period reflecting cash flow of $818,154 related the sale of common stock, the borrowing from and repayment to executive officers of $29,358 in loans made to the Company, and a small increase in principal payments on installment purchase contracts during the 2002 period.

Results of Operations

Nine Months Ended September 30, 2002 Compared to 2001

For the nine month period ended September 30, 2002, the Company recorded a net loss of $(1,118,177) or $(.07) per share, compared to a loss for the corresponding period of 2001 of $(119,787) or $(.01) per share. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. An additional $240,000 in management fee revenue related to the GRC contract during the 2002 period has not been recorded as revenue until receipt is reasonably assured. For the 2001 period the Company recorded $360,000 in Minimum Payments from TSHI which payments terminated effective upon the withdrawal of TSHI from TSLLC. General and administrative expense decreased approximately $128,358 in 2002 to $237,301 reflecting a $63,529 increase in salary and benefit expense for employees reduced by higher allocation of general and administrative expense to other expense categories. The allocation of general and administrative costs, primarily staff costs, to Tonkin Springs holding costs in the 2002 period was $217,909 (none in the 2001 period) and during the 2002 period costs allocated to services provided under the GRC management contract decreased $27,919 to $111,724. During the 2002 period, holding and other costs for TSLLC totaled approximately $802,103 which includes $170,000 related to advance minimum royalty payment for a mineral property lease, $157,800 in annual claim fees and various permit expenses paid to regulatory agencies and $128,875 in project evaluation costs and $217,909 in allocated overhead expense primarily reflecting corporate staff costs, while for the corresponding period of 2001 Tonkin Springs properties holding costs were funded by TSHI.

Effective January 1, 2002, the Company and GRC entered into the 2002 Management Contract which expires by its term December 31, 2002. Under the 2002 Management Contract the Company is to be paid $30,000 per month to provide general management of GRC business activities through December 31, 2002. As with the prior contract, GRC is responsible for all funding needed and intends to and is currently in the process of raising funds through the sale of its stock. Through September 30, 2002, GRC has paid only $30,000 of the $270,000 earned under the contract. However, the Company and its independent director have determined it is in the best interest of the Company to continue to provide services under that contract and not to call GRC into payment default. Executive officers of the Company personally own approximately 38% of GRC as of September 30, 2002. The 1,280,000 shares of GRC owned by the Company represents approximately 30% of GRC outstanding shares as of September 30, 2002.

GRC's unaudited operating loss for the nine month periods ended September 30, 2002 and 2001 is approximately $492,203 and $188,670, respectively, of which the Company's share would be approximately $152,582 and $62,751, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the nine months ended September 30, 2002 and 2001 totals $111,724 and $139,643, respectively, representing allocation of staff time.

Three Months Ended September 30, 2002 Compared to 2001

For the three months ended September 30, 2002, the Company recorded a net loss of $(410,252) or $(.03) per share, compared to a loss for the corresponding period of 2001 of $(35,523) or $(.00) per share. For the 2002 period the Company recorded none of the $90,000 in earned revenues under the management contract with GRC. For the 2001 period the Company recorded $135,000 in Minimum Payments from TSHI. General and administrative expense increased approximately $66,537 in the 2002 period to $157,192 reflecting an increase in salary, legal and accounting expense, $48,721 in lower levels of allocated overhead to the expense of the GRC management contract, both partially offset by allocations of overhead costs to Tonkin Springs holding costs of $217,909. During the three month period ended September, 2002, holding and other costs for TSLLC totaled approximately $229,376 which includes $128,874 related to project evaluation including the independent engineering firm report on Tonkin Springs as well as $57,754 in allocated overhead expense, while for the corresponding period of 2001 Tonkin Springs properties holding costs were funded by TSHI.

Other

Certain statements made in this Form 10-QSB report that are not based on current or historical fact are forward-looking in nature. In particular, the words "may," "could," "should," "anticipate," "believe,"
"estimate," "intend," "plan," "predict" and similar expressions may identify forward-looking statements. These statements are based on the current beliefs and judgment of our management with respect to future events, the outcome of which is subject to various risks. Certain of these risks are discussed in the registration statements and other reports filed by the Company with the Securities and Exchange Commission, copies of which are available from the Company or the Securities and Exchange Commission.

            Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that Company's disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

10.3 Form of subscription agreement for private placement sales of Common Stock of the Company at price of $.40/share with various purchasers (Incorporated by reference from the Report on Form 10-QSB for the period ended June 30, 2002, Exhibit 10.3).

10.4 Stock Option and Stock Grant Plan dated August 8, 2002 (Incorporated by reference from the Report on Form SB-2 Amendment No. 1 filed (date), 2002, Exhibit 10.24).

10.5 Incentive Stock Option Agreement dated August 8, 2002 between the Company and William W. Reid (Incorporated by reference from the Report on Form SB-2 Amendment No. 1 file (date), Exhibit 10.25).

10.6 Incentive Stock Option Agreement dated August 8, 2002 between the Company and William F. Pass (Incorporated by reference from the Report on Form SB-2 Amendment No. 1 file (date), Exhibit 10.26).

10.7 Incentive Stock Option Agreement dated August 8, 2002 between the Company and David C. Reid (Incorporated by reference from the Report on Form SB-2 Amendment No. 1 file (date), Exhibit 10.27).

*99.1 Certification of President, Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of Vice President, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed and included in this Form 10-QSB.


                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     U.S. GOLD CORPORATION

Dated:  November 14, 2002      By/s/ William W. Reid, President and
                                     Chairman of the Board

Dated: November 14, 2002               By/s/ William F. Pass, Vice President
                                      and Chief Financial Officer

CERTIFICATIONS

I, William W. Reid, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of U.S. Gold
Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. I am responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002
By: /s/ William W. Reid
William W. Reid
President and Chairman of the Board

CERTIFICATIONS

I, William F. Pass, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of U.S. Gold
Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. I am responsible for, establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002
By: /s/ William F. Pass
William F. Pass
Vice President and Chief Financial Officer