Form 10KSB
period 2002-12-31
U S GOLD CORP
filed 2003-04-11
CIK 314203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

                          Commission file number 0-9137

                              U.S. GOLD CORPORATION
                 (Name of small business issuer in its charter)

           Colorado                                     84-0796160
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

            State issuer's revenues for its most recent fiscal year.
              $30,000 in revenues for year ended December 31, 2002.

The aggregate market value (at the last trade price of $0.54 per share) of the Common Stock of U.S. Gold Corporation held by non-affiliates as of March 31, 2003 was approximately $9,386,000. As of March 31, 2003, there were 17,453,533 shares of Common Stock, par value $0.10, outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one): Yes __  No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

U.S. Gold Corporation (U.S. Gold or the Company) was organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, by vote of our shareholders, we changed our name from Silver State Mining Corporation to U.S. Gold Corporation. Since our inception, we have been engaged in the exploration for, development of, and the production and sale of gold and silver, as well as base metals, and have conducted such activities in various western U.S. states and Mexico. The Company has not had revenues from mining operations since 1990.

Our only directly owned property is the Tonkin Springs gold property which is located in Eureka County, Nevada. We are presently in the exploration stage for gold and silver at the Tonkin Springs property. Our 100 percent ownership interest in this property is held in the name of Tonkin Springs LLC, a Delaware limited liability company also referred to as TSLLC which in turn is owned 99.5 percent by Tonkin Springs Venture Limited Partnership, which is a Nevada limited partnership also referred to as TSVLP and 0.5 percent by U.S. Environmental Corporation, a Colorado corporation and subsidiary of the Company. TSVLP, in turn, is likewise owned 100 percent by two of our wholly owned subsidiaries.

Our 100 percent ownership in TSLLC was achieved effective October 17, 2001 upon the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc., also referred to as TSHI, who prior to their withdrawal held 60 percent ownership in TSLLC and were the project managers. There was no gain nor loss recognized on the withdrawal of TSHI from TSLLC. During the term of TSHI's interest in TSLLC, the Tonkin Springs property costs were paid by TSHI and in addition TSHI made certain other payments to us. After the withdrawal of TSHI from TSLLC we must provide for the holding costs related to Tonkin Springs.

We are currently evaluating the Tonkin Springs property to determine if the property can be put back into production. In that regard, we have licensed certain technology from Newmont Mining Company (Newmont) called N2TEC which, if employed successfully at Tonkin Springs, would allow for the concentration of sulfide gold mineralization (See Patents, Trademarks, Licenses, Franchises, Concessions.) In October 2002, the Company received a project evaluation report on Tonkin Springs from a engineering firm commissioned to develop independent estimates of development capital costs as well as operating costs under certain assumptions provided by the Company of tons and grade of assumed mill feed. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

We also have an equity investment in an affiliate company, Gold Resource Corporation, a private Colorado corporation (GRC). At March 31, 2003, the Company held approximately 28 percent of the outstanding shares in GRC. William
W. Reid and David C. Reid, executive officers of the Company, personally or beneficially owned collectively approximately 35 percent of GRC as of that date. Through the GRC investment we have the opportunity to participate in potential business activities in Mexico. Effective August 23, 2001, GRC leased a prospective silver/lead/zinc mining property in the Zimapan Mining District in the state of Hidalgo, Mexico designated GRC's Zimapan Project. GRC is currently involved in an exploratory drilling program at the Zimapan Project. In November 2002, GRC leased a gold exploration property in the state of Oaxaca, Mexico, designated the Oaxaca project, for which GRC intends to commence an exploration program. From July 1, 2000 through December 31, 2002 we managed all activities of GRC under management contracts while GRC was responsible for funding the Zimapan and Oaxaca Projects. GRC is currently involved in an effort to raise funds through the private sale of its common stock with the proceeds to be used primarily to fund its exploration drilling programs at the Zimapan and Oaxaca Projects in 2003, property maintenance costs and corporate overhead. The shares of GRC are not publicly traded. (See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-GOLD RESOURCE CORPORATION.)

We are pursuing financing for our operations which could include issuance of our equity in public or private transactions, the sale of all or a portion of our assets including sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt or other corporate transactions with could include merger with another company. The Company does not have additional shares of authorized but unissued Common Stock which is not otherwise reserved for warrants and for options. Therefore the Company has no available shares of Common Stock to meet future financing needs. It requires the affirmative vote of two-thirds of the outstanding shares to approve an increase to the authorized number of shares of the Company, which may be difficult to obtain. It is presently uncertain if any such financing will be available to us, or will be available on terms acceptable to us. We may also consider a potential merger which would normally require approval by shareholders of the Company. On November 1, 2002, the Company engaged IBK Capital Corp. (IBK), on a non-exclusive basis, to assist the Company in seeking to arrange, negotiate and close a business arrangement which could include merger of the Company with or into another company. The term of this arrangement with IBK is for 1 year and the Company must approve individually any prospective companies prior to contact by IBK.

We have begun the evaluation of the potential of recommencing gold production at the Tonkin Springs project utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issues involved and the processes necessary to recommence production. In addition, this evaluation also involves identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of our existing regulatory permits and authorities or new ones to allow resumption of operations. We could also seek a joint venture partner at Tonkin Springs to participate in this evaluation process and funding for any operations.

General

The Company is primarily engaged in the precious metals and base metals mining business in the continental United States and in Mexico through an equity investment in an affiliate company. The Company owns the Tonkin Springs gold mine located in Eureka County, Nevada.

As a mining company, our activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties and, where warranted, development and construction of mining and processing facilities, mining and processing and the sale of gold and other metals and by-products. We may also enter into joint ventures, partnerships or other arrangements to accomplish these activities. All refined bullion would be either sold to outside companies, delivered in satisfaction of spot or forward sale delivery contracts, or held in inventory for later disposition.

100 Percent Ownership and Control of Tonkin Springs Project.

Effective October 17, 2001, we assumed 100 percent ownership of the Tonkin Springs Project located in Eureka County, Nevada. The TSLLC agreements provided for withdrawal of a member. However, TSVLP and TSHI had certain disputes regarding the obligations and responsibilities of TSHI in connection with and following TSHI's withdrawal from TSLLC effective October 17, 2001. These issues were resolved under a Settlement Agreement dated October 31, 2001, also referred to as the Settlement Agreement. Under the Settlement Agreement, TSHI paid i) remaining payments due to TSVLP in the amount of $90,000, ii) $60,000 for the remaining 2001 Program and Budget for TSLLC, iii) $19,347 in actual costs of repairs to pad liner at the Project caused by wind damage prior to October 17, 2001, iv) funded in the name of TSLLC $437,900 into the restricted cash bond to secure reclamation of the properties, and TSHI committed up to and funded through an escrow account $250,000 to be used to pay for the costs associated with the Mitigation Work Program, also referred to as the Work Program, within the TSP-1 pit area of the Tonkin Springs project. The Work Program entailed plugging of certain drill holes which were a requirement of certain existing permits issued by regulatory authorities. The Work Program was approved by appropriate governmental agencies and was administered by the engineering firm Steffen Robertson & Kirsten (U.S.), Inc., also referred to as SRK. TSLLC, TSHI and SRK entered into a Technical Services Agreement dated December 18, 2001 to govern the Work Program. In exchange for the above payments and funding commitments by TSHI, the parties have agreed under the Settlement Agreement to release each other from any further obligations under the TSLLC agreements. Activities under the Work Program commenced during the first quarter of 2002 and were completed by June 30, 2002 and the final report was completed July 29, 2002 at an estimated cost of approximately $218,000.

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

On May 30, 2002 the Company and Newmont executed a non-exclusive technology license that allows the Company to use the Newmont commercially proven and proprietary N2TEC Flotation Technology to process sulfide gold mineralization at Tonkin Springs. Terms include an initial license fee of $50,000, which was paid as of November 30, 2002, and ongoing net smelter return production royalty of 2% of net revenues derived from precious metal concentrates produced utilizing the licensed technology.

Loan Settlement Agreement with FABC

Effective February 21, 1992, the Company entered into a Loan Settlement Agreement with its former senior secured lender, French American Banking Corporation (FABC). As partial consideration to FABC under that agreement the Company entered into an agreement between Tonkin Springs Gold Mining Company (TSGMC), a wholly owned subsidiary of the Company, and FABC entitled Agreement To Pay Distributions, which requires TSGMC to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No amounts have been paid FABC to date under this obligation.

Competitive Business Conditions and Gold Price

The exploration for, and the acquisition and development of gold properties are subject to intense competition. Companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than the Company to compete for such mineral properties. Our present limited funding means that our ability to compete for properties to be explored and developed is more limited than in the past. We believe that competition for acquiring mineral prospects will continue to be intense in the future. The market price for gold depends on numerous factors beyond our control, including production or sales by other gold producing nations, sales and leasing of gold reserves by governments and central banks, a low rate of inflation and a strong U.S. dollar, global and regional depression or reduced economic activity, and speculative trading.

Major Customers

During previous years the Company has been dependent upon Project Payments from former partners at Tonkin Springs as its primary source of revenues. Sales of concentrates of mineralized material or of refined gold and silver bullion, if any, derived from future operations are anticipated to be made to unaffiliated companies. We believe that the loss of these customers for concentrates or for refined gold and silver would not affect our business.

Patents, Trademarks, Licenses, Franchises, Concessions

On May 30, 2002 we finalized the non-exclusive license agreement with Newmont for Newmont's commercially proven N2TEC technology to process sulfide gold mineralization at Tonkin Springs (see DESCRIPTION OF BUSINESS-100 Percent Ownership and Control of Tonkin Springs).

We do not own any patents, trademarks, licenses, franchises or concessions, except mining interests granted by governmental authorities and private landowners. No portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Government Regulations

In connection with mining, milling and exploration activities, we are subject to extensive Federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

Prior to the commencement of any mining operations at the Tonkin Springs properties, if any, the Company will have to secure various regulatory permits from federal, state and local agencies. These permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties. Certain existing governmental or regulatory permits will require modification or reissue to reflect any resumed mining activities. The State of Nevada permits that need to be modified to operate Tonkin Springs include the Water Pollution

Control Permit which current permit expires by its term April 15, 2005 (amendment expected to require approximately six months for approval after satisfactory submission), Air Quality Emissions Permit which current permit expires October 23, 2005 (amendment expected to take sixty days from satisfactory submission), Artificial Pond Permits (recently renewed with expiration date of April 30, 2007). The current approved Plan of Operations and Reclamation Plan (which includes the $1.83 million cash bond) is valid until changes in the status of the properties requires modification or until required for update by the regulators to reflect future cost estimate changes. Changes to the Reclamation Permit will be submitted contemporaneously to both the Nevada Division of Environmental Protection (NDEP) and the Bureau of Land Management
(BLM) for their review and approval. Any amendment to the reclamation plan and the associated BLM Plan of Operations are expected to take six to nine months for approval after satisfactory submission. The time frame when the Company would be prepared and able to submit the above noted permitting data with the appropriate governmental authorities for modification to reflect any planned activities is uncertain at this time and is dependent upon the Company's ability to secure additional funding. The Tonkin Springs Property may not move beyond the exploration stage.

A number of bills have been introduced in the U.S. Congress over the past years that would revise in various respects the provisions of the Mining Law of 1872. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

Costs and Effects of Compliance with Environmental Laws

In connection with any mining, milling and exploration activities, we are required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company or TSLLC has obtained, or are in the process of obtaining, environmental permits, licenses or approvals required for potential operations, if any. Management is not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

The Company is responsible for the reclamation obligations related to disturbances at Tonkin Springs. The current estimate of reclamation costs related to the existing disturbances at Tonkin Springs is approximately $1.83 million which estimate has been approved by appropriate governmental agencies. Funding for bonding of reclamation at Tonkin Springs is in the form of cash bonds of $1.83 million. Actual reclamation, generally, will be commenced upon the completion of mining operations in various locations of the Properties and generally thereafter upon the completion of the remaining operations at the Properties. The Mitigation Work Program (as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations) have satisfied certain requirements of the reclamation obligations for the Properties but is not anticipated to result in a significant reduction of the estimated reclamation cost estimate for the entire property.

The Company believes it is in compliance with Federal, state and local requirements regarding reclamation bonding and other guarantees.

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

Employees

At December 31, 2002, we had 5 employees, each of whom were employed on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Tonkin Springs Properties

History

Exploration and other mineral related activities have occurred at the Tonkin Springs property area since the 1950's, when prospecting for mercury and barite was active. Between 1966 and 1980, several companies including Homestake Mining Company and Placer Amex, conducted exploration activities including road building, surface sampling and drilling. Precambrian Exploration, Inc. (PEX) subsequently staked several mining claims and continued drilling and developed a mineral resource. In 1985 the Company joint-ventured the property with PEX and later bought their interest in the project. Between 1985 and 1988 the Company built and operated an oxide heap leach operation. In 1988 it began developing the sulfide resource and built a mill to process that ore using bio-oxidation followed by standard cyanidation to recover the gold. In late 1989, the Company substantially completed construction of a 1,500 ton-per-day milling facility at the Tonkin Springs property designed to process sulfide gold mineralization through the use of bacteria to oxidize the sulfide mineralization prior to extraction of the gold through the conventional milling process utilizing cyanidation to dissolve the gold and activated carbon to capture the gold through adsorption. The construction cost of the mill was approximately $31 million. The Company operated the integrated mill facility in a start-up mode commencing in March 1990. However, the mill facility did not reach commercial operation by June 1990, and because of severe liquidity problems we put the operation on stand-by status beginning in June 1990. Since 1990 we have had various joint venture and similar partners at the Tonkin Springs Project.

The Tonkin Springs property area has been drilled with approximately 2,800 holes averaging about 200 feet in depth. Drilling has included reverse circulation
(RC), down-the-hole hammer, core and air-track drilling. The Company did the great majority of drilling between 1984-1990 but joint-venture partners Homestake Mining also drilled 86 RC and core holes (79,288 feet) between 1991-1992 and TSHI drilled 107 RC holes (63,575 feet) from 1999-2001. Based on the drilling to date as well as other information the Tonkin Springs property has an estimate of mineralized material of 30.7 million tons with an average grade of 0.045 ounces gold per ton.

General

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

Tonkin Springs is an open-pit gold mining and processing project consisting of unpatented mining claims, an integrated milling facility, and support facilities on approximately 23,640 acres of Federal land located along the Battle Mountain
- Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada. Part of the mineralized material at the Project is contained in sulfides and will require concentration and/or pre-treatment prior to final processing. An important part of the mineralized material at the Project is in oxide form and is amenable to conventional extraction methods.

The Company has held an interest in Tonkin Springs since 1984 and produced approximately 26,000 ounces gold from an oxide ore heap leach operation from 1985 to 1988 prior to construction of the mill facilities to process sulfide mineralization.

Recent Activities at Tonkin Springs

During 2002, TSLLC was involved with the analysis of data and evaluation of the potential of commencing gold production operations at the Tonkin Springs project. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

Continuing a program first begun by the Company in 1998, the Company was satisfied with results of test work on Tonkin Springs sulfide gold mineralization using Newmont's proprietary and commercially proven N2TEC Flotation Technology. This process deals with the concentration of sulfide gold mineralization which can make transportation and/or further processing more efficient. Test work performed by Newmont on samples of Tonkin Springs sulfide mineralization involved grinding the ore followed by flotation using the N2TEC Flotation Technology process to concentrate the gold bearing sulfides. While the test work was limited in sample size and scope, the tests did indicate that the sulfide ores from Tonkin Springs are amenable to Newmont's flotation technology with total gold recovery from the combined concentrates as well as through conventional processing of the oxide portion of the mineralization of 88 to 91 percent. Test work using the N2TEC Flotation Technology has been successful in demonstrating its ability to concentrate sulfide gold mineralization from Tonkin Springs. The Company is considering using this technology to make flotation concentrates, which concentrates could then be sold for final processing. On May 30, 2002 the Company and Newmont executed a non-exclusive technology license that allows the Company to use the Newmont commercially proven technology to process sulfide gold mineralization at Tonkin Springs (See DESCRIPTION OF BUSINESS-100 Percent Ownership and Control of Tonkin Springs Project). The license includes a net smelter return production royalty of 2% of net revenues derived from precious metal concentrates produced utilizing the Newmont technology. The company considers this an important step towards evaluating the possibility of gold production at Tonkin Springs. The sulfide gold mineralization using the N2TEC Flotation Technology could then be placed into production at an estimated annual rate yet to be determined. An initial 5-year production program is contemplated but could increase with additional successful drilling.

The Company intends to and will be required to issue equity in public or private transactions and/or to sell a portion or all of its assets or to incur debt to raise additional working capital or enter into joint venture arrangements to fund future operations and corporate overhead expense. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

Access to Tonkin Springs is provided by a county maintained road. Electrical power is provided through a substation located near the mill and operated by Sierra Pacific Power Company. Water is available through production wells which have been established on or adjacent to the site. The project also contains an assay laboratory and metallurgical pilot plant testing lab. In addition to the heavy equipment shop for repair and maintenance of mining equipment, a repair shop and warehouse building is situated adjacent to the mill building. The site also contains facilities to store and distribute propane, diesel fuel and gasoline. An administrative building is available for office management and administrative personnel. Potable water will be brought in from outside the project.

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

The oldest sedimentary rocks identified at Tonkin Springs are the Ordovician Vinini siliclastic, carbonate and greenstone lithologies. The Vinini is well exposed and makes up most of the central core of the property. It has been divided into three distinct units: the Telephone Member, the Rooster Member and the Coils Member. The Telephone Member is the lowest member and is comprised of thin to medium-bedded, gray, blocky, sandy to silty carbonates, calcareous carbon shales, micrites, and thin-bedded limestone in the upper part. All gold mineralization developed to date at Tonkin Springs is in the Vinini Formation or intrusives in contact with the Vinini and is within or adjacent to low-angle and high-angle structures.

The Devonian Devils Gate and Denay Formation carbonates units are integrated into the Vinini package and may have been back-thrusted into this position throughout the central core of the claim area. These same units are also exposed on the western side of the property.

Permian Garden Valley Formation clastic sediments and Cretaceous Newark Canyon Formation clastic sediments flank the area in isolated exposures to the north, east and west. Lithologies vary from coarse chert pebble conglomerates, fine-grained limestone to immature coarse clastic limestone. Both of these units have been juxtaposed against and on top of the Vinini via high angle and thrust faults.

Tertiary rhyolite, rhyodacite and andesite volcanic units flank the project area to the east, west and north and occur within the interior on the southern end of the property.

The dominant structures mapped at Tonkin are high angle faults and open folds that trend northwest, north and northeast. The fault dips are primarily steeply to the east. Southeast low angle shearing is evident in pit wall exposures.

Mineralization identified to date occurs in clusters located along a northwest trend. There is a strong east-northeast component to each of these clusters which possibly represents an east-northeast fold axis created by strike slip faulting along master faults on the eastern and western edges of the range. The increased ground preparation due to folding and the intersection with northwest shearing and thrust faulting appears to be the locus of mineralization. In some instances mineralization is also spatially associated with igneous dikes and sills.

Claims

As of December 31, 2002, the Tonkin Springs project consists of a total of 1,215 unpatented mining and mill site claims encompassing approximately 37 square miles. Of that amount, an aggregate of 370 of the unpatented mining claims covered by the Project are leased from unaffiliated third parties pursuant to two mining leases. One lease covering 269 claims, has an initial term which expires December 31, 2006 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. Each lease contains certain conditions and other requirements for annual payments, as well as expenditures or work to be performed in order to retain the leased claims.

One lease requires an annual advance royalty in the amount of $150,000, or the value of 450 ounces of gold, whichever is greater, payable each January. The lease also requires production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid which had a balance at March 27, 2003 of approximately $2.6 million. TSLLC is required to perform an annual work commitment and the lease includes a defined area of interest extending from the boundaries of certain claims. Certain claims are also subject to a 1% net smelter return royalty (defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions) payable to Precambrian Exploration, Inc. after $15 million in gross revenues are realized from the claims.

In 1994, 215 claims covering approximately 4,400 acres adjacent to the Tonkin Springs project were acquired from an unaffiliated third party. The claims are subject to a 1% of net smelter returns royalty for gold when the indexed price of gold is $350 per ounce or more, and a 1% of net smelter returns royalty for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices.

An aggregate of 913 of the unpatented mining claims covered by the Project, as well as 33 mill sites claims, are owned by TSLLC. A total of 317 of these claims are subject to a 2% of net smelter returns royalty, which becomes payable to Precambrian Exploration, Inc. after $50 million in gross revenues is realized from the claims. Precambrian Exploration, Inc. is an unaffiliated third party and predecessor in interest to the claims. Precambrian may elect to receive its royalty in the form of gold and silver upon proper notice to TSLLC.

Of the total 1,215 mining claims encompassing the Tonkin Springs project, 698 are not subject to any royalties.

ITEM 3.  LEGAL PROCEEDINGS.

On December 19, 2002, the Company received notice that HW Process Technologies Inc. (HWPT) had filed a Statement of Mechanic's or Materialman's Lien in Eureka County, Nevada, concerning alleged amounts due and unpaid by the Company to HWPT of approximately $85,000. The Company intends to resolve this matter directly with HWPT.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol USGL. The tables below set forth the high and low sales prices for our common stock as reflected on the OTC Bulletin Board, for the fiscal years ended December 31, 2002 and 2001. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected. Effective February 28, 2003 the shares if the Company began trading on the Berlin, Germany Stock Exchange under symbol US 8.

Fiscal Year Ended
December 31, 2002            High           Low
First Quarter                $.41          $.33
Second Quarter               $.71          $.39
Third Quarter                $.53          $.32
Fourth Quarter               $.55          $.27

Fiscal Year Ended
December 31, 2001            High           Low
First Quarter                $.48          $.13
Second Quarter               $.47          $.31
Third Quarter                $.47          $.38
Fourth Quarter               $.46          $.39

As of March 27, 2003 there were approximately 7,300 record holders for our common stock.

No dividends have ever been paid with respect to our common stock and we do not anticipate the payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Tonkin Springs is the only direct property interest of the Company and is reflected by 100 percent ownership of TSLLC, a Delaware limited liability company, by subsidiaries of the Company. The Company has consolidated TSLLC in its consolidated financial statements and is responsible for providing funding for TSLLC.

As discussed further below, during the year ended December 31, 2002, the Company raised $816,154 through the sale of restricted common stock in private sale transactions and as of December 31, 2002 the Company had a negative working capital balance of $(429,677). The Company will be required to raise significant amounts of additional funding in order to be able to meet its obligations, protect its assets, and carryout its business plan. During January 2003, the Company raised an additional $450,000 in proceeds from the sale of restricted common stock in a private sale transaction which proceeds are estimated to be sufficient to sustain the Company until approximately April 2003. The Company has no further available authorized but unissued shares to sell in order to raise additional working capital. The Company has suffered recurring losses from operations and has no current source of operating revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

During 2002 the Company began an evaluation of the potential of commencing gold production operations at the Tonkin Springs project which would involve utilizing the known mineralized material and existing facilities to the extent possible. This process includes evaluation of the financial aspects, operational issues and the processes necessary in order to recommence production and the identification, engineering and estimation of the additional capital investment required and evaluation of the time required to seek amendments of or new regulatory permits and authorities to allow such resumption of operations, if any. In October 2002 the Company received a project evaluation report on Tonkin Springs prepared by a engineering firm commissioned to develop independent estimates of development costs as well as operating costs under certain assumptions provided by the Company of tons and grade of assumed mill feed. The Company cautions that mineralized material or deposit is a mineralized body which has been delineated by appropriate drilling and/or underground sampling to support knowledge of a sufficient tonnage and average grade of metal(s), but is not a reserve.

The Company is pursuing additional financing for its operations which could include the sale of a portion of its assets including sale of a royalty interest at Tonkin Springs, borrowing with secured or unsecured debt, or joint venture participation at its Tonkin Springs project. The Company may also consider a merger transaction with or into another company which merger would normally require approval by shareholders of the Company. As noted above, the Company has no available shares of common stock to meet future financing needs. The Company is considering requesting its shareholders to approve an increase to the authorized capital of the Company. It takes the affirmative vote of two-thirds of the outstanding shares to approve an increase to the authorized number of shares of the Company and the approval of this number of outstanding shares may be difficult to obtain. Other than the sale of common stock in January 2003 which raised $450,000 the Company does not presently have any of the additional required funding secured.

It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company. The Company is also unable to predict the time frame when addition funding, from any source, may be secured, if at all. If the Company is unable to secure additional funding it may be unable to protect its assets and meet its financial obligations.

Interest in TSLLC

As noted above, effective October 17, 2001, the Company assumed 100% ownership in TSLLC upon the withdrawal by TSHI, and since that date the Company is responsible for all funding required for the Tonkin Springs properties. For year 2002, the holding costs associated with the TSLLC were $956,356 including $289,000 in allocated staff costs. For the year ended December 31, 2001 TSHI spent $641,218 in holding costs alone for the Tonkin Springs project. During the period of its involvement with TSLLC, TSHI also paid the Company an aggregate $1,720,000 in Project Payments as partial consideration for the terms and conditions of the TSLLC agreements of which $540,000 were recorded as revenue in year 2001.

Activities at Tonkin Springs Properties

During 2002, TSLLC was involved with the analysis of data and evaluation of the potential of commencing gold production operations at the Tonkin Springs project which could incorporate utilizing the known mineralized material and existing facilities to the extent possible, and obtaining an engineering project evaluation report providing independent estimates of development and operating costs, as noted further above. Effective May 31, 2002 the Company and Newmont entered into a non-exclusive technology license agreement under which the Company has the right to use Newmont's N2TEC technology at Tonkin Springs in return for a 2 percent net smelter return royalty on production using the technology and certain annual payments. The Company believes that the use of N2TEC technology at Tonkin Springs could enhance the economic potential of the project. The Company cautions that the exploration drilling done to date at Tonkin Springs is not a reserve until a comprehensive evaluation based upon unit cost, tonnage, grade, price, recoveries and other factors conclude legal and economic feasibility.

Liquidity and Financial Condition

At December 31, 2002, the Company had negative working capital of $(429,677) made up of current assets of $4,437 and current liabilities of $434,114 including related party liabilities of $241,396. During January 2003, the Company raised an additional $450,000 in proceeds from the sale of its remaining available common stock. This funding is anticipated to be sufficient to only sustain the Company until approximately April 2003. The Company is also owed $330,000 from an affiliate, GRC, related to performance by the Company under the 2002 management agreement, collection of which is uncertain at this time and therefore this item is not reflected as a asset on the balance sheet of the Company at December 31, 2002. It is presently uncertain if and when GRC will be able to pay this amount to the Company. Revenue related to this item will be recognized when realized by the Company. The Company has no other anticipated source of revenues for 2003. As noted above, the Company will require additional funding or to enter into other business arrangements to carry out its business plan and attain profitable operations. However, it is presently uncertain if any such financing in adequate amounts will be available to the Company, or will be available on terms acceptable to the Company.

The minimum funding requirements to maintain the Tonkin Springs properties on a care and maintenance basis during 2003 (which entails regular inspection of the physical and plant assets and activities, as necessary, to maintain and protect the mechanical integrity of such assets while in a state of non-operation) is approximately $500,000 per year and includes annual lease payments of $156,428 (which was paid in January 2003), mineral claim fees to the BLM and county governments of approximately $130,000, miscellaneous periodic permit fees of approximately $25,000, county property tax of approximately $25,000 as well as the costs of two site employees and other property related costs of approximately $156,000. In addition, a mineral lease requires annual work commitment expenditures which for 2003 are approximately $273,000 and which are assumed to be satisfied with property development expenditures if such efforts move forward. The annual cost of corporate overhead for the Company is approximately $500,000, a portion of which is allocated to the Tonkin Springs holding costs within the statement of operations.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses for the years ended December 31, 2002 and 2001 of $(1,375,459) and $(136,450), respectively.
These factors raise substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operations was $(834,911) for the year ended December 31, 2002 as compared to $26,139 in net cash provided from operations for the corresponding period of 2001, reflecting receipt of $495,000 in Project Payments from TSHI in year 2001 as compared to none for 2002, as well as $79,347 in payments from TSHI during 2001 related to project holding costs upon their withdrawal from TSLLC. For 2002 the Company was responsible for all funding for TSLLC while during 2001 TSHI funded these costs. Interest received decreased from $38,277 in 2001 to $11,110 in 2002 reflecting reduced interest received related to restrictive cash deposits that were not interest bearing for 2002. Cash paid to suppliers and employees increased from $583,861 during 2001 to $871,869 during the 2002 period reflecting the assumption of responsibility for TSLLC holding costs in 2002. Payments related to TSLLC included annual lease payments of $170,000 and annual claim and permitting fees of $161,786.

Cash flows from investing activities decreased from $3,500 for 2001 to $(35,962) in 2002 reflecting an increase in restrictive time deposits for reclamation bonding of $10,223, a $40,000 payment for a technology license during 2002 compared to $10,000 paid in 2001, and the proceeds from the sale of assets of $15,498 during 2002 compared to $13,500 in 2001, as well as $1,237 in capital expenditures in 2002 with none during 2001. Cash flow from financing activities increased from $(11,795) in 2001 to $803,221 reflecting $816,154 net proceeds from the sale of restricted common stock and warrants and a small increase in principal payments on installment purchase contracts.

Results of Operations
2002 Compared to 2001

For 2002, the Company recorded a net loss of $(1,375,459) or $(.09) per share, compared to a loss for 2001 of $(136,450) or $(.01) per share. For 2001 the Company recorded $540,000 in Project Payments from TSHI which payments terminated effective upon the withdrawal of TSHI from TSLLC. Under a management contract with GRC for 2002 the Company received revenues of $30,000 which were paid in cash. The remainder due the Company under the 2002 management contract with GRC, $330,000, has not been recognized as a receivable or as revenue until and unless realization is assured. In 2001 the Company received 666,664 shares in GRC under the prior years management contract with GRC. Since the shares of GRC are not publicly traded they have been assessed by the Company to have no determinable market value and the GRC shares earned by the Company under the management contracts have therefore been recorded at zero basis. General and administrative expense decreased $165,871 in 2002 to $330,202 primarily reflecting increases in allocation of staff and overhead costs to TSLLC of $289,000 in 2002 compared to none for 2001 while TSHI was funding TSLLC, offset in part by approximately $108,600 increased salary and benefit expense for employees (all of which was deferred). In addition, cost of services allocated to the GRC management contracts, classified to reflect the business activities of GRC as Exploration expense, decreased to $129,441 in 2002 from $185,933 in 2001.

For 2002, holding and other costs for TSLLC totaled approximately $956,356 which includes $170,000 related to advance minimum royalty payment for a mineral property lease, $157,800 in annual claim fees and various permit expenses paid to regulatory agencies, $158,875 in project evaluation costs and $289,000 in allocated overhead expense primarily reflecting corporate staff costs, while for the corresponding period of 2001 Tonkin Springs project holding costs were funded by TSHI.

The 1,280,000 shares of common stock of GRC owned by the Company represent approximately 28% of GRC outstanding shares as of December 31, 2002. GRC's unaudited operating loss for the years ended December 31, 2002 and 2001 is approximately $(778,646) and $(346,498), respectively, of which the Company's share would be approximately $(218,021) and $(118,200), respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.


ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Auditors

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001

Consolidated Balance Sheet at December 31, 2002

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
U.S. Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP
March 18, 2003
Denver, Colorado

                              U.S. GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                                      2002              2001
                                                      ----              ----
OTHER REVENUE:
 Management contract fees from
  Gold Resource Corporation (GRC)
   (Note 4)                                       $    30,000       $      --
 Project payments-Tonkin Springs                         --             540,000
 Interest income                                       10,276             9,392
 Gain on sale of assets                                15,498            10,583
      Total other revenue                              55,774           559,975

COSTS AND EXPENSES:
 General and administrative                           330,202           496,073
 Holding costs of Tonkin
  Springs property                                    956,356              --
 Exploration expense (costs
   of services provided to
   GRC under management
   contracts) (Note 4)                                129,441           185,933
 Interest                                               4,152             2,624
 Depreciation                                          11,082            11,795
       Total costs and expenses                     1,431,233           696,425

Net (loss)                                        $(1,375,459)      $  (136,450)

Basic and diluted per share data:
 Basic                                            $     (0.09)      $     (0.01)
 Diluted                                          $     (0.09)      $     (0.01)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS

Current assets:
  Cash and cash equivalents                                        $      4,437

Property and equipment, net (Note 6)                                     15,281

Investment in affiliate-GRC (Note 4)                                       --

Restrictive time deposits for
 reclamation bonding                                                  1,842,361

Other assets:
  Inactive milling equipment                                          1,549,897
  Technology license and other assets                                    61,557
    Total other assets                                                1,611,454
  TOTAL ASSETS                                                     $  3,473,533

LIABILITIES, RESERVE & SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and
  accrued liabilities                                              $    184,445
 Accrued salary and directors
  fees, related parties                                                 241,396
 Installment purchase contracts (Note 12)                                 8,273
    Total current liabilities                                           434,114

Related party payables,
 Long-term (Note 14)                                                    544,760
Reserve for reclamation (Note 3)                                      1,825,977
    Total liabilities and reserve                                     2,804,851

Commitments and contingencies
 (Notes 5, 11 and 12)

Shareholders' equity (Note 9):
 Common stock, $.10 par value, 18,000,000
  shares authorized; 16,453,533 shares
  issued and outstanding                                              1,645,353
 Additional paid-in capital                                          32,548,743
 Accumulated (deficit)                                              (33,525,414)
    Total shareholders' equity                                          668,682

TOTAL LIABILITIES, RESERVE &
 SHAREHOLDERS' EQUITY                                              $  3,473,533


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    U.S. GOLD CORPORATION
                            CONSOLIDATED STATEMENT OF CHANGES IN
                                    SHAREHOLDERS' EQUITY
                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                       Stock         Additional
                        Common          Par           Paid-in        Accumulated
                        Shares         Value          Capital         (Deficit)         Total
                        ------         -----          -------         ---------         -----
Balance,
January 1, 2001       13,973,520    $  1,397,352    $ 31,972,199    $(32,013,505)   $  1,356,046


Exercise of
Stock options
(Note 9)                  53,125           5,312           3,188            --             8,500

Treasury shares
Cancelled                   (255)            (25)            (84)           --              (109)

Net (loss)                  --              --              --          (136,450)       (136,450)

Balance,
December 31, 2001     14,026,390    $  1,402,639    $ 31,975,303    $(32,149,955)   $  1,227,987

Sale of shares
and warrants
for cash at
$.35/share, net
of issuance cost
(Note 9)                 857,143          85,714         178,285            --           263,999

Sale of shares
for cash at
$.40/share, net
of issuance cost
(Note 9)               1,570,000         157,000         395,155            --           552,155

Net (loss)                  --              --              --        (1,375,459)     (1,375,459)

Balance,
December 31, 2002     16,453,533    $  1,645,353    $ 32,548,743    $(33,525,414)   $    668,682


                    The accompanying notes are an integral part of these
                             consolidated financial statements.


                              U.S. GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         2002           2001
                                                         ----           ----
Cash flows from operating activities:

 Cash received under management
  contract (Note 4)                                  $    30,000    $      --
 Cash received from project
  Distributions                                             --          495,000
 Cash received from TSHI upon
  TSLLC withdrawal                                          --           79,347
 Cash paid to suppliers
  and employees                                         (871,869)      (583,861)
 Interest received                                        11,110         38,277
 Interest paid                                            (4,152)        (2,624)
 Income taxes paid                                          --             --
  Cash provided by (used in)
  operating activities                                  (834,911)        26,139

Cash flows from investing activities:
 Increase in restrictive time
  deposits for reclamation bond                          (10,223)          --
 Payment on technology license                           (40,000)       (10,000)
 Capital expenditures                                     (1,237)          --
 Sale of assets                                           15,498         13,500
   Cash provided by (used in)
   investing activities                                  (35,962)         3,500

Cash flows from financing activities:
  Sale of common stock & warrants
   for cash, net of issuance cost
   (Note 9)                                              816,154           --
  Borrowing from related parties
   (Note 4)                                              (30,000)          --
  Repayment of borrowing from
   related parties (Note 4)                               30,000           --
  Payments on installment
   purchase contracts                                    (12,933)       (11,795)
    Cash provided by (used in)
    financing activities                                 803,221        (11,795)

Increase (decrease) in cash
 and cash equivalents                                    (67,652)        17,844
Cash and cash equivalents,
 beginning of year                                        72,089         54,245
Cash and cash equivalents,
 end of year                                         $     4,437    $    72,089

Reconciliation of net (loss) to cash provided by (used in) operating activities:

  Net (loss)                                         $(1,375,459)   $  (136,450)
  Items not requiring cash:
   Depreciation                                           11,082         18,275
   (Increase) decrease in other
    assets related to operations                         (18,886)         3,038
   Increase in liabilities and
    deferred revenue related
    to operations                                        548,352        141,276
Cash provided by (used in)
 operating activities                                $  (834,911)   $    26,139


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

1.   Summary of Significant Accounting Policies

Basis of Presentation: U.S. Gold Corporation (the Company) was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

Reclassifications

Certain adjustments have been made in the financial statements for the year ended December 31, 2001 to conform to accounting and financial statement presentation for the year ended December 31, 2002.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The financial statements of Tonkin Springs LLC (TSLLC) have been consolidated effective October 17, 2001.

Statements of Cash Flows: The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Equity Method Investments: Investment in common stock of GRC, an affiliate of the Company, earned under a management contract are recorded under the equity method of accounting. The shares of GRC earned under the contract have been assessed by the Company to be of undeterminable market value and have therefore been recorded at zero basis. See Footnote 4 for additional information.

Prior to the withdrawal effective October 17, 2001 of Tonkin Springs Holding Inc. (TSHI) from the Tonkin Springs LLC (TSLLC), the Company accounted for its 40% investment in TSLLC by the equity method of accounting. However, since TSHI was responsible for 100% of the funding required for TSLLC and since the Company did not have the contractual right to the economic benefits of such losses, the Company did not record its pro-rata share of TSLLC losses in its statement of operations. See Footnote 3 for additional information.

Property and Equipment: Office furniture, equipment and vehicles are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

Inactive Milling Equipment: Inactive equipment, which is located at Tonkin Springs, Nevada, is carried at adjusted cost not in excess of its estimated net realizable value. This milling equipment has utility elsewhere and can be transported off the property.

Exploration and Development Costs: Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Depreciation: Depreciation of office furniture, equipment and vehicles is computed using straight-line methods. Office furniture, equipment and vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.

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

Stock Option Plans: The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Revenue Recognition: Project payments are recognized as revenue as earned. Gains on the sale of mineral interests, if any, includes the excess of the net proceeds from sales over the Company's net book value in that property. Management contract fees are recognized as revenue as received.

Per Share Amounts: SFAS 128, Earnings Per Share, provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (15,334,157 for 2002 and 14,011,400 for 2001). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2002 and 2001, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Income Taxes: The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Business Risks: The Company continually reviews the mining risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company's operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company's business is subject to extensive license, permits, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

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

Fair Value of Financial Instruments: SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, restricted time deposits, accounts payable and accrued liabilities, and installment purchase contracts. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. Among other things, this statement rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. In November 2001, the EITF of the FASB issued EITF 01-9 Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products). EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, Business Combinations, which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

2.  Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses for the years ended December 31, 2002 and 2001 of $1,375,459 and $136,450, respectively. The Company has no current source of operating revenue and has remained operational during 2002 through the sale of equity. The Company's ability to continue as a going concern is contingent upon its ability to sell assets, secure financing, increase ownership equity and attain profitable operations.

The Company is pursuing financing for its operations which could include issuance of equity of the Company in public or private transactions, the sale of a portion of its assets which could include sale of a royalty interest at Tonkin Springs, and borrowing with secured, unsecured or convertible debt. The Company may also consider third party joint venture participation at its Tonkin Springs project or a corporate transaction with another company such as a merger. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company.

3.   Tonkin Springs Project

The Company owns 100 percent of the Tonkin Springs LLC, a Delaware limited liability company (TSLLC) which in turn owns the Tonkin Springs gold mine property located in Eureka County, Nevada. The 100 percent ownership in TSLLC was achieved effective October 17, 2001 upon the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc. (TSHI).

Had TSHI not withdrawn from TSLLC by November 30, 2001, TSHI would have been obligated to fund the entire budget of TSLLC for the calendar year 2002 which, at a minimum, would have involved approximately $600,000 in property holding costs. While the Company did not pay any consideration to TSHI to facilitate their withdrawal from TSLLC and to relinquish their 60% interest therein to the Company, TSHI did eliminate significant financial obligations it would have had to TSLLC if it did not withdraw. After TSHI's withdrawal effective October 17, 2001, the Company assumed management responsibilities and funding obligations for TSLLC, and commenced full consolidation of TSLLC in its consolidated financial statements.

The Company is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. The Company plans to and will be required to arrange additional funding through the sale of equity, assets or incurring debt in order to carryout its business objectives.

The TSLLC agreements provided for withdrawal of a member. However, TSVLP and TSHI had certain disputes regarding the obligations and responsibilities of TSHI in connection with and following TSHI's withdrawal from TSLLC, which disputes were resolved under a Settlement Agreement dated October 31, 2001. During 2001 TSHI paid TSVLP $540,000 as partial consideration for the terms and conditions of the TSLLC.

The current estimate of reclamation costs of disturbances of the Properties is approximately $1.83 million, which has been filed with and approved by appropriate governmental agencies. Bonding of reclamation is in place in the form of cash bonds posted in the amount of $1.83 million fully secured by a restricted cash deposits. Actual reclamation, generally, will be commenced upon the completion of operations at the Properties.

On December 19, 2002, the Company received notice from HW Process Technologies Inc. (HWPT) indicating that HWPT had filed a Statement of Mechanic's or Materialman's Lien in Eureka County, Nevada on December 12, 2002, concerning alleged amounts due and unpaid by the Company to HWPT of approximately $85,000. The Company is in the process to resolve this matter directly with HWPT. This amount is included in accounts payable and accrued liabilities at December 31, 2002.

4.   Gold Resource Corporation

The Company owns approximately 28% of GRC's outstanding common stock as of December 31, 2002. William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, have approximately 35% aggregate direct and beneficial ownership of GRC as of December 31, 2002. William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. Through its stock ownership in GRC, the Company has the opportunity to benefit from GRC's activities in Mexico with no additional funding, other that that related to the existing levels of corporate overhead expenditures.

The Company earned it's shares of GRC stock through a management contract under which the Company provided general management of GRC business activities through December 31, 2001. Effective January 1, 2002, the Company and GRC entered into a second management contract which expired by its term December 31, 2002. Under that contract the Company was to be paid $30,000 per month to provide similar general management of GRC. GRC paid only $30,000 to the Company and has been unable to make the other required payments. The balance due the Company of $330,000 has not been recognized as a receivable or as revenue, and will not be until and unless realization is assured. It is uncertain if GRC will be able to raise sufficient funding to pay the remaining management fee. GRC is responsible for its own funding and intends to and has been raising funds through the sale of GRC stock. The Company and GRC have not entered into a new management contract for 2003.

During 2002, the Company made a non-interest bearing and unsecured loan to GRC of $30,000 to enable GRC to make critical property payments related to a mineral property. As of December 31, 2002 this loan had been repaid. Subsequent to December 31, 2002, the Company has no on-going funding or other obligations to GRC. However, the Company in January and February of 2003 advanced $20,000 and $10,000, respectively, to GRC.

The Company was party to a GRC stock subscription agreement with Rand Merchant Bank (RMB) dated May 6, 2002. That agreement obligates the Company and the founders of GRC, under certain circumstances, to sell some or all of their shares of GRC to a third party on a proportionate basis with all GRC shares owned by RMB, and gives RMB the contingent right to seek and negotiate such sale for up to 51% of the then outstanding shares of GRC (the Bring Along Obligation). The Bring Along Obligation can only be triggered by RMB if GRC has not raised certain defined additional equity funding in the amount of $350,000 by May 6, 2003. As of the date of the audit report GRC has raised approximately $65,000 towards this funding target.

Following are the financial statements for GRC as of and for the year ended December 31, 2002:

                            Gold Resource Corporation
                      Consolidated Statement of Operations
                      For the year ended December 31, 2002
                                   (Unaudited)

Revenues                                                              $    --

Costs and Expenses:
 Cost of services provided
  under Management Contract
  with U.S. Gold                                                        360,000
 General and administrative                                               4,564
 Property acquisition related cost                                      130,562
 Property exploration and evaluation                                    293,763
  Total Expenses                                                        788,889
Other income:- interest income                                              243
   Net(Loss)                                                          $(788,646)

                            Gold Resource Corporation
                           Consolidated Balance Sheet
                                December 31, 2002
                                   (Unaudited)
ASSETS
 Current assets-cash and
  cash equivalents                                                  $     4,451
 Other non-current assets                                                 2,101
    Total Assets                                                    $     6,552

LIABILITIES & SHAREHOLDERS' (DEFICIT)
 Current liabilities:
  Accounts payable and
   accrued liabilities                                              $    45,781
  Management contract fees
   payable to U.S. Gold                                                 330,000
    Total current liabilities                                           375,781

 Shareholders' (deficit):
  Common stock, $.001 par value,
   20,000,000 shares authorized;
   4,561,676 shares issued and
   outstanding                                                            4,562
  Additional paid-in capital                                            967,202
  Accumulated (deficit)                                              (1,340,993)
   Total shareholders' (deficit)                                       (369,229)
    Total Liabilities and
     Shareholders' (Deficit)                                        $     6,552

The shares of GRC are not publicly traded. The GRC shares have been assessed by the Company to have indeterminable market value and the shares have therefore been recorded at zero value. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for year 2002 and 2001 is $(778,646) and $(346,498), respectively, of which the Company's share would be approximately $(218,021) and $(118,200), respectively. The overhead expense of the Company allocated to the management contract for year 2002 and 2001 totals $129,441 and $185,933, respectively, representing allocation of staff time.

5.   Loan Settlement Agreement with FABC

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

6.   Property and Equipment

At December 31, 2002, property and equipment consisted of the following:

     Office furniture and equipment             $  42,589
     Trucks and autos                              78,137
     Other equipment                               19,451
      Subtotal                                    140,177
     Less: accumulated depreciation              (124,896)
      Total                                     $  15,281


7.   Technology License

Effective May 31, 2002 the Company entered into a Technology License Agreement with Newmont Mining Corporation (Newmont) covering the use of Newmont's proprietary N2TEC Flotation Technology at the Tonkin Springs property. Terms of the agreement with Newmont include an initial fee of $50,000, minimum annual royalties of $10,000, and ongoing net smelter return production royalty of 2% of precious metals processed utilizing the Newmont technology. The license agreement has no stated expiration date. The initial fee of $50,000 has been capitalized and is included in Technology License and other assets.

8.   Income Taxes

In various transactions entered into February 21, 1992, the Company had an ownership change, as that term is defined under Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the date of the ownership change. At December 31 2002, the Company estimates that tax loss carry forwards to be $5,100,000 expiring through 2022. Included in this amount is a capital loss carryforward of approximately $558,000 expiring in 2004.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 are presented below:

     Deferred tax assets:
      Alternative minimum tax
       credit carryfoward                             $    11,200
      Reclamation obligation                              140,800
      Net operating (loss) carryforward                 1,133,600
      Capital (loss) carryforward                         268,400
        Total gross deferred tax assets                 1,554,000
      Less valuation allowance                         (1,299,400)
       Net deferred tax assets                            254,600
     Deferred tax liabilities:
      Basis in TSVLP                                     (254,600)
     Total net deferred tax asset                     $      --


The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance is approximately $206,200.

A reconciliation of the tax provision for 2002 and 2001 at statutory rates is comprised of the following components:

                                           2002             2001
                                           ----             ----
     Statutory rate tax
      provision on book loss            $(303,000)         (30,000)
     Book to tax adjustments:
      Valuation allowance                 303,000           30,000
     Tax provision                      $    --          $    --


9.   Shareholders' Equity

Sale of Common Stock

Effective May 30, 2002 the Company entered into a subscription agreement (Initial Private Placement) with Excalibur Limited Partnership (Excalibur), an Ontario, Canada limited partnership, for the sale of 857,143 restricted common shares and warrants for $300,000. The net proceeds of $263,999, after payment of commission and legal and accounting costs of $36,001. The Company was willing to sell the stock at a price per share lower than the quoted market price and to include warrants to purchase 428,572 shares of common stock at $0.53 per share through May 30, 2004. No value was assigned to the warrants.

During May and June 2002, the Company entered into various subscription agreements (Second Private Placement) with sophisticated private investors for the sale of 1,500,000 shares of restricted common stock at $.40/share for an aggregate of $600,000, with net proceeds of $552,155.

The Company is obligated to file a registration statement with the Securities and Exchange Commission for shares subject to the Initial Private Placement and the Second Private Placement and to maintain the effectiveness of such registration statement for the lesser of 2 years or when such registration is no longer required. The Excalibur agreement required that the Company file within 30 days and to have effective a registration statement for the Excalibur purchased shares within 90 days or pay a penalty to Excalibur in the amount of 1% per month. While the Company has filed a registration statement with the Securities and Exchange Commission it has not been declared effective. Therefore, as of December 31, 2002, the Company has accrued $13,500 for this obligation.

In December 2002, the Company entered into a subscription agreement with Resource Investment Trust, plc (RIT), a investment fund located in London, England, for the sale of 70,000 shares of restricted common stock at $.40/share for proceeds of $28,000.

During January 2003, the Company entered into a second a subscription agreement with RIT for the sale of 1,000,000 shares of restricted common stock at $.45/share for gross proceeds of $450,000. These subscription agreements with RIT were not arranged by IBK. RIT is the Company's largest shareholder, owning approximately 19.6% of the outstanding shares as of December 31, 2002.

Stock Options

Stock options have been granted to key employees, directors and others under the Non-Qualified Amended and Restated Stock Option and Stock Grant Plan (the Plan). Options to purchase shares under the Plan were granted at market value as of the date of the grant. The total number of shares under the Plan is 2,500,000.

                         2002                2001
                       Weighted            Weighted
                       Average             Average
                  Range of  Exercise  Range of  Exercise
                  Shares     Prices    Shares    Prices
                  ------     ------    ------    ------
Outstanding,
beginning
of year          2,048,295    $.16    2,101,420    $.16

Granted                  -       -            -       -
Exercised                -       -      (53,125)   $.16
Canceled                 -       -            -       -
Expired                  -       -            -       -
Outstanding,
end of year      2,048,295    $.16    2,048,295    $.16

Options
Conditionally
agreed not to
be exercised      (930,400)   $.16            -       -

Options
exercisable,
end of year      1,117,895    $.16    2,048,295    $.16

Weighted average
fair value of
option granted
during year      $    --             $     --


Effective December 6, 2002, the Company entered into agreements with its executive officers and director whereby those persons agreed not to exercise stock options for 930,400 shares so as to make shares available for sale by Company during 2002.

Effective January 16, 2003, these agreements were amended to increase the number of shares covered by 1,000,000 shares for an aggregate total of 1,930,400 shares with the effect that only 117,895 option shares are then exercisable.

The Company has agreed to use its best efforts to replace the reserved shares under the Plan and the stock option agreements subject to those agreements to allow exercise of all shares under the stock option agreements.

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding

             Number        Average      Weighted                 Weighted
Range of   Outstanding    Remaining      Average     Number       Average
Exercise       at        contractual    Exercise   Exercisable   Exercise
Prices      12/31/02        Life         Price     at 12/31/02    Price
------      --------        ----         -----     -----------    -----
$.16       2,048,295       1.1 yrs.       $.16      1,117,895     $.16

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. The Company's pro forma loss is equal to their net (loss) since no options were granted in either 2002 or 2001.

10.  Employee Benefit Plans

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2002 and no contribution was made for the year ended December 31, 2001. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 or 25 percent of that employee's total compensation.

11.  Rental Expense and Commitments and Contingencies

Rent expense during the years ended December 31, 2002 and 2001 on all operating leases was $12,461 and $12,260, respectively. A mineral property lease at Tonkin Springs requires annual payments of advance royalties in the minimum amount of $150,000.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

12.  Installment Purchase Contracts

The Company has installment purchase contracts collateralized by three vehicles bearing an average interest of 9.3 percent per annum. Future maturities under these contracts as of December 31, 2002 are as follows:

       2003      $8,273

13.  Statements of Cash Flows

The Company's statements of cash flows exclude the following non-cash investing and financing activities:

                                 2002      2001
Stock options exercised in
exchange for directors
fees payable                     $-       $8,500

14.  Related Party Transactions

Gold Resource Corporation- See Footnote 4.

Other Related Party Items-

Commencing in 1998 the executive officers of the Company have voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of December 31, 2002, the total amount of such voluntary deferral was $544,760 including $154,666 and $131,757 relating to year 2002 and 2001, respectively.

In addition the Company elected not to pay certain salaries to its three executive officers and director fees to its independent director in the aggregate amount of $241,396 as of December 31, 2002 in order to conserve working capital.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information as to each officer and director of the Company:

                                           Board
                        Positions With   Position
Name              Age   the Company      Held Since  Term Expires
----              ---   -----------      ----------  ------------

William W. Reid   54   President, Chief     1979     Next Meeting
                       Executive Officer             of Shareholders
                                                     or and Director
                                                     When Successor
                                                     is Elected

John W. Goth      75   Director             1987     Next Meeting
                                                     of Shareholders
                                                     or When Successor
                                                     is Elected

Richard F. Nanna  54   Director             2003     Next Meeting
                                                     of Shareholders
                                                     or When Successor
                                                     is Elected

David C. Reid     52    Vice President       1993    Next Meeting
                        and Director                 of Shareholders
                                                     or When Successor
                                                     is Elected

William F. Pass   56    Vice President,       n/a    n/a
                        Chief Financial
                        Officer, Secretary

WILLIAM W. REID-PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Reid, a founder of the Company, has served as a Director and the President of the Company since its inception in 1979. Mr. Reid devotes a majority of his time to the business and affairs of the Company. Mr. Reid is also president and chairman of the board of directors of Gold Resource Corporation (GRC), a private corporation and an affiliate of the Company. From July 1, 2000 through December 31, 2002, the Company managed the affairs of GRC under management contracts between the Company and GRC. Commencing January 2, 2003, Mr. Reid may spend personal time on the business affairs of GRC. This time will not interfere with his duties as an officer and director of the Company. (See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-GOLD RESOURCE CORPORATION.) Effective January 1, 1994, Mr. Reid and the Company entered into an employment contract as discussed further under Executive Compensation, Employment Contracts.

JOHN W. GOTH-DIRECTOR

Mr. Goth has been a director of the Company since 1987. Mr. Goth also serves on the board of directors of Royal Gold, Inc., a publicly traded company. For the past ten years, Mr. Goth has been a self-employed mining consultant.

RICHARD F. NANNA-DIRECTOR

Mr. Nanna has been a director of the Company since January 17, 2003. Since 2000, Mr. Nanna has been employed by Apollo Gold Corporation, a publicly traded company and its predecessor company, Nevaro Gold, as Vice
President-Exploration/Development. From 1993 to 1999, Mr. Nanna was Vice President of Exploration for FirstMiss Gold, Getchell Gold Mining and Placer Dome.

DAVID C. REID-VICE PRESIDENT EXPLORATION AND DIRECTOR

Effective October 19, 1993, Mr. David Reid was appointed a member of the Board of Directors of the Company. On January 1, 1994, Mr. Reid became an employee and officer of the Company with the title Vice President Exploration and entered into an employment contract with the Company as discussed further under Executive Compensation, Employment Contracts. Mr. Reid devotes a majority of his time to the business and affairs of the Company. Mr. Reid is also vice president and a board member of GRC. From July 1, 2000 through December 31, 2002, the Company managed the affairs of GRC under management contracts between the Company and GRC. Commencing January 2, 2003, Mr. Reid may spend personal time on the business affairs of GRC. This time will not interfere with his duties as an officer and director of the Company. (See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-GOLD RESOURCE CORPORATION.) From January 1, 1993 through December 31, 1993, Mr. Reid was an employee of TSVLP and sole director and president of U.S. Environmental Corporation, a wholly-owned subsidiary of the Company and 0.5 percent owner and limited partner in TSVLP. From September 1, 1991 through December 31, 1992, Mr. Reid was a consultant to the Company. Prior to September 1991, Mr. Reid was an employee and officer (secretary) of the Company and served as a director.

WILLIAM F. PASS-VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY

Mr. Pass joined the Company in June 1988 and was appointed Corporate Secretary on September 1, 1991 and effective January 1, 1994, was made Vice President Administration. Effective February 1, 1996, Mr. Pass was appointed Vice President, Chief Financial Officer and Corporate Secretary. Mr. Pass devotes a majority of his time to the business and affairs of the Company. From July 1, 2000 through December 31, 2002, the Company managed the affairs of GRC under management contracts between the Company and GRC. Commencing January 2, 2003, Mr. Pass may spend personal time on the business affairs of GRC. This time will not interfere with his duties as an officer of the Company. Effective January 1, 1994, Mr. Pass and the Company entered into an employment contract as discussed further under Executive Compensation, Employment Contracts.

There are no family relationships between officers and directors of the Company except that David C. Reid is brother to William W. Reid.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during 2002 and Forms 5 and amendments thereto, if any, furnished to the Company with respect to 2002, the Company is not aware that any person, who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of the stock of the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) during the most recent fiscal year or prior years.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers

Pension Plan

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan (SEP). The Company evaluates annually contributions to the SEP based upon review by the Board of Directors of the performance of the Company. The Company has not yet determined if a contribution will be made for 2002. No contribution was made for 2001. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 for year 2002 or 25% of that employee's total compensation.

The following table summarizes the total compensation of the Executive Officers of the Company for the Company's last three fiscal years. Except as set forth below under Stock Option Plan and Pension Plan, there were no compensation plans for which cash or non-cash distributions, other than salaries, were made during the last fiscal year:

                      Summary Compensation Table

                                     Long Term Compensation
                                     ----------------------
                                     Awards         Payouts
                                     ------         -------

Name and                                    Securities             All
Principal              Annual Compensation  Underlying  LTIP       Other
Position          Year Salary        Bonus  Options    Payouts ($) Compensation
--------          -----------        -----  -------    ------------------------

William W. Reid,  2002 $268,552(1)    $-      $-         $-          $-
President and     2001 $256,803(1)    $-      $-         $-          $-
CEO               2000 $247,230(1)    $-      $-         $-          $-

William F. Pass,  2002 $121,688(2)    $-      $-         $-          $-
Vice President,   2001 $116,401(2)    $-      $-         $-          $-
Chief Financial   2000 $112,093(2)    $-      $-         $-          $-
Officer and
Secretary

David C. Reid,    2002 $134,873(3)    $-      $-         $-          $-
Vice President    2001 $128,999(3)    $-      $-         $-          $-
                  2000 $124,212(3)    $-      $-         $-          $-

(1) During 2002, the Company only paid Mr. William Reid $89,761 of his contractual salary of $268,552. Of the balance of such contractual amount, $79,316 was deferred and $99,475 was not paid and is currently owing. Likewise, for 2001 and 2000, Mr. Reid was only paid $189,236 and $189,051, respectively, with the balance of his contractual salary amounts, $67,567 and $58,179, respectively, are deferred and currently owing. The salary deferrals, which commenced during 1998, and non-payments of salary in 2002 were each effected in order to conserve working capital of the Company. The balance of deferred salary due to Mr. William Reid at December 31, 2002 totals $279,364 and the non-payment of salary for 2002 totals $99,475, both of which amounts have to date not been paid. Effective January 1, 2003, Mr. William W. Reid and the Company amended Mr. Reid's Employment Agreement to eliminate the annual upward adjustment provisions related to increases in the Consumer Price Index and to reduce his salary commencing for 2003 to $225,000 per year.

(2) During 2002, the Company only paid Mr. Pass $41,232 of his contractual salary of $121,688. Of the balance of such contractual amount, $35,692 was deferred and $44,764 was not paid and is currently owing. Likewise, for 2001 and 2000, Mr. Pass was only paid $85,996 and $85,912, respectively, with the balance of his contractual salary amounts, $30,405 and $26,181, respectively, are deferred and currently owing. The salary deferrals, which commenced during 1998, and non-payments of salary in 2002 were each effected in order to conserve working capital of the Company. The balance of deferred salary due to Mr. Pass at December 31, 2002 totals $125,714 and the non-payment of salary for 2002 totals $44,764, both of which amounts have to date not been paid.

(3) During 2002, the Company only paid Mr. David Reid $45,478 of his contractual salary of $134,873. Of the balance of such contractual amount, $39,658 was deferred and $49,737 was not paid and is currently owing. Likewise, for 2001 and 2000, Mr. Reid was only paid $95,215 and $95,123, respectively, with the balance of his contractual salary amounts, $33,784 and $29,089, respectively, are deferred and currently owing. The salary deferrals, which commenced during 1998, and non-payments of salary in 2002 were each effected in order to conserve working capital of the Company. The balance of deferred salary due to Mr. David Reid at December 31, 2002 totals $139,682 and the non-payment of salary for 2002 totals $49,737, both of which amounts have to date not been paid.

Option Grants in Last Fiscal Year

During 2002 no grants of stock options were made pursuant to the Non-Qualified Stock Option and Stock Grant Plan to Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Table Value

Shown below is information at December 31, 2002 with respect to the exercised and unexercised options to purchase the Company's common stock to Executive Officers under the Plan. No options were exercised by Executive Officers during year ended December 31, 2002.

                  Number of                        Value of
                  Securities                       in-the-Money
                  Underlying       Number of       Options
                  Unexercised      Securities      Exercisable
                  Options Held at  Exercisable        at
                  December 31,     December 31,    December 31,
Name                2002           2002 (1)(2)       2002 (3)
----                ----           -----------       --------

William W. Reid    888,295          477,795          $172,006

William F. Pass    295,000          160,000           $57,600

David C. Reid      665,000          362,500          $130,500

(1) Effective December 6, 2002 and as amended March 17, 2003, the Company and its Executive Officers entered into agreements whereby the Executive Officers agreed not to exercise an aggregate of 785,000 option shares so as to make shares available for sale by the Company during 2002. See Item 12. Certain Relationships and Related Transactions-Executive Officers and Directors.

(2) Effective January 20, 2003 and as amended March 17, 2003, the Company and its Executive Officers amended and increased the number of shares subject to the above noted agreements whereby the Executive Officers agreed not to exercise an aggregate of 1,750,100 options shares so as to make shares available for sale by the Company during 2003, reducing the number exercisable at that date to aggregate 98,195 option shares.

(3) Based upon the close price as reported by OTC Bulletin Board as of December 31, 2002 ($0.52 per share).

Securities Authorized for Issuance Under Equity Compensation Plans.

Shown below is information at December 31, 2002 with respect to compensation plans, the Non-Qualified Stock Option and Stock Grant Plan (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                      Equity Compensation Plan Information

                                                       Number of securities
                  (a)                                  remaining available
               Number of                               for future issuance
               securities to be     Weighted-average   under equity
               issued upon          exercise price of  compensation plans
               exercise of          outstanding        (excluding securities
               outstanding options, options, warrants  reflected in column
Plan category  warrants and rights  and rights         (a))

Equity
compensation
plans approved
by security
holders        2,048,295             $.16/share        142,470

Equity
compensation
plans not
approved by
security
holders         None                 None              None

Total          2,048,295             $.16/share        142,470

Material Terms of Equity Compensation Plans

The Non-Qualified Stock Option and Stock Grant Plan, as Amended (also as referred to as the Plan) was adopted by the Company effective March 17, 1989. The Plan terminates by its terms on March 16, 2009. Under the Plan a total of 2,500,000 shares of Common Stock were reserved for issuance thereunder.

General Information Regarding the Plan

Under the Plan non-qualified stock options (Options) and/or stock grants of Common Stock of the Company may be granted to key persons. The Plan was established to advance the interests of the Company and its stockholders by affording key persons, upon whose judgment, initiative and efforts the Company may rely for the successful conduct of their businesses, an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. This Plan gives the Board broad authority to grant Options and make stock grants to key persons selected by the Board while considering criteria such as employment position or other relationship with the Company, duties and responsibilities, ability, productivity, length of service or association, morale, interest in the Company, recommendations by supervisors, and other matters, and to set the option price, term of option, and other broad authorities. Options shall not be granted at less than the fair market value at the date of grant and may not have a term in excess of 10 years.

Shares issued to optionees upon exercise of Options or upon stock grants under the Plan are Restricted Securities as defined under the Securities Act of 1933, unless a Form S-8 Registration Statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

Tax Effect on Participants

Non-Qualified Stock Options. A non-qualified stock option results in no taxable income to the optionee or deduction to the Company at the time it is granted. An optionee exercising such an option will, at that time, realize taxable compensation in the amount of the difference between the option price and the then market value of the shares. Subject to the applicable provisions of the Code, a deduction for federal income tax purposes will be allowable to us in the year of exercise in an amount equal to the taxable compensation realized by the optionee.

The optionee's basis in such shares is equal to the sum of the option price plus the amount includible in his income as compensation upon exercise. Any gain (or loss) upon subsequent disposition of the shares will be long-term or short-term gain (no loss), depending upon the holding period of the shares.

If a non-qualified option is exercised by tendering previously-owned shares of the Company's common stock in payment of the option price, then, instead of the treatment described above, the following will apply. A number of new shares equal to the number of previously-owned shares tendered will be considered to have been received in a tax-free exchange; the optionee's basis and holding period for such number of new shares will be equal to the basis and holding period of the previously-owned shares exchanged. The optionee will have compensation income equal to the fair market value on the date of exercise of the number of new shares received in excess of such number of exchanged shares; the optionee's basis in such excess shares will be equal to the amount of such compensation income, and his holding period in such shares will begin on the date of exercise.

Stock Grants. A stock grant results in taxable income to the grantee and deduction to the Company at the time of the grant for the market value of the stock grant.

Compensation of Directors

The Company reimburses its outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. No such expenses were incurred or paid during 2002 and 2001. Outside director were to be paid $1,000 per month for services of which one-half ($500) is to be deferred. However, during 2002, Mr. Goth received total compensation of $2,000 for his service as outside director for 2002 with the remaining $10,000 unpaid, deferred and owed to him as of December 31, 2002 plus an additional $21,500 owned to Mr. Goth for deferred 2001 and prior years directors pay, which amount has not been paid as of March 27, 2003.

Employment Contracts

The Company entered into Employment Agreements effective January 1, 1994, as amended June 1, 1995 and July 21, 1998 with William W. Reid, William F. Pass, and David C. Reid (the Employment Contracts) each of which was initially for a five-year term. The Employment Contracts shall be extended automatically by one year upon each anniversary date unless either the Company or employee provides the other party required written notice, that the Employment Contract will not be so extended. During 1998 the Company gave written notice under each Employment Contract that it was not automatically extending the term by an additional year which resulted in such contracts having a term of four years subject to the automatic extensions each year as discussed above. Therefore, each of the Employment Contracts have a current term through December 31, 2006. William W. Reid's Employment Contract provides for a base salary of $157,500 per year for the first year, $200,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the Consumer Price Index (All Items-Urban), also referred to as the CPI-U. William F. Pass' Employment Contract provides for a base salary of $75,000 per year for the first year, $90,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. David C. Reid's Employment Contract provides for a base salary of $75,000 per year for the first year, $100,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. Effective January 1, 2003, Mr. William W. Reid and the Company amended Mr. Reid's Employment Agreement to eliminate the annual upward adjustment provisions related to increases in the Consumer Price Index and to reduce his salary commencing for 2003 to $225,000 per year. During 1998, 1999, 2000, 2001 and through December 31, 2002, the executives voluntarily deferred a portion of their base salary in order to conserve working capital. As of December 31, 2002, the Company owed deferred salary to William Reid in the amount of $279,364, William F. Pass in the amount of $125,714 and David C. Reid in the amount of $139,682. In addition, as of December 31, 2002, the Company owed its executive officers unpaid regular pay for 2002 in addition to the amounts deferred above, with William Reid owned $99,475, William Pass owned $44,764 and David Reid owned $49,737.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock owned beneficially as of December 31, 2002, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a director of the Company, the Executive Officers, and all of the Company's officers and directors as a group.

Name and Address                                         Percentage of
Of Beneficial                              Number        Class
Owner             Type of Ownership        of Shares     Beneficially Owned
-----             -----------------        ---------     ------------------

William W. Reid   Record and Beneficial    474,500 (1)     2.8%
25 Downing St.
No. 1-501
Denver, CO 80218

David C. Reid     Record and Beneficial    322,470 (2)     1.9%
2201 Quitman St.
Denver, CO 80212

William F. Pass   Record and Beneficial    148,600 (3)     0.9%
14820 W. 58th Pl
Golden, CO 80403

John W. Goth      Record and Beneficial     97,900 (4)     0.6%
15140
Foothill Road
Golden, CO 80401

Placer Dome       Record and Beneficial    975,000         5.9%
U.S. Inc.
Suite 600-1055 Dunsmuir St.
Vancouver, British Columbia,
Canada V7X 1L3 (5)

Resource          Beneficial             3,232,373        19.6%
Investment
Trust PLC
10-12 Little Trinity Lane
London, England EC4V 2DH

Name and Address                                         Percentage of
Of Beneficial                              Number        Class
Owner             Type of Ownership        of Shares     Beneficially Owned
-----             -----------------        ---------     ------------------

French American   Record and Beneficial  2,197,265        13.4%
Banking
Corporation
499 Park Avenue
New York, NY  10022

Excalibur         Record and Beneficial  1,285,715(7)      7.6%
Limited
Partnership (6)
33 Prince Arthur Avenue
Toronto, Ontario,
Canada M5X 1E4

All officers and                         1,043,470         5.9%
directors as a group
(4 persons)

(1) This number includes an option to purchase 410,500 shares at $.16 per share which were exercisable within 60 days.
(2) This number includes an option to purchase 302,500 shares at $.16 per share which were exercisable within 60 days.
(3) This number includes an option to purchase 143,600 shares at $.16 per share which were exercisable within 60 days.
(4) This number consists of an option to purchase 97,900 shares at $.16 per share which were exercisable within 60 days.
(5) Placer Dome U.S. Inc. is a wholly owned subsidiary of Placer Dome Inc., a Canadian public company.
(6) Excalibur Limited Partnership is an Ontario, Canada limited partnership the general partner of which is William Hechter.
(7) This percentage includes warrants to purchase 428,572 shares of Common Stock which are exercisable within 60 days of the date of this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Officers and Directors-

During 2002, the three executive officers made cash advances to the Company to allow the payment of wages to other employees and certain critical payments. The maximum aggregate amount of such advances from the three executive officers was approximately $30,000 which were repaid effective May 31, 2002.

During a portion of 2002, the Company elected not to pay certain salaries to its three executive officers in the aggregate amount of approximately $193,976 as of December 31, 2002 in order to conserve working capital. Of this total, $99,475 is owned to William W. Reid, $44,764 is owed to William F. Pass and $49,737 is owned to David C. Reid. Commencing July 1, 1998 and effective through December 31, 2002, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the

Company. As of December 31, 2002, the total amount of such voluntary deferral was $544,760 with William W. Reid owed $279,364, William F. Pass owed $125,714 and David C. Reid owed $139,682. Therefore, as of December 31, 2002, the total amounts owned to the executive officers for unpaid salary as well as deferred salary is $738,736 with William W. Reid owed an aggregate of $378,839, William
F. Pass owed an aggregate of $170,478, and David C. Reid owed an aggregate of $189,419.

Our executive officers and directors hold options to purchase 2,048,295 shares of our Common Stock. Effective December 6, 2002 and as amended January 20, 2003 and March 17, 2003, the Company and each of those individuals entered into agreements whereby the individuals agreed not to exercise an aggregate of 1,940,100 option shares until and unless there are sufficient authorized but unissued Common Shares become available. Such agreements were entered into so as to make shares available for sale by the Company during 2002 and 2003. Those individuals agreed to this limitation under their respective stock option agreements in order to allow the sale by the Company of Common Stock and warrants during 2002 and 2003 to raise critical funding for the Company. As inducement to those individuals, the Company has agreed to use its best efforts to replace the reserved shares under the individual stock option agreements. Of the aggregate number, William W. Reid has agreed to not exercise 847,200 option shares, William F. Pass has agreed to not exercise 278,600 option shares, David
C. Reid has agreed not to exercise 624,300 option shares, and John W. Goth has agreed not to exercise 189,900 option shares. The option shares subject to this exercise limitation could become available to the agreeing executive officers and directors for exercise if and when our shareholders approve an increase to our authorized number of Common Shares.

IBK Capital Corp.

On December 17, 2001 the Company and GRC, an affiliate of the Company, jointly entered into an agreement with IBK Capital Corp. of Toronto, Ontario, Canada
(IBK) whereby IBK agreed to separately assist the Company as well as GRC in efforts to seek and arrange equity investment. The Company and GRC determined to jointly seek the assistance of IBK since both the Company and GRC were interested in raising equity funding and IBK represented that since the shares of the Company are publicly traded and the shares of GRC are not, the pools of potential investors who might be contacted by IBK for equity investment would generally be different groups and therefore would not result in any conflict of interest between the interests of the Company and GRC. IBK is a limited market dealer based in Canada whose business includes seeking funding for public and private companies from institutional and exempted investors. That joint agreement had a term of six months but was extended by the parties and terminated January 15, 2003. The agreement provides for an initial work fee of $16,192 of which $15,882 was to be first deducted from the commission due IBK, if any, of 9% computed on any money raised for the Company and/or GRC, plus a non-accountable expense advance of $2,267, both of which were paid by GRC in December, 2001. IBK did not conclude any transactions concerning or for the benefit of GRC. Under various transactions arranged by IBK during 2002 for the Company, IBK was paid by the Company total fees and commissions of $80,100 which includes $15,882 paid by GRC to IBK in 2001 and which was deductible from commissions due to IBK by the Company. The Company has reimbursed GRC in 2002 for the $15,882 paid by them to IBK during 2001.

Gold Resource Corporation

Effective July 1, 2000, the Company and Gold Resource Corporation (GRC), a private Colorado corporation and affiliate company, entered into a management contract (the 2000 Management Contract) under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC of which 666,672 were earned during 2001. GRC is exploring various mineral properties located in Mexico.

Effective January 1, 2002, the Company and GRC entered into a new management contract (the 2002 Management Contract) which expired December 31, 2002. Under the 2002 Management Contract the Company was to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. GRC paid $30,000 to the Company under the 2002 Management Contract but was unable to make the other required payments. The Company will recognize revenue related to this item as payments, if any, are received from GRC.

Under both the 2000 Management Contract and the 2002 Management Contract, GRC was responsible for all funding needed and intends to and has been raising funds through the sale of GRC stock. The parties agreed not to enter into a new management contract for year 2003 as of this date. The independent director(s) of the Company approved both contracts with GRC. Commencing January 2, 2003, William W. Reid, David C. Reid and William F. Pass may spend personal time on the business affairs of GRC. This time will not interfere with their respective duties as directors and/or officers of the Company.

The 1,280,000 shares of GRC owned by the Company represents approximately 28% of GRC capitalization as of December 31, 2002. Through its stock ownership in GRC, the Company has the opportunity to benefit from GRC's activities in Mexico with no additional funding, other than that related to the existing level of corporate overhead expenditures during the contract periods. William W. Reid and David C. Reid directly and beneficially own approximately 35% of GRC capitalization as of December 31, 2002. William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share.

GRC was formed in August 1998 by founders William W. Reid and David C. Reid to provide a corporate vehicle for potential future business activities. GRC was inactive until July 1, 2000. At its formation and through July 1, 2000, a majority of the outstanding capital stock of GRC was owned by its founders. As of December 31, 2002, the other owner of five percent or more of GRC capital stock is RMB International (Dublin) Limited (RMB)which owns approximately 15% of GRC's capital stock. Throughout the history of GRC William W. Reid and David C. Reid were and are the sole directors of GRC and there have been no other executive officers of GRC. William W. Reid and David C. Reid are also executive officers and directors of the Company.

The Company was party to the GRC stock subscription agreement with RMB dated May 6, 2002. That agreement obligates the Company and the founders of GRC, under certain circumstances, to sell some or all of their shares of GRC to a third party on a pari passu basis with RMB, and gives RMB the contingent right to seek and negotiate such sale for up to 51% of the then outstanding shares of GRC (the Bring Along Obligation). The Bring Along Obligation can only be triggered by RMB if GRC has not raised certain defined additional equity funding in the amount of $350,000 by May 6, 2003. Through March 31, 2003, GRC has raised approximately $65,000 towards this funding target.

During year 1999 and 2000 the Company actively evaluated mining opportunities in Mexico and made proposals to the owners of a number of properties. The Company's proposals to those property owners were rejected however, primarily because the Company could not offer any up-front cash nor could the Company demonstrate an ability to raise funding sufficient to meet the financial and other obligations under those proposed transactions. The board of directors then concluded that the Company could not negotiate competitively for property acquisitions in Mexico due to its limited resources and its inability to raise additional equity funding due to a lack of authorized but unissued shares and the Company decided to curtail activities in Mexico.

In June 2000 William W. Reid and David C. Reid made a proposal to the independent directors of the Company, John W. Goth and Douglas J. Newby, as to a possible way the Company could participate in opportunities in Mexico while limiting any direct funding obligations to that effort through equity participation with a then inactive private Colorado corporation, GRC. The concept presented to the Company was that William W. Reid and David C. Reid would commit to an aggregate $50,000 in funding to GRC at the rate of $.50/share of GRC stock in order to pay for the costs of evaluating and potentially acquiring one or more mining properties in Mexico and GRC would then raise additional funding needed. The Company could earn an equity position in GRC through the management of the affairs of GRC under a management contract for a specific period of time. The Company would have no obligation to fund expenses of GRC. The business plan of GRC was to raise additional equity funding from third parties if and when a mineral property of merit was acquired. The independent directors of the Company negotiated and finalized the terms of the transaction with GRC and the management agreement entered into July 1, 2000 was first drafted by the Company, reviewed and finalized by legal counsel representing the Company, and executed on behalf of the Company by its independent directors, Mr. Goth and Mr. Newby, as discussed in more detail below. Throughout its history GRC has had no employees; however GRC does currently retain the services of a Mexican national under a consulting arrangement.

Through August 31, 2001, GRC was funded only by investment of its founders as discussed above. During September 2001, following the lease of the Zimapan property in Mexico, GRC commenced private placement sale of its common stock to third parties.

With regard to corporate opportunities and potential conflicts of interest among and between the Company and GRC, the Company is primarily focused on activities in Nevada and the western United States and any business opportunities in these locations would be first available to the Company. Conversely, GRC is focused on corporate opportunities in Mexico and any business opportunities in Mexico would be first available to GRC. If the board of directors of either the Company or GRC first elect not to evaluate a particular business opportunity for any reason, the other company would be free to undertake that particular business opportunity without conflict of interest related to corporate opportunity between the Company and GRC.

Effective August 23, 2001 GRC leased a prospective silver/lead/zinc mining property covering approximately 47 hectares and located in the Zimapan Mining District in the state of Hidalgo, Mexico. This project is in the exploration stage and has been designated by GRC its Zimapan Project. The lease agreement for Zimapan is subject to a 5% net smelter return royalty and requires periodic advance royalty payment to the concession owner. During 2001 and 2002, GRC paid the concession owner $105,000 and the lease requires payments of $200,000 for 2003. GRC commenced a drilling program at the Zimapan Project during 2002 with approximately 1,800 meters of underground and surface drilling completed. While certain areas of mineralization were encountered in this drilling the evaluation has not established any estimate of mineralized material. The drilling program at Zimapan is anticipated to continue during 2003.

Effective November 1, 2002, GRC leased a prospective gold/silver property covering approximately 1,897 hectares located in the historic Octolan mining district in the state of Oaxaca, Mexico, designated the Oaxaca property. The Oaxaca property is an exploration stage property. The lease agreement for Oaxaca is subject to a 4% net smelter return royalty where production is sold in gold/silver dore form and 5% for production sold in concentrate form, and the lease requires periodic advance royalty payment to the concession owner. During 2002 GRC paid the concession owner $5,000 and the lease requires payments of $30,000 in 2003. GRC is evaluating this property and may commence an exploration program during 2003.

GRC is involved in efforts to raise funds through the sale of its common stock required to fund its property exploration and evaluation programs, property maintenance costs and corporate overhead. From September 2001 through December 31, 2002, GRC has raised approximately $553,000 from sale of its common stock.

During 2002, the Company made a non-interest bearing and unsecured loan to GRC of $30,000 to enable GRC to make certain critical property payments related to the Zimapan Project. This loan was repaid during 2002.

The shares of GRC are not currently publicly traded. The GRC shares have been assessed by the Company to have indeterminable market value and the shares have therefore been recorded at zero value. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for year 2002 and 2001 is approximately $(778,646) and $(346,498), respectively, of which the Company's share would be approximately $236,700 and $118,200, respectively.

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

10.3 Amended Employment Agreement with William W. Reid dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.1).

10.4 Amended Employment Agreement with William F. Pass dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.2).

10.5 Amended Employment Agreement with David C. Reid dated June 1, 1995 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 30, 1995, Exhibit 10.3).

10.6 Members Agreement of the Members of Tonkin Springs LLC by and between Tonkin Springs Venture Limited Partnership and Tonkin Springs Holdings Inc. dated February 26, 1999 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.6).

10.7 Members' Agreement of the Members of Tonkin Springs LLC as Amended by and between Tonkin Springs Venture Limited Partnership and U.S. Environmental Corporation dated October 18, 2001 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002 , Exhibit 10.7).

10.8 Operating Agreement of the Members of Tonkin Springs LLC by and between Tonkin Springs Venture Limited Partnership and Tonkin Springs Holdings Inc. dated February 26, 1999 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.8).

10.9 Operating Agreement of the Members of Tonkin Springs LLC as Amended by and between Tonkin Springs Venture Limited Partnership and U.S. Environmental Corporation dated October 18, 2001(Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.9).

10.10 Settlement Agreement between Tonkin Springs Holding Inc., and Tonkin Springs Management Co., and Tonkin Springs Venture Limited Partnership and Tonkin Springs LLC, dated October 31, 2001 (Incorporated by reference from the Report on Form 10-QSB for the period ended September 31, 2001, Exhibit 10.3.)

10.11 Technical Services Agreement dated December 18, 2001 between Tonkin Springs Holding Inc., Tonkin Springs Venture Limited Partnership and Tonkin Springs LLC, and Steffen Robertson & Kirsten (U.S.), Inc. (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.11).

10.12 Amendment to Employment Agreement with William W. Reid dated July 21, 1998 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.12).

10.13 Amendment to Employment Agreement with William F. Pass dated July 21, 1998 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.13).

10.14 Amendment to Employment Agreement with David C. Reid dated July 21, 1998 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.14).

10.15 Management Agreement dated effective July 1, 2000 between U.S. Gold Corporation and Gold Resource Corporation (Incorporated by reference from the Report on Form 10-QSB for the period ended June 30, 2000,
        Exhibit 6.a.)

10.16 Management Agreement dated effective January 1, 2002 between U.S. Gold Corporation and Gold Resource Corporation. (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002,
        Exhibit 10.16).

10.17 Technology Option Agreement dated December 18, 2001 between Newmont Technologies Limited and U.S. Gold Corporation (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.17).

*10.18 Non-exclusive Agreement to seek funding dated December 17, 2001 between jointly U.S. Gold Corporation and Gold Resource Corporation, and IBK Capital Corp.

10.19 Non-Exclusive Technology License Agreement dated May 31, 2002 by and between Newmont USA Limited, d/b/a Newmont Mining Corporation and U.S. Gold Corporation (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.18.)

10.20 Subscription Agreement dated May 30, 2002 by and between Excalibur Limited Partnership and U.S. Gold Corporation (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002,
        Exhibit 10.19.).

10.21 Form of Subscription Agreement at $.40/share with various Selling Shareholders of the Common Stock of U.S. Gold Corporation (Incorporated by reference from the Report on Form 10-QSB for the period ended June 30, 2002, Exhibit 10.3).

10.22 2002 Stock Option and Stock Grant Plan dated August 8, 2002 (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.21.).

10.23 Incentive Stock Option Agreement dated August 8, 2002 between the Company and William W. Reid (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.22.).

10.24 Incentive Stock Option Agreement dated August 8, 2002 between the Company and William F. Pass (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.23.)

10.25 Incentive Stock Option Agreement dated August 8, 2002 between the Company and David C. Reid (Incorporated by reference from the Report on Form SB-2 Amendment No. 2 filed December 6, 2002, Exhibit 10.24.)

10.26 Letter Agreement dated December 20, 2002 by and between William W. Reid and the Company terminating for no consideration that certain Incentive Stock Option Agreement dated August 20, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.1.)

10.27 Letter Agreement dated December 20, 2002 by and between David C. Reid and the Company terminating for no consideration that certain Incentive Stock Option Agreement dated August 20, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.2.)

10.28 Letter Agreement dated December 20, 2002 by and between William F. Pass and the Company terminating for no consideration that certain Incentive Stock Option Agreement dated August 20, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.3.)

10.29 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William W. Reid and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.4.)

10.30 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William F. Pass and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.5.)

10.31 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David C. Reid and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.6.)

10.32 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John W. Goth and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.7.)

10.33 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William W. Reid and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.1.)

10.34 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William F. Pass and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.2.)

10.35 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David
        C. Reid and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.3)

10.36 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John
        W. Goth and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.4.)

10.37 Subscription Agreement and Investment Agreement dated effective December 6, 2002 by and between Resource Investment Trust plc and the Company covering 70,000 shares of common stock in a private transaction (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.8)

10.38 Subscription Agreement and Investment Agreement dated effective January 16, 2003 and closed January 21, 2003 by and between Resource Investment Trust plc and the Company covering 1,000,000 shares of common stock in a private transaction (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.5.)

*10.39 Gold Resource Corporation Share Subscription Agreement among U.S. Gold Corporation, William W. Reid, David C. Reid, RMB International (Dublin) Limited, and Gold Resource Corporation dated May 6, 2002.

*10.40 Letter agreement between the Company and IBK Capital Corp. dated November 1, 2002 regarding non-exclusive assistance of IBK to seek corporate transaction for the Company.

*10.41 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William W. Reid and the Company dated March 17, 2003.

*10.42 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William F. Pass and the Company dated March 17, 2003.

*10.43 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David
        C. Reid and the Company dated March 17, 2003.

*10.44 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John
        W. Goth and the Company dated March 17, 2003.

*10.45 Letter Agreement by and between William W. Reid and the Company dated March 31, 2003 amending the Employment Agreement dated July 21, 1998, As Amended.

21. Subsidiaries of the Company (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2001, Exhibit 21).

*23.1 Consent of Stark Winter Schenkein & Co., LLC, to the incorporation by reference of their audit report dated March 18, 2003, in the Company's Form S-8

*99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2   Certification of William W. Reid, Chief Executive Officer, Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

*99.3   Certification of William F. Pass, Chief Financial Officer, Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b)  Reports on Form 8-K during the 4th quarter of 2002.

The Company filed a Form 8-K dated December 6, 2002, reporting under Item 5. Other Events and Regulation FD Disclosure 1) Individual letter agreements, each dated December 6, 2002, with executive officers covering the termination, without consideration, of incentive stock option agreements dated August 8, 2002. 2) Individual agreements, each dated December 6, 2002, with executive officers and non-executive directors related to agreement by those individuals not to exercise certain numbers of options for common stock of the Company under stock option agreements dated January 20, 1999, 3) a private placement sale of common stock of the Company to Resource Investment Trust, plc, effective December 6, 2002, and 4) an update of activities of the Company to seek potential transactions with various third parties.

Item 14.  CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain disclosure controls and procedures, which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

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

U.S. GOLD CORPORATION

March 31, 2003
/s/ William W. Reid
By William W. Reid
President and Chief Executive Officer

March 31, 2003
/s/ William F. Pass
By William F. Pass
Vice President, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 31, 2003
/s/ William W. Reid
By William W. Reid
Chairman of the Board of Directors

March 31, 2003
/s/ David C. Reid
By David C. Reid
Exploration Vice President and Director

March 31, 2003
/s/ John W. Goth
By John W. Goth
Director

March 31, 2003
/s/Richard F. Nanna
By Richard F. Nanna
Director