Form 10QSB
period 2003-03-31
U S GOLD CORP
filed 2003-05-15
CIK 314203

FORM 10-QSB
   U. S. SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d)OF THE EXCHANGE ACT

For the transition period from       to


       Commission file number  0-9137

           U.S. GOLD CORPORATION
    (Exact name of small business issuer
        as specified in its charter)

  COLORADO                    84-0796160
State or other             I.R.S. Employer
jurisdiction of          Identification No.)
incorporation or
organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Class         Outstanding as of May 13, 2003
Common Stock,          17,453,533
$0.10 par value


               U.S. GOLD CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)

For the three months
 ended March 31,                 2003       2002

OTHER REVENUE:
Management contract fees
 from Gold Resource
 Corporation (GRC)                 $-    $30,000
Interest income                    14        374
Gain on sale of assets          4,000      4,000
  Total other revenues          4,014     34,374

COSTS AND EXPENSES:
 General and
  administrative               86,692     58,834
 Holding costs of Tonkin
  Springs property            290,665    287,581
 Exploration expense (costs
  of services provided under
  GRC management contract)          -     45,537
 Stock compensation expense   290,000          -
 Interest                         390        727
 Depreciation                   2,823      2,752
  Total costs and expenses    670,570    395,431

Net (loss)                  $(666,556) $(361,057)

Basic and diluted per
 share data:
  Basic                        $(0.04)    $(0.03)
  Diluted                      $(0.04)    $(0.03)


The accompanying notes are an integral part of these consolidated financial statements.


             U.S. GOLD CORPORATION
           CONSOLIDATED BALANCE SHEET
                MARCH 31, 2003
                 (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents          $36,852
 Prepaid expense                      8,900
  Total current assets               45,752

Property and equipment, net          12,459
Investment in affiliate-GRC               -
Restrictive time deposits
 for reclamation bonding          1,796,557

Other assets:
 Inactive milling equipment       1,549,897
 Technology license and
  other assets                       62,160
 Advance to GRC                      30,000
    Total other assets            1,642,057

TOTAL ASSETS                     $3,496,825

LIABILITIES, RESERVE & SHAREHOLDERS'
EQUITY

Current liabilities:
 Accounts payable and
  accrued liabilities              $160,002
 Accrued salaries and directors
  fees, related parties             255,419
 Installment purchase contracts       4,558
  Total current liabilities         419,979

Related party payables, long-term   544,760
Reserve for reclamation           1,789,978
  Total liabilities and reserve   2,754,717

Shareholders' equity:
 Common stock, $.10 par value,
  18,000,000 shares authorized;
  17,453,533 shares issued
  and outstanding                 1,745,353
 Additional paid-in capital      33,188,724
 Accumulated (deficit)          (34,191,969)
    Total shareholders' equity      742,108

 TOTAL LIABILITIES, RESERVE &
 SHAREHOLDERS' EQUITY            $3,496,825

The accompanying notes are an integral part of these consolidated financial statements.


           U.S. GOLD CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)

For the three months
 ended March 31,              2003      2002

Cash flows from operating activities:

 Cash received from
  management contract            $-    $30,000
 Cash paid to suppliers
  and employees            (433,297)  (100,968)
 Interest received               14        374
 Interest paid                 (390)      (727)
 Income taxes paid                -          -
   Cash (used in)
    Operating activities   (433,673)   (71,321)

Cash flows from investing activities:

 Decrease in restrictive
  time deposits for
  reclamation bond           45,804          -
 Sale of assets               4,000      4,000
   Cash provided by
    investing activities     49,804      4,000

Cash flows from financing activities:

 Sale of common stock
  for cash                  450,000          -
 Advance to GRC             (30,000)         -
 Borrowing from related
  parties                         -      2,448
 Payments on installment
  purchase contracts         (3,716)    (3,140)
   Cash provided by
  (used in)financing
   activities               416,284       (692)

Increase (decrease) in
 cash and cash equivalents   32,415    (68,013)
Cash and cash equivalents,
 beginning of period          4,437     72,089
Cash and cash equivalents,
 end of period              $36,852     $4,076


Reconciliation of net loss to cash (used in) operating activities:

 Net (loss)               $(666,556) $(361,057)
 Items not requiring cash:
  Stock compensation
   expense                  290,000          -
  Depreciation                2,823      2,752
  (Increase) in other
   assets related to
   operations                (9,503)    (9,896)
  Increase (decrease) in
   liabilities related
   to operations            (50,437)   296,880

Cash (used in)
 operating activities     $(433,673)  $(71,321)


The accompanying notes are an integral part of these consolidated financial statements.


             U.S. GOLD CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2003
                 (Unaudited)

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

Certain adjustments have been made in the financial statements for March 31, 2002 to conform to accounting and financial statement presentation for the period ended March 31, 2003. The changes had no effect on Net (loss) for the quarter ended March 31, 2002.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form
10-KSB as of December 31, 2002.

Per Share Amounts:  Statement of Financial
Accounting Standards No. 128, Earnings Per
Share, provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period
(17,275,755 for the three month period ended
March 31, 2003 and 14,026,390 for the
corresponding period of 2002).  Diluted
earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2003 and 2002 warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.  Tonkin Springs Project

The Company, through subsidiaries, owns 100% of the Tonkin Springs LLC, a Delaware limited liability company (TSLLC) which in turn owns the Tonkin Springs gold mine property located in Eureka County, Nevada. The Company is evaluating the Tonkin Springs property to determine if the property can be put back into production. The Company plans to and will be required to arrange additional funding or other business arrangements in order to carryout its business objectives. The Company may also consider other transactions including possible joint venture arrangements at Tonkin Springs, as discussed further below, or merger of the Company with another company.

On May 5, 2003 the Company and BacTech
Enviromet Corporation (BacTech), an Ontario,
Canada corporation with shares traded on the TSX-Venture Exchange (symbol YBA.V), entered into and closed an agreement (the Letter
Agreement), whereby BacTech will purchase a 55% ownership interest in TSLLC from a subsidiary of the Company for $1,750,000 (Purchase Price) plus a funding obligation of $12 million to TSLLC by BacTech. The closing of the transaction shall take place on or before July
31, 2003 (the Closing) and is contingent upon, among other things, satisfactory due diligence by both parties, definitive agreements, regulatory approvals relating to BacTech, and approval by the respective board of directors.
Since there are a number of contingencies related to the BacTech transaction, there can be no assurance that the Closing will take place as contemplated in the Letter Agreement.
As required by BacTech, shareholders of the Company representing approximately 55% of the outstanding shares of the Company have concurred to the Letter Agreement.

BacTech is to pay the Company a non-refundable deposit of $250,000 with the Letter Agreement, which is to be applied against the Purchase
Price, and BacTech is also obligated to fund reasonable and necessary holding costs at the Tonkin Springs property from March 25, 2003 through Closing or termination of the Letter
Agreement. As of the date of this filing, the Company has received an aggregate of $100,000 from BacTech related to the Letter Agreement.
Of the $1,500,000 balance of the Purchase
Price, $750,000 is to be paid at Closing and $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, as defined, or if production has not commenced within one year of Closing, in 12 consecutive monthly payments of $62,500 commencing on the first anniversary of the Closing. BacTech shall also pay 100% of all funding required by TSLLC up to $12 million (the Funding
Obligation), and if additional funding is required by TSLLC to advance the Company's share of any cash calls if requested by the Company (the Advances), with repayment to BacTech of any Advances plus interest from 50% of cash distributions from TSLLC otherwise due the Company.

The Letter Agreement provides for cash
distributions from TSLLC, if any, (the
Distributions) as follows. Any Distributions prior to BacTech spending its $12 million
Funding Obligation shall be 55% to BacTech and 45% to the Company. After the Funding
Obligation is met, any Distributions shall have a sliding scale related to the gold price which varies as to Distributions to BacTech from 55% at $360 per ounce gold and above to 80% for a gold price below $320 per ounce. After BacTech has received total aggregate Distributions equal to its Funding Obligation of $12 million, all subsequent Distributions shall be 55% to BacTech and 45% to the Company.

3.  Shareholders' Equity

During January 2003, the Company entered into a subscription agreement with Resource Investment
Trust, plc (RIT) for the sale of 1,000,000 shares of restricted common stock at $.45/share for net proceeds of $450,000. RIT is the Company's largest shareholder, owning approximately 19.6% of the outstanding shares as of March 31, 2003. Because RIT is a significant shareholder of the Company and the stock was issued below its market price at the date of the closing of the transaction, the Company recognized stock compensation expense of $290,000.

After this transaction the Company has no available shares of common stock to meet future financing needs. The Company is considering requesting its shareholders to approve an increase to the authorized capital of the Company. It takes the affirmative vote of two-thirds of the outstanding shares to approve an increase to the authorized number of shares of the Company and the approval of this number of outstanding shares may be difficult to obtain.

4.  Related Party Transactions-Gold Resource
Corporation

The Company owns 1,280,000 shares of common stock of Gold Resource Corporation (GRC), a private Colorado corporation and affiliate company, which shares were earned by the Company under a management contract with GRC that expired December 31, 2001 (the 2000
Management Contract). The 1,280,000 shares represent approximately 28% of GRC's capitalization as of March 31, 2003. Through its stock ownership in GRC the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating two mineral properties in Mexico.

During 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. This advance has been classified as a non-current receivable.
GRC is involved in efforts to raise funds through the sale of its common stock in order to fund its exploration programs, property maintenance costs and corporate overhead.

William W. Reid and David C. Reid, each
founders of GRC and officers and directors of the Company, have approximately 35% aggregate direct and beneficial ownership of GRC as of March 31, 2003.

Effective January 1, 2002, the Company and GRC entered into a management contract (the 2002
Management Contract) which expired by its term
December 31, 2002.  Under the 2002 Management
Contract the Company was to be paid $30,000 per month to provided general management of GRC business activities. During the three months ended March 31, 2002, GRC paid only $30,000 to the Company under the 2002 Management Contract, which the Company has recognized as revenues.

The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract were assessed by the Company to have indeterminable market value and the investment were therefore recorded at zero basis. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the three month periods ended March 31, 2003 and 2002 is $43,070 and $182,971, respectively, of which the Company's share would be
approximately $12,060 and $45,383,
respectively. The unaudited balance sheet of GRC as of March 31, 2003 reflects total assets of $8,702 and liabilities to vendors, contractors, consultants and officers of
$421,000 including $330,000 payable to the Company for services under the 2002 Management
Contract (which the Company will not recognize as revenue until receipt from GRC is reasonably assured) and $30,000 for the advance to GRC made by the Company in 2003, and with shareholders' (deficit) of $(412,299). The overhead expense of the Company allocated to the GRC management contract for the three month period ended March 31, 2002 totaled $45,537, representing allocation of staff time.

    MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

Tonkin Springs (the Properties) is the only direct property interest of the Company and is reflected by 100 percent ownership by subsidiaries of the Company of Tonkin Springs
LLC (TSLLC), a Delaware limited liability company. The Company is currently maintaining the Properties on a care and maintenance basis.
The objective of the Company is the evaluation and, if justified, the development and mining of mineral resources at the Properties. As discussed further below, effective May 5, 2003 the Company entered into a Letter Agreement with BacTech Enviromet Corporation (BacTech) related to the Properties.

Changes in Financial Condition

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company has experienced losses for the three months ended
March 31, 2003 of $666,556 and for the year ended December 31, 2002 of $1,375,459. During the three months ended March 31, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. The
Company has no remaining available shares of common stock to sell to raise additional funding. On May 5, 2003, the Company and
BacTech entered into a Letter Agreement whereby
BacTech will purchase 55% ownership in TSLLC from the Company for $1,750,000 (the Purchase
Price) plus a funding obligation of $12 million to TSLLC by BacTech. The Closing of this transaction shall take place on or before July
31, 2003. BacTech is required to pay the Company a non-refundable deposit of $250,000 under the Letter Agreement, which is to be applied against the Purchase Price, and is obligated to fund reasonable and necessary holding costs of the Properties from March 25, 2003 through Closing or termination of the Letter Agreement. The payments by BacTech are anticipated to be adequate to fund the overhead costs of the Company through July 31, 2003.
As of the date of this filing, the Company has received an aggregate of $100,000 from BacTech related to the Letter Agreement.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing or other participation arrangements of its Properties and attain profitable operations, or to enter into other business arrangements, including but not limited to the Closing of the BacTech agreement, as discussed above.

Liquidity and Capital Resources

As of March 31, 2003, the Company had negative working capital of $(374,227) made up of current assets of $45,752 and current liabilities of $419,979 including related party liabilities of $255,419. The Company has no source of anticipated working capital other than payments made by or anticipated from BacTech under the Letter Agreement as discussed further above.

Net cash used by operations increased to
$(433,673) for the three months ended March 31,
2003 from $(71,321) for the corresponding
period in 2002, reflecting receipt of $30,000
in management contract payments from Gold
Resource Corporation (GRC), an affiliate of the
Company, in the 2002 period and none during the
2003 period.   Interest received decreased to
$14 in 2003 from  $374 in 2002 related to
interest related to restrictive cash deposits
that secure reclamation costs at the Tonkin
Springs project.   Cash paid to suppliers and
employees increased to $433,297 during 2003 period from $100,968 during the 2002 period, reflecting property lease payments of $156,429 during the 2003 period while the 2002 payments were made during the second quarter of 2002, and increased payments of liabilities due to the sale of stock during 2003. Cash flows from investing activities was $49,804 for 2003 compared to $4,000 in 2002 primarily reflecting a decrease in restrictive time deposits for reclamation bond at Tonkin Springs. Cash flow from financing activities increased to $416,284 in 2003 from $(692) in 2002 primarily reflecting $450,000 in net proceeds from the sale of common stock in 2003 reduced by a $30,000 advance to GRC.

Results of Operations - 2003 Compared to 2002

For the three months ended March 31, 2003, the Company recorded a net loss of $(666,556), or $(.04) per share, compared to a loss for the corresponding period of 2002 of $(361,057) or $(.03) per share. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $27,858 in
2003 to $86,692, reflecting a small increase in salary expense as well as legal costs. Holding costs for the Tonkin Springs property were $290,665 during 2003 compared to $287,581 for
2002 and include allocation of general and administrative expense of $25,062 and $27,227 respectively. During the 2002 period an additional $45,437 of general and administrative cost were allocated to the cost of services provided under the GRC management contract. Stock compensation expense of
$290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder.

GRC's unaudited operating loss for the three month periods ended March 31, 2003 and 2002 is $43,070 and $182,971, respectively, of which the Company's share would be approximately
$12,060 and $45,383, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the three months ended March 31, 2002 totaled $45,537, representing allocation of staff time.

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

                     Other

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED
HEREIN, THE STATEMENTS IN THIS REPORT WHICH
RELATE TO THE COMPANY'S PLANS, OBJECTIVES OR
FUTURE PERFORMANCE MAY BE DEEMED TO BE FORWARD-
LOOKING STATEMENTS.  SUCH STATEMENTS ARE BASED
ON CURRENT EXPECTATIONS OF MANAGEMENT.  ACTUAL
STRATEGIES AND RESULTS MAY DIFFER MATERIALLY
FROM THOSE CURRENTLY EXPECTED BECAUSE OF
FACTORS INCLUDING GOLD PRICE, MINERALIZED
MATERIAL GRADES, METALLURGICAL RECOVERY,
OPERATING COSTS, MARKET VALUATION, AND PROJECT
OPERATOR'S DECISIONS AND PERFORMANCE UNDER THE
TONKIN SPRINGS LIMITED LIABILITY COMPANY, AS
WELL AS OTHER RISKS AND UNCERTAINTIES.


                    PART II

1.    No report required.
2.    No report required.
3.    No report required.
4.    No report required.
5.    No report required.
6.  Exhibits and Reports on Form 8-K.

a.   Exhibits

10.1 Letter Agreement between the Company and
BacTech Enviromet Corporation dated as amended
March 28, 2003 related to the purchase by BacTech of 55% interest in TSLLC from Tonkin
Springs LP, a subsidiary if the Company, (incorporated by reference from the report on Form 8-K dated May 5, 2003, Exhibit 10.1).

99.1*  Certification of President, Chief
Executive Officer and Chairman of the Board pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

99.2*  Certification of Vice President, Chief
Financial Officer and Secretary pursuant to U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K.

On May 6, 2003, the Company filed a Form 8-K dated May 5, 2003, Item 5, Other Events and
Regulation FD Disclosure, with regard to the Letter Agreement between the Company and BacTech Enviromet Corporation dated as Amended
March 28, 2003 related to the proposed
purchase by BacTech of 55% interest in TSLLC from Tonkin Springs LP, a subsidiary of the Company.

*  Filed and included in this Form 10-QSB.

                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated: May 15, 2003
By /s/ William W. Reid
       President and Chairman of the Board

Dated: May 15, 2003
By /s/ William F. Pass, Vice President and
       Chief Financial Officer

              CERTIFICATIONS

I, William W. Reid, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. Gold Corporation;
2.  Based on my knowledge, this quarterly
report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3.  Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4.  I am responsible for, establishing and
maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
By: /s/ William W. Reid
William W. Reid
President and Chairman of the Board


             CERTIFICATIONS

I, William F. Pass, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. Gold Corporation;
2.  Based on my knowledge, this quarterly
report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3.  Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4.  I am responsible for, establishing and
maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
By: /s/ William F. Pass
William F. Pass
Vice President and Chief Financial Officer