Form 10KSB/A
period 2002-12-31
U S GOLD CORP
filed 2003-08-07
CIK 314203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

General and administrative expense decreased $165,871 in 2002 to $330,202 primarily reflecting net increases in allocation of corporate staff and overhead costs to other expense categories as follows: During 2002 allocation of general and administration expense to "TSLLC holding costs" increased $225,375 from $289,034 in 2002 compared to $63,659 for 2001 subsequent to the withdrawal of TSHI late in 2001 as the manager of TSLLC. In addition, general and administrative expense allocated to the GRC management contracts and included in "Exploration expense (costs of services provided to GRC under management contracts)" decreased by $56,492 in 2002 to $129,441, from $185,933 in 2001.

For 2002, holding and other costs for TSLLC totaled approximately $956,356 which includes $170,000 related to advance minimum royalty payment for a mineral property lease, $157,800 in annual claim fees and various permit expenses paid to regulatory agencies, $158,875 in project evaluation costs and $289,034 in allocated overhead expense primarily reflecting corporate staff costs, while for the corresponding period of 2001 Tonkin Springs project holding costs, other than $56,492 in allocated costs, were funded by TSHI.

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

U.S. GOLD CORPORATION

August 7, 2003
/s/ William W. Reid
By William W. Reid
President and Chief Executive Officer

August 7, 2003
/s/ William F. Pass
By William F. Pass
Vice President, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

August 7, 2003
/s/ William W. Reid
By William W. Reid
Chairman of the Board of Directors

August 7, 2003
/s/ David C. Reid
By David C. Reid
Exploration Vice President and Director

August 7, 2003
/s/ John W. Goth
By John W. Goth
Director

August 7, 2003
/s/Richard F. Nanna
By Richard F. Nanna
Director