Form 10QSB
period 2003-06-30
U S GOLD CORP
filed 2003-08-13
CIK 314203

FORM 10-QSB
      U. S. SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

   (Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                                     or
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
     Class              Outstanding as of August 10, 2003
Common Stock,                  17,453,533
$0.10 par value

                     U.S. GOLD CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                Three Month Period Ended  Six Month Period Ended
                        June 30,  June 30,   June 30,   June 30,
                           2003       2002      2003       2002
Revenues:
Management contract fees
 from Gold Resource
 Corporation ("GRC")         $-         $-         $-    $30,000
Interest income           3,369      4,549      3,383      4,923
Gain on sale of assets        -      6,000      4,000     10,000
  Total revenues          3,369     10,549      7,383     44,923

Costs and expenses:
 General and
  Administrative         57,372     29,492    144,064     88,326
 Holding costs of
  Tonkin Springs
  property              121,416    285,143    412,081    572,724
 Exploration expense
  (costs of services
   provided under GRC
   management contract)       -     38,743          -     84,280
 Stock compensation
  Expense                     -          -    290,000          -
 Interest                   268      1,288        658      2,015
 Depreciation             7,370      2,751     10,193      5,503
  Total costs and
   Expenses             186,426    357,417    856,996    752,848

(Loss) before
 income taxes          (183,057)  (346,868)  (849,613)  (707,925)
Provision for
 income taxes                 -          -          -          -
Net (loss)            $(183,057) $(346,868) $(849,613) $(707,925)

Basic and diluted
 per share data:
  Basic                 $(0.01)    $(0.02)    $(0.05)    $(0.05)
  Diluted               $(0.01)    $(0.02)    $(0.05)    $(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

                     U.S. GOLD CORPORATION
                  CONSOLIDATED BALANCE SHEET
                        JUNE 30, 2003
                         (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                   $85,020
 Receivable-BacTech                           12,881
 Prepaid expense                               5,989
  Total current assets                       103,890

Property and equipment, net                   11,888
Investment in affiliate-GRC                        -
Restrictive time deposits
 for reclamation bonding                   1,799,913

Other assets:
  Inactive milling equipment               1,548,097
  Technology license, net
   and other assets                           57,160
  Advance to GRC                              30,000
    Total other assets                     1,635,257

  TOTAL ASSETS                            $3,550,948

LIABILITIES, RESERVE &
  SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and
  accrued liabilities                       $131,856
 Accrued salaries and directors
  fees, related parties                      247,896
 Installment purchase contracts                1,908
 Deferred credit-BacTech purchase
  option payment                             250,000
  Total current liabilities                  631,660

Related party payables, long-term            544,760
Reserve for reclamation                    1,789,978
 Total liabilities, deferred
  credit and reserve                       2,966,398

Shareholders' equity:
 Common stock, $.10 par value,
  18,000,000 shares authorized;
  17,453,533 shares issued
  and outstanding                          1,745,353
 Additional paid-in capital               33,214,223
 Accumulated (deficit)                   (34,375,026)
    Total shareholders' equity               584,550

TOTAL LIABILITIES, RESERVE &
 SHAREHOLDERS' EQUITY                     $3,550,948

The accompanying notes are an integral part of these consolidated financial statements.

              U.S. GOLD CORPORATION
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited)

For the six months ended June 30,       2003       2002

Cash flows from operating
 activities:
  Cash received from
   management contract                     $-   $30,000
  Cash paid to suppliers
   and employees                     (632,225) (555,737)
  Interest received                     3,383     4,923
  Interest paid                          (658)   (2,015)
  Income taxes paid                         -         -
 Cash (used in) operating
  Activities                         (629,500) (522,829)


Cash flows from investing
 activities:
  BacTech option payment              250,000         -
  Decrease in restrictive
   time deposits for
   reclamation bond                    42,449         -
  Payment on license                        -   (20,000)
  Sale of assets                        4,000    10,000
 Cash provided by investing
  Activities                          296,449   (10,000)


Cash flows from financing
 activities:
  Sale of common stock for cash       450,000   673,223
  Borrowing from related parties            -    29,358
  Repayment of borrowing from
   related parties                          -   (29,358)
  Advance to GRC                      (30,000)        -
  Payments on installment
   purchase contracts                  (6,366)   (6,615)
 Cash provided by (used in)
  financing activities                413,634   666,608

Increase in cash and
 cash equivalents                      80,583   133,779
Cash and cash equivalents,
 beginning of period                    4,437    72,089
Cash and cash equivalents,
 end of period                        $85,020  $205,868


Reconciliation of net loss to cash
 (used in) operating activities:
  Net (loss)                        $(849,613) $(707,925)
  Items not requiring cash:
   Stock compensation expense         290,000          -
   Depreciation                        10,193      5,503
   (Increase) in other assets
    related to operations              (4,358)   (15,331)
   Increase (decrease) in
    liabilities related to
    operations                        (75,722)   194,924
Cash (used in) operating activities $(629,500) $(522,829)

The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

Certain adjustments have been made in the financial statements for June 30, 2002 to conform to accounting and financial statement presentation for the period ended June 30, 2003. The changes had no effect on Net (loss) for the three or six month periods ended June 30, 2002.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A as of December 31, 2002.

Per Share Amounts: Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (17,453,533 and 17,209,089 for the three and six month periods ended June 30, 2003 and 14,362,819 and 14,194,326 for the corresponding periods of 2002). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 2003 warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Inactive Milling Equipment: The Company carries mining assets located at the Tonkin Springs project as inactive milling equipment. The Board of Directors periodically, but not less than annually, assesses the net realizable value of the inactive milling equipment. During 2003 the Company utilized a third party engineering firm to assess the liquidation value of these assets. As a result of this assessment management has concluded that there is no impairment on the Company's inactive milling equipment as of June 30, 2003.

Technology License: The Company amortizes an acquired technology license on a straight-line basis over its useful life, which is estimated to be 5 years.

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" which the Company adopted effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The Company has recorded a reserve for reclamation based on regulatory agency approved estimates of the costs to reclaim the Tonkin Springs property. The Company has restrictive cash securities in excess of the full estimated amount of reclamation. Therefore, the adoption of SFAS 143 did not have any material impact on the Company's financial position, results of operations or cash flows.

2.  Tonkin Springs Project

As of June 30, 2003, the Company, through subsidiaries, owned 100% of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin Springs gold mine property located in Eureka County, Nevada. As discussed further below, effective July 31, 2003, the Company sold a 55% interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Enviromet Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol YBA).

Effective July 31, 2003, Tonkin Springs Venture Limited Partnership ("TSLVP"), a Nevada limited partnership owned 100% by subsidiaries of the Company, closed the sale of 55% equity ownership interest in TSLLC to BacTech Nevada. The Company, through subsidiaries, owns the remaining 45% equity ownership interest in TSLLC. BacTech Nevada has assumed management and funding responsibilities for TSLLC. This closing was the transaction contemplated under a letter agreement between the Company and BacTech dated March 25, 2003 (the "Letter Agreement"), whereby BacTech had the right to purchase the interest in TSLLC. BacTech paid $250,000 associated with the Letter Agreement which amount has been reflected as a deferred credit on the Consolidated Balance Sheet at June 30, 2003, and which amount will be applied against the purchase price upon BacTech successfully closing the requisite financing.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC is $1,750,000 plus a funding obligation of $12 million to TSLLC. BacTech Nevada has paid a total of $400,000 of the purchase price to date, including the $250,000 paid with the Letter Agreement, with an additional $600,000 payment due October 31, 2003 and the remaining $750,000 to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

Under the Letter Agreement BacTech was required to reimburse the Company for the holding costs at the Tonkin Springs property from March 25, 2003 through the date of the closing, which approximated $68,500. Through June 30, 2003, the amount of such holding costs was $46,553, which was applied to reduce the holding cost of Tonkin Springs property for Statement of Operations presentation.

The Company and BacTech Nevada have amended and restated both the Member's Agreement and the Operating Agreement of the TSLLC to reflect the July 31, 2003 transaction. Those agreements provide for cash distributions from TSLLC (the "Distributions"), if any, prior to BacTech Nevada recovering its Funding Obligation under sliding scale related to the gold price which varies as to Distributions to BacTech Nevada from 55% at $360 per ounce gold and above to 80% for a gold price below $320 per ounce. After BacTech Nevada has received Distributions equal to its Funding Obligation of $12 million, then all Distributions shall be 55% to BacTech Nevada and 45% to the Company.

3.  Shareholders' Equity

During January 2003, the Company entered into a subscription agreement with Resource Investment Trust, plc ("RIT") for the sale of 1,000,000 shares of restricted common stock at $.45/share for net proceeds of $450,000. RIT is the Company's largest shareholder, owning approximately 19.6% of the outstanding shares as of June 30, 2003. Because RIT is a significant shareholder of the Company and the stock was issued below its market price at the date of the closing of the transaction, the Company recognized stock compensation expense of $290,000.

After the transaction with RIT the Company has no available shares of common stock to meet future financing needs. The Company is considering requesting its shareholders to approve an increase to the authorized capital of the Company. It takes the affirmative vote of two-thirds of the outstanding shares to approve an increase to the authorized number of shares of the Company and the approval of this number of outstanding shares may be difficult to obtain.

Effective April 30, 2003, the Company and Excalibur Limited Partnership ("Excalibur") agreed to amend the exercise price of warrants and term for the purchase of 428,572 shares of stock of the Company from $.53 per share to $.30 per share (the market price of the shares on April 30, 2003) and to extend the exercise period under the warrants from May 30, 2004 to May 30, 2006. In exchange, Excalibur agreed to forgive amounts owed currently and in the future related to penalties incurred by the Company for failure to have filed an effective registration statement with the Securities and Exchange Commission for their purchased shares and warrants. While the Company has filed a registration statement with the Securities and Exchange Commission, it has not been declared effective to date. Penalties forgiven by Excalibur aggregated $25,500, which was credited to Additional paid-in capital on the Consolidated Balance Sheet as of June 30, 2003.

4.  Related Party Transactions-Gold Resource Corporation

The Company owns 1,280,000 shares of common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, which shares were earned by the Company under a management contract with GRC that expired December 31, 2001 (the "2000 Management Contract"). The 1,280,000 shares represent approximately 27% of GRC's capitalization as of June 30, 2003. Through its stock ownership in GRC the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating two mineral properties in Mexico.

During 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. This advance has been classified as a non-current receivable as of June 30, 2003. GRC is involved in efforts to raise funds through the sale of its common stock in order to fund its exploration programs, property maintenance costs and corporate overhead.

William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, have approximately 34% aggregate direct and beneficial ownership of GRC as of June 30, 2003.

Effective January 1, 2002, the Company and GRC entered into a management contract (the "2002 Management Contract") which expired by its term December 31, 2002. Under the 2002 Management Contract the Company was to be paid $30,000 per month to provided general management of GRC business activities. During the six months ended June 30, 2002, GRC paid only $30,000 to the Company under the 2002 Management Contract, which the Company recognized as revenues.

The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract were assessed by the Company to have indeterminable market value and the investment was therefore recorded at zero basis. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the six month periods ended June 30, 2003 and 2002 is $90,463 and $364,419, respectively, of which the Company's share would be approximately $24,678 and $112,013, respectively. The unaudited balance sheet of GRC as of June 30, 2003 reflects total assets of $8,046 and liabilities to vendors, contractors, consultants and officers of $402,739, including $330,000 payable to the Company for services under the 2002 Management Contract (which the Company will not recognize as revenue until receipt from GRC is reasonably assured), $30,000 for an advance to GRC made by the Company in 2003, and a shareholders' (deficit) of $(394,692). The overhead expense of the Company allocated to the 2002 GRC Management Contract for the three and six month periods ended June 30, 2002 and classified as Exploration expense (cost of services provided under GRC management contract) totaled $38,743 and $84,280, respectively, representing allocation of staff time.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Tonkin Springs (the "Properties") is the only direct property interest of the Company and is reflected at June 30, 2003 by 100 percent ownership by subsidiaries of the Company of Tonkin Springs LLC ("TSLLC"). Effective July 31, 2003, the Company sold a 55% interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a subsidiary of BacTech Enviromet Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol YBA), discussed further below. Through July 31, 2003, the Company maintained the Properties on a care and maintenance basis.

Effective July 31, 2003 Tonkin Springs Venture Limited Partnership ("TSLVP"), a Nevada limited partnership owned 100% by subsidiaries of the Company, closed the sale of 55% equity ownership interest in TSLLC to BacTech Nevada. The Company, through subsidiaries, owns the remaining 45% equity ownership interest in TSLLC. With the closing BacTech Nevada assumed manager and funding responsibilities for TSLLC. This closing was the transaction contemplated under a letter agreement between the Company and BacTech dated March 25, 2003 (the "Letter Agreement"), whereby BacTech had the right to purchase the interest in TSLLC.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC is $1,750,000 (the "Purchase Price") plus a funding obligation of $12 million to TSLLC. Including the $250,000 paid by BacTech with the Letter Agreement and the $150,000 paid by BacTech Nevada at the closing, BacTech Nevada has paid a total of $400,000 of the Purchase Price to date. An additional $600,000 payment from BacTech Nevada to the Company is due October 31, 2003 with the remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

Under the Letter Agreement, BacTech will reimburse the Company for the holding costs at Tonkin Springs from March 25, 2003 through the date of the closing, which was estimated to be $68,500.

Changes in Financial Condition

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company has experienced losses for the six months ended June 30, 2003 of $849,613 and for the year ended December 31, 2002 of $1,375,459. During the six months ended June 30, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. The Company has no remaining available shares of common stock to sell to raise additional funding.

With the closing of the Bactech Nevada transaction effective July 31, 2003, the Company received $150,000 payment on the Purchase Price which it anticipates will be adequate to fund corporate costs through October 31, 2003. In addition, BacTech is required to pay an additional $600,000 of the Purchase Price by October 31, 2003. If BacTech makes the required $600,000 payment due October 31, 2003, such payment is anticipated to be adequate to fund corporate costs for up to an additional twelve months.

The Company is dependent upon the financial performance of BacTech Nevada. The Company may also seek to secure other financings, or, if BacTech fails to perform as required, to seek other participation arrangements of its Properties and, ultimately, to attain profitable operations, or to enter into other business arrangements.

Liquidity and Capital Resources

As of June 30, 2003, the Company had negative working capital of $(527,770) made up of current assets of $103,890 and current liabilities of $631,660, including related party liabilities of $247,896 and the deferred credit for the BacTech purchase option payment. The Company has no source of anticipated working capital other than these payments from BacTech Nevada.

Net cash used by operations increased to $(629,500) for the six months ended June 30, 2003 from $(522,829) for the corresponding period in 2002, reflecting receipt of $30,000 in management contract payments from Gold Resource Corporation ("GRC"), an affiliate of the Company, in the 2002 period and none during the 2003 period. Interest received decreased to $3,383 in 2003 from $4,923 in 2002 related to interest related to restrictive cash deposits that secure reclamation costs at the Tonkin Springs project. Cash paid to suppliers and employees increased to $632,225 during 2003 period from $555,737 during the 2002 period, reflecting increased compensation payments to employees under employment contracts while during the 2002 period a portion of salary expense went unpaid, and increased payments to suppliers funded by the sale of stock during 2003. Cash flows from investing activities was $296,449 for 2003 compared to $(10,000) in 2002 primarily reflecting the $250,000 BacTech option payment and a $42,449 decrease in restrictive time deposits for reclamation bond at Tonkin Springs both in the 2003 period, and the $20,000 technology license payment in the 2002 period.

Cash flow from financing activities decrease to $413,634 in 2003 from $666,608 in 2002 primarily reflecting $450,000 in proceeds from the sale of common stock and a $30,000 advance to GRC, while during the 2002 period $673,223 in net proceeds was raised from the sale of common stock.

Results of Operations - 2003 Compared to 2002

For the six months ended June 30, 2003, the Company recorded a net loss of $(849,613), or $(.05) per share, compared to a loss for the corresponding period of 2002 of $(707,925) or $(.05) per share. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $55,738 in 2003 to $144,064, primarily reflecting $14,000 of increased investor relations expenses, $12,000 in penalties related to registration obligations, and an increase of approximately $13,000 in legal and accounting costs primarily related to registration filings with the Securities and Exchange Commission. During the 2003 period $220,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $160,155 of such allocations were made in the 2002 period. However, in the 2002 period $84,280 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during the 2003 period. Holding costs for the Tonkin Springs property were $412,081 during 2003 compared to $572,724 for 2002 and, as noted above, include allocation of corporate office general and administrative expense of $220,613. Holding costs for the Tonkin Springs property was reduced in the 2003 period by $46,553 representing cost reimbursement from BacTech as provided in the option agreement and by $36,000, representing a reduction of reclamation liability related to the property. In addition, during the 2002 period claim fees of $155,307 were paid early and expensed while such costs will be paid when due during the third quarter of 2003. Stock compensation expense of $290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder at a price below the market price of the shares on the date of the transaction. Depreciation expense increased during the 2003 period to $10,193 from $5,503 during 2002 primarily reflecting amortization of capitalized license fees commencing during 2003.

For the three months ended June 30, 2003, the Company recorded a net loss of $(183,057) or $(.01) per share, compared to a loss for the corresponding period of 2002 of $(346,868) or $(.02) per share. General and administrative expense increased $27,880 in 2003 to $57,372, reflecting a small increase in salary expense as well as legal and accounting costs. Holding costs for the Tonkin Springs property were $121,416 for the three months ended June 30, 2003 compared to $285,143 for the 2002 period and include allocation of general and administrative expense of $109,331 and $90,359 respectively. The 2003 period holding costs reflected reduction of costs of $46,553 representing cost reimbursement from BacTech as provided in the option agreement. During the 2002 period an additional $38,743 of general and administrative cost were allocated to the cost of services provided under the GRC management contract while no similar allocation was made during the 2003 period. Depreciation increased during the 2003 period primarily reflecting amortization of capitalized license fees commencing during 2003.

GRC's unaudited operating loss for the six month periods ended June 30, 2003 and 2002 is $90,463 and $364,419, respectively, of which the Company's share would be approximately $24,678 and $112,031, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the six months ended June 30, 2002 totaled $84,280, representing allocation of staff time.

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

10.2 Purchase Agreement between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003, (incorporated by reference from the report on Form 8-K, Item 5, dated August 6, 2003, Exhibit 10.1).

10.3 Amended and Restated Member's Agreement to the Tonkin Springs LLC between Tonkin Springs Venture L.P., U.S. Environmental Corporation and BacTech Nevada Corporation dated effective July 31, 2003, (incorporated by reference from the report on Form 8-K, Item 5, dated August 6, 2003, Exhibit 10.2).

10.4 Amended and Restated Operating Agreement to the Tonkin Springs LLC between Tonkin Springs Venture L.P., U.S. Environmental Corporation and BacTech Nevada Corporation dated effective July 31, 2003, (incorporated by reference from the report on Form 8-K, Item 5, dated August 6, 2003, Exhibit 10.3).

99.1* Certification of President, Chief Executive Officer and Chairman of the Board pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of Vice President, Chief Financial Officer and Secretary pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K.

On May 5, 2003, the Company reported on Form 8-K, Item 5, regarding the Letter Agreement with BacTech Enviromet Corporation whereby BacTech had the option to purchase a 55% interest in Tonkin Springs LLC from subsidiaries of the Company through July 31, 2003.

*  Filed and included in this Form 10-QSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORPORATION

Dated: August 13, 2003      By /s/ William W. Reid, President
                            and Chairman of the Board

Dated: August 13, 2003      By /s/ William F. Pass, Vice
                            President and Chief Financial
                            Officer