Form 10KSB/A
period 2002-12-31
U S GOLD CORP
filed 2003-09-08
CIK 314203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-2

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

10.18 Non-exclusive Agreement to seek funding dated December 17, 2001 between jointly U.S. Gold Corporation and Gold Resource Corporation, and IBK Capital Corp. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002 filed April 11, 2003, Exhibit 10.18).

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

10.39 Gold Resource Corporation Share Subscription Agreement among U.S. Gold Corporation, William W. Reid, David C. Reid, RMB International (Dublin) Limited, and Gold Resource Corporation dated May 6, 2002. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002 filed April 11, 2003, Exhibit 10.39).

10.40 Letter agreement between the Company and IBK Capital Corp. dated November 1, 2002 regarding non-exclusive assistance of IBK to seek corporate transaction for the Company. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, Exhibit 10.40).

10.41 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William W. Reid and the Company dated March 17, 2003. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, filed April 11, 2003, Exhibit 10.41).

10.42 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William F. Pass and the Company dated March 17, 2003. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, filed April 11, 2003, Exhibit 10.42).

10.43 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David
        C. Reid and the Company dated March 17, 2003. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, filed April 11, 2003, Exhibit 10.43).

10.44 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John
        W. Goth and the Company dated March 17, 2003. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, filed April 11, 2003, Exhibit 10.44).

10.45 Letter Agreement by and between William W. Reid and the Company dated March 31, 2003 amending the Employment Agreement dated July 21, 1998, As Amended. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, filed April 11, 2003, Exhibit 10.45).

21. Subsidiaries of the Company (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2001, Exhibit 21).

23.1 Consent of Stark Winter Schenkein & Co., LLC, to the incorporation by reference of their audit report dated March 18, 2003, in the Company's Form S-8. (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, filed April 11, 2003, Exhibit 23.1).

*99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

U.S. GOLD CORPORATION

September 5, 2003
/s/ William W. Reid
By William W. Reid
President and Chief Executive Officer

September 5, 2003
/s/ William F. Pass
By William F. Pass
Vice President, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

September 5, 2003
/s/ William W. Reid
By William W. Reid
Chairman of the Board of Directors

September 5, 2003
/s/ David C. Reid
By David C. Reid
Exploration Vice President and Director

September 5, 2003
/s/ John W. Goth
By John W. Goth
Director

September 5, 2003
/s/Richard F. Nanna
By Richard F. Nanna
Director

CERTIFICATIONS

I, William W. Reid, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A-2 of U.S. Gold
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 5, 2003
By: /s/ William W. Reid
William W. Reid
President and Chairman of the Board

CERTIFICATIONS
I, William F. Pass, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A-2 of U.S. Gold
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 5, 2003
By: /s/ William F. Pass
William F. Pass
Vice President, Chief Financial Officer and Secretary