Form 10QSB/A
period 2003-06-30
U S GOLD CORP
filed 2003-09-08
CIK 314203

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Tonkin Springs (the "Properties") is the only direct property interest of the Company and is reflected at June
30, 2003 by 100 percent ownership by subsidiaries of the Company of Tonkin Springs LLC ("TSLLC"). Effective July
31, 2003, the Company sold a 55% interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a subsidiary of BacTech Enviromet Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-
Venture Exchange (symbol YBA), discussed further below.
Through July 31, 2003, the Company maintained the
Properties on a care and maintenance basis.

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

10.2 Purchase Agreement between Tonkin Springs Venture L.P.
and BacTech Nevada Corporation dated effective July 31,
2003, (incorporated by reference from the report on Form 8-
K, Item 5, dated August 6, 2003, Exhibit 10.1).

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

31.1* Certification of President, Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*  Certification of Vice President and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*    Certification of (i) President, Chief Executive
Officer and Chairman of the Board, and (ii) Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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