Form 10QSB
period 2003-09-30
U S GOLD CORP
filed 2003-11-13
CIK 314203

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or
 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                to
                                         --------------    ---------------

                          Commission file number 0-9137

                              U.S. GOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                             84-0796160
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                             Outstanding as of November 12, 2003
Common Stock, $0.10 par value                          18,436,061


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                          U.S. GOLD CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                               Three Month Period Ended                Nine Month Period Ended
                                                                    September 30,                          September 30,
                                                           ---------------------------------       --------------------------------
                                                                2003               2002                2003                2002
                                                                ----               ----                ----                ----
Revenues:
Recognized gain on sale of TSLLC
   interest to BacTech Nevada                               $   200,275         $        --         $   200,275         $        --
Management contract fees from
  Gold Resource Corporation ("GRC")                                  --                  --                  --              30,000
Interest income                                                  13,821               1,775              17,203               6,698
Gain on sale of other assets                                         --               5,498               4,000              15,498
                                                            -----------         -----------         -----------         -----------
  Total revenues                                                214,096               7,273             221,478              52,196
                                                            -----------         -----------         -----------         -----------




Costs and expenses:
 General and administrative                                     196,505             157,192             340,569             245,518
 Holding costs of Tonkin Springs
   property                                                      30,970             229,379             449,718             802,103
 Exploration expense (costs of
   services  provided under GRC
   management contract)                                              --              27,444                  --             111,724
 Stock compensation expense                                          --                  --             290,000                  --
 Realization reserve-GRC stock                                  363,165                  --             363,165                  --
 Interest                                                           370                 690               1,028               2,705
 Depreciation                                                     4,037               2,820               7,563               8,323
                                                            -----------         -----------         -----------         -----------
  Total costs and expenses                                      595,047             417,525           1,452,043           1,170,373
                                                            -----------         -----------         -----------         -----------

(Loss) before income taxes                                     (380,951)           (410,252)         (1,230,564)         (1,118,177)
                                                            -----------         -----------         -----------         -----------
Provision for income taxes                                           --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------
Net (loss)                                                  $  (380,951)        $  (410,252)        $(1,230,564)        $(1,118,177)
                                                            ===========         ===========         ===========         ===========

Basic and diluted per share data:
 Basic                                                      $     (0.02)        $     (0.03)        $     (0.07)        $     (0.07)
                                                            ===========         ===========         ===========         ===========
 Diluted                                                    $     (0.02)        $     (0.03)        $     (0.07)        $     (0.07)
                                                            ===========         ===========         ===========         ===========




                  The accompanying notes are an integral part of these consolidated financial statements.


                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                         $     65,649
 Accounts receivable-BacTech Nevada                                     781,702
 Prepaid expense                                                          3,079
                                                                   ------------
  Total current assets                                                  850,430
                                                                   ------------

Accounts receivable-BacTech Nevada (non-current)                        548,743
                                                                   ------------
Property and equipment, net                                               9,519
                                                                   ------------
Investment in GRC                                                            --
                                                                   ------------
Investment in Tonkin Springs LLC                                        752,751
                                                                   ------------
Other assets                                                              4,148
                                                                   ------------

  TOTAL ASSETS                                                     $  2,165,591
                                                                   ============

LIABILITIES, DEFERRED REVENUE
& SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    145,446
 Accrued salaries and directors fees, related parties                   248,896
 Installment purchase contracts                                             108
                                                                   ------------
  Total current liabilities                                             394,450
                                                                   ------------

Related party payables, long-term                                       544,760
                                                                   ------------
 Total liabilities                                                      939,210
                                                                   ------------

Deferred revenue, sale of interest to BacTech Nevada                    659,643
                                                                   ------------
Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 18,126,061 shares issued and outstanding               1,812,607
 Additional paid-in capital                                          33,510,109
 Accumulated (deficit)                                              (34,755,978)
                                                                   ------------
    Total shareholders' equity                                          566,738
                                                                   ------------
 TOTAL LIABILITIES, DEFERRED
 REVENUE & SHAREHOLDERS' EQUITY                                    $  2,165,591
                                                                   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                              U.S. GOLD CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                                   Nine Months Ended  September 30,
                                                                                                  ----------------------------------
                                                                                                       2003                 2002
                                                                                                       ----                 ----
Cash flows from operating activities:
 Cash received from management contract                                                           $        --           $    30,000
 Cash paid to suppliers and employees                                                                (787,537)             (862,533)
 Interest received                                                                                      3,942                 6,698
 Interest paid                                                                                         (1,028)               (2,705)
 Income taxes paid                                                                                         --                    --
                                                                                                  -----------           -----------
 Cash (used in) operating activities                                                                 (784,623)             (828,540)
                                                                                                  -----------           -----------
Cash flows from investing activities:
BacTech Nevada purchase price payments                                                                400,000                    --
Payment on license                                                                                         --               (20,000)
Sale of assets                                                                                          4,000                15,498
                                                                                                  -----------           -----------
 Cash provided by (used in) investing activities                                                      404,000                (4,502)
                                                                                                  -----------           -----------

Cash flows from financing activities:
Sale of common stock for cash                                                                         450,000               818,154
Borrowing from related parties                                                                             --                29,358
Repayment of borrowing from related parties                                                                --               (29,358)
Advance to GRC                                                                                        (30,000)              (30,000)
Repayment of advance from GRC                                                                          30,000                    --
Payments on installment purchase contracts                                                             (8,165)               (9,569)
                                                                                                  -----------           -----------
 Cash provided by financing activities                                                                441,835               778,585
                                                                                                  -----------           -----------
Increase (decrease) in cash and cash equivalents                                                       61,212               (54,457)
Cash and cash equivalents, beginning of period                                                          4,437                72,089
                                                                                                  -----------           -----------
Cash and cash equivalents, end of period                                                          $    65,649           $    17,632
                                                                                                  ===========           ===========

Reconciliation of net (loss) to cash (used in) operating activities:
 Net (loss)                                                                                       $(1,230,564)          $(1,118,177)
 Items not requiring or providing cash:
   Accrued interest income                                                                            (13,262)                   --
   Stock compensation expense                                                                         290,000                    --
   Realization reserve-GRC stock                                                                      363,165                    --
   Depreciation                                                                                         7,563                 8,323
   (Increase) in assets related to operations                                                        (170,026)              (37,671)
   Increase (decrease) in liabilities related to operations                                           (31,499)              318,985
                                                                                                  -----------           -----------
Cash (used in) operating activities                                                               $  (784,623)          $  (828,540)
                                                                                                  ===========           ===========


                                                U.S. GOLD CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                                                    (Unaudited)
                                                                                                   Nine Months Ended  September 30,
                                                                                                  ----------------------------------
                                                                                                       2003                 2002
                                                                                                       ----                 ----

These statements exclude the following non-cash finance and investing activities:
  Stock issued to RMB in exchange for GRC shares                                                  $   363,165           $        --
                                                                                                  ===========           ===========
  Deferred Credit-BacTech Nevada                                                                  $   659,643           $        --
                                                                                                  ===========           ===========
  Net assets transferred to BacTech Nevada in purchase                                            $ 2,432,164           $        --
                                                                                                  ===========           ===========
  Account receivable BacTech Nevada                                                               $ 1,730,445           $        --
                                                                                                  ===========           ===========
  TSLLC Investment                                                                                $ 1,567,422           $        --
                                                                                                  ===========           ===========




                   The accompanying notes are an integral part of these consolidated financial statements.


                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

Certain adjustments have been made in the financial statements for September 30, 2002 to conform to accounting and financial statement presentation for the period ended September 30, 2003. The changes had no effect on Net (loss) for the three or nine month periods ended September 30, 2002.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A as of and for the year ended December 31, 2002.

BASIS OF CONSOLIDATION: Prior to July 31, 2003 the consolidated financial statements of the Company included the accounts of Tonkin Springs LLC ("TSLLC"). With the sale of 55% interest in TSLLC to BacTech Nevada effective July 31, 2003, the Company has reflected its 45% interest in TSLLC as an equity investment for balance sheet presentation. The results of operations of TSLLC through July 31, 2003 are included in the consolidated statement of operations as of September 30, 2003.

Under the TSLLC agreement effective July 31, 2003, BacTech Nevada is required to fund the first $12 million of expenditures for TSLLC activities and operations (the "Funding Obligations"). After the Funding Obligation is satisfied and if additional cash calls are required to fund TSLLC activities, BacTech Nevada and the Company are required to fund TSLLC according to their respective ownership interest. Therefore, BacTech Nevada is and will be credited through equity contributions to TSLLC with payments of its Funding Obligation and likewise will recognize the full results of operations in its TSLLC equity account and any tax benefits related thereto. The Company will not record its proportionate share of results of operations of TSLLC until the Funding Obligation is satisfied unless TSLLC commences profitable commercial operations prior to the Funding Obligation being satisfied.

PER SHARE AMOUNTS: Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (17,468,463 and 17,402,910 for the three and nine month periods ended September 30, 2003 and 16,383,533 and 14,958,533 for the corresponding periods of 2002). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of September 30, 2003 warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" which the Company adopted effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. Within its investment balance in TSLLC, the Company reflects its share of property reclamation at Tonkin Springs based on regulatory agency approved estimates of the costs to reclaim the Tonkin Springs property. TSLLC, in turn, has restrictive cash securities in excess of the 100% estimated amount of reclamation (see Note 2 Tonkin Springs Project). Therefore, the adoption of SFAS 143 did not have any material impact on the Company's financial position, results of operations or cash flows.

2.   TONKIN SPRINGS PROJECT

As of September 30, 2003, the Company, through subsidiaries, owns 45% of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Enviromet Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol YBA). BacTech Nevada has assumed management and funding responsibilities for TSLLC effective July 31, 2003.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 plus a funding obligation of $12 million to TSLLC. BacTech Nevada had paid a total of $400,000 of the purchase price through September 30, 2003. In addition, a $600,000 purchase price payment was made by BacTech Nevada on October 31, 2003. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through September 30, 2003, BacTech Nevada has reported that it has spend approximately $757,713 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the total $1,750,000 purchase price payments of BacTech Nevada is $1,717,183. The Company's gain of $859,918 on the sale to BacTech Nevada consists of $200,275 which has been recognized in income at September 30, 2003 and $659,643 which will be recognized in income as purchase price payments are received from BacTech Nevada. As of September 30, 2003, the Company had accrued interest of $13,262 related to the BacTech Nevada purchase price obligations.

Under a letter agreement dated March 25, 2003, BacTech purchased the 55% interest in TSLLC effective as of July 31, 2003. As provided under that agreement BacTech reimbursed the Company for the holding costs at the Tonkin Springs property from March 25, 2003 through July 31, 2003 in the amount of approximately $68,500.

The Company and BacTech Nevada have amended and restated both the Member's Agreement and the Operating Agreement of TSLLC to reflect the July 31, 2003

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


transaction. As amended, those agreements provide that until BacTech Nevada has recovered its Funding Obligation, cash distributions from TSLLC (the "Distributions"), if any, shall be made based upon a sliding scale related to the gold price in effect from time to time. Pursuant to the sliding scale, Distributions to BacTech Nevada will range from 55% at $360 or more per ounce gold to 80% at $320 or less per ounce gold. After BacTech Nevada has received Distributions equal to its Funding Obligation of $12 million, then all Distributions shall be 55% to BacTech Nevada and 45% to the Company.

Set forth below are the unaudited summarized statement of operations of Tonkin Springs LLC for the period ended September 30, 2003 (subsequent to the transaction with BacTech Nevada which was effective July 31, 2003), and the unaudited summarized balance sheet of Tonkin Springs LLC as of September 30, 2003, both as reported to the Company by BacTech Nevada. All costs have been funded by BacTech Nevada.

         STATEMENT OF OPERATIONS                       Period Ended
                                                    September 30, 2003
                                                    ------------------
                                                        (Unaudited)
         Property holding and
          evaluation costs                              $  737,313
         Reclamation costs                                  20,400
                                                        ----------
           Total expenses                                  757,713
                                                        ----------
         Net loss                                       $ (757,713)
                                                        ==========

         BALANCE SHEET                               September 30, 2003
                                                     ------------------
                                                        (Unaudited)
         Assets:
          Property, plant, equipment, net               $5,000,000
          Restricted time deposit for
           reclamation bond                              1,820,951
         Other assets                                       51,334
                                                        ----------
         Total assets                                   $6,872,285
                                                        ==========

         Liabilities, Reserve and Members' Equity:
         Accounts payable and accrued liabilities       $        -
         Reserve for reclamation                         1,810,377
                                                        ----------
           Total liabilities and reserve                 1,810,377
                                                        ----------

         Members' Equity-
           BacTech Nevada
             Contributions                                 757,713
             Net loss                                     (757,713)
                                                        ----------
              Total BacTech Equity                               -
                                                        ----------

           Total U.S. Gold subsidiaries equity           5,061,908
                                                        ----------
             Total members equity                        5,061,908
                                                        ----------
         Total liabilities, reserves and
          members' equity                               $6,872,285
                                                        ==========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


The current estimate of total reclamation costs of the Tonkin Springs properties is $1,810,377 as of September 30, 2003. The Company reflects $814,671 as its shares of such obligation in its TSLLC investment balance based on its 45% interest in TSLLC. Actual reclamation, generally, will be commenced upon the completion of operations at the properties. Bonding of reclamation under various Nevada and Federal Bureau of Land Management agencies is the responsibility of TSLLC under the terms of the Tonkin Springs LLC. As of September 30, 2003, TSLLC had bonds posted in the aggregate amount of $1,820,951 with the required governmental agencies secured by a restricted cash time deposit.

3.   SHAREHOLDERS' EQUITY

Effective September 19, 2003, the shareholders of the Company approved an amendment to its Articles of Incorporation increasing the capital of the Company from 18,000,000 common shares to 35,000,000 common shares. With the increase to the authorized capital of the Company agreements with executive officers of the Company and a non-executive director to refrain from exercise of certain stock option agreements, covering an aggregate of 1,930,400 shares of common stock of the Company, were terminated and those stock option agreements are now fully exercisable.

During January 2003, the Company entered into a subscription agreement with Resource Investment Trust, plc ("RIT") for the sale of 1,000,000 shares of restricted common stock at $.45 per share for net proceeds of $450,000. RIT is the Company's largest shareholder, owning approximately 17.5% of the outstanding shares as of September 30, 2003. Because RIT is a significant shareholder of the Company and the stock was issued below its market price at the date of the closing of the transaction, the Company recognized stock compensation expense of $290,000.

On April 30, 2003, the Company and Excalibur Limited Partnership ("Excalibur") agreed to reduce the exercise price of warrants held by Excalibur for the purchase of 428,572 shares of stock of the Company from $.53 per share to $.30 per share (the market price of the shares on April 30, 2003) and to extend the exercise period under the warrants from May 30, 2004 to May 30, 2006. In exchange, Excalibur agreed to forgive current and future penalties incurred by the Company for failure to have an effective registration statement with the Securities and Exchange Commission for the Excalibur purchased shares and warrants. While the Company has filed a registration statement with the Securities and Exchange Commission, it has not been declared effective to date. Penalties forgiven by Excalibur aggregated $25,500, which was credited to Additional paid-in capital on the Consolidated Balance Sheet during the second quarter of 2003.

Effective September 30, 2003, the Company acquired the 675,676 shares of Gold Resource Corporation ("GRC") common stock owned by RMB International (Dublin) Ltd. ("RMB") in exchange for 672,528 shares of unregistered common shares of the Company valued at $0.54 per share (for an aggregate value of $363,165). The Company has filed a registration statement with the Securities and Exchange Commission covering the shares issued to RMB but it has not been declared effective to date. This transaction with RMB terminates the "Bring Along Obligation" under a subscription agreement dated May 6, 2002 that obligated the Company and the founders of GRC, under certain circumstances, to sell some or all of their shares of GRC to a third party on a pari passu basis along with all of the shares owned by RMB, and which gave RMB the contingent right to seek and negotiate such sale for up to 51% of the then outstanding shares of GRC. The independent directors of the Company unanimously approved this transaction with RMB (see Note 4 below).

4.   GOLD RESOURCE CORPORATION

As of September 30, 2003, the Company owned 1,956,676 shares of common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


company. This ownership includes the acquisition of GRC shares from RMB as discussed above and represents approximately 40% of GRC's capitalization as of September 30, 2003.

GRC is currently evaluating a gold property in the state of Oaxaca, Mexico, designated as GRC's "El Aguila" property which GRC leased in November 2002. In August 2003, GRC entered into an agreement with Canyon Resources Corporation, a public company with shares traded on the American Stock Exchange under the symbol "CAU" ("Canyon"), whereby Canyon could earn a 50% interest in the El Aguila property from GRC in exchange for funding $3.5 million in exploration and development cost at that property. That agreement provides various dates for Canyon to commit to funding of portions of the $3.5 million. Under certain circumstances, Canyon may receive shares of GRC stock, valued at $0.50 per share, upon the withdrawal of Canyon from additional funding and prior to Canyon earning its 50% interest in El Aguila. The initial funding commitment from Canyon was $200,000, which has been received by GRC. The initial exploration drilling program at El Aguila was completed in September 2003 and included approximately 6,000 feet of drilling. Results of the initial drilling program are being evaluated, and Canyon has until November 20, 2003 to commit to GRC for the next phase of funding for El Aguila in the amount of $300,000.

During August 2003 GRC dropped its lease of the Zimapan Project, a silver/lead/zinc mining property in the state of Zimapan, Mexico.

During 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. GRC had repaid these advances as of September 30, 2003. These loans were approved by the then independent directors of the Company, consisting of Mr. John W. Goth and Mr. Richard F. Nanna.

William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, had approximately 33% aggregate direct and beneficial ownership of GRC as of September 30, 2003.

Effective January 1, 2002, the Company and GRC entered into a management contract (the "2002 Management Contract") which expired by its term December 31, 2002. Under the 2002 Management Contract the Company was to be paid $30,000 per month to provided general management of GRC business activities. During 2002 GRC paid only $30,000 to the Company under the 2002 Management Contract which the Company recognized as revenues. The Company and GRC determined not to enter into a management contract for 2003.

The shares of GRC are not currently publicly traded. The 1,280,000 shares of GRC earned under the 2000 Management Contract were assessed by the Company to have indeterminable market value and the investment was therefore recorded at zero basis. The 675,676 shares of GRC acquired from RMB in September 30, 2003 in exchange for 672,528 shares of restricted shares of the Company's common stock (for an aggregate value of $363,165) were likewise assessed by the Company to have indeterminable market value. As a result, a reserve for realization of the cost of those shares has been fully established with an expense charge of $363,165 recognized during the quarter ended September 30, 2003.

Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. As presented below, GRC's unaudited operating loss for the nine month periods ended September 30, 2003 and 2002 was $281,707 and $493,203, respectively, of which the Company's share would be approximately $74,500 and $152,582, respectively.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Set forth below are the unaudited balance sheet of GRC as of September 30, 2003 and the unaudited statement of operations for the nine months ended September 30, 2003 and 2002. The $330,000 payable to the Company relates to the services under the 2002 Management Contract (which the Company will not recognize as revenue until receipt from GRC is reasonably assured). The $200,000 deferred credit relates to funding by Canyon under a joint venture agreement for which Canyon has until November 20, 2003 to elect to continue. If Canyon elects not to further fund El Aguila, then Canyon would receive 400,000 shares in GRC; if Canyon does continue to fund El Aguila, the $200,000 will be applied to the exploration expenses incurred through September 30, 2003, thereby reducing the GRC loss for that period. The overhead expense of the Company allocated to the 2002 GRC Management Contract for the three and nine month periods ended September 30, 2002 and classified as "Exploration expense (cost of services provided under GRC management contract)" totaled $27,444 and $111,724, respectively, and represented allocation of staff time.

                            Gold Resource Corporation
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

         Assets
          Current assets-cash and cash equivalents        $   161,492
          Other assets                                          1,990
                                                          -----------
                   Total assets                           $   163,482
                                                          ===========

          Liabilities and Shareholders' Deficit
           Current liabilities:
             Accounts payable and accrued liabilities $ 118,342 Management contract fee payable to
                Affiliate U.S. Gold Corporation               330,000
                                                          -----------
                Total current liabilities                     448,342
                                                          -----------
          Deferred credit-Canyon phase I funding
            for El Aguila project                             200,000
                                                          -----------

          Shareholders' deficit:
            Common stock, $.001 par value; 20,000,000
              shares authorized; 4,843,176 outstanding          4,843
            Preferred stock, $.001 par value; 5,000,000
              shares authorized, none issued                       --
            Additional paid-in capital                      1,132,997
            Accumulated deficit                            (1,622,700)
                                                          -----------
               Total shareholders' deficit                   (484,860)
                                                          -----------
            Total Liabilities and Shareholders' Deficit   $   163,482
                                                          ===========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


                            Gold Resource Corporation
                       Statement of Operations (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2003           2002
                                                       ----           ----

    Interest income                                 $     124      $     232
                                                    ---------      ---------

    Costs and Expenses:
     Costs of services provided under Management
      Contract with U.S. Gold Corporation                  --        270,000
     General and administration                        46,525         23,683
      Property acquisition and exploration costs-
        Zimapan project                                21,549        199,752
        El Aguila project                             213,757             --
                                                    ---------      ---------
    Total expense                                     281,831        493,435
                                                    ---------      ---------

    Net Loss                                        $(281,707)     $(493,203)
                                                    =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tonkin Springs (the "Properties") is the only property interest of the Company. The Properties are owned by Tonkin Springs LLC ("TSLLC"). At September 30, 2003 wholly-owned subsidiaries of the Company owned 45% of TSLLC. As discussed further below, effective July 31, 2003, the Company sold a 55% interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a subsidiary of BacTech Enviromet Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol YBA). Through July 31, 2003, the Company maintained the Properties on a care and maintenance basis and had consolidated TSLLC in its balance sheet and statement of operations. Effective July 31, 2003, the Company reflects its ownership interest in TSLLC as an investment.

Effective July 31, 2003 Tonkin Springs Venture Limited Partnership ("TSLVP"), Nevada limited partnership wholly-owned by the Company, closed the sale of 55% equity ownership interest in TSLLC to BacTech Nevada. The Company, through subsidiaries, owns the remaining 45% equity ownership interest in TSLLC. With the closing BacTech Nevada assumed management and funding responsibilities for TSLLC. This transaction was completed pursuant to a letter agreement between the Company and BacTech dated March 25, 2003 (the "Letter Agreement").

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 (the "Purchase Price") plus a funding obligation of $12 million to TSLLC. Based on the $250,000 paid by BacTech with the Letter Agreement and $150,000 paid by BacTech Nevada at the closing, BacTech Nevada had paid a total of $400,000 of the Purchase Price as of September 30, 2003. An additional $600,000 payment from BacTech Nevada to the Company was received on October 31, 2003 (which included accrued interest of $6,000). The remaining $750,000 to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through September 30, 2003, BacTech Nevada reported that it had spent approximately $757,713 of the Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its 55% equity ownership interest in TSLLC would revert back to subsidiaries of the Company.

Under the Letter Agreement, BacTech reimbursed the Company for the holding costs at Tonkin Springs from March 25, 2003 through the date of the closing, which totaled approximately $68,500.

CHANGES IN FINANCIAL CONDITION

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company experienced losses for the nine months ended September 30, 2003 of $1,230,564 and for the year ended December 31, 2002 of $1,375,459. During the nine months ended September 30, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. With the closing of the Bactech Nevada transaction discussed above, the Company had received a total of $400,000 in Purchase Price payments through September 30, 2003 and an additional $600,000 on October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had working capital of $455,980 comprised of current assets of $850,430 and current liabilities of $394,450, including related party liabilities of $248,896. As noted above, on October 31, 2003, the Company received a $600,000 Purchase Price payment from BacTech Nevada which included $9,000 of accrued interest. The remaining $750,000 Purchase Price payment from BacTech Nevada is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. The Company has no source of anticipated working capital other than these payments from BacTech Nevada.

Net cash used by operations decreased to $(784,623) for the nine months ended September 30, 2003 from $(828,540) for the corresponding period in 2002, primarily reflecting the funding for the Properties provided by BacTech from March 25, 2003 through the July 31, 2003 in the approximate amount of $68,500. Also included in the change is the receipt of $30,000 in management contract payments from Gold Resource Corporation ("GRC"), an affiliate of the Company, in the 2002 period and none during the 2003 period. Interest received decreased to $3,942 in 2003 from $6,698 in 2002 primarily related to interest through July 31, 2003 related to restrictive cash deposits that secure reclamation costs at the Tonkin Springs project. Cash paid to suppliers and employees decreased to $787,537 during the 2003 period from $862,533 during the 2002 period, reflecting increased compensation payments to employees under employment contracts while during the 2002 period a portion of salary expense went unpaid, and reduced payments to suppliers in 2003 after BacTech funded holding costs at Tonkin Springs as discussed above.

Cash flows from investing activities was $404,000 for the nine months ended September 30, 2003 compared to $(4,502) in 2002 primarily reflecting the $400,000 Purchase Price payments by BacTech and BacTech Nevada in the 2003 period, and the $20,000 technology license payment in the 2002 period.

Cash flow from financing activities decreased to $441,835 in the nine months ended September 30, 2003 from $778,585 in the 2002 period and consisted primarily of $450,000 in proceeds from the sale of common stock during the 2003 period compared to $818,154 in net proceeds raised from the sale of common stock in the 2002 period.

Purchase Price payments to the Company under the BacTech Nevada transaction are anticipated to be adequate to fund corporate costs through April 30, 2004. Additional Purchase Payments from BacTech Nevada are to be received under the agreement commencing July 31, 2004. The Company's ability to fund its operations is dependent upon BacTech Nevada making its payments of the Purchase Price to the Company and fulfilling its Funding Obligation to TSLLC. The Company may also seek to secure other financings or to enter into other business arrangements.

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the nine months ended September 30, 2003, the Company recorded a net loss of $(1,230,826), or $(.07) per share, compared to a loss for the corresponding period of 2002 of $(1,118,177) or $(.07) per share. In the 2003 period, the Company realized $200,275 of gain on the sale of the 55% interest in TSLLC to BacTech Nevada and $13,262 of accrued interest related to the BacTech Nevada Purchase Price receivable. This gain on the sale of the TSLLC interest is being realized as Purchase Price payments from BacTech Nevada are received. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $95,051 in 2003 to $340,569, primarily reflecting $28,000 of increased investor relations expenses including the costs of the annual meeting of shareholders, an increase of approximately $17,000 in legal and accounting costs primarily related to the annual meeting of shareholders and a Registration Statement filed with the Securities and Exchange Commission, and a $16,000 increase in outside directors fees with the addition of 3 directors to the board. During the 2003 period $258,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $217,909 of such allocations were made in the 2002 period. However, in the 2002 period $111,724 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during the 2003 period. Total holding costs for the Tonkin Springs property were $449,718 during 2003 compared to $802,103 for 2002 and include allocation of corporate office general and administrative as noted above. Holding costs for the Tonkin Springs property were reduced in the 2003 period by $68,500 of cost reimbursement from BacTech and a $36,000 reduction of reclamation liability related to the Properties. Stock compensation expense of $290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder at a price below the market price of the shares on the date of the transaction. The Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC. Depreciation expense increased during the 2003 period to $7,563 from $8,323 during the 2002 period primarily reflecting amortization of capitalized license fees commencing during 2003.

For the three months ended September 30, 2003, the Company recorded a net loss of $(380,951) or $(.02) per share, compared to a loss for the corresponding period of 2002 of $(410,252) or $(.02) per share. General and administrative expense increased $39,313 in 2003 to $196,505, reflecting a small increase in salary expense, lower allocations of general and administrative costs to "Holding costs of Tonkin Springs property" as BacTech Nevada assumed responsibility for TSLLC effective July 31, 2003, as well as increased investor relations, legal and accounting costs. Holding costs for the Tonkin Springs property were $30,970 for the month ended July 31, 2003, compared to $229,379 for the three month period ended September 31, 2002 period and include allocation of general and administrative expense of $38,000 and $57,754 respectively. The reduction of holding costs during the 2003 period reflected reduction of $21,932 representing cost reimbursement from BacTech for the month of July 2003 as provided in the Letter Agreement. During the 2002 period an additional $27,444 of general and administrative cost were allocated to the cost of services provided under the GRC management contract while no similar allocation was made during the 2003 period. Depreciation increased during the 2003 period primarily reflecting amortization of capitalized license fees commencing during 2003.

GRC's unaudited operating loss for the nine months ended September 30, 2003 and 2002 was $281,707 and $493,203, respectively, of which the Company's share would be approximately $74,500 and $152,582, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the nine months ended September 30, 2002 totaled $27,444, representing allocation of staff time.

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


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") ). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of September 30, 2003 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

On December 19, 2002, the Company received notice from HW Process Technologies Inc. ("HWPT") indicating that HWPT had filed a Statement of Mechanic's or Materialman's Lien in Eureka County, Nevada concerning alleged amounts due and unpaid by the Company to HWPT related to the Design-Build Agreement dated July 3, 2002, in the approximate amount of $85,000. HWPT agreed to accept $50,000 as payment in full of its claims. Of such amount $5,000 was paid during the third quarter of 2003 and $45,000 was paid on November 3, 2003. There are no other legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

(c) Effective September 29, 2003, the Company acquired 675,676 shares of common stock of Gold Resource Corporation ("GRC") in exchange for 672,528 shares of the Company's common stock (the "New Securities"). The Company did not use an underwriter, placement agent or finder in the transaction. The Company believes that the issuance of its securities in this transaction was exempt from registration under the Act pursuant to Rule 903 of Regulation S. In particular, the exchange of securities was completed in an offshore transaction, there were no directed selling efforts made in the United States and the additional conditions required by Rule 903(b) have been or will be implemented and enforced. The Company believes that RMB is a "Qualified Institutional Buyer" as defined in Rule 144A of the Act. In connection with this transaction, RMB had access to reports filed by the Company with the Securities and Exchange Commission and other information that it requested. The Company has agreed to register the securities it issued in this transaction under the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On September 19, 2003, at the Company's Annual Meeting of Shareholders, shareholders elected six continuing directors of the Company to serve until the next meeting of shareholders, being William W. Reid, John W. Goth, Richard F. Nanna, Peter Bojtos, Curtis Deane and David C. Reid.

Shareholders also approved a resolution to amend the Articles of Incorporation of the Company to increase the number of shares of authorized Common Stock from 18,000,000 shares to 35,000,000 shares, with 14,463,250 shares (approximately 83% of the outstanding shares) voting in favor of the resolution, 477,281 shares voting against the resolution and 57,197 shares abstaining from voting on the matter. This proposal required the affirmative vote of two-thirds of the outstanding shares of Common Stock.

Shareholders also approve a proposal to amend the Non-Qualified Stock Option and Stock Grant Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 2,500,000 shares to 3,500,000 shares, with 11,216,111 shares voting in favor of the resolution, 502,421 shares voting against the resolution and 66,650 shares abstaining from voting on the matter. This proposal required the affirmative vote at least 7,498,920 shares being a majority of the shares represented in person or by proxy at the meeting which totaled 14,997,838 shares.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

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

     31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

     31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

     32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and William F. Pass.

* Filed and included in this Form 10-QSB.


b.   Reports on Form 8-K.

     On August 6, 2003, the Company reported on Form 8-K, Item 5, the closing of the transaction with BacTech Nevada Corporation whereby BacTech Nevada purchased a 55% interest in Tonkin Springs LLC from subsidiaries of the Company effective July 31, 2003.

     On September 19, 2003, the Company reported on Form 8-K, Item 5, the granting of stock option agreements to two directors under the Non-Qualified Stock Option and Stock Grant Plan, each for 100,000 shares of Common Stock at an exercise price of $0.56/share.

     On September 22, 2003, the Company reported on Form 8-K, Item 5, actions taken by shareholders at the annual meeting of shareholders of the Company held September 19, 2003. Shareholders at this meeting elected directors, approved an increase in the capital stock of the Company from 18,000,000 shares of Common Stock to 35,000,000 shares, and approved an increase to the Common Stock reserved under the Non-Qualified Stock Option and Stock Grant Plan from 2,500,000 shares to 3,500,000 shares.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. GOLD CORPORATION


Dated: November 12, 2003           By /s/ William W. Reid
                                      ------------------------------------------
                                      William W. Reid
                                      President and Chairman of the Board

Dated: November 12, 2003           By /s/ William F. Pass
                                      ------------------------------------------
                                      William F. Pass
                                      Vice President and Chief Financial Officer