Form 10QSB/A
period 2003-03-31
U S GOLD CORP
filed 2004-02-18
CIK 314203

FORM 10-QSB/A-2
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003
                                       or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                              Outstanding as of May 13, 2003
Common Stock, $0.10 par value                          17,453,533


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                     U.S. GOLD CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                        For the three months ended March 31,
                                                                            2003                    2002
                                                                            ----                    ----
                                                                         (Restated)
OTHER REVENUE:
Management contract fees from
  Gold Resource Corporation ("GRC")                                      $      --                $  30,000
Interest income                                                                 14                      374
Gain on sale of assets                                                       4,000                    4,000
                                                                         ---------                ---------
  Total other revenues                                                       4,014                   34,374
                                                                         ---------                ---------

COSTS AND EXPENSES:
 General and administrative                                                 86,692                   58,834
 Holding costs of Tonkin Springs property                                  290,665                  287,581
 Exploration expense (costs of services provided
  under GRC management contract)                                                --                   45,537
 Stock compensation expense                                                290,000                       --
 Interest                                                                      390                      727
 Accretion of asset retirement obligation-SFAS 143                          23,468                       --
 Depreciation                                                                2,823                    2,752
                                                                         ---------                ---------
  Total costs and expenses                                                 694,038                  395,431
                                                                         ---------                ---------

(Loss) before income taxes and cumulative effect of
   accounting change                                                      (690,024)                (361,057)
                                                                         ---------                ---------
Provision for income taxes                                                      --                       --
                                                                         ---------                ---------
(Loss) before cumulative effect of accounting change                      (690,024)                (361,057)
                                                                         ---------                ---------
Accounting change: cumulative effect gain on
  implementation of SFAS 143                                               404,000                       --
                                                                         ---------                ---------

Net (loss)                                                               $(286,024)               $(361,057)
                                                                         =========                =========
Basic and diluted per share data-
(Loss) before cumulative effect of  accounting change:
    Basic                                                                $   (0.04)               $   (0.03)
                                                                         =========                =========
    Diluted                                                              $   (0.04)               $   (0.03)
                                                                         =========                =========
Cumulative effect of accounting change:
    Basic                                                                $    0.02                       --
                                                                         =========                =========
    Diluted                                                              $    0.02                       --
                                                                         =========                =========
Net (loss)
    Basic                                                                $   (0.02)               $   (0.03)
                                                                         =========                =========
    Diluted                                                              $   (0.02)               $   (0.03)
                                                                         =========                =========


         The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                            (Unaudited and Restated)


ASSETS
Current assets:
 Cash and cash equivalents                                         $     36,852
 Prepaid expense                                                          8,900
                                                                   ------------
  Total current assets                                                   45,752
                                                                   ------------

Property and equipment, net                                              12,459
                                                                   ------------
Investment in affiliate-GRC                                                  --
                                                                   ------------
Restrictive time deposits for reclamation bonding                     1,796,557
                                                                   ------------

Other assets:
  Inactive milling equipment                                          1,312,601
  Technology license and other assets                                    62,160
  Advance to GRC                                                         30,000
                                                                   ------------
    Total other assets                                                1,404,761
                                                                   ------------
TOTAL ASSETS                                                       $  3,259,529
                                                                   ============

LIABILITIES, OBLIGATIONS & SHAREHOLDERS'
EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    160,002
 Accrued salaries and directors fees, related parties                   255,419
 Installment purchase contracts                                           4,558
                                                                   ------------
  Total current liabilities                                             419,979
                                                                   ------------

Related party payables, long-term                                       544,760
Retirement obligation                                                 1,120,039

Other permit obligations                                                 52,111
                                                                   ------------
  Total liabilities and obligations                                   2,136,889

Shareholders' equity:
 Common stock, $.10 par value, 18,000,000 shares
   authorized; 17,453,533 shares issued and outstanding               1,745,353
 Additional paid-in capital                                          33,188,724
 Accumulated (deficit)                                              (33,811,437)
                                                                   ------------
  Total shareholders' equity                                          1,122,640
                                                                   ------------
 TOTAL LIABILITIES, OBLIGATIONS &
 SHAREHOLDERS' EQUITY                                              $  3,259,529
                                                                   ============



       The accompanying notes are an integral part of these consolidated financial statements.



                              U.S. GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                        For the three months ended March 31,
                                                                            2003                    2002
                                                                            ----                    ----
                                                                         (Restated)
Cash flows from operating activities:
 Cash received from management contract                                   $      --              $  30,000
 Cash paid to suppliers and employees                                      (433,297)              (100,968)
 Interest received                                                               14                    374
 Interest paid                                                                 (390)                  (727)
 Income taxes paid                                                               --                     --
                                                                          ---------              ---------
Cash (used in) operating activities                                        (433,673)               (71,321)
                                                                          ---------              ---------

Cash flows from investing activities:
Decrease in restrictive time deposits for reclamation bond                   45,804                     --
Sale of assets                                                                4,000                  4,000
                                                                          ---------              ---------
Cash provided by investing activities                                        49,804                  4,000
                                                                          ---------              ---------

Cash flows from financing activities:
Sale of common stock for cash                                               450,000                     --
Advance to GRC                                                              (30,000)                    --
Borrowing from related parties                                                   --                  2,448
Payments on installment purchase contracts                                   (3,716)                (3,140)
                                                                          ---------              ---------
Cash provided by (used in) financing activities                             416,284                   (692)
                                                                          ---------              ---------

Increase (decrease) in cash and cash equivalents                             32,415                (68,013)
Cash and cash equivalents, beginning of period                                4,437                 72,089
                                                                          ---------              ---------
Cash and cash equivalents, end of period                                  $  36,852              $   4,076
                                                                          =========              =========

Reconciliation of net loss to cash (used in) operating activities:
 Net (loss)                                                               $(286,024)             $(361,057)
 Items not requiring/providing cash:
  Stock compensation expense                                                290,000                     --
  Accretion of asset retirement obligation-SFAS 143                          23,468                     --
  Cumulative-effect: gain on implementation of SFAS 143                    (404,000)                    --
  Depreciation                                                                2,823                  2,752
  (Increase) in other assets related to operations                           (9,503)                (9,896)
  Increase (decrease) in liabilities related to operations                  (50,437)               296,880
                                                                          ---------              ---------
Cash (used in) operating activities                                       $(433,673)             $ (71,321)
                                                                          =========              =========


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

Certain adjustments have been made to correct an error related to the implementation of SFAS 143 effective January 1, 2003. These adjustments had the effect of decreasing Net (loss) for the three month period ended March 31, 2003 by $380,532 and made changes to certain balance sheet accounts. See Note 5. Certain adjustments have also been made in the financial statements for March 31, 2002 to conform to accounting and financial statement presentation for the period ended March 31, 2003. The changes had no effect on Net (loss) for the quarter ended March 31, 2002.

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

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" which the Company adopted effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made (See Note 5).

2.   TONKIN SPRINGS PROJECT

The Company, through subsidiaries, owns 100% of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

On May 5, 2003 the Company and BacTech Enviromet Corporation ("BacTech"), an Ontario, Canada corporation with shares traded on the TSX-Venture Exchange (symbol YBA.V), entered into and closed an agreement (the "Letter Agreement"), whereby BacTech will purchase a 55% ownership interest in TSLLC from a subsidiary of the Company for $1,750,000 ("Purchase Price") plus a funding obligation of $12 million to TSLLC by BacTech. The closing of the transaction shall take place on or before July 31, 2003 (the "Closing") and is contingent upon, among other things, satisfactory due diligence by both parties, definitive agreements, regulatory approvals relating to BacTech, and approval by the respective board of directors. Since there are a number of contingencies related to the BacTech transaction, there can be no assurance that the Closing will take place as contemplated in the Letter Agreement. As required by BacTech, shareholders of the Company representing approximately 55% of the outstanding shares of the Company have concurred to the Letter Agreement.

BacTech is to pay the Company a non-refundable deposit of $250,000 with the Letter Agreement, which is to be applied against the Purchase Price, and BacTech is also obligated to fund reasonable and necessary holding costs at the Tonkin Springs property from March 25, 2003 through Closing or termination of the Letter Agreement. As of the date of this filing, the Company has received an aggregate of $100,000 from BacTech related to the Letter Agreement. Of the $1,500,000 balance of the Purchase Price, $750,000 is to be paid at Closing and $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, as defined, or if production has not commenced within one year of Closing, in 12 consecutive monthly payments of $62,500 commencing on the first anniversary of the Closing. BacTech shall also pay 100% of all funding required by TSLLC up to $12 million (the "Funding Obligation"), and if additional funding is required by TSLLC to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech of any Advances plus interest from 50% of cash distributions from TSLLC otherwise due the Company.

The Letter Agreement provides for cash distributions from TSLLC, if any, (the "Distributions") as follows. Any Distributions prior to BacTech spending its $12 million Funding Obligation shall be 55% to BacTech and 45% to the Company. After the Funding Obligation is met, any Distributions shall have a sliding scale related to the gold price which varies as to Distributions to BacTech from 55% at $360 per ounce gold and above to 80% for a gold price below $320 per ounce. After BacTech has received total aggregate Distributions equal to its Funding Obligation of $12 million, all subsequent Distributions shall be 55% to BacTech and 45% to the Company.

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


5.   CORRECTION OF ERROR

The Company adopted Financial Accounting Standards Board SFAS 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003 and initially determined that such adoption had no material impact on the Company's financial position, results of operations or cash flows since the Company had historically recorded as reserve for estimated reclamation cost based upon Bureau of Land Management ("BLM") requirements which was larger that the asset retirement cost as determined under SFAS 143. However, upon reconsideration, the Company determined it was appropriate to implement the adoption of SFAS 143 as set forth in that standard and that such adoption did have a material impact on the Company's financial position, results of operations and cash flows as explained and set forth below.

SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The Company had historically recorded a liability for reclamation of the Tonkin Springs property for the legal obligations for asset retirement and reclamation of the property based on BLM approved methodology to estimate the cost for required reclamation of the Tonkin Springs property. The Company has restrictive cash securities in excess of the full estimated amount of the BLM approved reclamation cost estimate for such reclamation.

Under BLM obligations for Tonkin Springs we are required to remove processing plant and facilities from the property and to complete certain other property restoration. The historic liability for reclamation obligation at Tonkin Springs computed as required by the BLM was greater than the Retirement Obligation as of January 1, 2003 as determined under methodology of SFAS 143. Therefore, the implementation of SFAS 143 resulted in a gain of $404,000 in the Company's Consolidated Statement of Operations for the three month period ended March 31, 2003, as discussed further below.

Upon the adoption of SFAS 143 the Company reversed the prior liability for reserve for reclamation, in the amount of $1,737,866, and then recorded Retirement Obligation computed under SFAS 143, in the amount of $1,096,571. That Retirement Obligation was determined by estimating the cost for retirement obligation at Tonkin Springs and then increasing such estimate by 5% per annum for inflation to the date of estimated actual retirement of the assets (initially assumed to be 2010) and then discounting that result amount by the "credit-adjusted risk-free rate" for the Company, 8.5% per annum, to January 1, 2003, the date of implementation of SFAS 143. During the three month period ended March 31, 2003, SFAS 143 requires accretion of the Retirement Obligation at 8.5% per annum.

The implementation of SFAS 143 had the effect of decreasing the Net loss for the three month period ended March 31, 2003 by $404,000 which effect is net of $66,000 of amortization expense based upon units of production related to gold production at Tonkin Springs during the period 1985 to 1988. The implementation of SFAS 143 effective January 1, 2003 also had the effect of decreasing the aggregate liability related to Tonkin Springs by $641,295 and decreasing the book value of assets at Tonkin Springs by $237,296. In addition, as provided under SFAS 143, the Company recorded an expense for accretion of asset retirement obligation of $23,468 during the three months ended March 31, 2003. Implementation of SFAS 143 had no effect on cash flows of the Company.

The following table of summarized consolidated balance sheet of the Company as of March 31, 2003 and summarized consolidated statement of operations for the three months ended March 31, 2003, reconciles reported amounts to the restated amounts:

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                                                            As Reported           Adjustments            As Restated
                                                            -----------           -----------            -----------
SUMMARIZED CONSOLIDATED
BALANCE SHEET
ASSETS:
Inactive milling equipment                                  $  1,549,897          $   (237,296)         $  1,312,601
                                                            ------------          ------------          ------------
TOTAL ASSETS                                                $  3,496,825          $   (237,296)         $  3,259,529
                                                            ============          ============          ============


TOTAL LIABILITIES, OBLIGATIONS
& SHAREHOLDERS' EQUITY

Reserve for reclamation                                     $  1,789,978          $ (1,789,978)         $         --
Other permit obligations                                              --                52,111                52,111
Retirement obligation                                                 --             1,120,039             1,120,039
                                                            ------------          ------------          ------------
Total liabilities and obligations                              2,754,717              (617,828)            2,136,889

Accumulated (deficit)                                        (34,191,969)              380,532           (33,811,437)
                                                            ------------          ------------          ------------
Total shareholders' equity                                       742,108               380,532             1,122,640
                                                            ------------          ------------          ------------

TOTAL LIABILITIES, OBLIGATIONS
& SHAREHOLDERS'EQUITY                                       $  3,496,825          $   (237,296)         $  3,259,529
                                                            ============          ============          ============

SUMMARIZED CONSOLIDATED
STATEMENT OF OPERATIONS

Costs and expenses:
Accretion of asset retirement obligation-SFAS 143           $         --          $     23,468          $     23,468
                                                            ------------          ------------          ------------
Total costs and expenses                                         670,570                23,468               694,038
                                                            ------------          ------------          ------------

(Loss) before cumulative-effect of
  accounting change                                             (666,556)              (23,468)             (690,024)
                                                            ------------          ------------          ------------

Accounting change-cumulative effect
gain on implementation of SFAS 143                                    --               404,000               404,000
                                                            ------------          ------------          ------------
NET (LOSS)                                                  $   (666,556)         $    380,532          $   (286,024)
                                                            ============          ============          ============

Basic and diluted per share data-
(Loss) before cumulative effect of
accounting change:
   Basic                                                    $      (0.04)         $      (0.00)         $      (0.04)
   Diluted                                                  $      (0.04)         $      (0.00)         $      (0.04)
Cumulative effect of accounting change:
  Basic                                                               --          $       0.02          $       0.02
   Diluted                                                            --          $       0.02          $       0.02
Net (loss)
  Basic                                                     $      (0.04)         $       0.02          $      (0.02)
  Diluted                                                   $      (0.04)         $       0.02          $      (0.02)


                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


The following is a reconciliation of the aggregate carrying amount of asset retirement obligation since adoption of SFAS 143 effective January 1, 2003 through March 31, 2003:

Asset retirement and reclamation liability-January 1, 2003            $1,096,571
Accretion of liability at assumed 8.5% annual rate for
  3 months ended March 31, 2003                                           23,468
                                                                      ----------
Asset retirement and reclamation liability-March 31, 2003             $1,120,039
                                                                      ==========

When and if gold production re-commences at the Tonkin Springs project, it is anticipated that the capitalized asset retirement costs related to implementation of SFAS 143 ($1,120,039 at March 31, 2003) will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no amortization of capitalized retirement costs during the three months ended March 31, 2003 since the Tonkin Springs property was not in operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Tonkin Springs (the "Properties") is the only direct property interest of the Company and is reflected by 100 percent ownership by subsidiaries of the Company of Tonkin Springs LLC ("TSLLC"), a Delaware limited liability company. The Company is currently maintaining the Properties on a care and maintenance basis. The objective of the Company is the evaluation and, if justified, the development and mining of mineral resources at the Properties. As discussed further below, effective May 5, 2003 the Company entered into a Letter Agreement with BacTech Enviromet Corporation ("BacTech") related to the Properties.

CHANGES IN FINANCIAL CONDITION

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company has experienced losses for the three months ended March 31, 2003 of $286,024 and for the year ended December 31, 2002 of $1,375,459. During the three months ended March 31, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. The Company has no remaining available shares of common stock to sell to raise additional funding. On May 5, 2003, the Company and BacTech entered into a Letter Agreement whereby BacTech will purchase 55% ownership in TSLLC from the Company for $1,750,000 (the "Purchase Price") plus a funding obligation of $12 million to TSLLC by BacTech. The Closing of this transaction shall take place on or before July 31, 2003. BacTech is required to pay the Company a non-refundable deposit of $250,000 under the Letter Agreement, which is to be applied against the Purchase Price, and is obligated to fund reasonable and necessary holding costs of the Properties from March 25, 2003 through Closing or termination of the Letter Agreement. The payments by BacTech are anticipated to be adequate to fund the overhead costs of the Company through July 31, 2003. As of May 15, 2003, the Company has received an aggregate of $100,000 from BacTech related to the Letter Agreement.

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

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the three months ended March 31, 2003, the Company recorded a net loss of $(286,024), or $(.02) per share, compared to a loss for the corresponding period of 2002 of $(361,057) or $(.03) per share. Included in the 2003 period results was a cumulative effect gain on implementation of SFAS 143 of $404,000 which was a non-cash event. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $27,858 in 2003 to $86,692, reflecting a small increase in salary expense as well as legal costs. Holding costs for the Tonkin Springs property were $290,665 during 2003 compared to $287,581 for 2002 and include allocation of general and administrative expense of $25,062 and $27,227 respectively. During the 2002 period an additional $45,437 of general and administrative cost were allocated to the cost of services provided under the GRC management contract. Stock compensation expense of $290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder. In the 2003 period, accretion expense of asset retirement obligations under SFAS 143 totaled $23,468.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

No report required.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

No report required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------
No report required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No report required.

ITEM 5.  OTHER INFORMATION.
---------------------------

No report required.

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

b.  Reports on Form 8-K.

     On May 6, 2003, the Company filed a Form 8-K dated May 5, 2003, Item 5, "Other Events and Regulation FD Disclosure", with regard to the Letter Agreement between the Company and BacTech Enviromet Corporation dated as Amended March 28, 2003 related to the proposed purchase by BacTech of 55% interest in TSLLC from Tonkin Springs LP, a subsidiary of the Company.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         U.S. GOLD CORPORATION

Dated: February 13, 2004                 By: /s/ William W. Reid
                                             --------------------------------
                                             William W. Reid, President and
                                             Chairman of the Board

Dated: February 13, 2004                 By: /s/ William F. Pass
                                             --------------------------------
                                             William W. Pass, Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS

I, William W. Reid, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A-2 of U.S. Gold Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  February 13, 2004

By: /s/ William W. Reid
    -----------------------------------
    William W. Reid
    President and Chairman of the Board

                                 CERTIFICATIONS

I, William F. Pass, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A-2 of U.S. Gold Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  February 13, 2004

By: /s/ William F. Pass
    ------------------------------------------
    William F. Pass
    Vice President and Chief Financial Officer