Form 10QSB/A
period 2003-06-30
U S GOLD CORP
filed 2004-02-18
CIK 314203

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

           Class                             Outstanding as of August 10, 2003
Common Stock, $0.10 par value                          17,453,533


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                           U.S. GOLD CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited

                                                                        Three Month Period Ended           Six Month Period Ended
                                                                     June 30, 2003   June 30, 2002      June 30, 2003  June 30, 2002
                                                                     -------------   -------------      -------------  -------------
                                                                      (Restated)                          (Restated)
Revenues:
Management contract fees from
  Gold Resource Corporation ("GRC")                                    $      --        $      --        $      --        $  30,000
Interest income                                                            3,369            4,549            3,383            4,923
Gain on sale of assets                                                        --            6,000            4,000           10,000
                                                                       ---------        ---------        ---------        ---------
  Total revenues                                                           3,369           10,549            7,383           44,923
                                                                       ---------        ---------        ---------        ---------

Costs and expenses:
 General and administrative                                               57,372           29,492          144,064           88,326
 Holding costs of Tonkin Springs
   property                                                              121,416          285,143          412,081          572,724
 Exploration expense (costs of
  services provided under GRC
  management contract)                                                        --           38,743               --           84,280
 Stock compensation expense                                                   --               --          290,000               --
 Interest                                                                    268            1,288              658            2,015
 Accretion of asset retirement
   Obligation of SFAS 143                                                 24,013               --           47,481               --
 Depreciation                                                              7,370            2,751           10,193            5,503
                                                                       ---------        ---------        ---------        ---------
  Total costs and expenses                                               210,439          357,417          904,477          752,848
                                                                       ---------        ---------        ---------        ---------
(Loss) before income taxes and cumulative effect of
  accounting change                                                     (207,070)        (346,868)        (897,094)        (707,925)
                                                                       ---------        ---------        ---------        ---------
Provision for income taxes                                                    --               --               --               --
                                                                       ---------        ---------        ---------        ---------
(Loss) before cumulative effect of                                            --               --
  accounting change                                                     (207,070)        (346,868)        (897,094)        (707,925)
                                                                       ---------        ---------        ---------        ---------
Accounting change: cumulative effect:
  gain on implementation of SFAS 143                                          --               --          404,000               --
                                                                       ---------        ---------        ---------        ---------

Net (loss)                                                             $(207,070)       $(346,868)       $(493,094)       $(707,925)
                                                                       =========        =========        =========        =========
Basic and diluted per share data:
(Loss) before cumulative effect of
   accounting change:
     Basic                                                             $   (0.01)       $   (0.02)       $   (0.05)       $   (0.05)
                                                                       =========        =========        =========        =========
     Diluted                                                           $   (0.01)       $   (0.02)       $   (0.05)       $   (0.05)
                                                                       =========        =========        =========        =========
Cumulative effect of accounting change
    Basic                                                                     --               --        $    0.02               --
                                                                       =========        =========        =========        =========
    Diluted                                                                   --               --        $    0.02               --
                                                                       =========        =========        =========        =========
Net (loss)
    Basic                                                              $   (0.01)       $   (0.02)       $   (0.03)       $   (0.05)
                                                                       =========        =========        =========        =========
    Diluted                                                            $   (0.01)       $   (0.02)       $   (0.03)       $   (0.05)
                                                                       =========        =========        =========        =========


                        The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                            (Unaudited and Restated)

ASSETS
Current assets:
 Cash and cash equivalents                                         $     85,020
 Receivable-BacTech                                                      12,881
 Prepaid expense                                                          5,989
                                                                   ------------
  Total current assets                                                  103,890
                                                                   ------------

Property and equipment, net                                              10,089
                                                                   ------------
Investment in affiliate-GRC                                                  --
                                                                   ------------
Restrictive time deposits for reclamation bonding                     1,799,913
                                                                   ------------

Other assets:
  Inactive milling equipment                                          1,312,601
  Technology license, net and other assets                               57,160
  Advance to GRC                                                         30,000
                                                                   ------------
    Total other assets                                                1,399,761
                                                                   ------------
  TOTAL ASSETS                                                     $  3,313,653
                                                                   ============

LIABILITIES, OBLIGATIONS, DEFERRED CREDIT
  & SHAREHOLDERS'  EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    131,856
 Accrued salaries and directors fees, related parties                   247,896
 Installment purchase contracts                                           1,908
 Deferred credit-BacTech purchase option payment                        250,000
                                                                   ------------
  Total current liabilities and deferred credit                         631,660
                                                                   ------------

Related party payables, long-term                                       544,760
Retirement obligation                                                 1,144,052
Other permit obligations                                                 52,112
                                                                   ------------
  Total liabilities, deferred credit and obligations                  2,372,584
                                                                   ------------

Shareholders' equity:
 Common stock, $.10 par value, 18,000,000 shares
   authorized; 17,453,533 shares issued and outstanding               1,745,353
 Additional paid-in capital                                          33,214,223
 Accumulated (deficit)                                              (34,018,507)
                                                                   ------------
    Total shareholders' equity                                          941,069
                                                                   ------------
TOTAL LIABILITIES, OBLIGATIONS, DEFERRED
  CREDIT & SHAREHOLDERS' EQUITY                                    $  3,313,653
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       U.S. GOLD CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                           For the six months ended June 30,
                                                                               2003                  2002
                                                                               -----                 ----
                                                                            (Restated)

Cash flows from operating activities:
 Cash received from management contract                                      $      --            $  30,000
 Cash paid to suppliers and employees                                         (632,225)            (555,737)
 Interest received                                                               3,383                4,923
 Interest paid                                                                    (658)              (2,015)
 Income taxes paid                                                                  --                   --
                                                                             ---------            ---------
 Cash (used in) operating activities                                          (629,500)            (522,829)
                                                                             ---------            ---------
Cash flows from investing activities:
BacTech option payment                                                         250,000                   --
Decrease in restrictive time deposits for reclamation bond                      42,449                   --
Payment on license                                                                  --              (20,000)
Sale of assets                                                                   4,000               10,000
                                                                             ---------            ---------
 Cash provided by investing activities                                         296,449              (10,000)
                                                                             ---------            ---------

Cash flows from financing activities:
Sale of common stock for cash                                                  450,000              673,223
Borrowing from related parties                                                      --               29,358
Repayment of borrowing from related parties                                         --              (29,358)
Advance to GRC                                                                 (30,000)                  --
Payments on installment purchase contracts                                      (6,366)              (6,615)
                                                                             ---------            ---------
 Cash provided by (used in) financing activities                               413,634              666,608
                                                                             ---------            ---------

Increase in cash and cash equivalents                                           80,583              133,779
Cash and cash equivalents, beginning of period                                   4,437               72,089
                                                                             ---------            ---------
Cash and cash equivalents, end of period                                     $  85,020            $ 205,868
                                                                             =========            =========

Reconciliation of net loss to cash (used in) operating activities:
 Net (loss)                                                                  $(493,094)           $(707,925)
 Items not requiring/providing cash:
  Stock compensation expense                                                   290,000                   --
  Accretion of asset retirement obligation-SFAS 143                             47,481                   --
  Cumulative-effect: gain on implementation of SFAS 143                       (404,000)                  --
  Depreciation                                                                  10,193                5,503
  (Increase) in other assets related to operations                              (4,358)             (15,331)
  Increase (decrease) in liabilities related to operations                     (75,722)             194,924
                                                                             ---------            ---------
Cash (used in) operating activities                                          $(629,500)           $(522,829)
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

Certain adjustments have been made to correct an error related to the implementation of SFAS 143 effective January 1, 2003, and related accounting for the three and six month periods ended June 30, 2003. These adjustments had the effect of increasing Net (loss) by $24,013 for the three month period ended June 30, 2003, and decreasing Net (loss) by $356,519 for the six month period ended June 30, 2003, and made changes to certain balance sheet accounts. See Note 5. Certain adjustments have also been made in the financial statements for June 30, 2002 to conform to accounting and financial statement presentation for the period ended June 30, 2003. The changes had no effect on Net (loss) for the three or six month periods ended June 30, 2002.

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


month to provided general management of GRC business activities. During the six months ended June 30, 2002, GRC paid only $30,000 to the Company under the 2002 Management Contract, which the Company recognized as revenues.

The shares of GRC are not currently publicly traded. The shares of GRC earned under the 2000 Management Contract were assessed by the Company to have indeterminable market value and the investment was therefore recorded at zero basis. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for the six month periods ended June 30, 2003 and 2002 is $90,463 and $364,419, respectively, of which the Company's share would be approximately $24,678 and $112,013, respectively. The unaudited balance sheet of GRC as of June 30, 2003 reflects total assets of $8,046 and liabilities to vendors, contractors, consultants and officers of $402,739, including $330,000 payable to the Company for services under the 2002 Management Contract (which the Company will not recognize as revenue until receipt from GRC is reasonably assured), $30,000 for an advance to GRC made by the Company in 2003, and a shareholders' (deficit) of $(394,692). The overhead expense of the Company allocated to the 2002 GRC Management Contract for the three and six month periods ended June 30, 2002 and classified as "Exploration expense (cost of services provided under GRC management contract)" totaled $38,743 and $84,280, respectively, representing allocation of staff time.

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

Under BLM obligations for Tonkin Springs we are required to remove processing plant and facilities from the property and to complete certain other property restoration. The historic liability for reclamation obligation at Tonkin Springs computed as required by the BLM was greater than the Retirement Obligation as of January 1, 2003 as determined under methodology of SFAS 143. Therefore, the implementation of SFAS 143 resulted in a gain of $404,000 in the Company's Consolidated Statement of Operations for the six month period ended June 30, 2003, as discussed further below.

Upon the adoption of SFAS 143 the Company reversed the prior liability for reserve for reclamation, in the amount of $1,737,866, and then recorded Retirement Obligation computed under SFAS 143, in the amount of $1,096,571. That Retirement Obligation was determined by estimating the cost for retirement obligation at Tonkin Springs and then increasing such estimate by 5% per annum (for inflation) to the date of estimated actual retirement of the assets (initially assumed to be 2010) and then discounting that result amount by the estimated cost of capital of the Company, 8.5% per annum, to January 1, 2003, the date of implementation of SFAS 143. During the three and six month period ended June 30, 2003, SFAS 143 requires accretion of the Retirement Obligation at 8.5% per annum.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


The implementation of SFAS 143 had the effect of decreasing the Net (loss) for the six month period ended June 30, 2003 by $404,000 which effect is net of $66,000 of amortization expense based upon units of production related to gold production at Tonkin Springs during the period 1985 to 1988. The implementation of SFAS 143 effective January 1, 2003 also had the effect of decreasing the aggregate liability related to Tonkin Springs by $641,295 and decreasing the book value of assets at Tonkin Springs by $237,296. In addition, as provided under SFAS 143, the Company recorded expense for accretion of asset retirement obligation of $24,013 and $47,481 in the three and six month periods ended June 30, 2003. Implementation of SFAS 143 had no effect on cash flows of the Company.

The following table of summarized consolidated balance sheet of the Company as of June 30, 2003 and summarized consolidated statement of operations for the six months ended June 30, 2003, reconciles reported amounts to the restated amounts:

                                                                           As Reported            Adjustments           As Restated
                                                                           -----------            -----------           -----------
SUMMARIZED CONSOLIDATED
BALANCE SHEET
ASSETS:
Property and equipment, net (reclassification)                             $     11,888          $     (1,799)         $     10,089
Inactive milling equipment                                                    1,548,098              (235,497)         $  1,312,601
                                                                           ------------          ------------          ------------
TOTAL ASSETS                                                               $  3,550,949          $   (237,296)         $  3,313,653
                                                                           ============          ============          ============

TOTAL LIABILITIES, OBLIGATIONS
 & SHAREHOLDERS'EQUITY

Reserve for reclamation                                                    $  1,789,978          $ (1,789,978)         $         --
Other permit obligations (reclassification)                                          --                52,112                52,112
Retirement obligation                                                                --             1,144,052             1,144,052
                                                                           ------------          ------------          ------------
Total liabilities and obligations                                             2,966,398              (593,815)            2,372,584

Accumulated (deficit)                                                       (34,375,026)              356,519           (34,018,507)
                                                                           ------------          ------------          ------------
Total shareholders' equity                                                      584,550               356,519               941,069
                                                                           ------------          ------------          ------------

TOTAL LIABILITIES, OBLIGATIONS
& SHAREHOLDERS'EQUITY                                                      $  3,550,948          $   (237,296)         $  3,313,653
                                                                           ============          ============          ============
SUMMARIZED CONSOLIDATED
STATEMENT OF OPERATIONS

Costs and expenses:
Accretion of asset retirement obligation-SFAS 143                          $          0          $     47,481          $     47,481
                                                                           ------------          ------------          ------------
Total costs and expenses                                                        856,996                47,481               904,477
                                                                           ------------          ------------          ------------
(Loss) before cumulative-effect of
  accounting change                                                            (849,613)              (47,481)             (897,094)
                                                                           ------------          ------------          ------------
Accounting change-cumulative effect
gain on implementation of SFAS 143                                                    0               404,000               404,000
                                                                           ------------          ------------          ------------
NET (LOSS)                                                                 $   (849,613)         $    356,519          $   (493,094)
                                                                           ============          ============          ============
Basic and diluted per share data-
(Loss) before cumulative effect of
 accounting change:
   Basic                                                                   $      (0.05)         $      (0.00)         $      (0.05)
   Diluted                                                                 $      (0.05)         $      (0.00)         $      (0.05)
Cumulative effect of accounting change:
  Basic                                                                              --          $       0.02          $       0.02
  Diluted                                                                            --          $       0.02          $       0.02
Net (loss)
  Basic                                                                    $      (0.05)         $       0.02          $      (0.03)
  Diluted                                                                  $      (0.05)         $       0.02          $      (0.03)


                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


The following is a reconciliation of the aggregate carrying amount of asset retirement obligation since adoption of SFAS 143 effective January 1, 2003 through June 30, 2003:

Asset retirement and reclamation liability-January 1, 2003            $1,096,571
Accretion of liability at assumed 8.5% annual rate for
  6 months ended June 30, 2003                                            47,481
                                                                      ----------
Asset retirement and reclamation liability-June 30, 2003              $1,144,052
                                                                      ==========

When and if gold production re-commences at the Tonkin Springs project, it is anticipated that the capitalized asset retirement costs related to implementation of SFAS 143 ($1,144,052 at June 30, 2003) will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no amortization of capitalized retirement costs during the three or six month periods ended June 30, 2003 since the Tonkin Springs property was not in operation.

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

CHANGES IN FINANCIAL CONDITION

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company has experienced losses for the six months ended June 30, 2003 of $493,094 and for the year ended December 31, 2002 of $1,375,459. During the six months ended June 30, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. The Company has no remaining available shares of common stock to sell to raise additional funding.

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

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the six months ended June 30, 2003, the Company recorded a net loss of $(493,094), or $(.03) per share, compared to a loss for the corresponding period of 2002 of $(707,925) or $(.05) per share. Included in the 2003 period results was a cumulative-effect gain on implementation of SFAS 143 of $404,000 which was a non-cash event. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $55,738 in 2003 to $144,064, primarily reflecting $14,000 of increased investor relations expenses, $12,000 in penalties related to registration obligations, and an increase of approximately $13,000 in legal and accounting costs primarily related to registration filings with the Securities and Exchange Commission. During the 2003 period $220,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $160,155 of such allocations were made in the 2002 period. However, in the 2002 period $84,280 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during the 2003 period. Holding costs for the Tonkin Springs property were $412,081 during 2003 compared to $572,724 for 2002 and, as noted above, include allocation of corporate office general and administrative expense of $220,613. Holding costs for the Tonkin Springs property was reduced in the 2003 period by $46,553 representing cost reimbursement from BacTech as provided in the option agreement and by $36,000, representing a reduction of reclamation liability related to the property. In addition, during the 2002 period claim fees of $155,307 were paid early and expensed while such costs will be paid when due during the third quarter of 2003. Stock compensation expense of $290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder at a price below the market price of the shares on the date of the transaction. Depreciation expense increased during the 2003 period to $10,193 from $5,503 during 2002 primarily reflecting amortization of capitalized license fees commencing during 2003. In the 2003 period, accretion expense of asset retirement obligation under SFAS 143 totaled $47,481.

For the three months ended June 30, 2003, the Company recorded a net loss of $(207,070) or $(.01) per share, compared to a loss for the corresponding period of 2002 of $(346,868) or $(.02) per share. General and administrative expense increased $27,880 in 2003 to $57,372, reflecting a small increase in salary expense as well as legal and accounting costs. Holding costs for the Tonkin Springs property were $121,416 for the three months ended June 30, 2003 compared to $285,143 for the 2002 period and include allocation of general and administrative expense of $109,331 and $90,359 respectively. The 2003 period holding costs reflected reduction of costs of $46,553 representing cost reimbursement from BacTech as provided in the option agreement. During the 2002 period an additional $38,743 of general and administrative cost were allocated to the cost of services provided under the GRC management contract while no similar allocation was made during the 2003 period. Depreciation increased during the 2003 period primarily reflecting amortization of capitalized license fees commencing during 2003. In the 2003 period, accretion expense of asset retirement obligation under SFAS 143 totaled $24,013.

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

     31.1* Certification of President, Chief Executive Officer and Chairman of the Board pursuant to U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     31.2* Certification of Vice President, Chief Financial Officer and Secretary pursuant to U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     32* Certification of (i) President, Chief Executive Officer and Chairman of the Board, and (ii) Vice President and Chief Financial Officer, Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------------
* Filed and included in this Form 10-QSB.


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