Form 10QSB/A
period 2003-09-30
U S GOLD CORP
filed 2004-02-18
CIK 314203

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
                                                (Unaudited)

                                                                     Three Month Period Ended            Nine Month Period Ended
                                                                          September 30,                       September 30,
                                                                  -----------------------------       ------------------------------
                                                                      2003              2002              2003              2002
                                                                      ----              ----              ----              ----
                                                                   (Restated)                          (Restated)
Revenues:
Recognized gain on sale of TSLLC interest to
  BacTech Nevada                                                  $   149,221       $        --       $   149,221       $        --
Management contract fees from Gold
  Resource Corporation ("GRC")                                             --                --                --            30,000
Interest income                                                        13,821             1,775            17,203             6,698
Gain on sale of other assets                                               --             5,498             4,000            15,498
                                                                  -----------       -----------       -----------       -----------
  Total revenues                                                      163,042             7,273           170,424            52,196
                                                                  -----------       -----------       -----------       -----------
Costs and expenses:
 General and administrative                                           196,505           157,192           340,569           245,518
 Holding costs of Tonkin Springs property                              30,970           229,379           449,718           802,103
 Exploration expense (costs of services
   provided under GRC management contract)                                 --            27,444                --           111,724
 Stock compensation expense                                                --                --           290,000                --
 Realization reserve-GRC stock                                        363,165                --           363,165                --
 Interest                                                                 370               690             1,028             2,705
 Accretion of asset retirement obligation-
   SFAS 143                                                             9,102                --            56,583                --
 Depreciation                                                           4,037             2,820             7,563             8,323
                                                                  -----------       -----------       -----------       -----------
  Total costs and expenses                                            604,149           417,525         1,508,626         1,170,373
                                                                  -----------       -----------       -----------       -----------
(Loss) before income taxes and cumulative effect of
accounting change                                                    (441,107)         (410,252)       (1,338,202)       (1,118,177)
                                                                  -----------       -----------       -----------       -----------
Provision for income taxes                                                 --                --                --                --
                                                                  -----------       -----------       -----------       -----------
(Loss) before cumulative effect of accounting change                 (441,107)         (410,252)       (1,338,202)       (1,118,177)
                                                                  -----------       -----------       -----------       -----------
Accounting change: cumulative effect
  Gain on implementation of SFAS 143                                       --                --           404,000                --
                                                                  -----------       -----------       -----------       -----------
Net (loss)                                                        $  (441,107)      $  (410,252)      $  (934,202)      $(1,118,177)
                                                                  ===========       ===========       ===========       ===========
Basic and diluted per share data-
(Loss) before cumulative effect of
 accounting change:
  Basic                                                           $     (0.03)      $     (0.03)      $     (0.08)      $     (0.07)
                                                                  ===========       ===========       ===========       ===========
  Diluted                                                         $     (0.03)      $     (0.03)      $     (0.08)      $     (0.07)
                                                                  ===========       ===========       ===========       ===========
Cumulative effect of accounting change:
  Basic                                                                    --                --       $      0.03                --
                                                                  ===========       ===========       ===========       ===========
  Diluted                                                                  --                --       $      0.03                --
                                                                  ===========       ===========       ===========       ===========
Net (loss)
  Basic                                                           $     (0.03)      $     (0.03)      $     (0.05)      $     (0.07)
                                                                  ===========       ===========       ===========       ===========
  Diluted                                                         $     (0.03)      $     (0.03)      $     (0.05)      $     (0.07)
                                                                  ===========       ===========       ===========       ===========



               The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                            (Unaudited and Restated)

ASSETS
Current assets:
 Cash and cash equivalents                                         $     65,649
 Accounts receivable-BacTech Nevada                                     781,702
 Prepaid expense                                                          3,079
                                                                   ------------
  Total current assets                                                  850,430
                                                                   ------------

Accounts receivable-BacTech Nevada                                      548,743
                                                                   ------------
Property and equipment, net                                               9,519
                                                                   ------------
Investment in GRC                                                            --
                                                                   ------------
Investment in Tonkin Springs LLC                                        880,840
                                                                   ------------
Other assets                                                              4,148
                                                                   ------------

  TOTAL ASSETS                                                     $  2,293,680
                                                                   ============
LIABILITIES, DEFERRED REVENUE
& SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    145,436
 Accrued salaries and directors fees, related parties                   248,896
 Installment purchase contracts                                             108
                                                                   ------------
  Total current liabilities                                             394,440
                                                                   ------------

Related party payables, long-term                                       544,760
                                                                   ------------
 Total liabilities                                                      939,200
                                                                   ------------

Deferred revenue, sale of interest to BacTech Nevada                    491,380
                                                                   ------------
Shareholders' equity:
Common stock, $.10 par value, 35,000,000 shares
  authorized; 18,126,061 shares issued and outstanding                1,812,607
Additional paid-in capital                                           33,510,109
Accumulated (deficit)                                               (34,459,616)
                                                                   ------------
   Total shareholders' equity                                           863,100
                                                                   ------------
TOTAL LIABILITIES, DEFERRED  REVENUE &
SHAREHOLDERS' EQUITY                                               $  2,293,680
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                         U.S. GOLD CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                                                   Nine Months Ended  September 30,
                                                                                                      2003                  2002
                                                                                                      ----                  ----
                                                                                                   (Restated)
Cash flows from operating activities:
 Cash received from management contract                                                           $        --           $    30,000
 Cash paid to suppliers and employees                                                                (787,537)             (862,533)
 Interest received                                                                                      3,942                 6,698
 Interest paid                                                                                         (1,028)               (2,705)
 Income taxes paid                                                                                         --                    --
                                                                                                  -----------           -----------
 Cash (used in) operating activities                                                                 (784,623)             (828,540)
                                                                                                  -----------           -----------
Cash flows from investing activities:
BacTech Nevada purchase price payments                                                                400,000                    --
Payment on license                                                                                         --               (20,000)
Sale of assets                                                                                          4,000                15,498
                                                                                                  -----------           -----------
 Cash provided by (used in) investing activities                                                      404,000                (4,502)
                                                                                                  -----------           -----------

Cash flows from financing activities:
Sale of common stock for cash                                                                         450,000               818,154
Borrowing from related parties                                                                             --                29,358
Repayment of borrowing from related parties                                                                --               (29,358)
Advance to GRC                                                                                        (30,000)              (30,000)
Repayment of advance from GRC                                                                          30,000                    --
Payments on installment purchase contracts                                                             (8,165)               (9,569)
                                                                                                  -----------           -----------
 Cash provided by financing activities                                                                441,835                78,585
                                                                                                  -----------           -----------

Increase (decrease) in cash and cash equivalents                                                       61,212               (54,457)
Cash and cash equivalents, beginning of period                                                          4,437                72,089
                                                                                                  -----------           -----------
Cash and cash equivalents, end of period                                                          $    65,649           $    17,632
                                                                                                  ===========           ===========

Reconciliation of net (loss) to cash (used in) operating activities:
 Net (loss)                                                                                       $  (934,202)          $(1,118,177)
 Items not requiring or providing cash:
  Accrued interest income                                                                             (13,262)                   --
  Stock compensation expense                                                                          290,000                    --
  Realization reserve-GRC stock                                                                       363,165                    --
  Gain on sale of interest to BacTech                                                                (149,221)                   --
  Accretion of asset retirement obligation-SFAS 143                                                    56,583                    --
  Cumulative-effect of accounting change: gain on
    implementation of SFAS 143                                                                       (404,000)                   --
  Depreciation                                                                                          7,563                 8,323
  (Increase) decrease in assets related to operations                                                  38,415               (37,671)
  Increase (decrease) in liabilities related to operations                                            (39,664)              318,985
                                                                                                  -----------           -----------
Cash (used in) operating activities                                                               $  (784,623)          $  (828,540)
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

Certain adjustments have been made to correct an error related to the implementation of SFAS 143 effective January 1, 2003. These adjustments, and the effect of these adjustments on the calculation of gain on sale of TSLLC interest to BacTech Nevada, had the effect of increasing the Net (loss) for the three month period ended September 30, 2003 by $60,156 and decreasing the Net (loss) for the nine month period ended September 30, 2003 by $296,362 and made changes to certain balance sheet amounts. See Note 5. Certain adjustments have also been made in the financial statements for September 30, 2002 to conform to accounting and financial statement presentation for the period ended September 30, 2003. These adjustments had no effect on the results of operations for the 2002 periods.

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" which the Company adopted effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made (See Notes 2 and 5). Effective September 30, 2003, the Company reflects, within its investment balance in TSLLC, its share of asset retirement obligation at Tonkin Springs based on SFAS 143 requirements. TSLLC has restrictive cash securities as surety for reclamation as required by the Bureau of Land Management ("BLM"). The adoption of SFAS 143 effective January 1, 2003, while TSLLC was fully consolidated within the financial statements of the Company, resulted in a cumulative adjustment to earnings upon implementation of $404,000 and a reduction in the obligation for retirement and reclamation and asset carrying value related to the Tonkin Springs project assets. In addition, as provided under SFAS 143, $56,583 expense for accretion of asset retirement obligation was recorded during the nine months ended September 30, 2003. See Notes 2 and 5.

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

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 plus a funding obligation of $12 million to TSLLC. BacTech Nevada had paid a total of $400,000 of the purchase price through September 30, 2003. In addition, a $600,000 purchase price payment was made by BacTech Nevada on October 31, 2003. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through September 30, 2003, BacTech Nevada has reported that it has spent approximately $757,713 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the total $1,750,000 purchase price payments of BacTech Nevada is $1,717,183. The Company's gain of $640,601 on the sale to BacTech Nevada consists of $149,221 which has been recognized in income at September 30,

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


2003 and $491,380 which will be recognized in income as purchase price payments are received from BacTech Nevada. As of September 30, 2003, the Company had accrued interest of $13,262 related to the BacTech Nevada purchase price obligations.

Under a letter agreement dated March 25, 2003, BacTech purchased the 55% interest in TSLLC effective as of July 31, 2003. As provided under that agreement BacTech reimbursed the Company for the holding costs at the Tonkin Springs property from March 25, 2003 through July 31, 2003 in the amount of approximately $68,500.

The Company and BacTech Nevada have amended and restated both the Member's Agreement and the Operating Agreement of TSLLC to reflect the July 31, 2003 transaction. As amended, those agreements provide that until BacTech Nevada has recovered its Funding Obligation, cash distributions from TSLLC (the "Distributions"), if any, shall be made based upon a sliding scale related to the gold price in effect from time to time. Pursuant to the sliding scale, Distributions to BacTech Nevada will range from 55% at $360 or more per ounce gold to 80% at $320 or less per ounce gold. After BacTech Nevada has received Distributions equal to its Funding Obligation of $12 million, then all Distributions shall be 55% to BacTech Nevada and 45% to the Company.

Set forth below are the unaudited and restated summarized statement of operations of Tonkin Springs LLC for the period ended September 30, 2003 (subsequent to the transaction with BacTech Nevada which was effective July 31, 2003), and the unaudited summarized balance sheet of Tonkin Springs LLC as of September 30, 2003, both as reported to the Company by BacTech Nevada. All costs have been funded by BacTech Nevada. The unaudited summarized balance sheet of Tonkin Springs LLC have been restated and adjusted for implementation of SFAS 143 effective January 1, 2003, (see Note 5).

     TONKIN SPRINGS LLC
     STATEMENT OF OPERATIONS                              Period July 31, 2003
                                                          To September 30, 2003
                                                        ------------------------
                                                        (Unaudited and Restated)

     Property holding and evaluation costs                    $  757,713
     Accretion of asset retirement obligation                     16,392
                                                              ----------
                Total expenses                                   774,105
                                                              ----------
     Net loss                                                 $ (774,105)
                                                              ==========

                             Continued on next page.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


     TONKIN SPRINGS LLC
     BALANCE SHEET                                         September 30, 2003
                                                        ------------------------
                                                        (Unaudited and Restated)
     Assets:
      Property, plant, equipment, net                         $ 4,761,665
      Restricted time deposit for  reclamation bond             1,820,951
     Other assets                                                  51,334
                                                              -----------
     Total assets                                             $ 6,633,950
                                                              ===========
     Liabilities, Obligations and Members' Equity:
     Accounts payable and accrued liabilities                 $         -
     Retirement obligation                                      1,168,506
     Other permit obligations                                      72,511
                                                              -----------
       Total liabilities and obligations                        1,241,017
                                                              -----------
     Members' Equity-
       BacTech Nevada
         Contributions                                            757,713
         Net loss                                                (774,105)
                                                              -----------
          Total BacTech Equity                                    (16,392)
                                                              -----------

       Total U.S. Gold subsidiaries equity                      5,409,325
                                                              -----------
         Total members equity                                   5,392,933
                                                              -----------
     Total liabilities, obligations and
      members' equity                                         $ 6,633,950
                                                              ===========

Bonding of reclamation as required under various Nevada and Federal Bureau of Land Management ("BLM") agencies is the responsibility of TSLLC under the terms of the Tonkin Springs LLC. The most recent estimate of reclamation costs, as approved by the BLM is $1,810,377. As of September 30, 2003, TSLLC had bonds posted in the aggregate amount of $1,820,951 with the BLM and other governmental agencies secured by a restricted cash time deposit related to the estimated of the BLM reclamation costs.

The estimate of "Retirement Obligation" for the Tonkin Springs properties as of September 30, 2003, reflecting the adoption of SFAS 143 effective January 1, 2003, is $1,168,506. The Company reflects its share of this obligation, $525,828, in its investment balance for TSLLC based on its 45% interest in TSLLC. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties.

The following is a reconciliation of the aggregate carrying amount of asset retirement obligation on TSLLC's books since adoption of SFAS 143 effective January 1, 2003:

     Asset retirement obligation-January 1, 2003              $1,096,571
     Accretion of obligation at assumed 8.5% annual rate
       For 9 months ended September, 30, 2003                     71,935
                                                              ----------
     Asset retirement obligation-September 30, 2003           $1,168,506
                                                              ==========

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no adjustment for amortization expense of capitalized asset retirement cost required under SFAS 143 for 2003 since the Tonkin Springs property was not in operation.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


3.   SHAREHOLDERS' EQUITY

Effective September 19, 2003, the shareholders of the Company approved an amendment to its Articles of Incorporation increasing the capital of the Company from 18,000,000 common shares to 35,000,000 common shares. With the increase to the authorized capital of the Company agreements with executive officers of the Company and a non-executive director to refrain from exercise of certain stock option agreements, covering an aggregate of 1,930,400 shares of common stock of the Company, were terminated and those stock option agreements became fully exercisable.

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

Effective September 30, 2003, the Company acquired the 675,676 shares of Gold Resource Corporation ("GRC") common stock owned by RMB International (Dublin) Ltd. ("RMB") in exchange for 672,528 shares of unregistered common shares of the Company valued at $0.54 per share (for an aggregate value of $363,165). The Company has filed a registration statement with the Securities and Exchange Commission covering the shares issued to RMB but it has not been declared effective to date. This transaction with RMB terminates the "Bring Along Obligation" under a subscription agreement dated May 6, 2002 that obligated the Company and the founders of GRC, under certain circumstances, to sell some or all of their shares of GRC to a third party on a pari passu basis along with all of the shares owned by RMB, and which gave RMB the contingent right to seek and negotiate such sale for up to 51% of the then outstanding shares of GRC. The independent directors of the Company unanimously approved this transaction with RMB (see Note 4).

4.   GOLD RESOURCE CORPORATION

As of September 30, 2003, the Company owned 1,956,676 shares of common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company. This ownership includes the acquisition of GRC shares from RMB as discussed above and represents approximately 40% of GRC's capitalization as of September 30, 2003.

GRC is currently evaluating a gold property in the state of Oaxaca, Mexico, designated as GRC's "El Aguila" property which GRC leased in November 2002. In August 2003, GRC entered into an agreement with Canyon Resources Corporation, a

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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
                                                                    ===========


                            Gold Resource Corporation
                       Statement of Operations (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                           2003           2002
                                                          -----           ----

Interest income                                        $     124      $     232
                                                       ---------      ---------

Costs and Expenses:
 Costs of services provided under Management
  Contract with U.S. Gold Corporation                         --        270,000
 General and administration                               46,525         23,683
  Property acquisition and exploration costs-
    Zimapan project                                       21,549        199,752
    El Aguila project                                    213,757             --
                                                       ---------      ---------
Total expense                                            281,831        493,435
                                                       ---------      ---------

Net Loss                                               $(281,707)     $(493,203)
                                                       =========      =========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The Company had historically recorded a liability for reclamation of the Tonkin Springs property for the legal obligations for asset retirement and reclamation of the property based on BLM approved methodology to estimate the cost for required reclamation of the Tonkin Springs property. The Tonkin Springs property is held by Tonkin Springs LLC. The Company owned Tonkin Springs LLC 100% and fully consolidated its accounts in the Company's financial statements until July 31, 2003 when it sold 55% interest in Tonkin Springs LLC to BacTech Nevada (See Note 2). Subsequent to July 31, 2003, the Company reflects its 45% interest in Tonkin Springs LLC as an equity investment as shown in its Consolidated Balance Sheet as of September 30, 2003.

Under BLM obligations for Tonkin Springs LLC, the Company and BacTech Nevada are required to remove processing plant and facilities from the property and to complete certain other property restoration. The historic balance sheet liability for reclamation obligation at Tonkin Springs computed as required by the BLM was greater than the Retirement Obligation computed under methodology of SFAS 143 as of January 1, 2003. Therefore, the cumulative-effect adjustment on implementation of SFAS 143 as of January 1, 2003 resulted in a gain of $404,000 in the Company's Consolidated Statement of Operations of the Company for the nine month period ended September 30, 2003, as discussed further below.

Upon the adoption of SFAS 143, effective January 1, 2003, the Company reversed the prior BLM liability for reclamation, in the amount of $1,737,866, and then recorded Retirement Obligation computed under SFAS 143, in the amount of $1,096,571. That Retirement Obligation was determined by estimating the cost for retirement obligation at Tonkin Springs and then increasing such estimate by 5% per annum for inflation to the approximate date of estimated actual retirement of the assets (initially assumed to be 2010) and then discounting that result amount by the estimate of "credit-adjusted risk-free rate" for the Company, 8.5% per annum, to January 1, 2003, the date of implementation of SFAS 143. During the seven month period ended July 31, 2003 when the Company sold the 55% interest to BacTech Nevada, SFAS 143 requires accretion of the Retirement Obligation at 8.5% per annum.

The implementation of SFAS 143 had the effect of decreasing the Net loss for the nine month period ended September 30, 2003 by $404,000 which effect is net of $66,000 of amortization expense based upon units of production related to gold production at Tonkin Springs during the period 1985 to 1988. The implementation of SFAS 143 effective January 1, 2003 also had the effect of decreasing the aggregate obligations related to the Tonkin Springs properties by $641,295 and decreasing the Company's consolidated book value of assets at Tonkin Springs by $237,295. In addition, as provided under SFAS 143, the Company recorded an expense for accretion of asset retirement obligation of $56,583 during the nine-month period ended September 30, 2003. Implementation of SFAS 143 had no effect on cash flows of the Company.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


The above adjustments for implementation of SFAS 143 also changed the computation of the gain on the sale of 55% interest in Tonkin Springs LLC to BacTech Nevada effective July 31, 2003, since the book value of assets at Tonkin Springs were reduced. The gain on the sale to BacTech was reduced by $219,317 to $640,601 and the amount of gain recognized for the nine months ended September 31, 2003 was reduced by $51,054 to $149,221. Likewise the investment in Tonkin Springs LLC was increased by $128,089 to $880,840 and the deferred revenue from BacTech related to the sale was decreased $168,253 to $491,380.

The following table of summarized consolidated balance sheet of the Company as of September 30, 2003 and summarized consolidated statement of operations for the nine months ended September 30, 2003, reconciles prior reported amounts to the restated amounts:


                                                                            As Reported           Adjustments          As Restated
                                                                            -----------           -----------          -----------
Summarized Consolidated Balance Sheet:
ASSETS:
Investment in Tonkin Springs LLC                                           $    752,751          $    128,089          $    880,840
                                                                           ------------          ------------          ------------
TOTAL ASSETS                                                               $  2,165,591          $    128,089          $  2,293,680
                                                                           ============          ============          ============
TOTAL LIABILITIES, DEFERRED REVENUE
& SHAREHOLDERS'EQUITY

Deferred revenue, sale of interest
To BacTech Nevada                                                          $    659,643          $   (168,263)         $    491,380
                                                                           ------------          ------------          ------------
Accumulated (deficit)                                                       (34,755,978)              296,362           (34,459,616)
                                                                           ------------          ------------          ------------
Total shareholders' equity                                                      566,738               296,362               863,100
                                                                           ------------          ------------          ------------
TOTAL LIABILITIES, DEFERRED REVENUE
& SHAREHOLDERS'EQUITY                                                      $  2,165,591          $    128,089          $  2,293,680
                                                                           ============          ============          ============

Summarized Consolidated Statement Of Operations
Revenues:
Recognized gain on sale of TSLLC
Interest to BacTech Nevada                                                 $    200,275          $     51,054          $    149,221
                                                                           ------------          ------------          ------------
Total revenues                                                                  221,478                51,054               170,424
                                                                           ------------          ------------          ------------

Costs and expenses:
Accretion of asset retirement obligation-SFAS 143                                     0                56,583                56,583
                                                                           ------------          ------------          ------------

Total costs and expenses                                                      1,452,043                56,583             1,508,626
                                                                           ------------          ------------          ------------

(Loss) before cumulative-effect of
  accounting change                                                          (1,230,564)             (107,638)           (1,338,202)
                                                                           ------------          ------------          ------------

Accounting change-cumulative effect
gain on implementation of SFAS 143                                                    0               404,000               404,000
                                                                           ------------          ------------          ------------
NET (LOSS)                                                                 $ (1,230,564)         $    296,362          $   (934,202)
                                                                           ============          ============          ============
Basic and diluted per share data-
(Loss) before cumulative effect of
 accounting change:
   Basic                                                                   $      (0.07)         $      (0.01)         $      (0.08)
   Diluted                                                                 $      (0.07)         $      (0.01)         $      (0.08)

Cumulative effect of accounting change:
  Basic                                                                              --          $       0.03          $       0.03
  Diluted                                                                            --          $       0.03          $       0.03

Net (loss)
  Basic                                                                    $      (0.07)         $       0.02          $      (0.05)
  Diluted                                                                  $      (0.07)         $       0.02          $      (0.05)


                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


The following is a reconciliation of the aggregate carrying amount of asset retirement obligation since adoption of SFAS 143 effective January 1, 2003 through the date of the sale to BacTech, July 31, 2003:

Asset retirement and reclamation liability-January 1, 2003            $1,096,571
Accretion of liability at assumed 8.5% annual rate for
  7 months ended July 31, 2003                                            56,583
                                                                      ----------
Asset retirement and reclamation liability-July 31, 2003              $1,153,154
                                                                      ==========

When and if gold production re-commences at the Tonkin Springs project, it is anticipated that the capitalized asset retirement costs on the books of Tonkin Springs LLC related to implementation of SFAS 143 ($1,168,506 at September 30,
2003) will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no amortization of capitalized retirement costs during the seven month period ended July 31, 2003, or the nine month period ended September 31, 2003 since the Tonkin Springs property was not in operation.

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

CHANGES IN FINANCIAL CONDITION

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company experienced losses for the nine months ended September 30, 2003 of $934,202 and for the year ended December 31, 2002 of $1,375,459. During the nine months ended September 30, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. With the closing of the Bactech Nevada transaction discussed above, the Company had received a total of $400,000 in Purchase Price payments through September 30, 2003 and an additional $600,000 on October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had working capital of $455,990 comprised of current assets of $850,430 and current liabilities of $394,440, including related party liabilities of $248,896. As noted above, on October 31, 2003, the Company received a $600,000 Purchase Price payment from BacTech Nevada which included $9,000 of accrued interest. The remaining $750,000 Purchase Price payment from BacTech Nevada is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. The Company has no source of anticipated working capital other than these payments from BacTech Nevada.

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

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the nine months ended September 30, 2003, the Company recorded a net loss of $(934,202), or $(.05) per share, compared to a loss for the corresponding period of 2002 of $(1,118,177) or $(.07) per share. In the 2003 period, the Company realized $149,221 of gain on the sale of the 55% interest in TSLLC to BacTech Nevada and $13,262 of accrued interest related to the BacTech Nevada Purchase Price receivable. This gain on the sale of the TSLLC interest is being realized as Purchase Price payments from BacTech Nevada are received. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $95,051 in 2003 to $340,569, primarily reflecting $28,000 of increased investor relations expenses including the costs of the annual meeting of shareholders, an increase of approximately $17,000 in legal and accounting costs primarily related to the annual meeting of shareholders and a Registration Statement filed with the Securities and Exchange Commission, and a $16,000 increase in outside directors fees with the addition of 3 directors to the board. During the 2003 period $258,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $217,909 of such allocations were made in the 2002 period. However, in the 2002 period $111,724 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during the 2003 period. Total holding costs for the Tonkin Springs property were $449,718 during 2003 compared to $802,103 for 2002 and include allocation of corporate office general and administrative as noted above. Holding costs for the Tonkin Springs property were reduced in the 2003 period by $68,500 of cost reimbursement from BacTech and a $36,000 reduction of reclamation liability related to the Properties. Stock compensation expense of $290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder at a price below the market price of the shares on the date of the transaction. The Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC. In the 2003 period, accretion expense of asset retirement obligations under SFAS 143 totaled $56,583 while no similar expense was recognized in the 2002 period since the Company implemented SFAS 143 effective January 1, 2003. Depreciation expense increased during the 2003 period to $7,563 from $8,323 during the 2002 period primarily reflecting amortization of capitalized license fees commencing during 2003. The implementation of SFAS 143 effective January 1, 2003 resulted in a cumulative effect gain on implementation of SFAS 143 of $404,000 related to the reversal of reclamation obligation expense in prior years for the Tonkin Springs project reduced by amortization capitalized costs related to SFAS 143 computed asset retirement reflecting prior years gold production. The gain on implementation of SFAS 143 and the accretion of asset retirement obligations had no impact on the Consolidated Statement of Cash Flows of the 2003 periods.

For the three months ended September 30, 2003, the Company recorded a net loss of $(441,107) or $(.03) per share, compared to a loss for the corresponding period of 2002 of $(410,252) or $(.03) per share. In the 2003 period, the Company realized $149,221 of gain on the sale of the 55% interest in TSLLC to BacTech Nevada and $13,262 of accrued interest related to the BacTech Nevada Purchase Price receivable. General and administrative expense increased $39,313 in 2003 to $196,505, reflecting a small increase in salary expense, lower allocations of general and administrative costs to "Holding costs of Tonkin Springs property" as BacTech Nevada assumed responsibility for TSLLC effective July 31, 2003, as well as increased investor relations, legal and accounting costs. Holding costs for the Tonkin Springs property were $30,970 for the month ended July 31, 2003, compared to $229,379 for the three month period ended September 31, 2002 period and include allocation of general and administrative expense of $38,000 and $57,754 respectively. The reduction of holding costs during the 2003 period reflected reduction of $21,932 representing cost reimbursement from BacTech for the month of July 2003 as provided in the Letter Agreement. During the 2002 period an additional $27,444 of general and administrative cost were allocated to the cost of services provided under the GRC management contract while no similar allocation was made during the 2003 period. During the 2003 period $9,102 of accretion expense for asset retirement obligation was recognized. Depreciation increased during the 2003 period primarily reflecting amortization of capitalized license fees commencing during 2003.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

On December 19, 2002, the Company received notice from HW Process Technologies Inc. ("HWPT") indicating that HWPT had filed a Statement of Mechanic's or Materialman's Lien in Eureka County, Nevada concerning alleged amounts due and unpaid by the Company to HWPT related to the Design-Build Agreement dated July 3, 2002, in the approximate amount of $85,000. HWPT agreed to accept $50,000 as payment in full of its claims. Of such amount $5,000 was paid during the third quarter of 2003 and $45,000 was paid on November 3, 2003. The Company obtained a lien release from HWPT in February 2004. There are no other legal proceedings involving the Company.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Shareholders also approved a proposal to amend the Non-Qualified Stock Option and Stock Grant Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 2,500,000 shares to 3,500,000 shares, with 11,216,111 shares voting in favor of the resolution, 502,421 shares voting against the resolution and 66,650 shares abstaining from voting on the matter. This proposal required the affirmative vote at least 7,498,920 shares being a majority of the shares represented in person or by proxy at the meeting which totaled 14,997,838 shares.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

____________________

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