Form 10KSB
period 2003-12-31
U S GOLD CORP
filed 2004-03-30
CIK 314203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year. $404,802 in revenues for year ended December 31, 2003.

The aggregate market value (at the last trade price of $1.05 per share) of the Common Stock of U.S. Gold Corporation held by non-affiliates as of March 26, 2004 was approximately 11,728,000. As of March 26, 2004, there were 19,628,954 shares of Common Stock, par value $0.10, outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):    Yes   No x


                                                   TABLE OF CONTENTS

PART I

Item 1:        Description of Business.........................................................................   3

Item 2:        Properties......................................................................................  10

Item 3:        Legal Proceedings...............................................................................  14

Item 4:        Submission of Matters to a Vote of Security Holders.............................................  14


PART II

Item 5:        Market for Common Equity and Related Stockholder Matters........................................  15

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................  19

Item 7:        Financial Statements............................................................................  24

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure...................................................................................  47

Item 8A:       Controls and Procedures.........................................................................  47

PART III

Item 9:        Directors, Executive Officers, Promoters and Control Persons; Compliance
                  With Section 16(a) of the Exchange Act.......................................................  47

Item 10:       Executive Compensation..........................................................................  52

Item 11:       Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters..................................................................  57

Item 12:       Certain Relationships and Related Transactions..................................................  59

PART IV

Item 13:       Exhibits and Reports on Form 8-K................................................................  64

Item 14:       Principal Accountant Fees and Services..........................................................  69

Signatures ....................................................................................................  70

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

U.S. Gold Corporation ("U.S. Gold" or the "Company") was organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, by vote of our shareholders, we changed our name from Silver State Mining Corporation to U.S. Gold Corporation. On September 19, 2003, by a vote of our shareholders, the authorized number of common shares of stock that we can issue was increased from 18 million shares to 35 million shares. Since our inception, we have been engaged in the exploration for, development of, and the production and sale of gold and silver, as well as base metals, and have conducted such activities in various western U.S. states and Mexico. The Company has not had revenues from mining operations since 1990.

The Company participates in two mining properties through a direct 45% interest at the Tonkin Springs gold property in Eureka County, Nevada, and through a 40% equity interest in Gold Resource Corporation ("GRC") that is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico.

At the Tonkin Springs gold property we are presently in the exploration stage for gold and silver at the Tonkin Springs property. Our interest in this property is held by a 45% interest in Tonkin Springs LLC, a Delaware limited liability company also referred to as "TSLLC." That 45% interest is held by subsidiaries of the Company, Tonkin Springs Venture Limited Partnership, which is a Nevada limited partnership also referred to as "TSVLP" holds 44.5% of TSLLC and 0.5% of TSLLC is held by U.S. Environmental Corporation, a Colorado corporation and subsidiary of the Company. TSVLP, in turn, is owned 100% by two of our wholly-owned subsidiaries.

On March 25, 2003 the Company and BacTech Enviromet Corporation, a Canadian corporation based in Ontario now named BacTech Mining Corporation ("BacTech) entered into an option agreement whereby BacTech could purchase a 55% ownership interest in TSLLC from the Company for $1,750,000 (the "Purchase Price") plus a funding obligation of $12 million to TSLLC by BacTech. The option was exercisable through July 31, 2003. BacTech paid the Company a non-refundable deposit of $250,000 under the option agreement, which was applied against the Purchase Price, and was obligated to fund reasonable and necessary holding costs of the Properties from March 25, 2003 through Closing or termination of the option agreement in the amount of $68,500.

Effective July 31, 2003, BacTech Nevada, a subsidiary of BacTech, closed on the purchase of 55% equity ownership interest in TSLLC assumed management and funding responsibilities for TSLLC. The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC is $1,750,000 (the "Purchase Price") plus a funding obligation of $12 million to TSLLC. Including the $250,000 paid by BacTech with the Letter Agreement, the $150,000 paid by BacTech Nevada at the closing and $600,000 paid by BacTech on October 31, 2003, BacTech Nevada has paid a total of $1,000,000 of the Purchase Price to date. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through December 31, 2003, BacTech Nevada has reported that it has spent approximately $1,374,453 toward its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company. The Company estimates that the gain on the sale of the 55% interest to BacTech Nevada will result in a gain of approximately $640,601 which will be recognized as the Purchase Price is realized. Through December 31, 2003, the Company has recognized $369,696 of the gain on this sale.

Our 100% ownership in TSLLC held prior to the transaction with BacTech Nevada described above was achieved effective October 17, 2001 upon the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc., also referred to as "TSHI", who prior to their withdrawal held 60 percent ownership in TSLLC and were the project managers. There was no gain nor loss recognized on the withdrawal of TSHI from TSLLC. After the withdrawal of TSHI from TSLLC the Company provided for the holding costs related to Tonkin Springs until closing of the BacTech Nevada transaction described above.

TSLLC is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

We also have an equity investment in an affiliate company, GRC, a private Colorado corporation. At December 31, 2003, the Company held approximately 40 percent of the outstanding shares in GRC. William W. Reid and David C. Reid, executive officers of the Company, personally or beneficially own collectively approximately 29 percent of GRC as of that date. Through the GRC equity investment we have the opportunity to participate in potential business activities in Mexico without any required funding obligations. In November 2002, GRC leased a gold exploration property in the state of Oaxaca, Mexico, designated the El Aguila property. In August 2003, GRC entered into an exploration and development funding agreement regarding the El Aguila property with Canyon Resources Corporation (AMEX:CAU) ("Canyon") whereby Canyon can earn a 50% interest in the El Aguila property by funding over time $3.5 million in exploration and development costs of which Canyon has committed to and has funded $500,000 through March 30, 2004. GRC is evaluating results of its Phase I and Phase II exploratory drilling program of the El Aguila project focused on one target area of interest in the 14.7 square mile property. This exploration drilling encountered some high-grade gold intercepts which will require additional exploration drilling in order to fully evaluate. GRC is having a scoping study performed by an independent engineering firm on El Aguila project in order to estimate capital and operating costs for evaluation of possible development of the property which study is anticipated to be completed during the second quarter of 2004. After the study is complete, Canyon will have 90 days to elect to fund the remaining balance of $3,000,000 to earn a 50% interest in the El Aguila project, or alternatively, convert their Phase I and Phase II program funding of $500,000 into 600,000 shares of Gold Resource Corporation stock. In August 2003 GRC dropped the previously leased base-metal property, designated as the Zimapan property, located in the Zimapan Mining District in the state of Hidalgo, Mexico. From July 1, 2000 through December 31, 2002 we managed all activities of GRC under management contracts while GRC was responsible for funding the Zimapan and El Aguila properties. GRC is currently involved in an effort to raise funds through the private sale of its Common Stock with the proceeds to be used, in part, for its corporate overhead. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-CONTRACT WITH GOLD RESOURCE CORPORATION.")

We may also seek to secure other financings for our operations or to enter into other business arrangements. We may also consider a potential merger with another company, which would normally require approval by shareholders of the Company.

We have begun, and TSLLC is continuing, the evaluation of the potential of recommencing gold production at the Tonkin Springs project utilizing the known mineralized material and existing facilities to the extent possible. The current TSLLC effort is being carried out by BacTech Nevada as the manager under the joint venture agreement effective July 31, 2003. This involves the evaluation of the financial aspects and operational issues involved and the processes necessary to recommence production. In addition, this evaluation also involves identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek amendments of our existing regulatory permits and authorities or new ones to allow resumption of operations. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval.

General

The Company is primarily engaged in the precious metals and base metals mining business in the continental United States and through an equity investment in an affiliate company, in Mexico. However, we may also evaluate and develop properties outside the United States. The Company owns a 45% interest in the Tonkin Springs gold mine located in Eureka County, Nevada, and a 40% equity investment in an affiliated company, Gold Resources Corporation which is currently exploring a gold property in Mexico.

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

Prior Ownership and Control of Tonkin Springs Project.

Effective October 17, 2001, we assumed 100% ownership of TSLLC which in turn owns the Tonkin Springs Project located in Eureka County, Nevada, following the withdrawal of Tonkin Springs Holding Inc. ("TSHI") from TSLLC effective October 17, 2001.

Under the TSLLC agreements, TSHI was required to fund all costs of TSLLC until their withdrawal. During the period from February 26, 1999 through October 17, 2001, TSHI reported that it spent approximately $5.1 million at Tonkin Springs including exploration expenditures in the approximate amount of $2.6 million, reclamation and bonding of approximately $.5 million and holding costs of approximately $2.0 million. During the period of TSHI's involvement with TSLLC it paid the Company an aggregate $1,720,000 (the "Project Payments") as partial consideration for the terms and conditions of the TSLLC agreements.

Prior to formation of TSLLC in 1999, the Company's 40% ownership interest in the Tonkin Springs properties was subject to a Project Joint Venture under a 1993 Agreement with Gold Capital Corporation, a Colorado corporation, the owner of 60%. Effective February 26, 1999, the Company and Gold Capital terminated the 1993 Agreement and each retained their respective 40% and 60% undivided interests in Tonkin Springs. Gold Capital then immediately sold its 60% interest in Tonkin Springs to TSHI, and then TSHI and the Company each immediately contributed their respective undivided interests in Tonkin Springs into the TSLLC in exchange for 40% and 60%, respectively, of the equity capital of TSLLC.

The Company recognized neither a gain nor a loss on the termination of the 1993 Agreement and on the contribution of its 40% undivided interest in the Properties to the TSLLC.

Loan Settlement Agreement with FABC

Effective February 21, 1992, the Company entered into a Loan Settlement Agreement with its former senior secured lender, French American Banking Corporation ("FABC"). As partial consideration to FABC under that agreement the Company entered into an agreement between Tonkin Springs Gold Mining Company ("TSGMC"), a wholly owned subsidiary of the Company, and FABC entitled Agreement To Pay Distributions, which requires TSGMC to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No amounts have been paid FABC to date under this obligation.

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

Major Customers

During recent years the Company has been dependent upon Project Payments from former partners at Tonkin Springs and management contract revenues from affiliates of the Company for its only source of revenues. Sales of concentrates of mineralized material or of refined gold and silver bullion, if any, derived from future operations are anticipated to be made to unaffiliated companies. We believe that the loss of these customers for concentrates or for refined gold and silver would not affect our business.

Patents, Trademarks, Licenses, Franchises, Concessions

On May 30, 2002 the Company finalized the non-exclusive license agreement with Newmont for possible use Newmont's commercially proven N2TEC technology to process sulfide gold mineralization at Tonkin Springs, such license has been assigned to TSLLC. TSLLC is currently evaluating use of this technology as well as other processing alternatives for Tonkin Springs.

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

Prior to the commencement of any mining operations at the Tonkin Springs properties, if any, TSLLC will have to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. At the Tonkin Springs properties, certain existing governmental or regulatory permits will require modification or reissue to reflect any resumed mining activities. The material State of Nevada permits that will need to be modified to operate Tonkin Springs include the Water Pollution Control Permit which current permit expires by its term April 15, 2005 (amendment expected to require approximately six months for approval after satisfactory submission), Air Quality Emissions Permit which current permit expires October 23, 2005 (amendment expected to take sixty days from satisfactory submission), Artificial Pond Permits (recently renewed with expiration date of April 30, 2007). The current regulatory agency approved Plan of Operations and Reclamation Plan (which includes the $1.8 million cash bond) is valid until changes in the status of the properties requires modification or until required for update by the regulators to reflect future cost estimate changes. Changes to the Reclamation Permit which will be submitted contemporaneously to both the Nevada Division of Environmental Protection ("NDEP") and the Bureau of Land Management ("BLM") for their review and approval. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. The Tonkin Springs Property may, however, not move beyond the exploration stage.

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

TSLLC, the Company and BacTech Nevada are responsible for the reclamation obligations related to disturbances at Tonkin Springs. The current regulatory agency required estimate of reclamation costs related to the existing disturbances of the Properties is approximately $1.8 million which estimate has been approved by appropriate governmental agencies, the NDEP and BLM. As set forth under various governmental requirements, bonding of reclamation under Nevada and BLM has been funded for the Tonkin Springs Properties in the form of cash bonds posted in the amount of $1.8 million secured by TSLLC restricted cash deposits. Actual reclamation, generally, will be commenced upon the completion of mining operations in various locations of the Properties and generally thereafter upon the completion of the remaining operations at the Properties.

The Company believes it and TSLLC are in compliance with Federal, state and local requirements regarding reclamation bonding and other guarantees. TSLLC has in place as of December 31, 2003 (a) cash bonding of approximately $45,500 in favor of the State of Nevada Department of Conservation and Natural Resources for pad expansion, monitoring wells and tailings pond permits (aggregate required amount $40,911), (b) cash bonding of $34,400 in favor of BLM for property wide exploration (aggregate required amount $34,000), and (c) cash bonding of approximately $1,741,000 for project reclamation jointly administered by the State of Nevada and the BLM (aggregate required amount $1,737,866). Therefore, as of December 31, 2003, TSLLC has approximately $1,821,000 in aggregate balances of restrictive cash deposits which secure $1,812,777 in various bond and permit requirements to governmental authorities.

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

Employees

At March 30, 2004, we had 3 employees, each of whom is employed on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Tonkin Springs Properties

History

Exploration and other mineral related activities have occurred at the Tonkin Springs property area since the 1950's, when prospecting for mercury and barite was active. Between 1966 and 1980, several companies including Homestake Mining Company and Placer Amex, conducted exploration including road building, surface sampling and drilling on portions of the property. Precambrian Exploration, Inc. ("PEX") subsequently staked several mining claims and continued drilling and developed a mineral resource. In 1985 the Company joint-ventured the property with PEX and later bought their interest in the project. Between 1985 and 1988 the Company built and operated an oxide heap leach operation. In 1988 it began developing the sulfide resource and built a mill to process that ore using bio-oxidation followed by standard cyanidation to recover the gold. In late 1989, the Company substantially completed construction of a 1,500 ton-per-day milling facility at the Tonkin Springs property designed to process sulfide gold mineralization through the use of bacteria to oxidize the sulfide mineralization prior to extraction of the gold through the conventional milling process utilizing cyanidation to dissolve the gold and activated carbon to capture the gold through adsorption. The construction cost of the mill was approximately $31 million. The Company operated the integrated mill facility in a start-up mode commencing in March 1990. However, the mill facility did not reach commercial operation by June 1990, and because of severe liquidity problems we put the operation on stand-by status beginning in June 1990. Since 1990 we have had various joint venture and similar partners at the Tonkin Springs Project, most recently BacTech Nevada under a transaction which closed effective July 31, 2003.The Tonkin Springs property area has been drilled with approximately 2,800 holes averaging about 200 feet in depth. Drilling has included reverse circulation, down-the-hole hammer, core and air-track drilling. The Company did the great majority of drilling between 1984-1990 but joint-venture partners Homestake Mining also drilled 86 RC and core holes (79,288 feet) between 1991-1992 and Agnico-Eagle Mines drilled 107 RC holes (63,575 feet) from 1999-2001. Based on the drilling to date as well as other information the Tonkin Springs property has an estimate of mineralized material of 30.7 million tons with an average grade of 0.045 ounces gold per ton.

General

The Tonkin Springs properties are located on the Battle Mountain-Cortez Trend, approximately 45 miles northwest of Eureka, Nevada. Effective July 31, 2003 TSLLC is owned 45% by subsidiaries of the Company and 55% by BacTech Nevada.

During the period February 26, 1999 through October 17, 2001, the Company held a 40% equity interest in TSLLC with TSHI holding the remaining 60% and its affiliate, Tonkin Spring Management Company, being manager. However, effective October 17, 2001, TSHI withdrew from TSLLC and as provided in the agreement transferred its ownership interest to the Company through TSVLP. After the withdrawal of TSHI, TSVLP assumed management responsibilities for TSLLC until July 31, 2003, when BacTech Nevada assumed management responsibilities for TSLLC.

Tonkin Springs is an open-pit gold mining and processing project consisting of unpatented mining claims, an integrated milling facility, and support facilities on approximately 23,640 acres of Federal land located along the Battle Mountain
- Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada. Part of the mineralized material at the Project is contained in sulfides and will require concentration and/or pre-treatment prior to final processing. An important part of the mineralized material at the Project is in oxide form, located at the Tonkin North deposit, and is amenable to conventional extraction methods.

The Company has held an interest in Tonkin Springs since 1984 and historically produced approximately 26,000 ounces gold from an oxide ore heap leach operation during 1985 through 1988 prior to construction of the mill facilities to process sulfide mineralization discussed further above under "History."

Recent Activities at Tonkin Springs

During 2003, and until the BacTech Nevada transaction effective July 31, 2003, TSLLC was maintained by the Company on a care-and-maintenance basis. Subsequent to July 31, 2003, TSLLC, with BacTech Nevada as manager, has been involved with the analysis of data and evaluation of the potential of commencing gold production operations at the Tonkin Springs project. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".)

Continuing a program first begun by the Company in 1998, the Company was satisfied with results of test work on Tonkin Springs sulfide gold mineralization using Newmont's proprietary and commercially proven N2TEC Flotation Technology. This process deals with the concentration of sulfide gold mineralization which can make transportation and/or further processing more efficient. Test work performed by Newmont on samples of Tonkin Springs sulfide mineralization involved grinding the ore followed by flotation using the N2TEC Flotation Technology process to concentrate the gold bearing sulfides. While the test work was limited in sample size and scope, the tests did indicate that the sulfide ores from Tonkin Springs are amenable to Newmont's flotation technology with total gold recovery from the combined concentrates as well as through conventional processing of the oxide portion of the mineralization of 88 to 91%. On May 30, 2002 the Company and Newmont executed a non-exclusive technology license that allows TSLLC to use the Newmont commercially proven technology to process sulfide gold mineralization at Tonkin. The license includes a net smelter return production royalty of 2% of net revenues derived from precious metal concentrates produced utilizing the Newmont technology. This license has been transferred by the Company to TSLLC.

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

The oldest sedimentary rocks identified at Tonkin Springs are the Ordovician Vinini siliclastic, carbonate and greenstone lithologies. The Vinini is well exposed and makes up most of the central core of the property. It has been divided into three distinct units: the Telephone Member, the Rooster Member and the Coils Member. The Telephone Member is the lowest member and is comprised of thin to medium-bedded, gray, blocky, sandy to silty carbonates, calcareous carbon shales, micrites, and thin-bedded limestone in the upper part. All ore developed to date in the gold resource at Tonkin Springs is in the Vinini Formation or intrusives in contact with the Vinini and is within or adjacent to low-angle and high-angle structures.

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

Claims

Currently, the Tonkin Springs project consists of a total of 1,215 unpatented mining and mill site claims encompassing approximately 37 square miles. Of that amount, an aggregate of 370 of the unpatented mining claims covered by the Project are leased from unaffiliated third parties pursuant to two mining leases. One lease at Tonkin North, which covers 269 claims, has an initial term which expires December 31, 2006 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. Each lease contains certain conditions and other requirements for annual payments, as well as expenditures or work to be performed in order to retain the leased claims.

The Tonkin North lease requires an annual advance royalty in the amount of $150,000, or the value of 450 ounces of gold, whichever is greater, such royalty is payable in January of each year and has been paid for 2003. The lease also requires production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid which has a balance at December 31, 2003 of approximately $2.6 million. TSLLC is required to perform an annual work commitment and the lease includes a defined area of interest extending from the boundaries of certain claims. Certain of the claims, which are included in the Tonkin North lease, are also subject to a 1% net smelter return royalty (defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions) payable to Precambrian Exploration, Inc. after $15 million in gross revenues are realized from the claims.

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

Of the total of 1,215 mining claims encompassing the Tonkin Springs project, 381 are not subject to any royalties.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol "USGL." The tables below set forth the high and low sales prices for our common stock as reflected on the OTC Bulletin Board, for the two fiscal years ended December 31, 2003 and first quarter to date for 2004. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected. Effective February 28, 2003 the shares if the Company began trading on the Berlin, Germany Stock Exchange under symbol "US 8." The Company has a number of European shareholders and the listing on the Berlin, Germany Stock Exchange is intended to facilitate a market in its shares in such locale. The high and low sales price on March 26, 2004 were $1.11 and $1.01, respectively.

Fiscal Year Ended
December 31, 2004                      High             Low
-----------------                      ----             ---

First Quarter (to 3/26/04)            $1.55            $.83

Fiscal Year Ended
December 31, 2003                      High             Low
-----------------                      ----             ---

First Quarter                         $.79             $.45
Second Quarter                        $.58             $.30
Third Quarter                         $.62             $.43
Fourth Quarter                        $1.10            $.52

Fiscal Year Ended
December 31, 2002                      High             Low
-----------------                      ----             ---

First Quarter                         $.41             $.33
Second Quarter                        $.71             $.39
Third Quarter                         $.53             $.32
Fourth Quarter                        $.55             $.27

As of March 26, 2004 there were approximately 7,250 record holders for our common stock.

No dividends have ever been paid with respect to our common stock and we do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Shown below is information at December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. This information relates to the Company's Non-Qualified Stock Option and Stock Grant Plan.


                              Equity Compensation Plan Information

                                                                                Number of securities
                                                                                remaining available for
                                                        Weighted-average        future issuance under
                              Number of securities to   exercise price of       equity compensation plans
                              be issued upon exercise   outstanding options,    (excluding securities
                              of outstanding options,   Warrants and rights     reflected in the left
Plan category                 warrants and rights       warrants and rights     hand column)
-------------                 -----------------------   -------------------     -------------------------
Equity compensation
plans approved by
security holders                     1,367,693              $0.43/share                759,944

Equity compensation
plans not approved by
security holders                        None                    None                     None

Total                                1,367,693              $0.43/share                759,944


Recent Sales of Unregistered Securities:

During the proceeding three years, the Company has sold an aggregate of 4,673,243 shares of its Common Stock without registering those securities under the Securities Act as follows:

                                                                                            Section of
                                 Amount            Price        Total        Underwriter      Act for
Date     Purchaser                Sold            per share    Offering         Fee          Exemption
----     ---------               ------          ----------    --------      -----------    -----------
5/30/02  Excalibur Limited        857,143          $.35        $300,000      $27,000(1)         (20)
         Partnership(3)
                                  428,572(4)       $.30        $128,572(3)   $11,571(1)(4)      (20)

6/5/02   Global Gold &            125,000          $.40        $50,000       $4,500(1)          (20)
         Precious(5)

6/18/02  1056149 Ontario           50,000          $.40        $20,000       $1,800(1)          (20)
         Ltd. c/o HSBC
         Securities (Canada)
         Inc.(6)

618/02   John Ryan(7)             375,000          $.40        $150,000      $13,500(1)         (20)





6/18/02  Michaux-Gestion          250,000          $.40        $100,000      $9,000(1)          (20)
         Paris(8)

6/18/02  ING Ferri                125,000          $.40        $50,000       $4,500(1)          (20)
         a/c 2000024(9)

6/18/02  Concord Bank              50,000          $.40        $20,000       $1,800(1)          (20)
         Limited(10)

6/20/02  Excelsior                125,000          $.40        $50,000       $4,500(1)          (20)
         Mining Fund(11)

6/28/02  R. Clarke(12)             75,000          $.40        $30,000       $2,700(1)          (20)

6/28/02  Arlington Group          187,500          $.40        $75,000       $6,750(1)          (20)
         PLC(13)

6/28/02  Kayjay Realty            112,500          $.40        $45,000       $4,050(1)          (20)
         Inc.(14)

6/28/02  GUNDYCO in                25,000          $.40        $10,000         $900(1)          (20)
         Trust for Account
         No. 500-1327427(15)

9/29/03  RMB International        672,528          $.54        $363,165           -             (20)(21)
         (Dublin) Ltd.(16)

12/7/02  Resource Investment
         Trust plc(17)             70,000          $.40        $28,000            -             (20)(21)

1/21/03  Resource Investment
         Trust plc(17)          1,000,000          $.45        $450,000           -             (20)(21)

3/10/04  Haywood Securities       100,000          $.90        $90,000       $7,650(2)          (20)(21)
         in trust for Nicholas
         Barhas (18)               25,000(19)      $1.25       $31,250(19)        -             (20)(21)

3/10/04  Meridian Capital
         Ltd. (2)                  20,000(2)       $0.90       $18,000(2)         -             (20)(21)


(1) On December 17, 2002 the Company and GRC jointly entered into an agreement with IBK Capital Corp. of Toronto, Ontario, Canada ("IBK") whereby IBK agreed assist the Company and GRC in seeking and arranging equity investment independently for the Company as well as for GRC. The agreement provided commission due IBK of 9% computed on any money raised for the Company or for IBK.

(2) On February 25, 2004, the Company entered into a Finders Fee Agreement with Meridian Capital Ltd. of Vancouver, B.C., Canada ("Meridian") whereby Meridian agreed to assist the Company in seeking and arranging equity investment for the Company. The agreement provided commission due Meridian of 8.5% computes on any money raised for the Company and 2 year warrants to purchase shares of the Company equal to 20% of the shares sold at exercise price of $0.90 per share. Aggregate Meridian Warrants to purchase 20,000 shares of common stock at $0.90/share and expiring March 10, 2006 have been issued to Meridian. The warrants have been assigned no value by the Company. The agreement with Meridian terminated by its terms March 12, 2003.
(3) Excalibur Limited Partnership is an Ontario, Canada limited partnership the sole general partner of which is William Hechter.
(4) Represents 428,572 shares of Common Stock underlying unexercised warrants that are exercisable as of June 30, 2002 and expiring May 30, 2006.
(5) Global Gold & Precious is a gold and precious mutual fund company based in Paris, France with investment manager Jean Bernard Guyon.

(6) 1056149 Ontario Ltd. is an Ontario, Canada private foreign investment management company controlled by Marilyn Barker.
(7) Mr. John Ryan is a Canadian individual who makes his own investment decisions.
(8) Michaux-Gestion Paris is a private foreign investment management company based in Paris, France with investment manager Remy Bert.
(9) ING Ferri a/c 2000024 is the account of Societe Parisienne Gestion is a private foreign investment management company based in Paris, France with investment officer Yves Tailleur.
(10) The Concorde Bank Limited is a bank registered in Barbados, West Indies, with investment manager Norbert Marchal.
(11) Excelsior Mining Fund is registered in Nassau (Bahamas) and is managed by Lion Resources Management Ltd, London, England.
(12) Mr. R. Clark is a individual living in France who makes his own investment decisions.
(13) The Arlington Group PLC is a private foreign venture capital firm based in London, England.
(14) Kayjay Realty Inc. is a business based in Ontario, Canada, and the investment account is managed by HSBC Securities (Canada) Inc.
(15) GUNDYCO in Trust for Account No. 500-1327427 is managed by CIBC Wood Gundy for the benefit of Minh-Thu Dao-Hoy, an individual living in Canada.
(16) RMB International (Dublin) Ltd. is a wholly owned subsidiary of First Rand Bank Holding Limited of South Africa. The investment manager is Rick Winters.
(17) Resource Investment Trust plc is an publicly-traded investment fund registered in the United Kingdom.
(18) Mr. Nicholas Barham is an individual living in the United Kingdom who makes his own investment decisions.
(19) Represents 25,000 shares of Common Stock underlying unexercised Unit Warrants that are exercisable as of March 10, 2004 and expire March 10, 2006.
(20) The Company relied on Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Act. All purchasers are "Accredited Investors" as that term is defined in Regulation D. All purchasers had access to information that enabled them to evaluate the risks and merits to an investment in the Company.
(21) In addition to Section 4(2), the Company believes that this transaction was exempt under Regulation S promulgated under the Act.

Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $82,350 through the sale of 100,000 Units made up of 100,000 shares of common stock and Unit Purchase Warrants for aggregate 25,000 common shares exercisable at $1.25/share and expiring March 10, 2006. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). The common stock issued with the Units and the common shares reserved for exercise of the Unit Purchase Warrants and Meridian Warrants have not been registered under the 1933 Act and are restricted securities. The Company has agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of common stock issued with the Units and common stock issuable upon exercise of the Unit Purchase Warrants and the Meridian Warrants, and to maintain the effectiveness of such registration statement for up to 2 years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company participates in two mining properties through a direct 45% interest at the Tonkin Springs gold property in Eureka County, Nevada, and through a 40% equity interest in Gold Resource Corporation that is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico.

Tonkin Springs (the "Properties") is the only property interest of the Company. The Properties are owned by Tonkin Springs LLC ("TSLLC"), a Delaware limited liability company. As discussed further below, effective July 31, 2003, the Company sold a 55% interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM). Through July 31, 2003, the Company owned TSLLC 100% and maintained the Properties on a care-and-maintenance basis. The Company had consolidated TSLLC in its balance sheet and statement of operations prior to the sale to BacTech. Effective July 31, 2003, the Company reflects its ownership interest in TSLLC as an investment. Since BacTech Nevada is funding the initial $12 million of all cost of TSLLC as part of their purchase obligation, the Company does not reflect in its 2003 financial statements the costs of TSLLC after July 31, 2003.

As discussed further below, during the year ended December 31, 2003, the Company raised $450,000 through the sale of restricted common stock in private sale transaction with a significant shareholder of the Company, and the Company has received $1,000,000 from BacTech related to the sale of 55% interest of TSLLC. During 2004, the Company will receive a minimum of $375,000 of the remaining $750,000 purchase price balance from BacTech. As of December 31, 2003 the Company had a working capital balance of $501,204. The Company will be required to raise additional funding in order to be able to meet its obligations, protect its assets, and carryout its business plan. Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $82,350 through the sale of 100,000 Units made up of 100,000 shares of common stock and Unit Purchase Warrants for aggregate 25,000 common shares exercisable at $1.25/share and expiring March 10, 2006. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). The common stock issued with the Units and the common shares reserved for exercise of the Unit Purchase Warrants and Meridian Warrants have not been registered under the 1933 Act and are restricted securities. The Company has agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of common stock issued with the Units and common stock issuable upon exercise of the Unit Purchase Warrants and the Meridian Warrants, and to maintain the effectiveness of such registration statement for up to 2 years.

Interest in TSLLC

Effective July 31, 2003 Tonkin Springs Venture Limited Partnership ("TSLVP"), a Nevada limited partnership wholly-owned by the Company, closed the sale of 55% equity ownership interest in TSLLC to BacTech Nevada. The Company, through subsidiaries, owns the remaining 45% equity ownership interest in TSLLC. With the closing BacTech Nevada assumed management and funding responsibilities for TSLLC. This transaction was completed pursuant to a letter agreement between the Company and BacTech dated March 25, 2003 (the "Letter Agreement").

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 (the "Purchase Price") plus a funding obligation of $12 million to TSLLC. Through December 31, 2003 BacTech Nevada had paid a total of $1,000,000 of the Purchase Price. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through December 31, 2003, BacTech Nevada has reported that it had spent approximately $1,374,453 of the Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its 55% equity ownership interest in TSLLC would revert back to subsidiaries of the Company. Under the Letter Agreement, BacTech reimbursed the Company for the holding costs at Tonkin Springs from March 25, 2003 through the date of the closing, which totaled approximately $68,500.

Activities at Tonkin Springs Properties

TSLLC, with BacTech Nevada as manager, is evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval.

Liquidity and Financial Condition

As of December 31, 2003, the Company had working capital of $501,204 comprised of current assets of $581,626 and current liabilities of $80,422. The remaining $750,000 Purchase Price payment from BacTech Nevada is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. Of the total amount, $375,000 has been classified as a current asset assuming six monthly payments during the year and $375,000 has been classified long-term. The annual cost of corporate overhead for the Company is approximately $590,000. As noted above, in 2004 the Company has sold equity Units with the assistance of Meridian and has raised $72,350 net of fees and expenses. The Company has no other source of anticipated working capital other than these payments from BacTech Nevada. Since July 31, 2003, BacTech Nevada is responsible for funding 100% of all costs of Tonkin Springs until an aggregate of $12,000,000 has been funded by BacTech Nevada, and thereafter BacTech is obligated, if requested by the Company, to fund the Company's shares of any subsequent cash calls for TSLLC.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company experienced net losses for the years ended December 31, 2003 and 2002 of $(854,079) and $(1,375,459),
respectively. With the closing of the Bactech Nevada transaction discussed above, the Company had received a total of $1,000,000 in Purchase Price.

Net cash used by operations increased to $(1,252,172) for the year ended December 31, 2003 from $(834,911) for the corresponding period in 2002. Included in the change is the receipt of $30,000 in management contract payments from Gold Resource Corporation ("GRC"), an affiliate of the Company, in the 2002 period and none during the 2003 period. Cash paid to suppliers and employees increased to $1,253,584 during the 2003 period from $871,869 during the 2002 period, reflecting payment during 2003 of accrued 2002 salaries to executive officers of $196,789. Other increases for 2003 include the payment of expenses related to the Company's annual meeting of shareholders during 2003 of approximately $45,000, and reduction of other liabilities to vendors of $157,000 offset, in part by the assumption of TSLLC funding and expenses commencing July 31, 2003 by BacTech Nevada and funding provided by BacTech

Nevada from March 25, 2003 through the July 31, 2003. Interest received decreased $8,063 to $3,047 in 2003 from $11,110 in 2002 primarily related to 2003 interest related to restrictive cash deposits that secure reclamation costs at the Tonkin Springs project which the Company only received payments made through July 31, 2003.

Cash flows from investing activities was $1,004,000 for the year ended December 31, 2003 compared to $(35,962) in 2002 primarily reflecting the $1,000,000 Purchase Price payments by BacTech and BacTech Nevada in 2003, a $40,000 technology license payment in 2002.

Cash flow from financing activities decreased to $441,727 for the year ended December 31, 2003 from $803,221 in 2002 and consisted primarily of the $450,000 in proceeds from the sale of common stock during 2003 compared to $816,154 in net proceeds raised from the sale of common stock in 2002. In addition, during 2003 there was a decrease in payments on installment purchase contracts as those contracts were paid-off.

Purchase Price payments to the Company under the BacTech Nevada transaction are anticipated to be adequate to fund corporate costs through (date) 2004. Additional Purchase Payments from BacTech Nevada are to be received under the agreement commencing July 31, 2004. The Company's ability to fund its operations is dependent upon BacTech Nevada making its payments of the Purchase Price to the Company and fulfilling its Funding Obligation to TSLLC. The Company may also sell additional equity, seek merger candidates or enter into other business arrangements.

Results of Operations - 2003 Compared to 2002

For the year ended December 31, 2003, the Company recorded a net loss of $(854,079), or $(.05) per share, compared to a net loss for 2002 of $(1,375,459)
or $(.09) per share. The Company recorded a cumulative-effect gain on implementation of SFAS 143 of $404,000, or $0.02 per share as discussed further below, while no similar item was recorded during 2002. In 2003, the Company realized $369,696 of gain on the sale of the 55% interest in TSLLC to BacTech Nevada and $27,155 of accrued interest related to the BacTech Nevada Purchase Price receivable. This gain on the sale of the TSLLC interest is being realized as Purchase Price payments from BacTech Nevada are received. For 2002 the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $162,674 in 2003 to $492,876, primarily reflecting the costs of the annual meeting of shareholders of approximately $45,000 and $32,000 in increased legal and accounting costs primarily related to the Registration Statement filed with the Securities and Exchange Commission, and a $27,000 increase in outside directors fees with the addition of 3 directors to the board. During 2003 $258,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $217,909 of such allocations were made in 2002. However, in 2002 $129,441 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during 2003. Total holding costs for the Tonkin Springs property were $443,218 during 2003 (through July 31, 2003) compared to $956,356 for all of 2002 and include allocation of corporate office general and administrative as noted above. Holding costs for the Tonkin Springs property were reduced in 2003 by $68,500 of cost reimbursement from BacTech and a $36,000 reduction of reclamation liability related to the Properties. Stock compensation expense of $290,000 was recognized in 2003 related to the sale of 1,000,000 shares of Common Stock to its largest shareholder at a price below the market price of the shares on the date of the transaction. The Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC. In 2003, accretion expense of asset retirement obligations under SFAS 143 totaled $56,583 while no similar expense was recognized in 2002 since the Company implemented SFAS 143 effective January 1, 2003. Depreciation expense increased during 2003 to $15,404 from $11,082 during 2002 primarily reflecting amortization of capitalized license fees commencing during 2003.

The implementation of SFAS 143 effective January 1, 2003 resulted in a cumulative effect gain on implementation of SFAS 143 of $404,000 related to the reversal of reclamation obligation expense in prior years for the Tonkin Springs project reduced by amortization capitalized costs related to SFAS 143 computed asset retirement reflecting prior years gold production. The gain on implementation of SFAS 143 and the accretion of asset retirement obligations had no impact on the Consolidated Statement of Cash Flows for 2003.

GRC's audited operating loss for the year ended December 31, 2003 and 2002 was $(496,017) and $(788,646), respectively, of which the Company's share would be approximately $(188,653) and $(218,021), respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. The overhead expense of the Company allocated to the management contract during the year ended December 30, 2002 totaled $129,441, representing allocation of staff time.

ITEM 7.  FINANCIAL STATEMENTS

         Index to Financial Statements.................................... 24

         Report of Independent Auditors................................... 25

         Consolidated Statements of Operations for the years
         ended December 31, 2003 and 2002................................. 26

         Consolidated Balance Sheet at December 31, 2003.................. 27

         Consolidated Statements of Changes in Shareholders'.............. 28
         Equity for the years ended December 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the ................... 29
         years ended December 31, 2003 and 2002

         Notes to Consolidated Financial Statements....................... 31

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
U.S. Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Stark Winter Schenkein & Co., LLP
March 18, 2004
Denver, Colorado

                                               U.S. GOLD CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the years ended December 31,
                                                                                                     2003                    2002
                                                                                                     ----                    ----
OTHER REVENUE:
 Recognized gain on sale of TSLLC interest
   to BacTech Nevada (Note 3)                                                                    $   369,696            $        --
 Management contract fees from
   Gold Resource Corporation ("GRC")(Note 4)                                                              --                 30,000
 Interest income                                                                                      31,106                 10,276
 Gain on sale of other assets                                                                          4,000                 15,498
                                                                                                 -----------            -----------
    Total other revenue                                                                              404,802                 55,774
                                                                                                 -----------            -----------
COSTS AND EXPENSES:
 General and administrative                                                                          492,876                330,202
 Holding costs of Tonkin Springs property                                                            443,218                956,356
 Exploration expense (costs of services
    provided to GRC under management
    contract) (Note 4)                                                                                    --                129,441
 Stock compensation expense (Note 8)                                                                 290,000                     --
 Realization reserve-GRC stock (Note 4)                                                              363,165                     --
 Interest                                                                                              1,635                  4,152
 Accretion of asset retirement obligation                                                             56,583                     --
 Depreciation                                                                                         15,404                 11,082
                                                                                                 -----------            -----------
    Total costs and expenses                                                                       1,662,881              1,431,233
                                                                                                 -----------            -----------
(Loss) before income taxes and cumulative
  effect of accounting change                                                                     (1,258,079)            (1,375,459)
                                                                                                 -----------            -----------
Provision for income taxes                                                                                --                     --
                                                                                                 -----------            -----------

(Loss) before cumulative effect of accounting
  change                                                                                          (1,258,079)            (1,375,459)
                                                                                                 -----------            -----------
Accounting change: cumulative-effect gain on
  implementation of SFAS 143                                                                         404,000                     --
                                                                                                 -----------            -----------
Net (loss)                                                                                       $  (854,079)           $(1,375,459)
                                                                                                 ===========            ===========

Basic and diluted per share data: (Loss) before accounting change:
  Basic                                                                                          $     (0.07)           $     (0.09)
                                                                                                 ===========            ===========
  Diluted                                                                                        $     (0.07)           $     (0.09)
                                                                                                 ===========            ===========
Accounting change
  Basic                                                                                          $      0.02            $        --
                                                                                                 ===========            ===========
  Diluted                                                                                        $      0.02            $        --
                                                                                                 ===========            ===========
Net (loss)
  Basic                                                                                          $     (0.05)           $     (0.09)
                                                                                                 ===========            ===========
  Diluted                                                                                        $     (0.05)           $     (0.09)
                                                                                                 ===========            ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                           26

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS
Current assets:
  Cash and cash equivalents                                        $    197,992
  Installment purchase contract receivable,
    current portion (Note 3)                                            375,000
  Other current assets                                                    8,634
                                                                   ------------
    Total current assets                                                581,626
                                                                   ------------
Installment purchase contract receivable,
  (non-current) (Note 3)                                                369,338
Property and equipment, net (Note 6)                                      8,344
Investment in Tonkin Springs LLC (Note 3)                               880,840
Investment in affiliate-GRC (Note 4)                                         --
Other assets                                                                706
                                                                   ------------
TOTAL ASSETS                                                       $  1,840,854
                                                                   ============
LIABILITIES, DEFERRED GAIN &
  SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                48,522
 Accrued directors fees, related parties                                 31,900
                                                                   ------------
    Total current liabilities                                            80,422
                                                                   ------------

Related party payables, long-term (Note 11)                             544,760
                                                                   ------------
    Total liabilities                                                   625,182
                                                                   ------------

Deferred gain-sale of TSLLC interest                                    270,905
                                                                   ------------

Commitments and contingencies (Notes 1, 3, 5 and 11)                         --

Shareholders' equity (Note 8):
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 19,188,954 shares issued and outstanding               1,918,896
 Additional paid-in capital                                          33,405,364
 Accumulated (deficit)                                              (34,379,493)
                                                                   ------------
    Total shareholders' equity                                          944,767
                                                                   ------------
TOTAL LIABILITIES, DEFERRED GAIN &
 SHAREHOLDERS' EQUITY                                              $  1,840,854
                                                                   ============

       The accompanying notes are an integral part of these consolidated financial statements.


                                                  U.S. GOLD CORPORATION
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      Stock           Additional
                                      Common           Par             Paid-in           Accumulated
                                      Shares          Value            Capital             (Deficit)           Total
                                    ----------     ----------        -----------         -------------       ----------
Balance,
January 1, 2002                     14,026,390     $1,402,639        $31,975,303         $(32,149,955)       $1,227,987

Sale of shares and warrants
for cash at $.35/share, net
of issuance cost                       857,143         85,714            178,285                    -           263,999

Sale of shares for cash at
$.40/share, net of issuance
cost                                 1,570,000        157,000            395,155                    -           552,155

Net (loss)                                   -              -                  -           (1,375,459)       (1,375,459)
                                    ----------     ----------        -----------         ------------       -----------
Balance,
December 31, 2002                   16,453,533     $1,645,353        $32,548,743         $(33,525,414)      $   668,682
                                    ----------     ----------        -----------         -------------      -----------

Sale of shares for cash at
$.45/share, plus adjustment
of $.29/share                        1,000,000        100,000            640,000                    -           740,000

Penalty forgiven with
warrant re-pricing                           -              -             25,500                    -            25,500

Issuance of shares in
exchange for GRC shares at
$.54/share                             672,528         67,253            295,912                    -           363,165

Exercise of stock options
at $.16/share                        1,063,128        106,313           (104,713)                   -             1,600

Treasury shares
cancelled                                 (235)           (23)               (78)                   -              (101)

Net (loss)                                   -              -                  -             (854,079)         (854,079)
                                    ----------     ----------        -----------         ------------       -----------
Balance,
December 31, 2003                   19,188,954     $1,918,896        $33,405,364         $(34,379,493)      $   944,767
                                    ==========     ==========        ===========         ============       ===========


             The accompanying notes are an integral part of these consolidated financial statements.


                                                  U.S. GOLD CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                                      2003                   2002
                                                                                                      ----                   ----
Cash flows from operating activities:
  Cash received under management contract (Note 4)                                                $        --           $    30,000
  Cash paid to suppliers and employees                                                             (1,253,584)             (871,869)
  Interest received                                                                                     3,047                11,110
  Interest paid                                                                                        (1,635)               (4,152)
  Income taxes paid                                                                                        --                    --
                                                                                                  -----------           -----------
    Cash (used in) operating activities                                                            (1,252,172)             (834,911)
                                                                                                  -----------           -----------
Cash flows from investing activities:
  BacTech Nevada purchase price payments (Note 3)                                                   1,000,000                    --
  Increase in restrictive time deposits for reclamation                                                    --               (10,223)
  Payment on technology license                                                                            --               (40,000)
  Capital expenditures                                                                                     --                (1,237)
  Sale of assets                                                                                        4,000                15,498
                                                                                                  -----------           -----------
    Cash provided by (used in) investing activities                                                 1,004,000               (35,962)
                                                                                                  -----------           -----------

Cash flows from financing activities:
  Sale of common stock & warrants for cash, net of
    issuance cost (Note 8)                                                                            450,000               816,154
  Advance to GRC (Note 4)                                                                             (30,000)              (30,000)
  Repayment of borrowing from GRC (Note 4)                                                             30,000                30,000
  Payments on installment purchase contracts                                                           (8,273)              (12,933)
                                                                                                  -----------           -----------
    Cash provided by financing activities                                                             441,727               803,221
                                                                                                  -----------           -----------

Increase (decrease) in cash and cash equivalents                                                      193,555               (67,652)
Cash and cash equivalents, beginning of year                                                            4,437                72,089
                                                                                                  -----------           -----------
Cash and cash equivalents, end of year                                                            $   197,992           $     4,437
                                                                                                  ===========           ===========
Reconciliation of net (loss) to cash (used in) operating
activities:
Net (loss)                                                                                        $  (854,079)          $(1,375,459)
Items not providing/requiring cash:
  Accrued interest income                                                                             (18,155)                   --
  Stock compensation expense (Note 9)                                                                 290,000                    --
  Realization reserve-GRC stock (Note 4)                                                              363,165                    --
  Gain on sale of interest to BacTech Nevada (Note 3)                                                (369,696)                   --
  Cumulative-gain-implementation of SFAS 143 (Note 3)                                                (404,000)                   --
  Accretion of asset retirement obligation-SFAS 143                                                    56,583
  Depreciation                                                                                         22,297                11,082
  (Increase) decrease in other assets related
     to operations                                                                                      7,135               (18,886)
  Increase (decrease) in liabilities related to operations                                           (345,422)              548,352
                                                                                                  -----------           -----------
Cash (used in) operating activities                                                               $(1,252,172)          $  (834,911)
                                                                                                  ===========           ===========


                                                 Continued on next page.


                                                  U.S. GOLD CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE YEARS ENDED DECEMBER 31,
                                                      (continued)

Non-cash financing and investing activities:                                                      2003                    2002
                                                                                                  ----                    ----
Stock issued to RMB in exchange for GRC shares (Note 8)                                        $  363,165                $      --
                                                                                               ==========                =========
Deferred credit-BacTech Nevada (Note 3)                                                        $  270,905                $      --
                                                                                               ==========                =========
Net assets transferred to BacTech Nevada
  in purchase (Note 3)                                                                         $1,076,582                $      --
                                                                                               ==========                =========
Installment purchase contract receivable (Note 3)                                              $  744,338                $      --
                                                                                               ==========                =========
TSLLC Investment (Note 3)                                                                      $  880,840                $      --
                                                                                               ==========                =========
Exercise of stock options utilizing cashless exercise                                          $  106,313                $      --
                                                                                               ==========                =========

            The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: U.S. Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

RECLASSIFICATIONS: Certain adjustments have been made in the financial statements for the year ended December 31, 2002 to conform to accounting and financial statement presentation for the year ended December 31, 2003.

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The financial statements of Tonkin Springs LLC ("TSLLC") were consolidated until July 31, 2003, when a 55% interest in TSLLC was sold to BacTech Nevada (See Note 3), after which the Company's 45% interest in TSLLC is classified as an investment.

STATEMENTS OF CASH FLOWS: The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

EQUITY METHOD INVESTMENTS: Investment in common stock of GRC, an affiliate of the Company, are recorded under the equity method of accounting. The shares of GRC were assessed by the Company to be of undeterminable market value and have therefore been recorded on a zero basis. See Note 4 for additional information.

PROPERTY AND EQUIPMENT: Office furniture, equipment and vehicles are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

EXPLORATION AND DEVELOPMENT COSTS: Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Depreciation: Depreciation of office furniture, equipment and vehicles is computed using straight-line methods. Office furniture, equipment and vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.

PROPERTY RETIREMENT OBLIGATION: The Company implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS 143 as related to the Tonkin Springs property resulted in an adjustment to operations for the cumulative effect of such implementation. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation and to expense to the extent they do not so apply. The Company's 45% interest in TSLLC is carried as an investment subsequent to the sale of a 55% interest to BacTech, effective July 31, 2003. Footnote disclosure of financial information relating to TSLLC includes SFAS 143 disclosure (see Note 3).

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

SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

REVENUE RECOGNITION: Gains on the sale of mineral interests, if any, includes the excess of the net proceeds from sales over the Company's net book value in that property. Management contract fees are recognized as revenue earned is determined to be realizable.

PER SHARE AMOUNTS: SFAS 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (17,696,098 for 2003 and 15,334,157 for 2002). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2003 and 2002, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

INCOME TAXES: The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes". Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, restricted time deposits, purchase price receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 is not expected to have a material effect on the financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company did not expected to have a material impact on the Company's financial position, results of operations, or cash flows. In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

2.  GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses for the years ended December 31, 2003 and 2002 of $(854,079) and $(1,375,459), respectively. The Company has no current source of operating revenue and has remained operational during 2003 through the sale of equity and the sale of a 55% interest in TSLLC to BacTech. The Company's ability to continue as a going concern is contingent upon its ability to receive the remaining purchase price payments from BacTech, secure additional financing, increase ownership equity and attain profitable operations.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


The Company is evaluating financing for its operations, which could include issuance of equity of the Company in public or private transactions. The Company may also consider a corporate transaction with another company such as a merger. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company.

3.   TONKIN SPRINGS PROJECT

As of December 31, 2003, the Company owns 45% of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003. BacTech is currently evaluating the Tonkin Springs property to determine if the property can be put back into production.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 plus a funding obligation of $12 million to TSLLC. BacTech Nevada has paid a total of $1,000,000 of the purchase price through December 31, 2003. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through December 31, 2003, BacTech Nevada has reported that it has spent approximately $1,374,453 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the $1,750,000 purchase price payments of BacTech Nevada at July 31, 2003 was $1,717,183. The Company's gain of $640,601 on the sale to BacTech Nevada consists of $369,696 which has been recognized in income at December 31, 2003 and $270,905 which will be recognized in income as purchase price payments are received from BacTech Nevada. As of December 31, 2003, the Company had accrued interest of $18,155 related to the BacTech Nevada purchase price obligations.

Under a letter agreement dated March 25, 2003, BacTech purchased the 55% interest in TSLLC effective as of July 31, 2003. As provided under that agreement BacTech reimbursed the Company for all holding costs at the Tonkin Springs property from March 25, 2003 through July 31, 2003 of approximately $68,500.

The Company and BacTech Nevada have amended and restated both the Member's Agreement and the Operating Agreement of TSLLC to reflect the July 31, 2003 transaction. As amended, those agreements provide that until BacTech Nevada has

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

BacTech Nevada has provided the Company with certain unaudited financial information for the period ended December 31, 2003. Set forth below are the unaudited summarized statement of operations of TSLLC for the five months ended December 31, 2003, and the unaudited summarized balance sheet of TSLLC as of December 31, 2003, both as prepared from data reported to the Company by BacTech Nevada. All costs have been funded by BacTech Nevada.

     TONKIN SPRINGS LLC
     STATEMENT OF OPERATIONS                   Five Month Period Ended
                                                  December 31, 2003
                                               -----------------------
                                                     (Unaudited)
     Property holding and evaluation costs          $ 1,374,453
     Accretion of asset retirement obligation            42,850
                                                    -----------
                Total expenses                        1,417,303
                                                    -----------
     Net loss                                       $(1,417,303)
                                                    ===========
TONKIN SPRINGS LLC
BALANCE SHEET                                     December 31, 2003
                                                  ------------------
                                                     (Unaudited)
     Assets:
      Property, plant, equipment, net               $ 4,750,705
      Restricted time deposit for
       reclamation bond                               1,820,952
     Other assets                                        63,333
                                                    -----------
     Total assets                                   $ 6,634,990
                                                    ===========
     Liabilities, Reserve and Members' Equity:
     Accounts payable and accrued liabilities       $         -
     Reserve for asset retirement and reclamation     1,196,004
     Other permitted obligations                         72,511
                                                    -----------
       Total liabilities and reserve                  1,269,515
                                                    -----------
     Members' Equity-
       BacTech Nevada
         Contributions                                1,374,453
         Net loss                                    (1,417,303)
                                                    -----------
          Total BacTech Equity                          (42,850)
                                                    -----------
       Total U.S. Gold subsidiaries equity            5,409,325
                                                    -----------
          Total members equity                        5,366,475
                                                    -----------
     Total liabilities, reserves and
      members' equity                               $ 6,634,990
                                                    ===========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Bonding of reclamation as required under various Nevada agencies and the Federal Bureau of Land Management "BLM" is the responsibility of TSLLC under the terms of the Tonkin Springs LLC. The estimate of reclamation costs, as approved by these agencies is currently $1,810,377. As of December 31, 2003, TSLLC had bonds posted in the aggregate amount of approximately $1,820,952 with the required governmental agencies secured by a restricted cash time deposit related to the estimated of reclamation costs.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of December 31, 2003, reflecting the adoption of SFAS 143, is $1,196,004. The Company reflects its 45% share of this obligation, $538,200, in its investment balance for TSLLC. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties.

The Company adopted SFAS 143 effective January 1, 2003 and related thereto, the Company recorded a cumulative-effect gain to operations of $404,000. This reflected the reversal of prior period expense related to reclamation cost accruals, and reduced in part, by amortization of capitalized reclamation amounts based upon units of production in prior years. The consolidated balance sheet effect at January 1, 2003 of implementation of SFAS 143 was to reduce obligations for retirement by $641,295 and reduce the carrying value of Tonkin Springs project assets by $237,295.

During 2003 and through the date of the sale of 55% interest in TSLLC to BacTech, the Company recorded an expense for accretion and an increase in the Obligation for asset retirement by $56,583, to recognize the accretion of reclamation liability at an 8.5% annual factor through July 31, 2003.

The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC's books since adoption of SFAS 143 effective January 1, 2003:

Asset retirement and reclamation liability-1/1/2003                  $1,096,571
Accretion of liability at assumed 8.5% annual rate                       99,433
                                                                     ----------
  Asset retirement and reclamation liability-12/31/03                $1,196,004
                                                                     ==========

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no projected adjustment during 2003 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation.

4.   GOLD RESOURCE CORPORATION

As of December 31, 2003, the Company owned 1,955,676 shares of common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company. This ownership includes the acquisition of GRC shares from RMB International (Dublin) LTD. ("RMB") during 2003 as discussed in Note 8, and represents approximately 40% of GRC's capitalization as of December 31, 2003. Through its stock ownership in GRC, the Company has the opportunity to benefit from GRC's activities in Mexico.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


GRC is currently evaluating a gold property in the state of Oaxaca, Mexico, designated as GRC's "El Aguila" property that GRC leased in November 2002. In August 2003, GRC entered into an agreement with Canyon Resources Corporation ("Canyon"), a public company with shares traded on the American Stock Exchange under the symbol "CAU", whereby Canyon could earn a 50% interest in the El Aguila property from GRC in exchange for funding $3.5 million in exploration and development cost at that property. That agreement provides various dates for Canyon to commit to funding of portions of the $3.5 million. Through December 31, 2003, Canyon has committed to fund $500,000 to GRC of which Canyon has paid $400,000 with the balance funded in January 2004. This funding is being used for Phase I and II exploration drilling (completed during 2003) and certain other engineering and metallurgical test work and other analysis, which is anticipated to be completed by the end of the second quarter of 2004. Upon completion of this work, Canyon will have up to 90 days to commit to fund an additional $3 million to earn a 50% joint venture interest in the El Aguila project, or alternatively, to receive 600,000 shares in GRC upon the withdrawal of Canyon from additional funding and termination of the El Aguila agreement with GRC.

During August 2003 GRC terminated its lease of the Zimapan Project, a silver/lead/zinc mining property in the state of Zimapan, Mexico.

The Company earned 1,280,000 of its shares of GRC stock through a management contract under which the Company provided general management of GRC business activities through December 31, 2001. As discussed further in Note 8, effective September 30, 2003, the Company acquired the 675,676 shares of GRC owned by RMB in exchange for 672,528 shares of unregistered common shares of the Company valued at $0.54 per share (for an aggregate value of $363,165).

Effective January 1, 2002, the Company and GRC entered into a second management contract which expired by its term December 31, 2002. Under that contract the Company was to be paid $30,000 per month to provide similar general management of GRC. GRC paid only $30,000 to the Company and has been unable to make the other required payments. The balance due the Company of $330,000 has not been recognized as a receivable or as revenue, and will not be until and unless realization is assured. It is uncertain if GRC will be able to raise sufficient funding to pay the remaining management fee. GRC was responsible for its own funding and intends to and has been raising funds through the sale of GRC stock. The overhead expense of the Company allocated to the management contract for year 2002 totaled $129,441, representing allocation of staff time. The Company and GRC determined not to enter into a management contract for 2003. During 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. GRC had repaid these advances as of December 31, 2003. These loans were approved by the then independent directors of the Company, consisting of Mr. John W. Goth and Mr. Richard F. Nanna. During 2002, the Company borrowed approximately $15,900 from GRC to make critical payments to vendors which advance was repaid during 2002. Subsequently in 2002, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. GRC had repaid these advances as of December 31, 2002.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, had approximately 29% aggregate direct and beneficial ownership of GRC as of December 31, 2003. During 2003, William W. Reid, David C. Reid and William F. Pass, each officers of the Company, were each granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. During 2003, John W. Goth, a director of the Company, subscribed for and purchased directly from GRC 10,000 shares of GRC at $.50 per share.

The shares of GRC are not currently publicly traded. The 1,280,000 shares of GRC earned under the 2000 Management Contract were assessed by the Company to have indeterminable market value and the investment was therefore recorded on a zero basis. The 675,676 shares of GRC acquired from RMB in September 30, 2003 in exchange for 672,528 shares of restricted shares of the Company's common stock (for an aggregate value of $363,165) were likewise assessed by the Company to have indeterminable market value. As a result, a reserve for realization of the cost of the GRC shares acquired from RMB has been fully established with an expense charge of $363,165 recognized during the year ended December 31, 2003.

Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. As presented below, GRC's unaudited operating losses for the two years ended December 31, 2003 and 2002 were $(496,017) and $(788,646), respectively, of which the Company's share is approximately $(199,994) and $(221,294), respectively.

Following are the summarized audited consolidated balance sheet for GRC as of December 31, 2003 and consolidated statement of operations for two years ended December 31, 2003:

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


                            Gold Resource Corporation
                           Consolidated Balance Sheet
                                December 31, 2003

     Assets
     Current assets-cash and cash equivalents                    $   135,849
                                                                 -----------
       Total current assets                                          135,849
                                                                 -----------
     Other assets                                                      1,937
                                                                 -----------
              Total assets                                       $   137,786
                                                                 ===========
     Liabilities, Deferred Credit and Shareholders' (Deficit)
      Current liabilities:
        Accounts payable and accrued liabilities                 $    98,358
        Management contract fee payable to
           Affiliate U.S. Gold Corporation                           330,000
        Other liabilities - related parties                            5,097
                                                                 -----------
           Total current liabilities                                 433,455
                                                                 -----------
     Deferred credit-Canyon phase I and II
        funding for El Aguila project                                400,000
                                                                 -----------
     Total liabilities and deferred credit                           833,455
                                                                 -----------
     Shareholders' (deficit):
       Preferred stock, $.001 par value; 5,000,000
         shares authorized, none issued or outstanding                    --
       Common stock, $.001 par value; 20,000,000
         shares authorized; 4,850,176 issued
         and outstanding                                               4,850
       Additional paid-in capital                                  1,136,491
       Comprehensive income                                               12
       Accumulated (deficit)                                      (1,837,022)
                                                                 -----------
          Total shareholders' (deficit)                             (695,669)
                                                                 -----------
       Total Liabilities, Deferred Credit and
        Shareholders' (Deficit)                                  $   137,786
                                                                 ===========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


                            Gold Resource Corporation
                            Statements of Operations

                                                    Year Ended      December 31,
                                                       2003             2002
                                                    ----------      ------------

     Interest income                                $     193       $     243
                                                    ---------       ---------

     Costs and Expenses:
      Costs of services provided under Management
       Contract with U.S. Gold Corporation                 --         360,000
      General and administration                       58,173           4,547
      Property acquisition related costs               46,750         130,562
      Property exploration and evaluation             391,316         293,763
                                                    ---------       ---------
     Total expenses                                   496,239         788,872
                                                    ---------       ---------

     Net (loss)                                      (496,046)       (788,629)
                                                    ---------       ---------
     Comprehensive income (loss):
      Translation gain (charge)                            29             (17)
                                                    ---------       ---------
     Net comprehensive (loss)                       $(496,017)      $(788,646)
                                                    =========       =========

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

6.   PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:

     Office furniture and equipment             $  43,640
     Trucks and autos                              73,579
     Other equipment                                9,947
                                                ---------
     Subtotal                                     127,166
     Less: accumulated depreciation              (118,822)
                                                ---------
     Total                                      $   8,344
                                                =========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


7.   INCOME TAXES

In various transactions entered into February 21, 1992, the Company had an ownership change, as that term is defined under Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the date of the ownership change. At December 31, 2003, the Company estimates that tax loss carry forwards to be $5,950,000 expiring through 2023.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 are presented below:

    Deferred tax assets:
      Alternative minimum tax credit carryfoward                $    11,200
       Reclamation obligation                                       114,200
      Net operating (loss) carryforward                           1,391,600
      Capital (loss) carryforward                                   268,400
                                                                -----------
        Total gross deferred tax assets                           1,785,400
                                                                -----------
       Less valuation allowance                                  (1,670,800)
                                                                -----------
        Net deferred tax assets                                     114,600
                                                                -----------
    Deferred tax liabilities:
      Basis in TSVLP                                               (114,600)
                                                                -----------
    Total net deferred tax asset                                $        --
                                                                ===========

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $370,000 primarily reflects a $258,000 increase of net operating (loss) carryforwards, a $26,600 decrease in the reclamation obligation related to the sale of a 55% interest to BacTech Nevada, and a $140,000 decrease in tax liability relating to the basis of TSVLP.

A reconciliation of the tax provision for 2003 and 2002 at statutory rates is comprised of the following components:

                                                     2003                2002
                                                     ----                ----

     Statutory rate tax provision on book loss    $(290,000)          $(303,000)
     Book to tax adjustments:
     Valuation allowance                            290,000             303,000
                                                  ---------           ---------
     Tax provision                                $       -           $       -
                                                  =========           =========

8.   SHAREHOLDERS' EQUITY

Increase in authorized shares-

Effective September 19, 2003, the shareholders of the Company approved an amendment to its Articles of Incorporation increasing the authorized shares of the Company from 18,000,000 common shares to 35,000,000 common shares. Subsequent to the increase to the authorized shares of the Company, agreements to refrain from exercise of certain stock option agreements with executive officers of the Company and with a non-executive director, aggregating 1,930,400 shares of the Company's common stock, were terminated and those stock option agreements became fully exercisable.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Private placement sale of stock to RIT-

In December 2002, the Company entered into a subscription agreement with Resource Investment Trust, plc ("RIT"), an investment fund located in London, England, for the sale of 70,000 shares of restricted common stock at $.40/share for proceeds of $28,000. During January 2003, the Company entered into a second subscription agreement with RITfor the sale of 1,000,000 shares of restricted common stock at $.45 per share for net proceeds of $450,000. RIT is the Company's largest shareholder, owning approximately 17% of the outstanding shares as of December 31, 2003. Because RIT is a greater than 10% shareholder of the Company and the stock was issued below its market price at the date of the closing of the transaction, the Company recognized stock compensation expense of $290,000.

Exchange of stock for shares in GRC-

Effective September 30, 2003, the Company acquired the 675,676 shares of GRC common stock owned by RMB International (Dublin) Ltd. ("RMB") in exchange for 672,528 shares of unregistered common shares of the Company valued at $0.54 per share (for an aggregate value of $363,165). The Company has filed a registration statement with the Securities and Exchange Commission covering the shares issued to RMB but it has not been declared effective to date. This transaction with RMB terminates the "Bring Along Obligation" under a subscription agreement dated May 6, 2002 that obligated the Company and the founders of GRC, under certain circumstances, to sell some or all of their shares of GRC to a third party on a pari passu basis along with all of the shares owned by RMB, and which gave RMB the contingent right to seek and negotiate such sale for up to 51% of the then outstanding shares of GRC. The independent directors of the Company unanimously approved this transaction with RMB (see Note 4).

Sale of stock arranged by IBK Capital-

Effective May 30, 2002 the Company entered into a subscription agreement ("Initial Private Placement") with Excalibur Limited Partnership ("Excalibur"), an Ontario, Canada limited partnership, for the sale of 857,143 restricted common shares and warrants for $300,000. The net proceeds were $263,999, after payment of commission and legal and accounting costs of $36,001. The Company was willing to sell the stock at a price per share lower than the quoted market price and to include warrants to purchase 428,572 shares of common stock at $0.53 per share through May 30, 2004. No value was assigned to the warrants. On April 30, 2003, the Company and Excalibur agreed to reduce the exercise price of warrants held by Excalibur for the purchase of 428,572 shares of stock of the Company from $.53 per share to $.30 per share (the market price of the shares on April 30, 2003) and to extend the exercise period under the warrants from May 30, 2004 to May 30, 2006. In exchange, Excalibur agreed to forgive current and future penalties incurred by the Company for failure to have an effective registration statement with the Securities and Exchange Commission for the Excalibur purchased shares and warrants. While the Company has filed a registration statement with the Securities and Exchange Commission, it has not been declared effective to date. Penalties forgiven by Excalibur aggregated $25,500 through April 30, 2003, which was credited to Additional paid-in capital.

During May and June 2002, the Company entered into various subscription agreements ("Second Private Placement") with sophisticated private investors for the sale of 1,500,000 shares of restricted common stock at $.40/share for an aggregate of $600,000, with net proceeds of $552,155.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

The Company is obligated to file a registration statement with the Securities and Exchange Commission for shares subject to the Initial Private Placement and the Second Private Placement and to maintain the effectiveness of such registration statement for the lesser of 2 years or when such registration is no longer required.

Stock Options-

Stock options have been granted to key employees, directors and others under the amended and restated Non-Qualified Amended and Restated Stock Option and Stock Grant Plan (the "Plan"). Options to purchase shares under the Plan were granted at market value as of the date of the grant. Effective September 19, 2003 the shareholders of the Company increased the total number of shares under the Plan to 3,500,000.

                                                            2003                            2002
                                                   ------------------------       -----------------------
                                                       Weighted Average              Weighted Average
                                                   Range of        Exercise       Range of       Exercise
                                                    Shares          Prices         Shares         Prices
                                                   --------        --------       --------       --------

Outstanding, beginning of year                     2,048,295         $.16         2,048,295        $.16
Granted                                              675,000       $.50-.86               -           -
Exercised                                          1,063,128         $.16                 -           -
Canceled through cashless exercise                  (292,474)        $.16                 -           -
Expired                                                    -            -                 -           -
                                                   ---------       --------       ---------        ----
Outstanding, end of year                           1,367,693       $.16-.86       2,048,295        $.16

Options conditionally agreed not to be
exercised                                                  -              -        (930,400)       $.16
                                                   ---------       --------       ---------        ----
Options exercisable, end of year                   1,367,693       $.16-.86       1,117,895        $.16
                                                   =========       ========       =========        ====
Weighted average fair value of
  Option granted during year                       $     .71                      $       -
                                                   =========                      =========

During 2002 and 2003, the Company entered into agreements with its executive officers and a director whereby those persons agreed not to exercise stock options for an aggregate total of 1,750,100 shares (including 930,400 as of December 31, 2002) so as to make shares available for sale by the Company. With the increase approved by the shareholders effective September 19, 2003 to the authorized capitalization of the Company, these agreements were terminated by their terms. Exercise of stock options during 2003 included 1,053,128 shares exercised utilizing the cashless exercise provisions under the Plan where 292,474 option shares are cancelled in payment for the exercise price of option shares exercised.

The following table summarizes information about stock options outstanding at December 31, 2003:

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


  Options Outstanding            Weighted Average                     Weighted
-----------------------     -----------------------                   --------
Range of     Number         Remaining     Average       Number        Average
Exercise   Outstanding     Contractual    Exercise    Exercisable     Exercise
 Prices    at 12/31/03        Life         Price      At 12/31/03      Price
--------   -----------     -----------    --------    -----------     --------
  $.16       692,693         0.1 yrs.       $.16        692,693         $.16
  $.50       100,000         4.2 yrs.       $.50        100,000         $.50
  $.56       200,000         4.8 yrs.       $.56              -         $.56
  $.85       275,000         4.9 yrs.       $.85              -         $.85
  $.86       100,000         4.2 yrs.       $.86              -         $.86

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. In 2002, the Company's pro forma loss is equal to their net (loss) since no options were granted 2002. Under the accounting provisions of SFAS 123, the Company's net loss and net loss per share for 2003 would have been adjusted to the following pro forma amounts:

                                                       2003  Net Loss
                                            ------------------------------------
                                            As reported             Pro forma
                                            ------------           -------------
(Loss) before cumulative effect of
  accounting change                         $(1,258,079)           $(1,621,079)
Accounting change: cumulative-effect
  gain on Implementation of SFAS 143            404,000                404,000
                                            -----------            -----------
Net (loss)                                  $  (854,079)           $(1,217,079)
                                            =============          ===========

                                            Basic and diluted net loss per share
                                            ------------------------------------
                                            As reported               Pro forma
                                            -----------               ---------
(Loss) before accounting change:
  Basic                                       $(0.07)                   $(0.09)
  Diluted                                     $(0.07)                   $(0.09)
Accounting change
  Basic                                       $ 0.02                    $ 0.02
  Diluted                                     $ 0.02                    $ 0.02
Net (loss)
  Basic                                       $(0.05)                   $(0.07)
  Diluted                                     $(0.05)                   $(0.07)


9.   Employee Benefit Plans

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2003 and no contribution was made for the year ended December 31, 2002. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 or 25% of that employee's total compensation.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


10.  RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES

Rent expense during the years ended December 31, 2003 and 2002 on all operating leases was $0 and $12,461, respectively.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

11.  RELATED PARTY TRANSACTIONS

Gold Resource Corporation- See Note 4.

Other Related Party Items-

Commencing in 1998 and through December 31, 2002, the executive officers of the Company voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of December 31, 2003, the total amount of such voluntary deferral was $544,760 including $154,666 relating to 2002.

12.  SUBSEQUENT EVENT

Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $82,350 through the sale of 100,000 Units made up of 100,000 shares of common stock and Unit Purchase Warrants for aggregate 25,000 common shares exercisable at $1.25/share and expiring March 10, 2006. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). The common stock issued with the Units and the common shares reserved for exercise of the Unit Purchase Warrants and Meridian Warrants have not been registered under the 1933 Act and are restricted securities. The Company has agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of common stock issued with the Units and common stock issuable upon exercise of the Unit Purchase Warrants and the Meridian Warrants, and to maintain the effectiveness of such registration statement for up to 2 years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of December 31, 2003 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information as to each officer and director of the Company:


                                                               Board
                                    Positions With            Position
Name                       Age        the Company             Held Since        Term Expires
----                       ---      --------------            ----------        ------------
William W. Reid            55       President, Chief            1979            Next Meeting
                                    Executive Officer                           of Shareholders or
                                    and Director                                When Successor is Elected

John W. Goth               76       Director                    1987            Next Meeting
                                                                                of Shareholders or
                                                                                When Successor is Elected

Richard F. Nanna           54       Director                    2003            Next Meeting
                                                                                of Shareholders or
                                                                                When Successor is Elected

Peter Bojtos               54       Director                    2003            Next Meeting
                                                                                of Shareholders or
                                                                                When Successor is Elected

Curtis Deane               54       Director                    2003            Next Meeting
                                                                                of Shareholders or
                                                                                When Successor is Elected

Richard F. Mauro           58       Director                    2003            Next Meeting
                                                                                of Shareholders or
                                                                                When Successor is Elected

David C. Reid              52       Vice President              1993            Next Meeting
                                    and Director                                of Shareholders or
                                                                                When Successor is Elected

William F. Pass            57       Vice President,             n/a             n/a
                                    Chief Financial
                                    Officer, Secretary

WILLIAM W. REID-PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Reid, a founder of the Company, has served as a Director and the President of the Company since its inception in 1979. Mr. Reid devotes a majority of his time to the business and affairs of the Company. Mr. Reid is also president and chairman of the board of directors of Gold Resource Corporation ("GRC"), a private corporation and an affiliate of the Company. From July 1, 2000 through December 31, 2002, the Company, including Mr. Reid, managed the affairs of GRC under management contracts between the Company and GRC which expired December 31, 2002. Commencing January 2, 2003, Mr. Reid may spend personal time on the business affairs of GRC. This time is not expected to interfere with his duties as an officer and director of the Company. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-CONTRACT WITH GOLD RESOURCE CORPORATION.") Effective January 1, 1994, Mr. Reid and the Company entered into an employment contract as discussed further under Executive Compensation, Employment Contracts.

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

PETER BOJTOS-DIRECTOR

Mr. Bojtos was appointed as a director of the Company on May 19, 2003. From 1993 to 1995, he was chairman and chief executive officer of Greenstone Resources Limited, a company which was then constructing gold mines in Central America. Mr. Bojtos is a Professional Engineer and for the past 7 years has been an independent director of several mining and exploration companies. Mr. Bojtos is director, vice president and vice chairman of Fisher-Watt Gold Co. Inc. Mr. Bojtos also serves on the board of directors of Asian Mineral Resources Ltd., Birim Goldfields Inc, Desert Sun Mining Corp, GMD Resources Corp, Gossan Resources, Kalimantan Gold Corp Ltd, Link Mineral Ventures Inc., LMX Resources, Queenstake Resources Ltd, Tournigan Gold Corp (formerly named Tournigan Ventures
Corp) and Vaaldiam Reources Ltd (previously named Noble Peak Resources Ltd). Mr. Bojtos is also a director of Sahelian Goldfields Inc. (Sahelian) which filed a proposal to its creditors under the Bankruptcy and Insolvency Act of Canada in July 2001. As a result Sahelian's creditors were stayed from taking action and the company was not placed into receivership or bankruptcy. The proposal of Sahelian was approved by the courts in September, 2001, and the company is now being reorganized.

CURTIS DEANE-DIRECTOR

Mr. Deane was appointed as a director of the Company on May 19, 2003. Since 1987 Mr. Deane has been an employee of BNP Paribas with the title of director. BNP Paribas is a banking entity with worldwide operations and is an affiliate of French American Banking Corporation ("FABC"). FABC, in turn, is the owner of 2,197,265 shares of the Company representing approximately 12 percent of the outstanding shares as of the date of this Prospectus. In addition, FABC has certain contingent rights under the "Agreement To Pay Distributions" dated February 21, 1992 (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS- French American Banking Corporation").

RICHARD F. MAURO-DIRECTOR

Mr. Mauro was appointed as a director of the Company on November 3, 2003. From 1999 until his retirement in 2003, Mr. Mauro was a partner and an attorney with the firm Moye, Giles, O'Keefe, Vermeire & Gorrell LLP, now known as Moye Giles LLP, which was the counsel to the Company. From 1992 to 1997, Mr. Mauro was executive vice president of the Castle Group, Inc., an investment management firm which invested in mining properties and companies in developing countries. Mr. Mauro is also a director of Canyon Resources Corporation, a publicly-held company. An affiliate of the Company, Gold Resource Corporation, has an exploration agreement with Canyon related to exploration of a gold property in Oaxaca, Mexico (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Gold Resource Corporation").

DAVID C. REID-VICE PRESIDENT EXPLORATION AND DIRECTOR

Effective October 19, 1993, Mr. David Reid was appointed a member of the Board of Directors of the Company. On January 1, 1994, Mr. Reid became an employee and officer of the Company with the title Vice President Exploration and entered into an employment contract with the Company as discussed further under Executive Compensation, Employment Contracts. Mr. Reid devotes a majority of his time to the business and affairs of the Company. Mr. Reid is also vice president and a board member of GRC. From July 1, 2000 through December 31, 2002, the Company, including Mr. Reid, managed the affairs of GRC under management contracts between the Company and GRC which expired December 31, 2002. Commencing January 2, 2003, Mr. Reid may spend personal time on the business affairs of GRC. This time is not expected to interfere with his duties as an officer and director of the Company. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-CONTRACT WITH GOLD RESOURCE CORPORATION.") From January 1, 1993 through December 31, 1993, Mr. Reid was an employee of TSVLP and sole director and president of U.S. Environmental Corporation, a wholly-owned subsidiary of the Company and 0.5 percent owner and limited partner in TSVLP. From September 1, 1991 through December 31, 1992, Mr. Reid was a consultant to the Company. Prior to September 1991, Mr. Reid was an employee and officer (secretary) of the Company and served as a director.

WILLIAM F. PASS-VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY

Mr. Pass joined the Company in June 1988 and was appointed Corporate Secretary on September 1, 1991 and effective January 1, 1994, was made Vice President Administration. Effective February 1, 1996, Mr. Pass was appointed Vice President, Chief Financial Officer and Corporate Secretary. Mr. Pass devotes a majority of his time to the business and affairs of the Company. From July 1, 2000 through December 31, 2002, the Company, including Mr. Pass, managed the affairs of GRC under management contracts between the Company and GRC which expired December 31, 2002. Commencing January 2, 2003, Mr. Pass may spend personal time on the business affairs of GRC. This time is not expected to interfere with his duties as an officer of the Company. Effective January 1, 1994, Mr. Pass and the Company entered into an employment contract as discussed further under Executive Compensation, Employment Contracts.

There are no family relationships between officers and directors of the Company except that David C. Reid is brother to William W. Reid.

Audit Committee and Financial Expert

The Company has a separately-designated standing Audit Committee of the Board of Directors established in accordance with the Exchange Act and made up of John W. Goth, Curtis Deane and Peter Bojtos, each independent members of the Board of Directors. The Board of Directors have determined that John W. Goth, a Director and chairman of the Audit Committee of the Board of Directors, qualifies as a financial expert, and is independent as that term is used in the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during 2003 and Forms 5 and amendments thereto, if any, furnished to the Company with respect to 2003, the Company is not aware that any person, who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of the stock of the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

The Company has adopted, effective December 31, 2003, a code of ethics that applies to all the executive officers of the Company. A copy of the code of ethics is filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers

Pension Plan

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company evaluates annually contributions to the SEP based upon review by the Board of Directors of the performance of the Company. The Company has not yet determined if a contribution will be made for 2003. No contribution was made for 2002 or 2001. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 for year 2003 or 25% of that employee's total compensation.

Equity Compensation Plans

The following table summarizes the total compensation of the Executive Officers of the Company for the Company's three fiscal years ended December 31, 2003. Except as set forth below under "Non-Qualified Stock Option and Stock Grant Plan," and "Pension Plan," there were no compensation plans for which cash or non-cash distributions, other than salaries, were made during the last fiscal year:

                                    Summary Compensation Table

                                                                 Long Term Compensation
                                                                         Awards               Payouts
                                                                 ----------------------      ---------
                                 Annual Compensation             Restricted  Securities                          All
Name and Principal       -----------------------------------       Stock     Underlying         LTIP            Other
Position                 Year     Salary       Bonus   Other      Awards($)   Options        Payouts($)      Compensation
------------------       ----   ----------     -----   -----    -----------  ----------      ----------      ------------

William W. Reid,         2003    $230,590(1)   $  -    $  -       $  -        75,000(4)         $  -          $220,000(5)
President and CEO        2002    $268,552(1)   $  -    $  -       $  -             -            $  -          $      -
                         2001    $256,803(1)   $  -    $  -       $  -             -            $  -          $      -

William F. Pass,         2003    $114,372(1)   $  -    $  -       $  -        75,000(4)         $  -          $185,920(5)
Vice President,          2002    $121,688(2)   $  -    $  -       $  -             -            $  -          $      -
Chief Financial          2001    $116,401(2)   $  -    $  -       $  -             -            $  -          $      -
Officer and Secretary

David C. Reid,           2003    $126,745(1)   $  -    $  -       $  -        75,000(4)         $  -          $393,937(5)
Vice President           2002    $134,873(3)   $  -    $  -       $  -             -            $  -          $      -
                         2001    $128,999(3)   $  -    $  -       $  -             -            $  -          $      -

(1) During 2002, the Company only paid Mr. William Reid $89,761 of his contractual salary of $268,552 with the balance of such contractual amount being deferred. During 2003, $99,475 of the balance due for 2002 contractual salary was paid and the remainder remains deferred and currently owing to Mr. Reid. Likewise for 2001, Mr. Reid was only paid $189,236 with the balance of his contractual salary amounts of $67,567 deferred and currently owing. The salary deferrals, which commenced during 1998 and continued through 2002, were each effected in order to conserve working capital of the Company. The balance of deferred salary due to Mr.

     William Reid at December 31, 2003 totals $279,364 (which amount has not been paid to date). Effective January 1, 2003, Mr. William W. Reid and the Company amended Mr. Reid's Employment Contract to eliminate the annual upward adjustment provisions related to increases in the Consumer Price Index and to reduce his salary commencing for 2003 to $225,000 per year. Mr. Reid has agreed to re-negotiate with the Compensation Committee of the Board of Directors his compensation package.

(2) During 2002, the Company only paid Mr. Pass $41,232 of his contractual salary of $121,688 with the balance of such contractual amount being deferred. During 2003, $44,764 of the balance due for 2002 contractual salary was paid and the remainder remains deferred and currently owing to Mr. Pass. Likewise for 2001, Mr. Pass was only paid $85,996 with the balance of his contractual salary amounts of $30,405 deferred and currently owing. The salary deferrals, which commenced during 1998 and continued through 2002, were each effected in order to conserve working capital of the Company. The balance of deferred salary due to Mr. Pass at December 31, 2003 totals $125,714 (which amount has not been paid to date). Mr. Pass has agreed to re-negotiate with the Compensation Committee of the Board of Directors his compensation package.

(3) During 2002, the Company only paid Mr. David Reid $45,478 of his contractual salary of $134,873 with the balance of such contractual amount being deferred. During 2003, $49,737 of the balance for 2002 contractual salary was paid and the remainder remains deferred and currently owing to Mr. David Reid. Likewise for 2001, Mr. David Reid was only paid $95,215 with the balance of his contractual salary amount of $33,784 deferred and currently owing. The salary deferrals, which commenced during 1998 and continued through 2002, were each effected in order to conserve working capital of the Company. The balance of deferred salary due to Mr. David Reid at December 31, 2003 totals $139,682 (which amount has not been paid to date). Mr. Reid has agreed to re-negotiate with the Compensation Committee of the Board of Directors his compensation package.

(4) During 2003, stock options of 75,000 shares at exercise price of $0.85/share were granted to each of the three Executive Officers of the Company under the Non-Qualified Stock Option and Stock Grant Plan.

(5) During 2003, the Executive Officers exercised certain of their respective stock options at exercise price of $0.16/share which resulted in compensation for Federal tax purposes based upon the market price on the shares on the day of each exercise. During 2003, William W. Reid exercised options to purchase aggregate 300,000 shares, William F. Pass exercised options to purchase aggregate 232,326 shares, and David C. Reid exercised options to purchase 520,802 shares.

Option Grants in Last Fiscal Year

During 2003 the following grants of stock options were made to Executive Officers pursuant to the Non-Qualified Stock Option and Stock Grant Plan (the "Plan"):

                        Number of       % of Total
                        Securities    Options Granted
                        Underlying     to Employees
                         Options        in Fiscal        Exercise     Expiration
Name                     Granted          Year         Price/Share       Date
----                    ----------    --------------   -----------    ----------
William W. Reid           75,000          33.3%           $0.85        11/6/2008
William F. Pass           75,000          33.3%           $0.85        11/6/2008
David C. Reid             75,000          33.3%           $0.85        11/6/2008


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Table Value

Shown below is information at December 31, 2003 and for the year then ended with respect to the exercised and unexercised options to purchase the Company's common stock to Executive Officers under the Plan.

                                                   Number of
                                                   Securities
                                                   Underlying       Value of
                                                   Unexercised     Unexercised
                     Shares                        Options at      Options at
                    Acquired                        12/31/03      12/31/03($)(1)
                       on           Value         Exercisable/    Exercisable/
Name               Exercise(#)    Realized($)    Unexercisable    Unexercisable
----              ------------    -----------    -------------    --------------

William W. Reid     300,000        $220,000      318,407 and         $210,149
                                                  75,000(2)          $0
William F. Pass     232,326        $185,920       75,000(2)          $0
David C. Reid       520,802        $393,937       75,000(2)          $0


(1) Based upon the close price as reported by OTC Bulletin Board as of December 31, 2003 ($0.82 per share).

(2)  Unexercisable at December 31, 2003.


Material Terms of Equity Compensation Plans

The Non-Qualified Stock Option and Stock Grant Plan, as Amended (also as referred to as the "Plan") was adopted by the Company effective March 17, 1989. The Plan terminates by its terms on March 16, 2009. Under the Plan, as amended by shareholders on September 19, 2003, a total of 3,500,000 shares of Common Stock were reserved for issuance thereunder. As of December 31, 2003, there are outstanding stock option agreements under the Plan for an aggregate 1,367,693 shares, as described further above. During 2003, grants of 5-year stock option agreements covering an aggregate of 675,000 shares at an exercise prices of $.50-$.86 per share were made to four non-executive directors and the three executive officers of the Company. Five of the non-executive directors each received options for 100,000 shares each at exercise prices reflecting the market price of the stock as of the date of grant of the option. Richard F. Nanna was granted options are exercisable at $0.50/share, Peter Bojtos' was granted options exercisable at $0/56/share, Curtis Deane was granted options exercisable at $0.56/share, and Richard F. Mauro was granted options exercisable at $0.86/share, and John W. Goth was granted options for 50,000 shares exercisable at $0.85/share. During 2003, executive officers William W. Reid, William F. Pass and David C. Reid were granted options for 75,000 shares each at exercise price of $0.85/share.

General Information Regarding the Plan

Under the Plan non-qualified stock options ("Options") and/or stock grants of Common Stock of the Company may be granted to key persons. The Plan was established to advance the interests of the Company and its stockholders by affording key persons, upon whose judgment, initiative and efforts the Company may rely for the successful conduct of their businesses, an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. This Plan gives the Board broad authority to grant Options and make stock grants to key persons selected by the Board while considering criteria such as employment position or other relationship with the Company, duties and responsibilities, ability, productivity, length of service or association, morale, interest in the Company, recommendations by supervisors, and other matters, and to set the option price, term of option, and other broad authorities. Options shall not be granted at less than the fair market value at the date of grant and may not have a term in excess of 10 years.

Shares issued to optioned upon exercise of Options or upon stock grants under the Plan are "restricted securities" as defined under the Securities Act of 1933, unless a Form S-8 Registration Statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

Tax Effects on Participants

Non-Qualified Stock Options. A non-qualified stock option results in no taxable income to the optionee or deduction to us at the time it is granted. An optionee exercising such an option will, at that time, realize taxable compensation in the amount of the difference between the option price and the then market value of the shares. Subject to the applicable provisions of the Code, a deduction for federal income tax purposes will be allowable to us in the year of exercise in an amount equal to the taxable compensation realized by the optionee.

The optionee's basis in such shares is equal to the sum of the option price plus the amount includible in his income as compensation upon exercise. Any gain (or loss) upon subsequent disposition of the shares will be long-term or short-term gain (no loss), depending upon the holding period of the shares.

If a non-qualified option is exercised by tendering previously owned shares of the Company's common stock in payment of the option price, then, instead of the treatment described above, the following will apply. A number of new shares equal to the number of previously-owned shares tendered will be considered to have been received in a tax-free exchange; the optionee's basis and holding period for such number of new shares will be equal to the basis and holding period of the previously-owned shares exchanged. The optionee will have compensation income equal to the fair market value on the date of exercise of the number of new shares received in excess of such number of exchanged shares; the optionee's basis in such excess shares will be equal to the amount of such compensation income, and his holding period in such shares will begin on the date of exercise.

Stock Grants. A stock grant results in taxable income to the grantee and deduction to the Company at the time of the grant for the market value of the stock grant.

Compensation of Directors

The Company reimburses its outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. No such expenses were incurred or paid during 2003 and 2002. Outside directors are to be paid $1,000 per month for services as directors. However, during 2002 and for prior year, Mr. Goth was not paid his full directors pay of which $1,600 was utilized during 2003 to exercise 10,000 shares under a stock option agreement and $29,900 remains due and payable as of December 31, 2003. Mr. Mauro elected not to receive payment of his director pay during 2003 and $2,000 is due and payable as of December 31, 2003.

Employment Contracts

The Company entered into Employment Agreements effective January 1, 1994, as amended June 1, 1995 and July 21, 1998 with William W. Reid, William F. Pass, and David C. Reid (the "Employment Contracts") each of which was initially for a five-year term. The Employment Contracts shall be extended automatically by one year upon each anniversary date unless either the Company or employee provides the other party required written notice, that the Employment Contract will not be so extended. During 1998 the Company gave written notice under each Employment Contract that it was not automatically extending the term by an additional year which resulted in such contracts having a term of four years subject to the automatic extensions each year as discussed above. Therefore, each of the Employment Contracts have a current term through December 31, 2006. William W. Reid's Employment Contract, as amended January 1, 2003, provides for annual base salary of $225,000. William F. Pass' Employment Contract provides for base salary of $75,000 per year for the first year, $90,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the Consumer Price Index (All Items-Urban), also referred to as the "CPI-U". David C. Reid's Employment Contract provides for base salary of $75,000 per year for the first year, $100,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U. Effective January 1, 2003, Mr. William W. Reid and the Company amended Mr. Reid's Employment Contract to eliminate the annual upward adjustment provisions related to increases in the Consumer Price Index and to reduce his salary commencing for 2003 to $225,000 per year. During 1998, 1999, 2000, 2001 and through December 31, 2002, the executives voluntarily deferred a portion of their base salary in order to conserve working capital. As of December 31, 2003, the Company owed deferred salary to William Reid in the amount of $279,364, William F. Pass in the amount of $125,714 and David C. Reid in the amount of $139,682. During 2003, the Company paid its executive officers the balance of regular pay due for 2002 (which was not paid in 2002 in order to conserve working capital) with William Reid paid $99,475, William Pass paid $44,764 and David Reid paid $49,737.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company's common stock owned beneficially as of December 31, 2003, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a director of the Company, the Executive Officers, and all of the Company's officers and directors as a group.

                                                                     Percentage
                                                                      of Class
Name and Address of                                      Number     Beneficially
Beneficial Owner           Type of Ownership            of Shares      Owned
-------------------        -----------------            ---------   ------------

William W. Reid            Record and Beneficial         720,693(1)      3.7%
25 Downing St.
No. 1-501
Denver, CO 80218

David C. Reid              Record and Beneficial         373,302(2)      1.9%
2201 Quitman St.
Denver, CO 80212

William F. Pass            Record and Beneficial         132,826(3)      0.7%
14820 W. 58th Pl
Golden, CO 80403

John W. Goth               Record and Beneficial         200,000(4)      1.0%
15140 Foothill Road
Golden, CO  80401

Richard F. Nanna           Record and Beneficial         100,000(5)      0.5%
4430 W. Commander Drive
Winnemucca, Nevada 89445

Peter Bojtos               Record and Beneficial         100,000(6)      0.5%
2582 Taft Ct.
Lakewood, CO 80215

Curtis Deane               Record and Beneficial         100,000(7)      0.5%
BNP Paribas
787 7th Avenue
New York, NY 10019

Richard F. Mauro           Record and Beneficial               0(8)        0%
2552 East Alameda No. 128
Denver, Colorado 80209

Placer Dome U.S. Inc.      Record and Beneficial         975,000         5.1%
Suite 600-1055 Dunsmuir St.
Vancouver, British Columbia,
Canada V7X 1L3 (9)

Resource Investment        Beneficial                  3,232,373        16.8%
Trust plc
Ocean  House
10/12 Little Trinity Lane
London, England EC4V 2DH

French American            Record and Beneficial       2,197,265        11.5%
Banking Corporation
787 7th Ave
New York, NY  10019

U.S. Global Investor       Record and Beneficial       1,000,000         5.2%
7900 Callaghan Road
San Antonio, Texas
  78278-1234 (11)

All officers and                                       1,726,821         8.8%
directors as a group (7 persons)

(1) This number includes an option to purchase 502,693 shares at $.16 per share which are currently exercisable. This number excludes an option to purchase 75,000 shares at $.85 per share which cannot be exercised until May 7, 2004.

(2) This number excludes an option to purchase 75,000 shares at $.85 per share which cannot be exercised until May 7, 2004.

(3) This number excludes an option to purchase 75,000 shares at $.85 per share which cannot be exercised until May 7, 2004.

(4) This number consists of an option to purchase 190,000 shares at $.16 per share which are currently exercisable. This number excludes an option to purchase 50,000 shares at $.85 per share which cannot be exercised until May 7, 2004.

(5) This number consists of an option to purchase 100,000 shares at $.50 per shares which are currently exercisable.

(6) This number consists of an option to purchase 100,000 shares at $.56 per share exercisable on or after March 20, 2004.

(7) This number consists of an option to purchase 100,000 shares at $.56 per share exercisable on or after March 20, 2004. Mr. Curtis Deane, a director of the Company, is an employee of BNP Paribas which is an affiliate of French American Banking Corporation which is the record and beneficial owner of 2,197,265 shares if the Company, for which Mr. Deane disclaims beneficial ownership.

(8) This number excludes an option to purchase 100,000 shares at $.86 per share which cannot be exercised until May 5, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Officers and Directors-

During 2002 the three executive officers made cash advances to the Company to allow the payment of wages to other employees and certain critical payments. The maximum aggregate amount of such advances from the three executive officers was approximately $30,000 which were repaid effective May 31, 2002.

During a portion of 2002, the Company elected not to pay certain salaries to its three executive officers in the aggregate amount of approximately $193,976 as of December 31, 2002 in order to conserve working capital. Of this total, $99,475 was not paid and was owned to William W. Reid, $44,764 was not paid and was owed to William F. Pass and $49,737 was not paid and was owned to David C. Reid. These amounts were fully paid to the executive officers during 2003.

Commencing July 1, 1998 and effective through December 31, 2002, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. As of December 31, 2002 and 2003, the cumulative total amount of such voluntary deferral was $544,760 with William W. Reid owed $279,364, William F. Pass owed $125,714 and David C. Reid owed $139,682.

Effective December 6, 2002 and as amended January 20, 2003 and March 17, 2003, the Company and each of its three executive officers and one non-executive director entered into agreements whereby those individuals agreed not to exercise an aggregate of 1,940,100 option shares until and unless there are sufficient authorized but unissued Common Shares became available. Of the aggregate number, William W. Reid agreed to not exercise 847,200 option shares, William F. Pass agreed to not exercise 278,600 option shares, David C. Reid agreed not to exercise 624,300 option shares, and John W. Goth agreed not to exercise 189,900 option shares. Such agreements were entered into so as to make shares available for sale by the Company during 2002 and 2003. Those individuals agreed to this limitation under their respective stock option agreements in order to allow the sale by the Company of Common Stock and warrants during 2002 and 2003 to raise critical funding for the Company. With the increase to the authorized amount of Common Stock of the Company approved by shareholders effective September 19, 2003, these agreements were terminated by their terms.

IBK Capital Corp.

On December 17, 2001 the Company and GRC, an affiliate of the Company, jointly entered into an agreement with IBK Capital Corp. of Toronto, Ontario, Canada ("IBK") whereby IBK agreed to separately assist the Company as well as GRC in efforts to seek and arrange equity investment. The Company and GRC determined to jointly seek the assistance of IBK since both the Company and GRC were interested in raising equity funding and IBK represented that since the shares of the Company are publicly traded and the shares of GRC are not, the pools of potential investors who might be contacted by IBK for equity investment would generally be different groups and therefore would not result in any conflict of interest between the interests of the Company and GRC. IBK is a limited market dealer based in Canada whose business includes seeking funding for public and private companies from institutional and exempted investors. That joint agreement had a term of six months but was extended by the parties and terminated January 15, 2003. The agreement provided for an initial work fee of $16,192 of which $15,882 was to be first deducted from the commission due IBK, if any, of 9% computed on any money raised for the Company and/or GRC, plus a non-accountable expense advance of $2,267, both of which were paid by GRC in December, 2001. IBK did not conclude any transactions concerning or for the benefit of GRC. Under various transactions arranged by IBK during 2002 for the Company, IBK was paid by the Company total fees and commissions of $80,100 which includes $15,882 paid by GRC to IBK in 2001, and which was deductible from commissions due to IBK by the Company. The Company reimbursed GRC in 2002 for the $15,882 paid by them to IBK during 2001.

Gold Resource Corporation

Through investment in the equity securities of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company, the Company has the opportunity to benefit from GRC's exploration of mineral properties and other activities in Mexico.

Effective July 1, 2000, the Company and GRC entered into a management contract (the "2000 Management Contract") under which the Company provided general management of GRC business activities through December 31, 2001 in exchange for 1,280,000 shares of GRC of which 666,672 were earned during 2001.

Effective January 1, 2002, the Company and GRC entered into a new management contract (the "2002 Management Contract") which expired December 31, 2002. Under the 2002 Management Contract the Company was to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. GRC paid $30,000 to the Company under the 2002 Management Contract but was unable to make the other required payments which amounts remain outstanding as of December 31, 2003. The Company will recognize revenue related to this item as payments, if any, are received from GRC.

Under both the 2000 Management Contract and the 2002 Management Contract, GRC was responsible for all funding needed and intends to and has been raising funds through the sale of GRC stock. The parties agreed not to enter into a new management contract for year 2003 and to date have not entered into a contract for year 2004. The independent director(s) of the Company approved both contracts with GRC. Commencing January 2, 2003, William W. Reid, David C. Reid and William F. Pass may spend personal time on the business affairs of GRC. This time will not interfere with their respective duties as directors and/or officers of the Company.

Effective September 30, 2003, the Company acquired the 675,676 shares of GRC common stock owned by RMB International (Dublin) Ltd. ("RMB") in exchange for 672,528 shares of unregistered common shares of the Company valued at $0.54 per share (for an aggregate value of $363,165). This transaction with RMB terminated the Bring Along Obligation under a GRC stock subscription agreement dated May 6, 2002 that obligated the Company and the founders of GRC, under certain circumstances, to sell some or all of their shares of GRC to a third party on a pari passu basis along with all of the shares owned by RMB, and which gave RMB the contingent right to seek and negotiate such sale for up to 51% of the then outstanding shares of GRC. The independent directors of the Company unanimously approved this transaction with RMB.

The 1,955,676 shares of GRC owned by the Company represents approximately 40% of GRC capitalization as of December 31, 2003. As noted above, through its stock ownership in GRC, the Company has the opportunity to benefit from GRC's activities in Mexico.

William W. Reid and David C. Reid, each founders of GRC, directly and beneficially own approximately 29% of GRC capitalization as of December 31, 2003. John W. Goth, a director of the Company, during 2003 purchased directly from GRC 10,000 shares of GRC at $.50 per share. In 2000, William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share. In 2003, William W. Reid and David C. Reid, each officers and directors if the Company, were each granted by GRC non-qualified stock options to purchase 200,000 shares of GRC common stock at an exercise price of $.50 per share.

GRC was formed in August 1998 by founders William W. Reid and David C. Reid to provide a corporate vehicle for potential future business activities. GRC was inactive until July 1, 2000. At its formation and through July 1, 2000, a majority of the outstanding capital stock of GRC was owned by its founders. As of December 31, 2003, other than U.S. Gold, William W. Reid and David C. reid, there are no other owners of five percent or more of GRC capital stock. Throughout the history of GRC William W. Reid and David C. Reid were and are the sole directors of GRC and there have been no other executive officers of GRC.

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

Effective August 23, 2001, GRC leased a prospective silver/lead/zinc mining property covering approximately 47 hectares and located in the Zimapan Mining District in the state of Hidalgo, Mexico. This was an exploration stage project and was designated by GRC its Zimapan Project. During August 2003, GRC dropped its lease of the Zimapan Project.

Effective November 1, 2002, GRC leased a prospective gold/silver property covering approximately 1,897 hectares located in the historic Octolan mining district in the state of Oaxaca, Mexico, designated the "El Aguila" property. The El Aguila property is an exploration stage property. The lease agreement for El Aguila is subject to a 4% net smelter return royalty where production is sold in gold/silver dore form and 5% for production sold in concentrate form, and the lease requires periodic advance royalty payment to the concession owner. During 2002 and 2003, GRC paid the concession owner an aggregate $35,000 under the lease. In August 2003 GRC entered into an agreement with Canyon Resources Corporation, a public company with shares traded on the American Stock Exchange under symbol "CAU" ("Canyon"), whereby Canyon could earn a 50% interest in the El Aguila property from GRC in exchange for funding $3.5 million in exploration and development costs at the El Aguila property. Canyon has agreed to fund aggregate $500,000 to date for Phase I and Phase II exploration drilling and other program at El Aguila of which $400,000 was funded during 2003 and $100,000 was funded in 2004. Phase I and II exploration drilling was completed in 2003 and included approximately 12,939 feet of drilling focused on one target area of the now 14.7 square mile property. This exploration drilling encountered in some high-grade gold intercepts which will require additional exploration drilling in order to fully evaluate. GRC is having a scoping study performed by an independent engineering firm on the El Aguila project in order to estimate capital and operating costs for evaluation of possible development of the property which study is anticipated to be completed during the second quarter of 2004. After the study is compete, Canyon will have 90 days to commit to funding the remaining $3 million to earn a 50% interest in the El Aguila project, or alternatively, convert their Phase I and Phase II drilling program funding of $500,000 into 600,000 shares of GCR stock. Mr. Richard F. Mauro, a Director of the Company since November 2003, is also a director of Canyon.

GRC has been involved in ongoing efforts to raise funds through the sale of its common stock required to fund its property exploration and evaluation programs, property maintenance costs and corporate overhead. From September 2001 through December 31, 2003, GRC has raised approximately $697,160 from sale of its common stock.

During 2002, the Company borrowed approximately $15,900 from GRC to make critical payments to vendors which advance was repaid during 2002. Subsequently in 2002, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. GRC had repaid these advances as of December 31, 2002. During 2003, the Company made a non-interest bearing and unsecured loan to GRC of $30,000 to enable GRC to make certain critical payments. This loan was repaid by GRC during 2003.

The shares of GRC are not currently publicly traded. The GRC shares have been assessed by the Company to have indeterminable market value and the shares have therefore been recorded at zero value. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's unaudited operating loss for year 2003 and 2002 is approximately $(496,017) and $(788,646), respectively, of which the Company's share would be approximately $(188,653) and $(218,021), respectively.


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

*10.2 Amended and Restated Non-Qualified Stock Option and Stock Grant Plan, as amended effective September 19, 2003.

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

10.6 Amendment to Employment Agreement with William W. Reid dated July 21, 1998 (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002).

10.7 Amendment to Employment Agreement with William F. Pass dated July 21, 1998 (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002).

10.8 Amendment to Employment Agreement with David C. Reid dated July 21, 1998 (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002).

10.9 Letter Agreement by and between William W. Reid and U.S. Gold Corporation dated March 31, 2003 amending the Employment Agreement dated July 21, 1998, As Amended (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002).

10.10 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William
          W. Reid and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.4.)

10.11 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William
          F. Pass and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.5.)

10.12 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David C. Reid and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.6.)

10.13 Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John W. Goth and the Company dated December 6, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.7.)

10.14 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William W. Reid and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003,
          Exhibit 10.1.)

10.15 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William F. Pass and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003,
          Exhibit 10.2.)

10.16 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David C. Reid and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.3)

10.17 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John W. Goth and the Company dated January 16, 2003 (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.4.)

10.18 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William W. Reid and the Company dated March 17, 2003 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, Exhibit 10.41.)

10.19 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between William F. Pass and the Company dated March 17, 2003 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, Exhibit 10.42.)

10.20 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between David C. Reid and the Company dated March 17, 2003 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, Exhibit 10.43.)

10.21 Amended Conditional Agreement Not To Exercise Certain Stock Options Under Stock Option Agreement Dated January 20, 1999 by and between John W. Goth and the Company dated March 17, 2003 (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, Exhibit 10.44.)

10.22 Management Agreement dated effective January 1, 2002 between U.S. Gold Corporation and Gold Resource Corporation (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002). 10.23 Non-Exclusive Technology License Agreement dated May 31, 2002 by and between Newmont USA Limited, d/b/a Newmont Mining Corporation and U.S. Gold Corporation (Filed with Form SB-2 Amendment No. 2 filed December 6,
          2002).

10.24 Subscription Agreement dated May 30, 2002 by and between Excalibur Limited Partnership and U.S. Gold Corporation (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002).

10.25 Amendment to Subscription Agreement dated May 30, 2002 by and between Excalibur Limited Partnership and U.S. Gold Corporation dated April 30, 2003 (Filed with Form SB-2 Amendment No. 2 filed December 6,
          2002).

10.26 Form of Subscription Agreement at $.40/share with various Selling Shareholders of the Common Stock of U.S. Gold Corporation (Incorporated by reference from the Report on Form 10-QSB for the period ended June 30, 2002, Exhibit 10.3).

10.27 Gold Resource Corporation Share Subscription Agreement dated May 6, 2002 among U.S. Gold Corporation, William W. Reid, David C. Reid, RMB International (Dublin) Limited, and Gold Resource Corporation (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002, Exhibit 10.39).

10.28 Letter Agreement between IBK Capital Corp. and U.S. Gold Corporation dated November 1, 2002 regarding non-exclusive assistance of IBK to seek corporate transaction for the Company (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002,
          Exhibit 10.40).

10.29 Letter Agreement dated December 20, 2002 by and between William W. Reid and the Company terminating for no consideration that certain Incentive Stock Option Agreement dated August 20, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002,
          Exhibit 10.1.)

10.30 Letter Agreement dated December 20, 2002 by and between David C. Reid and the Company terminating for no consideration that certain Incentive Stock Option Agreement dated August 20, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002,
          Exhibit 10.2.)

10.31 Letter Agreement dated December 20, 2002 by and between William F. Pass and the Company terminating for no consideration that certain Incentive Stock Option Agreement dated August 20, 2002 (Incorporated by reference from the Report on Form 8-K dated December 6, 2002,
          Exhibit 10.3.)

10.32 Subscription Agreement and Investment Agreement dated effective December 6, 2002 by and between Resource Investment Trust plc and the Company covering 70,000 shares of common stock in a private transaction (Incorporated by reference from the Report on Form 8-K dated December 6, 2002, Exhibit 10.8)

10.33 Subscription Agreement and Investment Agreement dated effective January 16, 2003 and closed January 21, 2003 by and between Resource Investment Trust plc and the Company covering 1,000,000 shares of common stock in a private transaction (Incorporated by reference from the Report on Form 8-K dated January 16, 2003, Exhibit 10.5.)

10.34 Letter agreement between the Company and IBK Capital Corp. dated November 1, 2002 regarding non-exclusive assistance of IBK to seek corporate transaction for the Company (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2002,
          Exhibit 10.40.)

10.35 Letter Agreement between BacTech Enviromet Corporation and U.S. Gold Corporation dated March 25, 2003 as amended March 28, 2003, related to the purchase by BacTech of 55% interest in Tonkin Springs LLC from Tonkin Springs Venture LP, a subsidiary of the Company (Incorporated by reference from the Report on Form 8-K dated May 5, 2003, Exhibit 10.1)

10.36 Purchase Agreement between BacTech Nevada Corporation and U.S. Gold Corporation dated effective July 31, 2003 related to the purchase by BacTech of 55% interest in Tonkin Springs LLC from Tonkin Springs Venture L.P., a subsidiary of the Company (Incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.1).

10.37 Amended and Restated Members' Agreement of the Tonkin Springs LLC between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003 (Incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.2).

10.38 Amended and Restated Operating Agreement of the Tonkin Springs LLC between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003 (Incorporated by reference from the Report on Form 8-K dated august 6, 2003, Exhibit 10.3).

*10.39 Finder's Fee Agreement between Meridian Capital Ltd. and U.S. Gold Corporation dated February 25, 2004, regarding non-exclusive assistance of Meridian to seek corporate transactions for the Company.

*10.40 Form of Unit Subscription Agreement used for private placement sale of common stock and warrants to purchase common stock, as assisted by Meridian Capital Ltd.

*10.41 Code of Ethics Policy of U.S. Gold Corporation adopted effective December 31, 2003.

21. Subsidiaries of the Company (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2001, Exhibit 21).

*23.1 Consent of Stark Winter Schenkein & Co., LLC, to the incorporation by reference of their audit report dated March 18, 2004, in the Company's Form S-8

*31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

*31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 for William F. Pass.

*32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and William F. Pass.

*Filed herewith.

(b)      Reports on Form 8-K during the 4th quarter of 2003.

         The Company filed a Form 8-K dated October 1, 2003, reporting under
         Item 5. Other Events and Regulation FD Disclosure, regarding communication between the Corporation and eight of its shareholders to obtain written concurrence to the transaction with BacTech Enviromet Corporation.

         The Company filed a Form 8-K dated October 9, 2003, reporting under
         Item 5. Other Events and Regulation FD Disclosure, related to the press release regarding drilling results of Gold Resource Corporation, an affiliate of the Corporation, on the El Aguila exploration property in Oaxaca, Mexico.

         The Company filed a Form 8-K dated November 11, 2003, reporting under
         Item 5. Other Events and Regulation FD Disclosure, related to the press release of Gold Resource Corporation, an affiliate of the Corporation, regarding plans to commence the second round of drilling on the El Aguila exploration property in Oaxaca, Mexico.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table sets forth fees paid to the Company's principal accounting firm of Stark Winter Schenkein & Co., LLP:


                                             2003              2002
                                             ----              ----
          Audit Fees                        $21,888           $21,350
          Audit Related Fees                  3,116               400
          Tax Fees                                0                 0
          All Other Fees                          0                 0
                                            -------           -------
                   Total Fees               $25,004           $21,750
                                            =======           =======

         It is the policy of the Audit Committee of the Board of Directors to engage the principal accounting firm selected to conduct the financial audit for the Company and to confirm, prior to such engagement, that such principal accounting firm is independent of the Company. All services of the principal accounting firm reflected above were approved by the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. GOLD CORPORATION

March 30, 2004                   By: /s/ William W. Reid
                                    --------------------------------------------
                                         President and Chief Executive Officer

March 30, 2004                   By: /s/ William F. Pass
                                         ---------------------------------------
                                         Vice President, Chief Financial Officer
                                         and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 30, 2004                   By /s/ William W. Reid
                                    --------------------------------------------
                                    Chairman of the Board of Directors

March 30, 2003                   By /s/ David C. Reid
                                    --------------------------------------------
                                    Exploration Vice President and Director

March 30, 2004                   By /s/ John W. Goth
                                    --------------------------------------------
                                    Director

March 30, 2004                   By /s/ Richard F. Nanna
                                    --------------------------------------------
                                    Director

March 30, 2004                   By /s/ Peter Bojtos
                                    --------------------------------------------
                                    Director

March 30, 2004                   By /s/ Curtis Deane
                                    --------------------------------------------
                                    Director

March 30, 2004                   By /s/ Richard F. Mauro
                                    --------------------------------------------
                                    Director