Form 10QSB
period 2004-03-31
U S GOLD CORP
filed 2004-05-17
CIK 314203

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004
                                       or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                Outstanding as of May 14, 2004
Common Stock, $0.10 par value                           19,628,804

                              U.S. GOLD CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet (unaudited) at March 31, 2004             3

         Consolidated Statements of Operations
         (unaudited) for the three months ended March 31, 2004 and 2003       4

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2004 and 2003                           5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Controls and Procedures                                             14


Part II - OTHER INFORMATION

Item 2.  Changes in Securities                                               14

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                         $    121,276
 Installment purchase contract receivable, current portion              562,500
 Other current assets                                                    54,132
                                                                   ------------
  Total current assets                                                  737,908
                                                                   ------------

Installment purchase contract receivable, non-current                   174,501
Property and equipment, net                                               6,104
Investment in Tonkin Springs LLC                                        880,840
Investment in affiliate-GRC                                                  --
Other assets                                                                705
                                                                   ------------
                                                                      1,062,150
  TOTAL ASSETS                                                     $  1,800,058
                                                                   ============

LIABILITIES, DEFERRED GAIN &
SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    115,237
 Accrued salaries and directors fees                                     50,835
                                                                   ------------
   Total current liabilities                                            166,072
                                                                   ------------

Related party payables, long-term                                       544,760
                                                                   ------------
                                                                        710,832

Deferred gain-sale of TSLLC interest                                    270,905
                                                                   ------------

Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 19,628,804 shares issued and outstanding               1,962,880
 Additional paid-in capital                                          33,485,753
 Accumulated (deficit)                                              (34,630,312)
                                                                   ------------
    Total shareholders' equity                                          818,321
                                                                   ------------

 TOTAL LIABILITIES, DEFERRED GAIN &
 SHAREHOLDERS' EQUITY                                              $  1,800,058
                                                                   ============





              The accompanying notes are an integral part of these
                        consolidated financialstatements.



                                      U.S. GOLD CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                 For the three         For the three
                                                                  Months ended         Months ended
                                                                   March 31,             March 31,
                                                                      2004                 2003
                                                                 -------------         -------------
                                                                                         (Restated)
OTHER REVENUE:
 Interest income                                                   $   4,075            $      14
 Gain on sale of assets                                                   --                4,000
                                                                   ---------            ---------
  Total other revenues                                                 4,075                4,014
                                                                   ---------            ---------
COSTS AND EXPENSES:
 General and administrative                                          230,377               86,692
 Holding costs of Tonkin Springs property                                 --              290,665
 Stock compensation expense                                           21,800              290,000
 Interest                                                                476                  390
 Accretion of asset retirement obligation - SFAS 143                      --               23,468
 Depreciation                                                          2,240                2,823
                                                                   ---------            ---------
  Total costs and expenses                                           254,893              694,038
                                                                   ---------            ---------
(Loss) before income taxes and cumulative effect
  of accounting change                                              (250,818)            (690,024)
                                                                   ---------            ---------
Provision for income taxes                                                --                   --
                                                                   ---------            ---------
(Loss) before cumulative effect of accounting change                (250,818)            (690,024)
                                                                   ---------            ---------
Cumulative-effect: gain on implementation of
  SFAS 143                                                                --              404,000
                                                                   ---------            ---------
Net (loss)                                                         $(250,818)           $(286,024)
                                                                   =========            =========
Basic and diluted per share data:
(Loss) before accounting change:
  Basic                                                            $   (0.01)           $   (0.04)
                                                                   =========            =========
  Diluted                                                          $   (0.01)           $   (0.04)
                                                                   =========            =========
Accounting Change
 Basic                                                             $      --            $    0.02
                                                                   =========            =========
 Diluted                                                           $      --            $    0.02
                                                                   =========            =========
Net(loss)
 Basic                                                             $   (0.01)           $   (0.02)
                                                                   =========            =========
 Diluted                                                           $   (0.01)           $   (0.02)
                                                                   =========            =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                        U.S. GOLD CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                         For the three         For the three
                                                                          Months ended         Months ended
                                                                           March 31,             March 31,
                                                                              2004                 2003
                                                                         -------------         -------------
                                                                                                 (Restated)
Cash flows from operating activities:
 Cash paid to suppliers and employees                                      $(148,590)           $(433,297)
 Interest received                                                                --                   14
 Interest paid                                                                  (476)                (390)
 Income taxes paid                                                                --                   --
                                                                           ---------            ---------
 Cash (used in) operating activities                                        (149,066)            (433,673)
                                                                           ---------            ---------

Cash flows from investing activities:
Decrease in restrictive time deposits for reclamation bond                        --               45,804
Sale of assets                                                                    --                4,000
                                                                           ---------            ---------
 Cash provided by investing activities                                            --               49,804
                                                                           ---------            ---------

Cash flows from financing activities:
Sale of common stock for cash                                                 72,350              450,000
Advance to GRC                                                                    --              (30,000)
Payments on installment purchase contracts                                        --               (3,716)
                                                                           ---------            ---------
 Cash provided by (used in) financing activities                              72,350              416,284
                                                                           ---------            ---------

Increase (decrease) in cash and cash equivalents                             (76,716)              32,415
Cash and cash equivalents, beginning of period                               197,992                4,437
                                                                           ---------            ---------
Cash and cash equivalents, end of period                                   $ 121,276            $  36,852
                                                                           =========            =========

Reconciliation of net loss to cash (used in) operating activities:
 Net (loss)                                                                $(250,818)           $(286,024)
 Items not requiring cash:
  Stock compensation expense                                                  21,800              290,000
  Accretion of asset retirement obligation - SFAS 143                             --               23,468
  Cumulative-effect: gain on implementation of SFAS 143                           --             (404,000)
  Depreciation                                                                 2,240                2,823
  (Increase) in other assets related to operations                           (38,162)              (9,503)
  Increase (decrease) in liabilities related to operations                   115,874              (50,437)
                                                                           ---------            ---------
Cash (used in) operating activities                                        $(149,066)           $(433,673)
                                                                           =========            =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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

Certain adjustments have been made in the financial statements for March 31, 2003 to conform to accounting and financial statement presentation for the period ended March 31, 2004. The changes had no effect on Net (loss) for the quarter ended March 31, 2003.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. However, the results of operations for the interim period may not be indicative of results expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB as of and for the year ended December 31, 2003.

PER SHARE AMOUNTS: Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (19,525,878 for the three month period ended March 31, 2004 and 17,275,755 for the corresponding period of 2003). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2004 and 2003 warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.   TONKIN SPRINGS PROJECT

As of March 31, 2004, the Company owns 45% of Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003. BacTech is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. BacTech Nevada commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Toronto, Canada. Micon was retained to determine the feasibility of processing approximately 2 million short tons of oxide and sulfide mineralization per year and the study was prepared consistent with National Instrument 43-101 of the Canadian Securities Administration. The study was completed in May 2004 and BacTech Nevada has reported the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 plus a funding obligation of $12 million to TSLLC. BacTech Nevada has paid a total of $1,000,000 of the purchase price through March 31, 2004. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada is also required to pay 100% of the funding required by TSLLC up to $12 million (the "Funding Obligation"). Through March 31, 2004, BacTech Nevada has reported that it has spent approximately $2,092,819 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the $1,750,000 purchase price payments of BacTech Nevada at July 31, 2003 was $1,717,183. The Company's gain of $640,601 on the sale to BacTech Nevada consists of $369,696 which has been recognized in income in 2003 and $270,905 which will be recognized in income if and when purchase price payments are received from BacTech Nevada. As of March 31, 2004, the Company had accrued interest of $10,817 related to the BacTech Nevada purchase price obligations.

BacTech Nevada has provided the Company with certain unaudited financial information for TSLLC for the period ended March 31, 2004. Since BacTech Nevada is funding the initial $12 million of all costs of TSLLC as part of their purchase obligation, the Company does not reflect in its financial statements the 2004 operations of TSLLC. Set forth below is the unaudited summarized statement of operations of TSLLC for the three months ended March 31, 2004, and the unaudited summarized balance sheet of TSLLC as of March 31, 2004, both as prepared from data reported to the Company by BacTech Nevada.

         TONKIN SPRINGS LLC
         STATEMENT OF OPERATIONS                        Three Month Period Ended
                                                            March 31, 2004
                                                            --------------
                                                             (Unaudited)
         Property holding and evaluation costs               $  718,366
         Accretion of asset retirement obligation                25,362
                                                             ----------
                    Total expenses                              743,728
                                                             ----------
         Net (loss)                                          $ (743,728)
                                                             ==========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


         TONKIN SPRINGS LLC
         BALANCE SHEET                                      March 31, 2004
                                                            --------------
                                                             (Unaudited)
         Assets:
         Property, plant, equipment, net                     $ 4,750,705
         Restricted time deposit for
          reclamation bond                                     1,820,952
         Other assets                                             63,333
                                                             -----------
         Total assets                                        $ 6,634,990
                                                             ===========

         Liabilities, Reserve and Members' Equity:
         Accounts payable and accrued liabilities            $         -
         Reserve for asset retirement and reclamation          1,221,366
         Other permit obligations                                 72,511
                                                             -----------
           Total liabilities and reserve                       1,293,877
                                                             -----------

         Members' Equity-
           BacTech Nevada
             Contributions                                     2,092,820
             Net (loss)                                       (2,161,031)
                                                             -----------
              Total BacTech Equity                               (68,212)
                                                             -----------

           Total U.S. Gold subsidiaries' equity                5,409,325
                                                             -----------
             Total members equity                              5,341,113
                                                             -----------
         Total liabilities, reserves and
          members' equity                                    $ 6,634,990
                                                             ===========

Bonding of reclamation as required under various Nevada agencies and the Federal Bureau of Land Management "BLM" is the responsibility of TSLLC under the terms of the Tonkin Springs LLC Operating Agreement. The estimate of reclamation costs, as approved by these agencies, is currently $1,810,377. As of March 31, 2004, TSLLC had bonds posted in the aggregate amount of $1,820,952 with the required governmental agencies secured by a restricted cash time deposit related to the estimated of reclamation costs.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of March 31, 2004, reflecting the adoption of SFAS 143, is $1,221,366. The Company reflects its 45% share of this obligation, $549,615, in its investment balance for TSLLC. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties. The Company adopted SFAS 143 effective January 1, 2003 and related thereto, the Company recorded a cumulative-effect gain to operations of $404,000. This reflected the reversal of prior period expense related to reclamation cost accruals, and reduced in part, by amortization of capitalized reclamation amounts based upon units of production in prior years.

During 2003 and through the date of the sale of 55% interest in TSLLC to BacTech, the Company recorded an expense for accretion and an increase in the Obligation for asset retirement by $56,583, to recognize the accretion of reclamation liability at an 8.5% annual factor through July 31, 2003.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC's books since adoption of SFAS 143 effective January 1, 2003:

     Asset retirement and reclamation liability-1/1/2004              $1,196,004
     Accretion of liability at assumed 8.5% annual rate                   25,362
                                                                      ----------
         Asset retirement and reclamation liability-3/31/04           $1,221,366
                                                                      ==========


It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no projected adjustment during 2003 or 2004 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation.


3.   SHAREHOLDERS' EQUITY

Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $82,350 through the sale of 100,000 Units. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units plus $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). No value was assigned to the Unit Purchase Warrants since the exercise price of those warrants were above the market price of the common stock at the date of the closing of the transaction. A value of $21,800 was assigned to the Meridian Warrants based on the Black-Scholes pricing model and was recorded as finance fees for the period ended March 31, 2004.

During the three months ended March 31, 2004, options to purchase a total of 340,000 shares at an exercise price of $0.16 per share were exercised. In connection with those transactions, 34,286 option shares were surrendered and cancelled under a cashless exercise to fund the exercise price of 150,000 of the option shares and accrued directors fees were reduced for exercise of 190,000 additional option shares. Options to purchase 375,550 shares at exercise price of $0.16 per share expired by their terms on January 20, 2004.

4.   RELATED PARTY TRANSACTIONS-GOLD RESOURCE CORPORATION

Gold Resource Corporation-

As of March 31, 2004, the Company owns 1,955,676 shares (approximately 40%) of the common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation. Through its stock ownership in GRC the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating a gold/silver property in Mexico. During the period ended March 31, 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. This advance was repaid September 16, 2003. William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, own approximately 29% of GRC as of March 31, 2004.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


The shares of GRC are not currently publicly traded. The shares of GRC were assessed by the Company to have indeterminable market value and the investment was therefore recorded at zero basis. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

Following are the summarized unaudited consolidated balance sheet for GRC as of March 31, 2004 and consolidated statement of operations for the three months ended March 31, 2004 and 2003:

                            Gold Resource Corporation
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)
    Assets
    Current assets-cash and cash equivalents                   $    44,522
                                                               -----------
      Total current assets                                          44,522
                                                               -----------
    Other assets                                                     1,596
                                                               -----------
             Total assets                                      $    46,118
                                                               ===========

    Liabilities, Deferred Credit and Shareholders' (Deficit)
     Current liabilities:
       Accounts payable and accrued liabilities                $     9,740
       Management contract fee payable to
          Affiliate U.S. Gold Corporation                          330,000
       Other liabilities-related parties                             4,669
                                                               -----------
          Total current liabilities                                344,409
                                                               -----------
    Deferred credit-Canyon phase I and II
       funding for El Aguila project                               500,000
                                                               -----------
    Total liabilities and deferred credit                          844,409
                                                               -----------

    Shareholders' (deficit):
      Preferred stock, $.001 par value; 5,000,000
        shares authorized, none issued or outstanding                   --
      Common stock, $.001 par value; 20,000,000
        shares authorized; 4,900,176 issued
        and outstanding                                              4,900
      Additional paid-in capital                                 1,161,441
      Comprehensive income                                              50
      Accumulated (deficit)                                     (1,964,682)
                                                               -----------
         Total shareholders' (deficit)                            (798,291)
                                                               -----------
      Total Liabilities and Shareholders' Deficit              $    46,118
                                                               ===========

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


                            Gold Resource Corporation
                            Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                        2004             2003
                                                    -----------       ----------

Interest income                                      $      86        $       6
                                                     ---------        ---------

Costs and Expenses:
General and administration                              40,670            5,799
Property acquisition related costs                       2,735            2,779
Property exploration and evaluation                     84,353           34,482
                                                     ---------        ---------
  Total expenses                                       127,758           43,060
                                                     ---------        ---------
   Net (loss)                                         (127,672)         (43,054)
                                                     ---------        ---------
Comprehensive income-
  Translation gain (charge)                                 50              (16)
                                                     ---------        ---------
   Net comprehensive (loss)                          $(127,622)       $ (43,070)
                                                     =========        =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis covers the financial condition of U.S. Gold Corporation and its subsidiaries ("we" or the "Company") at March 31, 2004, changes in our financial condition since fiscal year end December 31, 2003, and a comparison of our results of operations for the three months ended March 31, 2004 to the same period of the prior year. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company participates in two mining properties through a 45% interest in the Tonkin Springs gold property in Eureka County, Nevada, and through a 40% equity interest in Gold Resource Corporation ("GRC") which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico. The Tonkin Springs property is operated by BacTech Nevada in its capacity as manager of the Tonkin Springs LLC ("TSLLC") where BacTech is evaluating placing the property back into production. The El Aguila property is operated by GRC who is involved in the exploration and evaluation of that property. Both of these projects are currently in the development or exploration stage so we currently have no revenue from operations. We are dependent on funding from third parties and development of these properties to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had working capital of $571,836 made up of current assets of $737,908 including related party receivable of $45,538, and current liabilities of $166,072 including related party liabilities of $50,835. Based on our existing capital needs, the cash available at March 31, 2004, and expected payments from BacTech Nevada, we believe that we have sufficient working capital to carry us through the current fiscal year. However, we will require additional capital in the future.

The Company has no source of anticipated working capital other than payments from BacTech Nevada under the 2003 Purchase Agreement. BacTech Nevada has committed to pay us the balance of the $750,000 purchase price for its interest in the TSLLC beginning with commercial production of the property, or if production has not commenced by July 31 of this year, in 12 consecutive installments of $62,500. In addition, BacTech Nevada has committed to fund development of the property up to at least $12 million so long as it retains its interest in TSLLC. While we expect BacTech Nevada to continue to honor its funding obligations and to make those payments, there is no assurance that it will do so.

In March 2004, to address our cash requirements, we sold 100,000 Units, each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.90 per Unit. Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. The offering netted us $72,350 after payment of expenses and fees. We expect to continue efforts to raise additional funds through the sale of equity securities to supplement our existing cash.

Net cash used by operations decreased to $(149,066) for the three months ended March 31, 2004 from $(433,673) for the corresponding period in 2003, primarily reflecting in the 2003 period $290,000 of costs of the Tonkin Springs project paid by the Company while during the 2004 period responsibility for funding Tonkin Springs was the responsibility of BacTech Nevada. Cash paid to suppliers and employees decreased to $148,590 during 2004 period from $433,297 during the 2003 period, primarily reflecting holding costs of Tonkin Springs during the 2003. Cash flows from investing activities was $49,804 for 2003 compared to $0 in 2004 primarily reflecting a decrease in restrictive time deposits for reclamation bond at Tonkin Springs. Cash flow from financing activities decreased to $72,350 in 2004 from $416,284 in 2003 primarily reflecting $450,000 in net proceeds from the sale of common stock in 2003 compared to $72,350 net proceeds from the sale of common stock in 2004. The 2004 period also included $41,835 in salary expense that was not paid to executive officers in order to conserve working capital.

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

For the three months ended March 31, 2004, the Company recorded a net loss of $(250,818), or $(.01) per share, compared to a loss for the corresponding period of 2003 of $(286,024) or $(.02) per share. General and administrative expense increased $143,685 in 2004 to $230,377, reflecting a small increase in salary expense and legal costs in 2004 as well as no allocation of overhead costs to holding costs of the Tonkin Springs project since BacTech Nevada was manager of the project in the 2004 period. In the three months ended March 31, 2003, $25,062 in general and administrative costs were allocated to the cost category "holding costs of Tonkin Springs". Holding costs for the Tonkin Springs property were $290,665 during 2003 while in the 2004 period the project was funded and managed by BacTech Nevada. During the 2004 period, expense of $21,800 was recognized for the Black-Scholes pricing model of the Meridian Warrants issued in conjunction with the sale of 100,000 units, while in the 2003 period, stock compensation expense of $290,000 was recognized related to the sale of 1,000,000 shares of common stock to our largest shareholder.

TSLLC, with BacTech Nevada as manager, is evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. BacTech Nevada also commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately two million short tons of oxide and sulfide mineralization per year in a study prepared consistent with Canadian securities laws. The study was completed in May 2004 and BacTech reported that the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development. BacTech Nevada has reported that it has spent approximately $2,092,819 towards its $12,000,000 Funding Obligation through March 31, 2004.

GRC's unaudited operating loss for the three month periods ended March 31, 2004 and 2003 is $127,622 and $43,070, respectively, of which the Company's share would be approximately $50,049 and $12,060, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following:

     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o The willingness and ability of third parties to honor their contractual commitments;
     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;
     o    Our costs of production;
     o Environmental and other regulations, as the same presently exist and may hereafter be amended;
     o    Our ability to identify, finance and integrate other acquisitions; and
     o    Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART II

ITEM 2.   CHANGES IN SECURITIES.

     (a) Effective March 10, 2004, the Company sold 100,000 Units at $0.90 per Unit to a single purchaser, each Unit made up of one share of common stock and one Unit Purchase Warrant. The Company did not use an underwriter or placement agent in this transaction but did pay Meridian Capital Ltd. ("Meridian") a finder's fee of 8.5% of the monies raised, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants").

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

     The Company believes that the issuance of its securities in this transaction was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Act. All purchasers are "Accredited Investors" as that term is defined in Regulation D All purchasers had access to information that enabled them to evaluate the risks and merits to an investment in the Company including access to reports filed by the Company with the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits

     31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

     31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

     32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and William F. Pass.

* Filed and included in this Form 10-QSB.

b.   Reports on Form 8-K.

     On January 9, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported the results of the second round of exploration drilling carried out by its 40% owned subsidiary, Gold Resource Corporation, in Mexico.

     On January 28, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported an exploration program update on drilling carried out by its 40% owned subsidiary, Gold Resource Corporation, in Mexico.

     On March 10, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which updated the results of exploration drilling carried out by its 40% owned subsidiary, Gold Resource Corporation, in Mexico.

     On March 22, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported the filing of regulatory agency permit amendments for the Tonkin Springs project in Eureka County, Nevada, by the manager of Tonkin Springs LLC, BacTech Nevada.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. GOLD CORPORATION

Dated: May 14, 2004                         By /s/ William W. Reid
                                               ---------------------------------
                                               William W. Reid, President and
                                               Chairman of the Board


Dated: May 14, 2004                         By /s/ William F. Pass
                                               ---------------------------------
                                               William F. Pass, Vice President
                                               and Chief Financial Officer