Form 10QSB/A
period 2003-09-30
U S GOLD CORP
filed 2004-08-12
CIK 314203

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

                                                   U.S. GOLD CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                        Three Month  Period Ended         Nine Month  Period Ended
                                                                             September  30,                   September 30,
                                                                      ---------------------------      ----------------------------
                                                                         2003             2002            2003              2002
                                                                      ----------      -----------      -----------      -----------
                                                                      (Restated)                        (Restated)
Revenues:
Gain on sale of TSLLC interest to
  BacTech Nevada                                                      $   601,924     $        --      $   601,924      $        --
Management contract fees from Gold Resource Corporation
("GRC")                                                                        --              --               --           30,000
Interest income                                                            13,376           1,775           16,758            6,698
Gain on sale of other assets                                                   --           5,498            4,000           15,498
                                                                      -----------     -----------      -----------      -----------
  Total revenues                                                          615,300           7,273          622,682           52,196
                                                                      -----------     -----------      -----------      -----------

Costs and expenses:
 General and administrative                                               196,505         157,192          340,569          245,518
 Holding costs of Tonkin Springs property                                  30,970         229,379          449,718          802,103
 Exploration expense (costs of services
   provided under GRC management contract)                                     --          27,444               --          111,724
 Stock compensation expense                                                    --              --          290,000               --
 Realization reserve-GRC stock                                            363,165              --          363,165               --
 Interest                                                                     370             690            1,028            2,705
 Accretion of asset retirement obligation-SFAS 143                          9,102              --           56,583               --
 Depreciation                                                               4,037           2,820            7,563            8,323
                                                                      -----------     -----------      -----------      -----------
  Total costs and expenses                                                604,149         417,525        1,508,626        1,170,373
                                                                      -----------     -----------      -----------      -----------

Income (loss) before income taxes and cumulative effect
of accounting change                                                       11,151        (410,252)        (885,944)      (1,118,177)
                                                                      -----------     -----------      -----------      -----------
Provision for income taxes                                                     --              --               --               --
                                                                      -----------     -----------      -----------      -----------
Income (loss) before cumulative effect of accounting
change                                                                     11,151        (410,252)        (885,944)      (1,118,177)
                                                                      -----------     -----------      -----------      -----------
Accounting change: cumulative effect
  Gain on implementation of SFAS 143                                           --              --          404,000               --
                                                                      -----------     -----------      -----------      -----------
Net income (loss)                                                     $    11,151     $  (410,252)     $  (481,944)     $(1,118,177)
                                                                      ===========     ===========      ===========      ===========

Basic and diluted per share data-
Income (loss) before cumulative effect of accounting
change:
  Basic                                                               $      0.00     $     (0.03)     $     (0.05)     $     (0.07)
                                                                      ===========     ===========      ===========      ===========
  Diluted                                                             $      0.00     $     (0.03)     $     (0.05)     $     (0.07)
                                                                      ===========     ===========      ===========      ===========
Cumulative effect of accounting change:
  Basic                                                               $        --     $        --      $      0.02      $        --
                                                                      ===========     ===========      ===========      ===========
  Diluted                                                             $        --     $        --      $      0.02      $        --
                                                                      ===========     ===========      ===========      ===========
Net income (loss)
  Basic                                                               $      0.00     $     (0.03)     $     (0.03)     $     (0.07)
                                                                      ===========     ===========      ===========      ===========
  Diluted                                                             $      0.00     $     (0.03)     $     (0.03)     $     (0.07)
                                                                      ===========     ===========      ===========     ============


                        The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                            (Unaudited and Restated)



ASSETS
Current assets:
 Cash and cash equivalents                                         $     65,649
 Purchase contract receivable-BacTech Nevada                            737,817
 Prepaid expense                                                          3,079
                                                                   ------------
  Total current assets                                                  806,545
                                                                   ------------

Purchase contract receivable-BacTech Nevada                             553,506
                                                                   ------------
Property and equipment, net                                               9,519
                                                                   ------------
Investment in GRC                                                            --
                                                                   ------------
Investment in Tonkin Springs LLC                                        880,840
                                                                   ------------
Other assets                                                              4,148
                                                                   ------------

  TOTAL ASSETS                                                     $  2,254,558
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    145,436
 Accrued salaries and directors fees, related parties                   248,896
 Installment purchase contracts                                             108
                                                                   ------------
  Total current liabilities                                             394,440
                                                                   ------------

Related party payables, long-term                                       544,760
                                                                   ------------
 Total liabilities                                                      939,200
                                                                   ------------



Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
  authorized; 18,126,061 shares issued and outstanding                1,812,607
 Additional paid-in capital                                          33,510,109
 Accumulated (deficit)                                              (34,007,358)
                                                                   ------------
   Total shareholders' equity                                         1,315,358
                                                                   ------------

TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                                               $  2,254,558
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                          U.S. GOLD CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                           2003                 2002
                                                                                           ----                 ----
                                                                                        (Restated)
Cash flows from operating activities:
 Cash received from management contract                                                $        --          $    30,000
 Cash paid to suppliers and employees                                                     (787,537)            (862,533)
 Interest received                                                                           3,942                6,698
 Interest paid                                                                              (1,028)              (2,705)
 Income taxes paid                                                                              --                   --
                                                                                       -----------          -----------
 Cash (used in) operating activities                                                      (784,623)            (828,540)
                                                                                       -----------          -----------
Cash flows from investing activities:
BacTech Nevada purchase price payments                                                     400,000                   --
Payment on license                                                                              --              (20,000)
Sale of assets                                                                               4,000               15,498
                                                                                       -----------          -----------
 Cash provided by (used in) investing activities                                           404,000               (4,502)
                                                                                       -----------          -----------

Cash flows from financing activities:
Sale of common stock for cash                                                              450,000              818,154
Borrowing from related parties                                                                  --               29,358
Repayment of borrowing from related parties                                                     --              (29,358)
Advance to GRC                                                                             (30,000)             (30,000)
Repayment of advance from GRC                                                               30,000                   --
Payments on installment purchase contracts                                                  (8,165)              (9,569)
                                                                                       -----------          -----------
 Cash provided by financing activities                                                     441,835              778,585
                                                                                       -----------          -----------

Increase (decrease) in cash and cash equivalents                                            61,212              (54,457)
Cash and cash equivalents, beginning of period                                               4,437               72,089
                                                                                       -----------          -----------
Cash and cash equivalents, end of period                                               $    65,649          $    17,632
                                                                                       ===========          ===========

Reconciliation of net (loss) to cash (used in) operating activities:
 Net (loss)                                                                            $  (481,944)         $(1,118,177)
 Items not requiring or providing cash:
  Accrued interest income                                                                  (12,817)                  --
  Stock compensation expense                                                               290,000                   --
  Realization reserve-GRC stock                                                            363,165                   --
  Gain on sale of interest to BacTech                                                     (601,924)                  --
  Accretion of asset retirement obligation-SFAS 143                                         56,583                   --
  Cumulative-effect of accounting change: gain on
    implementation of SFAS 143                                                            (404,000)                  --
  Depreciation                                                                               7,563                8,323
  (Increase) decrease in assets related to operations                                       38,415              (37,671)
  Increase (decrease) in liabilities related to operations                                 (39,664)             318,985
                                                                                       -----------          -----------
Cash (used in) operating activities                                                    $  (784,623)         $  (828,540)
                                                                                       ===========          ===========

                 The accompanying notes are an integral part of these consolidated financial statements

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

Certain adjustments have been made to correct an error related to the implementation of SFAS 143 effective January 1, 2003. These adjustments, and the effect of these adjustments on the calculation of gain on sale of TSLLC interest to BacTech Nevada, had the effect of increasing the Net (loss) for the three month period ended September 30, 2003 by $60,156 and decreasing the Net (loss) for the nine month period ended September 30, 2003 by $296,362 and made changes to certain balance sheet amounts. The financial statements also restate the recognition of the gain on the sale of 55% interest in Tonkin Springs LLC to BacTech Nevada effective July 31, 2003 (see Note 5). Certain adjustments have also been made in the financial statements for September 30, 2002 to conform to accounting and financial statement presentation for the period ended September 30, 2003. These adjustments had no effect on the results of operations for the 2002 periods.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A-1 as of and for the year ended December 31, 2002.

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

PER SHARE AMOUNTS: Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted"

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

2.   TONKIN SPRINGS PROJECT (RESTATED)

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

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000. BacTech Nevada had paid a total of $400,000 of the purchase price through September 30, 2003. In addition, a $600,000 purchase price payment was made by BacTech Nevada on October 31, 2003. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. As of the date of this amended report, BacTech Nevada had made the $62,500 payment due July 31, 2004. BacTech Nevada also committed to pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through September 30, 2003, BacTech Nevada has spent approximately $757,713 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the total $1,750,000 purchase price payments of BacTech Nevada is $1,678,506 resulting in a gain of $601,924 on the sale of 55% interest

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


in TSLLC to BacTech Nevada. As of September 30, 2003, the Company had accrued interest of $12,817 related to the BacTech Nevada purchase price obligations. The effect of the sales transaction to BacTech have been restated (see Note 5).

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

At September 30, 2003, TSLLC, on a 100% basis, had total assets of $6,633,950, liabilities and reserves of $1,241,017 and equity of $5,392,933. The Company's equity account is $5,409,325 and BacTech's is $(16,392). For the two months ended September 30, 2003, BacTech reports that total expenses of TSLLC were $774,105 which included $16,392 in accretion expense related to asset retirement obligation, with the remainder of $757,713 reflecting property holding and evaluation costs. Since BacTech is funding all costs until it has funded its $12 million Funding Obligation, BacTech's members' equity account is credited for its funding and charged for 100% of the results of operations as provided in the TSLLC agreements.

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

At September 30, 2003, GRC has reported that it has assets of $163,482, total liabilities and deferred credits of $648,342, and shareholders' (deficit) of $(484,860). For the nine months ended September 30, 2003, GRC has reported a loss of $(281,707) made up of $235,306 in mineral property exploration and evaluation, including Canyon funding noted above and $46,525 in general and administrative costs.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



5.   CORRECTION OF ERROR

Effective July 31, 2003, the Company closed a transaction and sold a 55% interest in TSLLC to BacTech Nevada (see Note 3). The Company initially determined to recognize the gain on this sale as Purchase Price Obligation payments from BacTech Nevada were realized. However, upon reconsideration, the Company determined it was appropriate to recognize the entire gain on the sale effective upon the closing of the transaction. The Company also revised its computation of the net present value of Purchase Price Obligations which reduced the calculated gain on the sale and changed the accrual of imputed interest on the receivable. These corrections had the impact of decreasing the Net Loss for the nine months ended September 30, 2003 by $452,258.

The following table of summarized consolidated balance sheet of the Company as of September 30, 2003 and summarized consolidated statement of operations for the nine and three months then ended, reconciles prior reported amounts to the restated amounts:

                                                      As Reported       Adjustments      As Restated
                                                      -----------       -----------      -----------
September 30, 2003
Summarized Consolidated Balance Sheet:
Assets:
Purchase contract receivable-current portion         $    781,702        (43,885)       $    737,817
Total current assets                                      850,430        (43,885)            806,545
Purchase contract receivable non-current                  548,743          4,763             553,506
TOTAL ASSETS                                         $  2,293,680        (39,122)       $  2,254,558

Liabilities & Shareholders' Equity:
Deferred gain-sale of TSLLC interest                      491,380       (491,380)                  0
Shareholders' equity:
Accumulated (deficit)                                 (34,459,616)       452,258         (34,007,358)
Total shareholders' equity                                863,100        452,258           1,315,358
TOTAL LIABILITIES &
SHARESHOLDERS' EQUITY                                $  2,293,680        (39,122)       $  2,254,558

Summarized Consolidated Statement of Operations
Nine Months Ended September 30, 2003
Revenues:
Gain on sale of TSLLC                                $    149,221        452,703        $    601,924
Interest income                                            17,203           (445)             16,758
  Total other revenues                                    170,424        452,258             622,682
(Loss) before income taxes and cumulative
  effect of accounting change                          (1,338,202)       452,258            (885,944)
(Loss) before cumulative effect
  of accounting change                                 (1,338,202)       452,258            (885,944)
Net (loss)                                           $   (934,202)     $ 452,258        $   (481,944)

Basic and diluted per share data:
(Loss) before accounting change:
  Basic                                              $      (0.08)     $    0.03        $      (0.05)
  Diluted                                            $      (0.08)     $    0.03        $      (0.05)
Accounting change:
  Basic                                              $       0.03      $    0.01*       $       0.02
  Diluted                                            $       0.03      $    0.01*       $       0.02
Net (loss)
  Basic                                              $      (0.05)     $    0.02        $      (0.03)
  Diluted                                            $      (0.05)     $    0.02        $      (0.03)

* Effects of rounding.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


                                                     As Reported       Adjustments      As Restated
                                                     -----------       -----------      -----------
Summarized Consolidated Statement of Operations
Three Months Ended September 30, 2003
Revenues:
Gain on sale of TSLLC                                $ 149,221           452,703         $ 601,924
Interest income                                         13,821              (445)           13,376
  Total other revenues                                 163,042           452,258           615,300
Income (loss) before income taxes and
  cumulative effect of accounting change              (441,107)          452,258            11,151
Income (loss) before cumulative effect
  of accounting change                                (441,107)          452,258            11,151
Net income (loss)                                    $(441,107)          452,258         $  11,151

Basic and diluted per share data:
Income (loss) before accounting change:
  Basic                                              $   (0.03)             0.03         $    0.00
  Diluted                                            $   (0.03)             0.03         $    0.00
Accounting change:
  Basic                                              $      --                --         $      --
  Diluted                                            $      --                --         $      --
Net income (loss)
  Basic                                              $   (0.03)             0.03         $    0.00
  Diluted                                            $   (0.03)             0.03         $    0.00


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

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 (the "Purchase Price"). With the $250,000 paid by BacTech with the Letter Agreement and $150,000 paid by BacTech Nevada at the closing, BacTech Nevada had paid a total of $400,000 of the Purchase Price as of September 30, 2003. An additional $600,000 payment from BacTech Nevada to the Company was received on October 31, 2003 (which included accrued interest of $6,000). The remaining $750,000 to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. As of the date of this amended report, BacTech Nevada had made the initial monthly payment of $62,500 due July 31, 2004. BacTech Nevada also agreed to pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through September 30, 2003, BacTech Nevada reported that it had spent approximately $757,713 of the Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its 55% equity ownership interest in TSLLC would revert back to subsidiaries of the Company.

Under the Letter Agreement, BacTech reimbursed the Company for the holding costs at Tonkin Springs from March 25, 2003 through the date of the closing, which totaled approximately $68,500.

CHANGES IN FINANCIAL CONDITION

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company experienced losses for the nine months ended September 30, 2003 of $481,944 and for the year ended December 31, 2002 of $1,375,459. During the nine months ended September 30, 2003, the Company sold 1,000,000 shares of its common stock for net proceeds of $450,000. With the closing of the Bactech Nevada transaction discussed above, the Company had received a total of $400,000 in Purchase Price payments through September 30, 2003 and an additional $600,000 on October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had working capital of $412,105 comprised of current assets of $806,545 and current liabilities of $394,440, including related party liabilities of $248,896. As noted above, on October 31, 2003, the Company received a $600,000 Purchase Price payment from BacTech Nevada which included $8,911 of accrued interest. The remaining $750,000 Purchase Price payment from BacTech Nevada is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. The Company has no source of anticipated working capital other than these payments from BacTech Nevada.

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

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the nine months ended September 30, 2003, the Company recorded a restated net loss of $(481,944), or $(.03) per share, compared to a loss for the corresponding period of 2002 of $(1,118,177) or $(.07) per share. In the 2003 period, the Company realized a gain of $601,924 on the sale of the 55% interest in TSLLC to BacTech Nevada and $12,817 of accrued interest related to the BacTech Nevada Purchase Price receivable. For the 2002 period the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $95,051 in 2003 to $340,569, primarily reflecting $28,000 of increased investor relations expenses including the costs of the annual meeting of shareholders, an increase of approximately $17,000 in legal and accounting costs primarily related to the annual meeting of shareholders and a Registration Statement filed with the Securities and Exchange Commission, and a $16,000 increase in outside directors fees with the addition of 3 directors to the board. During the 2003 period $258,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $217,909 of such allocations were made in the 2002 period. However, in the 2002 period $111,724 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during the 2003 period. Total holding costs for the Tonkin Springs property were $449,718 during 2003 compared to $802,103 for 2002 and include allocation of corporate office general and administrative as noted above. Holding costs for the Tonkin Springs property were reduced in the 2003 period by $68,500 of cost reimbursement from

BacTech and a $36,000 reduction of reclamation liability related to the Properties. Stock compensation expense of $290,000 was recognized in the 2003 period related to the sale of 1,000,000 shares of Common Stock to a significant shareholder at a price below the market price of the shares on the date of the transaction. The Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC. In the 2003 period, accretion expense of asset retirement obligations under SFAS 143 totaled $56,583 while no similar expense was recognized in the 2002 period since the Company implemented SFAS 143 effective January 1, 2003. Depreciation expense increased during the 2003 period to $7,563 from $8,323 during the 2002 period primarily reflecting amortization of capitalized license fees commencing during 2003. The implementation of SFAS 143 effective January 1, 2003 resulted in a cumulative effect gain on implementation of SFAS 143 of $404,000 related to the reversal of reclamation obligation expense in prior years for the Tonkin Springs project reduced by amortization capitalized costs related to SFAS 143 computed asset retirement reflecting prior years gold production. The gain on implementation of SFAS 143 and the accretion of asset retirement obligations had no impact on the Consolidated Statement of Cash Flows of the 2003 periods.

For the three months ended September 30, 2003, the Company recorded a restated net income of $11,151 or $.00 per share, compared to a loss for the corresponding period of 2002 of $(410,252) or $(.03) per share. In the 2003 period, the Company realized a gain of $601,924 on the sale of the 55% interest in TSLLC to BacTech Nevada and $12,817 of accrued interest related to the BacTech Nevada Purchase Price receivable. General and administrative expense increased $39,313 in 2003 to $196,505, reflecting a small increase in salary expense, lower allocations of general and administrative costs to "Holding costs of Tonkin Springs property" as BacTech Nevada assumed responsibility for TSLLC effective July 31, 2003, as well as increased investor relations, legal and accounting costs. Holding costs for the Tonkin Springs property were $30,970 for the month ended July 31, 2003, compared to $229,379 for the three month period ended September 31, 2002 period and include allocation of general and administrative expense of $38,000 and $57,754 respectively. The reduction of holding costs during the 2003 period reflected reduction of $21,932 representing cost reimbursement from BacTech for the month of July 2003 as provided in the Letter Agreement. During the 2002 period an additional $27,444 of general and administrative cost were allocated to the cost of services provided under the GRC management contract while no similar allocation was made during the 2003 period. During the 2003 period $9,102 of accretion expense for asset retirement obligation was recognized. Depreciation increased during the 2003 period primarily reflecting amortization of capitalized license fees commencing during 2003.

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

                                            U.S. GOLD CORPORATION


Dated: August 11, 2004                      By /s/ William W. Reid
                                               ---------------------------------
                                               William W. Reid, President and
                                               Chairman of the Board

Dated: August 11, 2004                      By /s/ William F. Pass
                                               ---------------------------------
                                               William F. Pass, Vice President
                                               and Chief Financial Officer