Form 10KSB/A
period 2003-12-31
U S GOLD CORP
filed 2004-08-13
CIK 314203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
(Mark One)

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

State issuer's revenues for its most recent fiscal year. $636,143 in revenues for year ended December 31, 2003.

The aggregate market value (at the last trade price of $1.05 per share) of the Common Stock of U.S. Gold Corporation held by non-affiliates as of March 26, 2004 was approximately $11,728,000. As of March 26, 2004, there were 19,628,954 shares of Common Stock, par value $0.10, outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):    Yes   No x


                                                   TABLE OF CONTENTS

PART I

Item 1:        Description of Business.........................................................................   3

Item 2:        Properties......................................................................................  11

Item 3:        Legal Proceedings...............................................................................  15

Item 4:        Submission of Matters to a Vote of Security Holders.............................................  15


PART II

Item 5:        Market for Common Equity and Related Stockholder Matters........................................  15

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................  19

Item 7:        Financial Statements............................................................................  25

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure...................................................................................  46

Item 8A:       Controls and Procedures.........................................................................  46

PART III

Item 9:        Directors, Executive Officers, Promoters and Control Persons; Compliance
                  With Section 16(a) of the Exchange Act.......................................................  46

Item 10:       Executive Compensation..........................................................................  49

Item 11:       Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters..................................................................  54

Item 12:       Certain Relationships and Related Transactions..................................................  56

PART IV

Item 13:       Exhibits and Reports on Form 8-K................................................................  59

Item 14:       Principal Accountant Fees and Services..........................................................  63

Signatures ....................................................................................................  65

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

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

The Company is primarily engaged in exploration for, and potential development of, precious metals and base metals mining in the continental United States and through an equity investment in an affiliate company, in Mexico. However, we may also evaluate and develop properties outside the United States. The Company owns a 45% interest in the Tonkin Springs gold mine located in Eureka County, Nevada, and a 40% equity investment in an affiliated company, Gold Resources Corporation ("GRC") ("GRC") that is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico.

Tonkin Springs Property

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

On March 25, 2003 the Company and BacTech Enviromet Corporation, a Canadian corporation based in Ontario now named BacTech Mining Corporation ("BacTech) entered into an option agreement whereby BacTech could purchase a 55% ownership interest in TSLLC from the Company for $1,750,000 cash (the "Purchase Price"). Under the option agreement BacTech also agreed to a funding obligation of $12 million of development costs at the Tonkin Springs project. The option was exercisable through July 31, 2003. BacTech paid the Company a non-refundable deposit of $250,000 under the option agreement, which was applied against the Purchase Price, and was obligated to fund reasonable and necessary holding costs of the Properties from March 25, 2003 through Closing or termination of the option agreement in the amount of $68,500.

Effective July 31, 2003, BacTech Nevada, a subsidiary of BacTech, closed on the purchase of 55% equity ownership interest in TSLLC assumed management and funding responsibilities for TSLLC. The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC is $1,750,000 (the "Purchase Price"). BacTech Nevada also committed to a funding obligation of $12 million to TSLLC. Including the $250,000 paid by BacTech with the Letter Agreement, the $150,000 paid by BacTech Nevada at the closing, $600,000 paid by BacTech on October 31, 2003, and the payment of $62,500 paid July 31, 2004, BacTech Nevada has paid a total of $1,062,500 of the Purchase Price through the date of this amended report. The remainder of the Purchase Price of $687,500 is to be paid in 11 additional consecutive monthly payments of $62,500. BacTech Nevada is also obligated to pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). The Funding Obligation requires BacTech Nevada to fund, at a minimum, all costs required to protect the assets and properties of TSLLC including regulatory obligations, funding necessary to keep the properties free of liens and encumbrances, and funding for any other costs of programs and budgets over which BacTech Nevada, as manager and majority interest owner, has discretionary control. Other than these requirements, there is no minimum time frame under the agreement in which BacTech Nevada is required to meet its Funding Obligation. Through December 31, 2003, BacTech Nevada has spent approximately $1,374,453 toward its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company.

Until BacTech Nevada has recovered its Funding Obligations, cash distributions from TSLLC (the "Distributions"), if any, shall be made based upon a sliding scale related to the gold price in effect from time to time. Pursuant to the sliding scale, Distributions to BacTech Nevada will range from 55% at $360 or more per ounce gold to 80% at $320 or less per ounce gold. After BacTech Nevada has received Distributions equal to the amount paid pursuant to the Funding Obligation, then all Distributions shall be made 55% to BacTech Nevada and 45% to the Company.

The TSLLC Members' Agreement provides that if BacTech Nevada fails to make required payments of the Purchase Price to the Company, or after 30 days written notice from the Company, fails to satisfy any portion of the Funding Obligation, BacTech Nevada would be deemed to have withdrawn from TSLLC. Prior to satisfying the Funding Obligation, BacTech Nevada may also withdraw from TSLLC by providing the Company 30 days prior written notice. If BacTech Nevada were to withdraw from TSLLC, its equity ownership interest would revert back to subsidiaries of the Company, leaving the Company with 100% of those interests.

The Company recognized a gain of $601,924 on the sale to BacTech Nevada reflecting the $1,678,506 net present value of the $1,750,000 Purchase Price payment schedule, at an imputed rate of interest of 6% per annum, reduced by the Company's basis of $1,076,582 for the 55% interest in TSLLC sold to BacTech Nevada.

Our 100 percent ownership in TSLLC held prior to the transaction with BacTech Nevada described above was achieved effective October 17, 2001 upon the withdrawal from TSLLC of our former partner, Tonkin Springs Holding Inc., also referred to as "TSHI", which prior to its withdrawal held 60 percent ownership in TSLLC and was the project manager. Had TSHI not withdrawn from TSLLC by November 30, 2001, TSHI would have been obligated under the TSLLC Agreement to fund the full budget of TSLLC for the calendar year 2002 which, at a minimum, would have involved approximately $600,000 in property holding costs and excluding exploration and permitting activities which averaged over $900,000/year by TSHI for years 2000 and 2001. While the Company did not directly pay anything to TSHI to facilitate their withdrawal from TSLLC and relinquish their 60% interest therein to the Company, TSHI did otherwise eliminate significant financial obligation to TSLLC by its withdrawal. There was no gain nor loss recognized on the withdrawal of TSHI from TSLLC. After the withdrawal of TSHI from TSLLC the Company assumed responsibility for and funding of the holding costs related to Tonkin Springs until closing of the BacTech Nevada transaction described above.

TSLLC is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. As of the date of this report and in conjunction with the permitting process, TSLLC has determined that the project will require an Environmental Impact Statement ("EIS") which involves certain statutory evaluations by the federal Bureau of Land Management ("BLM") and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application evaluations. At about the same time that this permitting process is proceeding, BacTech Nevada commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately 2 million short tons of oxide and sulfide mineralization per year and the study was prepared consistent with National Instrument 43-101 of the Canadian Securities Administration. The study was completed in May 2004 and the study concluded that the Tonkin Springs gold mine is a viable project and recommends development. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

Gold Resource Corporation

We also have an equity investment in an affiliate company, GRC, a private Colorado corporation. At December 31, 2003, the Company held approximately 40 percent of the outstanding shares in GRC. William W. Reid and David C. Reid, executive officers of the Company, directly or beneficially own collectively approximately 29 percent of GRC as of that date. Through the GRC equity investment we have the opportunity to participate in potential business activities in Mexico without any required funding obligations. In November 2002, GRC leased a gold exploration property in the State of Oaxaca, Mexico, designated the El Aguila property. In August 2003, GRC entered into an exploration and development funding agreement regarding the El Aguila property with Canyon Resources Corporation (AMEX:CAU) ("Canyon") whereby Canyon can earn a 50% interest in the El Aguila property by funding over time $3.5 million in exploration and development costs of which Canyon has committed to and has funded $500,000 through March 30, 2004. GRC is evaluating results of its Phase I and Phase II exploratory drilling program of the El Aguila project focused on one target area of interest in the 14.7 square mile property. This exploration drilling encountered some high-grade gold intercepts which will require additional exploration drilling in order to fully evaluate. GRC commissioned a scoping study by an independent engineering firm on the El Aguila project in order to estimate capital and operating costs of a theoretical 750 tonne per day open pit mining and milling operation. The scoping study was intended to provide information to define the minimum resource level required in order for GRC to be able to make a production decision. The theoretical scoping study was completed in July 2004 and indicated positive economics. A preliminary resource study based upon limited exploration drilling (3,900 meters in 69 drill holes) indicated mineralized material at a 1 gram gold/tonne cut-off, in a shallow, massive quartz body, at 108,500 ounces of gold and 1,368,000 ounces of silver. Additional drilling will be required to potentially increase the mineralized material prior to any production decision being made by GRC. Capital costs were projected at approximately $11 million and cash operating costs were projected at $107/ounce gold based upon processing mineralization of 7.43 grams/tonne gold (cut-off 2.5 grams) and 63 grams/tonne silver. With the completion of the scoping study Canyon will have until August 31, 2004 to commit to funding the remaining $3 million to earn a 50% interest in the El Aguila project, or alternatively, convert their Phase I and Phase II drilling program funding of $500,000 into 600,000 shares of GRC stock. In August 2003, GRC dropped the previously leased base-metal property, designated as the Zimapan property, located in the Zimapan Mining District in the state of Hidalgo, Mexico, as provided under the lease agreement. From July 1, 2000 through December 31, 2002 we managed all activities of GRC under management contracts while GRC was responsible for funding the Zimapan and El Aguila properties. GRC is currently involved in an effort to raise funds through the private sale of its Common Stock with the proceeds to be used, in part, for its corporate overhead. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-CONTRACT WITH GOLD RESOURCE CORPORATION.")

General

As an exploration stage and potential mining company, our activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties and, where warranted, development and construction of mining and processing facilities, mining and processing and the sale of gold and other metals and by-products. We may also enter into joint ventures, partnerships or other arrangements to accomplish these activities. All refined bullion would be either sold to outside companies, delivered in satisfaction of spot or forward sale delivery contracts, or held in inventory for later disposition.

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

Prior to the commencement of any mining operations at the Tonkin Springs properties, if any, TSLLC will have to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. At the Tonkin Springs properties, certain existing governmental or regulatory permits will require modification or reissue to reflect any resumed mining activities. The material State of Nevada permits that will need to be modified to operate Tonkin Springs include the Water Pollution Control Permit which current permit expires by its term April 15, 2005 (amendment expected to require approximately six months for approval after satisfactory submission), Air Quality Emissions Permit which current permit expires October 23, 2005 (amendment expected to take sixty days from satisfactory submission), Artificial Pond Permits (recently renewed with expiration date of April 30, 2007). The current regulatory agency approved Plan of Operations and Reclamation Plan (which includes the $1.8 million cash bond) is valid until changes in the status of the properties requires modification or until required for update by the regulators to reflect future cost estimate changes. Changes to the Reclamation Permit which will be submitted contemporaneously to both the Nevada Division of Environmental Protection ("NDEP") and the Bureau of Land Management ("BLM") for their review and approval. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to recommencement of gold production at Tonkin Springs. As of the date of this report and in conjunction with the permitting process, TSLLC has determined that the project will require an Environmental Impact Statement ("EIS") which involves certain statutory evaluations by the BLM and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application evaluations. These permits could take approximately a year to be issued. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. The Tonkin Springs Property may, however, not move beyond the exploration stage.

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

Recent Activities at Tonkin Springs

During 2003, and until the BacTech Nevada transaction effective July 31, 2003, TSLLC was maintained by the Company on a care-and-maintenance basis. Subsequent to July 31, 2003, TSLLC, with BacTech Nevada as manager, has been involved with the analysis of data and evaluation of the potential of commencing gold production operations at the Tonkin Springs project. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. These permits could take approximately a year to be issued. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".)

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


                              Equity Compensation Plan Information

                                                                                Number of securities
                                                                                remaining available for
                                                                                future issuance under
                              Number of securities to   Weighted-average        equity compensation plans
                              be issued upon exercise   exercise price of       (excluding securities
                              of outstanding options,   outstanding options,    reflected in the left
Plan category                 warrants and rights       warrants and rights     hand column)
-------------                 -----------------------   -------------------     -------------------------
Equity compensation plans
approved by security holders         1,367,693              $0.43/share                759,944

Equity compensation plans
not approved by security
holders                               None                  None                       None

Total                                1,367,693                $.43/share            759,944


Recent Sales of Unregistered Securities:

During the proceeding three years, the Company has sold an aggregate of 4,673,243 shares of its Common Stock without registering those securities under the Securities Act as follows:

                                                                                            Section of
                                 Amount            Price        Total        Underwriter      Act for
Date     Purchaser                Sold            per share    Offering         Fee          Exemption
----     ---------               ------          ----------    --------      -----------    -----------
5/30/02  Excalibur Limited        857,143          $.35        $300,000      $27,000(1)         (20)
         Partnership (3)
                                  428,572(4)       $.30        $128,572(3)   $11,571(1)(4)      (20)

6/5/02   Global Gold              125,000          $.40        $50,000       $4,500(1)          (20)
         & Precious (5)

6/18/02  1056149 Ontario           50,000          $.40        $20,000       $1,800(1)          (20)
         Ltd. c/o HSBC
         Securities (Canada)
         Inc. (6)

6/18/02  John Ryan (7)            375,000          $.40        $150,000      $13,500(1)         (20)

6/18/02  Michaux-Gestion          250,000          $.40        $100,000      $9,000(1)          (20)
         Paris (8)

6/18/02  ING Ferri                125,000          $.40        $50,000       $4,500(1)          (20)
         a/c 2000024 (9)

6/18/02  Concord Bank              50,000          $.40        $20,000       $1,800(1)          (20)
         Limited (10)

6/20/02  Excelsior                125,000          $.40        $50,000       $4,500(1)          (20)
         Mining Fund (11)

6/28/02  R. Clarke (12)            75,000          $.40        $30,000       $2,700(1)          (20)

6/28/02  Arlington Group          187,500          $.40        $75,000       $6,750(1)          (20)
         PLC (13)

6/28/02  Kayjay Realty            112,500          $.40        $45,000       $4,050(1)          (20)
         Inc. (14)




6/28/02  GUNDYCO in                25,000          $.40        $10,000       $900(1)            (20)
         Trust  for Account
         No. 500-1327427 (15)

9/29/03  RMB International        672,528          $.54        $363,165         -               (20)(21)
         (Dublin) Ltd. (16)

12/7/02  Resource Investment
         Trust plc (17)            70,000          $.40         $28,000         -               (20)(21)

1/21/03  Resource Investment
         Trust plc (17)         1,000,000          $.45         $450,000        -               (20)(21)

3/10/04  Haywood Securities       100,000          $.90         $90,000      $7,650(2)          (20)(21)
         in trust for Nicholas
         Barhas (18)               25,000(19)      $1.25        $31,250(19)     -               (20)(21)

3/10/04  Meridian Capital
         Ltd. (2)                  20,000(2)       $0.90        $18,000(2)      -               (20)(21)

(1) On December 17, 2002 the Company and GRC jointly entered into an agreement with IBK Capital Corp. of Toronto, Ontario, Canada ("IBK") whereby IBK agreed assist the Company and GRC in seeking and arranging equity investment independently for the Company as well as for GRC. The agreement provided commission due IBK of 9% computed on any money raised for the Company or for IBK.
(2) On February 25, 2004, the Company entered into a Finders Fee Agreement with Meridian Capital Ltd. of Vancouver, B.C., Canada ("Meridian") whereby Meridian agreed to assist the Company in seeking and arranging equity investment for the Company. The agreement provided commission due Meridian of 8.5% computes on any money raised for the Company and 2 year warrants to purchase shares of the Company equal to 20% of the shares sold at exercise price of $0.90 per share. Aggregate Meridian Warrants to purchase 20,000 shares of common stock at $0.90/share and expiring March 10, 2006 have been issued to Meridian. The warrants have been assigned no value by the Company. The agreement with Meridian terminated by its terms March 12, 2003
(3) Excalibur Limited Partnership is an Ontario, Canada limited partnership the sole general partner of which is William Hechter.
(4) Represents 428,572 shares of Common Stock underlying unexercised warrants that are exercisable as of June 30, 2002 and expiring May 30, 2006.
(5) Global Gold & Precious is a gold and precious mutual fund company based in Paris, France with investment manager Jean Bernard Guyon.
(6) 1056149 Ontario Ltd. is an Ontario, Canada private foreign investment management company controlled by Marilyn Barker.
(7) Mr. John Ryan is a Canadian individual who makes his own investment decisions.
(8) Michaux-Gestion Paris is a private foreign investment management company based in Paris, France with investment manager Remy Bert.
(9) ING Ferri a/c 2000024 is the account of Societe Parisienne Gestion is a private foreign investment management company based in Paris, France with investment officer Yves Tailleur.
(10) The Concorde Bank Limited is a bank registered in Barbados, West Indies, with investment manager Norbert Marchal.
(11) Excelsior Mining Fund is registered in Nassau (Bahamas) and is managed by Lion Resources Management Ltd, London, England.
(12) Mr. R. Clark is a individual living in France who makes his own investment decisions.
(13) The Arlington Group PLC is a private foreign venture capital firm based in London, England.
(14) Kayjay Realty Inc. is a business based in Ontario, Canada, and the investment account is managed by HSBC Securities (Canada) Inc.
(15) GUNDYCO in Trust for Account No. 500-1327427 is managed by CIBC Wood Gundy for the benefit of Minh-Thu Dao-Hoy, an individual living in Canada.

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

Tonkin Springs (the "Properties") is the only property interest of the Company. The Properties are owned by Tonkin Springs LLC ("TSLLC"), a Delaware limited liability company. As discussed further below, effective July 31, 2003, the

Company sold a 55% interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM). Through July 31, 2003, the Company owned TSLLC 100% and maintained the Properties on a care-and-maintenance basis. The Company had consolidated TSLLC in its balance sheet and statement of operations prior to the sale to BacTech. Effective July 31, 2003, the Company reflects its ownership interest in TSLLC as an investment. Since BacTech Nevada is funding the initial $12 million of all cost of TSLLC, the Company does not reflect in its 2003 financial statements the costs of TSLLC after July 31, 2003.

As discussed further below, during the year ended December 31, 2003, the Company raised $450,000 through the sale of restricted common stock in private sale transaction with a significant shareholder of the Company, and the Company has received $1,000,000 from BacTech related to the sale of 55% interest of TSLLC. During 2004, the Company will receive a minimum of $375,000 of the remaining $750,000 purchase price balance from BacTech. As of the date of this amended report, the first monthly installment of $62,500 was received on July 31, 2004, pursuant to the terms of the BacTech Nevada agreement. As of December 31, 2003 the Company had a working capital balance of $501,204. The Company will be required to raise additional funding in order to be able to meet its obligations, protect its assets, and carryout its business plan. Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $82,350 through the sale of 100,000 Units made up of 100,000 shares of common stock and Unit Purchase Warrants for aggregate 25,000 common shares exercisable at $1.25/share and expiring March 10, 2006. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). The common stock issued with the Units and the common shares reserved for exercise of the Unit Purchase Warrants and Meridian Warrants have not been registered under the 1933 Act and are restricted securities. The Company has agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of common stock issued with the Units and common stock issuable upon exercise of the Unit Purchase Warrants and the Meridian Warrants, and to maintain the effectiveness of such registration statement for up to 2 years.

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

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 (the "Purchase Price"). BacTech Nevada also committed to a funding obligation of $12 million to TSLLC. Through the date of this amended report, BacTech Nevada had paid a total of $1,062,500 of the Purchase Price. The remaining $687,500 is to be paid in 11 consecutive monthly payments of $62,500 commencing on that August 31, 2004. As noted above, BacTech Nevada has made the required $62,500 monthly payment due July 31, 2004. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). The Funding Obligation requires BacTech Nevada to fund, at a minimum, all costs required to protect the assets and properties of TSLLC including regulatory obligations, funding necessary to keep the properties free of liens and encumbrances, and funding for any other costs of programs and budgets which BacTech Nevada, as manager and majority interest owner, has discretionary control. Other than these requirements, there is no minimum time frame under the agreement in which BacTech Nevada is required to meet its Funding Obligation. Through December 31, 2003, BacTech Nevada has spent approximately $1,374,453 of the Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company.

Until BacTech Nevada has recovered its Funding Obligations, cash distributions from TSLLC (the "Distributions"), if any, shall be made based upon a sliding scale related to the gold price in effect from time to time. Pursuant to the sliding scale, Distributions to BacTech Nevada will range from 55% at $360 or more per ounce gold to 80% at $320 or less per ounce gold. After BacTech Nevada has received Distributions equal to its Funding Obligation of $12 million, then all Distributions shall be 55% to BacTech Nevada and 45% to the Company.

The TSLLC Members' Agreement provides that if BacTech Nevada fails to make required payments of the Purchase Price to the Company, or after 30 days written notice from the Company, fails to satisfy any portion of the Funding Obligation, BacTech Nevada would be deemed to have withdrawn form TSLLC. Prior to satisfying the Funding Obligation, BacTech Nevada may also withdraw from TSLLC by providing the Company 30 days prior written notice. If BacTech Nevada were to withdraw from TSLLC, its 55% equity ownership interest in TSLLC would revert back to subsidiaries of the Company.

Under the Letter Agreement, BacTech reimbursed the Company for the holding costs at Tonkin Springs from March 25, 2003 through the date of the closing, which totaled approximately $68,500.

Activities at Tonkin Springs Properties

TSLLC, with BacTech Nevada as manager, is evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. These permits could take approximately a year to be issued. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval.

Liquidity and Financial Condition

As of December 31, 2003, the Company had working capital of $501,204 comprised of current assets of $581,626 and current liabilities of $80,422. The remaining $750,000 Purchase Price payment from BacTech Nevada is to be paid either upon commencement of commercial production at Tonkin Springs as defined, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. Of the total amount, $375,000 has been classified as a current asset assuming six monthly payments during the year and $375,000 has been classified long-term. As of the date of this amended report, BacTech Nevada has made the required $62,500 monthly payment due July 31, 2004. The annual cost of corporate overhead for the Company is approximately $590,000. As noted above, in 2004 the Company has sold equity Units with the assistance of Meridian and has raised $72,350 net of fees and expenses. The Company has no other source of anticipated working capital other than these payments from BacTech Nevada. Since July 31, 2003, BacTech Nevada is responsible for funding 100% of all costs of Tonkin Springs until an aggregate of $12,000,000 has been funded by BacTech Nevada, and thereafter BacTech is obligated, if requested by the Company, to fund the Company's shares of any subsequent cash calls for TSLLC.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company experienced net losses for the years ended December 31, 2003 and 2002 of $(622,738) and $(1,375,459),
respectively.

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

Cash flows from investing activities were $1,004,000 for the year ended December 31, 2003 compared to $(35,962) in 2002 primarily reflecting the $1,000,000 Purchase Price payments by BacTech and BacTech Nevada in 2003, a $40,000 technology license payment in 2002.

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

Purchase Price payments to the Company under the BacTech Nevada transaction are anticipated to be adequate to fund corporate costs through April 2004. Additional Purchase Payments from BacTech Nevada are to be received under the agreement commencing July 31, 2004. The Company's ability to fund its operations is dependent upon BacTech Nevada making its payments of the Purchase Price to the Company and fulfilling its Funding Obligation to TSLLC. The Company may also sell additional equity, seek merger candidates or enter into other business arrangements.

Results of Operations - 2003 Compared to 2002

The results of operations for 2003 have been restated to recognize the entire gain on the sale of the 55% interest in TSLLC to BacTech Nevada effective upon the closing of the sale transaction, July 31, 2003, and to correct the calculation of the net present value of the related purchase price payments and interest income recognized during the period.

For the year ended December 31, 2003, the Company recorded a restated net loss of $(622,738), or $(.04) per share, compared to a net loss for 2002 of $(1,375,459) or $(.09) per share. The Company recorded a cumulative-effect gain on implementation of SFAS 143 of $404,000, or $0.02 per share as discussed further below, while no similar item was recorded during 2002. In 2003, the Company recognized a gain of $601,924 on the sale to BacTech Nevada reflecting the $1,678,506 net present value of the $1,750,000 Purchase Price payment schedule, at an imputed rate of interest of 6% per annum, reduced by the Company's basis of $1,076,582 in the 55% interest in TSLLC sold to BacTech Nevada. The Company also recorded $26,268 of imputed interest income related to the BacTech Nevada Purchase Price receivable. For 2002 the Company recorded $30,000 in revenues for management contract fees with GRC. General and administrative expense increased $162,674 in 2003 to $492,876, primarily reflecting the costs of the annual meeting of shareholders of approximately $45,000 and $32,000 in increased legal and accounting costs primarily related to the Registration Statement filed with the Securities and Exchange Commission, and a $27,000 increase in outside directors fees with the addition of 3 directors to the board. During 2003 $258,613 of general and administrative expense was allocated to "Holding costs of Tonkin Springs property" while $217,909 of such allocations were made in 2002. However, in 2002 $129,441 of general and administrative expense was allocated to the cost of services provided under the GRC management contract and included in "Exploration expense (costs of services provided under GRC management contract)" while no such allocations were made during 2003. Total holding costs for the Tonkin Springs property were $443,218 during 2003 (through July 31, 2003) compared to $956,356 for all of 2002 and include allocation of corporate office general and administrative as noted above. Holding costs for the Tonkin Springs property were reduced in 2003 by $68,500 of cost reimbursement from BacTech and a $36,000 reduction of reclamation liability related to the Properties. Stock compensation expense of $290,000 was recognized in 2003 related to the sale of 1,000,000 shares of Common Stock to its largest shareholder at a price below the market price of the shares on the date of the transaction. The Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC. In 2003, accretion expense of asset retirement obligations under SFAS 143 totaled $56,583 while no similar expense was recognized in 2002 since the Company implemented SFAS 143 effective January 1, 2003. Depreciation expense increased during 2003 to $15,404 from $11,082 during 2002 primarily reflecting amortization of capitalized license fees commencing during 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

     Index to Financial Statements (Restated)                                 25

     Report of Independent Auditors                                           26

     Consolidated Statements of Operations for the years
     ended December 31, 2003 (Restated) and 2002                              27

     Consolidated Balance Sheet at December 31, 2003 (Restated)               28

     Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2003 (Restated)                  29
     and 2002

     Consolidated Statements of Cash Flows for the
     years ended December 31, 2003 (Restated) and 2002                        30

     Notes to Consolidated Financial Statements                               31

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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 13, the Company has restated the financial statements for the year ended December 31, 2003 to correct an error in recording the gain on sale of an interest in a limited liability company investment.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
March 18, 2004, except Note 13 dated August 5, 2004
Denver, Colorado


                                          U.S. GOLD CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the years ended December 31,

                                                                            2003                       2002
                                                                            ----                       ----
                                                                         (Restated)
OTHER REVENUE:
 Gain on sale of TSLLC interest to BacTech
   Nevada (Note 3)                                                      $   601,924                $        --
 Management contract fees from
   Gold Resource Corporation ("GRC")(Note 4)                                     --                     30,000
 Interest income                                                             30,219                     10,276
 Gain on sale of other assets                                                 4,000                     15,498
                                                                        -----------                -----------
    Total other revenue                                                     636,143                     55,774
                                                                        -----------                -----------
COSTS AND EXPENSES:
 General and administrative                                                 492,876                    330,202
 Holding costs of Tonkin Springs property                                   443,218                    956,356
 Exploration expense (costs of services
    provided to GRC under management
    contract) (Note 4)                                                           --                    129,441
 Stock compensation expense (Note 8)                                        290,000                         --
 Realization reserve-GRC stock (Note 4)                                     363,165                         --
 Interest                                                                     1,635                      4,152
 Accretion of asset retirement obligation                                    56,583                         --
 Depreciation                                                                15,404                     11,082
                                                                        -----------                -----------
    Total costs and expenses                                              1,662,881                  1,431,233
                                                                        -----------                -----------
(Loss) before income taxes and cumulative
  effect of accounting change                                            (1,026,738)                (1,375,459)
                                                                        -----------                -----------
Provision for income taxes                                                       --                         --
                                                                        -----------                -----------
(Loss) before cumulative effect of accounting
  change                                                                 (1,026,738)                (1,375,459)
                                                                        -----------                -----------
Accounting change: cumulative-effect gain on
  implementation of SFAS 143                                                404,000                         --
                                                                        -----------                -----------
Net (loss)                                                              $  (622,738)               $(1,375,459)
                                                                        ===========                ===========
Basic and diluted per share data:
(Loss) before accounting change
  Basic                                                                 $     (0.06)               $     (0.09)
                                                                        ===========                ===========
  Diluted                                                               $     (0.06)               $     (0.09)
                                                                        ===========                ===========
Accounting change
  Basic                                                                 $      0.02                $        --
                                                                        ===========                ===========
  Diluted                                                               $      0.02                $        --
                                                                        ===========                ===========
Net (loss)
  Basic                                                                 $     (0.04)               $     (0.09)
                                                                        ===========                ===========
  Diluted                                                               $     (0.04)               $     (0.09)
                                                                        ===========                ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                        $    197,992
  Purchase contract receivable,
    current portion (Note 3)                                            375,000
  Other current assets                                                    8,634
                                                                   ------------
    Total current assets                                                581,626
                                                                   ------------

Purchase contract receivable,
  (non-current) (Note 3)                                                329,774
Property and equipment, net (Note 6)                                      8,344
Investment in Tonkin Springs LLC (Note 3)                               880,840
Investment in affiliate-GRC (Note 4)                                         --
Other assets                                                                706
                                                                   ------------

TOTAL ASSETS                                                       $  1,801,290
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                48,522
 Accrued directors fees, related parties                                 31,900
                                                                   ------------
    Total current liabilities                                            80,422
                                                                   ------------

Related party payables, long-term (Note 11)                             544,760
                                                                   ------------
    Total liabilities                                                   625,182
                                                                   ------------
Commitments and contingencies (Notes 1, 3, 5 and 11)                         --

Shareholders' equity (Note 8):
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 19,188,954 shares issued and outstanding               1,918,896
 Additional paid-in capital                                          33,405,364
 Accumulated (deficit)                                              (34,148,152)
                                                                   ------------
    Total shareholders' equity                                        1,176,108
                                                                   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $  1,801,290
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                         U.S. GOLD CORPORATION
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2003 (RESTATED) AND 2002

                                                                  Stock           Additional
                                                Common             Par             Paid-in           Accumulated
                                                Shares            Value            Capital            (Deficit)            Total
                                              ----------       -----------       ------------       -------------      ------------
Balance,
January 1, 2002                              14,026,390       $  1,402,639       $ 31,975,303       $(32,149,955)      $  1,227,987

Sale of shares and warrants
for cash at $.35/share, net
of issuance cost                                857,143             85,714            178,285                 --            263,999

Sale of shares for cash at
$.40/share, net of issuance
cost                                          1,570,000            157,000            395,155                 --            552,155

Net (loss)                                           --                 --                 --         (1,375,459)        (1,375,459)
                                           ------------       ------------       ------------       ------------       ------------
Balance,
December 31, 2002                            16,453,533       $  1,645,353       $ 32,548,743       $(33,525,414)      $    668,682
                                           ------------       ------------       ------------       ------------       ------------
Sale of shares for cash at
$.45/share, plus adjustment
of $.29/share                                 1,000,000            100,000            640,000                 --            740,000

Penalty forgiven with
warrant re-pricing                                   --                 --             25,500                 --             25,500

Issuance of shares in
exchange for GRC shares at
$.54/share                                      672,528             67,253            295,912                 --            363,165

Exercise of stock options
at $.16/share                                 1,063,128            106,313           (104,713)                --              1,600

Treasury shares
cancelled                                          (235)               (23)               (78)                --               (101)

Net (loss)                                           --                 --                 --           (622,738)          (622,738)
                                           ------------       ------------       ------------       ------------       ------------
Balance,
December 31, 2003                            19,188,954       $  1,918,896       $ 33,405,364       $(34,148,152)      $  1,176,108
                                           ============       ============       ============       ============       ============


                The accompanying notes are an integral part of these consolidated financial statements.


                                                        U.S. GOLD CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED DECEMBER 31,


                                                                                                     2003                   2002
                                                                                                     ----                   ----
                                                                                                  (Restated)

Cash flows from operating activities:
  Cash received under management contract (Note 4)                                                $        --           $    30,000
  Cash paid to suppliers and employees                                                             (1,253,584)             (871,869)
  Interest received                                                                                     3,047                11,110
  Interest paid                                                                                        (1,635)               (4,152)
  Income taxes paid                                                                                        --                    --
                                                                                                  -----------           -----------
    Cash (used in) operating activities                                                            (1,252,172)             (834,911)
                                                                                                  -----------           -----------
Cash flows from investing activities:
  BacTech Nevada purchase price payments (Note 3)                                                   1,000,000                    --
  Increase in restrictive time deposits for reclamation                                                    --               (10,223)
  Payment on technology license                                                                            --               (40,000)
  Capital expenditures                                                                                     --                (1,237)
  Sale of assets                                                                                        4,000                15,498
                                                                                                  -----------           -----------
    Cash provided by (used in) investing activities                                                 1,004,000               (35,962)
                                                                                                  -----------           -----------
Cash flows from financing activities:
  Sale of common stock & warrants for cash, net of
    issuance cost (Note 8)                                                                            450,000               816,154
  Advance to GRC (Note 4)                                                                             (30,000)              (30,000)
  Repayment of borrowing from GRC (Note 4)                                                             30,000                30,000
  Payments on installment purchase contracts                                                           (8,273)              (12,933)
                                                                                                  -----------           -----------
    Cash provided by financing activities                                                             441,727               803,221
                                                                                                  -----------           -----------
Increase (decrease) in cash and cash equivalents                                                      193,555               (67,652)
Cash and cash equivalents, beginning of year                                                            4,437                72,089
                                                                                                  -----------           -----------
Cash and cash equivalents, end of year                                                            $   197,992           $     4,437
                                                                                                  ===========           ===========

Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)                                                                                        $  (622,738)          $(1,375,459)
Items not providing/requiring cash:
  Accrued interest income                                                                             (17,358)                   --
  stock compensation expense (Note 9)                                                                 290,000                    --
  Realization reserve-GRC stock (Note 4)                                                              363,165                    --
  Gain on sale of interest to BacTech Nevada (Note 3)                                                (601,924)                   --
  Cumulative-gain-implementation of SFAS 143 (Note 3)                                                (404,000)                   --
  Accretion of asset retirement obligation-SFAS 143                                                    56,583                    --
  Depreciation                                                                                         22,297                11,082
  (Increase) decrease in other assets related
     to operations                                                                                      7,225               (18,886)
  Increase (decrease) in liabilities related to operations                                           (345,422)              548,352
                                                                                                  -----------           -----------
Cash (used in) operating activities                                                               $(1,252,172)          $  (834,911)
                                                                                                  ===========           ===========

                                                        Continued on next page.


                                                         U.S. GOLD CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                             (continued)

Non-cash financing and investing activities:
                                                                                                  2003                     2002
                                                                                                  ----                     ----
                                                                                               (Restated)
Stock issued to RMB in exchange for GRC shares
 (Note 8)                                                                                      $  363,165             $           --
                                                                                               ==========             ==============
  Net assets transferred to BacTech Nevada
  in purchase (Note 3)                                                                         $1,076,582             $           --
                                                                                               ==========             ==============
Installment purchase contract receivable (Note 3)                                              $   87,416             $           --
                                                                                               ==========             ==============
TSLLC Investment (Note 3)                                                                      $  880,840             $           --
                                                                                               ==========             ==============
Exercise of stock options utilizing cashless exercise                                          $  106,313             $           --
                                                                                               ==========             ==============

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

2.   GOING CONCERN (RESTATED)

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses for the years ended December 31, 2003 and 2002 of $(622,738) and $(1,375,459), respectively. The Company has no current source of operating revenue and has remained operational during 2003 through the sale of equity and the sale of a 55% interest in TSLLC to BacTech. The Company's ability to continue as a going concern is contingent upon its ability to receive the remaining purchase price payments from BacTech, secure additional financing, increase ownership equity and attain profitable operations.

The Company is evaluating financing for its operations, which could include issuance of equity of the Company in public or private transactions. The Company may also consider a corporate transaction with another company such as a merger. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company.

3.   TONKIN SPRINGS PROJECT (RESTATED)

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003. BacTech is currently evaluating the Tonkin Springs property to determine if the property can be put back into production.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000. BacTech Nevada also committed to a funding obligation of $12 million to TSLLC. BacTech Nevada has paid a total of $1,000,000 of the purchase price through December 31, 2003. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. BacTech Nevada shall also pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through December 31, 2003, BacTech Nevada has spent approximately $1,374,453 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the $1,750,000 purchase price payments of BacTech Nevada at July 31, 2003 was $1,678,506. The sale to BacTech Nevada resulted in a gain of $601,924. As of December 31, 2003, the Company had accrued interest of $17,358 related to the BacTech Nevada purchase price obligations. These financial results of the sales transaction to BacTech Nevada have been restated (see Note
13).

Under a letter agreement dated March 25, 2003, BacTech purchased the 55% interest in TSLLC effective as of July 31, 2003. As provided under that agreement BacTech reimbursed the Company for all holding costs at the Tonkin Springs property from March 25, 2003 through July 31, 2003 of approximately $68,500.

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

At December 31, 2003 TSLLC, on a 100%, had total assets of $6,634,990, liabilities and obligations of $1,268,515 and equity of $5,366,475. The Company's equity account is $5,409,325 and BacTech's is $(42,850). For the five months ended December 31, 2003, BacTech reports that total expenses of TSLLC were $1,417,303 which included $42,850 in accretion expense related to asset retirement obligation, with the remainder of $1,374,453 reflecting property holding, evaluation and exploration costs. Since BacTech is funding all costs until it has funded its $12 million Funding Obligation, BacTech's members' equity account is credited for its funding and charged for 100% of the results of operations as provided in the TSLLC agreements.

Bonding of reclamation as required under various Nevada agencies and the Federal Bureau of Land Management "BLM" is the responsibility of TSLLC under the terms of the Tonkin Springs LLC. The estimate of reclamation costs, as approved by

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


these agencies is currently $1,810,377. As of December 31, 2003, TSLLC had bonds posted in the aggregate amount of approximately $1,820,952 with the required governmental agencies secured by a restricted cash time deposit related to the estimated of reclamation costs.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of December 31, 2003, reflecting the adoption of SFAS 143, is $1,196,004. The Company reflects its 45% share of this obligation, $537,100, in its investment balance for TSLLC. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties.

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


have indeterminable market value. As a result, a reserve for realization of the cost of the GRC shares acquired from RMB has been fully established with an expense charge of $363,165 recognized during the year ended December 31, 2003.

GRC has reported audited financial information as of December 31, 2003. GRC had assets of $137,796, total liabilities of $833,455, and shareholders' (deficit) of $695,669. For the year ended December 31, 2003, GRC has reported a loss of $496,017 made up of $391,316 in mineral property exploration and evaluation, including Canyon funding noted above, $46,750 in property acquisition and related costs, and $58,173 in general and administrative costs.

Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's operating losses for the two years ended December 31, 2003 and 2002 were $(496,017) and $(788,646), respectively, of which the Company's share is approximately $(199,994) and $(221,294), respectively.

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

6.   PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:

     Office furniture and equipment                             $   43,640
     Trucks and autos                                               73,579
     Other equipment                                                 9,947
                                                                ----------
     Subtotal                                                      127,166
     Less: accumulated depreciation                               (118,822)
                                                                ----------
     Total                                                      $    8,344
                                                                ==========


7.   INCOME TAXES (RESTATED)

In various transactions entered into February 21, 1992, the Company had an ownership change, as that term is defined under Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


investment tax credit carryforwards existing as of the date of the ownership change. At December 31, 2003, the Company estimates that tax loss carry forwards to be $4,400,000 expiring through 2023.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 are presented below:

     Deferred tax assets:
       Alternative minimum tax credit carryfoward             $    11,200
       Reclamation obligation                                     114,200
       Net operating (loss) carryforward                          969,300
       Capital (loss) carryforward                                268,400
                                                              -----------
         Total gross deferred tax assets                        1,363,100
                                                              -----------
       Less valuation allowance                                (1,248,500)
                                                              -----------
         Net deferred tax assets                                  114,600
                                                              -----------
     Deferred tax liabilities:
       Basis in TSVLP                                            (114,600)
                                                              -----------
     Total net deferred tax asset                             $         -
                                                              ===========

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $341,000 primarily reflects a $164,000 decrease of net operating (loss) carryforwards, a $26,600 decrease in the reclamation obligation related to the sale of a 55% interest to BacTech Nevada, and a $140,000 decrease in tax liability relating to the basis of TSVLP.

A reconciliation of the tax provision for 2003 and 2002 at statutory rates is comprised of the following components:

                                                           2003          2002
                                                           ----          ----

     Statutory rate tax provision on book loss          $(137,000)    $(303,000)
     Book to tax adjustments:
     Valuation allowance                                  137,000       303,000
                                                        ---------     ---------
     Tax provision                                      $       -     $       -
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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Private placement sale of stock to RIT-

In December 2002, the Company entered into a subscription agreement with Resource Investment Trust, plc ("RIT"), an investment fund located in London, England, for the sale of 70,000 shares of restricted common stock at $.40/share for proceeds of $28,000. During January 2003, the Company entered into a second subscription agreement with RIT for the sale of 1,000,000 shares of restricted common stock at $.45 per share for net proceeds of $450,000. RIT is the Company's largest shareholder, owning approximately 17% of the outstanding shares as of December 31, 2003. Because RIT is a greater than 10% shareholder of the Company and the stock was issued below its market price at the date of the closing of the transaction, the Company recognized stock compensation expense of $290,000.

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


                                                       2003  Net Loss
                                            ------------------------------------
                                            As reported             Pro forma
                                            ------------           -------------
                                             (Restated)              (Restated)
                                            ------------           -------------
(Loss) before cumulative effect of
  accounting change                         $(1,026,738)           $(1,389,738)
Accounting change: cumulative-effect
  gain on Implementation of SFAS 143            404,000                404,000
                                            -----------            -----------
Net (loss)                                  $  (622,738)           $  (985,738)
                                            =============          ===========

                                            Basic and diluted net loss per share
                                            ------------------------------------
                                            As reported               Pro forma
                                            -----------               ---------
(Loss) before accounting change:
  Basic                                       $(0.06)                   $(0.08)
  Diluted                                     $(0.06)                   $(0.08)
Accounting change
  Basic                                       $ 0.02                    $ 0.02
  Diluted                                     $ 0.02                    $ 0.02
Net (loss)
  Basic                                       $(0.04)                   $(0.06)
  Diluted                                     $(0.04)                   $(0.06)


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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

13.  CORRECTION OF ERROR

Effective July 31, 2003, the Company closed a transaction and sold a 55% interest in TSLLC to BacTech Nevada (see Note 3). The Company initially determined to recognize the gain on this sale as Purchase Price Obligation payments from BacTech Nevada were realized. However, upon reconsideration, the Company determined it was appropriate to recognize the entire gain on the sale effective upon the effective date of the transaction. The Company also revised its computation of the net present value of the Purchase Price Obligation payments which reduced the calculated gain on the sale and changed the accrual of imputed interest on the BacTech Nevada receivable. These corrections had the impact of decreasing the Net Loss in 2003 by $231,341.

The following table of summarized consolidated balance sheet of the Company as of December 31, 2003 and summarized consolidated statement of operations for the year then ended, reconciles prior reported amounts to the restated amounts:

                                                     As Reported        Adjustments       As Restated
                                                     -----------        -----------       -----------
Summarized Consolidated Balance Sheet:
Assets:
Purchase contract receivable non-current                 369,338          (39,564)            329,774
TOTAL ASSETS                                          $1,840,854          (39,564)        $ 1,801,290

Liabilities & Shareholders' Equity:
Deferred gain-sale of TSLLC interest                     270,905         (270,905)                  0
Shareholders' equity:
Accumulated (deficit)                                (34,379,493)         231,341         (34,148,152)
Total shareholders' equity                               944,767          231,341           1,176,108
TOTAL LIABILITIES &
SHARESHOLDERS' EQUITY                                $ 1,840,854           39,564         $ 1,801,290

Summarized Consolidated Statement of Operations
Revenues:
Gain on sale of TSLLC                                $   369,696          232,228         $   601,924
Interest income                                           31,106             (887)             30,219
  Total other revenues                                   404,802          231,341             636,143
(Loss) before income taxes and cumulative
  effect of accounting change                         (1,258,079)         231,341          (1,026,738)
(Loss) before cumulative effect
  of accounting change                                (1,258,079)         231,341          (1,026,738)
Net (loss)                                           $  (854,079)         231,341         $  (622,738)

Basic and diluted per share data:
(Loss) before accounting change:
  Basic                                              $     (0.07)         $  0.01         $     (0.06)
  Diluted                                            $     (0.07)         $  0.01         $     (0.06)
Accounting change:
  Basic                                              $      0.02                -         $      0.02
  Diluted                                            $      0.02                -         $      0.02
Net (loss)
  Basic                                              $     (0.05)         $  0.01         $     (0.04)
  Diluted                                            $     (0.05)         $  0.01         $     (0.04)


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

Effective August 23, 2001, GRC leased a prospective silver/lead/zinc mining property covering approximately 47 hectares and located in the Zimapan Mining District in the state of Hidalgo, Mexico. This was an exploration stage project and was designated by GRC its Zimapan Project. During August 2003, GRC dropped its lease of the Zimapan Project as provided under the lease agreement.

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

*10.41 Code of Ethics Policy of U.S. Gold Corporation adopted effective December 31, 2003.

 *10.42 Exhibit D, "Definitions", to Tonkin Springs LLC Operating Agreement dated July 31, 2003.

*10.43 Exhibit C, "Tax Matters", to Tonkin Springs LLC Operating Agreement dated July 31, 2003.

*10.44 Agreement dated effective July 28, 2003 by and between Gold Resource Corporation, an affiliate of U.S. Gold Corporation, and Canyon Resources Corporation, relating to Canyon Resource's funding for and option to acquire an interest in the El Aguila gold project in Oaxaca, Mexico.

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

                                    U.S. GOLD CORPORATION

August 13, 2004                     By: /s/ William W. Reid
                                       -----------------------------------------
                                       William W. Reid
                                       President and Chief Executive Officer

August 13, 2004                     By: /s/ William F. Pass
                                        ----------------------------------------
                                        Vice President, Chief Financial Officer
                                        and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

August 13, 2004                     By: /s/ William W. Reid
                                        ----------------------------------------
                                        William W. Reid
                                        Chairman of the Board of Directors

August 13, 2003                     By: /s/ David C. Reid
                                        ----------------------------------------
                                        David C. Reid
                                        Exploration Vice President and Director

August 13, 2004                     By: /s/ John W. Goth
                                        ----------------------------------------
                                        John W. Goth
                                        Director

August 13, 2004                     By: /s/ Richard F. Nanna
                                        ----------------------------------------
                                        Richard F. Nanna
                                        Director

August 13, 2004                     By: /s/ Peter Bojtos
                                        ----------------------------------------
                                        Peter Bojtos
                                        Director

August 13, 2004                     By: /s/ Curtis Deane
                                        ----------------------------------------
                                        Curtis Deane
                                        Director

August 13, 2004                     By: /s/ Richard F. Mauro
                                        ----------------------------------------
                                        Richard F. Mauro
                                        Director