Form 10QSB/A
period 2004-03-30
U S GOLD CORP
filed 2004-08-13
CIK 314203

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

                              U.S. GOLD CORPORATION


                                      Index

                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet (unaudited and restated)
           at March 31, 2004                                                  3

           Consolidated Statements of Operations (unaudited
           and restated) for the three months ended
           March 31, 2004 and 2003                                            4

           Consolidated Statements of Cash Flows (unaudited
           and restated) for the three months ended
           March 31, 2004 and 2003                                            5

           Notes to Consolidated Financial Statements
           (unaudited and restated)                                           6

Item 2.    Management's Discussion and Analysis or Plan of Operation         11

Item 3.    Controls and Procedures                                           14

part II    OTHER INFORMATION                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                            (Unaudited and Restated)

ASSETS
Current assets:
 Cash and cash equivalents                                         $    121,276
 Purchase contract receivable, current portion                          562,500
 Other current assets                                                    54,132
                                                                   ------------
  Total current assets                                                  737,908
                                                                   ------------

Purchase contract receivable, non-current                               152,899
Property and equipment, net                                               6,104
Investment in Tonkin Springs LLC                                        880,840
Investment in affiliate-GRC                                                  --
Other assets                                                                705
                                                                   ------------
                                                                      1,040,548
                                                                   ------------
  TOTAL ASSETS                                                     $  1,778,456
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    115,237
 Accrued salaries and directors fees                                     50,835
                                                                   ------------
   Total current liabilities                                            166,072
                                                                   ------------

Related party payables, long-term                                       544,760
                                                                   ------------
  Total liabilities
                                                                        710,832
                                                                   ------------

Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 19,628,804 shares issued and outstanding               1,962,880
 Additional paid-in capital                                          33,485,753
 Accumulated (deficit)                                              (34,381,009)
                                                                   ------------
    Total shareholders' equity                                        1,067,624
                                                                   ------------
       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $  1,778,456
                                                                   ============




       The accompanying notes are an integral part of these consolidated financial statements.



                                            U.S. GOLD CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited and Restated)

                                                                                                   For the three       For the three
                                                                                                   Months ended        Months ended
                                                                                                     March 31,           March 31,
                                                                                                       2004                2003
                                                                                                   -------------       -------------
OTHER REVENUE:
 Interest income                                                                                     $  10,625            $      14
 Gain on sale of assets                                                                                     --                4,000
                                                                                                     ---------            ---------
  Total other revenues                                                                                  10,625                4,014
                                                                                                     ---------            ---------

COSTS AND EXPENSES:
 General and administrative                                                                            218,966               86,692
 Holding costs of Tonkin Springs property                                                                   --              290,665
 Stock compensation expense                                                                             21,800              290,000
 Interest                                                                                                  476                  390
 Accretion of asset retirement obligation - SFAS 143                                                        --               23,468
 Depreciation                                                                                            2,240                2,823
                                                                                                     ---------            ---------
  Total costs and expenses                                                                             243,482              694,038
                                                                                                     ---------            ---------

(Loss) before income taxes and cumulative effect
  of accounting change                                                                                (232,857)            (690,024)
                                                                                                     ---------            ---------
Provision for income taxes                                                                                  --                   --
                                                                                                     ---------            ---------
(Loss) before cumulative effect of accounting change                                                  (232,857)            (690,024)
                                                                                                     ---------            ---------
Cumulative-effect: gain on implementation of
  SFAS 143                                                                                                  --              404,000
                                                                                                     ---------            ---------
Net (loss)                                                                                           $(232,857)           $(286,024)
                                                                                                     =========            =========

Basic and diluted per share data: (Loss) before accounting change:
  Basic                                                                                              $   (0.01)           $   (0.04)
                                                                                                     =========            =========
  Diluted                                                                                            $   (0.01)           $   (0.04)
                                                                                                     =========            =========
Accounting Change
 Basic                                                                                               $       -            $    0.02
                                                                                                     =========            =========
 Diluted                                                                                             $       -            $    0.02
                                                                                                     =========            =========
Net(loss)
 Basic                                                                                               $   (0.01)           $   (0.02)
                                                                                                     =========            =========
 Diluted                                                                                             $   (0.01)           $   (0.02)
                                                                                                     =========            =========




                The accompanying notes are an integral part of these consolidated financial statements.

                                             U.S. GOLD CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited and Restated)
                                                                                                   For the three       For the three
                                                                                                   Months ended        Months ended
                                                                                                     March 31,            March 31,
                                                                                                       2004                2003
                                                                                                   -------------       -------------
Cash flows from operating activities:
 Cash paid to suppliers and employees                                                                $(148,590)           $(433,297)
 Interest received                                                                                          --                   14
 Interest paid                                                                                            (476)                (390)
 Income taxes paid                                                                                          --                   --
                                                                                                     ---------            ---------
 Cash (used in) operating activities                                                                  (149,066)            (433,673)
                                                                                                     ---------            ---------

Cash flows from investing activities:
Decrease in restrictive time deposits for reclamation bond                                                  --               45,804
Sale of assets                                                                                              --                4,000
                                                                                                     ---------            ---------
 Cash provided by investing activities                                                                      --               49,804
                                                                                                     ---------            ---------

Cash flows from financing activities:
Sale of common stock for cash                                                                           72,350              450,000
Advance to GRC                                                                                              --              (30,000)
Payments on installment purchase contracts                                                                  --               (3,716)
                                                                                                     ---------            ---------
 Cash provided by financing activities                                                                  72,350              416,284
                                                                                                     ---------            ---------

Increase (decrease) in cash and cash equivalents                                                       (76,716)              32,415
Cash and cash equivalents, beginning of period                                                         197,992                4,437
                                                                                                     ---------            ---------
Cash and cash equivalents, end of period                                                             $ 121,276            $  36,852
                                                                                                     =========            =========

Reconciliation of net loss to cash (used in) operating activities:
 Net (loss)
 Items not requiring cash:                                                                           $(232,857)           $(286,024)
  Interest income
  Stock compensation expense                                                                           (10,625)                  --
  Accretion of asset retirement obligation - SFAS 143                                                   21,800              290,000
  Cumulative-effect: gain on implementation of SFAS 143                                                     --               23,468
  Depreciation                                                                                              --             (404,000)
  (Increase) in other assets related to operations                                                       2,240                2,823
  Increase (decrease) in liabilities related to operations                                             (45,498)              (9,503)
                                                                                                       115,874              (50,437)
                                                                                                     ---------            ---------
Cash (used in) operating activities                                                                  $(149,066)           $(433,673)
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

2.   TONKIN SPRINGS PROJECT (RESTATED)

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

approximately 2 million short tons of oxide and sulfide mineralization per year and the study was prepared consistent with National Instrument 43-101 of the Canadian Securities Administration. The study was completed in May 2004 and BacTech Nevada has reported the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000. BacTech Nevada has paid a total of $1,000,000 of the purchase price through March 31, 2004. The remaining $750,000 is to be paid either upon commencement of commercial production at Tonkin Springs, or if production has not commenced by July 31, 2004, in 12 consecutive monthly payments of $62,500 commencing on that date. The Company has received the July 2004 payment from BacTech Nevada in the amount of $62,500 as of the date of this amended report. BacTech Nevada is also required to pay 100% of the funding required by TSLLC up to $12 million (the "Funding Obligation"). Through March 31, 2004, BacTech Nevada has spent approximately $2,016,965 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company. As of March 31, 2004, the Company had accrued interest of $27,982 related to the BacTech Nevada purchase price obligations.

At March 31, 2004, TSLLC, on a 100% basis, had total assets of approximately $6,701,869, liabilities and reserves of $1,541,381, and equity of $5,160,488. The Company's equity account is $5,465,907 and BacTech's is $(305,419). For the three months ended March 31, 2004, total expenses of TSLLC were $745,319 which included $25,362 in accretion expense related to asset retirement obligation, with the remainder of $719,957 reflecting property holding and evaluation costs and amortization. Since BacTech is funding all costs until it has funded its $12 million Funding Obligation, BacTech's members' equity account is credited for its funding and charged for 100% of the results of operations as provided in the TSLLC agreements.

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

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of March 31, 2004, reflecting the adoption of SFAS 143, is $1,218,870. The Company reflects its 45% share of this obligation, $549,615, in its investment balance for TSLLC. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties. The Company adopted SFAS 143 effective January 1, 2003 and related thereto, the Company recorded a cumulative-effect gain to operations of $404,000. This reflected the reversal of prior period expense related to reclamation cost accruals, and reduced in part, by amortization of capitalized reclamation amounts based upon units of production in prior years.

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

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC:

    Asset retirement and reclamation liability-1/1/2004           $1,193,508
    Accretion of liability at assumed 8.5% annual rate                25,362
                                                                  ----------
      Asset retirement and reclamation liability-3/31/04          $1,218,870
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

3.   SHAREHOLDERS' EQUITY

Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $82,350 through the sale of 100,000 Units. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units plus $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). No value was assigned to the Unit Purchase Warrants since the exercise price of those warrants were above the market price of the common stock at the date of the closing of the transaction. A value of $21,800 was assigned to the Meridian Warrants based on the Black-Scholes pricing model and was recorded as finance fees in the period ended March 31, 2004.

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

4.   RELATED PARTY TRANSACTIONS-GOLD RESOURCE CORPORATION

As of March 31, 2004, the Company owns 1,955,676 shares (approximately 40%) of the common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation. Through its stock ownership in GRC the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating a gold/silver property in Mexico. During the period ended March 31, 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. This advance was repaid September 16, 2003. William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, own in aggregate approximately 29% of GRC as of March 31, 2004.

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

At March 31, 2004, GRC has reported that it has assets of $46,118, total liabilities of $344,409, deferred credits of $500,000, and shareholders' (deficit) of $(798,291). For the three months ended March 31, 2004, GRC has reported a loss of $127,622 including $84,353 in mineral property exploration and evaluation, including Canyon funding noted above, $2,735 in property acquisition and related costs, and $40,670 in general and administrative costs."

5.   CORRECTION OF ERROR

Effective July 31, 2003, the Company sold a 55% interest in TSLLC to BacTech Nevada (see Note 2). The Company initially determined to recognize the gain on this sale as Purchase Price Obligation payments were realized. However, upon reconsideration, the Company determined it was appropriate to recognize the full gain on the sale effective upon the closing of the transaction. The Company also revised its computation of the net present value of Purchase Price Obligation which impacted the calculated gain on the sale and the accrual of imputed interest on the Purchase Price Obligation receivable. These corrections had the impact of decreasing the Net Loss for the three months ended March 31, 2004 by $17,961.

The following table of summarized unaudited consolidated balance sheet of the Company as of March 31, 2004 and summarized unaudited consolidated statement of operations for the three months then ended, and reconciles prior reported amounts to the restated amounts:

                                                        As Reported       Adjustments      As Restated
                                                        -----------       -----------      -----------
Summarized Consolidated Balance Sheet:

Assets:
Purchase contract receivable non-current                   174,501          (21,602)           152,899
TOTAL ASSETS                                            $1,800,058          (21,602)        $1,778,456

Liabilities & Shareholders' Equity:
Deferred gain-sale of TSLLC interest                       270,905         (270,905)                 0
Shareholders' equity:
Accumulated (deficit)                                  (34,630,312)         249,303        (34,381,009)
Total shareholders' equity                                 818,321          249,303          1,067,624
TOTAL LIABILITIES &
SHARESHOLDERS' EQUITY                                   $1,800,058           21,602         $1,778,456

Summarized Consolidated Statement of Operations
Revenues:
Interest income                                              4,075            6,550             10,625
  Total other revenues                                       4,075            6,550             10,625
General and administrative expenses                        230,377          (11,411)           218,966
  Total costs and expense                                  254,893          (11,411)           243,482
(Loss) before income taxes and cumulative
  effect of accounting change                             (250,818)          17,961           (232,857)
(Loss) before cumulative effect
  of accounting change                                    (250,818)          17,961           (232,857)
Net (loss)                                               $(250,818)          17,961          $(232,857)



                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

Basic and diluted per share data:
(Loss) before accounting change:
  Basic                                                  $   (0.01)               -          $   (0.01)
  Diluted                                                $   (0.01)               -          $   (0.01)
Accounting change:
  Basic                                                          -                -                  -
  Diluted                                                        -                -                  -
Net (loss)
  Basic                                                  $   (0.01)               -          $   (0.01)
  Diluted                                                $   (0.01)               -          $   (0.01)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis covers the financial condition of U.S. Gold Corporation and its subsidiaries ("we" or the "Company") at March 31, 2004, changes in our financial condition since fiscal year end December 31, 2003, and a comparison of our results of operations for the three months ended March 31, 2004 to the same period of the prior year. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB/A-1 for the year ended December 31, 2003.

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

The Company has no source of anticipated working capital other than payments from BacTech Nevada under the 2003 Purchase Agreement. BacTech Nevada has committed to pay us the balance of the $750,000 purchase price for its interest in the TSLLC beginning with commercial production of the property, or if production has not commenced by July 31 of this year, in 12 consecutive installments of $62,500. As of the date of this amended report, BacTech Nevada has made the monthly payment of $62,500 due July 31, 2004. In addition, BacTech Nevada has committed to fund development of the property up to at least $12 million so long as it retains its interest in TSLLC. While we expect BacTech Nevada to continue to honor its funding obligations and to make those payments, there is no assurance that it will do so.

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

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

For the three months ended March 31, 2004, the Company recorded a net loss of $(232,857), or $(.01) per share, compared to a loss for the corresponding period of 2003 of $(286,024) or $(.02) per share. Interest income related to the BacTech Nevada purchase price payment obligations were $10,625 in 2004 compared to $14 in 2003. General and administrative expense increased $132,274 in 2004 to $218,966, reflecting a small increase in salary expense and legal costs in 2004 as well as no allocation of overhead costs to holding costs of the Tonkin Springs project since BacTech Nevada was manager of the project in the 2004 period. In the three months ended March 31, 2003, $25,062 in general and administrative costs were allocated to the cost category "holding costs of Tonkin Springs". Holding costs for the Tonkin Springs property were $290,665 during 2003 while in the 2004 period the project was funded and managed by BacTech Nevada. During the 2004 period, expense of $21,800 was recognized for the Black-Scholes pricing model value of the Meridian Warrants issued in conjunction with the sale of 100,000 Units, while in the 2003 period, stock compensation expense of $290,000 was recognized related to the sale of 1,000,000 shares of common stock to our largest shareholder.

TSLLC, with BacTech Nevada as manager, is evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. BacTech Nevada also commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately two million short tons of oxide and sulfide mineralization per year in a study prepared consistent with Canadian securities laws. The study was completed in May 2004 and BacTech reported that the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development. BacTech Nevada has spent approximately $2,016,965 towards its $12,000,000 Funding Obligation through March 31, 2004.

GRC's unaudited operating loss for the three month periods ended March 31, 2004 and 2003 is $127,622 and $43,070, respectively, of which the Company's share would be approximately $50,049 and $12,060, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A-1 contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

                                     PART II

Item 2.    CHANGES IN SECURITIES.

(c) Effective March 10, 2004, the Company sold 100,000 Units at $0.90 per Unit to a single purchaser, each Unit made up of one share of common stock and one Unit Purchase Warrant. The Company did not use an underwriter or placement agent in this transaction but did pay Meridian Capital Ltd. ("Meridian") a finder's fee of 8.5% of the monies raised, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants").

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

                                       U.S. GOLD CORPORATION

Dated: August 13, 2004                 By /s/ William W. Reid
                                          ---------------------------------
                                          President and Chairman of the Board

Dated: August 13, 2004                 By /s/ William F. Pass
                                          --------------------------------------
                                          William F. Pass, Vice President and
                                          Chief Financial Officer