Form 10QSB
period 2004-06-30
U S GOLD CORP
filed 2004-08-13
CIK 314203

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004
                                       or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                             Outstanding as of August 14, 2004
Common Stock, $0.10 par value                          20,457,176

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                              U.S. GOLD CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at June 30, 2004              3

          Consolidated Statements of Operations
          (unaudited) for the three and six months ended
          June 30, 2004 and 2003                                               4

          Consolidated Statements of Cash Flows (unaudited) for the
          six months ended June 30, 2004 and 2003                              5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis or Plan of Operation           10

Item 3.   Controls and Procedures                                             14


Part II - OTHER INFORMATION

Item 2.   Changes in Securities                                               14

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)


ASSETS
Current assets:
 Cash and cash equivalents                                         $    205,666
 Purchase contract receivable                                           726,183
 Other current assets                                                     3,071
                                                                   ------------
  Total current assets                                                  934,920

Property and equipment, net                                               5,247
Investment in Tonkin Springs LLC                                        880,840
Investment in affiliate-GRC                                                  --
Other assets                                                                704
                                                                   ------------
                                                                        886,791
                                                                   ------------
  TOTAL ASSETS                                                     $  1,821,711
                                                                   ============
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $     29,817
 Accrued salaries, related parties                                       81,271
                                                                   ------------
    Total current liabilities                                           111,088
                                                                   ------------
Related party payables, long-term                                       510,449
                                                                   ------------
  Total liabilities
                                                                        621,537
                                                                   ------------
Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 20,457,176 shares issued and outstanding               2,045,717
 Additional paid-in capital                                          33,726,307
 Accumulated (deficit)                                              (34,571,850)
                                                                   ------------
    Total shareholders' equity                                        1,200,174
                                                                   ------------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $  1,821,711
                                                                   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                         U.S. GOLD CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                     Three Month Period Ended             Six Month Period Ended
                                                                  June 30, 2004    June 30, 2003      June 30, 2004    June 30, 2003
                                                                  -------------    -------------      -------------    -------------
                                                                                     (Restated)                          (Restated)

OTHER REVENUES:
Interest income                                                     $  10,785         $   3,369         $  21,409         $   3,383
Gain on sale of assets                                                     --                --                --             4,000
                                                                    ---------         ---------         ---------         ---------
  Total revenues                                                       10,785             3,369            21,409             7,383
                                                                    ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
 General and administrative                                           178,508            57,372           397,473           144,064
 Holding costs of Tonkin Springs
   property                                                                --           121,416                --           412,081
 Stock compensation expense                                            21,429                --            43,229           290,000
 Interest                                                                 831               268             1,307               658
 Accretion of asset retirement obligation
   of SFAS 143                                                             --            24,013                --            47,481
 Depreciation                                                             858             7,370             3,098            10,193
                                                                    ---------         ---------         ---------         ---------
  Total costs and expenses                                            201,626           210,439           445,107           904,477

(Loss) before income taxes and
 cumulative effect of accounting change                              (190,841)         (207,070)         (423,698)         (897,094)
                                                                    ---------         ---------         ---------         ---------
Provision for income taxes                                                 --                --                --                --
                                                                    ---------         ---------         ---------         ---------
(Loss) before cumulative effect of
  accounting change
Accounting change: cumulative effect:                                (190,841)         (207,070)         (423,698)         (897,094)
  gain on implementation of SFAS 143                                       --                --                --           404,000
                                                                    ---------         ---------         ---------         ---------
Net (loss)                                                          $(190,841)        $(207,070)        $(423,698)        $(493,094)
                                                                    =========         =========         =========         =========
Basic and diluted per share data:
(Loss) before cumulative effect of
   accounting change:
     Basic                                                          $   (0.01)        $   (0.01)        $   (0.02)        $   (0.05)
                                                                    =========         =========         =========         =========
     Diluted                                                        $   (0.01)        $   (0.01)        $   (0.02)        $   (0.05)
                                                                    =========         =========         =========         =========
Cumulative effect of accounting change
    Basic                                                                  --                --                --         $    0.02
                                                                    =========         =========         =========         =========
    Diluted                                                                --                --                --         $    0.02
                                                                    =========         =========         =========         =========
Net (loss)
    Basic                                                           $   (0.01)        $   (0.01)        $   (0.02)        $   (0.03)
                                                                    =========         =========         =========         =========
    Diluted                                                         $   (0.01)        $   (0.01)        $   (0.02)        $   (0.03)
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

                                                         U.S. GOLD CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                    For the six         For the six
                                                                                                    Months ended        Months ended
                                                                                                      June 30,            June 30,
                                                                                                        2004                2003
                                                                                                    ------------        ------------
                                                                                                                         (Restated)
Cash flows from operating activities:
 Cash paid to suppliers and employees                                                                $(365,156)           $(632,225)
 Interest received                                                                                          --                3,383
 Interest paid                                                                                          (1,307)                (658)
 Income taxes paid                                                                                          --                   --
                                                                                                     ---------            ---------
 Cash (used in) operating activities                                                                  (366,463)            (629,500)
                                                                                                     ---------            ---------

Cash flows from investing activities:
BacTech option payment                                                                                      --              250,000
Decrease in restrictive time deposits for reclamation bond                                                  --               42,449
Sale of assets                                                                                              --                4,000
                                                                                                     ---------            ---------
 Cash provided by investing activities                                                                      --              296,449
                                                                                                     ---------            ---------

Cash flows from financing activities:
Sale of common stock for cash                                                                          374,492              450,000
Purchase of treasury stock                                                                                (355)                  --
Advance to GRC                                                                                              --              (30,000)
Payments on installment purchase contracts                                                                  --               (6,366)
                                                                                                     ---------            ---------
 Cash provided by financing activities                                                                 374,137              413,634
                                                                                                     ---------            ---------

Increase in cash and cash equivalents                                                                    7,674               80,583
Cash and cash equivalents, beginning of period                                                         197,992                4,437
                                                                                                     ---------            ---------
Cash and cash equivalents, end of period                                                             $ 205,666            $  85,020
                                                                                                     =========            =========


Reconciliation of net loss to cash (used in) operating activities:
 Net (loss)
 Items not requiring cash:                                                                           $(423,698)           $(493,094)
  Interest income
  Stock compensation expense                                                                           (21,409)                  --
  Accretion of asset retirement obligation - SFAS 143                                                   43,229              290,000
  Cumulative-effect: gain on implementation of SFAS 143                                                     --               47,481
  Depreciation                                                                                              --             (404,000)
  (Increase) decrease in other assets related to operations                                              3,097               10,193
  Increase (decrease) in liabilities related to operations                                               5,563               (4,358)
                                                                                                        26,755              (75,722)
                                                                                                     ---------            ---------
Cash (used in) operating activities                                                                  $(366,463)           $(629,500)
                                                                                                     =========            =========


              The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

Certain adjustments have been made in the financial statements for June 30, 2003 to conform to accounting and financial statement presentation for the period ended June 30, 2004. The changes had no effect on Net (loss) for the quarter ended June 30, 2003.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. However, the results of operations for the interim period may not be indicative of results expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB/A-1 as of and for the year ended December 31, 2003.

PER SHARE AMOUNTS: Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (19,667,277 and 19,613,525 for the three and six month periods ended June 30, 2004 and 17,453,533 and 17,209,089 for the corresponding periods of 2003). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 2004 and 2003, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.   TONKIN SPRINGS PROJECT

As of June 30, 2004, the Company owns 45% of Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003. BacTech is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. In conjunction with the permitting process, TSLLC has determined that the project will require an Environmental Impact Statement ("EIS") which

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


involves certain statutory evaluations by the federal Bureau of Land Management ("BLM") and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application evaluations. These permits could take approximately a year to be issued. The permit amendments are for a staged operation lasting up to 10 years. BacTech Nevada commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately 2 million short tons of oxide and sulfide mineralization per year and the study was prepared consistent with National Instrument 43-101 of the Canadian Securities Administration. The study was completed in May 2004 and BacTech Nevada has reported that the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 of which $1,000,000 was paid during 2003 and the remaining $750,000 is to be paid in 12 consecutive monthly payments of $62,500 commencing on or before July 31, 2004. The July 2004 BacTech Nevada payment of $62,500 has received by the Company. As of June 30, 2004, the Company had accrued interest of $38,767 related to the present value of the remaining BacTech Nevada purchase price obligation payments. BacTech Nevada is also required to pay 100% of the funding required by TSLLC up to $12 million (the "Funding Obligation"). Through June 30, 2004, BacTech Nevada has spent approximately $2,758,946 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

At June 30, 2004, TSLLC, on a 100% basis, had total assets of $6,731,280, liabilities of $1,585,434 and equity of $5,145,846. The Company's equity account is $5,465,907 and BacTech's is $(320,061). For the six months ended June 30, 2004, BacTech reports that total expenses of TSLLC were $1,536,944 which included $51,631 in accretion expense related to asset retirement obligation, with the remainder of $1,485,313x reflecting property holding, amortization and evaluation costs. Since BacTech is funding all costs until it has funded its $12 million Funding Obligation, BacTech's members' equity account is credited for its funding and charged for 100% of the results of operations as provided in the TSLLC agreements.

Bonding of reclamation as required under various Nevada agencies and the BLM is the responsibility of TSLLC under the terms of the Tonkin Springs LLC Operating Agreement. The estimate of reclamation costs, as approved by these agencies, is currently $1,810,377. As of June 30, 2004, TSLLC had bonds posted in the aggregate amount of approximately $1,823,952 with the required governmental agencies secured by a restricted cash time deposit related to the estimate of reclamation costs.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of June 30, 2004, reflecting the adoption of SFAS 143, is $1,245,139. The Company reflects its 45% share of this obligation, $560,313, in its investment balance for TSLLC. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties. The Company adopted SFAS 143 effective January 1, 2003 and related thereto, the Company recorded a cumulative-effect gain to operations of $404,000. This reflected the reversal of prior period expense related to reclamation cost accruals, and reduced in part by amortization of capitalized reclamation amounts based upon units of production in prior years.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



During 2003 and through the date of the sale of 55% interest in TSLLC to BacTech, the Company recorded an expense for accretion and an increase in the obligation for asset retirement by $56,583, to recognize the accretion of reclamation liability at an 8.5% annual factor through July 31, 2003.

The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC:

     Asset retirement and reclamation liability-1/1/2004              $1,193,508
     Accretion of liability at assumed 8.5% annual rate                   51,631
                                                                      ----------
          Asset retirement and reclamation liability-6/30/04          $1,245,139
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

3.   SHAREHOLDERS' EQUITY

During the six months ended June 30, 2004, the Company made certain sales of equity to address our cash requirements.

Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to assist the Company in seeking qualified equity investment through the sale of Units. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $72,350 through the sale of 100,000 Units. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units plus $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). No value was assigned to the Unit Purchase Warrants since the exercise price of those warrants were above the market price of the common stock at the date of the closing of the transaction. A value of $21,800 was assigned to the Meridian Warrants based on the Black-Scholes pricing model and was recorded as finance fees in the first quarter of 2004.

In June 2004, the Company sold 400,000 Units, with each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.50 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. The offering netted $195,000. An independent director of the Company was paid a success fee of $5,000 related to one of these private placement sales of stock. Also during June 2004, warrants to exercise 428,572 shares at exercise price of $0.30 per share were exercised at a reduced price of $0.25 per share for total proceeds of $107,142. The Company agreed to the reduced exercise price to induce the holder to exercise the warrants and recognized stock issuance expense of $21,429 for the reduction of the exercise price of these warrants. The Company may continue efforts to raise additional funds through the sale of equity securities to supplement our existing cash.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


During the six months ended June 30, 2004, options to purchase a total of 340,000 shares at an exercise price of $0.16 per share were exercised. In connection with those transactions, 34,286 option shares were surrendered and cancelled under a cashless exercise to fund the exercise price of 150,000 of the option shares and accrued directors fees were reduced for exercise of 190,000 additional option shares. Options to purchase 375,550 shares at exercise price of $0.16 per share expired by their terms on January 20, 2004.

4.   RELATED PARTY TRANSACTIONS-GOLD RESOURCE CORPORATION

As of June 30, 2004, the Company owns 1,955,676 shares (approximately 36.5%) of the common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation. Through its stock ownership in GRC the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating a gold/silver property in Mexico. During the period ended June 30, 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. This advance was repaid September 16, 2003. William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, in aggregate own approximately 26.4% of GRC as of June 30, 2004.

The shares of GRC are not currently publicly traded. The shares of GRC were assessed by the Company to have indeterminable market value and the investment was therefore recorded at zero basis. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

GRC is exploring its "El Aguila" property located in the historic Totolapan mining district in the state of Oaxaca, Mexico, subject to an exploration funding agreement with Canyon Resources Corporation ("Canyon"), whereby Canyon can earn a 50% interest in the El Aguila property for funding $3.5 million in exploration and development costs at the property. Canyon has funded $500,000 to date. GRC commissioned a scoping study by an independent engineering firm on the El Aguila project in order to estimate capital and operating costs of a theoretical 750 tonne per day open pit mining and milling operation. The scoping study was intended to provide information to define the minimum resource level required in order for GRC to be able to make a production decision. The theoretical scoping study was completed in July 2004 and indicated positive economics. A preliminary resource study based upon limited exploration drilling (3,900 meters in 69 drill holes) indicated mineralized material at a 1 gram gold/tonne cut-off, in a shallow, massive quartz body, at 108,500 ounces of gold and 1,368,000 ounces of silver. Additional drilling will be required to potentially increase the mineralized material prior to any production decision being made by GRC. Capital costs were projected at approximately $11 million and cash operating costs were projected at $107/ounce gold based upon processing mineralization of 7.43 grams/tonne gold (cut-off 2.5 grams) and 63 grams/tonne silver. With the completion of the scoping study Canyon will have until August 31, 2004 to commit to funding the remaining $3 million to earn a 50% interest in the El Aguila project, or alternatively, convert their Phase I and Phase II drilling program funding of $500,000 into 600,000 shares of GRC stock.

At June 30, 2004, GRC has reported on an unaudited basis that it has assets of $41,813, total liabilities and deferred credit of $837,568, and shareholders' (deficit) of $795,755. The deferred credit of $500,000 is anticipated to be classified into shareholders' equity upon the Canyon decision to be made by August 31, 2004, as discussed above. For the six months ended June 30, 2004, GRC has reported a loss of $292,086 made up of $120,345 in mineral property exploration and evaluation, including Canyon funding noted above, $5,235 in property acquisition, maintenance and related costs, and $166,605 in general and administrative costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis covers the financial condition of U.S. Gold Corporation and its subsidiaries ("we" or the "Company") at June 30, 2004, changes in our financial condition since fiscal year end December 31, 2003, and a comparison of our results of operations for the three and six months ended June 30, 2004 to the same period of the prior year. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB/A-1 for the year ended December 31, 2003.

The Company participates in two mining properties through a 45% interest in the Tonkin Springs gold property in Eureka County, Nevada, and through an approximate 36.5% equity interest in Gold Resource Corporation ("GRC") which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico. The Tonkin Springs property is operated by BacTech Nevada in its capacity as manager of the Tonkin Springs LLC ("TSLLC") where BacTech is evaluating placing the property back into production. The El Aguila property is operated by GRC which is involved in the exploration and evaluation of that property. Both of these projects are currently in the development or exploration stage so we currently have no revenue from operations. We are dependent on funding from third parties and development of these properties to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had working capital of $823,832 made up of current assets of $934,920, and current liabilities of $111,088. Based on our existing capital needs, the cash available at June 30, 2004, and expected payments from BacTech Nevada, we believe that we have sufficient working capital to carry us through June 30, 2005. However, we will require additional capital in the future.

The Company has no source of anticipated working capital other than payments from BacTech Nevada under the 2003 Purchase Agreement. BacTech Nevada has committed to pay us the balance of the $750,000 purchase price for its interest in the TSLLC in 12 consecutive installments of $62,500 commencing July 31, 2004, of which the July 2004 payment has been received. In addition, BacTech Nevada has committed to fund development of the property up to at least $12 million so long as it retains its interest in TSLLC. While we expect BacTech Nevada to continue to honor its funding obligations and to make those payments, there is no assurance that it will do so.

During the six months ended June 30, 2004, the Company made various sales of equity to address our cash requirements. During the first quarter of 2004, we sold 100,000 Units, each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.90 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. During the second quarter of 2004, we sold 400,000 Units, with each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.50 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. These offerings netted us $267,350 after payment of expenses and fees. Also during the second quarter of 2004, warrants to exercise 428,572 shares at exercise price of $0.30/share were exercised at a reduced price of $0.25/share for total proceeds of $107,142. The Company recorded a stock issuance expense of $21,429 for the reduction of the exercise price of these warrants. We may continue efforts to raise additional funds through the sale of equity securities to supplement our existing cash.

Net cash used by operations decreased to $(366,463) for the six months ended June 30, 2004 from $(629,500) for the corresponding period in 2003, reflecting in the 2003 period $186,468 of costs of the Tonkin Springs project paid by the Company while during the 2004 period, funding Tonkin Springs was the responsibility of BacTech Nevada. Cash paid to suppliers and employees decreased to $365,156 during the 2004 period from $632,225 during the 2003 period, primarily reflecting payment during 2004 of $66,221 of prior years accrued directors fees and deferred salaries, and the $186,468 holding costs of Tonkin Springs during the 2003. Cash flows from investing activities was none for 2004 compared to $296,449 in 2003 primarily reflecting during the 2003 period the payment of $250,000 for the BacTech option and a decrease in restrictive time deposits for reclamation bond at Tonkin Springs. Cash flow from financing activities decreased to $374,137 in 2004 from $413,634 in 2003 primarily reflecting lower amounts of net proceeds from the sale of common stock in 2004 compared to 2003.

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

For the six months ended June 30, 2004, the Company recorded a net loss of $(423,698), or $(.02) per share, compared to a loss for the corresponding period of 2003 of $(493,094) or $(.03) per share. Interest income related to the BacTech Nevada purchase price payment obligations were $21,409 in 2004 compared to $3,383 of other interest income in 2003. General and administrative expense increased $253,409 in 2004 to $397,473, reflecting a small increase in salary expense and legal costs in 2004 as well as no allocation of overhead costs to holding costs of the Tonkin Springs project since BacTech Nevada was manager of the project in the 2004 period. In the six months ended June 30, 2003, $220,613 in general and administrative costs were allocated to the cost category "holding costs of Tonkin Springs". Holding costs for the Tonkin Springs property were $412,081 during 2003 while in the 2004 period the project was funded and managed by BacTech Nevada. During the 2004 period, stock compensation expense of $21,800 was recognized for the Black-Scholes pricing model value of the Meridian Warrants issued in conjunction with the sale of 100,000 Units and $21,429 in similar expense was recognized as expense for the reduction of the exercise price of warrants to purchase 428,572 shares, while in the 2003 period, stock compensation expense of $290,000 was recognized related to the sale of 1,000,000 shares of common stock to our largest shareholder. In the 2003 period, a gain on the January 1, 2003 implementation of SFAS 143 reflecting an accounting change of $404,000 was recognized.

For the three months ended June 30, 2004, the Company recorded a net loss of $(190,841), or $(.01) per share, compared to a loss for the corresponding period of 2003 of $(207,070) or $(.01) per share. Interest income related to the BacTech Nevada purchase price payment obligations were $10,785 in three months ended June 30, 2004 compared to $3,369 of other interest income in the corresponding period of 2003. General and administrative expense increased $121,136 in 2004 to $178,505, reflecting a small increase in salary expense and legal costs in 2004 as well as no allocation of overhead costs to holding costs of the Tonkin Springs project since BacTech Nevada was manager of the project in the 2004 period. In the three months ended June 30, 2003, $109,331 in general and administrative costs were allocated to the cost category "holding costs of Tonkin Springs". Holding costs for the Tonkin Springs property were $121,416 during 2003 while in the 2004 period the project was funded and managed by BacTech Nevada. During the 2004 period, expense of $21,429 was recognized as expense for the reduction of the exercise price of warrants to purchase 428,572 shares.

TSLLC, with BacTech Nevada as manager, is evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. These permits could take approximately a year to be issued. In conjunction with the permitting process, TSLLC has determined that the project will require an Environmental Impact Statement ("EIS") which involves certain statutory evaluations by the federal Bureau of Land Management ("BLM") and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application evaluations. The permit amendments are for a staged operation lasting up to 10 years. TSLLC is proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. BacTech Nevada also commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately two million short tons of oxide and sulfide mineralization per year in a study prepared consistent with Canadian securities laws. The study was completed in May 2004 and BacTech reported that the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development. BacTech Nevada has spent approximately $2,758,946 towards its $12,000,000 Funding Obligation through June 30, 2004.

GRC's unaudited operating loss for the six month periods ended June 30, 2004 and 2003 is $(292,086) and $(90,463), respectively, of which the Company's share would be approximately $(111,007) and $(24,678), respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

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

ITEM 3.  CONTROLS AND PROCEDURES

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

ITEM 2.   CHANGES IN SECURITIES.

Effective March 10, 2004, the Company sold 100,000 Units at $0.90 per Unit to a single accredited individual, each Unit made up of one share of common stock and one Unit Purchase Warrant. The Company did not use an underwriter or placement agent in this transaction but did pay Meridian Capital Ltd. ("Meridian") a finder's fee of 8.5% of the monies raised, $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). The common stock issued with the Units and the common shares reserved for exercise of the Unit Purchase Warrants and Meridian Warrants have not been registered under the 1933 Act and are restricted securities. The Company has agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of common stock issued with the Units and common stock issuable upon exercise of the Unit Purchase Warrants and the Meridian Warrants, and to maintain the effectiveness of such registration statement for up to 2 years.

During June 2004, the Company sold an aggregate 400,000 Units to two accredited purchasers, with each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.50 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. The offering netted us $195,000. An independent director of the Company was paid a success fee of $5,000 related one of these private placement sales of stock. The common stock issued with these Units and the common shares reserved for exercise of the Unit Purchase Warrants have not been registered under the 1933 Act and are restricted securities. The Company has agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of common stock issued with the Units and common stock issuable upon exercise of the Unit Purchase Warrants, and to maintain the effectiveness of such registration statement for up to 2 years.

Also during June 2004, warrants to exercise 428,572 shares at exercise price of $0.30/share were exercised by a single purchaser at a price of $0.25/share for total proceeds of $107,143. The Company agreed to reduce the exercise price by $0.05/share to $0.25/share to induce the holder to exercise the warrants and the Company recognized stock issuance expense of $21,429 for the reduction of the exercise price of these warrants.

The Company believes that the issuance of its securities in the above transactions were exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Act. All purchasers are "Accredited Investors" as that term is defined in Regulation D All purchasers had access to information that enabled them to evaluate the risks and merits to an investment in the Company including access to reports filed by the Company with the Securities and Exchange Commission. The Company did not undertake any public solicitation related to these transactions and all certificates were issued with a restricted legend.

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

b.   Reports on Form 8-K.

On May 5, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported a press release by BacTech Mining Corporation concerning a third party feasibility study on the Tonkin Springs mine.

On May 14, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported the results of a underground sampling program carried out by its 36% owned affiliate, Gold Resource Corporation, in Mexico.

On June 16, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which updated a press release by BacTech Mining Corporation concerning BacTech's planned exploration program at the Tonkin Springs mine.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. GOLD CORPORATION

Dated: August 13, 2004              By /s/ William W. Reid
                                       -----------------------------------------
                                       William W. Reid, President and
                                       Chairman of the Board

Dated: August 13, 2004              By /s/ William F. Pass
                                       -----------------------------------------
                                       William F. Pass, Vice President and
                                       Chief Financial Officer