Form 10QSB
period 2004-09-30
U S GOLD CORP
filed 2004-11-12
CIK 314203

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding as of November 12, 2004
            -----                            -----------------------------------

Common Stock, $0.10 par value                          20,457,176

                              U.S. GOLD CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at September 30, 2004         3

         Consolidated Statements of Operations (unaudited) for the
          three and nine months ended September 30, 2004 and 2003             4

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended September 30, 2004 and 2003                        5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Controls and Procedures                                             14


Part II - OTHER INFORMATION

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16




The descriptions in this report of any agreement or other document are qualified in their entirety by reference to the agreement or document as a whole. Copies of these documents are filed as exhibits to, or incorporated by reference into, this report.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                         $     97,788
 Purchase contract receivable                                           548,692
 Other current assets                                                     1,769
                                                                   ------------
  Total current assets                                                  648,249
                                                                   ------------

Property and equipment, net                                               3,960
Investment in Tonkin Springs LLC                                        880,840
Investment in affiliate-GRC                                                   -
Other assets                                                                703
                                                                   ------------
                                                                        885,503
                                                                   ------------
  TOTAL ASSETS                                                     $  1,533,752
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $     25,163
                                                                   ------------
    Total current liabilities                                            25,163
                                                                   ------------

Related party payables, long-term                                       510,449
                                                                   ------------
  Total liabilities                                                     535,612
                                                                   ------------

Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 20,457,176 shares issued and outstanding               2,045,717
 Additional paid-in capital                                          33,726,307
 Accumulated (deficit)                                              (34,773,884)
                                                                   ------------
    Total shareholders' equity                                          998,140
                                                                   ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $  1,533,752
                                                                   ============










       The accompanying notes are an integral part of these consolidated financial statements.



                                              U.S. GOLD CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                     Three Month Period Ended             Nine Month Period Ended
                                                                          September  30,                       September 30,
                                                                    2004        2003 (Restated)          2004        2003 (Restated)
                                                                    ----        ---------------          ----        ---------------
OTHER REVENUES:
 Gain on sale of TSLLC interest to
  BacTech Nevada                                                $         -        $   601,924       $         -        $   601,924
 Interest income                                                     10,009             13,376            31,418             16,758
 Gain on sale of assets                                                   -                  -                 -              4,000
                                                                -----------        -----------       -----------        -----------
  Total revenues                                                     10,009            615,300            31,418            622,682
                                                                -----------        -----------       -----------        -----------

COSTS AND EXPENSES:
 General and administrative                                         210,629            196,505           608,102            340,569
 Holding costs of Tonkin Springs
   property                                                               -             30,970                 -            449,718
 Stock compensation expense                                               -                  -            43,229            290,000
 Realization reserve-GRC stock                                            -            363,165                 -            363,165
 Interest                                                               128                370             1,435              1,028
 Accretion of asset retirement
  obligation-SFAS 143                                                     -              9,102                 -             56,583
 Depreciation                                                         1,286              4,037             4,384              7,563
                                                                -----------        -----------       -----------        -----------
  Total costs and expenses                                          212,043            604,149           657,150          1,508,626
                                                                -----------        -----------       -----------        -----------

Income (loss) before income taxes and
  cumulative effect of accounting change                           (202,034)            11,151          (625,732)          (885,944)
                                                                -----------        -----------       -----------        -----------
Provision for income taxes                                                -                  -                 -                  -
                                                                -----------        -----------       -----------        -----------
Income (loss) before cumulative effect                             (202,034)            11,151          (625,732)          (885,944)
                                                                -----------        -----------       -----------        -----------
Accounting change: cumulative effect:
  gain on implementation of SFAS 143                                      -                  -                 -            404,000
                                                                -----------        -----------       -----------        -----------

Net income (loss)                                               $  (202,034)       $    11,151       $  (625,732)       $  (481,944)
                                                                ===========        ===========       ===========        ===========
Basic and diluted per share data:
Income (loss) before cumulative effect of
    accounting change:
         Basic                                                  $     (0.01)       $      0.00       $     (0.03)       $     (0.05)
                                                                ===========        ===========       ===========        ===========
         Diluted                                                $     (0.01)       $      0.00       $     (0.03)       $     (0.05)
                                                                ===========        ===========       ===========        ===========
Cumulative effect of accounting change
        Basic                                                   $      0.00        $      0.00       $      0.00        $      0.02
                                                                ===========        ===========       ===========        ===========
        Diluted                                                 $      0.00        $      0.00       $      0.00        $      0.02
                                                                ===========        ===========       ===========        ===========
Net income (loss)
        Basic                                                   $     (0.01)       $      0.00       $     (0.03)       $     (0.03)
                                                                ===========        ===========       ===========        ===========
        Diluted                                                 $     (0.01)       $      0.00       $     (0.03)       $     (0.03)
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




                                                  U.S. GOLD CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                   Nine Month Period    Nine Month Period
                                                                                         Ended                Ended
                                                                                     September 30,        September 30,
                                                                                          2004           2003 (Restated)
                                                                                   ------------------    ----------------
Cash flows from operating activities:
 Cash paid to suppliers and employees                                                  $(660,406)           $(787,537)
 Interest received                                                                             -                3,942
 Interest paid                                                                            (1,435)              (1,028)
 Income taxes paid                                                                             -                    -
                                                                                       ---------            ---------
 Cash (used in) operating activities                                                    (661,841)            (784,623)
                                                                                       ---------            ---------

Cash flows from investing activities:
 BacTech Nevada purchase price payments                                                  187,500              400,000
 Sale of assets                                                                                -                4,000
                                                                                       ---------            ---------
 Cash provided by investing activities                                                   187,500              404,000
                                                                                       ---------            ---------

Cash flows from financing activities:
 Sale of common stock for cash                                                           374,492              450,000
 Purchase of treasury stock                                                                 (355)                   -
 Advance to GRC                                                                                -              (30,000)
 Repayment of advance from GRC                                                                 -               30,000
 Payments on installment purchase contracts                                                    -               (8,165)
                                                                                       ---------            ---------
 Cash provided by financing activities                                                   374,137              441,835
                                                                                       ---------            ---------

Increase (decrease) in cash and cash equivalents                                        (100,204)              61,212
Cash and cash equivalents, beginning of period                                           197,992                4,437
                                                                                       ---------            ---------
Cash and cash equivalents, end of period                                               $  97,788            $  65,649
                                                                                       =========            =========

Reconciliation of net (loss) to cash (used in) operating activities:
 Net (loss)
 Items not requiring cash:                                                             $(625,732)           $(481,944)
  Interest income
  Stock compensation expense                                                             (31,418)             (12,817)
  Realization reserve-GRC stock                                                           43,229              290,000
  Gain on sale of interest to BacTech                                                          -              363,165
  Accretion of asset retirement obligation - SFAS 143                                          -             (601,924)
  Cumulative-effect: gain on implementation of SFAS 143                                        -               56,583
  Depreciation                                                                                 -             (404,000)
  (Increase) decrease in other assets related to operations                                4,384                7,563
  Increase (decrease) in liabilities related to operations                                 6,867               38,415
                                                                                         (59,171)             (39,664)
                                                                                       ---------            ---------
Cash (used in) operating activities                                                    $(661,841)           $(784,623)
                                                                                       =========            =========


            The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

Certain adjustments have been made in the financial statements for September 30, 2003 to conform to accounting and financial statement presentation for the period ended September 30, 2004. The changes had no effect on Net income for the quarter ended September 30, 2003 or the Net (loss) for the nine months ended September 30, 2003.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB/A as of and for the year ended December 31, 2003.

Per Share Amounts: Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (20,457,526 and 19,887,255 for the three and nine month periods ended September 30, 2004 and 17,468,463 and 17,402,910 for the corresponding periods of 2003). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of September 30, 2004 and 2003, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

2.   TONKIN SPRINGS PROJECT

As of September 30, 2004, the Company owns 45% of Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM-TSX.V). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003. BacTech is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. In conjunction with the permitting process, TSLLC has determined the project will require an Environmental Impact Statement ("EIS") which involves certain statutory evaluations by the federal Bureau of Land Management ("BLM") and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


evaluations. The permit amendments are for a staged operation lasting up to 10 years. BacTech Nevada commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately 2 million short tons of oxide and sulfide mineralization per year and the study was prepared consistent with National Instrument 43-101 of the Canadian Securities Administration. The study was completed in May 2004 and BacTech Nevada reported that the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development. BacTech Nevada reported that they are continuing to optimize the planned project based on ongoing metallurgical and other testing and as a result the specific production and cost targets of the Micon Report may change and that such changes would be incorporated into the current permitting process. The permitting process could take approximately a year for permits for operations to be issued. BacTech also announced, in light of new discoveries by others on properties on trend with Tonkin Springs, that the exploration plans of step-out and infill drilling around known mineralization at Tonkin Springs would be modified to include deeper drilling to investigate Lower Plate geology.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 of which $1,000,000 was paid during 2003 with the remaining $750,000 to be paid in 12 consecutive monthly payments of $62,500 commencing July 31, 2004. BacTech Nevada has made monthly payments totaling $250,000 through October 31, 2004. As of September 30, 2004, the purchase price receivable from BacTech Nevada of $548,692 includes accrued interest of $57,785 related to the initial present value of the BacTech Nevada purchase price payment obligations. BacTech Nevada is also required to pay 100% of the funding required by TSLLC up to $12 million (the "Funding Obligation"). Through September 30, 2004, BacTech Nevada has spent approximately $3,609,343 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

At September 30, 2004, TSLLC, on a 100% basis, had total assets of $6,901,567, liabilities and obligations of $2,027,620 and equity of $4,873,947. The Company's equity account is $5,465,907 and BacTech's is $(591,960). For the nine months ended September 30, 2004, BacTech reports that total expenses of TSLLC were $2,460,182 which included $78,278 in accretion expense related to asset retirement obligation, and $2,381,904 reflecting property holding, amortization and evaluation costs. Since BacTech is funding all costs until it has funded its $12 million Funding Obligation, BacTech's members' equity account is credited for its funding and charged for 100% of the results of operations as provided in the TSLLC agreements.

Bonding of reclamation as required under various Nevada agencies and the BLM is the responsibility of TSLLC under the terms of the Tonkin Springs LLC Operating Agreement and is to be funded by BacTech Nevada and credited to their Funding Obligation. On September 30, 2004, BacTech Nevada filed on behalf of TSLLC an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs which also includes additional regulatory requirements since the last reclamation plan submission. Reclamation cost estimates to the BLM are required to be updated at approximate three year intervals and the revised estimate noted above was such a periodic update. The prior corresponding estimate of reclamation costs filed with the BLM was $1,737,866. As of September 30, 2004, TSLLC had bonds posted, including the BLM reclamation bond, in the aggregate amount of approximately $1,823,323 with the required governmental agencies secured by a restricted cash time deposit related to the estimate of reclamation costs. It is anticipated that related to governmental agency review of this revised estimate of reclamation cost, the required bonding amount could be increased by approximately $1,120,000.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of September 30, 2004, reflecting the adoption of SFAS 143 and the 2004 updated estimate of reclamation cost noted above, is $1,446,019 . The Company reflects its 45% share of this obligation, $650,709, in its investment balance for TSLLC. These amounts may be revised upon regulatory review of the updated reclamation cost estimate developed for regulatory purposes. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties. The Company adopted SFAS 143 effective January 1, 2003 and related thereto, the Company recorded a cumulative-effect gain to operations of $404,000. This reflected the reversal of prior period expense related to reclamation cost accruals, and reduced in part by amortization of capitalized reclamation amounts based upon units of production in prior years.

During 2003 and through the date of the sale of 55% interest in TSLLC to BacTech, the Company recorded an expense for accretion and an increase in the obligation for asset retirement by $56,583, to recognize the accretion of reclamation liability at an 8.5% annual factor through July 31, 2003.

The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC:

     Asset retirement and reclamation liability-1/1/2004             $1,193,508
       Increase in asset retirement and reclamation
         liability estimate                                             174,233
       Accretion of liability at assumed 8.5% annual rate                78,278
                                                                     ----------
     Asset retirement and reclamation liability-9/30/04              $1,446,019
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


3.   SHAREHOLDERS' EQUITY

During the nine month period ended September 30, 2004, the Company made certain sales of equity to address our cash requirements.

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

In June 2004, the Company sold 400,000 Units, with each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.50 per Unit. These

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. The offering netted $195,000. An independent director of the Company was paid a success fee of $5,000 related to one of these private placement sales of stock. Also during June 2004, warrants to exercise 428,572 shares at exercise price of $0.30 per share were exercised at a reduced price of $0.25 per share for total proceeds of $107,142. The Company agreed to the reduced exercise price to induce the holder to exercise the warrants and recognized stock compensation expense of $21,429 for the reduction of the exercise price of these warrants. The Company may continue efforts to raise additional funds through the sale of equity securities to supplement our existing cash.

During the nine months ended September 30, 2004, options to purchase a total of 340,000 shares at an exercise price of $0.16 per share were exercised. In connection with those transactions, 34,286 option shares were surrendered and cancelled under a cashless exercise to fund the exercise price of 150,000 of the option shares and accrued directors fees were reduced for exercise of 190,000 additional option shares. Options to purchase 375,550 shares at exercise price of $0.16 per share expired by their terms on January 20, 2004.


4.   RELATED PARTY TRANSACTIONS-GOLD RESOURCE CORPORATION

As of September 30, 2004, the Company owns 1,955,676 shares (approximately 32.85%) of the common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation which ownership reflects dilution from recent shares issued by GRC. Through its stock ownership in GRC the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating a gold/silver property in Mexico. During the period ended September 30, 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. This advance was repaid September 16, 2003. William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, in aggregate own approximately 23.7% of GRC as of September 30, 2004.

The shares of GRC are not currently publicly traded. The shares of GRC were assessed by the Company to have indeterminable market value and the investment was therefore recorded at zero basis. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

GRC is exploring its "El Aguila" property located in the historic Totolapan mining district in the state of Oaxaca, Mexico, which until August 2004 was subject to an exploration funding agreement with Canyon Resources Corporation ("Canyon"). Under that agreement Canyon had the right to earn a 50% interest in the El Aguila property for funding $3.5 million in exploration and development costs at the property, or alternatively, Canyon could receive 600,000 shares of GRC common stock for funding to date of $500,000. GRC commissioned a scoping study by an independent engineering firm on the El Aguila project in order to estimate capital and operating costs of a theoretical 750 tonne per day open pit mining and milling operation. The scoping study was intended to provide information to define the minimum resource level required in order for GRC to be able to make a production decision. After completion of the scoping study Canyon elected to convert their prior funding to GRC of $500,000 into 600,000 shares of GRC stock, representing approximately 10% of GRC as of September 30, 2004. The theoretical scoping study was completed in July 2004 and indicated positive economics. A preliminary resource study based upon limited exploration drilling (3,900 meters in 69 drill holes) indicated mineralized material at a 1 gram gold/tonne cut-off, in a shallow, massive quartz body, at 108,500 ounces of gold and 1,368,000 ounces of silver. Additional drilling will be required to potentially increase the mineralized material prior to any production decision being made by GRC. Capital costs were projected at approximately $11 million and cash operating costs were projected at $107/ounce gold based upon processing mineralization of 7.43 grams/tonne gold (cut-off 2.5 grams) and 63 grams/tonne silver.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


At September 30, 2004, GRC has reported on an unaudited basis that it has assets of $8,630, total liabilities of $353,679, and shareholders' (deficit) of $345,049. For the nine months ended September 30, 2004, GRC has reported a loss of $341,380 made up of $152,883 in mineral property exploration and evaluation, including Canyon funding noted above, $15,241 in property acquisition maintenance and related costs, a $90,000 stock bonus to a consultant of GRC, and $83,347 in general, administrative and other costs. GRC is currently seeking additional funding to proceed with its business plan and protect its assets. Such funding could include sale of equity and/or other corporate or property transactions. There can be no assurance that GRC will be successful in obtaining such additional funding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis covers the financial condition of U.S. Gold Corporation and its subsidiaries ("we" or the "Company") at September 30, 2004, changes in our financial condition since fiscal year end December 31, 2003, and a comparison of our results of operations for the three and nine months ended September 30, 2004 to the same period of the prior year. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

The Company participates in two mining properties through a 45% interest in the Tonkin Springs gold property in Eureka County, Nevada, and through an approximate 32.85% equity interest in Gold Resource Corporation ("GRC") which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico. The Tonkin Springs property is operated by BacTech Nevada in its capacity as manager of the Tonkin Springs LLC ("TSLLC") where BacTech is evaluating placing the property back into production. The El Aguila property is operated by GRC which is involved in the exploration and evaluation of that property. Both of these projects are currently in the development or exploration stage so we currently have no revenue from operations. We are dependent on funding from third parties and development of these properties to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had working capital of $623,086 made up of current assets of $648,249, and current liabilities of $25,163. Based on our existing capital needs, the cash available at September 30, 2004, and expected payments from BacTech Nevada, we believe that we have sufficient working capital to carry us through June 30, 2005. However, we will require additional capital in the future.

The Company has no source of anticipated working capital other than payments from BacTech Nevada under the 2003 Purchase Agreement. BacTech Nevada has committed to pay us the balance of the purchase price for its interest in the TSLLC in monthly installments of $62,500 through May 30, 2005. In addition, BacTech Nevada has committed to fund development of the property up to at least $12 million so long as it retains its interest in TSLLC. While we expect BacTech Nevada to continue to honor its funding obligations and to make those payments, there is no assurance that it will do so.

During the nine months ended September 30, 2004, the Company made various sales of equity to address our cash requirements. During the first quarter of 2004, we sold 100,000 Units, each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.90 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. During the second quarter of 2004, we sold 400,000 Units, with each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.50 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. These offerings netted us $267,350 after payment of expenses and fees. Also during the second quarter of 2004, warrants to exercise 428,572 shares at exercise price of $0.30/share were exercised at a reduced price of $0.25/share for total proceeds of $107,142. The Company recorded a stock issuance expense of $21,429 for the reduction of the exercise price of these warrants. We may continue efforts to raise additional funds through the sale of equity securities to supplement our existing cash.

Net cash used by operations decreased to $(661,841) for the nine months ended September 30, 2004 from $(784,623) for the corresponding period in 2003, reflecting in the 2003 period $449,718 of costs of the Tonkin Springs project paid by the Company while during the 2004 period, funding Tonkin Springs was the responsibility of BacTech Nevada. Cash paid to suppliers and employees decreased to $660,406 during the 2004 period from $787,537 during the 2003 period, primarily reflecting payment during 2004 of $66,221 of prior years accrued directors fees and deferred salaries, and the $449,718 holding costs of Tonkin Springs during the 2003. Cash flows from investing activities was $187,500 for 2004 compared to $404,000 in 2003 primarily reflecting purchase price payment from BacTech in both periods. Cash flow from financing activities decreased to $374,137 in 2004 from $441,835 in 2003 primarily reflecting lower amounts of net proceeds from the sale of common stock in 2004 compared to 2003.

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

For the nine months ended September 30, 2004, the Company recorded a net loss of $(625,732), or $(.03) per share, compared to a loss for the corresponding period of 2003 of $(481,944) or $(.03) per share. Interest income related to the BacTech Nevada purchase price payment obligations were $31,418 in 2004 compared to $16,758 in 2003. General and administrative expense increased $267,533 in 2004 to $608,102, reflecting a small increase in salary expense and legal costs in 2004 as well as no allocation of overhead costs to holding costs of the Tonkin Springs project in the 2004 period since BacTech Nevada was manager of the project. In the nine months ended September 30, 2003, $258,613 in general and administrative costs were allocated to the cost category "holding costs of Tonkin Springs". Holding costs for the Tonkin Springs property were $449,718 during 2003 while in the 2004 period the project was funded and managed by BacTech Nevada. During the 2004 period, stock compensation expense of $21,800 was recognized for the Black-Scholes pricing model value of the Meridian Warrants issued in conjunction with the sale of 100,000 Units and $21,429 in similar expense was recognized as expense for the reduction of the exercise price of warrants to purchase 428,572 shares, while in the 2003 period, stock compensation expense of $290,000 was recognized related to the sale of 1,000,000 shares of common stock to our largest shareholder. The Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC. In the 2003 period, accretion expense of asset retirement obligation under SFAS 143 totaled $56,583 while no similar expense was recognized for 2004 since the Company does not consolidate the accounts of TSLLC subsequent to the sale of 55% interest to BacTech Nevada effective July 31, 2003. In the 2003 period, a gain on the January 1, 2003 implementation of SFAS 143 reflecting an accounting change of $404,000 was recognized.

For the three months ended September 30, 2004, the Company recorded a net loss of $(202,034), or $(.01) per share, compared to net income for the corresponding period of 2003 of $11,151 or $.00 per share. In the 2003 period the Company recognized a gain of $601,924 on the sale of 55% interest in TSLLC to BacTech Nevada which transaction closed July 31, 2003. Interest income related to the BacTech Nevada purchase price payment obligations were $10,009 in three months ended September 30, 2004 compared to $13,376 of other interest income in the corresponding period of 2003. General and administrative expense increased $14,124 in 2004 to $210,629, reflecting a small increase in salary expense and legal costs in 2004 as well as no allocation of overhead costs to holding costs of the Tonkin Springs project since BacTech Nevada was manager of the project in the 2004 period. In the three months ended September 30, 2003, $38,000 in general and administrative costs were allocated to the cost category "Holding costs of Tonkin Springs". Holding costs for the Tonkin Springs property were $30,970 during 2003 (net of certain cost reimbursements by BacTech), while in the 2004 period the project was funded and managed by BacTech Nevada.

TSLLC, with BacTech Nevada as manager, is evaluating the Tonkin Springs property to determine if the property can be put back into production. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. BacTech Nevada reported in September 2004 that they are continuing to optimize the planned project based on ongoing metallurgical and other testing and changes in processes, if any, would be incorporated into the current permitting efforts. Such changes to the planned operations, if any, may impact the time required to secure operating permits. These permits could take approximately a year to be issued. In conjunction with the permitting process, TSLLC has determined that the project will require an Environmental Impact Statement ("EIS") that involves certain statutory evaluations by the federal Bureau of Land Management ("BLM") and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application evaluations. The permit amendments are currently for a staged operation lasting up to 10 years. TSLLC is currently proposing for Tonkin Springs the construction of a new heap leach pad for processing oxide and oxidized sulfide mineralization and to oxidize sulfide mineralization in an engineered bio-oxidation facility that has been designed to contemporary standards. BacTech Nevada commissioned a third party feasibility study for Tonkin Springs by the engineering firm of Micon International Limited ("Micon"), of Toronto, Canada. Micon was retained to determine the feasibility of processing approximately two million short tons of oxide and sulfide mineralization per year in a study prepared consistent with Canadian securities laws. The study was completed in May 2004 and BacTech Nevada reported that the study concluded that the Tonkin Springs gold mine project is a viable project and recommends development. As noted above, in September 2004, BacTech Nevada stated that they are continuing metallurgical and other testing, and, as a result, the specific production and cost targets of the Micon study may change. The project will use traditional open pit mining methods and involve three open pits. The reclamation and closure plans and reclamation bond are designed to fully close the property at the end of the project's life. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. BacTech Nevada has spent approximately $3,609,343 towards its $12,000,000 Funding Obligation through September 30, 2004.

GRC's unaudited operating loss for the nine month periods ended September 30, 2004 and 2003 is $(341,380) and $(281,707), respectively, of which the Company's share would be approximately $(128,403) and $(74,500), respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC is currently seeking additional funding to proceed with its business plan and protect its assets which funding could include sale of equity and/or other corporate or property transactions. There can be no assurance that GRC will be successful in obtaining such additional funding.

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

     o    The price of gold;

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

ITEM 5.  OTHER INFORMATION.

As provided in its Articles of Incorporation, the Company may indemnify officers and directors for discharge of their respective responsibilities to the Company. In furtherance of the indemnification provisions contained in the Articles of Incorporation, effective September 21, 2004, the Company entered into indemnification agreements with each of its executive officers and directors, those persons being William W. Reid, William F. Pass, David C. Reid, John W. Goth, Richard F. Mauro, Richard F. Nanna, Peter Bojtos and Curtis Deane. The form of Indemnification Agreement provides, among other things and subject to certain exclusions, that the Company will indemnify such officers and directors against any and all losses, claims, damages, expenses and liabilities arising our of their service to, and activities on behalf of, the Company, provided that the officer or director acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interest of the Company. The Indemnification Agreements also provide that the Company shall advance expenses to the officer or director upon the request of such individual, subject again to certain exceptions. The form of Indemnification Agreement is included as an exhibit to this report.

Effective September 24, 2004, the Securities and Exchange Commission declared effective a registration statement of the Company covering resale by certain shareholders of 4,203,243 shares of common stock which were sold by the Company during 2002 and through September 30, 2004 including shares issuable upon exercise of related warrants.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits

     10.1* Form of Indemnification Agreement entered into by the Corporation with each of its executive officers and directors effective September 21, 2004.

     31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

     31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

     32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and William F. Pass.

     *    Filed and included in this Form 10-QSB.

b.   Reports on Form 8-K.

On July 14, 2004, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported that its affiliate, Gold Resource Corporation, an affiliate of the Company, received positive results from an independent scoping study on the El Aguila gold/sliver project in Oaxaca, Mexico.

On September 1, 2004, the Company reported on Form 8-K, Item 8.01, Other Events, a news release which reported that Canyon Resources Corporation elected to take 600,000 shares of the common stock of Gold Resource Corporation, an affiliate of the Company, for the $500,000 funding previously provided by Canyon for exploration of Gold Resource's El Aguila gold/silver project in Oaxaca, Mexico.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. GOLD CORPORATION

Dated: November 12, 2004                    By /s/ William W. Reid
                                               ---------------------------------
                                               William W. Reid, President and
                                               Chairman of the Board


Dated: November 12, 2004                    By /s/ William F. Pass
                                               ---------------------------------
                                               William F. Pass, Vice President
                                               and Chief Financial Officer