Form 10KSB
period 2004-12-31
U S GOLD CORP
filed 2005-03-30
CIK 314203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

                          Commission file number 0-9137

                              U.S. GOLD CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                             84-0796160
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2201 Kipling Street, Suite 100, Lakewood, Colorado                      80215
--------------------------------------------------                    ----------
(Address of principal executive office)                               (Zip Code)

                                 (303) 238-1438
                            -------------------------
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:


              None                               N/A
         --------------             ------------------------------------
         Title of class             Name of exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value
                          -----------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year:  $38,750.

The aggregate market value (at the last trade price of $0.39 per share) of the Common Stock of U.S. Gold Corporation held by non-affiliates as of March 24, 2005 was approximately $5,448,406. As of March 24, 2005, there were 20,457,010 shares of Common Stock outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): [  ] Yes   [X] No

                                TABLE OF CONTENTS

PART I

ITEM 1:  DESCRIPTION OF BUSINESS..........................................    1
ITEM 2:  PROPERTIES.......................................................    6
ITEM 3:  LEGAL PROCEEDINGS................................................    8
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    8

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........    8
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS......    9
ITEM 7:  FINANCIAL STATEMENTS.............................................   19
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           FINANCIAL DISCLOSURE...........................................   41
ITEM 8A: CONTROL AND PROCEDURES...........................................   41

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............   41
ITEM 10: EXECUTIVE COMPENSATION...........................................   44
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................   48
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   50

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.................................   51
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................   53

         SIGNATURES.......................................................   54


                             ADDITIONAL INFORMATION

     Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Please see the note under "Item 6. Management's Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

     U.S. Gold Corporation ("we" or the "Company") was organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, by vote of our shareholders, we changed our name from Silver State Mining Corporation to U.S. Gold Corporation. Since our inception, we have been engaged in the exploration for, development of, and the production and sale of gold and silver, as well as other base metals, and have conducted such activities in various western United States and Mexico. We have not had revenues from mining operations since 1990.

     At year end December 31, 2004, we owned an interest in two properties, the Tonkin Springs gold mine in Eureka County, Nevada, and the El Aguila gold and silver property in the State of Oaxaca, Mexico. Our interest in the Tonkin Springs property is owned through Tonkin Springs LLC, a Delaware limited liability company ("TSLLC"), in which our wholly-owned subsidiary Tonkin Springs Venture Limited Partnership ("TSVLP") owns a 44.5% interest and our subsidiary U.S. Environmental Corporation ("USEC") owns a 0.5% interest. TSVLP, in turn, is owned 100% by two of our wholly-owned subsidiaries, Tonkin Springs Gold Mining Company and USEC. Unless otherwise stated, all references in this report to our Company include each of these subsidiaries. Our interest in the El Aguila property is owned through Gold Resource Corporation ("GRC"), in which we own a 32.3% common stock equity interest.

Tonkin Springs Property

     The Tonkin Springs property is a gold mining property, which most recently produced gold in 1990. Since we acquired the property in 1985, we have had a number of partners in an effort to help diversify our investment and help finance development. The property is currently operated by BacTech Nevada ("BacTech"), which owns a 55% interest in the property through TSLLC and is presently exploring for gold and silver. BacTech is a subsidiary of BacTech Mining Corporation, a Canadian corporation with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech acquired its 55% interest in the Tonkin Springs property in 2003 from us.

     Evaluation of Property. TSLLC, with BacTech as manager, is currently evaluating the Tonkin Springs property to determine if the property can be put back into production. To that end, on March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of gold production at Tonkin Springs. See,
Item 2. "Government Regulation." See, also, "Item 6. Management's Discussion and Analysis or Plan or Operation" for a discussion of BacTech's financial condition and its potential impact on efforts to put the Tonkin Springs property into production.

     In early 2004, BacTech commissioned a third party feasibility study for Tonkin Springs by Micon International Limited, a recognized mining consulting firm ("Micon"). Micon was retained to determine the feasibility of processing approximately two million short tons of oxide and sulfide mineralization per year and, according to BacTech, the study was prepared consistent with National

Instrument 43-101 of the Canadian Securities Administration. The study was completed in May 2004 and concluded that the Tonkin Springs gold mine is a viable project and recommended development. Subsequent to completion of the Micon report, additional testing by BacTech indicated that metallurgical assumptions used in the Micon report were not necessarily representative of the entire mineralized material, and BacTech undertook its own investigation.

     On January 13, 2005, in further pursuit of its efforts to evaluate the Tonkin Springs property, BacTech announced positive results of an internally conducted study undertaken to identify a production strategy which would maximize the use of existing infrastructure and mineralized material and which would address metallurgical issues identified after completion of the Micon study. The BacTech study included additional metallurgical testing, including diagnostic leaching to establish bioleach parameters. The study estimated that proposed operations would require capital expenditures to upgrade the milling, bioleaching, cyanidation and gold refinery circuits that were initially constructed in the late 1980's. In addition, capital would be required to upgrade the tailings facility to current standards, upgrade the existing heap leach pad, as well as improve the mining infrastructure. The capital cost estimate from this study is $9.7 million, compared to $31 million estimated in the study conducted by Micon. Under either scenario, substantial additional time and investment capital will be required before the mine can be placed in production. Based on a number of factors, including the limited capitalization of BacTech, there is no assurance that the mine will ever be successfully placed in production. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Plan of Operation" for a summary of our plans if BacTech is unable or unwilling to place the mine in production.

     Funding and Distributions. Since the date of acquisition of its interest in the property, BacTech has paid all holding costs for the property, which amounted to $3,876,626 through December 31, 2004. Under the terms of its agreement with us, BacTech is obligated to pay 100% of the funding required by TSLLC to develop the property up to a maximum of $12 million and to fund all costs required to protect the assets and properties of TSLLC, including regulatory obligations. If additional funding is required by TSLLC after the $12 million maximum, BacTech is required to advance our share of any funding requirements, which amounts will be repaid to BacTech from 50% of cash distributions otherwise due us under the terms of the TSLLC operating agreement.

     Until BacTech has recovered its $12 million initial funding obligation, cash distributions from TSLLC, if any, shall be made based upon a sliding scale related to the gold price in effect from time to time. Pursuant to the sliding scale, distributions to BacTech will range from 55% at $360 or more per ounce of gold to 80% at $320 or less per ounce of gold. After BacTech has received total distributions equal to its $12 million initial funding obligation and any advances made on our behalf, then all distributions shall be made 55% to BacTech and 45% to us.

     The TSLLC operating agreement provides that if BacTech fails to make required payments to the Company, or after 30 days written notice from the Company, fails to satisfy any portion of the funding obligation, BacTech would be deemed to have withdrawn from TSLLC. Prior to satisfying its funding obligation, BacTech may also withdraw from TSLLC by providing us 30 days prior written notice. If BacTech were to withdraw from TSLLC, its equity ownership interest would revert back to our subsidiaries, leaving us with 100% of those interests.

     Effective February 21, 1992, the Company entered into a Loan Settlement Agreement with our former senior secured lender, French American Banking Corporation ("FABC"). As partial consideration to FABC under that agreement, Tonkin Springs Gold Mining Company ("TSGMC"), a wholly owned subsidiary of the Company, is required to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the agreement, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No amounts have been paid FABC to date under this obligation.

El Aguila Property

     In addition to our interest in the Tonkin Springs property, we own an equity interest in Gold Resource Corporation ("GRC"), which in turn leased a gold/silver exploration property in the State of Oaxaca, Mexico, designated the El Aguila property. Exploration efforts are currently conducted under the supervision of Messrs. William Reid and David Reid, executive officers of GRC and of our Company.

     The initial GRC drilling programs at El Aguila were completed in 2003 and included approximately 12,939 feet of drilling focused on one target area of the property. This exploration drilling encountered some high-grade gold intercepts which will require additional exploration drilling in order to fully evaluate. GRC is evaluating results of its exploratory drilling program of the El Aguila project in the 7.3 square mile property.

     In 2004, GRC commissioned a scoping study by an independent engineering firm on the El Aguila project in order to estimate capital and operating costs of a theoretical 750 ton-per-day open pit mining and milling operation. The scoping study was intended to provide information to define the minimum resource level required in order for GRC to be able to make a production decision. The theoretical scoping study was completed in July 2004 and indicated positive economics. A preliminary resource study based upon limited exploration drilling (12,939 feet in 69 drill holes) indicated mineralized material at a 1 gram gold/tonne cut-off, in a shallow, massive quartz body, at 108,500 ounces of gold and 1,368,000 ounces of silver. Additional drilling will be required in an effort to increase the mineralized material prior to any production decision being made by GRC. Capital costs were projected at approximately $11 million and cash operating costs, with projected silver revenue treated as a credit to operating costs, were projected at $107/ounce gold based upon processing mineralization of 7.43 grams/tonne gold (cut-off 2.5 grams) and 63 grams/tonne silver. GRC is currently involved in an effort to raise funds through the private sale of its Common Stock with the proceeds to be used for additional exploration and for its corporate overhead. See Item 6. " - Plan of Operation" and Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Gold Resource Corporation."

     The El Aguila property is an exploration stage property. The lease agreement for El Aguila is subject to a 4% net smelter return royalty where production is sold in gold/silver dore form and 5% for production sold in concentrate form, and the lease requires periodic advance royalty payments to the concession owner. Through December 31, 2004, GRC has paid the concession owner $50,000 under the lease. In August 2003, GRC entered into an agreement with Canyon Resources Corporation, a public company with shares traded on the American Stock Exchange under symbol "CAU" ("Canyon"), whereby Canyon could earn a 50% interest in the El Aguila property from GRC in exchange for funding $3.5 million in exploration and development costs at the El Aguila property or alternatively, elect to take 600,000 shares of common stock of GRC for $500,000 in such funding and have no further interest in the El Aguila project. In September 2004, Canyon elected to convert their prior funding to GRC of $500,000 into 600,000 shares of GRC stock, representing approximately 9.9% of GRC as of December 31, 2004. Mr. Richard F. Mauro, a director of the Company since November 2003, is also a director of Canyon.

General

     As an exploration stage mining company, our activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties and, where warranted, efforts to develop and construct mining and processing facilities, mining and processing and the sale of gold and other metals and by-products. We may also enter into joint ventures, partnerships or other arrangements to accomplish these activities. Any refined bullion would either be sold to outside companies, delivered in satisfaction of spot or forward sale delivery contracts, or held in inventory for later disposition.

     We may also seek to secure other financings for our operations or to enter into other business arrangements. We may also consider a potential merger with another company, which would normally require approval by shareholders of the Company. See also Item 6. "Management's Discussion and Analysis or Plan of Operation".

Competitive Business Conditions and Gold Price

     Hard rock mining activities, such as those proposed to be engaged by us, are extremely capital intensive. The acquisition of mineral properties, exploration activities and, if warranted, production of gold or silver require substantial investments in equipment and property. Due to our extremely limited capitalization, we are at a competitive disadvantage compared to most other participants in our industry.

     The acquisition of gold properties is subject to intense competition. Companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. Our present limited funding means that our ability to compete for properties to be explored and developed is more limited than in the past. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Patents, Trademarks, Licenses, Franchises, Concessions

     We do not own any patents, trademarks, licenses, franchises or concessions, except mining interests granted by governmental authorities and private landowners. See, Item 2. "Description of Properties". No portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Government Regulations

     In connection with mining, milling and exploration activities, we are subject to extensive Federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

     Prior to the commencement of any mining operations at the Tonkin Springs property, if any, TSLLC will have to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. At the Tonkin Springs property, certain existing governmental or regulatory permits will require modification or reissue to reflect any resumed mining activities. The material State of Nevada permits that will need to be modified to operate Tonkin Springs include the Water Pollution Control Permit which current permit expires by its term April 15, 2005 (amendment application was submitted December 14, 2004 and is expected to require approximately six months for approval), Air Quality Emissions Permit which current permit expires October 23, 2005 (amendment expected to take sixty days from satisfactory submission), and Artificial Pond Permits (recently renewed with expiration date of April 30,
2007).

     The Plan of Operations and Reclamation Plan filed by TSLLC and approved by the necessary regulatory agencies is valid until changes in the status of the properties requires modification or until required by the agencies to reflect future cost estimate changes. Changes to the Reclamation Permit which are submitted contemporaneously to both the Nevada Division of Environmental Protection ("NDEP") and the Bureau of Land Management ("BLM") require their review and approval. On March 15, 2004, TSLLC submitted permit applications to governmental agencies for review, approval and permit issuances related to recommencement of gold production at Tonkin Springs. In conjunction with the permitting process, TSLLC has determined that the project will require an Environmental Impact Statement ("EIS") which involves certain statutory evaluations by the BLM and provides for public comment. The EIS is currently in process and is anticipated to proceed consistent with regulatory agency permit application evaluations. These permits could take approximately a year to be issued. The permit amendments are for a staged operation lasting up to 10 years. Commencement of operations at Tonkin Springs is dependent, among other things, upon the timing of regulatory permit review and approval. The Tonkin Springs Property may, however, not move beyond the exploration stage.

     On September 30, 2004, BacTech filed on behalf of TSLLC an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs and also including additional regulatory requirements since the last reclamation plan submission. Reclamation cost estimates to the BLM are required to be updated at approximate three year intervals and the revised estimate noted above was such a periodic update. The prior corresponding estimate of reclamation costs filed with the BLM was $1,737,866. As of December 31, 2004, TSLLC had bonds posted, including the BLM reclamation bond, in the aggregate amount of approximately $1,823,323 with the required governmental agencies secured by a restricted cash time deposit related to the estimate of reclamation costs. The related governmental agencies have reviewed this revised estimate of reclamation cost, and have requested the bonding amount be increased by $1,119,000 bringing the total to $2,856,633. BacTech and TSLLC are currently non-compliant in their obligation to increase the reclamation bond in respect to the Tonkin Springs property and the BLM have demanded the additional bond be posted by approximately April 9, 2005. If the bond is not posted as required, TSLLC may be subject to loss of operating permits and/or fines, and could ultimately result in initiation by the regulators of reclamation at the properties with loss of the current reclamation bonding of approximately $1.7 million.

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

Employees

     At March 24, 2005, we had 3 employees, each of whom is an executive officer and is employed on a full-time basis. See Part III, Item 9. "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 2.  DESCRIPTION OF PROPERTIES

Tonkin Springs

     Tonkin Springs is an open-pit gold mining and processing project consisting of unpatented mining claims, an integrated milling facility and support facilities on approximately 23,640 acres of Federal land located along the Battle Mountain - Cortez Trend, approximately 45 miles northwest of the Town of Eureka in Eureka County, Nevada. Between 1985 and 1988, the Company built and operated an oxide heap leach operation. In 1988, it began developing the sulfide resource and built a mill to process that ore using bio-oxidation followed by standard cyanidation to recover the gold. In late 1989, the Company substantially completed construction of a 1,500 ton-per-day milling facility at the Tonkin Springs property designed to process sulfide gold mineralization through the use of bacteria to oxidize the sulfide mineralization prior to extraction of the gold through the conventional milling process utilizing cyanidation to dissolve the gold and activated carbon to capture the gold through adsorption. The construction cost of the mill was approximately $31 million. The Company operated the integrated mill facility in a start-up mode commencing in March 1990. However, the mill facility did not reach commercial operation by June 1990; and, because of severe liquidity problems, we put the operation on stand-by status beginning in June 1990.

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

     TSLLC employs two full-time individuals to provides care and maintenance at Tonkin Springs as well as security on a day-to-day basis.

     Claims

     Currently, the Tonkin Springs project consists of a total of 1,215 unpatented mining and mill site claims encompassing approximately 37 square miles. Of that amount, an aggregate of 370 of the unpatented mining claims are leased from unaffiliated third parties pursuant to two mining leases and the remainder are owned by TSLLC. Each lease contains certain conditions and other requirements for annual payments, as well as expenditures or work to be performed in order to retain the leased claims.

     One lease at Tonkin North, which covers 269 claims, has an initial term which expires December 31, 2009 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. The Tonkin North lease requires an annual advance royalty in the amount of $150,000, or the value of 450 ounces of gold, whichever is greater, such royalty is payable in January of each year and has been paid for 2005. The lease also requires production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid which has a balance, after recognition of the January 2005 payment, of approximately $3 million. TSLLC is required to perform an annual work commitment and the lease includes a defined area of interest extending from the boundaries of certain claims. Certain of the claims which are included in the Tonkin North lease, are also subject to a 1% net smelter return royalty (defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions) payable to Precambrian Exploration, Inc. after $15 million in gross revenues are realized from the claims.

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

Executive Offices

     Our executive and administrative offices are located in Lakewood, Colorado, where we rent approximately 742 square feet from an unaffiliated third party on a month-to-month basis at a rate of $773 per month. We believe this space is adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings involving the Company or any of its officers or directors in which the Company is adverse.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades over the counter and is quoted on the OTC Bulletin Board under the symbol "USGL." The tables below set forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board, for the two fiscal years ended December 31, 2004 and first quarter to date for 2005. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected. Effective February 28, 2003, the shares of the Company began trading on the Berlin, Germany Stock Exchange under symbol "US 8." The Company has a number of European shareholders and the listing on the

Berlin Stock Exchange is intended to facilitate a market in its shares in such locale. The high and low sales price on March 24, 2005 were $0.39 and $0.36, respectively.

Fiscal Year Ended
December 31, 2005                   High              Low
-----------------                   ----              ---
First Quarter (to 3/24/05)          $0.42            $0.34

Fiscal Year Ended
December 31, 2004
-----------------
First Quarter                       $1.85            $0.81
Second Quarter                      $1.06            $0.61
Third Quarter                       $0.75            $0.30
Fourth Quarter                      $0.57            $0.40

Fiscal Year Ended
December 31, 2003
-----------------
First Quarter                       $0.79            $0.45
Second Quarter                      $0.58            $0.30
Third Quarter                       $0.62            $0.43
Fourth Quarter                      $1.10            $0.52

     As of March 25, 2005 there were approximately 7,250 record holders for our common stock.

     No dividends have ever been paid with respect to our common stock and we do not anticipate the payment of dividends in the foreseeable future. Payment of dividends will depend on, among other things, our earnings, capital requirements, and decisions of our Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion summarizes our plan of operation for the foreseeable future. It also analyzes our financial condition at December 31, 2004 and compares that condition to our financial condition at December 31, 2003. Finally, the discussion summarizes the results of our operations for the year ended December 31, 2004 and compares those results to the year ended December 31, 2003.

     Prior to July 31, 2003, the Company consolidated the assets, liabilities, and operating results of TSLLC in its financial statements. Effective with the sale of a majority interest in TSLLC to BacTech effective July 31, 2003, the Company reflects its ownership interest as an investment. Since BacTech is obligated to fund the initial $12 million of all costs of TSLLC, the Company does not reflect the costs of TSLLC subsequent to July 31, 2003.

     The results of operations for 2003 were restated to recognize the entire gain on the sale of the 55% interest in TSLLC to BacTech effective upon the closing of the sale transaction, July 31, 2003, and to correct the calculation of the net present value of the related purchase price payments and interest income recognized during the period.

     The shares of GRC are not currently publicly traded. As a result, the GRC shares have been assessed by the Company to have indeterminable market value and the shares have therefore been recorded at zero value. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's net comprehensive loss for year 2004 and 2003 is $(853,666) and $(496,017), respectively, of which the Company's share would be $(292,701) and $(199,994), respectively.

Plan of Operation

     Our plan of operation for the foreseeable future is to (i) pursue production of the Tonkin Springs gold mining property; (ii) encourage GRC to continue its evaluation of the El Aquila property in Mexico and if warranted, undertake development and production of the property; and (iii) evaluate other properties for acquisition and development. In order to achieve these objectives, we require substantial additional capital. For that reason, we have obtained a partner at Tonkin Springs and have an equity investment in GRC related to the El Aquila properties and may seek additional partners in the future. We effectively own a minority interest in each property and do not act as the operator of either project. Since we do not currently have any revenue from operations, we rely heavily on payments from our partners and the sale of equity securities to sustain our operations.

     We currently hold a 45% interest in the Tonkin Springs property, with BacTech owning the remaining 55% interest and acting as manager. BacTech is required to provide the initial $12 million of funding required by Tonkin Springs, and thereafter, is required to advance the Company's share of any cash calls if requested by the Company. BacTech is also required to pay all costs necessary to preserve and protect the property, including all lease payments and other holding costs. Through December 31, 2004, BacTech has provided $3,876,626 in funding. See "-Liquidity and Capital Resources" for a more complete description of our financial relationship with BacTech.

     In early 2005, BacTech announced the results of an internal study to put the Tonkin Springs property into production at an initial annual projected production rate of 47,000 ounces gold per year with operations projected for eight years. The estimated capital cost for this program is $10 million according to BacTech. The Company believes the potential production analysis outlined by BacTech is viable, however the Company did not participate in the development of that study and therefore cannot attest in any way to its conclusions. However, the financial condition of BacTech discussed below makes any decision to put the property back into production in the forseeable future less likely.

     The minimum annual holding costs of the Tonkin Springs property are approximately $750,000 per year with additional costs related to environmental compliance and regulatory bonding requirements. For year 2004, BacTech spent $2,645,203 in total at Tonkin Springs, including $930,242 in property costs other than exploration. As noted below, an additional reclamation bonding deposit of $1.1 million for Tonkin Springs is currently required in 2005. As a result, BacTech will be required to pay a minimum of approximately $2 million to preserve the property and satisfy the regulatory deposits during 2005.

     On March 15, 2005, BacTech announced that it is seeking alternatives to maximize shareholder value and is actively exploring a merger or sale of its 55% interest in TSLLC to third parties. This, together with the announcement that it suffers from a working capital deficit and limited cash, makes it appear unlikely that BacTech will be in a position to continue efforts to place the property into production in the foreseeable future. It also raises the possibility that it may not be able to pay the costs necessary to hold the property. BacTech has been notified by the BLM that TSLLC is not in compliance with its obligation to increase the reclamation bond in respect to the Tonkin Springs property by approximately $1.1 million and has until approximately April 9, 2005 to post the additional reclamation bond. If the bond is not posted as required, TSLLC may be subject to loss of operating permits and/or fines, and could ultimately result in initiation of reclamation at the properties with loss of the current reclamation bonding of approximately $1.7 million. BacTech has stated that in the event that they cannot arrange for the bond to be posted, their 55% interest in TSLLC will revert to the Company as provided in the TSLLC agreement.

     If BacTech defaults in obligations under the TSLLC agreements or withdraws from TSLLC, the Company would become 100% owner of the Tonkin Springs property. If that were to happen, the Company would be faced with immediate needs for substantial additional funding to preserve and protect the Tonkin Springs assets, cover its corporate overhead costs, and to evaluate plans to put Tonkin Springs back into production. In view of this possibility, we have already undertaken efforts to evaluate financial alternatives which could include, but are not limited to, sale of equity to raise additional funding, a merger with a financially stronger company, or a joint venture partner to accomplish these objectives. There can be no assurance that the Company will be successful in any of these efforts. If the Company is unable to address its need for funding the Company might not be able to protect its assets and continue in operations.

     The Company also has an approximate 32.3% equity investment in GRC at December 31, 2004, which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico. GRC is currently seeking additional equity funding to continue the exploration of the El Aguila property and to evaluate the potential for its development, if warranted. Since we have a minority interest in GRC, we are not responsible for investigating or consummating any necessary financing. However, since our receipt of revenue is partially dependent on that funding, we may assist in that endeavor.

     Present plans for GRC include a private placement of equity securities to cover immediate cash requirements, followed by a more substantial equity sale by means of a private placement or public offering. That decision is dependent on among other things, the success of GRC in finding an investment banker to assist with the financing and the condition of the securities market, both in general and for mining companies in particular.

Liquidity and Capital Resources

     General. As of December 31, 2004, the Company had working capital of $414,807, consisting of $449,389 of current assets and $34,582 of current liabilities. Based on our financial condition at December 31, 2004, we believe we require more capital and liquidity to continue in operation. Included in current assets is $368,524 representing the net present value of the remaining purchase price owed by BacTech for its acquisition of TSLLC. Those payments are scheduled to be made at the rate of $62,500 per month through June 2005. The Company has received $125,000 in 2005 through March 22, 2005. Since our monthly corporate overhead approximates $60,000, we anticipate requiring additional working capital shortly thereafter even if BacTech is able to make all the required payments. In addition, if BacTech withdraws from TSLLC or defaults under its obligations and its interests in TSLLC revert to the Company, we would need to provide for funding for minimum holding costs at the Tonkin Springs project of approximately $60,000 per month, approximately $1.1 million in additional reclamation bonding with the BLM, and funding for other environmental requirements. Since we have no source of working capital other than the anticipated payments from BacTech, we are currently investigating additional opportunities for raising equity, seeking merger or joint venture candidates to continue as a going concern. See "-Plan of Operations" above for a more complete description of certain financial information about BacTech.

     Since we have received no revenue from the production of gold or other metals since 1990, we have historically relied on payments from our partners at Tonkin Springs and sale of equity to finance our ongoing operations. As shown by the Statement of Cash Flows included in our consolidated financial statements filed with this report, these sources of cash decreased rather significantly in 2004. For that reason, we believe we are dependent on receipt of additional financing to continue in operation.

     The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and obligations in the normal course of business. The Company experienced net losses for the years ended December 31, 2004 and 2003 of $(793,801) and $(622,738), respectively and has very limited working capital and shareholders' equity at December 31, 2004. As a result, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. See Note 2 to the financial statements appearing at the end of this report.

     Sale of Tonkin Springs Property. In July 2003, we sold a 55% interest in TSLLC to BacTech for $1,750,000. The purchase price was paid $1 million during 2003, $375,000 during 2004, with the remaining balance of $375,000 payable in monthly installments of $62,500 through June 30, 2005, of which $125,000 has been received through March 22, 2005. Payments from BacTech have provided substantially all of our operating capital since July 2003.

     Since July 31, 2003, BacTech has been responsible for funding 100% of all costs of Tonkin Springs until an aggregate of $12,000,000 has been funded by BacTech, and thereafter BacTech is obligated, if requested by the Company, to fund the Company's shares of any subsequent cash calls for TSLLC. BacTech is also responsible for paying all costs of maintaining and preserving the property, including lease holding costs and compliance with regulatory requirements. Through December 31, 2004 BacTech has provided $3,876,626 in funding. See "-Plan of Operation," above, for information relating to BacTech's financial condition.

     Equity Financing. In addition to payments from BacTech, we have relied on the sale of equity securities to finance operations during the past several years. During 2004, we raised $374,492 from the sale of our equity securities, all in private placements. In March 2004, the Company sold 100,000 Units for $0.90 per Unit where each Unit was made up of one share of common stock and one Unit Purchase Warrant. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. The offering netted the Company $72,350. In June 2004, the Company sold 400,000 Units for $0.50 per Unit where each Unit was made up of one share of common stock and one Unit Purchase Warrant. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. The offering netted the Company $195,000. Also during June 2004, warrants to exercise 428,572 shares at exercise price of $0.30 per share were exercised at a reduced price of $0.25 per share for total proceeds of $128,571. The Company intends to continue efforts to raise additional funds through the sale of equity securities to supplement our existing cash.

     Cash Flows. Overall, our cash decreased $123,004 during 2004 as we continued to rely on financing and investing activities to sustain cash flow and our operations did not generate any cash. In fact, our operations used $798,401 for the year ended December 31, 2004, which represents a decrease from $1,252,172 used for the corresponding period in 2003. Cash paid to suppliers and employees decreased to $853,033 during the 2004 period from $1,253,584 during the 2003 period, reflecting higher payment during 2003 of accrued salaries to executive officers of $196,789, payment of third party expenses related to TSLLC in 2003 of net $184,605, payment of expenses related to the Company's 2003 annual meeting of shareholders of approximately $45,000, and reduction of other liabilities to vendors in 2003. As noted above, BacTech assumed funding responsibilities for TSLLC effective July 31, 2003. In 2004, interest received increased $53,061 to $56,108 from $3,047 in 2003, primarily from imputed interest related to the BacTech purchase price payment obligations.

     Cash flows from investing activities decreased to $217,385 for the year ended December 31, 2004 as compared to $1,004,000 in the 2003 period reflecting primarily receipt of $1,000,000 in purchase price payments from BacTech in 2003 compared to $318,892 in 2004, and capital expenditures of $101,507 in 2004.

     Cash flow from financing activities increased to $458,012 for the year ended December 31, 2004 from $441,727 in 2003 reflecting lower levels of common stock sales in 2004 with $374,492 in net proceeds raised from the sale of common stock in 2004 compared to $450,000 in 2003, and proceeds from installment purchase contracts of $83,990 in 2004 compared to payments of $8,273 in 2003.

Results of Operations

     General. For the year ended December 31, 2004, the Company recorded a net loss of $(793,801), or $(.04) per share, compared to a net loss for 2003 of $(622,738) or $(.04) per share. During 2003, the Company recorded a cumulative-effect gain on implementation of SFAS 143 of $404,000, or $0.02 per share as discussed further below, while no similar item was recorded during 2004. Without the effect of the accounting change, our loss in 2003 would have been $1,026,738.

     Revenue. Imputed interest income related to the BacTech purchase price, representing our only revenue last year, was $38,750 compared to $30,219 for 2003. In 2003, the Company also recognized a gain of $601,924 on the sale to BacTech reflecting the $1,678,506 net present value of the $1,750,000 purchase price payment schedule, at an imputed rate of interest of 6% per annum, reduced by the Company's basis of $1,076,582 in the 55% interest in TSLLC sold to BacTech . We also reported a minor amount of revenue from the sale of other assets during 2003. Overall, our revenue dropped significantly in 2004.


     Expenses. Overall, our expenses were reduced 50% from 2003 to 2004, as responsibility for the holding costs at Tonkin Springs were transferred to BacTech and we reduced our compensation expense significantly. However, general and administrative expense increased $290,092 in 2004 to $782,968, primarily reflecting $258,613 of 2003 general and administrative expense being allocated in that year to "Holding costs of Tonkin Springs property" while no similar allocation was made in 2004, and an increase of $21,000 in directors fees in 2004 reflecting additional directors. Total holding costs for the Tonkin Springs property were $443,218 during 2003, through July 31, 2003 when BacTech assumed responsibilities for funding TSLLC. Stock compensation expense of $43,229 was recognized in 2004 related to value assigned to warrants and exercise of warrants at a reduced price while $290,000 was recognized in 2003 related to the sale of 1,000,000 shares of Common Stock to its largest shareholder at a price below the market price of the shares on the date of the transaction. Also in 2003, the Company took an expense charge as a realization reserve for the full value ($363,165) of shares of its common stock issued in exchange for 675,676 shares of stock of GRC as a result of an exchange of stock with RMB International (Dublin) Ltd. In 2003, accretion expense of asset retirement obligations under SFAS 143 totaled $56,583 while no similar expense was recognized in 2004 since the Company reflects its ownership interest in TSLLC as an investment subsequent to the July 31, 2003 sale of 55% interest to BacTech. Depreciation expense decreased during 2004 to $4,878 compared to $15,404 for 2003 primarily reflecting fully depreciated assets.

     The implementation of SFAS 143 effective January 1, 2003 resulted in a cumulative effect gain on implementation of SFAS 143 of $404,000 related to the reversal of reclamation obligation expense in prior years for the Tonkin Springs project reduced by amortization capitalized costs related to SFAS 143 computed asset retirement reflecting prior years' gold production. The gain on implementation of SFAS 143 and the accretion of asset retirement obligations had no impact on the Consolidated Statement of Cash Flows for 2003.

     GRC's net comprehensive loss for the year ended December 31, 2004 and 2003 was $(853,666) and $(496,017), respectively, of which the Company's share would be approximately $(292,701) and $(199,994), respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

Critical Accounting Policies

     The Company believes the following more critical accounting policies are used in the preparation of its consolidated financial statements.

     Investments in common stock of GRC, an affiliate of the Company, are recorded under the equity method of accounting. The shares of GRC were assessed by the Company to be of undeterminable market value and have therefore been recorded on a zero basis.

     Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.

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

Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Risk Factors

     This report, including management's discussion and analysis or plan of operation, contains forward looking statements that may be materially affected by several risk factors, including those summarized below:

     WE MAY FORFEIT OUR INTERESTS IN SOME OF THE MINING CLAIMS INCLUDED IN THE TONKIN SPRINGS PROPERTY IF WE ARE UNABLE TO PAY THE LEASE HOLDING COSTS OR FAIL TO COMPLETE SUFFICIENT DEVELOPMENT ON THOSE CLAIMS. Our interests in certain claims making up the Tonkin Springs property require certain annual payments and minimum work commitments prior to expiration of the lease. In particular, one lease at Tonkin North, which covers 269 claims, has an initial term which expires December 31, 2009 and may be extended from year to year, up to a maximum of 99 years, by production from the lease claims. Since we have not yet commenced production from this lease, our interests may be forfeited in the future. Our holding costs for the Tonkin Springs property approximate $750,000 per year, including lease payments. Since it appears that BacTech may be unable to make these payments in 2005, we might be forced to make the payment ourselves. Due to our extremely limited capitalization, there is no assurance that we would be able to do so if required.

     TITLE TO MINERAL PROPERTIES CAN BE UNCERTAIN, AND ANY PRODUCTION FROM OUR INTERESTS IN MINERAL PROPERTIES MAY BE SUBJECT TO CLAIMS OF THIRD PARTIES. The mineral properties making up the Tonkin Springs property consist of ownership of and leases of unpatented mining claims and unpatented mining claims. The validity of unpatented mining claims are often uncertain and such validity is often subject to contest. Unpatented mining claims are unique property interests in the United States and are generally considered subject to greater title risks than patented mining claims or real property interests that are owned in fee simple. The validity of unpatented mining claims in the United States, in terms of both their location and maintenance, is dependent upon strict compliance with a complex body of Federal and state statutory and case law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not generally obtained title opinions on our interests, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

     THE PRICE OF GOLD IS SUBJECT TO WIDE FLUCTUATIONS WHICH MAY ADVERSELY AFFECT OUR OPERATIONS. The market price of gold fluctuates widely and is affected by numerous factors beyond our control. Such factors include worldwide economic conditions, the availability of and demand for gold, the rate of inflation, the strength of the US dollar and other currencies and interest rates. All of these factors are beyond our control. Significant increases in the price of gold may make it more difficult for us to acquire interests in properties at reasonable prices. Significant decreases in the price of gold could adversely affect the profitability of any future operations.

     WE ARE SUBJECT TO NUMEROUS RISKS INHERENT IN THE MINING INDUSTRY IN GENERAL. Risks inherent in the mining industry include the following:

          o    fluctuations in production costs;
          o    labor disputes;
          o    unanticipated variations in grade and other geologic problems;
          o    water conditions;
          o    difficult surface or underground mining conditions;
          o    metallurgical and other processing problems;
          o    failure of pit walls or dams;
          o    force majeure events, including natural disasters; and
          o    risks of injuries to persons, property, or the environment.

All of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, and production commencement dates.

     OUR LIMITED NUMBER OF PROPERTIES AND CONCURRENT LACK OF DIVERSIFICATION REDUCES THE PROBABILITY OF OUR SUCCESS. Since we currently have an interest in only two properties, we suffer from a lack of diversification. This situation raises the risk that one or both of our properties may be economically unproductive. With our limited capitalization and need for revenue, we cannot afford the absence of production from either property.

     SINCE OUR COMMON STOCK IS CHARACTERIZED AS A "PENNY STOCK" UNDER RELEVANT SECURITIES LAWS, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED. A penny stock is any security which is not quoted or listed on NASDAQ or a national securities exchange and with a price of less than $5.00 per share. Since our common stock falls into this category, trading in the secondary market is extremely limited. Brokers wishing to sell penny stocks must comply with detailed disclosure requirements. The effect of these requirements is to limit the number of brokers willing to purchase or sell our common stock. This, in turn, could reduce the price of our common stock and limit the number of buyers or sellers. Investors should be aware of these risks in purchasing our common stock.

     CERTAIN OF OUR OFFICERS AND DIRECTORS ARE SUBJECT TO POTENTIAL CONFLICTS OF INTEREST IN THEIR CAPACITIES AS SUCH. Messrs. William and David Reid are both officers and directors of our Company, as well as GRC. In those positions, such individuals are subject to potential conflicts with regard to, among other things, time and corporate opportunity. While these individuals devote only a minor portion of their business time to GRC, any time devoted to that entity will affect their ability to contribute to our Company. In addition, these individuals will be subject to potential conflicts relating to whether future opportunities should be presented to GRC or our Company. These individuals are aware of these conflicts and have agreed that properties inside the US will be first offered or made available to us and properties outside the US will first be offered or made available to GRC. However, the potential for a conflict remains.

     WE FACE THE POSSIBILITY OF RESIDUAL LIABILITY FOR ENVIRONMENTAL PROBLEMS ASSOCIATED WITH PROPERTIES WE HAVE SOLD, AS WELL AS THOSE IN WHICH WE RETAIN AN INTEREST. The Company has transferred its interest in several mining properties over the past years. We could remain potentially liable for environmental enforcement actions related to our prior ownership interest of such properties. However, we have no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties. We are not currently subject to any material pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted and enacted in the future which may have an impact on our operations. We cannot now accurately predict or estimate the impact of any such future laws or regulations on our current and prior operations.

     WE MAY HAVE CONTINUING RECLAMATION OBLIGATIONS FOR THE TONKIN SPRINGS PROPERTY. As the owner of an interest in the Tonkin Springs property, we are jointly responsible for reclamation obligations related to disturbances on that property. In the event BacTech is unable or unwilling to fulfill its obligations under our purchase agreement, we may be liable for obligations in excess of the current cash bond.

Forward-looking Statements

     This Form 10-KSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention, is based on present facts and assumptions and may change at any time and without notice based on changes in such facts or assumptions.

     A few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific "Risk Factors" identified above, include:

     a. The state of the world economy and how it affects the demand for gold;

     b. The relative price of gold and other precious metals;

     c. Changes in government regulations for air and water quality; and

     d. Technological advances in the process for producing gold.


ITEM 7.  FINANCIAL STATEMENTS

     Index to Financial Statements........................................ 19

     Report of Independent Registered Public Accounting Firm.............. 20

     Consolidated Statements of Operations for the years ended
        December 31, 2004 and 2003 (Restated)............................. 21

     Consolidated Balance Sheet at December 31, 2004...................... 22

     Consolidated Statements of Changes in Shareholders' Equity
        For the years ended December 31, 2004 and 2003 (Restated)......... 23

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2004 and 2003 (Restated)............................. 24-25

     Notes to Consolidated Financial Statements........................... 26-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Stark Winter Schenkein & Co., LLP
March 22, 2005
Denver, Colorado

                              U.S. GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                                         2004           2003
                                                         ----           ----
                                                                     (Restated)
OTHER REVENUE:
 Gain on sale of TSLLC interest to BacTech
   Nevada                                            $        --    $   601,924
 Interest income                                          38,750         30,219
 Gain on sale of other assets                                 --          4,000
                                                     -----------    -----------
    Total other revenue                                   38,750        636,143
                                                     -----------    -----------
COSTS AND EXPENSES:
 General and administrative                              782,968        492,876
 Holding costs of Tonkin Springs property                     --        443,218
 Stock compensation expense                               43,229        290,000
 Realization reserve-GRC stock                                --        363,165
 Interest                                                  1,476          1,635
 Accretion of asset retirement obligation                     --         56,583
 Depreciation                                              4,878         15,404
                                                     -----------    -----------
    Total costs and expenses                             832,551      1,662,881
                                                     -----------    -----------
(Loss) before income taxes and cumulative
  effect of accounting change                           (793,801)    (1,026,738)
                                                     -----------    -----------
Provision for income taxes                                    --             --
                                                     -----------    -----------
(Loss) before cumulative effect of accounting
  change                                                (793,801)    (1,026,738)
                                                     -----------    -----------
Accounting change: cumulative-effect gain on
  implementation of SFAS 143                                  --        404,000
                                                     -----------    -----------
Net (loss)                                           $  (793,801)   $  (622,738)
                                                     ===========    ===========
Basic and diluted per share data:
(Loss) before accounting change
  Basic                                              $     (0.04)   $     (0.06)
                                                     ===========    ===========
  Diluted                                            $     (0.04)   $     (0.06)
                                                     ===========    ===========
Accounting change
  Basic                                              $        --    $      0.02
                                                     ===========    ===========
  Diluted                                            $        --    $      0.02
                                                     ===========    ===========
Net (loss)
  Basic                                              $     (0.04)   $     (0.04)
                                                     ===========    ===========
  Diluted                                            $     (0.04)   $     (0.04)
                                                     ===========    ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                        $     74,988
  Purchase contract receivable                                          368,524
  Other current assets                                                    5,877
                                                                   ------------
    Total current assets                                                449,389
                                                                   ------------

Property and equipment, net                                             103,914
Investment in Tonkin Springs LLC                                        880,840
Investment in affiliate-GRC                                                  --
Other assets                                                                700
                                                                   ------------

TOTAL ASSETS                                                       $  1,434,843
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $     10,446
 Installment purchase contracts                                          24,136
                                                                   ------------
    Total current liabilities                                            34,582
                                                                   ------------

Installment purchase contracts, long-term                                59,854
Related party payables, long-term                                       510,449
                                                                   ------------
    Total liabilities                                                   604,885
                                                                   ------------

Commitments and contingencies                                                --

Shareholders' equity (Note 8):
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 20,457,010 shares issued and outstanding               2,045,701
 Additional paid-in capital                                          33,726,210
 Accumulated (deficit)                                              (34,941,953)
                                                                   ------------
    Total shareholders' equity                                          829,958
                                                                   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $  1,434,843
                                                                   ============



       The accompanying notes are an integral part of these consolidated financial statements.



                                           U.S. GOLD CORPORATION
                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)


                                                      Stock           Additional
                                      Common           Par             Paid-in            Accumulated
                                      Shares          Value            Capital             (Deficit)           Total
                                    ----------     ----------        -----------         -------------       ----------
Balance,
December 31, 2002                   16,453,533     $1,645,353        $32,548,743         $(33,525,414)      $   668,682
                                    ----------     ----------        -----------         ------------       -----------
Sale of shares for cash at
$.45/share, plus adjustment
of $.29/share                        1,000,000        100,000            640,000                    -           740,000

Penalty forgiven with
warrant re-pricing                           -              -             25,500                    -            25,500

Issuance of shares in
exchange for GRC shares at
$.54/share                             672,528         67,253            295,912                    -           363,165

Exercise of stock options
at $.16/share                        1,063,128        106,313           (104,713)                   -             1,600

Treasury shares
cancelled                                 (235)           (23)               (78)                   -              (101)

Net (loss)                                   -              -                  -             (622,738)         (622,738)
                                    ----------     ----------        -----------         ------------       -----------
Balance,
December 31, 2003                   19,188,954      1,918,896         33,405,364          (34,148,152)        1,176,108
                                    ----------     ----------        -----------         ------------       -----------
Exercise of stock warrants
at $.30/share                          428,572         42,857             85,714                    -           128,571

Sale of shares for
cash at $.50/share                     200,000         20,000             80,000                    -           100,000

Sale of shares for cash at
$.724/share                            100,000         10,000             62,350                    -            72,350

Sale of shares for cash at
$.475/share                            200,000         20,000             75,000                    -            95,000

Value assigned to
warrants                                     -              -             21,800                    -            21,800

Exercise of stock options
at $.16/share                          340,000         34,000             (3,600)                   -            30,400

Treasury shares
Cancelled                                 (516)           (52)              (418)                   -              (470)

Net (loss)                                   -              -                  -             (793,801)         (793,801)
                                    ----------     ----------        -----------         ------------       -----------
Balance,
December 31, 2004                   20,457,010     $2,045,701        $33,726,210         $(34,941,953)      $   829,958
                                    ==========     ==========        ===========         ============       ===========

             The accompanying notes are an integral part of these consolidated financial statements.



                                        U.S. GOLD CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31,

                                                                                   2004                   2003
                                                                                   ----                   ----
                                                                                                       (Restated)
                                                                                                       ----------
Cash flows from operating activities:
  Cash paid to suppliers and employees                                          $  (853,033)          $(1,253,584)
  Interest received                                                                  56,108                 3,047
  Interest paid                                                                      (1,476)               (1,635)
  Income taxes paid                                                                      --                    --
                                                                                -----------           -----------
    Cash (used in) operating activities                                            (798,401)           (1,252,172)
                                                                                -----------           -----------
Cash flows from investing activities:
  BacTech Nevada purchase price payments                                            318,892             1,000,000
  Capital expenditures                                                             (101,507)                   --
  Sale of assets                                                                         --                 4,000
                                                                                -----------           -----------
    Cash provided by investing activities                                           217,385             1,004,000
                                                                                -----------           -----------
Cash flows from financing activities:
  Sale of common stock for cash                                                     374,492               450,000
  Purchase of treasury stock                                                           (470)                   --
  Advance to GRC                                                                         --               (30,000)
  Repayment of borrowing from GRC                                                        --                30,000
  Proceeds (payments) on installment purchase
   contracts                                                                         83,990                (8,273)
                                                                                -----------           -----------
    Cash provided by financing activities                                           458,012               441,727
                                                                                -----------           -----------

Increase (decrease) in cash and cash equivalents                                   (123,004)              193,555
Cash and cash equivalents, beginning of year                                        197,992                 4,437
                                                                                -----------           -----------
Cash and cash equivalents, end of year                                          $    74,988           $   197,992
                                                                                ===========           ===========
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)                                                                      $  (793,801)          $  (622,738)
Items not providing/requiring cash:
  Accrued interest income                                                                --               (17,358)
  Stock compensation expense                                                         43,229               290,000
  Realization reserve-GRC stock                                                          --               363,165
  Gain on sale of interest to BacTech Nevada                                             --              (601,924)
  Cumulative-gain-implementation of SFAS 143                                             --              (404,000)
  Accretion of asset retirement obligation-SFAS 143                                      --                56,583
  Depreciation                                                                        4,878                22,297
  (Increase) decrease in other assets related to operations                            (623)                7,225
  Increase (decrease) in liabilities related to operations                          (52,084)             (345,422)
                                                                                -----------           -----------
Cash (used in) operating activities                                             $  (798,401)          $(1,252,172)
                                                                                ===========           ===========

                                      Continued on next page.



                              U.S. GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                   (continued)

Non-cash financing and investing activities:
                                                                                    2003
                                                              2004               (Restated)
                                                              ----               ----------

Stock issued to RMB in exchange for GRC shares
                                                            $      --             $  363,165
                                                            =========             ==========
Net assets transferred to BacTech Nevada
  in purchase                                               $      --             $1,076,582
                                                            =========             ==========
Purchase contract receivable                                $      --             $   87,416
                                                            =========             ==========
TSLLC Investment                                            $      --             $  880,840
                                                            =========             ==========
Exercise of stock options utilizing cashless exercise       $  24,000             $  106,313
                                                            =========             ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: U.S. Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

RECLASSIFICATIONS: Certain adjustments have been made in the financial statements for the year ended December 31, 2003 to conform to accounting and financial statement presentation for the year ended December 31, 2004.

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

EQUITY METHOD INVESTMENTS: Investments in common stock of GRC, an affiliate of the Company, are recorded under the equity method of accounting. The shares of GRC were assessed by the Company to be of undeterminable market value and have therefore been recorded on a zero basis. See Note 4 for additional information.

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

PER SHARE AMOUNTS: SFAS 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (17,696,098 for 2003 and 20,028,173 for 2004). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2004 and 2003, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, purchase contract receivables, accounts payable and accrued liabilities and installment purchase contracts. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term purchase contracts approximates fair values of similar debt instruments.

RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

2.  GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses for the years ended December 31, 2004 and 2003 (Restated) of $(793,801) and $(622,738), respectively. The Company has no current source of operating revenue and has remained operational during 2004 through the sale of equity and receipt of purchase contract payments under the sale in 2003 of a 55% interest in TSLLC to BacTech Nevada. The Company's ability to continue as a going concern is contingent upon its ability to receive the remaining purchase contract payments from BacTech Nevada, and to secure additional financing, increase shareholders' equity and attain profitable operations. BacTech has indicated on March 15, 2005 that it has limited financial resources and is seeking a merger candidate or buyer for its 55% interest in TSLLC. BacTech Nevada could also default under its obligations in which case its 55% interest in TSLLC could revert back to the Company under the TSLLC agreements. If BacTech Nevada were to withdraw from TSLLC or default under its obligations, receipt of the remaining purchase price payments from BacTech Nevada may not be realized. See Note 3 below for further discussion of TSLLC and BacTech and BacTech Nevada. The corporate overhead for the Company is approximately $720,000 per year and the minimum holding costs associated with the Tonkin Springs properties, if BacTech Nevada were to withdraw or default, are approximately $750,000 per year.

The Company is evaluating financing for its operations and the protection of its assets, which could include merger of the Company, issuance of equity of the Company in public or private transactions, or entering into a joint venture arrangement if the Company gets back BacTech Nevada's 55% interest in TSLLC. It is presently uncertain if any such financing will be available to the Company, or will be available on terms acceptable to the Company.

3.   TONKIN SPRINGS PROJECT

As of December 31, 2004, the Company owns 45% of the Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which in turn owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003. BacTech Nevada has recently been evaluating the Tonkin Springs property to determine if the property could be put back into production, however, BacTech has limited financial resources, as discussed further below.

     On March 15, 2005, BacTech announced that it is seeking alternatives to maximize shareholder value and is actively exploring a merger or sale of its 55% interest in TSLLC to third parties. This, together with the announcement that it suffers from a working capital deficit and limited cash, makes it appear unlikely that BacTech Nevada will be in a position to continue efforts to place the property into production in the foreseeable future. It also raises the possibility that it may not be able to pay the costs necessary to hold the property. BacTech Nevada has been notified by the Bureau of Land Management ("BLM") that TSLLC is not in compliance with its obligation to increase the reclamation bond in respect to the Tonkin Springs property by approximately $1.1 million and has until approximately April 9, 2005 to post the additional reclamation bond. If the bond is not posted as required, TSLLC may be subject to loss of operating permits and/or fines, and could ultimately result in initiation of reclamation at the properties with loss of the current reclamation bonding of approximately $1.7 million. BacTech has stated that in the event that they cannot arrange for the bond to be posted, their 55% interest in TSLLC will revert to the Company as provided in the TSLLC agreement.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000. BacTech Nevada also committed to a funding obligation of $12 million to TSLLC. BacTech Nevada has paid a total of $1,375,000 of the purchase price through December 31, 2004. The remaining $375,000 is to be paid in monthly payments of $62,500 through June 2005 of which $125,000 has been received to March 22, 2005. BacTech Nevada is also obligated to pay 100% of funding required by TSLLC up to $12 million (the "Funding Obligation"). Through December 31,

2004, BacTech Nevada has spent approximately $3,876,626 towards its Funding Obligation. If additional funding is required by TSLLC after the Funding Obligation, BacTech Nevada is required to advance the Company's share of any cash calls if requested by the Company (the "Advances"), with repayment to BacTech Nevada of any Advances plus interest from 50% of cash distributions otherwise due the Company. If BacTech Nevada withdraws from TSLLC at any time, its equity ownership interest would revert back to subsidiaries of the Company.

The present value of the $1,750,000 purchase price payments of BacTech Nevada at July 31, 2003 was $1,678,506. The sale to BacTech Nevada resulted in a gain of $601,924 in 2003. In 2003, BacTech also reimbursed the Company for all holding costs at the Tonkin Springs property from March 25, 2003 through July 31, 2003 of approximately $68,500.

The Member's Agreement and the Operating Agreement of TSLLC in the July 31, 2003 transaction provide that until BacTech Nevada has recovered its Funding Obligation, cash distributions from TSLLC (the "Distributions"), if any, shall be made based upon a sliding scale related to the gold price in effect from time to time. Pursuant to the sliding scale, Distributions to BacTech Nevada will range from 55% at $360 or more per ounce gold to 80% at $320 or less per ounce gold. After BacTech Nevada has received Distributions equal to its Funding Obligation of $12 million and any advances made on our behalf, then all Distributions shall be 55% to BacTech Nevada and 45% to the Company.

At December 31, 2004 TSLLC, on a 100% basis, had total assets of $6,980,165, liabilities and obligations of $1,817,578 and equity of $5,162,587. The Company's equity account is $5,465,907 and BacTech Nevada's is $(303,320). For the year ended December 31, 2004, total expenses of TSLLC were $2,645,203 which included $121,442 in accretion expense related to asset retirement obligation, exploration costs of $1,714,961, and property holding and other costs of $808,800. Since BacTech Nevada is funding all costs until it has funded its $12 million Funding Obligation, BacTech Nevada's members' equity account is credited for its funding and charged for 100% of the results of operations as provided in the TSLLC agreements.

Bonding of reclamation as required under various Nevada agencies and the BLM is the responsibility of TSLLC under the terms of the Tonkin Springs LLC Operating Agreement and is to be funded by BacTech Nevada and credited to their Funding Obligation. On September 30, 2004, BacTech Nevada filed on behalf of TSLLC an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs and also includes additional regulatory requirements since the last reclamation plan submission. Reclamation cost estimates to the BLM are required to be updated at approximate three year intervals and the revised estimate noted above was such a periodic update. The prior corresponding estimate of reclamation costs filed with the BLM was $1,737,866. As of December 31, 2004, TSLLC had bonds posted, including the BLM reclamation bond, in the aggregate amount of approximately $1,818,347 with the required governmental agencies secured by a restricted cash time deposit related to the estimate of reclamation costs. The related governmental agencies have reviewed the revised estimate of reclamation cost, and have required the bonding amount be increased by approximately $1,119,000.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of December 31, 2004, reflecting the adoption of SFAS 143 and the 2004 updated estimate of reclamation cost noted above, is $1,596,570. The Company reflects its 45% share of this obligation, $718,457, in its investment balance for TSLLC. These amounts may be revised upon regulatory review of the updated reclamation cost estimate developed for regulatory purposes. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties.

The Company adopted SFAS 143 effective January 1, 2003 and related thereto, the Company recorded a cumulative-effect gain to operations of $404,000. This reflected the reversal of prior period expense related to reclamation cost accruals, and reduced in part, by amortization of capitalized reclamation amounts based upon units of production in prior years. During 2003 and through the date of the sale of 55% interest in TSLLC to BacTech Nevada, the Company recorded an expense for accretion and an increase in the Obligation for asset retirement by $56,583, to recognize the accretion of reclamation liability at an 8.5% annual factor through July 31, 2003.

The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC's books since January 1, 2004:

Asset retirement and reclamation liability-1/1/2004                   $1,193,508
Increase reflecting 2004 updated cost projections                        281,620
Accretion of liability at assumed 8.5% annual rate                       121,442
                                                                      ----------
Asset retirement and reclamation liability-12/31/04                   $1,596,570
                                                                      ==========

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no projected adjustment during 2004 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation.

4.   GOLD RESOURCE CORPORATION

As of December 31, 2004, the Company owned 1,955,676 shares of common stock (approximately 32.3%) of Gold Resource Corporation ("GRC"), a private Colorado corporation and affiliate company. The shares of GRC are not publically traded and have been assessed by the Company to have indeterminable market value and have therefore been recorded at a zero basis. Through its stock ownership in GRC, the Company has the opportunity to benefit from GRC's activities in Mexico.

GRC is currently evaluating a gold property leased in November 2002 in the state of Oaxaca, Mexico, designated as GRC's "El Aguila" property. In August 2003, GRC entered into an exploration agreement with Canyon Resources Corporation, a public company with shares traded on the American Stock Exchange under symbol "CAU" ("Canyon") whereby Canyon had the right to earn a 50% interest in the El Aguila property for funding $3.5 million in exploration and development costs at the property, or alternatively, Canyon could receive 600,000 shares of GRC common stock for funding of $500,000. The drilling programs were completed in 2003 and included approximately 12,939 feet of drilling focused on one area of the property. This exploration drilling encountered some high-grade gold intercepts which will require additional drilling in order to fully evaluate. Effective September 1, 2004, Canyon elected to convert its prior funding of

$500,000 into 600,000 shares of common stock of GRC, representing approximately 9.9% of the outstanding shares of GRC at December 31, 2004.

The Company earned 1,280,000 of its shares of GRC stock through a management contract under which the Company provided general management of GRC business activities through December 31, 2001. As discussed further in Note 8, effective September 30, 2003, the Company acquired the 675,676 shares of GRC from a third party in exchange for 672,528 shares of unregistered common stock of the Company valued at $0.54 per share (for an aggregate value of $363,165).

GRC also owes the Company $330,000 under a 2002 management contract that expired by its term December 31, 2002. This amount has not been recognized as a receivable or as revenue, and will not be until and unless realization is assured. It is uncertain if GRC will be able to raise sufficient funding to pay the remaining management fee. The Company and GRC determined not to enter into a management contract subsequent to 2002. During 2003, the Company made a non-interest bearing and unsecured advance to GRC of $30,000 to enable GRC to make critical payments related to its mineral properties. GRC had repaid these advances as of December 31, 2003. At that time these loans were approved by the independent directors of the Company.

William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, had approximately 23.3% aggregate direct and beneficial ownership of GRC as of December 31, 2004. During 2003 and 2004, William W. Reid, David C. Reid and William F. Pass, all officers of the Company, were each granted by GRC non-qualified stock options to purchase shares of GRC common stock at an exercise price of $.50 per share. At December 31, 2004, William W. Reid holds aggregate options to purchase 400,000 shares of GRC, David
C. Reid holds options to purchase aggregate 300,000 shares and William F. Pass holds options to purchase aggregate 250,000 shares. During 2003, John W. Goth, a director of the Company, subscribed for and purchased directly from GRC 10,000 shares of GRC at $.50 per share.

GRC has reported audited financial information as of December 31, 2004. GRC had assets of $11,141, total liabilities of $758,476, and shareholders' (deficit) of $(747,335). For the year ended December 31, 2004, GRC has reported a loss of $(853,666) made up of $257,383 in mineral property exploration and evaluation, including Canyon funding noted above, $68,951 in property acquisition and related costs, $377,732 in general and administrative costs and $150,000 in stock compensation. GRC has funded its operations through the sale of equity raising approximately $342,000 in such funding during 2004 including $100,000 in funding by Canyon as discussed above. For 2005 and through March 22, 2005, GRC has raised an additional $71,500 in equity funding.

Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero. GRC's net comprehensive losses for the two years ended December 31, 2004 and 2003 were $(853,666) and $(496,017), respectively, of which the Company's share is approximately $(292,701) and $(199,994), respectively.

5.   LOAN SETTLEMENT AGREEMENT WITH FABC

On February 21, 1992, the Company entered into a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation ("FABC"). The Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, the Company entered into an agreement between Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company ("TSGMC") and FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from TSVLP to FABC. TSVLP, another subsidiary of the Company, has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder.

6.   PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consisted of the following:

     Office furniture and equipment                 $  35,726
     Trucks and autos                                 150,182
     Other equipment                                    6,906
                                                    ---------
     Subtotal                                         192,814
     Less: accumulated depreciation                   (88,900)
                                                    ---------
     Total                                          $ 103,914
                                                    =========

7.   INCOME TAXES

In various transactions entered into February 21, 1992, the Company had an ownership change, as that term is defined under Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive no future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the date of the ownership change. At December 31, 2004, the Company estimates that tax loss carry forwards to be $7,900,000 expiring through 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are presented below:

     Deferred tax assets:
       Alternative minimum tax credit carryfoward           $   11,200
       Reclamation obligation                                  114,200
       Net operating (loss) carryforward                     1,739,100
       Capital (loss) carryforward                             268,400
                                                            ----------
       Total gross deferred tax assets                       2,132,900
                                                            ----------
       Less valuation allowance                             (2,018,300)
                                                            ----------
       Net deferred tax assets                                 114,600
                                                            ----------
     Deferred tax liabilities:
       Basis in TSVLP                                        (114,600)
                                                            ----------
       Total net deferred tax asset                         $        -
                                                            ==========

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $770,800 primarily reflects an increase of net operating (loss) carryforwards.

A reconciliation of the tax provision for 2004 and 2003 at statutory rates is comprised of the following components:

                                                           2004          2003
                                                           ----          ----
     Statutory rate tax provision on book loss          $(174,600)    $(137,000)
     Book to tax adjustments:
     Valuation allowance                                  174,600       137,000
                                                        ---------     ---------
     Tax provision                                      $       -     $       -
                                                        ---------     =========

8.   SHAREHOLDERS' EQUITY

Increase in authorized shares-

Effective September 19, 2003, the shareholders of the Company approved an amendment to its Articles of Incorporation increasing the authorized shares of the Company from 18,000,000 common shares to 35,000,000 common shares.

Effective February 25, 2004, the Company entered into a Finder's Fee Agreement with Meridian Capital Ltd. ("Meridian"), a Canadian merchant bank, whereby Meridian agreed to consulting services to the Company. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $72,350 through the sale of 100,000 Units. Meridian was paid a fee of 8.5% of monies raised for the Company through the sale of Units plus $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the "Meridian Warrants"). No value was assigned to the Unit Purchase Warrants since the exercise price of those warrants were above the market price of the common stock at the date of the closing of the transaction. A value of $21,800 was assigned to the Meridian Warrants based on the Black-Scholes pricing model and was recorded as finance fees in the first quarter of 2004.

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

Also during 2004, options to purchase a total of 340,000 shares at an exercise price of $0.16 per share were exercised. In connection with those transactions,

34,286 option shares were surrendered and cancelled under a cashless exercise to fund the exercise price of 150,000 of the option shares and accrued directors fees were reduced for exercise of 190,000 additional option shares. Options to purchase 375,550 shares at exercise price of $0.16 per share expired by their terms during 2004.

Effective September 24, 2004, the Securities and Exchange Commission declared effective a registration statement of the Company covering resale by certain shareholders of 4,203,243 shares of common stock which were sold by the Company during 2002 and through September 30, 2004 including shares issuable upon exercise of related warrants.

The Company may continue efforts to raise additional funds through the sale of equity securities to supplement its existing cash.

On April 30, 2003, the Company and Excalibur Limited Partnership ("Excalibur), an Ontario, Canada limited partnership, agreed to reduce the exercise price of warrants held by Excalibur for the purchase of 428,572 shares of stock of the Company from $.53 per share to $.30 per share (the market price of the shares on April 30, 2003) and to extend the exercise period under the warrants from May 30, 2004 to May 30, 2006. In exchange, Excalibur agreed to forgive current and future penalties incurred by the Company for failure to have an effective registration statement with the Securities and Exchange Commission for the Excalibur purchased shares and warrants completed on May 30, 2002. Penalties forgiven by Excalibur aggregated $25,500 through April 30, 2003, which was credited to additional paid-in capital.

Exchange of stock for shares in GRC-

Effective September 30, 2003, the Company acquired the 675,676 shares of GRC common stock owned by RMB International (Dublin) Ltd. ("RMB") in exchange for 672,528 shares of unregistered common stock of the Company valued at $0.54 per share (for an aggregate value of $363,165). This transaction with RMB terminates the "Bring Along Obligation" under a subscription agreement dated May 6, 2002 that included obligations of the Company. The independent directors of the Company unanimously approved this transaction with RMB (see Note 4).

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


                           Analysis of Stock Options

                                                            2004                            2003
                                                   ------------------------       -----------------------
                                                       Weighted Average              Weighted Average
                                                   Range of        Exercise       Range of       Exercise
                                                    Shares          Prices         Shares         Prices
                                                   --------        --------       --------       --------

Outstanding, beginning of year                     1,367,695       $.16-.86       2,048,295        $.16
Granted                                                    -           -            675,000      $.50-.86
Exercised                                            340,000         $.16         1,063,128        $.16
Canceled through cashless exercise                    34,286         $.16           292,474        $.16
Expired                                              318,407         $.16                 -          -
                                                   ---------         ----         ---------        ----
Outstanding and exercisable, end of year             675,000       $.50-.86       1,367,695      $.16-.86

Weighted average fair value of
  Option granted during year                               -                         $.71
                                                   =========                         ====

The following table summarizes information about stock options outstanding at December 31, 2004:


  Options Outstanding            Weighted Average                     Weighted
-----------------------     -----------------------                   --------
Range of     Number         Remaining     Average       Number        Average
Exercise   Outstanding     Contractual    Exercise    Exercisable     Exercise
 Prices    at 12/31/04        Life         Price      At 12/31/04      Price
--------   -----------     -----------    --------    -----------     --------
  $.50       100,000         3.2 yrs.       $.50        100,000         $.50
  $.56       200,000         3.8 yrs.       $.56        200,000         $.56
  $.85       275,000         3.9 yrs.       $.85        275,000         $.85
  $.86       100,000         3.2 yrs.       $.86        100,000         $.86

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. In 2004, the Company's pro forma loss is equal to their net (loss) since no options were granted in 2004. Under the accounting provisions of SFAS 123, the Company's net loss and net loss per share for 2003 would have been adjusted to the following pro forma amounts:

                                                       2003  Net Loss
                                            ------------------------------------
                                            As reported             Pro forma
                                            ------------           -------------
                                             (Restated)              (Restated)
                                            ------------           -------------
(Loss) before cumulative effect of
  accounting change                         $(1,026,738)            $(1,389,738)
Accounting change: cumulative-effect
  gain on Implementation of SFAS 143            404,000                 404,000
                                            -----------             ------------
Net (loss)                                  $  (622,738)            $  (985,738)
                                            ===========             ===========

                                            Basic and diluted net loss per share
                                            ------------------------------------
                                            As reported               Pro forma
                                            -----------               ---------
                                            (Restated)                (Restated)
                                            -----------               ----------
(Loss) before accounting change:
  Basic                                       $(0.06)                   $(0.08)
  Diluted                                     $(0.06)                   $(0.08)
Accounting change
  Basic                                       $ 0.02                    $ 0.02
  Diluted                                     $ 0.02                    $ 0.02
Net (loss)
  Basic                                       $(0.04)                   $(0.06)
  Diluted                                     $(0.04)                   $(0.06)


9.   EMPLOYEE BENEFIT PLANS

On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company's financial statements as of its fiscal year end. The Company has not yet determined any contributions to the SEP for the year ended December 31, 2004, and no contribution was made for the year ended December 31, 2003. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 or 25% of that employee's total compensation.

10.  RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES

During the years ended December 31, 2004 and 2003, the Company had no rental expense under operating leases.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

11.  INSTALLMENT PURCHASE CONTRACTS

The Company has installment purchase contracts aggregating $83,990, due in monthly installments of $2,566, collateralized by three vehicles bearing an average interest rate of 5.2 percent per annum. Future maturities under these contracts as of December 31, 2004 are as follows:

                  2005              $24,136
                  2006              $28,906
                  2007              $30,889

12.  RELATED PARTY TRANSACTIONS

Gold Resource Corporation- See Note 4.

Other Related Party Items-

Commencing in 1998 and through December 31, 2002, the executive officers of the Company voluntarily deferred a portion of their base salary in order to conserve working capital of the Company. As of December 31, 2004, the total amount of such voluntary deferral was $510,449.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 8A. CONTROLS AND PROCEDURES

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") ). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of December 31, 2004 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information as to each officer and director of the Company as of the date of filing of this report:

                                                                            BOARD POSITION
    NAME             AGE            POSITIONS WITH THE COMPANY                HELD SINCE
    ----             ---            --------------------------              --------------
William W. Reid       56       President, Chief  Executive Officer and           1979
                               Director

John W. Goth(1)       77       Director                                          1987

Richard F. Nanna      55       Director                                          2003

Peter Bojtos1         55       Director                                          2003

Richard F. Mauro      59       Director                                          2003





David C. Reid         55       Vice President and Director                       1993

William F. Pass                Vice President, Chief Financial Officer,
                      58       Secretary                                          n/a

--------------------
(1) Member of the audit committee

     Each director is serving a term of office until the next annual meeting of shareholders and until his successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

     The following information summarizes the business experience of each officer and director for at least the last five years, as well as, where relevant, certain affiliations and educational accomplishments:

     WILLIAM W. REID - Mr. Reid, a founder of the Company, has served as a director and the President of the Company since its inception in 1979. Mr. Reid devotes a majority of his time to the business and affairs of the Company. Mr. Reid is also president and chairman of the board of directors of Gold Resource Corporation ("GRC"), a private corporation and an affiliate of the Company. See
Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of certain transactions between our company, GRC and certain founders of that entity.

     JOHN W. GOTH - Mr. Goth has been a director of the Company since 1987. Mr. Goth also serves on the board of directors of Royal Gold, Inc., a publicly traded company with securities quoted on the NASDAQ National Market System. For the past ten years, Mr. Goth has been a self-employed mining consultant.

     RICHARD F. NANNA - Mr. Nanna has been a director of the Company since 2003. Since 2000, Mr. Nanna has been employed by Apollo Gold Corporation, a publicly traded company and its predecessor company, Nevaro Gold, as Vice
President-Exploration/Development. From 1993 to 1999, Mr. Nanna was Vice President of Exploration for FirstMiss Gold, Getchell Gold Mining and Placer Dome.

     PETER BOJTOS - Mr. Bojtos was appointed as a director of the Company in 2003. From 1993 to 1995, he was chairman and chief executive officer of Greenstone Resources Limited, a company which was then constructing gold mines in Central America. Mr. Bojtos is a Professional Engineer and for the past 9 years has been an independent director of several mining and exploration companies. Mr. Bojtos is director, vice president and vice chairman of Fisher-Watt Gold Co. Inc. Mr. Bojtos also serves on the board of directors of Asian Mineral Resources Ltd., GMD Resources Corp, Gossan Resources, Kalimantan Gold Corp Ltd, LMX Resources, Tournigan Gold Corp (formerly named Tournigan Ventures Corp) and Vaaldiam Resources Ltd (previously named Noble Peak Resources
Ltd), each public companies with securities quoted on the Vancouver (Canada) Stock Exchange, and Birim Goldfields Inc, Desert Sun Mining Corp, and Queenstake Resources Ltd, each public companies with securities quoted on the Toronto (Canada) Stock Exchange, and Link Mineral Ventures Inc. Mr. Bojtos is also a director of Sahelian Goldfields Inc. (Sahelian) which filed a proposal to its creditors under the Bankruptcy and Insolvency Act of Canada in July 2001. As a result, Sahelian's creditors were stayed from taking action and the company was not placed into receivership or bankruptcy. The proposal of Sahelian was approved by the courts in September, 2001, and the company is now being reorganized.

     RICHARD F. MAURO - Mr. Mauro was appointed as a director of the Company on November 3, 2003. From 1999 until his retirement in 2003, Mr. Mauro was a partner and an attorney with the firm Moye Giles LLP, a Denver-based law firm. From 1992 to 1997, Mr. Mauro was executive vice president of the Castle Group, Inc., an investment management firm which invested in mining properties and companies in developing countries. Mr. Mauro is also a director of Canyon Resources Corporation, a publicly-held company with securities listed on the American Stock Exchange.

     DAVID C. REID - Effective October 19, 1993, Mr. David Reid was appointed a member of the Board of Directors of the Company. On January 1, 1994, Mr. Reid became an employee and officer of the Company with the title Vice President Exploration. Mr. Reid devotes a majority of his time to the business and affairs of the Company. Mr. Reid is also vice president and a board member of GRC.

     WILLIAM F. PASS - Mr. Pass joined the Company in June 1988 and was appointed Corporate Secretary on September 1, 1991 and effective January 1, 1994, was made Vice President Administration. Effective February 1, 1996, Mr. Pass was appointed Vice President, Chief Financial Officer and Corporate Secretary. Mr. Pass devotes a majority of his time to the business and affairs of the Company.

     There are no family relationships between officers and directors of the Company, except that David C. Reid is the brother of William W. Reid.

Audit Committee and Financial Expert

     The Company has a separately-designated standing Audit Committee of the Board of Directors as defined by rule under the Securities Exchange Act of 1934. The Audit Committee has not adopted a written charter. The Audit Committee is comprised of John W. Goth and Peter Bojtos, each independent members of the Board of Directors. The Board of Directors have determined that John W. Goth, the chairman of the Audit Committee, qualifies as an audit committee financial expert in that he has i) an understanding of generally accepted accounting principles and financial statements; ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; iii) an understanding of internal controls and procedures for financial reporting; and iv) an understanding of the audit committee functions. Mr. Goth acquired these attributes through experience in overseeing the performance of companies with respect to the preparation and evaluating of financial statements, and through his experience as a audit committee member for other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during 2004 and Forms 5 and amendments thereto, if any, furnished to the Company with respect to 2004, the Company is not aware that any person, who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of the stock of the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

     The Company has adopted, effective December 31, 2003, a code of ethics that applies to all the executive officers of the Company. A copy of the code of ethics is filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers

     The following table summarizes the total compensation of the Executive Officers of the Company for the three fiscal years ended December 31, 2004. Except as set forth below under "Non-Qualified Stock Option and Stock Grant Plan," and "Pension Plan," there were no compensation plans for which cash or non-cash distributions, other than salaries, were made during the last fiscal year: Summary Compensation Table Long Term Compensation

                                    Summary Compensation Table

                                                                        Long Term Compensation

                                                                        Awards         Payouts

                                   Annual Compensation                Securities                          All
Name and Principal       ---------------------------------------      Underlying         LTIP            Other
Position                 Year     Salary       Bonus     Other          Options        Payouts($)      Compensation
------------------       ----   ----------     -----   ---------      ----------      ----------       ------------
William W. Reid,         2004   $230,590(2)     $ -    $34,311(1)          -              $ -          $129,000(9)
President and CEO
                         2003   $230,590(2)     $ -    $99,475(3)       75,000            $ -          $220,000(9)

                         2002   $268,552(2)(4)  $ -    $ -                 -              $ -          $ -


William F. Pass,         2004   $117,480(2)     $ -    $ -                 -              $ -          $ -
Vice President,
Chief Financial          2003   $114,372(2)     $ -    $44,764(5)       75,000            $ -          $185,920(9)
Officer and
Secretary                2002   $121,688(2)(6)  $ -    $ -                 -              $ -          $ -


David C. Reid,           2004   $130,199(2)     $ -    $ -                 -              $ -          $ -
Vice President
                         2003   $126,745(2)     $ -    $49,737(7)       75,000            $ -          $393,937(9)

                         2002   $134,873(2)(8)  $ -    $ -                 -              $ -          $ -

-----------------------------

(1)  Represents $34,311 of accrued salary paid during 2004.
(2)  Includes imputed income for use of vehicle.
(3)  Represents $99,475 of 2002 accrued salary paid during 2003.
(4)  Includes $178,791 accrued but not paid during 2002.
(5)  Represents $44,764 of 2002 accrued salary paid during 2003.
(6)  Includes $80,456 accrued but not paid during 2002.
(7)  Represents $49,737 of 2002 accrued salary paid in 2003.
(8)  Includes $89,395 accrued but not paid during 2002.
(9) During 2003 and 2004, the Executive Officers exercised certain of their respective stock options at exercise price of $0.16/share which resulted in compensation for Federal tax purposes based upon the market price on the shares on the day of each exercise. William W. Reid exercised options to purchase aggregate 300,000 shares in 2003 and 150,000 shares in 2004, William F. Pass exercised options to purchase aggregate 232,326 shares in 2003, and David C. Reid exercised options to purchase 520,802 shares in 2003.


Option Grants in Last Fiscal Year

No grants of stock options were made to Executive Officers during 2004.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Table Value

Shown below is information at December 31, 2004 and for the year then ended with respect to the exercised and unexercised options to purchase the Company's common stock to Executive Officers under the Plan.

                                                   Number of
                                                   Securities
                                                   Underlying       Value of
                                                   Unexercised     Unexercised
                     Shares                        Options at      Options at
                    Acquired                       12/31/04#      12/31/04($)(1)
                       on           Value         Exercisable/    Exercisable/
Name               Exercise(#)    Realized($)    Unexercisable    Unexercisable
----              ------------    -----------    -------------    --------------
William W. Reid      150,000      $129,000(2)       75,000(3)          $0
William F. Pass            0      $      0          75,000(3)          $0
David C. Reid              0      $      0          75,000(3)          $0

---------------------

(1) Based upon the close price as reported by OTC Bulletin Board as of December 30, 2004 ($0.41 per share).

(2) Represents the difference between the exercise price of the options and the fair market value of the stock on the day of exercise, measured by the closing sale price of the common stock on that day.

(3)  Exercisable at December 31, 2004.


Material Terms of Equity Compensation Plans

     The Non-Qualified Stock Option and Stock Grant Plan, as Amended (also as referred to as the "Plan") was adopted by the Company effective March 17, 1989.

The Plan terminates by its terms on March 16, 2009. Under the Plan, as amended by shareholders on September 19, 2003, a total of 3,500,000 shares of Common Stock are reserved for issuance thereunder.

     Under the Plan, non-qualified stock options ("Options") and/or stock grants of Common Stock of the Company may be granted to key persons, including officers, directors, employees and consultants. This Plan gives the Board broad authority to grant Options and make stock grants to key persons selected by the Board while considering criteria such as employment position or other relationship with the Company, duties and responsibilities, ability, productivity, length of service or association, morale, interest in the Company, recommendations by supervisors, and other matters, and to set the option price, term of option, and other broad authorities. Options shall not be granted at less than the fair market value at the date of grant and may not have a term in excess of 10 years.

     Securities granted under the Plan are "restricted securities" as defined under the Securities Act of 1933, unless a Form S-8 Registration Statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares. Options granted under the Plan are nontransferable except by will or the laws of descent and distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

     Shown below is information at December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. This information relates to the Company's Non-Qualified Stock Option and Stock Grant Plan.

                                    Equity Compensation Plan Information

                Plan Category                  Number of securities to     Weighted-average      Number of securities
                                               be issued upon exercise     exercise price of     remaining available
                                               of outstanding options,   outstanding options,    for future issuance
                                                 warrants and rights      warrants and rights        under equity
                                                                                                  compensation plans
                                                                                                (excluding securities
                                                                                                 reflected in column
                                                                                                           (a))
                                                         (a)                     (b)                       (c)
                                              ------------------------- ----------------------- ----------------------
Equity compensation plans approved by
security holders                                       675,000                $0.71/share             1,112,637

Equity  compensation  plans not  approved  by
security holders                                          0                                               0
                                                       -------                                        ---------
TOTAL                                                  675,000                                        1,112,637
                                                       =======                                        =========

Compensation of Directors

     The Company reimburses its outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. During 2004 and 2003, the only such expenses incurred were $720 paid to Peter Bojtos during 2004. Outside directors are paid $1,000 per month for services as directors. Peter Bojtos was also paid $5,000 during 2004 as consideration for his assistance in arranging a private placement sale of common stock of the Company.

Employment Contracts

     The Company entered into Employment Agreements effective January 1, 1994, as amended June 1, 1995 and July 21, 1998 with William W. Reid, William F. Pass, and David C. Reid (the "Employment Contracts") each of which was initially for a five-year term. The Employment Contracts can be extended automatically by one year upon each anniversary date unless either the Company or employee provides the other party required written notice that the Employment Contract will not be so extended. During 1998, the Company gave written notice under each Employment Contract that it was not automatically extending the term by an additional year which resulted in such contracts having a term of four years subject to the automatic extensions each year as discussed above. Therefore, each of the Employment Contracts have a current term through December 31, 2008.

     William W. Reid's Employment Contract, as amended January 1, 2003, provides for annual base salary of $225,000, plus imputed income for use of Company vehicle. William F. Pass' Employment Contract provides for base salary of $75,000 per year for the first year, $90,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the Consumer Price Index (All Items-Urban), also referred to as the "CPI-U", plus imputed income for use of Company vehicle. David C. Reid's Employment Contract provides for base salary of $75,000 per year for the first year, $100,000 per year for the second year, and annual upward adjustments thereafter based upon increases in the CPI-U, plus imputed income for use of Company vehicle. Effective January 1, 2003, Mr. William W. Reid and the Company amended Mr. Reid's Employment Contract to eliminate the annual upward adjustment provisions related to increases in the Consumer Price Index and to reduce his salary commencing for 2003 to $225,000 per year.

     Each of the Employment Agreements provides that the employee would be entitled to receive a termination payment from the Company in a lump sum equal to 2.9 times the employee's average annual compensation for the five taxable years immediately preceding the date of termination by the employee under certain circumstances (provided that the employee is not provided continued employment for a minimum of three years with compensation and other business terms equal to or more favorable to the employee than under the Employment Agreement) summarized as follows: i) the sale by the Company of substantially all of its assets to a single purchaser or to a group of affiliated purchasers;
ii) the sale, exchange or other disposition, in one transaction or a series of related transactions, of at least 30 percent of the outstanding voting shares of the Company; iii) a decision by the Company to terminate its business and liquidate its assets; iv) the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization; v) a material change in employee's authority, duties or responsibilities; or, vi) the Company acquires any stock or other investment in any business enterprise which acquisition or investment exceeds 40 percent of the net book value of the Company. Upon the death of an employee, the Company shall pay the employee's estate an amount equal to one year's salary; and upon termination by the Company following permanent disability of the employee, the Company shall pay the employee an amount equal to two years salary.

Pension Plan

     On December 10, 1985, the Company's Board of Directors adopted a Simplified Employee Pension Plan ("SEP"). The Company evaluates annually contributions to the SEP based upon review by the Board of Directors of the performance of the Company. The Company has not yet determined if a contribution will be made for 2004. No contribution was made for 2003 or 2002. Under the SEP, the Company has the option of contributing a certain amount directly to its employees' Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 for year 2004 or 25% of that employee's total compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of the Company's common stock owned beneficially as of March 28, 2005, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a director of the Company, the Executive Officers, and all of the Company's officers and directors as a group. All ownership is record and beneficial, unless otherwise stated.

 Name and Address                                            Percentage of Class
of Beneficial Owner               Number of Shares           Beneficially Owned
-------------------               ----------------           ------------------

William W. Reid
25 Downing St No. 1-501
Denver, CO 80218                      399,500(1)                    1.9%

David C. Reid
2201 Quitman St                       427,302(1)                    2.1%
Denver, CO 80212

William F. Pass
14820 W. 58th Pl                      207,826(1)                    1.0%
Golden, CO 80403

John W. Goth
15140 Foothill Rd                                                   1.2%
Golden, CO  80401                     250,000(2)

Richard F. Nanna
4430 W. Commander Dr                  100,000(3)                    0.5%
Winnemucca, NV 89445

Peter Bojtos
2582 Taft Ct                          100,000(4)                    0.5%
Lakewood, CO 80215

Richard F. Mauro
2552 E Alameda No. 128                100,000(5)                    0.5%
Denver, CO  80209

Resource Investment Trust plc
Ocean  House                           3,232,373                   15.8%
10/12 Little Trinity Lane
London,England EC4V2DH

French American Banking
  Corporation
787 7th Ave                            2,142,171                   10.5%
New York, NY  10019

All officers and directors
  as a group (7 persons)            1,584,628(6)                    7.5%

--------------------
(1) This number includes an option to purchase 75,000 shares at $.85 per share which are currently exercisable.
(2) This number consists of an option to purchase 50,000 shares at $.85 per share which are currently exercisable.
(3) This number consists of an option to purchase 100,000 shares at $.50 per shares which are currently exercisable.
(4) This number consists of an option to purchase 100,000 shares at $.56 per share which are currently exercisable.
(5) This number consists of an option to purchase 100,000 shares at $.86 per share which are currently exercisable.
(6) Includes 575,000 shares of common stock underlying options that are currently exercisable.

Changes in Control

     We know of no arrangements, including the pledge of securities by any person, which would result in a change in control of the Company at any time in the future.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Officers and Directors

     During 2002, the executive officers agreed to defer $193,976 of salary in order to conserve working capital. Of this total, $99,475 was owed to William W. Reid, $44,764 was owed to William F. Pass and $49,737 was owed to David C. Reid. These amounts were fully paid to the three executive officers during 2003.

     Commencing July 1, 1998 and effective through December 31, 2002, the three executive officers of the Company voluntarily deferred a portion of their individual salaries in order to conserve working capital of the Company. During 2004, $34,311 of the amount owned to William W. Reid was paid. As of December 31, 2004, the cumulative total amount of such voluntary deferral was $510,449, with William W. Reid owed $245,053, William F. Pass owed $125,714 and David C. Reid owed $139,682.

     During 2004, Peter Bojtos, a director of the Company, was paid a $5,000 success fee for finding an investor for one of our private placements. The fee was calculated on the basis of 5% of the private placement closed with that investor and the Board of Directors considered the terms of that arrangement to be no less favorable than could have been obtained from an unaffiliated third party.

Gold Resource Corporation

     Effective January 1, 2002, the Company and GRC entered into a management contract (the "2002 Management Contract") which expired December 31, 2002. Under the 2002 Management Contract the Company was to be paid $30,000 per month to provided general management of GRC business activities through December 31, 2002. GRC paid $30,000 to the Company under the 2002 Management Contract but was unable to make the other required payments which amounts remain outstanding as of December 31, 2004. The Company will recognize revenue related to this item as payments, if any, are received from GRC.

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

     William W. Reid and David C. Reid, each founders of GRC, directly and beneficially own approximately 23.3% of GRC capitalization as of December 31, 2004. John W. Goth, a director of the Company, during 2003 purchased directly from GRC 10,000 shares of GRC at $.50 per share. In 2000 and 2003, William F. Pass, an officer of the Company, was granted by GRC a non-qualified stock option to purchase an aggregate 250,000 shares of GRC common stock at an exercise price of $.50 per share. During 2003 and 2004, William W. Reid and David C. Reid, each officers and directors if the Company, were each granted by GRC non-qualified stock options to purchase aggregate 400,000 shares and 300,000 shares, respectively, of GRC common stock at an exercise price of $.50 per share.

     During 2003, the Company made a non-interest bearing and unsecured loan to GRC of $30,000 to enable GRC to make certain critical payments. This loan was repaid by GRC during 2003.

     During 2004, GRC issued 600,000 shares of its common stock to Canyon Resource Corporation, a publicly traded company, in exchange for $500,000 invested in GRC by that entity. Mr. Dick Mauro, a director of our company, is also a director of Canyon.


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

10.2 Amended and Restated Non-Qualified Stock Option and Stock Grant Plan, as amended effective September 19, 2003 (Incorporated by reference from the Report on Form 10-KSB/A for the year ended December 31, 2003,
          Exhibit 10.2).

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

10.10 Management Agreement dated effective January 1, 2002 between U.S. Gold Corporation and Gold Resource Corporation (Filed with Form SB-2 Amendment No. 2 filed December 6, 2002).

10.11 Letter Agreement between BacTech Enviromet Corporation and U.S. Gold Corporation dated March 25, 2003 as amended March 28, 2003, related to the purchase by BacTech of 55% interest in Tonkin Springs LLC from Tonkin Springs Venture LP, a subsidiary of the Company (Incorporated by reference from the Report on Form 8-K dated May 5, 2003, Exhibit 10.1).

10.12 Purchase Agreement between BacTech Nevada Corporation and U.S. Gold Corporation dated effective July 31, 2003 related to the purchase by BacTech of 55% interest in Tonkin Springs LLC from Tonkin Springs Venture L.P., a subsidiary of the Company (Incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.1).

10.13 Amended and Restated Members' Agreement of the Tonkin Springs LLC between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003 (Incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.2).

10.14 Amended and Restated Operating Agreement of the Tonkin Springs LLC between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003 (Incorporated by reference from the Report on Form 8-K dated august 6, 2003, Exhibit 10.3).

10.15 Exhibit D, "Definitions", to Tonkin Springs LLC Operating Agreement dated July 31, 2003 (Incorporated by reference from the Report on Form 10-KSB/A for the year ended December 31, 2003, Exhibit 10.42).

10.16 Exhibit C, "Tax Matters", to Tonkin Springs LLC Operating Agreement dated July 31, 2003 (Incorporated by reference from the Report on Form 10-KSB/A for the year ended December 31, 2003, Exhibit 10.43).

10.17 Agreement dated effective July 28, 2003 by and between Gold Resource Corporation, an affiliate of U.S. Gold Corporation, and Canyon Resources Corporation, relating to Canyon Resource's funding for and option to acquire an interest in the El Aguila gold project in Oaxaca, Mexico (Incorporated by reference from the Report on Form 10-KSB/A for the year ended December 31, 2003, Exhibit 10.44).

14.1 Code of Ethics Policy of U.S. Gold Corporation adopted effective December 31, 2003 (Incorporated by reference from the Report on Form 10-KSB/A for the year ended December 31, 2003, Exhibit 10.41).

21. Subsidiaries of the Company (Incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2001, Exhibit 21).

*31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

*31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

*32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and William F. Pass.

*Filed herewith.


(b)  Reports on Form 8-K during the 4th quarter of 2004.

     None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees paid to the Company's principal accounting firm of Stark Winter Schenkein & Co., LLP:

                                 2004                2003
                                 ----                ----

Audit Fees                      $14,500             $21,888
Audit Related Fees              $10,974                0
Tax Fees                           0                   0
All Other Fees                     0                $3,116
                                -------             -------
     Total Fees                 $25,474             $25,004

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

March 28, 2005                        By /s/ William W. Reid
                                         -------------------------------------
                                         William W. Reid
                                         President and Chief Executive Officer

March 28, 2005                        By /s/ William F. Pass
                                         -------------------------------------
                                         William F. Pass
                                         Vice President, Chief Financial Officer
                                         and Secretary

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 28, 2005                        By /s/ William W. Reid
                                         -------------------------------------
                                         William W. Reid, President, Chief
                                         Executive Officer and Director

March 28, 2005                        By /s/ David C. Reid
                                         -------------------------------------
                                         David C. Reid, Exploration Vice
                                         President and Director

March 28, 2005                        By /s/ John W. Goth
                                         -------------------------------------
                                         John W. Goth, Director

March 28, 2005                        By /s/ Richard F. Nanna
                                         -------------------------------------
                                         Richard F. Nanna, Director

March 28, 2005                        By /s/ Peter Bojtos
                                         -------------------------------------
                                         Peter Bojtos, Director

March 28, 2005                        By /s/ Richard F. Mauro
                                         -------------------------------------
                                         Richard F. Mauro, Director