Form 10QSB
period 2005-03-31
U S GOLD CORP
filed 2005-05-13
CIK 314203

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005
                                       or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                                 Outstanding as of May 13, 2005
Common Stock, $0.10 par value                             20,457,010

                              U.S. GOLD CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at March 31, 2005              3

         Consolidated Statements of Operations
         (unaudited) for the three months ended March 31, 2005 and 2004        4

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2005 and 2004                            5

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Controls and Procedures                                              12


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    13

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                         $     81,063
 Other current assets                                                     6,716
                                                                   ------------
  Total current assets                                                   87,779
                                                                   ------------


Property and equipment, net                                              99,089
Investment in Tonkin Springs LLC                                        880,840
Investment in affiliate-GRC                                                  --
Other assets                                                                700
                                                                   ------------

  TOTAL ASSETS                                                     $  1,068,408
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $     34,669
 Installment purchase contracts                                          26,364
                                                                   ------------
   Total current liabilities                                             61,033
                                                                   ------------

Installment purchase contracts, long term                                53,336
Related party payables, long-term                                       510,449
                                                                   ------------
  Total liabilities                                                     624,818
                                                                   ------------

Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 20,457,010 shares issued and outstanding               2,045,701
 Additional paid-in capital                                          33,726,210
 Accumulated (deficit)                                              (35,328,321)
                                                                   ------------
    Total shareholders' equity                                          443,590
                                                                   ------------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $  1,068,408
                                                                   ============









              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                    U.S. GOLD CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                                               For the three
                                                    For the three              Months ended
                                                     Months ended                March 31,
                                                      March 31,                    2004
                                                         2005                   (Restated)
                                                    --------------             -------------

OTHER REVENUE:
 Interest income                                       $   1,724                 $  10,625
                                                       ---------                 ---------
  Total other revenues                                     1,724                    10,625
                                                       ---------                 ---------

COSTS AND EXPENSES:
 General and administrative                              199,620                   218,966
 Write-off BacTech purchase price receivable             182,748                        --
 Stock compensation expense                                   --                    21,800
 Interest                                                    899                       476
 Depreciation                                              4,825                     2,240
                                                       ---------                 ---------
  Total costs and expenses                               388,092                   243,482
                                                       ---------                 ---------

(Loss) before income taxes                              (386,368)                 (232,857)
                                                       ---------                 ---------
Provision for income taxes                                    --                        --
                                                       ---------                 ---------
Net (loss)                                             $(386,368)                $(232,857)
                                                       =========                 =========

Basic and diluted per share data:
 Net (loss)
   Basic                                               $   (0.02)                $   (0.01)
                                                       =========                 =========
   Diluted                                             $   (0.02)                $   (0.01)
                                                       =========                 =========













 The accompanying notes are an integral part of these consolidated financial statements.



                                         U.S. GOLD CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                                                   For the three
                                                                              For the three         Months ended
                                                                               Months ended           March 31,
                                                                                March 31,               2004
                                                                                  2005               (Restated)
                                                                              --------------        ------------
Cash flows from operating activities:
 Cash paid to suppliers and employees                                           $(176,236)           $(148,590)
 Interest received                                                                  1,724                   --
 Interest paid                                                                       (899)                (476)
 Income taxes paid                                                                     --                   --
                                                                                ---------            ---------
 Cash (used in) operating activities                                             (175,411)            (149,066)
                                                                                ---------            ---------

Cash flows from investing activities:
  BacTech Nevada purchase price payments                                          185,776                   --
                                                                                ---------            ---------
 Cash provided by investing activities                                            185,766                   --
                                                                                ---------            ---------

Cash flows from financing activities:
Sale of common stock for cash                                                          --               72,350
Payments on installment purchase contracts                                         (4,290)                  --
                                                                                ---------            ---------
 Cash provided by (used in) financing activities                                   (4,290)              72,350
                                                                                ---------            ---------

Increase (decrease) in cash and cash equivalents                                    6,075              (76,716)
Cash and cash equivalents, beginning of period                                     74,988              197,992
                                                                                ---------            ---------
Cash and cash equivalents, end of period                                        $  81,063            $ 121,276
                                                                                =========            =========

Reconciliation of net (loss) to cash (used in) operating activities:
 Net (loss)                                                                     $(386,368)           $(232,857)
 Items not requiring cash:
  Write-off of BacTech purchase price receivable                                  182,748                   --
  Interest income                                                                      --              (10,625)
  Stock compensation expense                                                           --               21,800
  Depreciation                                                                      4,825                2,240
  Decrease (increase) in other assets related to operations                          (840)             (45,498)
  Increase (decrease) in liabilities related to operations                         24,224              115,874
                                                                                ---------            ---------
Cash (used in) operating activities                                             $(175,411)           $(149,066)
                                                                                =========            =========





           The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

Certain adjustments have been made in the financial statements for March 31, 2004 to conform to accounting and financial statement presentation for the period ended March 31, 2005. The changes had no effect on Net (loss) for the quarter ended March 31, 2004.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. However, the results of operations for the interim period may not be indicative of results expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB as of and for the year ended December 31, 2004.

Per Share Amounts: Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (20,457,010 for the three month period ended March 31, 2005 and 19,525,878 for the corresponding period of 2004). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2005 and 2004 warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.   TONKIN SPRINGS PROJECT

As of March 31, 2005, the Company owns 45% of Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective July 31, 2003, the Company sold a 55% equity ownership interest in TSLLC to BacTech Nevada Corporation ("BacTech Nevada"), a Nevada corporation and subsidiary of BacTech Mining Corporation ("BacTech"), a Canadian corporation based in Ontario with shares traded on the TSX-Venture Exchange (symbol BM-T). BacTech Nevada assumed management and funding responsibilities for TSLLC effective July 31, 2003.

On April 12, 2005, BacTech Nevada gave notice that it was withdrawing from TSLLC effective May 12, 2005, as provided under the July 31, 2003 TSLLC agreements. Upon such withdrawal, BacTech Nevada's 55% interest in TSLLC will revert to the

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



Company, which will then own 100% interest in TSLLC and the Company will then be responsible for management and funding for the project. As set forth under the July 31, 2003 TSLLC agreements, BacTech Nevada is responsible to fund and satisfy all unfunded liabilities to third parties (whether such accrued before or after such withdrawal) arising out of operations conducted subsequent to July 31, 2003 but prior to the date of BacTech Nevada's withdrawal, May 12, 2005. BacTech has guaranteed the performance of BacTech Nevada under the TSLLC agreements. The Company will require substantial additional funding or will need to undertake a joint venture or other transaction in order to maintain and protect the TSLLC assets and maintain compliance with various regulatory and permit requirements.

Bonding of reclamation as required under various Nevada agencies and the BLM is the responsibility of TSLLC under the terms of the Tonkin Springs LLC Operating Agreement and was to be funded by BacTech Nevada. On September 30, 2004, TSLLC filed an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs. On March 8, 2005, BacTech Nevada was notified by the Federal Bureau of Land Management ("BLM") that TSLLC was not in compliance with its obligation to increase the related reclamation bond in respect to the Tonkin Springs property by approximately $1,119,000. If the bond is ultimately not posted, TSLLC may be subject to loss of operating permits and/or fines, and could ultimately result in initiation of reclamation at the properties with loss of the current reclamation bonding of approximately $1.7 million. The Company is in contact with the various regulatory agencies concerning the transition of the Company as manager of TSLLC and is evaluating plans and financial alternatives in order to meet requirements for compliance concerning the properties.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of March 31, 2005, reflecting the adoption of SFAS 143 and the updated estimate of reclamation cost developed in 2004 as noted above, is $1,641,093. The Company reflects its 45% share of this obligation, $738,492, in its investment balance for TSLLC. These amounts may be revised upon regulatory review of the updated reclamation cost estimate developed for regulatory purposes. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties.

The following is a reconciliation of the aggregate of asset retirement obligation projected for TSLLC:

     Asset retirement and reclamation liability-1/1/2005              $1,596,570
       Accretion of liability                                             44,523
                                                                      ----------
     Asset retirement and reclamation liability-3/31/05               $1,641,093
                                                                      ==========

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no projected adjustment during 2004 or 2005 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation.

The purchase price for BacTech Nevada's 55% equity ownership interest in TSLLC was $1,750,000 of which $1,567,252 was paid through March 31, 2005. The Company has written off and expensed the remaining purchase price receivable from BacTech Nevada of $182,748 at March 31, 2005 as BacTech Nevada has given notice of withdrawal from TSLLC as discussed further above.

BacTech Nevada is required to pay 100% of the funding required by TSLLC through the effective date if its withdrawal, May 12, 2005. Through March 31, 2005, BacTech Nevada reported that it has spent approximately $4,067,416 in such

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


funding. At March 31, 2005, TSLLC, on a 100% basis, had total assets of $6,979,037, liabilities to third parties of $160,885, accrued salary to BacTech employees of $120,000, reclamation obligations of $1,713,604 (which includes Nevada Department of Environmental Protection reclamation obligation of $72,511), and equity of $4,984,547. The Company's equity account is $5,465,907 and BacTech's is $(481,360). For the three months ended March 31, 2005, BacTech reports that total expenses of TSLLC were $368,832 which included $44,523 in accretion expense related to asset retirement obligation, and $324,309 reflecting other property holding, amortization and evaluation costs. Liabilities to third parties, if not discharged by BacTech Nevada, as provided under the TSLLC agreements, may result in certain vendors filing claims against TSLLC and potential liens against the assets of TSLLC. The Company may be required to resolve such claims in order to protect the assets of TSLLC and to then seek recovery from BacTech Nevada and/or BacTech. It is presently uncertain that the Company could recover some or all of any such recovery from BacTech.

3.   RELATED PARTY TRANSACTIONS-GOLD RESOURCE CORPORATION

As of March 31, 2005, the Company owns 3,911,352 shares (approximately 27.65%) of the common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation, after the effect of a two for one forward stock split by GRC effective February 21, 2005. Through its stock ownership in GRC, the Company has the opportunity to benefit from GRC's activities in Mexico. GRC is currently evaluating a gold/silver property in Mexico. William W. Reid and David C. Reid, each founders of GRC and officers and directors of the Company, own in the aggregate approximately 29.17% of GRC as of March 31, 2005, and William F. Pass, an officer of the Company, owns approximately 1.63% of GRC.

At March 31, 2005, GRC had unaudited assets of $19,520, total liabilities of $399,829, and shareholders' (deficit) of $(380,309). For the three months ended March 31, 2005, GRC reported a loss of $(141,974) consisting primarily of $21,330 in mineral property exploration and evaluation, $9,716 in property acquisition and related costs, and $110,940 in general and administrative expenses. During 2005, GRC has funded its operations through the sale of equity raising approximately $207,500 through May 13, 2005. GRC's net comprehensive losses for the three month periods ended March 31, 2005 and 2004 were $(141,974) and $(127,622), respectively, of which the Company's share is approximately $(39,260) and $(50,049), respectively.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion summarizes our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2005 and compares that condition to our financial condition at year-end December 31, 2004. Finally, the discussion summarizes the results of our operations for the three months period ended March 31, 2005 and compares those results to the three month period ended March 31, 2004. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company participates in two mining properties through a 45% interest in the Tonkin Springs gold property in Eureka County, Nevada, and through a 27.65% equity interest in Gold Resource Corporation ("GRC") which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico.

As of March 31, 2005, the Tonkin Springs property was operated by BacTech Nevada in its capacity as manager of the Tonkin Springs LLC ("TSLLC") where BacTech had been evaluating placing the property back into production. However, on April 12, 2005, BacTech Nevada gave notice that it was withdrawing from TSLLC effective May 12, 2005, as provided under the July 31, 2003 TSLLC agreements. Upon such withdrawal of BacTech Nevada, its 55% interests in TSLLC will revert to the Company, which will then own 100% interest in TSLLC and be responsible for management and funding for the project.

The Company is faced with an immediate need for additional funding for the Tonkin Springs project and to provide for corporate overhead. The Company intends to explore financial alternatives which include, but are not limited to, sale of assets, sale of equity, a merger with another company, or a joint venture partner, to accomplish these objectives. While the Company is confident that owning 100% of the Tonkin Springs project should enhance its ability to obtain additional funding and/or effectuate other corporate transactions, there can be no assurance that the Company will be successful in these efforts.

As set forth under the July 31, 2003 TSLLC agreements, BacTech Nevada is responsible to fund and satisfy all unfunded liabilities to third parties (whether such accrued before or after such withdrawal) arising out of operations conducted subsequent to July 31, 2003 but prior to the date of BacTech Nevada's withdrawal, May 12, 2005. BacTech has guaranteed the performance of BacTech Nevada under the TSLLC agreements.

The El Aguila property is operated by GRC, which is involved in the exploration and evaluation of that property. Both of these projects are currently in the development or exploration stage so we currently have no revenue from operations.

Plan of Operation

Our plan of operation for the foreseeable future is to (i) seek and secure immediate additional funding for the Company necessary to protect the assets of TSLLC, meet certain regulatory requirements at the Tonkin Springs property and to fund critical overhead expenses of the Company, (ii) evaluate and negotiate additional corporate transactions in an effort to increase shareholder value, which could include merger of the Company with and into another company and/or a joint venture agreement concerning the Tonkin Springs property, and (iii) encourage GRC to continue its evaluation of the El Aquila property in Mexico and if warranted, undertake development and production of the property. In order to achieve these objectives, we require substantial additional capital. The minimum annual holding costs of the Tonkin Springs property are approximately $700,000 per year with additional costs related to environmental compliance and regulatory bonding requirements. As noted below, an additional reclamation bonding deposit of $1,119,000 for Tonkin Springs is currently required in 2005. In addition, corporate overhead of the Company approximates $700,000 per year.

Historically, we have relied on the sale of equity securities, primarily in private placements, to fund our short term working capital needs, and we hope to obtain additional financing in that manner in the near future to meet our immediate requirements. In the event we are unsuccessful in that endeavor, we may be forced to sell some of our assets, such as shares in GRC, to fund our working capital requirements. Our immediate objective is to preserve and protect the Tonkin Springs property until we are able to identify a partner to help in the further financing of the mine, or a merger with another company to accomplish our objectives.

As noted above, BacTech Nevada has given notice of withdrawal from TSLLC effective May 12, 2005. At that time the Company will become 100% owner of TSLLC, project manager and be responsible for all funding. As of May 5, 2005, BacTech Nevada has reported that there were approximately $175,000 in outstanding accounts payables owed to third party vendors, suppliers and others of TSLLC, and approximately $120,000 accrued salary owed to BacTech employees. It is uncertain if BacTech Nevada or BacTech will be able to discharge the TSLLC obligations to third parties or to their own employees. In order to protect the Tonkin Springs assets, the Company may be forced to satisfy these obligations to third parties and then to seek recovery from BacTech.

BacTech Nevada has been notified by the BLM that TSLLC is not in compliance with its obligation to increase the reclamation bond in respect to the Tonkin Springs property by approximately $1,119,000 and had until approximately April 12, 2005 to post the additional reclamation bond. BacTech was unable to deposit the required reclamation bonding. The Company is in discussions with regulatory agencies seeking additional time to secure funding to post the required bonding. If the bond is not ultimately posted, TSLLC may be subject to loss of operating permits and/or fines, and could ultimately result in initiation of reclamation at the properties with loss of the current reclamation bonding of approximately $1.7 million.

         The Company also has an approximate 27.65% equity investment in GRC at March 31, 2005, which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico. GRC is currently seeking additional equity funding to continue the exploration of the El Aguila property and to evaluate the potential for its development, if warranted. Since we have a minority interest in GRC, we are not responsible for any necessary financing. During 2005 and through May 13, 2005 GRC has raised approximately $207,500 from the private sale of their equity securities.

Liquidity and Capital Resources

As of March 31, 2005, the Company had working capital of $26,746 made up of current assets of $87,779 and current liabilities of $61,033. This represents a decrease in working capital of $388,061 from fiscal year end December 31, 2004. Of that amount, $182,748 represents the remaining purchase price receivable from BacTech Nevada as of March 31, 2005 which has been written off since BacTech Nevada has since resigned from TSLLC. The balance represents cash spend or liabilities incurred in operating the Company during the first quarter of the 2005 year. In addition, the Company reported $563,785 in long term liabilities. Therefore, the Company is faced with immediate need for substantial additional funding. See "Overview" and "Plan of Operations" above for further discussion of the plans of the Company to meet these capital needs.

Net cash used by operations increased to $(175,411) for the three months ended March 31, 2005 from $(149,066) for the corresponding period in 2004. Costs paid to suppliers and employees increased to $176,236 during the 2005 period from $148,590 during the 2004 period, primarily reflecting higher investor relations program costs. Cash flows from investing activities was $185,766 for 2005 compared to $0 in 2004 reflecting purchase price payments received in 2005 from BacTech Nevada. Cash flow from financing activities decreased to $(4,290) in 2005 representing payments under installment purchase contracts, from $72,350 in 2004 from the sale of common stock.

Results of Operations

For the three months ended March 31, 2005, the Company recorded a net loss of $(386,368), or $(.02) per share, compared to a loss for the corresponding period of 2004 of $(232,857) or $(.01) per share. General and administrative expense decreased $19,346 in 2005 to $199,620, primarily reflecting lower legal, audit expense and director fees, offset, in part, by higher expense related to investor relations programs. Effective March 31, 2005, the Company wrote-off the remaining purchase price payments from BacTech Nevada of $182,748 as BacTech Nevada has given notice of their intent to withdraw from TSLLC effective May 12, 2005. This write-off contributed most significantly to the higher loss for the first quarter of 2005 compared to the corresponding period of 2004. During the 2004 period, stock compensation expense of $21,800 was recognized for the Black-Scholes pricing model value of the warrants issued in conjunction with the sale of 100,000 Units.

GRC's unaudited operating loss for the three month periods ended March 31, 2005 and 2004 is $141,974 and $127,622, respectively, of which the Company's share would be approximately $39,260 and $50,049, respectively. Under equity accounting, the Company has not recorded its share of GRC's operating losses to date since such recognition would reduce its zero basis investment in GRC to below zero.

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

Item 3.  Controls and Procedures

          (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included.

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

b.   Reports on Form 8-K.

On January 14, 2005, the Company reported on Form 8-K, Item 5.02, Departure of Directors or Principal Officers; election of Directors; Appointment of Principal Officers, the resignation of Mr. Curtis Deane as a director of the Corporation.

On January 14, 2005, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release which reported a positive internal study for the Tonkin Springs project in Eureka County, Nevada, by the manager of Tonkin Springs LLC, BacTech Mining Corporation.

On March 16, 2005, the Company reported on Form 8-K, Item 5, Other Events and Regulation FD Disclosures, a news release by BacTech Mining Corporation that it was exploring alternatives including merger of BacTech or the sale of BacTech's interest in the Tonkin Springs LLC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. GOLD CORPORATION

Dated: May 13, 2005                         By /s/ William W. Reid
                                               ---------------------------------
                                               William W. Reid, President and
                                               Chairman of the Board

Dated: May 13, 2005                         By /s/ William F. Pass
                                               ---------------------------------
                                               William F. Pass, Vice President
                                               and Chief Financial Officer