Form 10QSB
period 2005-06-30
U S GOLD CORP
filed 2005-08-15
CIK 314203

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005
                                       or
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                              Outstanding as of August 12, 2005
Common Stock, $0.10 par value                          33,296,810

                              U.S. GOLD CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at June 30, 2005             3

          Consolidated Statements of Operations
          (unaudited) for the three and six months ended
          June 30, 2005 and 2004                                              4

          Consolidated Statements of Cash Flows (unaudited) for the
          six months ended June 30, 2005 and 2004                             5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis or Plan of Operation           9

Item 3.   Controls and Procedures                                            13


Part II - OTHER INFORMATION

Item 2.   Unregistered Sale of Securities and Use of Proceeds                14

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)


ASSETS
Current assets:
 Cash and cash equivalents                                         $    106,995
 Interest receivable                                                      6,199
 Other current assets                                                     6,765
                                                                   ------------
  Total current assets                                                  119,959
                                                                   ------------

Property and equipment, net                                              90,464
                                                                   ------------
Investment in affiliate-GRC                                              92,152
                                                                   ------------
Restrictive time deposits for reclamation bonding                     1,818,609
                                                                   ------------

Other assets:
  Inactive milling equipment                                            777,819
  Other assets                                                            9,958
                                                                   ------------
    Total other assets                                                  787,777
                                                                   ------------
  TOTAL ASSETS                                                     $  2,908,961
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $     44,117
 Accrued salaries and directors fees, related parties                    66,543
 Installment purchase contracts                                          26,744
                                                                   ------------
   Total current liabilities                                            137,404
                                                                   ------------

Installment purchase contracts, long term                                46,382
Related party payables, long-term                                       510,449
Retirement obligation                                                 1,687,023
Other permit obligations                                                 72,510
                                                                   ------------
  Total liabilities                                                   2,453,768
                                                                   ------------


Shareholders' equity:
Common stock, $.10 par value, 35,000,000 shares
  authorized; 20,576,810 shares issued and outstanding                2,057,681
Additional paid-in capital                                           33,770,550
Accumulated (deficit)                                               (35,373,038)
                                                                   ------------
   Total shareholders' equity                                           455,193
                                                                   ------------

TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                                               $  2,908,961
                                                                   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                U.S. GOLD CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                          Three Months  Ended                Six Months  Ended
                                                                    ------------------------------     -----------------------------
                                                                    June 30, 2005    June 30, 2004     June 30, 2005   June 30, 2004
                                                                    -------------    -------------     -------------   -------------
OTHER REVENUE:
 Earnest money payment                                              $ 200,000         $      --         $ 200,000         $      --
 Interest income                                                        6,460            10,785             8,184            21,409
 Management contract fees realized
   from GRC                                                           330,000                --           330,000                --
 (Loss) on sale of assets                                             (12,034)               --           (12,034)               --
                                                                    ---------         ---------         ---------         ---------
  Total revenue                                                       524,426            10,785           526,150            21,409
                                                                    ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
 General and administrative                                           191,921           178,508           391,541           397,473
 Write-off of BacTech purchase
    price receivable                                                       --                --           182,748                --
 Holding costs of Tonkin Springs
    property                                                           71,242                --            71,242                --
 Stock compensation expense                                            56,400            21,429            56,400            43,229
 Equity share of GRC loss                                              58,888                --            58,888                --
 Realization reserve-GRC stock                                        168,960                --           168,960                --
 Interest                                                               1,437               831             2,336             1,307
 Accretion of asset retirement obligation
   of SFAS 143                                                         15,469                --            15,469                --
 Depreciation                                                           4,826               858             9,651             3,098
                                                                    ---------         ---------         ---------         ---------
  Total costs and expenses                                            569,143           201,626           957,235           445,107
                                                                    ---------         ---------         ---------         ---------

(Loss) before income taxes                                            (44,717)         (190,841)         (431,085)         (423,698)
                                                                    ---------         ---------         ---------         ---------
Provision for income taxes                                                 --                --                --                --
                                                                    ---------         ---------         ---------         ---------

Net (loss)                                                          $ (44,717)        $(190,841)        $(431,085)        $(423,698)
                                                                    =========         =========         =========         =========
Basic and diluted per share data:
Net (loss)
    Basic                                                           $   (0.00)        $   (0.01)        $   (0.02)        $   (0.02)
                                                                    =========         =========         =========         =========
    Diluted                                                         $   (0.00)        $   (0.01)        $   (0.02)        $   (0.02)
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



                                         U.S. GOLD CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                For the six          For the six
                                                                                Months ended         Months ended
                                                                                 June 30,              June 30,
                                                                                   2005                  2004
                                                                                -------------         ----------
Cash flows from operating activities:
 Cash paid to suppliers and employees                                            $(352,474)           $(365,156)
 Romarco earnest money payment                                                     200,000                   --
 Interest received                                                                   1,985                   --
 Interest paid                                                                      (2,336)              (1,307)
 Income taxes paid                                                                      --                   --
                                                                                 ---------            ---------
  Cash (used in) operating activities                                             (152,825)            (366,463)
                                                                                 ---------            ---------

Cash flows from investing activities:
  BacTech Nevada purchase price payments                                           185,776                   --
                                                                                 ---------            ---------
   Cash provided by investing activities                                           185,776                   --
                                                                                 ---------            ---------

Cash flows from financing activities:
 Sale of common stock for cash                                                          --              374,492
 Sale of assets for cash                                                            10,000                   --
 Purchase of treasury stock                                                            (80)                (355)
 Payments on installment purchase contracts                                        (10,864)                  --
                                                                                 ---------            ---------
  Cash provided by (used in) financing activities                                     (944)             374,137
                                                                                 ---------            ---------

Increase in cash and cash equivalents                                               32,007                7,674
Cash and cash equivalents, beginning of period                                      74,988              197,992
                                                                                 ---------            ---------
Cash and cash equivalents, end of period                                         $ 106,995            $ 205,666
                                                                                 =========            =========

Reconciliation of net (loss) to cash (used in) operating activities:
 Net (loss)
 Items not providing/requiring cash:                                             $(431,085)           $(423,698)
  Management fees paid with GRC shares
  Equity share of GRC loss                                                        (320,000)                  --
  Write-off of BacTech purchase price receivable                                    58,888                   --
  Loss on sale of assets                                                           182,748                   --
  Interest income                                                                   12,034                   --
  Stock compensation expense                                                        (6,199)             (21,409)
  Realization reserve-GRC stock                                                     56,400               43,229
  Accretion of asset retirement obligation-SFAS 143                                168,960                   --
  Depreciation                                                                      15,469                   --
  Decrease (increase) in other assets related to operations                          9,651                3,098
  Increase (decrease) in liabilities related to operations                             105                5,563
                                                                                   100,204               26,754
                                                                                 ---------            ---------
Cash (used in) operating activities                                              $(152,825)           $(366,463)
                                                                                 =========            =========




           The accompanying notes are an integral part of these consolidated financial statements.




                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

Certain reclassifications have been made in the financial statements for June 30, 2004, to conform to accounting and financial statement presentation for the period ended June 30, 2005. The changes had no effect on Net (loss) for the three and six months ended June 30, 2004.

Effective with the withdrawal of BacTech Nevada from Tonkin Springs LLC ("TSLLC") on May 12, 2005, the Company has consolidated the accounts of TSLLC in its consolidated financial statements while prior to that date the Company reflected its minority interest in TSLLC under equity method accounting.

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

Per Share Amounts: Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (20,485,915 and 20,471,642 for the three and six month periods ended June 30, 2005 and 19,667,277 and 19,613,525 for the three and six month periods of 2004). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of June 30, 2005 and 2004 warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Inactive Milling Equipment: The Company carries mining assets located at the Tonkin Springs project as inactive milling equipment. The Board of Directors periodically, but not less than annually, assesses the net realizable value of the inactive milling equipment. As a result of this assessment management has concluded that there is no impairment on the Company's inactive milling equipment as of June 30, 2005.

2.   Tonkin Springs Project

As of June 30, 2005, the Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective May 12, 2005, BacTech Nevada Corporation ("BacTech"), a Nevada corporation and subsidiary of BacTech

Mining Corporation ("BacTech"), a Canadian corporation based in Ontario, withdrew from TSLLC and its 55% interest reverted back to the Company. BacTech withdrew from TSLLC as provided in the TSLLC agreements dated July 31, 2003, and the Company assumed responsibilities for management and funding for the project.

As set forth under the July 31, 2003 TSLLC agreements, BacTech Nevada was responsible to fund and satisfy all unfunded liabilities to third parties (whether such accrued before or after such withdrawal) arising out of operations conducted subsequent to July 31, 2003, but prior to the date of BacTech's withdrawal, May 12, 2005. BacTech has guaranteed the performance of BacTech Nevada under the TSLLC agreements. The Company believes, based upon preliminary review, that BacTech may have unpaid obligations to certain third party vendors of TSLLC at the date of BacTech's withdrawal of approximately $150,000 which the Company believes may remain unpaid at June 30, 2005. Related to these obligations of BacTech, as of June 30, 2005 the Company has paid certain vendors which are critical to maintenance of the Tonkin Springs property $45,781 against the amount owed to them by BacTech as of June 30, 2005, and the Company will look to BacTech for reimbursement. The Company considers collection of its claims against BacTech to be doubtful and has provided a reserve for realization for the entire amount of such payments made to such vendors of BacTech at June 30, 2005. Under the TSLLC agreements, there may be additional obligations of BacTech to TSLLC, third parties vendors and other obligations which the Company cannot yet reasonably quantify. The Company may be required to resolve such remaining claims in order to protect the assets of TSLLC and seek recovery from BacTech Nevada and/or BacTech. The collection of any amounts owed by BacTech to the Company is uncertain at this time.

As of June 30, 2005, the Company requires substantial additional funding in order to maintain and protect the TSLLC assets and comply with various regulatory and permit requirements. See Note 6, Subsequent Event regarding funding obtained by the Company after June 30, 2005.

On September 30, 2004, TSLLC filed an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs. On March 8, 2005, BacTech was notified by the BLM that TSLLC was not in compliance with its obligation to increase the related reclamation bond in respect to the Tonkin Springs property by approximately $1,119,000. TSLLC has been given until September 21, 2005, to secure the additional bonding. The Company anticipates posting the bond from proceeds of funding discussed in Note 6, Subsequent Event.

The projected estimate of "Obligation for asset retirement" for the Tonkin Springs properties as of June 30, 2005, reflecting the adoption of SFAS 143 and the updated estimate of reclamation cost developed in 2004 as noted above, is $1,687,023. These amounts may be revised upon regulatory review of the updated reclamation cost estimate developed for regulatory purposes. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties

The following is a reconciliation of the aggregate of asset retirement obligation projected for Tonkin Springs:

     Asset retirement and reclamation liability-1/1/2005              $1,596,570
       Accretion of liability                                             90,453
                                                                      ----------
     Asset retirement and reclamation liability-6/30/05               $1,687,023
                                                                      ==========

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method if gold production begins at Tonkin Springs. There was no projected adjustment during 2004 or 2005 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation.

The purchase price for BacTech's 55% equity ownership interest in TSLLC was $1,750,000 of which $1,567,252 was paid through March 31, 2005. The Company wrote off and expensed the remaining purchase price receivable from BacTech of $182,748 in the first quarter of 2005. BacTech Nevada was required to pay 100% of the funding required by TSLLC through the effective date of its withdrawal, May 12, 2005. BacTech Nevada has reported that it spent approximately $437,875 in 2005 through the effective date of their withdrawal, May 12, 2005. Such amounts are not included in the Consolidated Statement of Operations for the six months ended June 30, 2005, since BacTech was responsible for funding.

3.   Terminated Proposed Merger

On June 21, 2005, the Company entered into an agreement (the "Romarco Letter Agreement") with Romarco Minerals Inc. ("Romarco") which proposed a merger of the Company with both Romarco and Western Goldfields Inc. The Romarco Letter Agreement contained certain binding terms between the parties contingent upon Romarco providing $1.3 million in funding to the Company no later than July 20, 2005. Romarco paid earnest money of $200,000 to the Company with the Romarco Letter Agreement but did not fund the required $1.3 million. The Romarco Letter Agreement provided for a 30-day "exclusivity period" within which the Company was limited in discussions for a merger or acquisition with any entity other than Romarco, and contemplated that the parties would negotiate a definitive merger agreement. The exclusivity period expired without Romarco providing the requisite financing to the Company. Following consummation of the agreement with the investor discussed below, the Company terminated negotiations for a merger with Romarco and Western Goldfields. As provided under the Romarco Letter Agreement, the Company, Romarco and Western Goldfields have no further obligations to each other except as provided under confidentiality agreements among and between the parties.

4.   Shareholders' Equity

During June 2005, the Company issued 120,000 shares of its stock valued at $0.47 per share, or $56,400 in the aggregate, to Excalibur Resources Ltd ("Excalibur), in exchange for cancellation of warrants to purchase 100,000 shares of the Company's stock expiring in June 2006, and settlement of other issues. The Company recorded stock compensation expense of $56,400 during the quarter ended June 30, 2005 related to this transaction.

See Note 6, Subsequent Event, regarding issuance of shares by the Company related to various agreements entered into effective July 29, 2005.

Also during July 2005, the Company offered to issue shares to holders of warrants covering the right to purchase 145,000 shares of common stock of the Company under which the Company would issue 145,000 shares for cancellation of those warrant agreements and settlement of other obligations. All warrant holders have accepted the Company's offer and the related shares were issued in August 2005, with the related warrants cancelled.

After the various transactions discussed above and in Note 6, Subsequent Event, the Company has approximately 1,390,000 shares of authorized but unissued common stock available for issuance in the future.

5.   Related Party Transactions-Gold Resource Corporation

As of June 30, 2005, the Company owned 5,191,352 shares (approximately 32.65%) of the common stock of Gold Resource Corporation ("GRC"), a private Colorado corporation, after the effect of a two for one forward stock split by GRC effective February 21, 2005, and settlement of amounts due under a 2002 management contract, discussed further below. GRC is currently in the exploration stage and is evaluating a gold/silver property in Mexico. In a transaction effective July 28, 2005, the Company disposed of all the GRC shares. See Note 6.

GRC owed the Company $330,000 under a 2002 management contract that expired by its term December 31, 2002, and that amount had not been previously recognized as a receivable or as revenue by the Company until the amount was realized. In the quarter ended June 30, 2005, GRC paid $10,000 of the amount in cash and issued to the Company 1,280,000 shares of GRC stock with an agreed upon value of $0.25 per share in full satisfaction of its obligations under the 2002 management contract. The shares of GRC are not currently publicly traded. The 1,280,000 shares of GRC received in satisfaction of the 2002 management contract were determined by third party evaluation to have a fair value of $151,040 and the Company therefore recorded a reserve for realization of $168,960 related to the value of the 1,280,000 shares during the quarter ended June 30, 2005. Also during the quarter ended June 30, 2005, GRC purchased a used truck from the Company for cash of $10,000 which resulted in a loss on disposition of $12,034.

At June 30, 2005, GRC had unaudited assets of $19,357, total liabilities of $3,164, and shareholders' equity of $16,193. For the six months ended June 30, 2005, GRC reported a comprehensive loss of $(201,472) consisting primarily of $72,399 in mineral property exploration and evaluation, $16,745 in property acquisition and related costs, and $112,637 in general and administrative expenses. The Company's share of GRC's net comprehensive loss for the six months ended June 30, 2005 and 2004 was $(58,888) and $(111,007), respectively.

6.   Subsequent Event

On July 29, 2005, the Company entered into an agreement to sell an aggregate of 11,100,000 shares of its common stock, par value $0.10 per share (the "Shares"), to an individual investor for $4,000,000 in cash. The agreement between the Company and the investor is represented by a Letter Agreement and Stock Subscription Agreement, each dated July 29, 2005. Following completion of this transaction, the investor became the Company's largest shareholder, owning slightly more than 33.3% of its outstanding stock.

As a condition to completion of the agreements with the investor, the Company also consummated agreements with each of its existing executive officers pursuant to which their employment contracts with the Company were terminated ("Termination Agreements"). These Termination Agreements provide for cash payments to the three individuals in the aggregate amount of $1,000,000, issuance of 1,025,000 shares of the Company's common stock and distribution of 5,191,352 shares of common stock of GRC, representing all of the GRC stock owned by the Company prior to the transaction. These Termination Agreements were effective July 28, 2005.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion summarizes our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2005 and compares that condition to our financial condition at year-end December 31, 2004. Finally, the discussion summarizes the results of our operations for the three and six month periods ended June 30, 2005 and compares those results to the three and six month periods ended June 30, 2004. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended December 31, 2004.

As of June 30, 2005, the Company participated in two mining properties through a 100% interest in the Tonkin Springs gold property in Eureka County, Nevada, and through a 32.65% equity interest in Gold Resource Corporation ("GRC") which is exploring the El Aguila gold/silver property in the state of Oaxaca, Mexico. Effective May 12, 2005, the Company assumed 100% ownership of and management responsibilities for the Tonkin Springs property through the Tonkin Springs LLC ("TSLLC") effective with the withdrawal of BacTech Nevada from TSLLC. In July 2005, the Company disposed of its interest in GRC.

Plan of Operation

Our plan of operation for 2005 is to obtain financing necessary and sufficient to pay the holding costs associated with our Tonkin Springs property and provide for continued exploration and development of the property. Our ultimate goal is to put the property back in production.

To implement our plan of operation, we have investigated several opportunities to obtain financing and further the development of the Tonkin Springs project. Those investigations resulted in an agreement with two other gold companies in June 2005 which contemplated merging their operations and obtaining additional financing. However, the Company did not receive the requisite financing by the deadline set forth in the agreement, and the contemplated transaction was terminated.

In July 2005, the Company's efforts culminated in the sale of a significant amount of our common stock and the anticipated appointment of a new Chief Executive Officer. Effective July 29, 2005, we sold 11,100,000 shares of our common stock to a single investor for $4 million. In conjunction with that transaction, and following necessary regulatory filings, it is anticipated that a majority of our existing Board of Directors will resign and be replaced with individuals nominated by the investor. It is also anticipated that the investor, Robert R. McEwen, will be appointed as our Chief Executive Officer.

Proceeds from the investment will be used for the immediate purpose of paying certain holding costs associated with the Tonkin Springs property. A significant portion of that amount, approximately $1,119,000, will be paid to the Bureau of Land Management and Nevada Department of Environmental Protection to increase our bond for estimated reclamation costs at the Tonkin Springs property. A significant portion of the remainder has been paid through termination agreements with our executive management.

Our longer term objective is to complete exploration of the Tonkin Springs property, and if warranted, develop a plan for placing the property back into production, and explore opportunities to acquire additional exploration and production properties. We believe the transaction with Mr. McEwen will assist in meeting those objectives, since Mr. McEwen has significant experience in the gold mining industry and contacts in the financial community. While the Company requires significant additional financing to complete exploration and development of the Tonkin Springs property, we are unable to determine the precise amount at this time.

We expect that the new Board of Directors will refine or revise this plan in the future.

Liquidity and Capital Resources

As of June 30, 2005, the Company had working capital deficit of $(17,445) comprised of current assets of $119,959 and current liabilities of $137,404, including $66,543 owed to related parties. This represents a decrease in working capital of $432,252 from fiscal year end December 31, 2004. Of that decrease $182,748 represents the remaining purchase price receivable from BacTech Nevada at March 31, 2005 which was written off with BacTech Nevada's withdrawal from TSLLC. The balance represents cash spent or liabilities incurred in operating the Company during the six months ended June 30, 2005.

Net cash used by operations decreased to $(152,825) for the six months ended June 30, 2005 from $(365,156) for the corresponding period in 2004. Cash paid to suppliers and employees decreased slightly to $352,474 during the 2005 period from $365,156 during the 2004 period, primarily reflecting the accrual of $66,543 in salaries to executives and directors fees. The $200,000 Romarco earnest money payment related to a proposed merger. Cash flows from investing activities were $185,776 for 2005 compared to $0 in 2004 reflecting purchase price payments received in 2005 from BacTech Nevada and Cash flow from financing activities decreased to $(944) in 2005 compared to $374,137 in 2004, representing sales of assets and payments under installment purchase contracts in the 2005 period, and $374,492 in sales of common stock in the 2004 period with no such sales in the 2005 period.

The sale of stock to Mr. McEwen subsequent to June 30, 2005 will substantially enhance the Company's working capital and provide liquidity for the foreseeable future. As mentioned previously, a substantial portion of that investment will be used to pay accrued holding costs related to the Tonkin Springs property and settlement of the Company's obligations under previously-existing employment contracts. The remainder will be available for corporate overhead and other purposes.

Results of Operations

For the six months ended June 30, 2005, the Company recorded a net loss of $(431,085), or $(.02) per share, compared to a loss for the corresponding period in 2004 of $(423,698), or $(.02) per share. The loss for the three months ended June 30, 2005 was $(44,717), or $(.00) per share, compared to a loss for the corresponding period in 2004 of $(190,841), or $(.01) per share. In both the three and six month periods of 2005, the Company realized other revenue, including $200,000 received as an earnest money deposit in connection with negotiations for a merger, and $330,000 in management fees from GRC. Revenue during the three and six month periods ending June 30, 2005 represented a substantial increase from the corresponding periods of 2004, when revenue was limited to interest income.

General and administrative expenses decreased $5,932 for the first six months of 2005 compared to the similar period of 2004, reflecting lower legal and auditing expenses and director fees, offset, in part, by higher salaries and other expenses. General and administrative expenses for the three-month period ended June 30, 2005 increased approximately 7.5% compared to the comparable period of 2004. An increase in salaries is the single largest factor contributing to this increase.

Effective March 2005, the Company wrote off the remaining purchase price from BacTech Nevada of $182,748, as that entity had given notice of its withdrawal from TSLLC in May 2005. That fact, among others, contributed to a substantial increase in the Company's costs and expenses for the first six months of 2005, compared to the comparable period of 2004.

For both the three and six month periods ended June 30, 2005, the Company recognized holding costs in connection with the Tonkin Springs property. Prior to its withdrawal from TSLLC, BacTech was responsible for paying these holding costs. Effective with BacTech's withdrawal in May 2005, the Company was responsible for these costs.

Stock compensation expense increased for the three and six months ended June 30, 2005 compared to the similar periods of 2004 due to the issuance of shares in satisfaction of outstanding warrants and other obligations. Also in 2005, the Company reported its share of losses from GRC, as it determined that the shares of GRC acquired in 2005 had a determinable value. The fair value of the GRC shares received in satisfaction of a management fee, $320,000, was reserved based on the fair value determined by a third party, and realization reserve expense of $168,960 was recognized.

GRC's unaudited operating losses for the six-month periods ending June 30, 2005 and 2004 were $(201,472) and $(292,086), respectively, of which the Company's share is $(58,888) and $(111,007). The Company recorded its share of this GRC loss for 2005 under equity accounting, reducing its investment in GRC shares by the same amount. In 2004, under equity accounting, the Company did not record its share of GRC's operating losses, since such recognition would reduce its zero basis investment below zero. The Company disposed of its GRC stock subsequent to June 30, 2005.

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

     o    Our ability to identify, finance and integrate other acquisitions; and

     o    Volatility of our stock price.

Investors should also be aware that in connection with the financing completed in July 2005 of this year, it is anticipated that the Company will experience a change in control. Pursuant to the Letter Agreement with Mr. McEwen, a majority of the Board of Directors will resign and, following necessary regulatory filings, be replaced by individuals nominated by Mr. McEwen. Further, our existing executive officers will resign and be replaced by individuals appointed by the new Board. It is expected that the new Board will include Mr. McEwen and that he will be appointed the new chief executive officer of the Company. Messrs. William and David Reid, founders of the Company and officers and directors since its inception, will resign their positions as such. There is no assurance that the new Board and/or new executive officers will be successful in executing the Company's business plan or in raising the capital necessary to finance the continued development of the Tonkin Springs property.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

          (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included

          (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2005, the Company issued an aggregate of 120,000 shares of its common stock to a single entity in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"). On July 28, 2005, the Company issued another 145,000 shares of common stock to three entities in a transaction that was not registered under the Act. In each case, the shares were issued in exchange for cancellation of outstanding warrant agreements and a release of the Company from other obligations. In each transaction, the Company relied on the exemption from registration provided by Rule 506 of Regulation D of the Act, as the Company reasonably believed that all the investors were accredited investors and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of the investment. The Company did not pay any underwriting discounts or commissions in either transaction, as no underwriter was involved.


Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

     32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and William F. Pass.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               U.S. GOLD CORPORATION

Dated: August 12, 2005                      By /s/ William W. Reid
                                               ---------------------------------
                                               William W. Reid, President and
                                               Chairman of the Board

Dated: August 12, 2005                      By /s/ William F. Pass
                                               ---------------------------------
                                               William F. Pass, Vice President
                                               and Chief Financial Officer