Form 10QSB
period 2005-09-30
U S GOLD CORP
filed 2005-11-14
CIK 314203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

 (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                to
                                         --------------    ---------------



                              U.S. GOLD CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           COLORADO                     0-9137                    84-0796160
----------------------------       ----------------          -------------------
(State or other jurisdiction       (Commission File           (I.R.S. Employer
     of incorporation or                 Number)             Identification No.)
         organization)


          2201 Kipling Street, Suite 100, Lakewood, Colorado 80215-1545
          -------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number including area code: (303) 238-1438

                                      N/A
               --------------------------------------------------
               (Former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No
                                                                 ---       ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,296,810 shares outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format:  Yes          No    X
                                                      ---         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes          No    X
                                          ---         ---

                              --------------------

                              U.S. GOLD CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at September 30, 2005        3

          Consolidated Statements of Operations
          (unaudited) for the three and nine months ended
          September 30, 2005 and 2004                                         4

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2005 and 2004                       5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis or Plan of Operation          10

Item 3.   Controls and Procedures                                            14


Part II - OTHER INFORMATION

Item 2.   Unregistered Sale of Securities and Use of Proceeds                14

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

                              U.S. GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)
         ASSETS
Current assets:
 Cash and cash equivalents                                         $  1,350,523
 Interest receivable                                                     12,615
 Other current assets                                                     3,377
                                                                   ------------
  Total current assets                                                1,366,515
                                                                   ------------

 Property and equipment, net                                             14,330
                                                                   ------------

Restrictive time deposits for reclamation bonding                     2,937,525
                                                                   ------------

Other assets:
  Inactive milling equipment                                            777,819
  Other assets                                                            8,700
                                                                   ------------
    Total other assets                                                  786,519
                                                                   ------------
  TOTAL ASSETS                                                     $  5,104,889
                                                                   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $    119,520
                                                                   ------------
    Total current liabilities                                           119,520
                                                                   ------------

Retirement obligation                                                 1,734,410
Other permit obligations                                                 72,510
                                                                   ------------
  Total liabilities                                                   1,926,440
                                                                   ------------

Shareholders' equity:
 Common stock, $.10 par value, 35,000,000 shares
   authorized; 33,296,810 shares issued and outstanding               3,329,681
 Additional paid-in capital                                          37,136,277
 Accumulated (deficit)                                              (37,287,509)
                                                                   ------------
    Total shareholders' equity                                        3,178,449
                                                                   ------------
 TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                                              $  5,104,889
                                                                   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                             U.S. GOLD CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                        Three Months Ended                   Nine Months Ended
                                                  September 30,     September 30,      September 30,      September 30,
                                                  -------------     -------------      -------------      -------------
                                                      2005              2004                2005              2004
                                                      ----              ----                ----              ----
OTHER REVENUE:
 Earnest money payment                            $        --        $        --        $   200,000        $        --
 Interest income                                        8,971             10,009             17,155             31,418
 Management contract fees realized
   from GRC                                                --                 --            330,000                 --
 Realized gain from GRC shares                        520,428                 --            520,428                 --
 (Loss) on sale of assets                             (17,948)                --            (29,982)                --
                                                  -----------        -----------        -----------        -----------
  Total other revenue                                 511,451             10,009          1,037,601             31,418
                                                  -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
 General and administrative                           346,902            210,629            738,443            608,102
 Write-off of BacTech purchase
    price receivable                                       --                 --            182,748                 --
 Holding costs of Tonkin Springs
    Property                                          367,269                 --            438,511                 --
 Employment termination payments                    1,423,824                 --          1,423,824                 --
 Stock compensation expense                           238,000                 --            294,400             43,229
 Equity share of GRC loss                                  --                 --             58,888                 --
 Realization reserve-GRC stock                             --                 --            168,960                 --
 Interest                                                 625                128              2,961              1,435
 Accretion of asset retirement obligation
   of SFAS 143                                         47,387                 --             62,856                 --
 Depreciation                                           1,914              1,286             11,565              4,384
                                                  -----------        -----------        -----------        -----------
  Total costs and expenses                          2,425,921            212,043          3,383,156            657,150
                                                  -----------        -----------        -----------        -----------
(Loss) before income taxes                         (1,914,470)          (202,034)        (2,345,555)          (625,732)
                                                  -----------        -----------        -----------        -----------
Provision for income taxes                                 --                 --                 --                 --
                                                  -----------        -----------        -----------        -----------

Net (loss)                                        $(1,914,470)       $  (202,034)       $(2,345,555)       $  (625,732)
                                                  ===========        ===========        ===========        ===========
Basic and diluted per share data:
Net (loss)
   Basic                                          $     (0.07)       $     (0.01)       $     (0.10)       $     (0.03)
                                                  ===========        ===========        ===========        ===========
   Diluted                                        $     (0.07)       $     (0.01)       $     (0.10)       $     (0.03)
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


                                         U.S. GOLD CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                   For the nine           For the nine
                                                                   months ended           months ended
                                                                   September 30,          September 30,
                                                                       2005                    2004
                                                                   -------------          -------------
Cash flows from operating activities:
 Cash paid to suppliers and employees                              $(1,987,788)            $  (660,406)
 Earnest money payment                                                 200,000                      --
 Interest received                                                       2,371                      --
 Interest paid                                                          (2,961)                 (1,435)
 Income taxes paid                                                          --                      --
                                                                   -----------             -----------
   Cash (used in) operating activities                              (1,788,378)               (661,841)
                                                                   -----------             -----------
Cash flows from investing activities:
  BacTech Nevada purchase price payments                               185,776                 187,500
  Increase to restricted investments securing reclamation           (1,118,733)                     --
                                                                   -----------             -----------
   Cash provided by (used in) investing activities                    (932,957)                187,500
                                                                   -----------             -----------
Cash flows from financing activities:
 Sale of common stock for cash                                       4,000,000                 374,492
 Sale of assets for cash                                                10,000                      --
 Purchase of treasury stock                                                (80)                   (355)
 Payments on installment purchase contracts                            (13,050)                     --
                                                                   -----------             -----------
   Cash provided by financing activities                             3,996,870                 374,137
                                                                   -----------             -----------

Increase (decrease) in cash and cash equivalents                     1,275,535                (100,204)
Cash and cash equivalents, beginning of period                          74,988                 197,992
                                                                   -----------             -----------
Cash and cash equivalents, end of period                           $ 1,350,523             $    97,788
                                                                   ===========             ===========

Reconciliation of net (loss) to cash (used in) operating
activities:
 Net (loss)                                                        $(2,345,555)            $  (625,732)
 Items not providing/requiring cash:
  Management fees paid with GRC shares                                (320,000)                     --
  Realized gain from GRC shares                                       (520,428)                     --
  Equity share of GRC loss                                              58,888                      --
  Non-cash portion of termination payments                             423,824                      --
  Write-off of BacTech purchase price receivable                       182,748                      --
  Loss on sale of assets                                                19,982                      --
  Interest income                                                      (14,784)                (31,418)
  Stock compensation expense                                           294,400                  43,229
  Realization reserve-GRC stock                                        168,960                      --
  Accretion of asset retirement obligation-SFAS 143                     62,856                      --
  Depreciation                                                          11,565                   4,384
  Decrease (increase) in other assets related to operations              1,308                   6,867
  Increase (decrease) in liabilities related to operations             187,858                  59,171
                                                                   -----------             -----------
 Cash (used in) operating activities                               $(1,788,378)            $  (661,841)
                                                                   ===========             ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

Certain reclassifications have been made in the financial statements at September 30, 2004, and for the nine month period then-ended, to conform to accounting and financial statement presentation for the period ended September 30, 2005. The changes had no effect on Net (loss) for the three and nine months ended September 30, 2004.

Effective with the withdrawal of BacTech Nevada from Tonkin Springs LLC ("TSLLC") on May 12, 2005, the Company has consolidated the accounts of TSLLC in its consolidated financial statements while prior to that date the Company reflected its minority interest in TSLLC under the equity method of accounting.

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

Per Share Amounts: Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (29,444,834 and 23,495,593 for the three and nine month periods ended September 30, 2005 and 20,457,526 and 19,887,255 for the three and nine month periods of 2004). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of September 30, 2005 and 2004, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Inactive Milling Equipment: The Company carries mining assets located at the Tonkin Springs project as inactive milling equipment. The Board of Directors periodically, but not less than annually, assesses the net realizable value of the inactive milling equipment. As a result of this assessment, management has concluded that there is no impairment on the Company's inactive milling equipment as of September 30, 2005.


2.   Tonkin Springs Project

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company ("TSLLC") which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada. Effective May 12, 2005, BacTech Nevada Corporation ("BacTech"), a Nevada corporation and subsidiary of BacTech Mining

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)



Corporation ("BacTech"), a Canadian corporation based in Ontario, withdrew from TSLLC and its 55% interest reverted back to the Company. BacTech withdrew from TSLLC as provided in the TSLLC agreements dated July 31, 2003, and the Company assumed responsibilities for management and funding for the project.

As set forth under the July 31, 2003, TSLLC agreements, BacTech Nevada was responsible to fund and satisfy all unfunded liabilities to third parties (whether such accrued before or after such withdrawal) arising out of operations conducted subsequent to July 31, 2003, but prior to the date of BacTech's withdrawal, May 12, 2005. BacTech has guaranteed the performance of BacTech Nevada under the TSLLC agreements. The Company believes it has certain claims against BacTech related to TSLLC. There may also be additional obligations of BacTech to third parties vendors and other obligations for TSLLC which the Company cannot yet reasonably quantify. The Company may be required to resolve any such remaining claims in order to protect the assets of TSLLC and to seek recovery, if any, from BacTech. The Company considers collection of any claims against BacTech to be doubtful and has provided a reserve for realization for the entire amount of any such claims at September 30, 2005.

On September 30, 2004, TSLLC filed an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs. On November 5, 2004, BacTech was notified by the BLM of the need to increase the reclamation bond relating to the Tonkin Springs project by $1,118,733. On March 8, 2005, BacTech was notified that TSLLC was not in compliance with this obligation. Subsequent to the withdrawal of BacTech, the Company posted the additional bonding during the period ended September 30, 2005, from a portion of the proceeds from the sale of shares of the Company (see Note 3 and 5) and TSLLC is now in compliance with bonding requirements.

The projected estimate of "Retirement Obligation" for the Tonkin Springs properties as of September 30, 2005, reflecting the adoption of SFAS 143 and the updated estimate of reclamation cost developed in 2004 as noted above, is $1,734,410. These amounts may be revised upon regulatory review of the updated reclamation cost estimate developed for regulatory purposes or for changes in the future plans of the property. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties

The following is a reconciliation of the aggregate of asset retirement obligation projected for Tonkin Springs:

     Asset retirement and reclamation liability-1/1/2005              $1,596,570
       Accretion of liability                                            137,840
                                                                      ----------
     Asset retirement and reclamation liability-9/30/05               $1,734,410
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

The purchase price for BacTech's 55% equity ownership interest in TSLLC was $1,750,000 of which $1,567,252 was paid through the date of BacTech's withdrawal. The Company wrote off and expensed the remaining purchase price receivable from BacTech of $182,748 in the first quarter of 2005. BacTech Nevada has reported that it spent approximately $437,875 on property holding and annual lease payments in 2005 through the effective date of their withdrawal, May 12, 2005. Such amounts are not included in the Consolidated Statement of Operations for the nine months ended September 30, 2005, since BacTech was responsible for funding.

                              U.S. GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


3.   Change in Control

On August 2, 2005, the Company sold an aggregate of 11,100,000 shares of its common stock (the "Shares") to Robert R. McEwen for $4,000,000 in cash. Following the closing of this transaction, Mr. McEwen became the Company's largest shareholder, owning slightly more than 33.3% of its outstanding stock. With this transaction and Mr. McEwen's subsequent appointment as Chairman of the Board and Chief Executive Officer, the Company underwent a change in control. Mr. McEwen also has the right to nominate a majority of the Company's Board of Directors.


4.   Termination and Other Agreements

As a condition to completion of the transactions discussed in Note 3 above, and in consideration of prior uncompensated services and termination of outstanding stock options, the Company consummated agreements with each of its then existing executive officers pursuant to which their employment contracts with the Company were terminated ("Termination Agreements"). These Termination Agreements provided for cash payments to the three individuals in the aggregate amount of $1,000,000, issuance of 1,025,000 shares of the Company's common stock (see Note
6) and distribution of 5,191,352 shares of common stock of Gold Resource Corporation ("GRC"), representing all of the GRC stock owned by the Company prior to the transaction (see Note 7). The GRC stock was valued at $0.118 or $612,580 per share, the fair value as determined by an independent third party. The Termination Agreements were effective July 28, 2005.

The Company also issued an aggregate of 450,000 shares of its common stock (see
Note 6) to its then-existing four independent members of the Board of Directors as a condition to completion of the transactions discussed in Note 3 above. These shares were issued under the Company's Non-Qualified Stock Option and Stock Grant Plan. Outstanding stock options with each of these directors and the three executive officers were also cancelled.


5.   Terminated Proposed Merger

On June 21, 2005, the Company entered into an agreement (the "Romarco Letter Agreement") with Romarco Minerals Inc. ("Romarco") which proposed a merger of the Company with both Romarco and Western Goldfields Inc. The Romarco Letter Agreement provided a 30-day "exclusivity period" within which the Company was limited in discussions for a merger or acquisition with any entity other than Romarco, and contemplated that the parties would negotiate a definitive merger agreement. Romarco paid earnest money of $200,000 to the Company with the Romarco Letter Agreement. The exclusivity period expired without Romarco providing the requisite financing to the Company. Following consummation of the McEwen Transaction discussed in Note 3, the Company terminated negotiations with Romarco. The Company, Romarco and Western Goldfields have no further obligations to each other except as provided under confidentiality agreements among and between the parties.


6.   Shareholders' Equity

As discussed further in Note 3 above, on August 2, 2005, the Company sold 11,100,000 shares of its common stock to a single investor for $4,000,000 in cash. Related to this transaction, the Company issued 450,000 shares of its stock valued at $0.40 per share, or $180,000, to its then four independent directors as a stock grant under the Company's Non-Qualified Stock Option and Stock Grant Plan (the "Plan"). Directors terminated option agreements for aggregate 450,000 shares of stock. Related to the Termination Agreements with three executive officers, the Company issued 1,025,000 shares of its stock valued at the closing market price on the day of the transaction of $0.39 per share, or $399,750, under the Plan. Executives terminated option agreements covering aggregate 225,000 shares of stock. As of September 30, 2005, there are no remaining stock option agreements outstanding under the Plan.

During June 2005, the Company issued 120,000 shares of its stock valued at $0.47 per share, or $56,400 in the aggregate, to an investor in exchange for cancellation of warrants to purchase 100,000 shares of the Company's stock expiring in June 2006, and settlement of other issues. In July 2005, the Company issued 145,000 shares of its stock valued at $0.40 per shares, or $58,000, in exchange for cancellation of warrants to purchase 145,000 shares of the Company's stock expiring through June 29, 2006. The Company recorded stock compensation expense of $114,400 related to these transactions. As of September 30, 2005, there are no remaining warrants to purchase shares of the Company's stock.

After the various transactions discussed above and in Notes 3 and 4, the Company has approximately 1,390,000 shares of authorized but unissued and unreserved common stock available for issuance in the future.


7.   Related Party Transactions-Gold Resource Corporation

As discussed in Note 4, above, effective July 29, 2005, related to the Termination Agreements, the Company disposed of 5,191,352 shares (approximately 32.65%) of the common stock of GRC, a private Colorado corporation, representing all of the Company's interest in GRC. The Company's share of GRC's net comprehensive loss for 2005 prior to the disposition of its interest in GRC and for the nine months ended September 30, 2004, was $(58,888) and $(111,007), respectively.

GRC owed the Company $330,000 under a 2002 management contract that expired by its term December 31, 2002, and that amount had not been previously recognized as a receivable or as revenue by the Company until the amount was realized. In June 2005, GRC paid $10,000 of the amount in cash and issued to the Company 1,280,000 shares of GRC stock with an agreed upon value of $0.25 per share in full satisfaction of its obligations under the 2002 management contract. Since the shares of GRC are not publicly traded, the 1,280,000 shares of GRC received in satisfaction of the 2002 management contract were determined by third party evaluation to have a fair value of $151,040 and the Company recorded a reserve for realization of $168,960 related to the value of the 1,280,000 shares during the quarter ended June 30, 2005.

In June 2005, GRC purchased a used truck from the Company for cash of $10,000 which resulted in a loss on disposition of $12,034.


8.   Subsequent Event

On October 24, 2005, the Company entered into an employment agreement (the "Employment Agreement") with Ann S. Carpenter ("Carpenter") as the Company's new President and Chief Operating Officer. The Employment Agreement is for a term of three years and provides for a base salary of $170,000 per year and other employee benefits. In addition, the Company agreed to issue to Carpenter a stock option under the Non-Qualified Stock Option and Stock Grant Plan (the "Plan") granting her the right to purchase 100,000 shares of common stock at an exercise price of $2.09 per share, exercisable for up to 10 years. The Company is also obligated to issue another option for 200,000 shares at an exercise price to be determined at such time as the shareholders approve an increase in the Company's authorized stock and an increase in the amount of stock authorized to be issued under the Plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion summarizes the plan of operation of U.S. Gold Corporation (the "Company") for the next twelve months. It also analyzes the Company's financial condition at September 30, 2005 and compares that to its financial condition at year-end December 31, 2004. Finally, the discussion summarizes the results of the Company's operations for the three and nine month periods ended September 30, 2005 and compares those results to the three and nine month periods ended September 30, 2004. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

As of September 30, 2005, the Company participates in one mining property through a 100% interest in the Tonkin Springs gold property in Eureka County, Nevada. Effective May 12, 2005, the Company assumed 100% ownership of and management responsibilities for the Tonkin Springs property through the Tonkin Springs LLC ("TSLLC") effective with the withdrawal of BacTech Nevada from TSLLC. In July 2005, the Company disposed of its interest in Gold Resource Corporation ("GRC"), terminating its interest in a mining prospect in Oaxaca, Mexico.

Plan of Operation

The Company's plan of operation for the remainder of 2005 and into 2006 is to further explore and address various permitting issues at the Tonkin Springs property and to evaluate other property acquisitions. The ultimate goal is to undertake and complete an extensive exploration program at Tonkin Springs and potentially put the property back into production.

Previous efforts to explore and develop the Tonkin Springs property have been focused on relatively shallow mineral deposits in a limited portion of the property. While these deposits remain of interest, the Company is currently conceiving a plan to explore elsewhere on the property and, overall, to explore deeper, potentially larger deposits suggested by other activity on the Cortez Trend. Just North of the Tonkin Springs property sits Placer Dome's Cortez Hills discovery, which has been reported to contain significant gold resources and was recently approved for production. This discovery changed the outlook for the Cortez Trend, because it suggests the same style of deposit is present as those which reside in the Carlin Trend. The Carlin Trend is adjacent and parallel to the Cortez Trend. To date the Carlin Trend has mined over 60 million ounces of gold. Past exploration at the Tonkin Springs property was predominately close to the surface and was not focused on finding a Carlin style deposit similar to Cortez Hills, which is found deeper in the ground, located in what is referred to as the Lower Plate. This Lower Place has never been hit on our property. Nevada Pacific Gold, which holds small blocks of land within Tonkin Springs, announced the discovery of Lower Plate rocks on its property. This is a very intriguing development with implications on our Tonkin Springs property.

With the change in control which the Company has recently undergone, one important element of the plan of operation is to identify and retain a management team that is capable of addressing the needs of exploring and evaluating the Tonkin Springs property. On October 24, 2005, the Company hired Ann S. Carpenter as its president and chief operating officer. While Mr. McEwen and Mrs. Carpenter, respectively the Company's new chief executive officer and president, have significant experience in the mining industry, it is anticipated that the Company may retain the services of additional technical and other staff which could include use of consultants and/or full time employees.

In order to pursue the Company's objectives of conducting additional exploration and address permitting issues at Tonkin Springs and to evaluate other acquisitions, it will be necessary to raise additional capital. While no definitive plans currently exist, it is contemplated that financing would take the form of private equity financing, perhaps provided by one or more institutions. The amount of financing will depend on the needs of the Company as more specifically determined in the future, the perception of the Company's prospects by any potential financing source and the condition of the securities market, among other things. While the Company requires significant additional funding, it is unable to determine the precise amount at this time.

The Company believes the recent transaction with Mr. McEwen will assist significantly in meeting the foregoing objectives, since Mr. McEwen has significant experience in the gold mining industry and established contacts in the financial community.

Liquidity and Capital Resources

The recent investment in the Company by Mr. McEwen improved its liquidity and capital position significantly. As of September 30, 2005, the Company had working capital of $1,246,995, comprised of current assets of $1,366,515 and current liabilities of $119,520. This represents an increase in working capital of $832,188 from fiscal year end December 31, 2004 and primarily reflects the stock investment of $4 million by Mr. McEwen, reduced in part by funding of the increase to the reclamation bond, payments to executive officers in connection with the termination of their employment agreements and operating costs. Based on the Company's current obligations, including property holding costs, general and administrative expenses, it is anticipated that the current working capital will be sufficient for the remainder of the current fiscal year and next. However, the Company remains dependent on funding from outside sources to explore its property and receipt of revenue from operations to continue as a going concern in the longer term.

Proceeds from the $4 million stock sale were used for purpose of paying certain holding costs associated with the Tonkin Springs property and other short term corporate obligations. A portion of that amount, $1,118,733, was deposited into investments used to secure bonding in favor of the Bureau of Land Management and Nevada Department of Environmental Protection to increase the bond for estimated reclamation costs at the Tonkin Springs property. An additional $1,000,000 was utilized to pay certain former and current executive officers under Termination Agreements which terminated employment agreements. The remainder was added to working capital.

Net cash used in operations increased to $1,788,378 for the nine months ended September 30, 2005 from $661,841 for the corresponding period in 2004. Cash paid to suppliers and employees increased to $1,987,788 during the 2005 period from $660,406 during the 2004 period, primarily reflecting $1 million in cash payments under the Termination Agreements with executive officers, holding costs of the Tonkin Springs property since May 12, 2005, and fees and costs related to the various transactions the Company investigated or consummated in an effort to obtain funding. Partially offsetting these cash expenditures was a $200,000 earnest money payment related to a proposed merger for which negotiations have terminated.

Cash used in investing activities was $932,957 for 2005 compared to cash provided of $187,500 in 2004, reflecting the increase to restrictive investments securing the reclamation obligation for the Tonkin Springs property, reduced in part by $185,766 paid by BacTech Nevada as installments toward its purchase of the Tonkin Springs property. Cash flow from financing activities increased to $3,996,870 in 2005 compared to $374,137 in 2004, primarily reflecting the sale of stock to Mr. McEwen in 2005.

Results of Operations

For the nine months ended September 30, 2005, the Company recorded a net loss of $(2,345,555), or $(.10) per share, compared to a loss for the corresponding period in 2004 of $(625,732), or $(.03) per share. The loss for the three months ended September 30, 2005 was $(1,914,470), or $(.07) per share, compared to a loss for the corresponding period in 2004 of $(202,034), or $(.01) per share. The substantial increase in the loss for the three and nine months ended September 30, 2005 is attributable to expenses associated with the termination agreements with the executive officers, stock compensation expense to the directors and holding costs of the Tonkin Springs property. Prior to May 12, 2005, the Company's former partner at Tonkin Springs was responsible for paying the holding costs.

Revenue. In the nine month period ended September 30, 2005, the Company realized other revenue totaling $1,037,601, including $200,000 received as an earnest money deposit in connection with negotiations for a merger, $330,000 in management fees from GRC and $520,428 in realized gain on the disposition of GRC shares related to the Termination Agreements. Revenue during the three and nine month periods ending September 30, 2005 represented a substantial increase from the corresponding periods of 2004, when revenue was limited to interest income.

Expenses. General and administrative expenses increased $130,341 to $738,443 for the first nine months of 2005 compared to the similar period of 2004, primarily reflecting approximately $100,000 in higher legal expenses related to various corporate transactions and preparation for the 2005 meeting of shareholders and approximately $22,000 increase in investor relations expense primarily relating to the meeting of shareholders. General and administrative expenses for the three-month period ended September 30, 2005 increased approximately 65% compared to the comparable period of 2004 also reflecting higher legal expense and investor relations expense.

Termination Agreements with current and former executive officers resulted in expense of $1,423,824 in both the three and nine months ended September 30, 2005, and reflects the aggregate termination payments of $2,012,331 reduced by deferred salaries and accrued salaried owned to these individuals which were settled and discharged with the Termination Agreements. The Company believes these were one time expenses and will not be repeated in the future.

For both the three and nine month periods ended September 30, 2005, the Company recognized holding costs in connection with the Tonkin Springs property. Prior to its withdrawal from TSLLC, BacTech was responsible for paying these holding costs. Effective with BacTech's withdrawal in May 2005, the Company was responsible for these costs.

Stock compensation expense increased for the three and nine months ended September 30, 2005 compared to the similar periods of 2004 due to the issuance of shares in satisfaction of outstanding warrants and other obligations of $114,400, and stock grants to directors of $180,000. Also in 2005, the Company reported its share of losses from GRC of $58,888, as it determined that the shares of GRC acquired in 2005 had a determinable value. The fair value of the GRC shares received in satisfaction of a management fee, $320,000, was determined to have a fair value of $151,040 as determined by a third party, and realization reserve expense of $168,960 was recognized.

During the first quarter of 2005, the Company wrote off the remaining purchase price of $182,748 due from BacTech Nevada, as that entity had given notice of its withdrawal from TSLLC in May 2005. That fact, among others, contributed to a substantial increase in the Company's costs and expenses for the first nine months of 2005, compared to the comparable period of 2004.

The Company recorded its share of GRC's loss for 2005 of $58,888 under equity accounting. In 2004, under equity accounting, the Company did not record its share of GRC's operating losses, since such recognition would reduce its zero basis investment below zero. The Company disposed of all of its GRC stock effective July 28, 2005.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about the Company's financial condition, results of operations and business. These statements include, among others:

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

These statements may be made expressly in this document or may be incorporated by reference to other documents that the Company will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. The Company cautions you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent the Company from achieving its stated goals and objectives include, but are not limited to, those set forth in its other reports filed with the SEC and the following:

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

     o    Our ability to identify, finance and integrate other acquisitions; and

     o    Volatility of our stock price.

Investors should also be aware that the Company recently experienced a change in control. There is no assurance that the new Board of Directors and/or new executive officers will be successful in executing the Company's business plan or in raising the capital necessary to finance the continued development of the Tonkin Springs property.

The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

          (a) The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included

          (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation. PART II


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2005, the Company issued 11,100,000 shares of its common stock to Robert R. McEwen in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"). On July 28, 2005, the Company issued 145,000 shares of common stock to three entities in a transaction that was not registered under the Act. In each of these transactions, the Company relied on the exemption from registration provided by Rule 506 of Regulation D of the Act, as the Company reasonably believed that all the investors were accredited investors and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of the investment. The Company did not pay any underwriting discounts or commissions in either transaction, as no underwriter was involved.


Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

       32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      U.S. GOLD CORPORATION

Dated: November 11, 2005               By /s/ Robert R. McEwen
                                         ---------------------------------------
                                         Robert R. McEwen, Chairman of the Board
                                         and Chief Executive Officer


Dated: November 11, 2005               By /s/ William F. Pass
                                         ---------------------------------------
                                         William F. Pass, Vice President and
                                         Chief Financial Officer