Form 10KSB
period 2005-12-31
U S GOLD CORP
filed 2006-04-07
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9137

U.S. GOLD CORPORATION

(Name of small business issuer in its charter)

Colorado	84-0796160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Kipling Street, Suite 100, Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

(303) 238-1438

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☒  No ☐.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year:  $1,052,478.

The aggregate market value (at the last trade price of $9.09 per share) of the Common Stock of U.S. Gold Corporation held by non-affiliates as of March 31, 2006 was approximately $149,486,286. As of March 31, 2006, there were 33,296,755 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one):                     ☐  Yes    ☒  No

TABLE OF CONTENTS

PART I

ITEM 1:	DESCRIPTION OF BUSINESS
ITEM 2:	DESCRIPTION OF PROPERTIES
ITEM 3:	LEGAL PROCEEDINGS
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5:	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7:	FINANCIAL STATEMENTS
ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A:	CONTROL AND PROCEDURES

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 10:	EXECUTIVE AND DIRECTOR COMPENSATION
ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 13:	EXHIBITS
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

ADDITIONAL INFORMATION

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 6. Management’s Discussion and Analysis or Plan of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

i

PART I

ITEM 1.                                                     DESCRIPTION OF BUSINESS.

Background

U.S. Gold Corporation (“we” or the “Company”) is engaged in the exploration for gold and other precious metals. We hold a 100% interest in the Tonkin Springs property in Eureka County, Nevada, subject to paramount title in the United States. This property consists of approximately 36 square miles of unpatented lode mining claims and millsite claims located on the Battle Mountain-Eureka Trend, approximately 45 miles northwest of the town of Eureka in north-central Nevada. We are presently in the exploration stage at the Tonkin Springs property. We have not generated revenue from mining operations since 1990.

We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation.

Recent Events

In July 2005, Robert McEwen became our largest shareholder by purchasing 11,100,000 shares of our common stock, representing 33.3% of our outstanding shares prior to the financing discussed immediately below. In August 2005, he became our Chairman and Chief Executive Officer. In November 2005, at a meeting of our shareholders, nominees of Mr. McEwen’s were elected as a majority of our board of directors. At that meeting, our shareholders also approved an increase in our authorized capital from 35 million shares of common stock to 250 million shares.

On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts at $4.50 per subscription receipt, from which we received $75,150,000 in gross proceeds, of which $37,575,000 was placed in escrow pending satisfaction of certain conditions. See Item 6: “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-Recent Financing” for a more complete description of that transaction.

On March 5, 2006, we announced our intention to acquire four companies with properties in the Battle Mountain-Eureka Trend in Nevada. These companies, White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited, have mineral properties that are adjacent to or near our Tonkin Springs property. Our intention is to acquire all of these companies in exchange for the issuance of shares of our common stock. No formal offer has been commenced for any of these companies. We are unable to predict when, if ever, such an offer will be made or whether any of these transactions will be completed. Mr. McEwen owns an equity interest in each of these companies and has stated his intention to support our proposed acquisition of each of these companies.

Overview.

The Tonkin Springs property is a gold mining property in which we hold a 100% interest and which most recently produced gold in 1990. The property has been the focus of mineral exploration, development and intermittent production for approximately 25 years, since the early 1980s. We are currently focusing on property-wide exploration of mineral resources at Tonkin Springs.

The Tonkin Springs property is located on lands administered by the United States Department of Interior, Bureau of Land Management (BLM), Battle Mountain Field Office, in Nevada.  Currently, the property is comprised of a total of 1,182 unpatented mining and 33 millsite claims encompassing approximately 36 square miles.  Of the 1,215 claims comprising the Tonkin Springs property, 269 are leased from an unaffiliated third party under a lease that is due to expire in January 2009.  Our property extends approximately 12 linear miles along the central Battle Mountain-Eureka Trend, located in north-central Nevada.

In December 2005, we retained Micon International Limited (Micon) to compile a technical report for the Tonkin Springs property. This report provides a technical summary of the exploration and development activities and results, and the mineral potential of the Tonkin Springs property. This report was prepared in accordance with the standards of National Instrument 43-101- Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators. Those standards are different than those prescribed by rules of the Securities and Exchange Commission (SEC). The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralization. We have not received a feasibility study with regard to our Tonkin Springs property. See Item 2, “DESCRIPTION OF PROPERTIES,” for additional information regarding our Tonkin Springs property.

We are presently in the exploration stage for gold at the Tonkin Springs property where we have an estimate of mineralized material of 29.7 million tons with average grade of 0.043 ounce of gold per ton. These mineral resource estimates are based on resource models that were constructed by Ore Reserves Engineering in 1996, with revision to the O-15 model in 2001 to incorporate new drilling data in that deposit. The mineral envelopes were drawn for the 1996 and 2001 resource models to restrict interpolation within areas that could be classified as at least an indicated resource. In preparing this estimate, Micon has reviewed and analyzed data provided by U.S. Gold and previous operators of the mine, and has drawn its own conclusions therefrom, augmented by its direct field examination. Micon used all reasonable diligence in checking, confirming and validating the data. However, Micon has not carried out any independent exploration or drilling work, or carried out any sampling and assaying. The metallurgical, geological, mineralization and exploration technique and results descriptions used in this report are taken from previous reports prepared by us and Micon.

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

Competitive Business Conditions

We compete with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

General Government Regulations

Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Tonkin Springs property: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

The development, operation, closure and reclamation of mining projects in the United States require numerous notifications, permits, authorizations and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation and environmental considerations. Unless and until a mineral source is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications and other decisions to be addressed at that time. This section does not attempt to exhaustively identify all of the permits that may need to be modified or obtained in order to expand our operations. See Item 2, “DESCRIPTION OF PROPERTIES - Environmental and Governmental Regulations,” for additional information on government regulation affecting our business.

Employees

We currently have four paid employees, two of whom serve as our executive officers. These individuals devote a majority of their business time to our affairs. Robert R. McEwen also serves as our Chief Executive Officer, presently in an unpaid capacity. He does not devote 100% of his business time to our affairs. We engage independent contractors in connection with the exploration of our mining property.

ITEM 2.                                                     DESCRIPTION OF PROPERTIES

Our Tonkin Springs Property

Location and Access. The Tonkin Springs property is located on the eastern slope of the Northern Simpson Park Mountains in Nevada at an elevation of between approximately 6,700 feet and 7,600 feet above sea level. The topography varies from flat to moderately steep. The property area is approximately 45 miles northwest of Eureka, Nevada in Eureka County and is accessed by two county roads from Nevada State Road 278. The county gravel roads to the site are maintained by Eureka County and are periodically graded as required to provide year round access.

The Battle Mountain-Eureka Trend, as it is currently defined, extends from near Winnemucca to the north, southeast to south of Eureka. Within this trend is the locally named “Cortez Trend.” The Battle Mountain-Eureka Trend is west of and subparallel to the Carlin Trend, and both are host to a large number of producing gold mines and other prospects.

The Tonkin Springs property is approximately 48 miles by road, northwest from Eureka (County population approximately 1,600), 85 miles by road southwest from Elko (population approximately 18,000) and 245 miles by road east from Reno (population approximately 200,000). The nearest airport is located in Elko.

In general, the area is characterized by hot summers and cold winters with monthly average maximum and average minimum temperatures ranging from 82 °F (28°C) to 7 °F (-14°C). The hottest month is July and the coldest is January. The average annual precipitation on site is estimated to be 11.3 inches. Evaporation in the area is significant with the average annual potential evaporation estimated at 62.6 inches.

Native vegetation in the project area is characterized by sagebrush/bunch grass communities with Sandberg bluegrass, Thuber needlegrass and bottlebrush squirreltail as the dominant species. On the north and east facing slopes fairly dense stands of Pinyon/Juniper exist with little understory of grasses or forbs. Much of the project area had been subjected to considerable grazing pressures from domestic livestock in years past. Consequently, much of the native vegetation has degenerated to what is considered degraded stands of sagebrush with an understory of cheatgrass on the more hilly areas, or halogeton, or other annual forbs, on the lowlands.

Improvements.

The Tonkin Springs property includes a mine site, several small open pits, stockpile areas and some established infrastructure. Remnants of an oxide heap leach operation from the 1980s include the pits and the stockpile areas. In 1988 and 1989, an integrated carbon-in-leach bacterial oxidation plant was built. The plant and associated infrastructure was decommissioned and mothballed in June 1990, but apart from the SAG mill, which has been removed, it is complete and we believe it is in relatively good condition. However, since we intend to conduct extensive exploration at the property and do not intend to use the plant, we may sell it in the future. Other existing improvements include access roads to different portions of the property.

The existing infrastructure available for the project also includes a water supply, water storage and distribution, sewage disposal, trailer park, fuel storage and distribution, grid and emergency power supply and distribution. Electrical power is supplied via existing 64kV power lines and a substation on the property. The power lines and substation are owned and maintained by Sierra

Pacific Power Company. Existing facilities include an administration building, truck shop, assay laboratory, mill building, warehouse and plant maintenance shop.

History of Operations.

We obtained the first of the claims which now comprise the Tonkin Springs property in 1985. Between 1985 and 1988, approximately 26,000 ounces of gold were produced from the heap leach operation from about 871,000 tons of ore.

In 1988 and 1989, we constructed a mill with the proceeds of a debt financing. In 1989, oxide ore from the “Rooster” deposit was processed through the mill, producing 1,753 ounces of gold. In 1990, using bio-oxidation and the carbon-in-leach circuits of the mill, 2,735 ounces of gold were produced from approximately 70,000 tons of sulfide ore mined from TSP-1 deposit. To date, a total of approximately 30,517 ounces of gold has been produced at the Tonkin Springs property.

We have had a series of joint venture partners at the Tonkin Springs property. In 1991, Homestake Mining Company (Homestake), through its subsidiaries Homestake Nevada Corporation and Denay Creek Gold Mining Company (Denay), purchased 51% of the project and created the Tonkin Springs Venture Limited Partnership, a partnership organized under the laws of the State of Nevada (TSVLP). TSVLP completed data compilation, geologic mapping, rock and soil sampling, geophysical surveying and drilled 85,949 feet of reverse circulation core and mud rotary. In 1992, Homestake terminated the agreement, leaving 100% ownership of TSVLP to us.

In 1993, we sold an undivided 60% interest in the Tonkin Springs property to Gold Capital Corporation (Gold Capital), a newly-formed Colorado corporation, and established a mining joint venture. Gold Capital was unable to obtain necessary financing and was acquired by Globex Mining Enterprises Inc. (Globex) in 1997. In 1999, Globex terminated its agreement with us.

In 1999, Sudbury Contact Mines Limited (Sudbury), a subsidiary of Agnico-Eagle Mines Limited (Agnico), purchased Gold Capital’s 60% undivided interest in the Tonkin Springs property. Together with Sudbury, we contributed all of the Tonkin Springs property to Tonkin Springs Limited Liability Company (TSLLC), a Delaware limited liability company. Sudbury held a 60% managing interest in TSLLC. Between 1999 and 2001, Sudbury completed data compilation, chemical sampling and drilling on the project. In 2001, Sudbury withdrew from TSLLC, leaving us 100% ownership of TSLLC.

In 2003, BacTech Mining Corporation (formerly, BacTech Enviromet Corporation), through its subsidiary, BacTech Nevada Corporation (BacTech), obtained a 55% interest in TSLLC. BacTech conducted a number of surveys, including commissioning a technical report from Micon. A technical report entitled “A Review of the Tonkin Springs Property, Eureka County, Nevada, USA” was issued to BacTech in August 2003. Micon also completed a feasibility study and supporting technical report for BacTech in May 2004. BacTech withdrew from TSLLC in April 2005 due to a lack of working capital, returning 100% ownership of TSLLC to us. We assumed management of the property in May 2005.

Other than our past arrangements with Gold Capital and BacTech, which we believe were terminated due to a lack of working capital by those entities, we are unable to definitively state why the other partners terminated their relationship with us. Larger mining companies like Homestake and Agnico have budgets and exploration philosophies that dictate the projects they pursue and to which we are not privy.

A significant amount of exploration work has been conducted over the years at the Tonkin Springs property, focusing mainly on near-surface oxide and later sufilde mineralization. A total of 2,797 drill holes have been completed at the Tonkin Springs property between 1966 and 2004. The total length drilled is 168,970 meters (554,222 feet), and the average length per hole drilled is 60.4 meters (198 feet). Most of our former joint venture partners were focused on defining shallow mineralization with the potential for immediate production of gold and silver from known mineralization and did not conduct significant exploration on the Tonkin Springs property. Two companies, Denay (Homestake) and Sudbury (Agnico), focused on testing deeper styles of mineralization, although each of these two drilling campaigns did not test the property to significant depths. Denay completed 86 exploration drill holes during 1991 and 1992 at a cost of approximately $2.5 million. The average depth of these 86 holes is just under 300 feet. Sudbury completed 107 exploration drill holes during 1999 through October 2001, and the average depth of these holes is just under 600 feet. The most recent drilling was completed by BacTech, with 29 holes drilled during 2003 and 2004, mainly as part of their feasibility studies, targeting resource confirmation and metallurgical testing. The average depth of this drilling is approximately 270 feet.

The following table summarizes drilling activities at the Tonkin Springs property since 1966:

Summary of Drilling at Tonkin Springs

Period	Company	No. of Holes	Total Length		No. of Intervals	No. of Assays	Drilling Type

			(metres)	(feet)
1966-67	Homestake Mining Company	10	655	2,147	850	419	Rotary
1970-71	American Selco (Amselco)	4	316	1,035	410	204	Rotary
1974-75	Chevron Resources	20	1,480	4,854	1,922	951	Rotary
1976	Placer Amex	19	1,601	5,250	1,519	769	Rotary
1978-79	Earth Resources	15	1,087	3,565	699	339	Rotary
1980	Freeport Exploration	34	2,971	9,745	3,864	1,910	Rotary
1981-84	Precambrian Exploration	421	32,227	105,705	41,861	21,104	Rotary
1985-89	U.S. Gold	1,976	97,805	320,802	125,389	61,823	Rotary & Core
1991-92	Homestake Mining Company (Denay)	86	7,723	25,332	83,088	17,644	Rotary & Core
1995-98	Gold Capital Corporation	76	1,339	4,392	14,405	2,344	Rotary & Core
1999-2001	Agnico-Eagle/Sudbury Contact	107	19,381	63,570	15,018	7,308	Rotary & Core
2003-04	BacTech	29	2,386	7,825	1,565	189	Rotary & Core
	Total	2,797	168,970	554,222	290,590	115,004

Claims.

Currently, the Tonkin Springs property consists of a total of 1,182 unpatented lode mining and 33 millsite claims encompassing approximately 36 square miles. Of that amount, 269 unpatented lode mining claims are leased from unaffiliated third parties pursuant to a mining lease, with the remainder owned by us. The claims are contiguous, with the exception of four claims where a trailer park is located, as well as some claims within the project boundary that we no longer own or lease. Obligations that must be met to retain the property include annual claim maintenance fees to the BLM of $125 per claim per year and additional fees to Eureka County of $8.50 per claim per year (2005 assessment year fee rate). Rates may change over time. Other obligations include obtaining and maintaining all necessary regulatory permits and any mining lease requirements, such as lease and option payments to claim owners. The rights to the unpatented lode claims and millsites continue on an annual basis so long as the obligations are met to maintain the validity of the claims. As the owner or lessee of the claims, we are allowed to explore, develop and mine the property, subject to procurement of required operating permits and approvals, compliance with applicable federal, state and local laws, regulations and ordinances.

Of the 1,182 unpatented lode mining claims that comprise the Tonkin Springs property, 269 claims cover the lease at the area of the property called Tonkin North, and are owned by unaffiliated parties. The term of this lease expires January 1, 2009 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. The Tonkin North lease requires payment of an annual advance royalty in the amount of $150,000, or the value of 455 ounces of gold, whichever is greater, due in January of each year. The lease also requires production royalties of 5% of the gross sale price of gold or silver but provides for recapture of annual advance royalties previously paid. The existing balance of the advance royalties, after recognition of the January 2006 payment, is approximately $3.22 million, meaning that we would not be required to pay any additional production royalties until we produced approximately $65.5 million of gross revenue from the leased claims. Certain of the claims which are included in the Tonkin North lease are also subject to a 1% net smelter return royalty payable to Precambrian Exploration, Inc. (Precambrian) after $15 million in gross revenues are realized from the claims. We are required to perform an annual work commitment on these claims with an annual report submitted to the lessors summarizing the work completed. The lease includes a defined area of interest extending from the boundaries of certain claims; any claims within this area of interest that are acquired through staking or joint ventures with other property owners falls under the parameters of this lease.

We own the remaining 913 unpatented lode mining claims comprising the Tonkin Springs property, as well as 33 millsite claims. A total of 317 of these claims are subject to a royalty equal to 2% of net smelter returns, which becomes payable to Precambrian after $50 million in gross revenues is realized from the claims. Precambrian may elect to receive its royalty in kind. Precambrian is an unaffiliated third party and predecessor in interest to the claims.

In 1994, 215 claims covering approximately 4,400 acres adjacent to the Tonkin Springs property were acquired from United States Exploration Inc., an unaffiliated third party. The claims are subject to a royalty of 1% of net smelter returns for gold when the indexed price of gold is $350 per ounce or more, and a royalty of 1% of net smelter returns for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices. The indexed prices shall reflect adjustments based on the Producer Price Index, sub-index Finished Goods Excluding Foods, as published by the United States Department of Commerce. Of the total of

1,215 mining claims encompassing the Tonkin Springs property, 381 are not subject to any royalties.

We are currently attempting to update title on the claims.

Geology.

The geology in the vicinity of the Tonkin Springs property is complex both lithologically and structurally. The rocks in the area of Tonkin Springs range in age from Quaternary gravels and alluvium, Tertiary volcanic rocks, and Paleozoic sediments. There is a strong northwest structural fabric in the area, cross cut by several prominent north northeast and northeast structures that appear to be key to focusing mineralization in the area. These structures help to fracture the host rocks, and act as conduits for the mineralizing fluids to migrate up from depth. The host rocks for the gold mineralization currently identified at Tonkin Springs consist of a sequence of Paleozoic rocks that were subsequently faulted, intruded and mineralized by gold-bearing solutions which originated at depth and migrated up along fracture systems until reaching fractured and/or chemically favorable rock suitable for deposition. Tertiary volcanism followed by faulting and erosion have affected the mineralized material.

In both the Carlin and Battle Mountain-Eureka Trends, there are structural and stratigraphic features that help to focus mineralization, making this area of North-central Nevada what we believe to be one of the most important gold provinces in the world. In evaluating the known deposits in both of these trends, there are similar structures and stratigraphic units that host the largest, most significant deposits. It is these favorable features that we will be attempting to identify and target at depth at the Tonkin Springs property during our two-year exploration program.

We believe the stratigraphy, structure and alteration styles currently identified at the Tonkin Springs property are similar to Carlin-type deposits identified elsewhere in the Battle Mountain-Eureka and Carlin trends. Carlin-type mineralization is the main focus of exploration efforts at Tonkin, both near-surface as well as at depth. Carlin-style deposits are characterized by sediment-hosted, low grade disseminated gold mineralization occurring typically in carbonate rocks. Deposits are both structurally and stratigraphically controlled, where the gold is so fine grained that it is typically not visible. Typical deposits are structurally controlled, with sub-microscopic gold particles hosted in strongly altered sedimentary host rocks near controlling structures. Gold is usually associated with anomalous levels of arsenic, antimony and mercury. U.S. Gold believes that the Tonkin Springs property has potential to host similar large-scale sediment-hosted deposits as are identified elsewhere in the Carlin and Battle Mountain-Eureka Trends. Most of the previous exploration and development programs at the project have mainly focused on near-surface oxide and sulphide mineralized material.

Environmental and Governmental Regulations

The operation of mines is governed by both federal and state laws. The Tonkin Springs property is administered by the BLM. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin Springs property, are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The Nevada Division of Environmental Protection (NDEP) is the state agency that administers the reclamation permits, mine permits and related closure plans on the project. Local jurisdictions (such as Eureka County) may also impose permitting requirements, such as conditional use permits or zoning approvals.

Mining activities at the Tonkin Springs property are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our properties would currently give rise to any potential liability under CERCLA. We cannot predict the likelihood of future liability under CERCLA with respect to our property or surrounding areas that have been affected by historic mining operations.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the State” are regulated by the National Pollution Discharge Elimination System (NPDES) program. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into “Waters of the United States,” including wetlands. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards. It merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An “Environmental Assessment” (EA) may be adequate for smaller projects. An “Environmental Impact Statement” (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

Several environmental assessments have been filed on the Tonkin Springs property in the past, and a finding of no significant impact was made prior to commencement of mining in the 1980’s. However, while BacTech managed the property, the BLM suggested that an EIS was required for the project, and that effort was commenced in 2005. However, since we assumed control of the project later that year, we have ceased all activity on the EIS, since it is not anticipated that we will be in production in the near future.

The Endangered Species Act (ESA) is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. The term “threatened” under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We currently are unaware of any endangered species issues at our project that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

U.S. federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. With the exception of the notice from the NDEP discussed below, we believe that we are in substantial compliance with our permits and applicable laws and are committed to maintaining all of our financial assurance and reclamation obligations.

We are currently operating under various permits issued in connection with ongoing activities at the Tonkin Springs project. An exploration permit has been issued by the BLM and is jointly monitored with the NDEP. There is also a water pollution control permit, two permits for reclamation, an air quality permit and plan of operations for the property.

We have a plan of operations for the property and the BLM, in conjunction with the NDEP, issued an exploration permit to us. Under the plan submitted for the exploration permit, the BLM holds bonds of U.S. Gold Corporation totaling $2,891,033 to secure our reclamation obligation. The most significant bond, in the amount of $2,856,633, covers reclamation of the previously mined area. We anticipate a review and update of the plan of operations and reclamation plan during the third quarter of 2006 and that process could result in an increase to the current reclamation cost estimate and the corresponding bonding requirement. Changes to the reclamation plans are submitted contemporaneously to both the NDEP and the BLM and require their review and approval. Before our expanded exploration activities can be pursued as we anticipate, existing permits may need to be modified or new ones obtained.

In May 2005, the NDEP issued a notice of alleged violation under the mine permit relating to disturbances at a portion of the property where mining was formerly conducted. Specifically, these reclamation issues involve the heap leach used in prior years, the tailings seepage collection pond and the area previously mined and designated TSP-1 pit. As a result of that notice, we are under a compliance order to submit and implement a final closure plan for certain of the disturbances by August 2006. We have budgeted approximately $1.6 million to be spent in 2006 to complete these reclamation programs. We are working with the NDEP to address the terms of the order and believe that we are on schedule to meet the deadline.

We also plan to update the remaining plan of reclamation and to submit that revised plan to the BLM and NDEP by the end of the third quarter of 2006. That revised plan will include updated cost estimates and possibly an accelerated completion schedule of activities as compared to the plan submitted to those agencies in September 2004 by BacTech. We may also be required to post an additional bond for revised plan.

Past mining activities at Tonkin Springs which may give rise to other obligations include:

•      a mill and associated tailings storage impoundment, which will ultimately require closure and reclamation;

•      exposed sulfide bearing rocks located in the upper benches of TSP-1, which are generating a small amount of acidic waters that are high in metals;

•      water captured in TSP-5 pit, which is neutral and high in metals;

•      existing waste rock dumps that require re-grading and reclamation;

•      the existing gold heap leach pad, which must be closed and reclaimed; and

•      roads related to the past mining operations and exploration, which must be reclaimed.

Office Facilities

We rent offices at two locations in Lakewood, Colorado and Reno, Nevada, totaling approximately 1,600 square feet. Rent equals a total of $26,400 per year payable in monthly installments. We also share office space in Toronto with certain entities in which our Chairman has an interest. We believe this space and these arrangements are adequate for our needs for the foreseeable future.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties,

results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on November 14, 2005. At the meeting, all nominees for election to the Board of Directors were elected. The shareholders also ratified amendments to the Articles of Incorporation increasing the number of shares of authorized common stock to 250,000,000 shares and eliminating the par value of such shares, eliminated the requirements for a super majority vote of shareholders to approve certain matters, increased the amount of common stock reserved under the Non-Qualified Stock Option and Stock Grant Plan (Plan) to 5,000,000 shares, and ratified the appointment of Stark Winter Schenkein & Co., LLP as our auditors for the fiscal year ended December 31, 2005. The votes on these last five resolutions were as follows:

Increase of authorized shares to 250,000,000-
Votes For: 29,552,819	Votes Against: 1,075,887	Abstain: 42,750

Elimination of par value of shares-
Votes For: 29,711,170	Votes Against: 872,121	Abstain: 88,165

Elimination of the super majority voting requirements-
Votes For: 23,875,025	Votes Against: 744,719	Abstain: 114,592

Increase in number of shares reserved under Plan:
Votes For: 23,605,603	Votes Against: 1,003,144	Abstain: 125,589

Appointment of Auditors (Stark Winter Schenkein & Co., LLP)
Votes For: 30,210,047	Votes Against: 95,023	Abstain: 336,386

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades over the counter and is quoted on the OTC Bulletin Board under the symbol “USGL.”  The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board as reported by the Nasdaq Stock Market, Inc. for the two years ended December 31, 2005, and the first quarter of 2006 through March 31. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Our shares are also traded on the Berlin Stock Exchange under symbol “US 8.”

The high and low sales price on March 31, 2006 were $9.09 and $8.25, respectively.

Year Ended	High	Low
December 31, 2006
First Quarter (to March 31, 2006)	$9.25	$3.48

December 31, 2005
First Quarter	$0.42	$0.34
Second Quarter	0.53	0.30
Third Quarter	2.81	0.35
Fourth Quarter	3.95	1.94

December 31, 2004
First Quarter	$1.85	$0.81
Second Quarter	1.03	0.60
Third Quarter	0.72	0.38
Fourth Quarter	0.54	0.40

As of March 31, 2006, there were approximately 7,000 record holders of our common stock.

Transfer Agent

Equity Transfer Services Inc. is the transfer agent for our common stock. The principal office of Equity Transfer Services is located at 120 Adelaide Street West, Suite 420, Toronto, Ontario, Canada M5H 4C3 and its telephone number is (416) 361-0930.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion summarizes our plan of operation for the foreseeable future. It also analyzes our financial condition at December 31, 2005 and compares it to our financial condition at December 31, 2004. Finally, the discussion summarizes the results of our operations for the year ended December 31, 2005 and compares those results to the year ended December 31, 2004.

We hold a 100% interest in the Tonkin Springs gold property in Eureka County, Nevada through wholly owned subsidiaries. Effective May 12, 2005, we assumed 100% ownership of and management responsibilities for the Tonkin Springs property effective with the withdrawal of BacTech from TSLLC, the entity which holds the property. Subsequent to the withdrawal of BacTech from TSLLC, we consolidated the assets, liabilities, and operating results of TSLLC in our financial statements. In July 2005, we disposed of our interest in Gold Resource Corporation (GRC), terminating our interest in a mining prospect located in Oaxaca, Mexico.

We underwent a change in control in July 2005 when Robert R. McEwen purchased 11,100,000 shares of common stock for $4 million and became our largest shareholder. In August 2005, Mr. McEwen became our Chairman and Chief Executive Officer. While Mr. McEwen and our President have significant experience in the mining industry, we are also using the services of additional technical and other staff which may include use of consultants and/or full time employees.

Recent Financing

On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts at $4.50 per subscription receipt, from which we received $75,150,000 in gross proceeds, of which $37,575,000 was placed in escrow pending the satisfaction of the conditions listed below. Each subscription receipt is convertible, for no additional payment and subject to adjustments and penalties, into one share of our common stock and one-half of one common stock purchase warrant upon satisfaction of certain conditions. Each whole common stock purchase warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. The conditions for release of the escrowed proceeds include, among other things, the filing of a final prospectus which qualifies the distribution of our securities in certain provinces in Canada, the listing of our common stock on the Toronto Stock Exchange and the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement of which this prospectus is a part. If the release conditions are not satisfied by February 22, 2007, the escrowed proceeds will be returned to holders of the subscription receipts in exchange for 50% of the subscription receipts held by each subscriber. The remaining subscription receipts will automatically convert into shares of our common stock and warrants upon the earlier of August 22, 2007 and the satisfaction or waiver by the placement agent of the release conditions.

In the event that the release conditions are not satisfied by August 22, 2006, we are obligated to issue 1.1 share of common stock (in lieu of one share) and 0.55 warrants (in lieu of 0.5 warrant) in exchange for each subscription receipt.

Plan of Operation

Our plan of operation for 2006 is to begin an extensive two-year exploration and evaluation program of the Tonkin Springs property, budgeted for approximately $25 to $30 million, of which approximately $12 million is targeted to be spent in 2006. We also plan to address various permitting and reclamation issues at the property, with $1.6 million budgeted for this in 2006. Finally, we plan to evaluate potential corporate transactions which could include, but are not limited to, merger with, or the acquisition of, one or more companies, joint venture arrangements on mineral properties held by other companies, or outright purchase of mineral properties.

Our exploration program at the Tonkin Springs property will focus on the evaluation of the structural and stratigraphic setting of the property. This program and its timing are subject to our ability to obtain required drilling and other regulatory agency permits and the availability of drill rigs and contract personnel. An objective of our program is to identify new mineralization in areas previously untested, specifically targeting deeper mineralization. Our exploration budget for 2006 includes geochemical sampling, geophysical surveys, and remote sensing technologies leading to target definition and drill testing, with approximately 150,000 feet of proposed drilling. This systematic and integrated approach is anticipated to result in cost effective use of exploration funds and will have the potential to lead to discovery of new mineralization.

Previous efforts to explore and develop the Tonkin Springs property were primarily focused on relatively shallow mineral deposits in a limited portion of our 36-square mile property. While these deposits remain of interest, our immediate plan is to explore elsewhere on the property and, overall, to explore deeper, for potentially larger deposits suggested by other mineralization on the Cortez Trend and similar to discoveries on the Carlin Trend. The Carlin Trend is adjacent and parallel to the Cortez Trend. To date, the Carlin Trend has mined over 60 million ounces of gold. Past exploration at the Tonkin Springs property was predominately close to the surface and was not focused on finding a “Carlin-style” deposit found deeper in the ground, located in what is referred to as the Lower Plate. This Lower Plate has not been clearly located on our property.

In order to address prior concerns of the BLM and the NDEP at the Tonkin Springs property, we have committed to submit closure plans and to complete reclamation of certain existing disturbances at the Tonkin Springs property during 2006. The specific areas to be addressed include the heap leach used in prior years, the tailings seepage collection pond, and the area previously mined and designated as the TSP-1 pit. We have budgeted $1.6 million, which we anticipate will be spent in 2006, to complete these reclamation programs. We also anticipate updating the plan of reclamation for the remaining disturbances at the Tonkin Springs property and to submit that revised plan to the BLM and NDEP by September 30, 2006. We expect that this revised plan will include updated cost estimates and an accelerated schedule for planned actual reclamation.

Proposed Acquisitions. On March 5, 2006, we announced our intention to acquire four companies holding interests in the Battle Mountain-Eureka Trend in Nevada. These companies, White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited, have mineral properties that are adjacent to or near our Tonkin Springs property. Our intention is to acquire all of these companies in exchange for our common stock. No formal offer has been made for or agreement reached with any of these companies and we are unable to predict when, if ever, such an offer will be commenced, agreement made or any transaction will be completed.

We expect to devote substantial efforts during 2006 to the formal commencement and completion of some or all of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees, and other related costs and there can be no assurance that any of these acquisitions will be completed. If any of these acquisitions are successful, we plan to integrate the business plans, assets and the management of the companies acquired, including operational aspects, exploration plans and staffing issues. These efforts are not expected to directly impact our exploration and evaluation of the Tonkin Springs property, although there is no assurance of this expectation.

Liquidity and Capital Resources

As noted above, we sold 11,100,000 shares of our common stock for $4 million in a private placement in July 2005, which improved our liquidity and capital position significantly. As of December 31, 2005, we had working capital deficit of $(1,002,461), consisting of $788,668 of current assets and $1,791,129 of current liabilities including $1,597,032 of anticipated reclamation activities at the Tonkin Springs property for 2006. As noted above, on February 22, 2006, we completed a private placement of subscription receipts for aggregate gross proceeds of $75,150,000, of which $34,944,750 after commissions but before deduction of expenses of the offering are immediately available to us, further improving our liquidity and working capital. For 2006, we have budgeted approximately $12 million in exploration expenditures, approximately $1.6 million in reclamation activities, approximately $1 million in holding costs at the Tonkin Springs property, and approximately $1.3 million for corporate overhead. We have budgeted approximately $2.5 million for costs associated with the proposed acquisitions. We expect that the available proceeds from this private placement will be more than adequate for the 2006 company-wide budget of $18.4 million.

Since we have received no revenue from the production of gold or other metals since 1990, we have historically relied on payments from our joint venture partners and equity financings to finance our ongoing operations. We experienced net losses for the years ended December 31, 2005 and 2004 of $(2,990,721) and $(793,801) respectively. In 2004 and 2005, we relied on payments from BacTech and $4,374,492 in equity financing to fund operations.

The net proceeds of the private placement completed in July 2005 were used, in part, to fund an increase in the reclamation bond, for payments related to termination of employment agreements with one current and two former officers, and operating costs. Some of the proceeds were also used for paying certain holding costs associated with the Tonkin Springs property and other short term corporate obligations. We used $1,118,733 to secure the increased bonding requirements in favor of the BLM and NDEP to cover estimated reclamation costs at the Tonkin Springs property. An additional $1,000,000 was used to pay certain former and current executive officers pursuant to agreements which terminated their employment agreements. The remainder was added to working capital.

We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for these additional capital requirements, we anticipate that we will be seeking additional equity financing in the future.

Net cash used in operations during 2005 increased to $2,427,266 from $798,401 for 2004. Cash paid to suppliers and employees increased to $2,630,620 during 2005 from $853,033 during 2004, primarily reflecting $1 million in cash payments under the termination agreements with executive officers, holding costs of $761,081 for the Tonkin Springs property subsequent to the withdrawal of BacTech, and fees and costs related to the various transactions we investigated or consummated in an effort to obtain required funding. Partially offsetting these cash expenditures was our receipt of a $200,000 earnest money payment related to a proposed merger with another mining company, which did not materialize.

Cash used in investing activities was $978,024 for 2005 compared to cash provided of $217,385 in 2004, reflecting the increase of $1,118,733 to the restrictive investments securing the reclamation obligation for the Tonkin Springs property as well as $55,067 in capital expenditures, reduced in part by $185,776 paid by BacTech as installments toward its purchase of the Tonkin Springs property.

Cash flow from financing activities increased to $4,007,820 in 2005 compared to $458,012 in 2004, primarily reflecting the $4 million sale of stock to Mr. McEwen in July 2005 compared to $374,492 raised from the sale of equity in 2004.

Effective February 21, 1992, we entered into a Loan Settlement Agreement with our former senior secured lender, French American Banking Corporation (FABC). As partial consideration to FABC under that agreement, Tonkin Springs Gold Mining Company (TSGMC), our wholly owned subsidiary, is required to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the agreement, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No amounts have been paid to FABC to date under this obligation.

Results of Operations

General. For the year ended December 31, 2005, we recorded a net loss of $(2,990,721), or $(.12) per share, compared to a net loss for 2004 of $(793,801) or $(.04) per share.

Revenue. Other revenue during 2005 totaled $1,052,478 from a number of components while in 2004 only interest income of $38,750 was recognized. In 2005, other revenue included $200,000 received as an earnest money payment related to a proposed merger with another mining company which did not materialize, $330,000 in management fees from GRC, and $520,428 in realized gain on the disposition of GRC shares pursuant to the termination agreements with certain executive officers.

Expenses. General and administrative expenses for 2005 increased $244,226 compared to 2004, primarily reflecting approximately $170,000 in additional legal expenses related to various corporate transactions and preparation for the 2005 meeting of shareholders, and approximately $111,000 increase in investor relations expenses primarily relating to the meeting of shareholders and other shareholder communication activities. These expenses were partially off-set by approximately $55,000 of lower salary and employee benefit costs.

During 2005, we wrote off the remaining purchase price of $182,748 due from BacTech upon receipt of its notice withdrawing from TSLLC effective May 12, 2005. For 2005, we recognized holding costs of $761,081 in connection with the Tonkin Springs property subsequent to the withdrawal of BacTech. BacTech was responsible for funding the expenses related to the Tonkin Springs property in 2004. We did not spend any money on exploration in 2005.

Contract termination payments with current and former executive officers resulted in expenses of $1,423,824 in 2005, and reflects the aggregate termination payments of $2,012,331 reduced by deferred and accrued salaries owned to these individuals, all of which were settled and discharged with the termination agreements. Included in the expense of the termination agreements were 1,025,000 shares of our common stock valued at $399,750 which we issued to the individuals. We believe these were one time expenses and will not be repeated in the future.

Stock compensation expense increased for 2005 compared to 2004 due to the issuance of shares in satisfaction of outstanding warrants and other obligations valued at $114,400, and stock grants to directors valued at $180,000. The GRC shares received in satisfaction of a management fee of $320,000 were determined by an independent third party to have a fair value of $151,040, leading to a realization reserve expense of $168,960.

Accretion of asset retirement obligation by the Company subsequent to the withdrawal of BacTech was $110,243 while prior to that date in 2005 and for all of 2004, BacTech, as manager, recognized the expense.

Also in 2005, we reported our share of losses from our investment in equity securities of GRC of $58,888 under equity accounting, as we determined that the shares of GRC acquired in 2005 had a determinable value. In 2004, under equity accounting, we did not record our share of GRC’s operating losses, since such recognition would reduce our zero basis investment below zero. As noted above, we disposed of all of the GRC stock effective July 28, 2005.

These facts, among others, contributed to a substantial increase in the Company’s costs and expenses for 2005 compared to 2004.

With the assumption by us of control and responsibility for the Tonkin Springs property, we evaluated reclamation and remediation issues at the property and made commitments to perform certain tasks during 2006. These 2006 plans were included in an evaluation for accounting purposes of the asset retirement obligation of the Company which resulted in a $942,924 increase to the asset retirement obligation and a corresponding balance sheet asset entitled “Long-lived asset-asset retirement.”

Critical Accounting Policies

We believe the following critical accounting policies are used in the preparation of our consolidated financial statements.

Exploration and Development Costs. Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Property Retirement Obligation. The company implemented SFAS 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation and to expense to the extent they do not so apply.

Use of Estimates. The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Pronouncements

In December 2004, the U.S. Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004) “Share-Based Payment.” This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-

based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” The provisions of this Statement will be effective for the company beginning with its fiscal year ending December 31, 2007. The company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

Risk Factors

This report, including management’s discussion and analysis or plan of operations, contains forward looking statements that may be materially affected by several risk factors, including those summarized below:

The feasibility of mining our Tonkin Springs property, our only property, has not been established, meaning that we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the property. We are currently an exploration stage company. We have no proven or probable reserves on our property. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have received no feasibility study with regard to all or a portion of our Tonkin Springs property. As a result, we have no reserves.

The mineralized material identified to date on our Tonkin Springs property does not and may never have demonstrated economic viability. Substantial expenditures are required to establish reserves through drilling and there is no assurance that reserves will be established. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may decline.

We are dependent upon production of gold or other precious metals from a single property, have incurred substantial losses since our inception in 1979, and may never be profitable. Since our inception in 1979, we have not been profitable. As of December 31, 2005, our accumulated deficit was approximately $38 million. To become profitable, we must identify additional mineralization and establish reserves, and then either develop our property or locate and enter into agreements with third party operators. It could be years before we receive any revenues from gold production. We may suffer significant additional losses in the future and may never be profitable. We do not expect to receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We last produced gold from our Tonkin Springs property in 1990. We have no proven or probable reserves, and we may be unable to produce gold or other precious metals with a value exceeding existing and future costs and expenses. If we are unable to economically produce gold from our Tonkin Springs property, which is currently our sole property, we would be forced to identify and invest substantial sums in one or more additional properties. Such properties may not be available to us on favorable terms or at all. Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not be successful in completing the acquisition of one or more of the companies that we recently announced. On March 5, 2006, we announced our intention to acquire four companies with mineral properties adjacent to or near our Tonkin Springs property. However, as of March 29, 2006, we have not commenced an offer for, or entered into an acquisition agreement with, any of the companies. We are unable to predict when, if ever, an offer will be made or when, if ever, any of these transactions will be completed. Further, management of one or more of the companies may resist our efforts. In addition, our current estimates of the value of these entities is based only on publicly available information, and we may determine through due diligence investigation of any or all of these companies that acquiring one or more of them would be less advantageous than we currently believe. As a result of these or other factors, we may choose not to proceed with one or more of the proposed acquisitions, or we may otherwise be unable to complete any or all of the proposed transactions. If we are unable to consummate the acquisition of one or more of those companies, the price of our common stock may decline.

The integration of any companies that we acquire will present significant challenges. Upon completion of any of the proposed acquisitions that we recently announced, the integration of our operations with those of the acquired company or companies and the consolidation of those operations will require the dedication of management resources, which will temporarily divert attention from the day-to-day business of the combined company. The difficulties of assimilation may be increased by the necessity of coordinating separate organizations, integrating operations, systems and personnel with disparate business backgrounds and combining different corporate cultures. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of the companies’ businesses, which could have an adverse effect on the revenues and operating results of the combined company for an indeterminate period of time. The failure to successfully integrate any companies that we may acquire, to retain key personnel and to successfully manage the challenges presented by the integration process may prevent us from achieving the anticipated potential benefits of any such acquisition. If we fail to realize the anticipated benefits of any acquisition, the market value of our stock may be adversely affected.

Historical production of gold at our Tonkin Springs property may not be indicative of the potential for future development or revenue. Historical production from our Tonkin Springs property came from relatively shallow deposits, and in very limited quantities. In the future, we intend to explore deeper zones in an effort to identify additional mineralized material. However, due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that our efforts will be successful. Investors in our common stock should not rely on our historical operations as an indication that we will ever place the property into commercial production again. We expect to incur losses unless and until such time as our property enters into commercial production and generates sufficient revenues to fund our continuing operations.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations. Substantial expenditures will be required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal and develop the mining and processing facilities and infrastructure at any mine site. In addition to significant funds we have budgeted for drilling commencing in 2006, we will require significant additional funding for geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of our exploration. We may not benefit from such investments if we are unable to identify commercially exploitable mineralized material. If we are successful in identifying reserves, we will require significant additional capital to construct a mill and other facilities necessary to mine those reserves. That funding, in turn, depends upon a number of factors, including the state of the national and worldwide economy and the price of gold.  Our company may not be successful in obtaining the required financing for these or other purposes, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible, partial or total loss of our company’s potential interest in certain properties.

We may be forced to forfeit our share of $37.6 million currently held in escrow pursuant to the provisions of our financing arrangement in connection with our recent private placement. Under the terms of a subscription receipt agreement executed in connection with the private placement which closed in February 2006, one-half of the $75 million gross proceeds is being held in escrow pending satisfaction of certain conditions. Those conditions include, among others, the listing of our common stock on the Toronto Stock Exchange, the filing of a final prospectus which qualifies the distribution of our securities in certain provinces in Canada and receipt of an effective date for the registration statement of which this prospectus is a part. If we are unable to satisfy the escrow release conditions before February 22, 2007, the entire amount held in escrow must be refunded to holders of the subscription receipts in exchange for 50% of their subscription receipts. In such event, we may be forced to curtail our exploration efforts and acquisition intentions and seek additional financing. We may not be able to raise additional capital on commercially reasonable terms or at all and as such our exploration program may be adversely affected.

If we are unable to satisfy the compliance order issued with regard to our Tonkin Springs property, we may forfeit our mine permit.  In May 2005, the NDEP issued a notice of alleged violation under the mine permit relating to disturbances at a portion of the Tonkin Springs property where mining was formerly conducted. As a result of that notice, we are under a compliance order to submit and implement a final closure plan for the mining operation by August 2006. Our failure or inability to comply with that order and satisfy other regulations affecting our property could cause us to forfeit our existing permit and adversely affect our ability to obtain additional necessary permits.

Our continuing reclamation obligations at the Tonkin Springs property could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on the Tonkin Springs property. The current estimate of reclamation costs for existing disturbances on the property in the form required by the Federal Bureau of Land Management and NDEP is approximately $2.9 million. A preliminary and recent internal study indicates that an additional $800,000 may be required to perform the reclamation activities. As required by applicable regulations, we have in place a cash bond in the amount of $2.9 million to secure the reclamation of the property. Reclamation bond estimates are required to be updated every three years or prior to new disturbances taking place that are not already bonded. We anticipate updating the reclamation obligation by September 2006, which could raise our potential obligation and the amount of the bond. There is a risk that any cash bond, even if augmented, could be inadequate to cover the costs of reclamation which could subject us to additional bond funding obligations or actual reclamation costs. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital.  There is a risk that we will be unable to fund these additional bonding requirements and further that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities.

Fluctuating gold prices could negatively impact our business plan. The potential for profitability of gold mining operations at the Tonkin Springs property and the value of the Tonkin Springs property is directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our common stock. In the event that we obtain positive drill results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has ranged between $271 per ounce and $445 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2001-2005

2001	2002	2003	2004	2005
$271	$310	$364	$406	$445

Although it may in the future be possible for us to protect some price fluctuations by hedging if we identify commercially minable reserves on the Tonkin Springs property, the volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property or produce any revenue.

Our ongoing operations, including past mining activities, are subject to environmental risks which could expose us to significant liability and delay, suspension or termination of our operations at the Tonkin Springs property. All phases of our operations will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the Tonkin Springs property and on properties which we may hold interests in the future that are unknown to us at the present and that have been caused by us or previous owners or operators of the properties, or that may have occurred naturally.

We have transferred our interest in several mining properties over past years, some of which are now being operated by third parties. Under applicable federal and state environmental laws, as a prior owner of these properties, we may be liable for remediating any damage that we may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Production, if any, at our project will involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, then we may become subject to liability for hazards. We have not purchased insurance for environmental risks including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production as it is not generally available at a reasonable price.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations at the Tonkin Springs property. Our operations, including our proposed two-year exploration drilling program, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Tonkin Springs property will be adversely affected.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property. The Company’s ability to explore and operate its properties depends on the validity of title to its properties. The mineral properties making up the Tonkin Springs property consist of leases of unpatented mining claims and unpatented mining claims and unpatented millsite claims. Unpatented mining claims are unique property interests and are generally considered to be subject to greater risk than other real property interests because the validity of unpatented mining claims is often uncertain. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the Federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

A significant portion of the lode claims comprising our Tonkin Springs property are subject to a lease in favor of a third party which expires in 2009 and which provides for a 5% royalty on production. A total of 269 of our mining and millsite claims are subject to this lease. The lease requires annual payments of $150,000 or 455 ounces of gold, whichever is greater, and payment of a net smelter returns royalty of 5% of the gross sales price of gold or silver from the property. This lease expires January 1, 2009. In the event we are unable to extend the lease or purchase the claims from the owner, we would be forced to forfeit the underlying claims, which in turn may adversely affect our ability to explore and develop the property. If we are successful in identifying sufficient mineralization to warrant placing the property into production, we will be obligated to pay the leaseholder a royalty of 5% of the gross revenue from production, which will reduce our potential revenue.

We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of the Tonkin Springs property. In accordance with Nevada law, we have obtained permits to drill the water wells that we currently use to service the Tonkin Springs property. However, the amount of water that we are entitled to use from those wells has not been finally determined by the appropriate regulatory authorities. A final determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount water that we intend to use. Unless we are successful in developing the project to a point where we can commence commercial production of gold or other precious metals, we may not be able to demonstrate such beneficial use. Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at the property.

Estimates of mineralized material at our Tonkin Springs property are based on drill results from shallow deposits and are not necessarily indicative of the results we may achieve from drilling at greater depths. Previous operators at the Tonkin Springs property were focused on producing gold from shallow deposits in an effort to achieve immediate revenue. Our proposed drilling program for 2006 and 2007 targets mineralization at greater depths and at different locations on our property. Estimates of mineralization in shallow zones is not necessarily indicative of mineralization at greater depths. In addition, estimates of mineralization are based on limited samples and many assumptions, and are inherently imprecise. Our ability to identify and delineate additional mineralization depends on the results of our future drilling efforts and our ability to properly interpret those results. We may be unable to identify any additional mineralization or reserves.

We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business. Our company is dependent on three persons, namely our chairman and chief executive officer, president and chief operating officer and vice president and chief financial officer. Mr. McEwen, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Ms. Carpenter, our President and Chief Operating Officer, is responsible for company management and overseeing our exploration and regulatory compliance. Mr. Pass is our principal financial officer and responsible for our public reporting and administrative functions. We rely heavily on these individuals for the conduct of our business. The loss of any of our existing officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

Our Chairman and Chief Executive Officer may face conflicts of interest which may affect, among other things, the time he devotes to the affairs of our company and the price we agree to pay for the acquisition of one or more of the companies that we have recently announced. Mr. McEwen is a principal shareholder of each of the companies which we have proposed to acquire and a member of the board of directors of three of those companies. He is also an investor and director in other companies that have no present relationship to our company. In his capacity as a director and shareholder of the companies we have proposed to acquire, he is subject to conflicts of interest with regard to, among other things, the price we agree to pay for those other companies. If we complete one or more of these acquisitions, Mr. McEwen would profit from his investment in the other company. While we have sought to mitigate that risk by forming a special committee of our Board of Directors to evaluate those transactions, this step may not be sufficient to eliminate the entire risk. If we are unable or unwilling to consummate one or more of those acquisitions, Mr. McEwen may continue as a member of the board of directors of that entity. Mr. McEwen has interests in a variety of companies, including those we have targeted for acquisition. As a result, he may also be subject to a conflict with regard to the amount of time he devotes to our affairs. Mr. McEwen does not devote all of his business time to our affairs.

Legislation has been proposed that would significantly affect the mining industry. Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the Mining Law of 1872, which governs the unpatented claims that we control. One such amendment has become law and imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our Tonkin Springs property. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties and could significantly impair our ability to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what any royalties might be, such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

We will incur substantial costs in connection with the proposed acquisitions, even if they are never completed. We expect to incur acquisition-related expenses of approximately $2.5 million, consisting of investment banking, legal and accounting fees and financial printing and other related charges. These amounts are preliminary estimates and the actual amounts may be higher or lower. Moreover, we are likely to incur additional expenses in future periods in connection with the integration of any acquired company’s business with our business.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties. We compete with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations. Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to producing mines. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•      economically insufficient mineralized material;

•      fluctuations in production costs that may make mining uneconomical;

•      labor disputes;

•      unanticipated variations in grade and other geologic problems;

•      environmental hazards;

•      water conditions;

•      difficult surface or underground conditions;

•      industrial accidents;

•      metallurgical and other processing problems;

•      mechanical and equipment performance problems;

•      failure of pit walls or dams;

•      unusual or unexpected formations;

•      personal injury, fire, flooding, cave-ins and landslides; and

•      decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in such interest. All of these factors may result in losses in relation to amounts spent which are not recoverable.

We do not insure against all risks to which we may be subject in our planned operations. While we currently maintain insurance to insure against general commercial liability claims, our insurance will not cover all of the potential risks associated with our operations. For example, we do not have insurance on the mill at our Tonkin Springs property and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover any resulting liability. We might also become subject to liability for pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

While we believe we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will be required to furnish a report by our management on internal controls for the fiscal year ending December 2007. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. While we believe our internal control over financial reporting is effective, we are still constructing the system and processing documentation and performing the evaluations needed to comply with Section 404, which is both costly and challenging. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we are unable to assert that our internal control over financial reporting is effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Colorado law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Colorado law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors of our company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to our Common Stock

The sale of our common stock by selling shareholders may depress the price of our common stock due to the limited trading market which exists. We intend to file a registration statement with the SEC to permit the public sale of securities sold by us in a private placement in February 2006. That action will result in up to 40,158,000 additional shares of our common stock available for sale in the public market. Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 12 months has averaged approximately 200,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock. As a result, the price of our common stock may decline.

Completion of one or more of the acquisitions that we recently announced would result in the issuance of a significant amount of additional common stock which may depress the trading price of our common stock. While no formal offer has been made, or agreement reached, with regard to the acquisition of one or more of the companies that we recently announced, completion of one or more of those acquisitions would result in the issuance of a significant amount of common stock. If all of the acquisitions were completed on the terms currently proposed, of which there is no assurance, we would issue up to approximately 45 million shares of our common stock, without taking into account options and warrants that such other companies may have outstanding. This would represent approximately 72% of the common stock we presently have outstanding, assuming conversion of all of the subscription receipts and exercise of all outstanding warrants. The issuance of such a significant amount of common stock could depress the trading price of our common stock.

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•      changes in the worldwide price for gold;

•      disappointing results from our exploration or development efforts;

•      failure to meet our revenue or profit goals or operating budget;

•      decline in demand for our common stock;

•      downward revisions in securities analysts’ estimates or changes in general market conditions;

•      technological innovations by competitors or in competing technologies;

•      investor perception of our industry or our prospects; and

•      general economic trends

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors, together with our largest shareholder, beneficially own approximately 42% of our common stock as of the date of this report. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future. We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

Forward-Looking Statements

This prospectus contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from our Tonkin Springs property, future business plans and strategies, the proposed acquisition of other companies, future revenue and the receipt of working capital, and other statements that are not historical in nature. In this prospectus, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

In addition to the specific factors identified under RISK FACTORS above, other uncertainties that could affect the accuracy of forward-looking statements, include:

•      decisions of foreign countries and banks within those countries;

•      technological changes in the mining industry;

•      our costs;

•      changes in our business strategy;

•      interpretation of drill hole results and the geology, grade and continuity of mineralization;

•      the uncertainty of reserve estimates and timing of development expenditures; and

•      commodity price fluctuations

This list, together with the factors identified under RISK FACTORS, is not exhaustive of the factors that may affect any of the company’s forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this prospectus. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

Prospective investors are urged not to put undue reliance on forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Gold Corporation

Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of U.S. Gold Corporation as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Gold Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
March 20, 2006
Denver, Colorado

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2005	2004
OTHER REVENUE:
Earnest money forfeited	$200,000	$—
Interest income	32,032	38,750
Management fee	330,000	—
Realized gain from disposition of shares	520,428	—
(Loss) on sale of other assets	(29,982)	—
Total other revenue	1,052,478	38,750

COSTS AND EXPENSES:
General and administrative	1,027,194	782,968
Write-off of purchase price receivable	182,748	—
Property holding costs	761,081	—
Employment termination payments	1,423,824	—
Stock compensation expense	294,400	43,229
Equity share of subsidiary loss	58,888	—
Realization reserve-stock	168,960	—
Interest	3,011	1,476
Accretion of asset retirement obligation	110,243	—
Depreciation	12,850	4,878
Total costs and expenses	4,043,199	832,551

(Loss) before income	(2,990,721)	(793,801)
Provision for income taxes	—	—
Net (loss)	$(2,990,721)	$(793,801)

Basic and diluted per share data:
Net (loss)
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$677,518
Interest receivable	25,667
Other current assets-prepaid expense	85,483
Total current assets	788,668

Property and equipment, net	53,305

Restrictive time deposits for reclamation bonding	2,937,746

Other assets:
Inactive milling equipment	777,819
Long-lived asset-asset retirement	942,924
Prepaid insurance	29,970
Other assets	10,118
Total other assets	1,760,831

TOTAL ASSETS	$5,540,550

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,794
Installment purchase contracts	97,303
Reclamation plan cost (reclamation obligation)	1,597,032
Total current liabilities	1,791,129

Installment purchase contracts, long-term	16,083
Retirement obligation	1,127,689
Other permit obligations	72,510
Total liabilities	3,007,411

Commitments and contingencies	—

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 33,296,755 shares issued and outstanding	40,465,813
Accumulated (deficit)	(37,932,674)
Total shareholders’ equity	2,533,139
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,540,550

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (restated)

	Shares	Common Stock	Accumulated (Deficit)	Total

Balance, December 31, 2003	19,188,954	$35,324,260	$(34,148,152)	$1,176,108

Exercise of stock warrants at $.30/share	428,572	128,571	—	128,571

Sale of shares for cash at $.50/share	200,000	100,000	—	100,000

Sale of shares for cash at $.724/share	100,000	72,350	—	72,350

Sale of shares for cash at $.475/share	200,000	95,000	—	95,000

Value assigned to warrants	—	21,800	—	21,800

Exercise of stock options at $.16/share	340,000	30,400	—	30,400

Treasury shares cancelled	(516)	(470)	—	(470)

Net (loss)	—	—	(793,801)	(793,801)

Balance, December 31, 2004	20,457,010	35,771,911	(34,941,953)	829,958

Shares issued for cancellation of warrants at $.47/share	120,000	56,400	—	56,400

Shares issued for cancellation of warrants at $.40/share	145,000	58,000	—	58,000

Share grants to directors at $.40/share	450,000	180,000	—	180,000

Share grants to executive officers at $.39/share	1,025,000	399,750	—	399,750

Sale of shares for cash at $.36/share	11,100,000	4,000,000	—	4,000,000

Treasury shares cancelled	(255)	(248)	—	(248)

Net (loss)	—	—	(2,990,721)	(2,990,721)

Balance, December 31, 2005	33,296,755	$40,465,813	$(37,932,674)	$2,533,139

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
Cash flows from operating activities:
Cash paid to suppliers and employees	$(2,630,620)	$(853,033)
Earnest money payment	200,000	—
Interest received	6,365	56,108
Interest paid	(3,011)	(1,476)
Income taxes paid	—	—
Cash (used in) operating activities	(2,427,266)	(798,401)
Cash flows from investing activities:
BacTech purchase price payments	185,776	318,892
Increase to restricted investments securing reclamation	(1,118,733)	—
Capital expenditures	(55,067)	(101,507)
Sale of assets	10,000	—
Cash (used in) provided by investing activities	(978,024)	217,385
Cash flows from financing activities:
Sale of common stock for cash	4,000,000	374,492
Purchase of treasury stock	(248)	(470)
Proceeds from (payments on) installment purchase contracts	8,068	83,990
Cash provided by financing activities	4,007,820	458,012
Increase (decrease) in cash and cash equivalents	602,530	(123,004)
Cash and cash equivalents, beginning of year	74,988	197,992
Cash and cash equivalents, end of year	$677,518	$74,988
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(2,990,721)	$(793,801)
Items not providing/requiring cash:
Management fee paid with GRC shares	(320,000)	—
Realized gain from GRC shares	(520,428)	—
Equity share of GRC loss	58,888	—
Non-cash portion of employment termination expense	433,400	—
Write-off of BacTech purchase price receivable	182,748	—
Loss on sale of asset	29,982	—
Interest income	(25,667)	—
Stock compensation expense	294,400	43,229
Realization reserve-GRC stock	168,960	—
Accretion of asset retirement obligation-SFAS 143	110,243	—
Depreciation	12,850	4,878
(Increase) decrease in other assets related to operations	22,341	(623)
Increase (decrease) in liabilities related to operations	115,738	(52,084)
Cash (used in) operating activities	$(2,427,266)	$(798,401)
Non-cash financing and investing activities:

Net assets received from BacTech withdrawal from TSLLC	$757,035	$—

Payments pursuant to Employment Termination Agreements with GRC common stock	$612,580	$—

Exercise of stock options utilizing cashless exercise	$—	$24,000

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.             Summary of Significant Accounting Policies

Basis of Presentation:  U.S. Gold Corporation (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and the production and sale of gold and silver.

Reclassifications:  Certain adjustments have been made in the financial statements for the year ended December 31, 2004, to conform to accounting and financial statement presentation for the year ended December 31, 2005. On November 14, 2005, the shareholders of the Company approved an amendment to the articles of incorporation increasing the authorized capital from 35,000,000 shares of $0.10 par value common stock to 250,000,000 shares of no par value common stock. All presentations have been restated to reflect these changes to the capital of the Company.

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

Exploration and Development Costs:  Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Depreciation:  Depreciation of office furniture, equipment and vehicles is computed using straight-line methods. Office furniture, equipment and vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.

Property Retirement Obligation:  The Company implemented SFAS 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation and to expense to the extent they do not so apply.

Stock Option Plans:  The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income as if compensation costs for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Revenue Recognition:  Gains on the sale of mineral interests, if any, includes the excess of the net proceeds from sales over the Company’s net book value in that property. Generative exploration program fees, received as part of an agreement whereby a third party agrees to fund a generative exploration program in connection with mineral deposits in areas not previously recognized as containing mineralization in exchange for the right to enter into a joint venture in the future to further explore or develop specifically identified prospects, are recognized as revenue in the period earned.

Management contract fees are recognized as revenue earned is determined to be realizable. Sales revenue is recognized upon the production of metals having a fixed monetary value. Metal inventories are recorded at estimated net realizable value, except in cases where there is no immediate marketability at a quoted market price, in which case they are recorded at the lower of cost or net realizable value.

Per Share Amounts:  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (20,028,173 for 2004 and 25,931,172 for 2005). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2005 and 2004, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Income Taxes:  The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.”  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Business Risks:  The Company continually reviews the mining risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company’s operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company’s business is subject to extensive license, permits, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

Use of Estimates:  The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments:  SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, interest receivable, accounts payable, and installment purchase contracts. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company’s long-term purchase contracts approximates fair values of similar debt instruments.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29.”  This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”  This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

2.             Tonkin Springs Project

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company (“TSLLC”) which, in turn, owns the Tonkin Springs gold mine property located in Eureka County, Nevada.

The Company intends to initiate an exploration program at the Tonkin Springs project commencing in 2006 subject to receipt of necessary governmental permits.

Effective May 12, 2005, BacTech Nevada Corporation, a Nevada corporation and subsidiary of BacTech Mining Corporation (“BacTech”), a Canadian corporation based in Ontario, withdrew from TSLLC and its 55% interest reverted back to the Company. BacTech withdrew from TSLLC as provided in the TSLLC agreements dated July 31, 2003, and the Company assumed responsibilities for management and funding for the project.

As set forth under the July 31, 2003, TSLLC agreements, BacTech Nevada was responsible to fund and satisfy all unfunded liabilities to third parties (whether such accrued before or after such withdrawal) arising out of operations conducted subsequent to July 31, 2003, but prior to the date of BacTech’s withdrawal, May 12, 2005. BacTech has guaranteed the performance of BacTech Nevada under the TSLLC agreements. The Company believes it has certain claims against BacTech related to TSLLC related to payments by the Company to vendors of BacTech and other matters. The Company considers collection of any claims against BacTech to be doubtful and has provided a reserve for realization for the entire amount of any such claims at December 31, 2005.

On September 30, 2004, TSLLC filed an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs. On November 5, 2004, BacTech was notified by the BLM of the need to increase the reclamation bond relating to the Tonkin Springs project by $1,118,733. On March 8, 2005, BacTech was notified that TSLLC was not in compliance with this financial obligation. Subsequent to the withdrawal of BacTech, the Company posted the additional bonding from a portion of the proceeds from the sale of shares of the Company (see Note 3 and 10) and TSLLC is now in compliance with bonding requirements. The Company anticipates completing an updated reclamation cost estimate during the third quarter of 2006 for submission to the BLM by September 30, 2006.

The projected estimate of “Retirement Obligation” for the Tonkin Springs property, reflecting the requirements of SFAS 143 and an update for increase in the current estimated costs of reclamation of approximately $860,000, and changes in the anticipated timing of certain future reclamation costs developed in early 2006, as well as changes to the cost of capital of the Company reflecting the financing transaction closed in February 2006 (See Note 14), totals $2,724,721 as of December 31, 2005. Of this amount, $1,597,032 is budgeted to be expended in certain property reclamation activities during 2006 and has therefore been reflected as a current liability and $1,127,689 is classified non-current. This estimated Retirement Obligation is anticipated to be further revised in the fourth quarter of 2006 when an updated estimate of reclamation obligations is finalized and submitted for regulatory review including the BLM as noted above. This submission is anticipated to be made in September 2006 and may include changes to estimated costs as well as the expected time frames for actual reclamation activities at the Tonkin Springs property. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

The following is a reconciliation of the aggregate of asset retirement obligation projected for books since January 1, 2005:

Asset retirement and reclamation liability-January 1, 2005	$1,596,570
Adjustment at December 31, 2005 reflecting updated cost estimate, cost of capital and timing projections	942,924
Accretion of liability while BacTech was manager	74,984
Accretion of liability at assumed 17.3% annual rate	110,243
Asset retirement and reclamation liability-December 31, 2005	$2,724,721

The components of the above $942,924 adjustment at December 31, 2005 are as follows:

Decrease in the cost of capital assumption from 17.3% to 8.72%	$575,200
Increase to estimated reclamation cost	277,300
Reduction of time frame to complete reclamation from 8.25 years to 6 years from December 31, 2005	90,424
Total	$942,924

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no projected adjustment during 2005 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation.

When BacTech withdrew from TSLLC in May 2005, the total reclamation bonding was $1,819,013. The Company subsequently increased the restrictive time deposits for reclamation bonding by $1,118,733 for a total of $2,937,746, as required by various governmental agencies.

The purchase price for BacTech’s 55% equity ownership interest in TSLLC was $1,750,000 of which $1,567,252 was paid through the date of BacTech’s withdrawal. The Company wrote off and expensed the remaining purchase price receivable from BacTech of $182,748 during 2005. BacTech Nevada has reported that it spent approximately $437,875 on property holding and annual lease payments in 2005 through the effective date of their withdrawal, May 12, 2005. Such amounts are not included in the Consolidated Statement of Operations for the year ended December 31, 2005, since BacTech was responsible for funding.

3.             Change in Control

On July 29, 2005, the Company sold an aggregate of 11,100,000 shares of its common stock to Robert R. McEwen for $4 million in cash. Following the closing of this transaction, Mr. McEwen became the Company’s largest shareholder, owning slightly more than 33.3% of its then outstanding stock. With this transaction and Mr. McEwen’s subsequent appointment as Chairman of the Board and Chief Executive Officer, the Company underwent a change in control. Mr. McEwen also nominated a majority of the Company’s Board of Directors.

In a filing with the United States Securities and Exchange Commission, NovaGold Resources Inc., a Nova Scotia corporation with securities traded on the American and Toronto Stock Exchanges (“NovaGold”), reported that it had purchased 5,374,544 shares of the Company’s common stock in two separate private transactions effective July 27, 2005. NovaGold is a natural resource company engaged in the exploration and development of gold properties in North America. As a result of these transactions, NovaGold owns approximately 15% of the Company’s outstanding common stock as of December 31, 2005.

4.             Termination and Other Agreements

As a condition to completion of the McEwen transaction discussed in Note 3 above, and in consideration of prior uncompensated services and termination of outstanding stock options, the Company consummated agreements with each of its then existing executive officers pursuant to which their employment contracts with the Company were terminated (“Termination Agreements”). These Termination Agreements provided for cash payments to the three individuals in the aggregate amount of $1,000,000, issuance of 1,025,000 shares of the Company’s common stock (see Note 10) and distribution of 5,191,352 shares of common stock of Gold Resource Corporation (“GRC”), representing all of the GRC stock owned by the Company prior to the transaction (see Note 6). The GRC stock was valued at $0.118 per share or $612,580, the fair value as determined by an independent third party. The Termination Agreements were effective July 28, 2005.

The Company also issued an aggregate of 450,000 shares of its common stock (see Note 10) to its then-existing four independent members of the Board of Directors as a condition to completion of the McEwen transaction discussed in Note 3 above. These shares were issued under the Company’s Non-Qualified Stock Option and Stock Grant Plan. Outstanding stock options with each of these directors and the three executive officers were also cancelled.

5.           Terminated Proposed Merger

On June 21, 2005, the Company entered into an agreement (the “Romarco Letter Agreement”) with Romarco Minerals Inc. (“Romarco”) which proposed a merger of the Company with both Romarco and Western Goldfields Inc. The Romarco Letter Agreement provided a 30-day “exclusivity period” within which the Company was limited in discussions for a merger or acquisition with any entity other than Romarco, and contemplated that the parties would negotiate a definitive merger agreement. Romarco paid earnest money of $200,000 to the Company with the Romarco Letter Agreement. The exclusivity period expired without Romarco providing the requisite financing to the Company. Following consummation of the McEwen Transaction discussed in Note 3, the Company terminated negotiations with Romarco. The Company, Romarco and Western Goldfields have no further obligations to each other except as provided under confidentiality agreements among and between the parties. The Company recorded the $200,000 earnest money as revenue upon the expiration of the Romarco Letter Agreement.

6.             Gold Resource Corporation

As discussed in Note 3 and Note 4 above, effective July 29, 2005, related to the Termination Agreements, the Company disposed of 5,191,352 shares (approximately 32.65%) of the common stock of GRC, a private Colorado corporation, representing all of the Company’s interest in GRC. The Company’s share of GRC’s net loss for 2005 prior to the disposition of its interest in GRC was $(58,888).

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

7.             Loan Settlement Agreement with FABC

On February 21, 1992, the Company entered into a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation (“FABC”). The Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company (“TSGMC”) entered into an agreement with FABC entitled “Agreement To Pay Distributions,” which requires TSGMC to pay a limited portion of certain distributions from TSVLP to FABC. TSVLP, another subsidiary of the Company, has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No payments have been made under this obligation.

8.             Property and Equipment

At December 31, 2005, property and equipment consisted of the following:

Office furniture and equipment	$45,922
Trucks and autos	38,950
Other equipment	19,263
Subtotal	104,135
Less: accumulated depreciation	(50,830)
Total	$53,305

Depreciation expense for 2005 and 2004 was $12,850 and $4,878, respectively.

9.             Income Taxes

In various transactions entered into February 21, 1992 as well as transactions during 2005, the Company had ownership changes, as that term is defined under Section 382 (g), IRC. As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change. Except as noted below, the Company will receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2005, the Company estimates that tax loss carry forwards to be $12,447,000 expiring through 2025.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005, are presented below:

Deferred tax assets:
Alternative minimum tax credit carryfoward	$11,200
Reclamation obligation	345,900
Net operating (loss) carryforward	2,738,200
Capital (loss) carryforward	268,400
Total gross deferred tax assets	3,363,700
Less valuation allowance	(3,249,100)
Net deferred tax assets	114,600
Deferred tax liabilities:
Basis in TSVLP	(114,600)
Total net deferred tax asset	$—

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $1,231,100 primarily reflects an increase of net operating (loss) carryforwards.

A reconciliation of the tax provision for 2005 and 2004 at statutory rates is comprised of the following components:

	2005	2004
Statutory rate tax provision on book loss	$(658,000)	$(174,600)
Book to tax adjustments:
Valuation allowance	658,000	174,600
Tax provision	$—	$—

10.          Shareholders’ Equity

On November 14, 2005, shareholders of the Company approved an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized from 35,000,000 to 250,000,000 and eliminating the par value of the shares. The shareholders also approved an increase in the number of shares reserved under the Company’s Non-Qualified Stock Option and Stock Grant Plan (the “Plan”) from 3,500,000 to 5,000,000 shares on November 14, 2005.

As discussed further in Note 3 above, on July 29, 2005, the Company sold 11,100,000 shares of its common stock to a single investor for $4 million cash. Related to this transaction, the Company issued 450,000 shares of its stock valued at $0.40 per share, or $180,000, to its then four independent directors as a stock grant under the Plan. Directors terminated option agreements for aggregate 450,000 shares of stock. Related to the Termination Agreements with three executive officers discussed further in Note 5, the Company issued 1,025,000 shares of its stock valued at the closing market price on the day of the agreements of $0.39 per share, or $399,750, under the Plan. Those executives terminated option agreements covering aggregate 225,000 shares of stock.

During June 2005, the Company issued 120,000 shares of its stock valued at $0.47 per share, or $56,400 in the aggregate, to an investor in exchange for cancellation of warrants to purchase 100,000 shares of the Company’s stock expiring in June 2006, and settlement of other issues. In July 2005, the Company issued 145,000 shares of its stock valued at $0.40 per shares, or $58,000, in exchange for cancellation of warrants to purchase 145,000 shares of the Company’s stock expiring through June 29, 2006. The Company recorded stock compensation expense of $114,400 related to these transactions. As of December 31, 2005, there are no remaining warrants to purchase shares of the Company’s stock.

Effective February 25, 2004, the Company entered into a Finder’s Fee Agreement with Meridian Capital Ltd. (“Meridian”), a Canadian merchant bank, whereby Meridian agreed to provide consulting services to the Company. With Unit Subscription Agreements, the Company sold Units at $0.90 where each Unit was made up of one share of common stock and one Unit Purchase Warrant. Unit Purchase Warrants are exercisable for 2 years from date of issue and provide that one share of common stock can be purchased for $1.25 plus four (4) Unit Purchase Warrants for up to 25,000 shares of common stock. Through the March 12, 2004 termination date of the Meridian agreement, the Company raised net proceeds of $72,350 through the sale of 100,000 Units. Meridian was paid a fee of 8.5% of monies raised through the sale of Units plus $10,000 for expenses, and warrants exercisable for 2 years to purchase 20,000 shares of the

Company (equal to 20% of the Units sold) at a warrant exercise price of $0.90 per share (the “Meridian Warrants”). No value was assigned to the Unit Purchase Warrants since the exercise price of those warrants were above the market price of the common stock at the date of the closing of the transaction. A value of $21,800 was assigned to the Meridian Warrants based on the Black-Scholes pricing model and was recorded as finance fees in the first quarter of 2004. As noted above, the warrants were cancelled during 2005.

In June 2004, the Company sold 400,000 Units, with each Unit consisting of one share of common stock and one Unit Purchase Warrant at $0.50 per Unit. These Unit Purchase Warrants are exercisable for two years from date of issue and provide that one share of common stock can be purchased for $0.80 plus two (2) Unit Purchase Warrants for up to 200,000 shares of common stock. The offering netted $195,000. An independent director of the Company was paid a success fee of $5,000 related to one of these private placement sales of stock. Also during June 2004, warrants to exercise 428,572 shares at exercise price of $0.30 per share were exercised at a reduced price of $0.25 per share for total proceeds of $107,142. The Company agreed to the reduced exercise price to induce the holder to exercise the warrants and recognized stock compensation expense of $21,429 for the reduction of the exercise price of these warrants. As noted above, the warrants were cancelled during 2005.

Also during 2004, options to purchase a total of 340,000 shares at an exercise price of $0.16 per share were exercised. In connection with those transactions, 34,286 option shares were surrendered and cancelled under a cashless exercise to fund the exercise price of 150,000 of the option shares and accrued director fees were reduced for exercise of 190,000 additional option shares. Options to purchase 375,550 shares at exercise price of $0.16 per share expired by their terms during 2004.

Stock Options-

Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at market value as of the date of the grant. Effective November 14, 2005, the shareholders of the Company increased the total number of shares under the Plan to 5,000,000. During 2005, stock options were granted to directors, executive officers, and consultants of the Company covering 1,072,000 shares at exercise prices of $2.09 and $2.12 per share.

	Analysis of Stock Options
	2005		2004
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	675,000	$.50-.86	1,367,695	$.16-.86
Granted	1,072,000	$2.09-2.12	—	—

Exercised	—		340,000	$.16
Canceled including through cashless exercise	675,000	$.50-.86	34,286	$.16
Expired	—	—	318,407	$.16
Outstanding and exercisable, end of year	1,072,000	$2.09-2.12	675,000	$.50-.86

Weighted average fair value of Option granted during year	$2,076,180		$—

The fair value for the options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:  risk-free interest rate of 4.61%; a dividend yield of 0.0%; a volatility factor of the expected market price of the common stock of 1.02; and a weighted–average expected life of the option of 10 years.

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding		Weighted Average
		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.09	200,000	9.8 yrs.	$2.09	200,000	$2.09
$2.12	872,000	9.9 yrs.	$2.12	100,000	$2.12

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. In 2004, the Company’s pro forma loss is equal to its net (loss) since no options were granted in 2004. Under the accounting provisions of SFAS 123, the Company’s net loss and net loss per share for 2005 would have been adjusted to the following pro forma amounts:

	2005 Net (loss)
	As reported	Pro forma
Net (loss)	$(2,990,721)	$(5,066,901)

	Basic and diluted Net (loss) per share
	As reported	Pro forma
Net (loss)
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

11.          Employee Benefit Plans

On December 10, 1985, the Company’s Board of Directors adopted a Simplified Employee Pension Plan (“SEP”). The Company intends to make a determination of contributions under the SEP on an annual basis, based upon review by the Board of Directors of the Company’s financial statements as of its fiscal year end. The Company has determined not to make contributions to the SEP for the years ended December 31, 2005 and 2004. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 or 25% of that employee’s total compensation.

12.          Rental Expense and Commitments and Contingencies

During the years ended December 31, 2005 and 2004, the Company had no rental expense under operating leases but had $9,200 in rental expense under other occupancy arrangements.

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

13.          Installment Purchase Contracts

The Company has installment purchase contracts aggregating $23,468, due in monthly installments of $715, collateralized by a vehicle bearing an average interest rate of 6 percent per annum. In addition, the Company is financing the cost of an 18-month insurance policy covering directors and officers with monthly installments of $7,761 through November 2006 with an average interest rate of 7.75 per cent per annum. Future maturities under these contracts as of December 31, 2005 are as follows:

2006	$97,303
2007	$7,837
2008	$8,246

14.          Subsequent Events

On February 22, 2006 (the “Closing Date”), the Company completed a $75,150,000 financing transaction (the “Transaction”). One half of the gross proceeds of the Transaction are being held in an escrow account (the “Escrow Funds”) pending satisfaction of the “Release Conditions”, discussed further below. The remaining net proceeds of $34,944,750, after commissions but before deduction of expense of the offering, are unrestricted and were paid to the Company at Closing. The Company believes that the Transaction will adequately fund its operations for two years.

In the Transaction, the Company sold 16,700,000 “Subscription Receipts” at a price of $4.50 each. Each Subscription Receipt is automatically convertible, subject to adjustment and penalties discussed below, without payment of any additional consideration, into one unit (“Unit”). Each Unit will consist of one share of the Company’s common stock and one-half common stock purchase warrant (“Warrant”). Each full Warrant entitles the holder to purchase one share of common stock for $10.00 for 5 years from the Closing Date.

GMP Securities L.P. and Griffiths McBurney Corp. (the “Agents”) assisted the Company in the Transaction under an Agency Agreement. The Company agreed to pay cash commission of 7% to the Agents and to issue compensation options (“Compensation Options”) for their services. The Company also agreed to reimburse the Agents for their reasonable expenses incurred in connection with the offering. One-half of the cash commission was paid on the Closing Date and one-half plus accrued interest will be paid if the escrowed funds are released to the Company. The Company also issued Compensation Options to the Agents which allow them to acquire, for no additional consideration, broker warrants (“Broker Warrants”) which, in turn, allow them to acquire up to 1,002,000 Units at an exercise price of $4.50 per Unit for a period of 18 months from the Closing Date. The Agent shall be entitled to convert up to 501,000 of the Compensation Options at an exercise price of $4.50 per Unit (the “Initial Options”) at any time prior to August 22, 2007 (the “Conversion Deadline”). Any of the Broker Warrants not so converted, plus any of the remaining 501,000 Compensation Options, will be deemed converted into Units upon satisfaction of the Release Conditions and payment of an exercise price of $4.50 per Unit. Warrants included in the Units allow the Agents to purchase 501,000 shares at an exercise price of $10.00 per share.

The Subscription Receipts were issued pursuant to the terms of a Subscription Receipt Indenture between the Agents and Equity Transfer Services Inc. of Toronto, Ontario, Canada (“ETS”) dated as of the Closing Date. Pursuant to the terms of the Subscription Receipt Indenture, ETS agreed to act as the Company’s agent and registrar for the transfer, exchange and conversion of the Subscription Receipts. ETS will also hold the Escrow Funds in escrow pending satisfaction of the Release Conditions, or return of the Escrow Funds to the subscribers of the Subscription Receipts.

If all the common stock provided under the Transaction are issued, a total of 26,553,000 shares of common stock will have been issued related to the transaction, exclusive of any penalty or adjustment in connection with the conversion of the Subscription Receipts.

As noted above, $37,575,000 of the gross proceeds of this transaction are being held in escrow pending the satisfaction of the Release Conditions.

The Release Conditions include, among other things, filing of a final prospectus which qualifies the distribution of the Units in Canada, the receipt from the Securities and Exchange Commission of an effective date for a registration statement covering the Units, and the listing of the common stock of the Company for trading on the Toronto Stock Exchange. If the release conditions are not satisfied by February 22, 2007, the escrow proceeds will be returned to subscribers. The remaining subscription receipts will automatically convert into shares of our common stock and warrants not later than August 22, 2007.

The Company has agreed to use its commercially reasonable efforts to satisfy the Release Conditions as soon as possible. If the Release Conditions are satisfied, the Company will receive the balance of the proceeds.

In the event that the Release Conditions are not satisfied on or before February 22, 2007, the Company has agreed that each Subscription Receipt shall be converted into 1.1 share of common stock (instead of one share) and 0.55 Warrants (instead of one-half Warrant).

The Subscription Receipts were sold by the Company in transactions exempt from the registration requirements of the 1933 Act pursuant to Rule 506 of Regulation D and in transactions that did not require registration pursuant to Rule 903 of Regulation S. Each subscriber of the Subscription Receipts in the United States was an “accredited investor” within the meaning of Rule 501. The remainder of the Subscription Receipts were sold to persons who were not in the United States at the time of purchase or who were not U.S persons as defined in Rule 902.

ITEM 8.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 8A.               CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of December 31, 2005 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9.                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following individuals serve as our officers and directors as of the date of filing this report:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

Robert R. McEwen Toronto, Ontario	55	Chief Executive Officer and Chairman of the Board of Directors	2005

Ann S. Carpenter Reno, Nevada	48	President and Chief Operating Officer	N/A

William F. Pass Golden, Colorado	59	Vice President, Chief Financial Officer, Secretary and Treasurer	N/A

Michele L. Ashby(2),(3) Denver, Colorado	50	Director	2005

Dr. Leanne M. Baker(1) Tiburon, California	53	Director	2005

Peter Bojtos(1) Lakewood, Colorado	55	Director	2003

Declan J. Costelloe(1),(2),(3) Lakewood, Colorado	40	Director	2005

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his or her successor is elected and qualified or until he or she resigns or is removed. Our officers serve at the will of our Board of Directors.

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Robert R. McEwen. Mr. McEwen became our Chairman of our Board of Directors and our Chief Executive Officer on August 18, 2005, shortly following his purchase of our common stock. He is also the chairman and chief executive officer of Lexam Exploration Inc., a public company engaged in the exploration and development of oil and gas properties in Colorado, and a position he has held since 2003. Mr. McEwen was the chairman of Goldcorp Inc. from 1986 to October 2005, and the chief executive officer of that company from June 1986 until February 2005. Goldcorp is a corporation organized under the laws of the Province of Ontario, Canada, engaged in the business of exploring for and producing gold and other precious metals. The securities of Goldcorp are traded on the Toronto and New York Stock Exchanges. Mr. McEwen is also the non-executive chairman of Coral Cold Resources Ltd. and a member of the board of directors of Nevada Pacific Gold, Tone Resources, and Coral Gold Resources Ltd. All of these companies have securities traded on the TSX Venture Exchange and Coral Gold has securities which are quoted on the OTC Bulletin Board.

Michele L. Ashby. Ms. Ashby is the chief executive officer and founder of MINE, LLC, a Colorado limited liability company organized to promote natural resource companies to the investment community through private conferences. She has occupied that position since July 2005. From 1998 to 2005, she was the chief executive officer and founder of Denver Gold Group Inc., a Colorado non-profit corporation organized and operated as a trade association for the mining industry. In that capacity, she developed, marketed and organized annual conferences for participants in the industry and the investment community. From 1987 to 1995, she was a stockbroker and mining analyst with a regional firm located in Denver, Colorado.

Dr. Leanne M. Baker. Dr. Baker is managing director of Investor Resources LLC and a registered representative with Puplava Securities, Inc., a U.S. broker-dealer. Dr. Baker has been consulting to the mining and financial services industries since January 2002. She was an equity research analyst (and promoted to managing director) at Salomon Smith Barney from 1990 to 2001, where she helped build a research and investment banking franchise in the metals and mining sectors. Dr. Baker is a director of Agnico-Eagle Mines Ltd. and New Sleeper Gold Corporation, both Canadian corporations, the former with securities traded on the Toronto and New York Stock Exchange and the latter with securities traded on the Toronto Venture Exchange. Dr. Baker has a M.S. and a Ph.D. in mineral economics from the Colorado School of Mines.

Peter Bojtos. Mr. Bojtos is licensed as a professional engineer in the Province of Ontario, Canada and for the past ten years, has been an independent director of several U.S. and Canadian precious and base-metal mining and exploration companies operating in all corners of the world. From 1996 to 2005, Mr. Bojtos was Vice-Chair and Vice-President of Fischer-Watt Gold Company Inc., a public company organized in Nevada and developing a copper mine in Mexico, and since August 2005, he has been the Chairman and President of that entity. He also serves on the board of directors of Desert Sun Mining, Queenstake Resources Ltd, Tournigan Gold Corp., and Apolo Gold & Energy Inc. of which he is also chairman and president. All these companies have their securities registered with the United States Securities and Exchange Commission.

Declan J. Costelloe. Mr. Costelloe is a chartered engineer (UK Engineering Council) and a mining geologist. He is president of Celtic Mining LLC, an independent mining consulting firm. Until March 13, 2006, he held the position of investment manager for Veneroso Associates Gold Advisors, an investment company focusing on the gold industry, a position he occupied since 2003. Prior to that, he was the research director for that entity, a position he occupied from August 2000 to September 2003. He has worked with a number of gold mining and exploration companies including BHP Gold and Golden Star Resources. He has also worked with SRK International, a mining consulting firm. He is a director of Vedron Gold Inc. and Alexandria Minerals Corporation, both Canadian corporations with securities traded on the Toronto Ventures Exchange.

Ann S. Carpenter. On October 24, 2005, Ann S. Carpenter was hired as the Company’s President and Chief Operating Officer. From 2003 until she was hired by the Company, Ms. Carpenter was an independent consultant in the mining industry, focusing on resource assessment, evaluations and project development for properties in the United States, Mexico and South America. From November 1997 to 2003, she was the vice-president exploration and business development for NCGI, a private mining company. Since 1996, she has also worked with the Women’s Mining Coalition, a nonprofit entity, as a lobbyist for the mining industry.

William F. Pass. Mr. Pass joined us in June 1988 and was appointed Corporate Secretary on September 1, 1991 and Vice President Administration on January 1, 1994. Effective February 1, 1996, Mr. Pass was appointed Vice President, Chief Financial Officer and Corporate Secretary.

Board Committees

Our Board of Directors maintains a standing Audit, Compensation and Nominating Committee. The Audit Committee recommends the selection and appointment of our independent accountants to the Board of Directors and reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them. All the members of the Audit Committee meet the definition of “independent” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc.

Our Board of Directors has determined that Leanne Baker, the chairperson of the Audit Committee, qualifies as an audit committee financial expert in that she has (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls over financial reporting; and (v) an understanding of the audit committee functions. Dr. Baker acquired these attributes through experience in analyzing financial statements of companies, and through her experience as an audit committee member for other companies.

The compensation committee is responsible for evaluating and recommending the compensation of our executive officers and the members of the Board. Our nominating committee is responsible for identifying, evaluating and recommending nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during 2005 and Forms 5 and amendments thereto, if any, furnished to the Company with respect to 2005, the Company is not aware that any person, who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of the stock of the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior years.

Code of Ethics

The Company has adopted, effective December 31, 2003, a code of ethics that applies to all the executive officers of our company.

Corporate Opportunity Policy

Effective February 13, 2006, our Board of Directors adopted a Corporate Opportunity Policy which covers all of our officers and directors in their capacities as such. The Policy provides that if a possible corporate opportunity becomes available to an officer or director, he or she must disclose the opportunity in reasonable detail to our Board of Directors and may not consummate the opportunity unless and until he or she has received the approval or ratification of the affirmative vote of a majority of the disinterested directors. For purposes of the Policy, a “corporate opportunity” is any business opportunity in which we have expressed an interest or which we have identified as an opportunity by resolution of our Board of Directors. It includes the acquisition of, or participation in, the ownership of an interest in any enterprise or right to extract minerals from any property located in the State of Nevada. The Policy further provides that with regard to the ownership of any interest in an enterprise or property located within the Cortez Trend in the State of Nevada by one of our officers or directors, the holder of the interest must first offer it to us at the price and on the terms upon which the party proposes to sell the interest to a third party. If we are unable or unwilling to accept the offer on those terms, the holder of the interest may sell the interest free of restrictions.

The interests of Mr. McEwen in certain companies with properties located on the Battle Mountain-Eureka Trend in Nevada are subject to this policy. Those companies include White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited. Mr. McEwen has not notified us of his intent to transfer any of these interests to a third party. However, he has advised us that he intends to support our proposed acquisition of these four companies.

ITEM 10.               EXECUTIVE AND DIRECTOR COMPENSATION

The following table summarizes the total compensation for the last three years of all persons who served as our chief executive officer during 2005 and the other executive officers who were serving at fiscal year end December 31, 2005 (Named Executive Officers) for the periods indicated:

Summary Compensation Table

							Long Term Compensation Awards
Name and Principal Position	Year	Salary		Other			Securities Underlying Options		All Other Compensation

Robert R. McEwen, Chief Executive Officer(1)	2005	$—			$—		—		$—

Ann S. Carpenter, President and Chief Operating Officer(2)	2005	$31,875			$—		300,000		$—

William F. Pass, Vice President, Chief Financial Officer and Secretary	2005 2004 2003	$101,528 117,480 114,372	(3) (3) (3)	$ $ $	— — 44,764	(5)	200,000 — 75,000	(6)	$452,026 — 185,920	(4) (7)

William W. Reid,(8) Former President and Chief Executive Officer	2005 2004 2003	$135,908 230,590 230,590	(3) (3) (3)	$ $ $	— 34,311 99,475	(5) (5)	— — 75,000	(6)	$966,447 129,000 220,000	(4) (7) (7)

(1)   Robert R. McEwen was appointed as Chief Executive Officer on August 18, 2005. Mr. McEwen did not receive any salary, other compensation or options during the year ended December 31, 2005.

(2)   Ann S. Carpenter was appointed as President and Chief Operating Officer effective October 24, 2005.

(3)   Includes imputed income for use of vehicle.

(4)   Represents payments under a termination agreement dated July 28, 2005 where the employment agreement with the individual was terminated. Also includes payment of deferred salary, including $144,925 and $282,533 for William Pass and William Reid, respectively.

(5)   Represents prior year accrued salary of $44,764 paid to William Pass during 2003, and $34,311 and $99,475 paid to William Reid during 2004 and 2003, respectively.

(6)   Options were voluntarily terminated in connection with a termination agreement.

(7)   During 2003 and 2004, the executive officers exercised certain of their respective stock options at an exercise price of $0.16 per share which resulted in compensation for federal tax purposes based upon the market price of our common stock on the day of each exercise. William Reid exercised options to purchase 300,000 shares of our common stock in 2003 and 150,000 shares of our common stock in 2004, and William Pass exercised options to purchase an aggregate of 232,326 shares of our common stock in 2003.

(8)   William W. Reid resigned as president, chief executive officer and chairman of the Board of Directors effective August 18, 2005 and terminated his employment with us on September 30, 2005.

Option Grants in Last Fiscal Year

The following grants of stock options were made during calendar year 2005 to our Named Executive Officers:

Option/SAR Grants in Last Fiscal Year

(Individual Grants)

		Percent of
	Number of	Total Options		Market
	Securities	Granted to	Exercise	Value of
	Underlying	Employees	or Base	Underlying
	Options/SARs	in Fiscal	Price	Securities at	Expiration
Name	Granted (#)	Year	($/Share)	Date of Grant	Date

Ann S. Carpenter	100,000	20%	$2.09	$2.09	10/24/2015
Ann S. Carpenter	200,000	40%	2.12	2.12	11/14/2015
William F. Pass	200,000	40%	2.12	2.12	11/14/2015

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Table Value

Shown below is information for the year ended December 31, 2005, with respect to the exercised and unexercised options to purchase our common stock issued to the Named Executive Officers:

Aggregate Option/SAR Exercises for 2005 Fiscal Year and

Year Ended December 31, 2005 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARS At 12/31/05(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at 12/31/05($ )(1)(2) Exercisable/Unexercisable
Ann S. Carpenter	0	$0	300,000/0	$362,000/$0
William F. Pass	0	0	0/200,000	$0(3)/$266,000

(1)   Based upon the closing price of our common stock as reported by the OTC Bulletin Board as of December 31, 2005 ($3.45 per share).

(2)   Represents the difference between the exercise price of the options and the fair market value of the stock on December 31, 2005.

(3)   These options are exercisable 33.3% on or after November 14, 2006, 33.3% on or after November 14, 2007 and the remainder on or after November 14, 2008.

Equity Incentive Plans

Our Non-Qualified Stock Option and Stock Grant Plan, as amended (the “Plan”), was adopted effective March 17, 1989. The Plan terminates in accordance with its terms on March 16, 2009. Under the Plan, as amended by our shareholders on November 14, 2005, a total of 5,000,000 shares of our common stock are reserved for issuance thereunder.

Under the Plan, non-qualified stock options and/or grants of our common stock may be granted to key persons assisting in our development, including officers, directors, employees and consultants. This Plan gives the Board broad authority to grant options and make stock grants to key persons selected by the Board, while considering criteria such as employment position or other relationship with the company, duties and responsibilities, ability, productivity, length of service or association, morale, interest in the company, recommendations by supervisors, and other matters, to set the option price, term of option, and other broad parameters. Options may not be granted at a price less than the fair market value of our common stock at the date of grant and may not have a term in excess of 10 years.

Options granted under the Plan do not generally give rise to taxable income to the recipient or any tax consequence to us, since the Plan requires that the options be issued at a price not less than the fair market value of the common stock on the date of grant. However, when an option is exercised, the holder is subject to tax on the difference between the exercise price of the option and the fair market value of the stock on the date of exercise. We receive a corresponding deduction for income tax purposes. Recipients of stock grants are subject to tax on the fair market value of the stock on the date of grant and we receive a corresponding deduction.

Securities granted under the Plan are “restricted securities” as defined under the Securities Act of 1933, unless a registration statement covering such shares is in effect. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144), which exemptions typically impose conditions on the sale of the shares. Options granted under the Plan are non-transferable except by will or the laws of descent and distribution.

As of December 31, 2005, 1,072,000 Options were outstanding under the Plan, of which 300,000 were immediately exercisable and all of which were issued in 2005.

Pension Plan

On December 10, 1985, the Company’s Board of Directors adopted a Simplified Employee Pension Plan (“SEP”). The Company evaluates annually contributions to the SEP based upon review by the Board of Directors of the performance of the Company. The Company has determined not to make a contribution for 2005. No contribution was made for 2004 or 2003. Under the SEP, the Company has the option of contributing a certain amount directly to its employees’ Individual Retirement Accounts. The Plan covers all employees of the Company with certain participation requirements, however the Company is not required to make any contributions in a given year. If contributions are made, they must be made to all eligible employees. Contributions made under the SEP in any one calendar year for any one employee may not be more than the smaller of $40,000 for year 2005 or 25% of that employee’s total compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Non-Qualified Stock Option and Stock Grant Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,072,000	$2.11 per share	740,637

Equity compensation plans not approved by security holders	0	—	0

TOTAL	1,072,000		740,637

Compensation of Directors

We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of any committees thereof. Effective October 1, 2005, non-executive directors are compensated at $20,000 per year. In November 2005, each director received stock options to acquire 100,000 shares of our common stock at an exercise price of $2.12 per share, exercisable 33.3% on or after November 14, 2006, 33.3% on or after November 14, 2007 and the remainder on or after November 14, 2008. These options expire October 14, 2015.

Employment Contracts

On October 24, 2005, we entered into an employment agreement with Ann S. Carpenter as our President and Chief Operating Officer. The agreement has a three year term and provides for a base salary of $170,000 per year plus certain additional benefits. In addition, we issued stock options to Ms. Carpenter under our Non-Qualified Stock Option and Stock Grant Plan granting her the right to purchase 300,000 shares of common stock for a period of 10 years. Ms. Carpenter may only be terminated by us for “cause,” as defined in the agreement, and if we terminate her without cause or she resigns with good reason, including if we experience a “change in control,” she would be entitled to a severance payment equal to one year of salary if she terminates within the first 180 days of the agreement or two years of salary if she terminates thereafter.

On March 30, 2006, we entered into an employment agreement with William F. Pass, our Vice President and Chief Financial Officer. The agreement is for a term of three years and provides for a base salary of $115,267 per year plus certain additional benefits. Mr. Pass may only be terminated by us for “cause,” as defined in the agreement and if he resigns for good reason, including a change in control, or is otherwise terminated, he would be entitled to a severance payment equal to six months salary.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2006, there are a total of 33,296,755 shares of our common stock outstanding, our only class of voting securities currently outstanding. The amount of common stock outstanding excludes any shares of common stock issuable upon automatic conversion of the subscription receipts issued in connection with our private placement completed in February 2006. Since a minimum of 8,350,000 additional shares of common stock will be issued upon conversion of the subscription receipts, we have assumed, for purposes of the table below, that those shares are outstanding. Thus, the calculations which follow assume 41,646,755 shares of common stock outstanding. Under certain conditions, an additional 10,020,000 shares may be issued pursuant to the exchange of subscription receipts, exclusive of shares issuable upon exercise of outstanding warrants and options.

The following table describes the ownership of our voting securities as of March 29, 2006 by:  (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is the address of our executive office, 2201 Kipling Street, Suite 100, Lakewood, Colorado 80215-1545. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder, we assumed that any options or warrants owned by an individual and exercisable within 60 days is exercised, but not the options or warrants owned by any other individual.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number		Percentage (%)

Robert R. McEwen(1)	11,602,500	(2)	27.5%

Peter Bojtos(1)	125,000	(3)		*

Declan Costelloe(1)	5,000	(3)		*

Michele L. Ashby(1)	0	(3)	*

Leanne M. Baker(1)	0	(3)	*

Ann S. Carpenter(1)	300,000	(4)	*

William F. Pass(1)	347,075	(3)	*

NovaGold Resources, Inc. P.O. Box 24, Suite 2300 200 Granville Street Vancouver, British Columbia V6C 1S4, Canada	5,374,544		12.9%

All officers and directors as a group (seven individuals)	12,379,575		29.19%

*       Less than one percent.

(1)    Officer or director.

(2)    Includes 335,000 shares of common stock issuable upon automatic conversion of subscription receipts owned by the individual and 167,500 shares of common stock issuable upon exercise of warrants which will be issued upon conversion of the subscription receipts. Excludes an additional 335,000 shares of common stock and an additional 167,500 shares of common stock underlying warrants which may be issuable upon conversion of the subscription receipts.

(3)    Excludes stock options which are not exercisable within 60 days of the date of this prospectus.

(4)    Includes 300,000 shares underlying options that are exercisable within 60 days of the date of this prospectus.

Changes in Control

In a filing with the SEC, NovaGold Resources Inc. (“NovaGold”), a corporation existing under the laws of the Province of Nova Scotia, Canada, with securities traded on the American and Toronto Stock Exchanges, reported that it had purchased 5,374,544 shares of our common stock in two separate private transactions effective July 27, 2005. NovaGold is a natural resource company engaged in the exploration and development of gold properties in North America. As a result of these transactions, NovaGold owns approximately 12.9% of our outstanding common stock as of March 31, 2006.

On March 5, 2006, we announced our intention to acquire four companies holding interests in the Battle Mountain-Eureka Trend in Nevada. Our intention is to acquire all of these companies in exchange for the issuance of our common stock. No formal offer has been commenced or agreement made with for any of these companies and there is no assurance that an offer will be made or that any acquisition will be completed. However, if all of these acquisitions were completed, we would issue up to 45,202,017 additional shares of our common stock, exclusive of shares issuable upon exercise of options and warrants to these companies. The issuance of these shares may result in a change in control.

We know of no other arrangement or events, the happening of which may result in a change in control.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert R. McEwen. On July 29, 2005, we sold 11,100,000 shares of our common stock to Robert R. McEwen for $4 million, or $0.36036 per share. After completion of that transaction, Mr. McEwen became our Chairman and Chief Executive Officer. The sale price of the common stock in that transaction was determined with reference to the trading price of our stock in the time period preceding execution of the agreement.

In addition to the foregoing terms, the agreement pursuant to which Mr. McEwen acquired such securities, included the following terms:

•      We agreed to issue an aggregate of 450,000 shares of our common stock to the four then-existing non-executive members of the Board of Directors. These shares were issued under our Plan. Each of these directors also agreed to cancel any outstanding stock options.

•      We agreed to use our commercially reasonable efforts to cause the shares purchased by Mr. McEwen to be registered for resale with the SEC as promptly as practical after the closing of the transaction and to pay the costs associated with such registration. In addition, Mr. McEwen was granted “piggyback” registration rights on all registrations filed by the Company other than registrations on Form S-4 and S-8.

•      We and Mr. McEwen agreed to indemnify each other and their respective representatives and agents from breach of any representation or warranty contained in the underlying agreements.

Further, on February 22, 2006, Mr. McEwen purchased 667,000 subscription receipts for $4.50 per subscription receipt upon the same terms as the other investors.

Other Executive Officers. Related to the July 29, 2005 transaction with Mr. McEwen described above, and in consideration of prior uncompensated services and termination of outstanding stock options, we also consummated agreements with each of our then-existing executive officers pursuant to which their employment contracts with us were terminated (“Termination Agreements”). These Termination Agreements provided for cash payments to the three executive officers in the aggregate amount of $1,000,000, issuance of 1,025,000 shares of our common stock and the distribution of 5,191,352 shares of common stock of GRC, representing all of the GRC stock owned by us prior to the transaction. These Termination Agreements were effective July 28, 2005. William Pass, our current Vice President, Chief Financial Officer and Secretary, was party to a Termination Agreement as described below and continues as our employee.

The following table details the payments made by us to each of the former officers and Mr. Pass:

		Share	GRC Share
Name of Officer	Cash Payment	Issuance	Distribution

William W. Reid	$469,936	534,968	2,439,606
David C. Reid	301,567	275,784	1,565,539
William F. Pass	228,497	214,248	1,186,207

The Termination Agreements also provided the following additional material terms:

•      All of our previous obligations to the officers were cancelled.

•      We distributed three automobiles and the associated installment purchase obligations to the officers.

•      Each officer agreed to cancel any outstanding stock options that we previously granted to them.

ITEM 13.               EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

3.1.1                Articles of Incorporation of the Company filed with the Secretary of State of Colorado on June 24, 1979 (incorporated by reference from the Report on Form 10-KSB dated March 27, 1996, Exhibit 3.1 File No. 000-09137)

3.1.2                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on June 22, 1988 (incorporated by reference from Report on Form 10-K dated  March 30, 1988, Exhibit 3.1  File No. 000-9137)

3.1.3                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on July 5, 1988 (incorporated by reference from Report on Form 10-K dated  March 30, 1988,  Exhibit 3.2 File No. 000-9137)

3.1.4                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on December 20, 1991 (incorporated by reference from Report on Form 10-K dated  March 29, 1991,  Exhibit 3.3 File No. 000-9137)

3.1.5                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on November 15, 2005.

3.2.                  Bylaws of the Company, as Amended June 22, 1988 (incorporated by reference from the Report on Form 10-KSB dated March 27, 1996 Exhibit 3.1 File No. 000-9137)

3.2.1                Amendment to the Bylaws of the Company effective as of October 3, 2005.

10.1                 Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986.

10.2                 First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986.

10.3                 Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989.

10.4                 Seventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, executed April 18, 1990.

10.5                 Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992.

10.6                 Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992.

10.7                 Tenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 30, 1993.

10.8                 Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993.

10.9                 Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995.

10.10               Thirteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated February 1, 2003.

10.11               Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137).

10.12               Purchase Agreement between BacTech Nevada Corporation and U.S. Gold Corporation dated effective July 31, 2003 related to the purchase by BacTech of 55% interest in Tonkin Springs LLC from Tonkin Springs Venture L.P., a subsidiary of the Company (incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.1, File No. 000-09137).

10.13               Amended and Restated Members’ Agreement of the Tonkin Springs LLC between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003 (incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.2, File No. 000-09137).

10.14               Amended and Restated Operating Agreement of the Tonkin Springs LLC between Tonkin Springs Venture L.P. and BacTech Nevada Corporation dated effective July 31, 2003 (incorporated by reference from the Report on Form 8-K dated august 6, 2003, Exhibit 10.3, File No. 000-09137).

10.15               Amended and Restated Non-Qualified Stock Option and Stock Grant Plan, as amended effective September 19, 2003 (incorporated by reference from the Report on Form 10-KSB for the year ended December 31, 2003, Exhibit 10.2, File No. 000-09137).

10.16               Termination Agreement between the Company and William W. Reid dated July 29, 2005 (incorporated by reference from the report on Form 8-K dated July 29, 2005, Exhibit 10.1, File No. 000-09137).

10.17               Termination Agreement between the Company and David C. Reid dated July 29, 2005 (incorporated by reference from the report on Form 8-K dated July 29, 2005, Exhibit 10.2, File No. 000-09137).

10.18               Termination Agreement between the Company and William F. Pass dated July 29, 2005 (incorporated by reference from the report on Form 8-K dated July 29, 2005, Exhibit 10.3, File No. 000-09137).

10.19               Letter Agreement of Private Placement between the Company and Robert R. McEwen dated July 29, 2005 (incorporated by reference from the report on Form 8-K dated July 29, 2005, Exhibit 2.1, File No. 000-09137).

10.20               Stock Subscription Agreement between the Company and Robert R. McEwen dated July 29, 2005 (incorporated by reference from the report on Form 8-K dated July 29, 2005, Exhibit 2.2, File No. 000-09137).

10.21               Employment Agreement between the Company and Ann Carpenter dated October 24, 2005 (incorporated by reference from Form 8-K dated October 24, 2005, Exhibit 10.1, File No. 000-09137).

10.22               Form of Indemnification Agreement (incorporated by reference from Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137).

10.23               Agency Agreement between the Company, GMP Securities L.P. and Griffiths McBurney Corp. dated February 22, 2006 (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.1, File No. 000-09137).

10.24               Subscription Receipt Indenture between the Company, GMP Securities L.P. and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.2, File No.
000-09137).

10.25               Warrant Indenture between the Company and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.3, File No. 000-09137).

10.26               Compensation Option issued by the Company in favor of GMP Securities L.P. dated February 22, 2006 (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.4, File No. 000-09137).

10.27.              Form of Subscription Agreement between the Company and Subscribers (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.5, File No. 000-09137).

10.28               Registration Rights Agreement between the Company and GMP Securities L.P. dated February 22, 2006.

10.29               Employment Agreement between the Company and William F. Pass dated March 30, 2006.

21                    Subsidiaries of the Company.

31.1                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

32                    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees paid to (or accrued to) our principal accounting firm of Stark Winter Schenkein & Co., LLP in the last two years:

	2005	2004
Audit Fees	$12,100	$14,500
Audit Related Fees	$10,799	$10,974
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$22,899	$25,474

It is the policy of the Audit Committee of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for the Company and to confirm, prior to such engagement, that such principal accounting firm is independent of the Company. All services of the principal accounting firm reflected above were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert R. McEwen	Chief Executive Officer,	April 3, 2006
Robert R. McEwen	Chairman of the Board

/s/ William F. Pass	Principal Accounting	April 3, 2006
William F. Pass	Officer, Vice President,
Chief Financial Officer
and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert R. McEwen	Chairman of the Board &	April 3, 2006
Robert R. McEwen	Chief Executive Officer

/s/ Michele L. Ashby	Director	April 3, 2006
Michele L. Ashby

/s/ Leanne M. Baker	Director	April 3, 2006
Leanne M. Baker

/s/ Peter Bojtos	Director	April 3, 2006
Peter Bojtos

/s/ Declan J. Costelloe	Director	April 3, 2006
Declan J. Costelloe