Form 10QSB
period 2006-03-31
U S GOLD CORP
filed 2006-05-22
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

U.S. GOLD CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	0-9137	84-0796160
(State or other jurisdiction of	(Commission File	(I.R.S. Employer
incorporation or organization)	Number)	Identification No.)

2201 Kipling Street, Suite 100, Lakewood, Colorado 80215-1545
(Address of principal executive offices) (Zip code)

Registrant’s telephone number including area code:  (303) 238-1438

N/A

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  33,296,755 shares outstanding as of May 19, 2006.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

U.S. GOLD CORPORATION

U.S. GOLD CORPORATION

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,343,099
Interest receivable	128,554
Other current assets-prepaid expense	81,981
Total current assets	34,553,634

Property and equipment, net	69,339
Offering costs, net	3,152,672
Restrictive time deposits for reclamation bonding	2,937,980
Escrowed funding	37,716,251

Other assets:
Inactive milling equipment	777,819
Long-lived asset-asset retirement	942,924
Other assets	25,107
Total other assets	1,745,850
TOTAL ASSETS	$80,175,726

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liability	$1,256,068
Installment purchase contracts	68,289
Retirement obligation (reclamation activities)	1,293,931
Total current liabilities	2,618,288

Installment purchase contracts, long-term	13,706
Retirement obligation	1,193,616
Other permit obligations	72,511
Escrow account	37,716,251
Derivative liabilities	104,591,259
Total liabilities	146,205,631

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 33,296,755 shares issued and outstanding	41,071,239
Accumulated (deficit)	(107,101,144)
Total shareholders’ (deficit)	(66,029,905)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$80,175,726

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31,

(Unaudited)

	2006	2005
OTHER REVENUE:
Interest income	$154,819	$1,724
Total other revenue	154,819	1,724

COSTS AND EXPENSES:
General and administrative	543,140	199,620
Proposed acquisitions	526,382	—
Write-off of purchase price receivable	—	182,748
Property holding costs	416,942	—
Exploration costs	74,771	—
Interest	1,803	899
Stock option expense	268,000	—
Accretion of asset retirement obligation	65,927	—
Change in value of derivatives	67,016,259	—
Amortization of offering cost	67,078	—
Depreciation	5,561	4,825
Total costs and expenses	68,985,863	388,092

(Loss) before income	(68,831,044)	(386,368)
Provision for income taxes	—	—
Net (loss)	$(68,831,044)	$(386,368)

Basic and diluted per share data:
Net (loss), basic and diluted	$(2.07)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited)

	2006	2005
Cash flows from operating activities:
Cash paid to suppliers and employees	$(705,927)	$(176,236)
Interest received	26,255	1,724
Interest paid	(1,803)	(899)
Income taxes paid	—	—
Cash (used in) operating activities	(681,475)	(175,411)

Cash flows from investing activities:
Capital expenditures	(6,389)	—
BacTech Nevada purchase price payments	—	185,776
Cash provided by (used in) investing activities	(6,389)	185,776

Cash flows from financing activities:
Sale of Subscription Receipts for cash, net of issuance costs	34,355,250	—
Payments on installment purchase contracts	(1,805)	(4,290)
Cash provided by (used in) financing activities	34,353,445	(4,290)

Increase in cash and cash equivalents	33,665,581	6,075
Cash and cash equivalents, beginning of period	677,518	74,988
Cash and cash equivalents, end of period	$34,343,099	$81,063

Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(68,831,044)	$(386,368)
Items not requiring cash:
Write-off of BacTech purchase price receivable	—	182,748
Interest income	(145,911)	—
Stock option expense	268,000	—
Accretion of asset retirement obligation	65,927	—
Change in value of derivative	67,016,259	—
Depreciation and amortization	72,639	4,825
(Increase) in other assets related to operations	(34)	(840)
Increase in liabilities related to operations	872,689	24,224

Cash (used in) operating activities	$(681,475)	$(175,411)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

	Shares	Common Stock	Accumulated (Deficit)	Total

Balance, December 31, 2005	33,296,755	$40,465,813	$(37,932,674)	$2,533,139

Implementation of SFAS 123 effective January 1, 2006	—	337,426	(337,426)	—

Stock option expense, SFAS 123	—	268,000	—	268,000

Net (loss)	—	—	(68,831,044)	(68,831,044)

Balance, March 31, 2006	33,296,755	$41,071,239	$(107,101,144)	$(66,029,905)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Certain reclassifications have been made in the financial statements at March 31, 2005, and for the three month period then-ended, to conform to accounting and financial statement presentation for the period ended March 31, 2006. The changes had no effect on Net (loss) for the three months ended March 31, 2005.

On November 14, 2005, the shareholders of the Company approved an amendment to the articles of incorporation increasing the authorized capital from 35,000,000 shares of $0.10 par value common stock to 250,000,000 shares of no par value common stock. All presentations have been restated to reflect these changes to the capital of the Company.

Effective with the withdrawal of a subsidiary of BacTech Mining Corporation (BacTech) from Tonkin Springs LLC (“TSLLC”) effective May 12, 2005, the Company consolidated the accounts of TSLLC in its consolidated financial statements while prior to that date the Company reflected its minority interest in TSLLC under the equity method of accounting.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim period may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments, and the amortization of discounts on convertible securities arising from warrants and bifurcated derivative instruments. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Critical accounting policies are those where the Company has made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact the financial results under different assumptions and conditions. One such critical accounting policy relates to Derivative Instruments.

Derivative Instruments. In connection with the sale of debt or equity instruments, the Company may effectively sell warrants to purchase our common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is extremely complex. The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using the Cox-Rabb-Rubinstein binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrant based upon certain historical measurements. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the Company’s financial statements.

The Company reviews the terms of convertible debt, if any, and equity instruments, such as the Subscription Receipts, to determine whether there are embedded derivative instruments, including the embedded conversion rights, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion right, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt, if any, and equity instruments, such as the Subscription Receipts, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue warrants to non-employees in connection with consulting or other services they provide.

In connection with the funding the Company received under the sale of Subscriptions Receipts (see Note 5) in 2006, the Company issued freestanding warrants and a right to receive shares of common stock (the embedded conversion feature). Although the terms of the warrants or issuance of common shares do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the Company and, accordingly, the Company is required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In these cases, the Company deducts the fair value of the derivative instrument from the proceeds of sales of the equity instrument.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Cox-Rabb-Rubinstein binomial option pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company does do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (33,296,755 and 20,457,100 for the three month periods ended March 31, 2006 and 2005). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of March 31, 2006 and 2005, subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Stock Option Plans. Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB

Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Fair Value of Financial Instruments. SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, interest receivable, escrows, accounts payable, installment purchase contracts, and warrants. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company’s long-term purchase contracts approximates fair values of similar debt instruments.

Conditional Asset Retirement Obligations. Effective January 1, 2006, the Company implemented FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Adoption of FIN 47 did not have a material impact on the Company’s financial position or results from operations.

2.             Tonkin Springs Project

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company (“TSLLC”) which, in turn, owns the Tonkin Springs gold property located in Eureka County, Nevada.

The Company has initiated an extensive two-year, property-wide, integrated exploration program at Tonkin Springs with drilling expected to commence in the second quarter of 2006. This program contemplates completing approximately 400,000 feet of drilling at a total cost of approximately $30 million over two years. Of that amount, the Company anticipates spending approximately $12 million in 2006 of which $74,771 has been spent during the three months ended March 31, 2006. These estimates are conditional upon timely receipt of necessary regulatory agency permits and the availability of drill rigs and personnel.

Partial closure work on the project commenced in the first quarter of 2006, and includes the stabilization of three facilities, the heap leach, water management features, and the TSP-1 pit. Three consulting firms acting on our behalf, SRK, Enviroscientists, Inc., and GeoMega, are working with the Nevada Department of Environmental Protection (NDEP) and the Bureau of Land Management (BLM) regarding the detailed engineering designs, characterizations on site of the heap leach, stockpiles, and cover resource materials, as well as water resources and related management plans. Earthwork is slated to commence in May 2006, related to these closure activities, which are expected to be completed by late August 2006.

Exploration planning also commenced in the first quarter of 2006, with data reviews, resource modeling, geophysical data reviews and modeling, and re-logging of available drill core and rock chips. Drilling is expected to begin in mid-May and will focus on core drilling at the beginning, phasing in rotary drilling over the summer of 2006. An approximate 120,000 feet of drilling is anticipated to be drilled during 2006. Additionally, soil and rock geochemical sampling is being planned to commence after the snow melts in the region. Geophysical surveys – gravity and IP – are also being advanced, with June 2006 completion dates anticipated.

The Company is responsible for reclamation of certain past and future disturbances at the Tonkin Springs property. The Company maintains required bonding and at March 31, 2006 has cash bonding in place of $2,856,633. The Company anticipates completing an updated reclamation cost estimate during the third quarter of 2006 for submission to the BLM by September 30, 2006.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of asset retirement obligation projected for books since January 1, 2006:

Asset retirement and reclamation liability-January 1, 2006	$2,724,721
Retirement expenditures during three months ended March 31, 2006	(303,101)
Accretion of liability at 8.72% annual rate	65,927
Asset retirement and reclamation liability-March 31, 2006	$2,487,547

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs. There was no projected adjustment during 2006 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation. The estimated Retirement Obligation is anticipated to be revised in the fourth quarter of 2006 when an updated estimate of reclamation obligations is expected to be finalized and submitted for regulatory review. This submission may include changes to estimated costs as well as the expected time frames for projected reclamation activities at the Tonkin Springs property. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

Effective May 12, 2005, BacTech withdrew from TSLLC and its 55% interest reverted back to the Company, following which the Company owned 100% of TSLLC. The withdrawal of BacTech from TSLLC was accomplished consistent with TSLLC agreements dated July 31, 2003, and the Company then assumed responsibilities for management and funding for the project.

3.             Property and Equipment

At March 31, 2006, property and equipment consisted of the following:

Office furniture and equipment	$57,418
Trucks and autos	38,950
Other equipment	19,263
Subtotal	115,631
Less: accumulated depreciation	(46,292)
Total	$69,339

4.             Potential Acquisitions of Four Companies

On March 5, 2006, the Company announced its intention to acquire four Canadian companies with properties located in the Battle Mountain-Eureka Trend in Nevada (the “Offers”). These companies, White Knight Resources Ltd. (“White Knight”), Nevada Pacific Gold Ltd. (“Nevada Pacific”), Coral Gold Resources Ltd. (“Coral Gold”) and Tone Resources Limited (“Tone”), (collectively, the “Target Companies”) have mineral properties that are adjacent to or near the Company’s Tonkin Springs property.

The Company intends to acquire each of the Target Companies through formal offers to exchange all outstanding common shares of each of the Target Companies for common stock of U.S. Gold Holdings Corporation (“New U.S. Gold”) or exchangeable shares of a Canadian subsidiary created for this purpose. New U.S. Gold is a wholly owned subsidiary of the Company organized to facilitate a reorganization of the Company in connection with the Offers. Each of the Offers to purchase is separate and completion of each is not subject to completion of any of the other Offers. The Company’s intent is to acquire all of these companies in exchange for the issuance of shares of its common stock as follows:

•      0.35 shares of common stock for each outstanding share of White Knight;

•      0.23 shares of common stock for each outstanding share of Nevada Pacific Gold;

•      0.63 shares of common stock for each outstanding share of Coral Gold; and

•      0.26 shares of common stock for each outstanding share of Tone Resources.

On May 1, 2006, the Company commenced a formal offer to the shareholders of White Knight. The Company intends to make formal offers to the shareholders of Nevada Pacific, Tone and Coral Gold as soon as practicable following the completion by each of those companies of formal valuations required under applicable law and other pre-requisites. If all four of these acquisitions were completed, we would issue up to 45,202,017 additional shares of our common stock, exclusive of shares which may be issued upon exercise of options and warrants. The Company is unable to predict when, if ever, any of these transactions will be completed.

The Company has incurred significant fees and expenses in connection with the Offers, including investment banking, legal and accounting fees, and expects to incur additional fees and expenses in the future. In addition to the fees and expenses of its own advisors, the Company is required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law. The total estimated amount of these fees and expenses is presently $6 million, although that estimate is subject to change. A significant amount of the estimated fees and expenses will be incurred whether or not one of more of the Offers is successful.

5.             Recent Financing and Derivative Liabilities

The Company has determined that it must account for the February 2006 financing (described below) using complex derivative instruments accounting. The Company has undertaken an effort to amend the technical provisions of the related financing agreements which, if successful, will allow for the discontinuance of derivative instruments accounting. The Company is unable at this time to predict when, if ever, such amendments may be finalized. When derivative instruments accounting is not required, any remaining derivative liability balance is expected to be reclassified into additional paid in capital.

Recent Financing. On February 22, 2006, we completed a private placement of 16,700,000 Subscription Receipts at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds. Of that total, $37,575,000 was placed in escrow pending the satisfaction of the conditions listed below. Each Subscription Receipt is convertible, for no additional payment and subject to adjustments and penalties, into one share of the Company’s common stock and one-half of one common stock purchase warrant upon satisfaction of certain conditions. Each whole common stock purchase warrant is exercisable until February 22, 2011 to acquire one additional share of the Company’s common stock at an exercise price of $10.00. The conditions for release of the escrowed proceeds include, among other things, the filing of a final prospectus which qualifies the distribution of the Company’s securities in certain provinces in Canada, the listing of the Company’s common stock on the Toronto Stock Exchange and the declaration by the Securities and Exchange Commission of the effectiveness of a registration statement covering the securities issued in connection with the private placement. In the event that the release conditions have not been satisfied by August 22, 2006, each Subscription Receipt shall thereafter be convertible into 1.1 share of common stock (in lieu of one share of common stock) and 0.55 warrants (in lieu of 0.5 warrants). If the release conditions are not satisfied by February 22, 2007 or waived by the placement agent, the escrowed proceeds will be returned to holders of the Subscription Receipts in exchange for 50% of the Subscription Receipts held by each subscriber. The remaining Subscription Receipts will automatically convert into shares of common stock and warrants upon the earlier of August 22, 2007 and the satisfaction or waiver by the placement agent of the release conditions.

In connection with this financing, the Company issued compensation options entitling the broker-dealers which acted as our placement agents (Agents) to acquire, for no additional consideration, Broker Warrants to acquire up to 1,002,000 units consisting of 1,002,000 shares of common stock and 501,000 warrants at an exercise price of $4.50 per unit until August 22, 2007. The Agents shall be entitled to convert up to 501,000 of the compensation options (Initial Options) at any time prior to August 22, 2007 (Conversion Deadline). Any of the Initial Options not so converted, plus any of the remaining 501,000 compensation options, will be deemed converted upon satisfaction of the release conditions. In the event that the remaining compensation options are not converted by the Conversion Deadline, the remaining compensation options shall be void and of no further effect.

In addition to the compensation options discussed above, the Company agreed to pay a cash commission of 7% to the Agents for their services. The Company also agreed to reimburse the Agents for their reasonable expenses incurred in connection with the offering. One-half of the cash commission was paid on the closing date of the offering and one-half plus accrued interest will be paid if the escrowed funds are released to the Company. Offering costs are being amortized over the 60 month life of the related warrants.

If all the common stock included in the Subscription Receipts and underlying the Warrants and Broker Warrants is issued, a total of 26,553,000 shares of common stock will have been issued related to the financing, exclusive of any penalty or adjustment in connection with the conversion of the Subscription Receipts.

The Subscription Receipts were sold by the Company in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Rule 506 of Regulation D and in transactions that did not require registration pursuant to Rule 903 of Regulation S. Each subscriber of the Subscription Receipts in the United States was an “accredited investor” within the meaning of Rule 501. The remainder of the Subscription Receipts were sold to persons who were not in the United States at the time of purchase or who were not U.S. persons as defined in Rule 902 under the 1933 Act.

Derivative Instrument Liability. The Company uses the Cox-Rabb-Rubinstein binomial option pricing model to value the warrants, and the embedded conversion right components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  In valuing the warrants and the embedded conversion right components of the bifurcated embedded derivative instruments at the time they were issued and at March 31, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the warrants, and an expected volatility of our common stock over the remaining life of the warrants of 102%. The risk-free rates of return used at February 22, 2006 and March 31, 2006 were 4.57% and 4.82%, respectively, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

At March 31, 2006, the following derivative liabilities related to common stock rights and warrants and embedded derivative instruments were outstanding:

Issue Date	Expiry Date		Exercise Price Per Share	Value – Issue Date	Value – March 31, 2006

Fair value of freestanding derivative instrument liability for warrants

2-22-2006	2-22-2011	4,175,000 warrants	$10.00	$13,918,112	$28,773,259

Fair value of bifurcated embedded derivative instrument liability associated with Subscription Receipts offering

2-22-2006	N/A	8,350,000 shares of underlying Common Stock	N/A	40,915,000	75,818,000
					104,591,259
Less current portion					—
					$104,591,259

At such time as the common shares are issued under the Subscription Receipts, and upon the exercise or expiration of the related warrants, or when derivative accounting is no longer required, any remaining balance of derivative liabilities is anticipated to be reclassified into Shareholder’s Equity.

6.             Shareholders’ Equity

Stock Options. Effective January 1, 2006, the Company implemented the rules of SFAS 123, “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company’s stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Related to this implementation, the Company recorded an increase in Capital Stock of $337,476 and a corresponding charge to Accumulated (deficit) to reflect the prior year’s effect of this implementation, and during the three months ended March 31, 2006, expensed $268,000 of similar costs related to the service period. At March 31, 2006, there remains $1,470,704 of future expense related to existing stock option grants which will be expensed $803,983 during the remainder of 2006, $483,021 during 2007 and $183,021 during 2008.

7.             Related Party Transactions

Mr. McEwen, our Chief Executive Officer, participated in the private placement completed on February 22, 2006 (see Note 5), purchasing 670,000 Subscription Receipts on the same terms and conditions as the other purchasers.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2006 and compares it to our financial condition at December 31, 2005. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2006 and compares those results to the three month period ended March 31, 2005. We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB for the year ended December 31, 2005.

We hold a 100% interest in the Tonkin Springs gold property in Eureka County, Nevada through Tonkin Springs LLC (TSLLC.)  Effective May 12, 2005, we assumed 100% ownership of and management responsibilities for TSLLC effective with the withdrawal of BacTech whereupon their 55% interest in TSLLC reverted to us. Subsequent to the withdrawal of BacTech, we have consolidated the assets, liabilities, and operating results of TSLLC in our financial statements. Therefore, the results of operations for the first quarter of 2006 include the activity of TSLLC and the Tonkin Springs property, while the first quarter of 2005 excludes such activity. In July 2005, we disposed of our interest in Gold Resource Corporation (GRC), terminating our interest in a mining prospect located in Oaxaca, Mexico.

On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts at

$4.50 per subscription receipt, from which we received $75,150,000 in gross proceeds of which $37,575,000 were placed in escrow pending the satisfaction of the conditions discussed further below. If the escrow requirements are not satisfied or waived, the escrowed funds plus earnings thereon would be returned to the investors and the related subscription receipts cancelled.

On March 5, 2006, we announced our intention to acquire four Canadian companies holding interests in the Battle Mountain-Eureka Trend in Nevada. These companies, White Knight Resources Ltd. (White Knight), Nevada Pacific Gold Ltd. (Nevada Pacific), Coral Gold Resources Ltd. (Coral Gold) and Tone Resources Limited (Tone), have mineral properties that are adjacent to or near our Tonkin Springs property. We have formally commenced offers to acquire one of these companies to date. Our intention is to acquire all of these companies in exchange for our common stock as discussed further below. We anticipate that some or all of these acquisitions could be effective during the second or third quarter of 2006.

Plan of Operation

Our plan of operation for 2006 is to commence an extensive two-year exploration and evaluation program at the Tonkin Springs property, budgeted for approximately $25 to $30 million, of which approximately $12 million is targeted to be spent in 2006. Through March 31, 2006, we have incurred only $74,771 in exploration costs, primarily in geological and permitting efforts anticipating commencement of drilling in June 2006. Approximately 120,000 feet of drilling is targeted to be drilled during 2006. Based on drill rig availability and weather, the drilling program would continue uninterrupted through much of 2007. We have secured 2 drill rigs to date, with commencement of drilling anticipated in June 2006. Additional core and rotary drill rigs are expected to be secured over the summer, and utilized along side with the core to assist in the completion of the anticipated footage for 2006. Exploration permits are scheduled to be secured by May 2006, with an expanded property-wide permit to be completed by the third quarter 2006.

We have committed to submit closure plans and to complete reclamation of certain disturbances at the Tonkin Springs property during 2006, including the heap leach used in prior years, the tailings seepage collection pond, and the area previously mined and designated as the TSP-1 pit. We have budgeted $1.6 million during 2006 for this effort of which $303,100 was expended during the three months ended March 31, 2006. Actual construction work is anticipated to commence in June 2006 with targeted completion by September 30, 2006.

Proposed Acquisitions. On March 5, 2006, we announced our intention to acquire four Canadian companies holding interests in the Battle Mountain-Eureka Trend in Nevada. These companies, White Knight, Nevada Pacific, Coral Gold and Tone (Target Companies) have mineral properties that are adjacent to or near our Tonkin Springs property. These properties, together with our Tonkin Springs property, would represent a significant land position and consolidation in the Battle Mountain-Eureka Trend. Our intention is to acquire all of the Target Companies in exchange for our common stock on the following terms:

• 0.35 share of our common stock for each outstanding common share of White Knight;

• 0.23 share of our common stock for each outstanding common share of Nevada Pacific Gold;

• 0.63 share of our common stock for each outstanding common share of Coral Gold; and

• 0.26 share of our common stock for each outstanding common share of Tone.

On May 1, 2006, we commenced our formal offer to the shareholders of White Knight. Under the terms of the offer for White Knight, the shareholders of that company could elect to receive 0.35 shares of New US Gold (defined below) or 0.35 shares of US Gold Canadian Acquisition Corporation for each common share of White Knight. The offer for each of these companies is scheduled to expire on June 28, 2006 unless withdrawn or extended in the discretion of the Company. These offers are subject to numerous conditions, including the tender of a minimum number of common shares of each Target Company, listing of the common stock of New US Gold on the Toronto Stock Exchange and the American Stock Exchange and approval of the proposed reorganization of our company by our shareholders, discussed more fully below.

We intend to commence offers for all of the common shares of Nevada Pacific, Tone and Coral Gold as soon as practicable following the completion by each of those companies of formal valuations required under applicable law and other pre-requisites. If all four of these acquisitions were completed, we would issue up to 45,202,017 additional shares of our common stock, exclusive of shares which may be issued upon exercise of options and warrants.

In order to accomplish the acquisition of one or more of the Target Companies, we plan to seek the approval of our shareholders of a corporate reorganization at a special meeting to be held as soon as practicable in 2006. The proposed reorganization includes the formation of a Delaware holding company (New US Gold) and a Canadian subsidiary of our company (Canadian Acquisition Co.) to complete any of the acquisitions in an effort to provide favorable tax treatment to shareholders of the Target Companies. In connection with the reorganization, shares of our common stock would be converted into the right to receive the same number of shares of New US Gold common stock and our company would become a wholly-owned operating subsidiary of New US Gold. We have filed registration statements with the Securities and Exchange Commission to register the shares of New US Gold and Canadian Acquisition Corporation in connection with the offers and the reorganization.

We have incurred significant fees and expenses in connection with the offers, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future. In addition to the fees and expenses of our own advisors, we are required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law. The estimated amount of these fees and expenses is presently $6 million, although that estimate is subject to change. Through March 31, 2006, we have expended or accrued approximately $526,000 of such costs. A significant amount of the estimated fees and expenses will be incurred whether or not one of more of the offers is successful. Moreover, we are likely to incur additional expenses in future periods in connection with the integration of any acquired company’s business with our business.

We expect to devote substantial efforts during 2006 to the formal commencement and completion of all of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees, and other related costs and there can be no assurance that any of these acquisitions will be completed. If any of these acquisitions are successful, we plan to integrate the business plans, assets and the management of the Target Companies, including operational aspects, exploration plans and personnel. The costs of integrating one or more of these businesses could be significant. We also hope to expand our exploration program in the future to include the property of any of the Target Companies that we successfully acquire. These efforts are not expected to directly impact our exploration and evaluation of the Tonkin Springs property in the near future.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of $31,935,346 comprised of current assets of $34,553,634 and current liabilities of $2,618,288. This represents a significant increase from the working capital deficit of $(1,002,461) from fiscal year end December 31, 2005, and primarily reflects the financing completed on February 22, 2006.

Net cash used in operations increased to $681,475 for the three months ended March 31, 2006 from $175,411 for the corresponding period in 2005. Cash paid to suppliers and employees increased to $705,927 during the 2006 period from $176,236 during the 2005 period, primarily reflecting increased payments to consultants in connection with exploration, property holding costs and fees and expenses in connection with the proposed acquisitions.

Our exploration program at Tonkin Springs as discussed above is budgeted for approximately $25 to $30 million for years 2006 and 2007, for which we believe we have enough cash on hand to fund. In addition, fees and expenses related to the proposed acquisitions of the four Target Companies are anticipated to involve substantial expenses, currently estimated at approximately $6 million. If one, more, or all of the acquisitions is ultimately successful, costs of integration of those Targets with the Company and to fund project holding and current exploration commitment costs are anticipated to be funded by the Company with potential offset by working capital of the Targets, if any, upon completion of the acquisition. Our only source of capital at present is from equity financing since we have no revenue. We anticipate that we will be able to attract more equity funding if the acquisition of some or all of the Target Companies are successful.

Cash used in investing activities was $(6,389) for 2006 compared to cash provided of $185,766 in 2005, reflecting the 2005 purchase price payments by BacTech related to TSLLC. Cash flow from financing activities increased to $34,353,445 in 2006 compared to $(4,290) in 2005, primarily reflecting the financing completed February 22, 2006 of $34,355,250, net of issuance cost.

Recent Financing. On February 22, 2006, we completed a private placement of 16,700,000 Subscription Receipts at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds, of which $37,575,000 was placed in escrow pending the satisfaction of the conditions listed below. Each Subscription Receipt is convertible, for no additional payment and subject to adjustments and penalties, into one share of our common stock and one-half of one common stock purchase warrant upon satisfaction of certain conditions. Each whole common stock purchase warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. The conditions which permit conversion of the Subscription Receipts include the last to occur of the following events:

(i) the third business day after the date on which a final receipt has been issued for a final prospectus which qualifies the distribution of the securities underlying the subscription receipts in those provinces in Canada where the subscription receipts were sold;

(ii) the completion and filing of a current technical report regarding the Tonkin Springs property that complies with NI 43-101;

(iii) our common stock is listed for trading on the Toronto Stock Exchange (TSX);

(iv) the receipt of an effective date for the registration statement with the Securities and Exchange Commission (SEC); and

(v) the delivery of a “10b-5” opinion to the agent who acted in connection with the private placement of subscription receipts provided by our United States counsel.

In the event that the release conditions are not satisfied by August 22, 2006, we are obligated to issue 1.1 share of common stock (in lieu of one share) and 0.55 warrants (in lieu of 0.5 warrant) in exchange for each subscription receipt. If the release conditions are not satisfied by February 22, 2007 or waived by the placement agent, the escrowed proceeds will be returned to holders of the subscription receipts in exchange for 50% of the subscription receipts held by each subscriber. The remaining subscription receipts will automatically convert into shares of our common stock and warrants upon the earlier of August 22, 2007 and the satisfaction or waiver by the placement agent of the release conditions.

On April 12, 2006, we filed a registration statement on Form SB-2 with the SEC and on May 19, 2006 we filed a preliminary prospectus with certain provinces in Canada as required by the terms and conditions of an agreement with investors in the private placement and in an effort to obtain release of the cash from escrow. It is uncertain when, if ever, these governmental agencies will declare these filings effective and final.

As noted below, the February 22, 2006 financing required the Company to provide Derivative Instrument accounting at the issuance date and March 31, 2006, due to certain provisions included in that financing.

Results of Operations

For the three months ended March 31, 2006, we recorded a net loss of $(68,831,044), or $(2.07) per share, compared to a loss for the corresponding period of 2005 of $(386,368) or $(.02) per share. The substantial increase in net loss from the first quarter of 2005 to the first quarter of this year is attributable to Derivative Instrument expense, an increase in general and administrative expenses, costs of proposed acquisitions, property holding costs and stock option expense.

Interest income for the three months ended March 31, 2006, our only source of revenue, was $154,819 reflecting deposits related to the financing completed in February 22, 2006, as well as interest on restricted time deposits for reclamation bonding.

General and administrative expense increased $343,520 in the three months ended March 31, 2006 compared to the same period of 2005, primarily reflecting approximately $123,000 of higher legal fees related to increased corporate activities, $99,000 in increased costs related to shareholder communications and investor relations programs, with the balance of the increase reflecting generally higher level of corporate business activities.

Costs related to the proposed acquisition of the four Target Companies totaled $526,382 and included legal fees of approximately $403,000 in legal fees and the balance in consulting and accounting fees. During the first quarter of 2006, we did not incur any write-offs, as we did in 2005 when we wrote off the remaining purchase price from BacTech when that company withdrew form TSLLC.

During the three months ended March 31, 2006, the holding costs of the Tonkin Springs property totaled $416,942, while during the corresponding period of 2005, BacTech was responsible for those costs. The 2006 costs included annual advance royalty payments of $241,150, technical consulting fees of approximately $90,000, with the reminder reflecting property holding costs. We recorded $74,771 in exploration costs at Tonkin Springs for 2006 in work related to the drilling program anticipated to commence in the second quarter. Accretion costs of retirement obligation at Tonkin Springs for the 2006 period totaled $65,927 while in the corresponding period of 2005 BacTech was responsible for such expense. Amortization of offering costs and costs related to the February 22, 2006 financing totaled $67,078 with no similar charge for the 2005 period.

Stock option expense of $268,000 was recognized during the three months ended March 31, 2006 since we adopted the expense procedures under SFAS 123 effective January 1, 2006. No comparable expense was recognized in the corresponding three month period of 2005.

The Company has determined that it must account for the February 2006 financing (described below) using complex derivative instruments accounting. The Company has undertaken an effort to amend the technical provisions of the related financing agreements which, if successful, will allow for the discontinuance of derivative instruments accounting. The Company is unable at this time to predict when, if ever, such amendments may be finalized. When derivative instruments accounting is not required, any remaining derivative liability balance is expected to be reclassified into additional paid in capital.

The financing closed February 22, 2006 resulted in a charge to expense related to the increase in liability associated with the estimated value of the derivatives instruments in the amount of $67,016,259 through March 31, 2006. This represents the net unrealized (non-cash) change during the three months ended March 31, 2006 in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our Subscription Receipts offering that have been bifurcated and accounted for separately. These are non-cash in nature. At March 31, 2006, the derivative liability balance was $104,591,259 based upon certain assumptions and complex business models required by the applicable accounting rules. At such time as the derivative instruments are settled by issuance of the underlying common stock, the warrants expire by their terms, or when derivative accounting is otherwise no longer required, any remaining derivative liability balance would be reclassified into shareholder’s equity. The derivative accounting is required by certain provisions in the financing documents which provide for adjustments in the amount of common stock issued upon conversion of the derivative instruments in certain events, as described in Emerging Issue Task Force (EITF) 00-19. The Company does not presently anticipate the occurrence of any events that would give rise to these adjustments. The Company anticipates that it will incur non-cash charges or credits to operations related to non-cash derivative adjustments in the future until such time as the derivative instruments are closed or the provisions of the financing documents are amended to eliminate such accounting treatment.

As noted, in connection with the acquisition efforts related to the four Target Companies, we anticipate substantial additional costs will be incurred during the remainder of 2006 covering our own legal and accounting efforts, investment banking fees, information agent and proxy solicitation, and the costs of Target companies accounting and valuation fees and expenses for which we are required to pay, whether the acquisitions are successful or not.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

• statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

• statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in its other reports filed with the SEC and the following:

•      The worldwide economic situation;

•      Any change in interest rates or inflation;

•      The willingness and ability of third parties to honor their contractual commitments;

•      Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

•      Our costs of production;

•      Environmental and other regulations, as the same presently exist and may hereafter be amended;

•      Our ability to identify, finance and integrate other acquisitions; and

•      Volatility of our stock price.

The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3. Controls and Procedures

(a)           We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included.

(b)   Changes in Internal Controls. There were no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 6. Exhibits.

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

U.S. GOLD CORPORATION

Dated: May 19, 2006	By	/s/ Robert R. McEwen,	Chairman of the Board
and Chief Executive Officer

Dated: May 19, 2006	By	/s/ William F. Pass,	Vice President and
Chief Financial Officer