Form 10QSB
period 2006-06-30
U S GOLD CORP
filed 2006-08-14
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  49,996,755 shares outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

U.S. GOLD CORPORATION

U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30,065,618
Interest receivable	133,743
Other current assets—prepaid expense	74,793
Total current assets	30,274,154
Property and equipment, net	101,629
Offering costs, net	2,991,684
Restrictive time deposits for reclamation bonding	3,102,454
Escrowed funding	38,009,105
Other assets:
Inactive milling equipment	777,819
Long-lived asset—asset retirement	1,068,353
Other assets	2,125
Total other assets	1,848,297
TOTAL ASSETS	$76,327,323
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,961,514
Installment purchase contracts	48,164
Retirement obligation (reclamation activities)	1,235,776
Total current liabilities	3,245,454
Installment purchase contracts, long-term	10,444
Retirement obligation	1,389,107
Other permit obligations	72,511
Escrow account	38,009,105
Derivative liabilities	96,601,884
Total liabilities	139,328,505
Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 33,296,755 shares issued and outstanding	41,339,239
Accumulated (deficit)	(104,340,421)
Total shareholders’ (deficit)	(63,001,182)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$76,327,323

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OTHER REVENUE:
Ernest money payment	$—	$200,000	$—	$200,000
Interest income	333,559	6,460	488,378	8,184
Management fee	—	330,000	—	330,000
Loss on sale of assets	—	(12,034)	—	(12,034)
Total other revenue	333,559	524,426	488,378	526,150
COSTS AND EXPENSES:
General and administrative	905,930	191,921	1,449,070	391,541
Proposed acquisitions	2,857,996	—	3,384,378	—
Write-off of purchase price receivable	—	—	—	182,748
Property holding costs	364,911	71,242	781,853	71,242
Exploration costs	925,652	—	1,000,423	—
Equity share of GRC loss	—	58,888	—	58,888
Realization reserve—GRC stock	—	168,960	—	168,960
Interest	1,639	1,437	3,442	2,336
Stock option expense	268,000	56,400	536,000	56,400
Accretion of asset retirement obligation	70,062	15,469	135,989	15,469
Change in value of derivatives	(7,989,375)	—	59,026,884	—
Amortization of offering cost	160,988	—	228,066	—
Depreciation	7,033	4,826	12,594	9,651
Total costs and expenses	2,427,164	569,143	66,558,699	957,235
Income (loss) before income taxes	2,760,723	(44,717)	(66,070,321)	(431,085)
Provision for income taxes	—	—	—	—
Net income (loss)	$2,760,723	$(44,717)	$(66,070,321)	$(431,085)
Basic and diluted per share data:
Net income (loss):
Basic	$0.08	$(0.00)	$(1.98)	$(0.02)
Diluted	$0.05	$(0.00)	$(1.98)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:
Cash paid to suppliers and employees	$(5,077,186)	$(352,474)
Earnest money payment	—	200,000
Interest received	380,302	1,985
Interest paid	(3,442)	(2,336)
Income taxes paid	—	—
Cash (used in) operating activities	(4,700,326)	(158,825)
Cash flows from investing activities:
Capital expenditures	(62,046)	—
Increase to bonding securing reclamation	(150,000)	—
BacTech Nevada purchase price payments	—	185,776
Cash provided by (used in) investing activities	(212,046)	185,776
Cash flows from financing activities:
Sale of Subscription Receipts for cash, net of issuance costs	34,355,250	—
Sale of assets for cash	—	10,000
Purchase of treasury stock	—	(80)
Payments on installment purchase contracts	(54,778)	(10,864)
Cash provided by (used in) financing activities	34,300,472	(944)
Increase in cash and cash equivalents	29,388,100	32,007
Cash and cash equivalents, beginning of period	677,518	74,988
Cash and cash equivalents, end of period	$30,065,618	$106,995
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(66,070,321)	$(431,085)
Items not requiring cash:
Write-off of BacTech purchase price receivable	—	182,748
Management fee paid with GRC shares	—	(320,000)
Equity share of GRC loss	—	58,888
Loss on sale of assets	—	12,034
Interest income	(108,076)	(6,199)
Stock option expense	536,000	56,400
Realization reserve—GRC stock	—	168,960
Accretion of asset retirement obligation	135,989	15,469
Change in value of derivative	59,026,884	—
Depreciation and amortization	240,660	9,651
(Increase) decrease in other assets related to operations	33,074	105
Increase in liabilities related to operations	1,505,464	100,204
Cash (used in) operating activities	$(4,700,326)	$(152,825)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Shares	Common Stock	Accumulated (Deficit)	Total
Balance, December 31, 2005	33,296,755	$40,465,813	$(37,932,674)	$2,533,139
Implementation of SFAS 123 effective January 1, 2006	—	337,426	(337,426)	—
Stock option expense, SFAS 123	—	536,000	—	536,000
Net (loss)	—	—	(66,070,321)	(66,070,321)
Balance, June 30, 2006	33,296,755	$41,339,239	$(104,340,421)	$(63,001,182

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Certain reclassifications have been made in the financial statements at June 30, 2005, and for the three and six month periods then-ended, to conform to the financial statement presentation for the periods ended June 30, 2006. The changes had no effect on Net (loss) for the three or six months ended June 30, 2005.

Effective with the withdrawal of a subsidiary of BacTech Mining Corporation (“BacTech”) from Tonkin Springs LLC (“TSLLC”) effective May 12, 2005, the Company consolidated the accounts of TSLLC in its consolidated financial statements while prior to that date the Company reflected its minority interest in TSLLC under the equity method of accounting.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

Estimates.   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes estimates and judgments about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments, and the amortization of discounts on convertible securities arising from warrants and bifurcated derivative instruments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Critical accounting policies are those where the Company has made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact the financial results under different assumptions and conditions. One such critical accounting policy relates to Derivative Financial Instruments.

Derivative Financial Instruments.   In connection with the sale of debt or equity instruments, the Company may sell warrants to purchase common stock. The Company may also issue warrants to non-employees in connection with consulting or other services they provide. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability.

The Company reviews the terms of convertible debt, if any, and equity instruments, such as the Subscription Receipts sold in February 2006 (“Subscription Receipts”), to determine whether there are embedded derivative financial instruments, including the embedded conversion rights, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative financial instrument, including the conversion right, that is required to be bifurcated, the bifurcated derivative financial instruments are accounted for as a single, compound derivative financial instrument.

In connection with the sale of Subscriptions Receipts (see Note 5) in 2006, the Company issued freestanding Warrants and a right to receive shares of common stock (the embedded conversion feature). Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company is required to account for these freestanding Warrants as derivative liabilities, rather than as equity. In these cases, the Company deducts the fair value of the derivative financial instrument from the proceeds of sales of the equity instrument.

The identification of, and accounting for, derivative financial instruments is extremely complex. Derivative financial instruments are initially measured at their fair value. The Company’s derivative liabilities are re-valued at each reporting date, with changes in the estimated fair value reported as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion options that are accounted for as derivative liabilities, the Company determines the fair value of these instruments using the Cox-Rabb-Rubinstein binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of its common stock price over the life of the warrant based upon certain historical measurements. The identification of, and accounting for, derivative financial instruments and the assumptions used to value them can significantly affect the Company’s financial statements.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company does do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. See Note 8. Subsequent Events—Supplemental Indenture and Derivative Accounting.

Per Share Amounts.   SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (33,296,755 for the three and six month periods ended June 30, 2006, and 20,485,915 for the three and six month periods ended June 30, 2005). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the three months ended June 30, 2006, fully diluted shares total 60,897,755. For the six months ended June 30, 2006 and the three and six months ended June 20, 2005, subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

Fair Value of Financial Instruments.   SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, interest receivable, escrowed funding, restrictive time deposits, accounts payable and installment purchase contracts. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company’s long-term purchase contracts approximates fair values of similar debt instruments.

Conditional Asset Retirement Obligations.   The Company implemented FIN 47, “Accounting for Conditional Asset Retirement Obligations,” effective January 1, 2006, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Adoption of FIN 47 did not have a material impact on the Company’s financial position or results of operations.

2.                 Tonkin Springs Project

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company (“TSLLC”) which, in turn, owns the Tonkin Springs gold property located in Eureka County, Nevada. Effective May 12, 2005, BacTech withdrew from TSLLC and its 55% interest reverted back to the Company, following which the Company owned 100% of TSLLC. The Company then assumed responsibilities for management and funding for the project.

In 2006 the Company commenced an extensive multi-year, property-wide, integrated exploration program at the Tonkin Springs property, focusing on evaluation of the structural and stratigraphic setting of the project. The Company’s objectives are to expand the known mineralization and to discover new mineralization in areas previously untested, targeting deeper mineralization. This program contemplates completing approximately 400,000 feet of drilling at a total program cost of approximately $25 to $30 million. Of that amount, the Company anticipates spending approximately $10 million in 2006, conditional upon continuing receipt of necessary regulatory agency permits and the availability of drill rigs and personnel. The Company has spent $1,000,423 in exploration during the six months ended June 30, 2006.

The Company is responsible for reclamation of certain past and future disturbances at the Tonkin Springs property. The Company maintains required bonding and at June 30, 2006 has cash bonding in place of $2,991,684 including additional bonding of approximately $150,000 related to the current exploration program. The Company anticipates completing an updated reclamation cost estimate during the third quarter of 2006 for submission to the BLM by September 30, 2006.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of projected asset retirement obligation for financial reporting since January 1, 2006:

Asset retirement and reclamation liability—January 1, 2006	$2,724,721
Retirement expenditures during six months ended June 30, 2006	(361,256)
Increase in liability related to initial exploration program	125,429
Accretion of liability at 8.72% annual rate	135,989
Asset retirement and reclamation liability—June 30, 2006	$2,624,883

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at Tonkin Springs, if any. There was no projected adjustment during 2006 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin Springs property was not in operation. The estimated Retirement Obligation is anticipated to be revised in the third quarter of 2006 when an updated estimate of reclamation obligations is expected to be finalized and submitted for regulatory review. This submission may include changes to estimated costs as well as the expected time frames for projected reclamation activities at the Tonkin Springs property. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

3.                 Property and Equipment

At June 30, 2006, property and equipment consisted of the following:

Office furniture and equipment	$25,201
Trucks and autos	38,950
Other equipment	85,098
Subtotal	149,249
Less: accumulated depreciation	(47,620)
Total	$101,629

4.                 Potential Acquisitions

On March 5, 2006, the Company announced its intention to acquire four Canadian companies with properties in the Battle Mountain-Eureka Trend in Nevada. These companies, White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited, (collectively, the “Target Companies”) have mineral properties that are adjacent to or near the Company’s Tonkin Springs property. The Company’s intention is to acquire all of the shares of each of the Target Companies in exchange for the issuance of shares of its common stock as follows:

•       0.35 of a share of Company common stock for each outstanding share of White Knight;

•       0.23 of a share of Company common stock for each outstanding share of Nevada Pacific Gold;

•       0.63 of a share of Company common stock for each outstanding share of Coral Gold; and

•       0.26 of a share of Company common stock for each outstanding share of Tone Resources.

On May 1, 2006, the Company commenced an offer to the shareholders of White Knight for all the common shares of that company. Under the terms of the offer for White Knight, the shareholders of that company could have elected to receive 0.35 of a share of a new Delaware holding company or 0.35 of a share of a subsidiary of the Company for each common share of White Knight. On June 5, 2006, the Company terminated the offer for White Knight in view of certain regulatory requirements. The Company intends to recommence the offer for White Knight and commence offers for the other Target Companies as soon as regulatory requirements can be satisfied. All of these offers are subject to numerous conditions, including the tender of a minimum number of common shares of each company, listing of the Company’s common stock on a national securities exchange in the United States and satisfaction of regulatory requirements. The Company is unable to predict when, if ever, such offers will be made or whether any of these proposed acquisition transactions will be completed.

The Company has incurred significant fees and expenses in connection with the proposed acquisitions, including investment banking, printing, legal and accounting fees, and expects to incur additional fees and expenses in the future. In addition to the fees and expenses of its own advisors, the Company is required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law. Through June 30, 2006, the Company has incurred approximately $3,384,378 in costs connected with the proposed acquisitions. The total estimated amount of these fees and expenses is presently $6 million, although that estimate is subject to change. A significant amount of the estimated fees and expenses will be incurred whether or not one or more of the proposed acquisitions is successful.

5.                 Financing and Derivative Liabilities

On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the “Private Placement”). Of that total, $37,500,000 was placed in escrow pending satisfaction or waiver of certain release conditions and the balance net of issuance costs, $34,355,250, was received by the Company. Each Subscription Receipt is convertible, for no additional payment and subject to adjustments and penalties, into one share of the Company’s common stock and one-half of one common stock purchase warrant (“Warrant”) upon satisfaction of certain conditions. Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00.

On August 10, 2006, each Subscription Receipt was effectively converted into one share of our common stock and one-half of one common stock purchase warrant. See Note 8. Subsequent Events—Second Supplemental Indenture and Satisfaction of Release Conditions.

Under applicable accounting rules, the Company accounted for the sale of the Subscription Receipts using derivative instrument accounting. The derivative accounting was required by certain provisions in the financing documents relating to the offering of the Subscription Receipts which provided for adjustments in the amount of common stock which could be issued upon conversion of the derivative instruments in certain events, as described in Emerging Issue Task Force (EITF) 00-19. Under the relevant provisions in such documents as originally constituted, if the Company issued rights, options or warrants to subscribe for or purchase common stock at a price per share which was less than 95% of the then current market price, the amount of common stock issuable upon conversion of the Subscription Receipts would be adjusted upward under a formula. Further, since the Company has a maximum number of authorized common stock and theoretically might not have sufficient common stock available to satisfy such adjustments, the Company could be forced to settle such adjustments in cash. This possibility, even though remote, required derivative instrument accounting.

In connection with the sale of Subscriptions Receipts, the Company issued freestanding Warrants and a right to receive common stock (the embedded conversion feature). Although the terms of the Warrants or Subscription Receipts do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the Company’s control and, accordingly, the Company accounted for these freestanding Warrants and the embedded conversion feature as derivative financial instrument liabilities, rather than as equity.

When derivative accounting is required, the Company deducts the fair value of the derivative instrument from the proceeds of sales of the equity instrument. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses the Cox-Rabb-Rubinstein binomial option pricing model to value the Warrants and the embedded conversion right components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion right components at the time they were issued and at June 30, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the Warrants, and an expected volatility of our common stock over the remaining life of the Warrants of 102%. The risk-free rates of return used at February 22, 2006, and June 30, 2006, applicable to the remaining life of the Warrants were 4.57% and 4.82%, respectively, based on constant maturity rates published by the U.S. Federal Reserve.

Derivative Instrument Liability.   At June 30, 2006, the following derivative liabilities related to the Warrants and the embedded derivative instruments were outstanding:

Issue Date	Expiry Date		Exercise Price Per Share	Value—Issue Date	Value— June 30, 2006
Fair value of freestanding derivative instrument liability for warrants
2-22-2006	2-22-2011	4,175,000 warrants	$10.00	$13,918,112	$26,044,384
Fair value of bifurcated embedded derivative instrument liability associated with Subscription Receipts offering
2-22-2006	N/A	8,350,000 shares of underlying Common Stock	N/A	40,915,000	70,557,500
					96,601,884
Less current portion					—
					$96,601,884

On July 24, 2006, the Company entered into agreements that modified the terms of the indentures executed in connection with the Private Placement. See Note 8, Subsequent Events—Supplemental Indenture and Derivative Accounting. The execution of the Supplemental Indentures terminates derivative financial instrument accounting treatment for the Warrants and the Subscription Receipts effective July 24, 2006, and the derivative liability balance determined at that date will be reclassified into shareholders’ equity.

6.                 Shareholders’ Equity

On August 4, 2006, the Company and the agent who acted in the Private Placement notified the Indenture Trustee that the Release Conditions related to the Private Placement had been satisfied or waived. As a result, 16,700,000 shares of common stock and 8,350,000 Warrants were effectively issued August 10, 2006. See Note 8, Subsequent Events—Second Supplemental Indenture and Satisfaction of Release Conditions.

Stock Options. Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company’s stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Related to this implementation, the Company recorded an increase in Common Stock of $337,476 and a corresponding charge to Accumulated (deficit) to reflect the prior year’s effect of this implementation, and during the three and six months ended June 30, 2006, expensed $268,000 and $536,000 of similar costs related to the service period. At June 30, 2006, there remains $1,202,704 of future expense related to existing stock option grants which will be expensed $535,983 during the remainder of 2006, $483,021 during 2007 and $183,700 during 2008.

7.                 Related Party Transactions

Robert McEwen, the Company’s Chief Executive Officer, participated in the private placement completed on February 22, 2006, (see Note 5), purchasing 670,000 Subscription Receipts on the same terms and conditions as the other purchasers.

Effective June 1, 2006, the Company entered into a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support during the term of the Services Agreement. The Services Agreement extends until December 31, 2006, and provides for total payments of $540,400 in seven equal monthly installments beginning with the execution of the Services Agreement and continuing each month thereafter, plus additional amounts incurred by 208 at its actual cost and subject to approval of the independent members of the Company’s Board of Directors. A company owned by Robert McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208. During the three and six months ended June 30, 2006, the Company paid 208 $77,200 under the Services Agreement.

The Company occasionally charters the use of a private aircraft in support of its business through Avia Aviation Ltd. (“Avia”). Mr. McEwen has an arrangement with Avia whereby a turbo prop aircraft owned by him is leased to Avia for general charter use. During the three and six month period ended June 30, 2006, the Company paid Avia $31,369 related to Company use of charter aircraft. The independent members of the Board of Directors reviewed and approved these expenditures.

8.                 Subsequent Events

Supplemental Indenture and Derivative Accounting:   On July 24, 2006, the Company entered into two agreements that modified the terms of the indentures executed in connection with the private placement completed on February 22, 2006, (See Note 5). The Supplemental Indenture to Subscription Receipt Indenture dated February 22, 2006, (“Supplemental Subscription Receipt Indenture”) amends the Subscription Receipt Indenture executed by the Company with GMP Securities L.P. (“GMP”) and Equity Transfer and Trust Company (“ETTC”) dated February 22, 2006, (“Subscription Receipt Indenture”). The provisions of the Supplemental Subscription Receipt Indenture eliminate the potential adjustment in the number of securities issuable upon conversion of a Subscription Receipt (as defined in the Subscription Receipt Indenture) upon the issuance by the Company of rights, options or warrants convertible into or exchangeable for its common stock at a price per share less than 95% of the then-current market price of the Company’s common stock. In consideration for the elimination of this provision, the Company agreed not to issue or fix a record date to issue any rights, options or warrants convertible into or exchangeable for its common stock at a price per share (or having a conversion or exchange price per share) less than 95% of the market price of the common stock on the earlier of such record date and the date on which the Company announces its intention to make such issuance.

The Supplemental Indenture to Warrant Indenture dated February 22, 2006, (“Supplemental Warrant Indenture” and together with the Supplemental Subscription Receipt Indenture, the “Supplemental Indentures”) amends the Warrant Indenture executed by the Company with GMP and ETTC dated

February 22, 2006 (“Warrant Indenture,” and together with the Subscription Receipt Indenture, the “Original Indentures”). The provisions of the Supplemental Warrant Indenture eliminate the potential adjustment in the number of shares of common stock issuable upon exercise of a Warrant (as defined in the Warrant Indenture) upon the issuance by the Company of rights, options or warrants convertible into or exchangeable for its common stock at a price per share less than 95% of the then-current market price of the Company’s common stock. In consideration for the elimination of this provision, the Company agreed not to issue or fix a record date to issue any rights, options or warrants convertible into or exchangeable for its common stock at a price per share (or having a conversion or exchange price per share) less than 95% of the market price of the common stock on the earlier of such record date and the date on which the Company announces its intention to make such issuance.

The execution of the Supplemental Indentures terminates derivative financial instrument accounting treatment for the Warrants and the Subscription Receipts effective July 24, 2006 and the derivative liability balance determined at that date of $89,255,940 will be reclassified into shareholders’ equity with $7,345,944 representing the change in value of derivatives from July 1 to July 24, 2006 flowing through the statement of operations. The balance of the derivative financial instrument liability as of June 30, 2006 was $96,601,884 and the balance of Shareholders’ deficit at that date was $(63,001,182).  On a pro forma basis as of June 30, 2006 and after reflecting termination of derivative financial instrument accounting net of related deferred offering costs, shareholders’ equity would be approximately $32,000,000.

Second Supplemental Indenture and Satisfaction of Release Conditions:   On August 2, 2006 the provisions of the Subscription Receipt Indenture were revised by way of extraordinary resolution in writing by the holders of the Subscription Receipts to revise the Release Conditions to the following:

(i)            the issuance of a receipt by the applicable securities regulatory authorities in Canada for a (final) prospectus of the Company which qualifies the distribution of the Units in certain provinces in Canada;

(ii)        the completion and filing of a current technical report regarding the Tonkin Springs property in compliance with National Instrument 43-101—Standards of Disclosure for Mineral Projects;

(iii)    the receipt of conditional listing approval for our Common Shares on the Toronto Stock Exchange; and

(iv)      the delivery of a “10b-5” opinion, addressed to the Agent in a form satisfactory to the Agent, acting reasonably, provided by United States counsel to the Company

The Second Supplemental Indenture was entered into by the Company, the Agent and ETTC in order to implement this amendment of the Release Conditions as of August 2, 2006. The Company and the Agent notified the Indenture Trustee that the Release Conditions had been satisfied or waived and, on August 10, 2006, the 16,700,000 Subscription Receipts were effectively converted into 16,700,000 shares of common stock and 8,350,000 Warrants, and the proceeds of escrow, including accrued interest, were released to the Company and the Agent, with the Company receiving $35,665,595 in net proceeds after Agent commission and including earned interest.

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2006 and compares it to our financial condition at December 31, 2005. The discussion also summarizes the results of our operations for the three and six month periods ended June 30, 2006 and compares those results to the three and six month periods ended June 30, 2005. We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB for the year ended December 31, 2005.

We hold a 100% interest in the Tonkin Springs gold property in Eureka County, Nevada through Tonkin Springs LLC (“TSLLC”.)  Effective May 12, 2005, we assumed 100% ownership of and management responsibilities for TSLLC effective with the withdrawal of BacTech. Subsequent to the withdrawal of BacTech, we consolidate the assets, liabilities, and operating results of TSLLC in our financial statements. Therefore, the results of operations for 2006 include the activity of TSLLC and the Tonkin Springs property, while prior to May 12, 2005, our results of operation exclude such activity. In July 2005, we disposed of our interest in Gold Resource Corporation (GRC), terminating our interest in a mining prospect located in Oaxaca, Mexico.

On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds (“Private Placement”). On August 10, 2006, each Subscription Receipt was effectively converted, for no additional consideration, into one share of our common stock and one-half of one common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00.

In connection with the Private Placement, we issued compensation options entitling the broker-dealer which acted as our placement agent (“Agent”) to acquire, for no additional consideration, broker warrants to acquire up to 1,002,000 units consisting of 1,002,000 shares of our common stock and 501,000 Warrants at an exercise price of $4.50 per unit until August 22, 2007. Each unit consists of one share of our common stock and one-half of one Warrant. These compensation options were converted into broker warrants contemporaneously with the conversion of the Subscription Receipts on August 8, 2006.

On March 5, 2006, the Company announced its intention to acquire four Canadian companies with properties in the Battle Mountain-Eureka Trend in Nevada. These companies, White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited, (collectively, the “Target Companies”) have mineral properties that are adjacent to or near our Tonkin Springs property. While it is our intention to acquire these companies by means of a tender offer, we are unable to predict when, if ever, such offers will be made or whether any of these acquisition transactions will be completed.

Plan of Operation

Exploration.   Our plan of operation for 2006 is to conduct an extensive multi-year exploration and evaluation program at the Tonkin Springs property, budgeted for approximately $25 to $30 million, of which approximately $10 million is targeted to be spent in 2006. For the first six months of  2006, we have incurred $1,000,423 in exploration costs, including drilling, geological and permitting efforts pursuant to that effort. The drilling program at Tonkin Springs commenced in June 2006 and includes both core drilling as well as rotary drilling. Approximately 120,000 feet of drilling is targeted to be completed during 2006, of which 16,075 feet have been completed through June 30, 2006. Based on drill rig availability and weather, the drilling program would continue uninterrupted through 2006, much of 2007 and possibly into 2008. At June 30, 2006 we have four drill rigs active at the property with additional core and rotary drill rigs expected to be secured over the summer. An expanded property-wide exploration permit is anticipated to be completed during the third quarter 2006.

Other exploration activities commenced earlier in 2006, and include remote sensing survey and analysis, data reviews, resource modeling, geophysical surveys and modeling, re-logging of available drill core and rotary cuttings, and rock chips and soil sampling. Geophysical surveys and modeling including gravity have been completed and an IP (electrical) survey is on-going.

Partial closure work on the project commenced in the first half of 2006, and includes the stabilization of three areas, including the heap leach, water management features, and the TSP-1 pit. Consulting firms acting on our behalf are working with the Nevada Department of Environmental Protection (NDEP) and the Bureau of Land Management (BLM) regarding the closure plans. The Company has budgeted approximately $1.6 million during 2006 for this effort of which $361,256 was expended during the six months ended June 30, 2006. Earthwork is slated to commence in late August 2006 related to these closure activities, which are expected to be completed by November 15, 2006. We have obtained the consent of the regulatory agencies for a projected delay to November 15, 2006 for completing certain reclamation activities.

Proposed Acquisitions.   The Company’s intention is to acquire all of the shares of each of the Target Companies in exchange for the issuance of shares of our common stock as follows:

•       0.35 shares of Company common stock for each outstanding share of White Knight;

•       0.23 shares of Company common stock for each outstanding share of Nevada Pacific Gold;

•       0.63 shares of Company common stock for each outstanding share of Coral Gold; and

•       0.26 shares of Company common stock for each outstanding share of Tone Resources

On May 1, 2006, we commenced an offer to the shareholders of White Knight for all the common shares of that company. Under the terms of the offer for White Knight, the shareholders of that company could have elected to receive 0.35 of a share of a new Delaware holding company or 0.35 of a share of a subsidiary of the Company for each common share of White Knight  On June 5, 2006, we terminated the offer for White Knight in view of certain regulatory requirements. We intend to recommence the offer for White Knight and commence offers for the other Target Companies as soon as regulatory requirements can be satisfied. All of these offers are subject to numerous conditions, including the tender of a minimum number of common shares of each company, listing of our common stock on a national securities exchange in the United States and satisfaction of regulatory requirements.

We have incurred significant fees and expenses in connection with the offers, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future. In addition to the fees and expenses of our own advisors, we are required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law. The amount of these fees and expenses is presently estimated at $6 million, although that estimate is subject to change. Through June 30, 2006, we have expended or accrued approximately $3,384,378 of such costs. A significant amount of the estimated fees and expenses will be incurred whether or not one or more of the proposed offers is successful. Moreover, we are likely to incur additional expenses in future periods in connection with the integration of any acquired company’s business with our business.

We expect to devote substantial efforts during the remainder of 2006 to the formal commencement and completion of all of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees, and other related costs. and there can be no assurance that any of these acquisitions will be completed. If any of these acquisitions are successful, we plan to integrate the business plans, assets and the management of the Target Companies, including operational aspects, exploration plans and personnel. The costs of integrating one or more of these businesses could be significant. We also hope to expand our exploration program in the future to include the property of any of the Target Companies that we successfully acquire. These efforts are not expected to directly impact our exploration and evaluation of the Tonkin Springs property in the near future.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of $27,028,700 comprised of current assets of $30,274,154 and current liabilities of $3,245,454. This represents a significant increase from the working capital deficit of $(1,002,461) at fiscal year end December 31, 2005, and primarily reflects the proceeds of the Private Placement. Further improving our working capital position subsequent to the end of the quarter was the release of funds from escrow in connection with the Private Placement, of which we received $35,665,595.

Net cash used in operations increased to $4,700,326 for the six months ended June 30, 2006 from $152,825 for the corresponding period in 2005. Cash paid to suppliers and employees increased to $5,077,186 during the 2006 period from $352,474 during the 2005 period, primarily reflecting increased payments to consultants in connection with exploration, property holding costs and fees and expenses in connection with the proposed acquisitions. Interest received increased to $380,302 during 2006, primarily reflecting interest on funds from the financing completed in February 2006.

Our exploration program at Tonkin Springs as discussed above is budgeted for approximately $25 to $30 million over the next 2 to 3 years, for which we believe we have enough cash. In addition, fees and expenses related to the proposed acquisitions of the Target Companies are anticipated to involve substantial expenses, currently estimated at approximately $6 million. If one, more, or all of the acquisitions is ultimately successful, costs of integrating any of those Targets Companies and to fund project holding and current exploration commitment costs are anticipated to be funded by us with potential offset from working capital of the Target Companies, if any, upon completion of the acquisition. Our only source of capital at present is our working capital and possible exercise of outstanding Warrants, since we have no revenue. If necessary, we anticipate that we will be able to attract more equity funding if the acquisition of some or all of the Target Companies are successful.

Cash used in investing activities was $(212,046) for 2006 compared to cash provided of $185,766 in 2005, reflecting the 2005 purchase price payments from BacTech. Cash flow from financing activities increased to $34,300,472 in 2006 compared to $(944) in 2005, primarily reflecting initial proceeds from the Private Placement of $34,355,250, net of issuance costs.

Results of Operations

Six months ended June 30, 2006.   For the six months ended June 30, 2006, we recorded a net loss of $(66,070,321), or $(1.98) per share, compared to a loss for the corresponding period of 2005 of $(431,085) or $(.02) per share. The substantial increase in net loss from the six month period of 2005 to the comparable period of 2006 is attributable to Derivative Instrument expense, an increase in general and administrative expenses, costs of proposed acquisitions, exploration expense, property holding costs and stock option expense.

In connection with the Private Placement, we determined that we were required to account for the issuance of the Subscription Receipts and Warrants using derivative instrument accounting. The Private Placement closed February 22, 2006 and resulted in a charge to expense related to the increase in liability associated with the estimated value of the derivatives instruments in the amount of $59,026,884 through June 30, 2006. This represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities during the period ended June 30, 2006 related to the Warrants and embedded derivatives in the Subscription Receipts that have been bifurcated and accounted for separately. At June 30, 2006, the derivative liability balance was $96,601,884 based upon certain assumptions and complex business models required by the applicable accounting rules. With the termination of derivative financial instruments accounting for the Warrants and the Subscription Receipts effective July 24, 2006, the derivative liability balance determined at that date of $89,255,940 will be reclassified into shareholders’ equity with $7,345,944 representing the change in value of derivatives from July 1 to July 24, 2006 flowing through the statement of operations during the third quarter of 2006.

Interest income for the six months ended June 30, 2006, our only source of revenue, was $488,378 reflecting deposits from the Private Placement, as well as interest on restricted time deposits for reclamation bonding.

General and administrative expense increased $1,057,529 in the six months ended June 30, 2006 compared to the same period of 2005, primarily reflecting approximately $310,000 of higher legal fees related to increased corporate activities, $403,000 in increased costs related to shareholder communications and investor relations programs, with the balance of the increase reflecting generally higher level of corporate business activities.

Costs related to the proposed acquisition of the four Target Companies totaled $3,384,378 for the six months ended June 30, 2006 and include legal fees of approximately $2,148,000 with the balance in professional, consulting, printing and accounting fees. During the 2006 period, we did not incur any write-offs, as we did in 2005 when we wrote off the remaining purchase price from BacTech when that company withdrew from TSLLC.

During the six months ended June 30, 2006, the holding costs of the Tonkin Springs property totaled $781,853, while during the corresponding period of 2005, only $71,242 of similar costs were incurred since BacTech was responsible for funding those costs until May 12, 2005. The 2006 costs included annual advance royalty payments of $241,150 with the reminder reflecting property holding costs. We recorded $1,000,423 in exploration costs at Tonkin Springs for 2006 in drilling and other work at the property. Accretion costs of retirement obligation at Tonkin Springs for the 2006 period totaled $135,989 while in the corresponding period of 2005 $15,469 was recorded subsequent to the BacTech withdrawal. Amortization of offering costs and costs related to the Private Placement totaled $228,066 with no similar charge for the 2005 period.

Stock option expense of $536,000 was recognized during the six months ended June 30, 2006 since we adopted the expense procedures under SFAS 123 effective January 1, 2006. No comparable expense was recognized in the corresponding six month period of 2005.

As noted, in connection with the acquisition efforts related to the Target Companies, we anticipate substantial additional costs will be incurred during the remainder of 2006 covering our own legal and accounting efforts, investment banking fees, information agent and proxy solicitation, and the costs of Target companies accounting and valuation fees and expenses for which we are required to pay, whether the acquisitions are successful or not.

Three months ended June 30, 2006.   For the three months ended June 30, 2006, we recorded net income of $2,760,723, or $0.08 per share, compared to a net loss for the corresponding period of 2005 of $(44,717) or $(.00) per share. The substantial improvement in operating results for the three months ended June 30, 2005 from the comparable period of 2005 is attributable to $7,989,375 positive change in value of Derivative Instrument liability, offset in part by an $714,009 increase in general and administrative expenses, $2,857,996 of costs related to the proposed acquisitions, $925,652 of exploration expense, $364,911 in property holding costs and $268,000 in stock option expense.

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

U.S. GOLD CORPORATION
/s/ ROBERT R. MCEWEN
Dated: August 11, 2006	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer
/s/ WILLIAM F. PASS
Dated: August 11, 2006	By: William F. Pass, Vice President and
Chief Financial Officer