Form 10QSB/A
period 2006-06-30
U S GOLD CORP
filed 2006-08-24
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  49,996,755 shares outstanding as of August 23, 2006.

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

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OTHER REVENUE:
Ernest money payment	$—	$200,000	$—	$200,000
Interest income	333,559	6,460	488,378	8,184
Management fee	—	330,000	—	330,000
Loss on sale of assets	—	(12,034)	—	(12,034)
Total other revenue	333,559	524,426	488,378	526,150
COSTS AND EXPENSES:
General and administrative	905,930	191,921	1,449,070	391,541
Proposed acquisitions	2,857,996	—	3,384,378	—
Write-off of purchase price receivable	—	—	—	182,748
Property holding costs	364,911	71,242	781,853	71,242
Exploration costs	925,652	—	1,000,423	—
Equity share of GRC loss	—	58,888	—	58,888
Realization reserve—GRC stock	—	168,960	—	168,960
Interest	1,639	1,437	3,442	2,336
Stock option expense	268,000	56,400	536,000	56,400
Accretion of asset retirement obligation	70,062	15,469	135,989	15,469
Change in value of derivatives	(7,989,375)	—	59,026,884	—
Amortization of offering cost	160,988	—	228,066	—
Depreciation	7,033	4,826	12,594	9,651
Total costs and expenses	(2,427,164)	569,143	66,558,699	957,235
Income (loss) before income taxes	2,760,723	(44,717)	(66,070,321)	(431,085)
Provision for income taxes	—	—	—	—
Net income (loss)	$2,760,723	$(44,717)	$(66,070,321)	$(431,085)
Basic and diluted per share data:
Net income (loss):
Basic	$0.08	$(0.00)	$(1.98)	$(0.02)
Diluted	$0.05	$(0.00)	$(1.98)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:
Cash paid to suppliers and employees	$(5,077,186)	$(352,474)
Earnest money payment	—	200,000
Interest received	380,302	1,985
Interest paid	(3,442)	(2,336)
Income taxes paid	—	—
Cash (used in) operating activities	(4,700,326)	(152,825)
Cash flows from investing activities:
Capital expenditures	(62,046)	—
Increase to bonding securing reclamation	(150,000)	—
BacTech Nevada purchase price payments	—	185,776
Cash provided by (used in) investing activities	(212,046)	185,776
Cash flows from financing activities:
Sale of Subscription Receipts for cash, net of issuance costs	34,355,250	—
Sale of assets for cash	—	10,000
Purchase of treasury stock	—	(80)
Payments on installment purchase contracts	(54,778)	(10,864)
Cash provided by (used in) financing activities	34,300,472	(944)
Increase in cash and cash equivalents	29,388,100	32,007
Cash and cash equivalents, beginning of period	677,518	74,988
Cash and cash equivalents, end of period	$30,065,618	$106,995
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(66,070,321)	$(431,085)
Items not requiring cash:
Write-off of BacTech purchase price receivable	—	182,748
Management fee paid with GRC shares	—	(320,000)
Equity share of GRC loss	—	58,888
Loss on sale of assets	—	12,034
Interest income	(108,076)	(6,199)
Stock option expense	536,000	56,400
Realization reserve—GRC stock	—	168,960
Accretion of asset retirement obligation	135,989	15,469
Change in value of derivative	59,026,884	—
Depreciation and amortization	240,660	9,651
(Increase) decrease in other assets related to operations	33,074	105
Increase in liabilities related to operations	1,505,464	100,204
Cash (used in) operating activities	$(4,700,326)	$(152,825)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Shares	Common Stock	Accumulated (Deficit)	Total
Balance, December 31, 2005	33,296,755	$40,465,813	$(37,932,674)	$2,533,139
Implementation of SFAS 123 effective January 1, 2006	—	337,426	(337,426)	—
Stock option expense, SFAS 123	—	536,000	—	536,000
Net (loss)	—	—	(66,070,321)	(66,070,321)
Balance, June 30, 2006	33,296,755	$41,339,239	$(104,340,421)	$(63,001,182)

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

Item 3.                        Controls and Procedures

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

U.S. GOLD CORPORATION
/s/ ROBERT R. MCEWEN
Dated: August 23, 2006	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer
/s/ WILLIAM F. PASS
Dated: August 23, 2006	By: William F. Pass, Vice President and
Chief Financial Officer