Form 10QSB
period 2006-09-30
U S GOLD CORP
filed 2006-11-14
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  49,996,755 shares outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format:  Yes   ☐   No  ☒

U.S. GOLD CORPORATION

U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$60,641,189
Interest receivable	51,369
Prepaid expenses	52,359
Total current assets	60,744,917

Property and equipment, net	592,690
Restrictive time deposits for reclamation bonding	3,102,696

Other assets:
Inactive milling equipment	777,819
Long-lived asset-asset retirement	2,231,036
Other assets	2,125
Total other assets	3,010,980
TOTAL ASSETS	$67,451,283

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,850,333
Installment purchase contracts	24,177
Retirement obligation (reclamation activities)	360,054
Total current liabilities	4,234,564

Installment purchase contracts, long-term	9,260
Retirement obligation	2,769,673
Other permit obligations	72,511
Total liabilities	7,086,008

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 49,996,755 shares issued and outstanding	162,905,986
Accumulated (deficit)	(102,540,711)
Total shareholders’ equity	60,365,275
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$67,451,283

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OTHER REVENUE:
Ernest money payment	$—	$—	$—	$200,000
Interest income	1,395,647	8,971	1,884,025	17,155
Management fee	—	—	—	330,000
Realized gain from GRC shares	—	520,428	—	520,428
Loss on sale of assets	—	(17,948)	—	(29,982)
Total other revenue	1,395,647	511,451	1,884,025	1,037,601

COSTS AND EXPENSES:
General and administrative	1,302,500	346,902	2,751,570	738,443
Proposed acquisitions	963,812	—	4,348,190	—
Property holding costs	844,635	367,269	1,626,488	438,511
Exploration costs	3,374,671	—	4,375,095	—
Stock option expense	304,857	—	840,857	—
Stock compensation expense	—	238,000	—	294,400
Write-off of purchase price receivable	—	—	—	182,748
Employment termination payments	—	1,423,824	—	1,423,824
Equity share of GRC loss	—	—	—	58,888
Realization reserve-GRC stock	—	—	—	168,960
Interest	2,439	625	5,880	2,961
Accretion of asset retirement obligation	70,062	47,387	206,051	62,856
Change in value of derivatives	(7,346,580)	—	51,680,304	—
Amortization of offering cost	57,123	—	285,189	—
Depreciation	22,418	1,914	35,012	11,565
Total costs and expenses	(404,063)	2,425,921	66,154,636	3,383,156

Income (loss) before income taxes	1,799,710	(1,914,470)	(64,270,611)	(2,345,555)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,799,710	$(1,914,470)	$(64,270,611)	$(2,345,555)

Basic and diluted per share data:

Net income (loss):
Basic	$0.05	$(0.07)	$(1.77)	$(0.10)
Diluted	$0.05	$(0.07)	$(1.77)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:
Cash paid to suppliers and employees	$(10,377,078)	$(1,987,788)
Earnest money payment	—	200,000
Interest received	1,858,323	2,371
Interest paid	(5,880)	(2,961)
Income taxes paid	—	—
Cash (used in) operating activities	(8,524,635)	(1,788,378)

Cash flows from investing activities:
Capital expenditures	(577,505)	—
Increase to bonding securing reclamation	(150,000)	(1,118,733)
BacTech Nevada purchase price payments	—	185,776
Cash (used in) investing activities	(727,505)	(932,957)

Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	69,295,760	—
Sale of stock for cash	—	4,000,000
Sale of assets for cash	—	10,000
Purchase of treasury stock	—	(80)
Payments on installment purchase contracts	(79,949)	(13,050)
Cash provided by financing activities	69,215,811	3,996,870

Increase in cash and cash equivalents	59,963,671	1,275,535
Cash and cash equivalents, beginning of period	677,518	74,988
Cash and cash equivalents, end of period	$60,641,189	$1,350,523

Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(64,270,611)	$(2,345,555)
Items not requiring (providing) cash:
Write-off of BacTech purchase price receivable	—	182,748
Management fee paid with GRC shares	—	(320,000)
Realized gain from GRC shares	—	(520,428)
Equity share of GRC loss	—	58,888
Loss on sale of assets	—	29,982
Change in interest receivable	(25,702)	(14,784)
Non-cash portion of termination payments	—	423,824
Stock option expense	840,857	294,400
Realization reserve-GRC stock	—	168,960
Accretion of asset retirement obligation	206,051	62,856
Change in value of derivative	51,680,304	—
Depreciation and amortization	320,201	11,565
Decrease in other assets related to operations	59,246	1,308
Increase in liabilities related to operations	2,665,019	177,858

Cash (used in) operating activities	$(8,524,635)	$(1,788,378)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Certain reclassifications have been made in the financial statements at September 30, 2005, and for the three and nine month periods then-ended, to conform to the financial statement presentation for the periods ended September 30, 2006.  The changes had no effect on Net (loss) for the three or nine months ended September 30, 2005.

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

In connection with the sale of Subscriptions Receipts (see Note 5) in 2006, the Company issued freestanding warrants (“Warrants”) and a right to receive shares of common stock (the embedded conversion feature).  Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company was required to account for these freestanding Warrants as derivative liabilities, rather than as equity.  In these cases, the Company deducts the fair value of the derivative financial instrument from the proceeds of sales of the equity instrument.  Effective July 24, 2006, the Company entered into agreements that modified the terms of the indentures executed in connection with the Subscription Receipts which amendments terminated the requirements for derivative accounting and the balance of derivative liability was reclassified and transferred to common stock within shareholders’ equity.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (42,472,579 and 36,366,608, respectively, for the three and nine month periods ended September 30, 2006, and 29,444,834 and 23,495,593, respectively for the three and nine month periods ended September 30, 2005).  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  For the three months ended September 30, 2006, fully diluted shares total 61,281,755.  For the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

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

Fair Value of Financial Instruments.  SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, cash equivalents, interest receivable, restrictive time deposits, accounts payable and installment purchase contracts.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company’s long-term purchase contracts approximates fair values of similar debt instruments.

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

In 2006 the Company commenced an extensive multi-year, property-wide, integrated exploration program at the Tonkin Springs property, focusing on evaluation of the structural and stratigraphic setting of the project. The Company’s objectives are to expand the known mineralization and to discover new mineralization in areas previously untested, targeting deeper mineralization. This multi-year program contemplates completing approximately 400,000 feet of drilling at a total program cost of approximately $25 to $30 million. Of that amount, the Company anticipates spending approximately $10 million in 2006, conditional upon continuing receipt of necessary regulatory agency permits and the availability of drill rigs and personnel.  The Company has spent approximately $4,375,095 in exploration and related expenditures during the nine months ended September 30, 2006.

The Company is responsible for reclamation of certain past and future disturbances at the Tonkin Springs property.  The Company maintains required bonding and at September 30, 2006 has cash bonding in place of $3,102,696 including bonding of approximately $150,000 related to the 2006 initial exploration program.  The Company completed an updated reclamation cost estimate in September 2006 which was submitted for review to the Bureau of Land Management (BLM). The new estimate represents reclamation costs for bonding purposes and totals $2,774,806.  This estimate is exclusive of (i) remaining 2006 reclamation program which is estimated at approximately $280,550, (ii)  $150,000 exploration reclamation bonding for the current year exploration program and (iii) reclamation bonding for the pending property-wide exploration permit of $376,000 anticipated to be required during the first quarter of 2007.  Reclamation activities are currently projected to be incurred primarily through 2013.  Reclamation expenditures for 2006 are projected at approximately $1,369,706 of which $1,089,156 have been incurred through September 30, 2006 and approximately $280,550 are expected to be spent in the fourth quarter of 2006.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of projected asset retirement obligation for financial reporting since January 1, 2006:

Asset retirement and reclamation liability-January 1, 2006	$2,724,721
Retirement expenditures during nine months ended September 30, 2006	(1,089,156)
Increase (decrease) in liability related to 2006 updated estimate and new activity including property wide exploration	1,288,111
Accretion of liability at 8.72% annual rate	206,051
Asset retirement and reclamation liability-September 30, 2006	$3,129,727

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

3.             Property and Equipment

At September 30, 2006, property and equipment consisted of the following:

Office furniture and equipment	$111,341
Trucks and trailers	504,962
Other equipment	44,873
Subtotal	661,176
Less: accumulated depreciation	(68,486)
Total	$592,690

4.             Potential Acquisitions (update as needed)

On March 5, 2006, the Company announced its intention to acquire four Canadian companies with properties in the Battle Mountain-Eureka Trend in Nevada.  These companies, White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited (collectively, the “Target Companies”), have mineral properties that are adjacent to or near the Company’s Tonkin Springs property.  The Company’s intention is to acquire all of the shares of each of the Target Companies in exchange for the issuance of shares of its common stock as follows:

•       0.35 of a share of Company common stock for each outstanding share of White Knight;

•       0.23 of a share of Company common stock for each outstanding share of Nevada Pacific Gold;

•       0.63 of a share of Company common stock for each outstanding share of Coral Gold; and

•       0.26 of a share of Company common stock for each outstanding share of Tone Resources.

On May 1, 2006, the Company commenced an offer to the shareholders of White Knight for all the common shares of that company, which offer was subsequently terminated on June 5, 2006 in view of regulatory requirements.  On October 26, 2006, the Company filed a registration statement with the SEC in anticipation of recommencing its offer to purchase all of the shares of White Knight at the rate of 0.35 of an exchangeable share of the Company’s Canadian acquisition subsidiary (“Canadian Exchange Co.”) for each share of White Knight.

On October 30, 2006, the Company filed registration statements in anticipation of commencing an offer for the common shares of Nevada Pacific and Tone Resources, and on November 13, 2006, the Company filed a registration statement in anticipation of commencing an offer for the common shares of Coral Gold.

If commenced, any of the  offers will be subject to numerous conditions, including but not limited to (i) the tender of a minimum number of common shares; (ii) approval for listing of the Company’s common stock on the AMEX; (iii) receipt of the necessary regulatory approvals from the United States and Canadian securities agencies, as well as any other approvals, consents, clearances or waivers required by other governmental or regulatory agencies; and (iv) approval from the Company’s shareholders for actions necessary to consummate the transaction.

If all of these acquisitions are completed on the previously announced terms, the Company would issue up to approximately 46.5 million shares of Canadian Exchange Co. (or 54.4 million shares if the Target Companies’ currently outstanding options and warrants are exercised), which shares are exchangeable for shares of the Company’s common stock on a one-to-one basis.  This would represent 48% of the Company’s common stock outstanding after all of the transactions (52% if the Target Companies’ outstanding options and warrants are exercised).  As a result of these transactions, the Company may experience a change in control upon issuance of the shares, although it appears unlikely that will be the case due to Mr. McEwen’s ownership in the Target Companies.

The Company is unable to predict when, if ever, such offers will be made or whether any of these proposed acquisition transactions will be completed.

The Company has incurred significant fees and expenses in connection with the proposed acquisitions, including investment banking, printing, legal and accounting fees, and expects to incur additional fees and expenses in the future.  In addition to the fees and expenses of its own advisors, the Company is required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law.  Through September 30, 2006, the Company has incurred approximately $4,348,190 in costs connected with the proposed acquisitions.  The total estimated amount of these fees and expenses is presently $6.5 million, although that estimate is subject to change.  A significant amount of the estimated fees and expenses will be incurred whether or not one or more of the proposed acquisitions is successful.

5.             Financing and Derivative Liabilities

On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were immediately received by the Company with the balance of $34,355,250, also net of issuance costs, received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds.  Effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company’s common stock and one-half of one common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00.

Under applicable accounting rules, the Company accounted for the sale of the Subscription Receipts using derivative instrument accounting. The derivative accounting was required by certain provisions in the financing documents relating to the offering of the Subscription Receipts which provided for adjustments in the amount of common stock which could be issued upon conversion of the derivative instruments in certain events, as described in Emerging Issue Task Force (EITF) 00-19.  Under the relevant provisions in such documents as originally constituted, if the Company issued rights, options or warrants to subscribe for or purchase common stock at a price per share which was less than 95% of the then current market price, the amount of common stock issuable upon conversion of the Subscription Receipts would be adjusted upward under a formula.  Further, since the Company has a maximum number of authorized common shares and theoretically might not have sufficient common stock available to satisfy such adjustments, the Company could be forced to settle such adjustments in cash.  This possibility, even though extremely remote, required derivative instrument accounting.

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

On July 24, 2006, the Company entered into agreements that modified the terms of the indentures executed in connection with the Private Placement.  The execution of the Supplemental Indentures terminates derivative financial instrument accounting treatment for the Warrants and the Subscription Receipts effective July 24, 2006, and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity.

In valuing the Warrants and the embedded conversion right components at the time they were issued and to the date of termination of required derivative accounting, July 24, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the Warrants, and an expected volatility of our common stock over the remaining life of the Warrants of 102%.  The risk-free rates of return used at February 22, 2006, and July 24, 2006, applicable to the Warrants were 4.57% and 4.99%, respectively, based on constant maturity rates published by the U.S. Federal Reserve.

Derivative Instrument Liability Analysis.  At the date of termination of requirements for derivative accounting, July 24, 2006, the following derivative liabilities related to the Warrants and the embedded derivative instruments were reclassified into common stock:

Issue Date	Expiry Date		Exercise Price Per Share	Value — Issue Date	Value — July 24, 2006

Fair value of freestanding derivative instrument liability for warrants

2-22-2006	2-22-2011	4,175,000 warrants	$10.00	$13,918,112	$23,708,440

Fair value of bifurcated embedded derivative instrument liability associated with Subscription Receipts offering

2-22-2006	N/A	8,350,000 shares of underlying Common Stock	N/A	40,915,000	65,547,501
Balance reclassified to common stock with termination of accounting treatment					$89,255,941

6.                                      Termination and Other Agreements

Effective July 28, 2005, and in consideration of prior uncompensated services and termination of outstanding stock options, the Company consummated agreements with each of its then existing executive officers pursuant to which their employment contracts with the Company were terminated resulting in expense of $1,423,824.

In July 2005, the Company issued an aggregate of 450,000 shares of its common stock to its then existing four independent members of the Board of Directors resulting in Stock compensation expense of $238,000.

7.             Gold Resource Corporation

Effective July 28, 2005, and related to termination agreements noted in  Note 6, the Company disposed of all of its shares of the common stock of GRC, a private Colorado corporation.   The Company’s share of GRC’s net loss for 2005 prior to the disposition of its interest in GRC was $(58,888).

GRC owed the Company $330,000 under a 2002 management contract that expired by its term December 31, 2002, which amount had not been previously recognized as a receivable or as revenue by the Company until the amount was realized.  In June 2005, GRC paid $10,000 of the amount in cash and issued to the Company 1,280,000 shares of GRC stock with an agreed upon value of $0.25 per share in full satisfaction of its obligations under the 2002 management contract.  Since the shares of GRC were not publicly traded at that time, the 1,280,000 shares of GRC received in satisfaction of the 2002 management contract were determined by third party evaluation to have a fair value of $151,040 and the Company recorded a reserve for realization of $168,960 related to the value of the 1,280,000 shares.

8.             Shareholders’ Equity

Release of Funds from Escrow.         On August 4, 2006, the Company and the agent who acted in the Private Placement notified the Indenture Trustee that the release conditions contained in the Subscription Receipt Indenture dated February 22, 2006 had been satisfied or waived.  As a result, 16,700,000 shares of common stock and 8,350,000 Warrants were issued effective August 10, 2006 and the proceeds of escrow, excluding accrued interest, were released to the Company and the agent with the Company receiving $34,940,510 in net proceeds after commissions and other costs.  With the initial proceeds received in the February 22, 2006 sale of Subscription Receipts of $34,355,250 plus $34,940,510 from escrow totals $69,295,760 in net proceeds from the sale.

Stock Options.     Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company’s stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  Related to this implementation, the Company recorded an increase in Common Stock of $337,476 and a corresponding charge to Accumulated (deficit) to reflect the prior year’s effect of this implementation, and during the three and nine months ended September 30, 2006, expensed $304,857 and $840,857 of similar costs related to the service period.  At September 30, 2006, there remains $1,458,852 of future expense related to existing stock option grants which will be expensed $314,749 during the remainder of 2006, $670,017 during 2007, $370,696 during 2008 and $103,390 in 2009.

9.             Related Party Transactions

Robert McEwen, the Company’s Chief Executive Officer, participated in the private placement completed on February 22, 2006, (see Note 5), purchasing 670,000 Subscription Receipts on the same terms and conditions as the other purchasers.

Effective June 1, 2006, the Company entered into a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support during the term of the Services Agreement. The Services Agreement extends until December 31, 2006, and provides for total payments of $540,400 in seven equal monthly installments beginning with the execution of the Services Agreement and continuing each month thereafter, plus additional amounts incurred by 208 at its actual cost and subject to approval of the independent members of the Company’s Board of Directors. A company owned by Robert McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208.  During the three and nine months ended September 30, 2006, the Company paid 208 $311,539 and $388,739, respectively, under the Services Agreement.

The Company occasionally charters the use of aircraft in support of its business activities through charter aircraft services which in turn leases an airplane from the Company’s chief executive officer.  During the three and nine month periods ended September 30, 2006, the Company paid or accrued $42,561 and $73,930, respectively, related to Company use of charter aircraft though these charter services.  The independent members of the Board of Directors reviewed and approved these expenditures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at September 30, 2006 and compares it to our financial condition at December 31, 2005. The discussion also summarizes the results of our operations for the three and nine month periods ended September 30, 2006 and compares those results to the three and nine month periods ended September 30, 2005.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB for the year ended December 31, 2005.

We hold a 100% interest in the Tonkin Springs gold property in Eureka County, Nevada through Tonkin Springs LLC (“TSLLC”).  Effective May 12, 2005, we assumed 100% ownership of and management responsibilities for TSLLC with the withdrawal of BacTech.  Subsequent to the withdrawal of BacTech, we consolidate the assets, liabilities, and operating results of TSLLC in our financial statements.  Therefore, the results of operations for 2006 include the activity of TSLLC and the Tonkin Springs property, while prior to May 12, 2005, our results of operations exclude such activity.  In July 2005, we disposed of our interest in Gold Resource Corporation (GRC), terminating our interest in a mining prospect located in Oaxaca, Mexico.

On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds (“Private Placement”).  On August 10, 2006, each Subscription Receipt was converted, for no additional consideration, into one share of our common stock and one-half of one common stock purchase warrant (“Warrant”).   Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00.

In connection with the Private Placement, we issued compensation options entitling the broker-dealer which acted as our placement agent (“Agent”) to acquire, for no additional consideration, broker warrants to acquire up to 1,002,000 units at an exercise price of $4.50 per unit until August 22, 2007.  Each unit consists of one share of our common stock and one-half of one Warrant.  These compensation options were converted into broker warrants contemporaneously with the conversion of the Subscription Receipts on August 10, 2006.

On March 5, 2006, we announced our intention to acquire four Canadian companies with properties in the Battle Mountain-Eureka Trend in Nevada.  These companies, White Knight Resources Ltd., Nevada Pacific Gold Ltd., Coral Gold Resources Ltd. and Tone Resources Limited, (collectively, the “Target Companies”), have mineral properties that are adjacent to or near our Tonkin Springs property.

Our intention is to acquire all of the shares of each of the Target Companies in exchange for the issuance of shares of our common stock as follows:

•      0.35 shares of our common stock for each outstanding share of White Knight;

•      0.23 shares of our common stock for each outstanding share of Nevada Pacific Gold;

•      0.63 shares of our common stock for each outstanding share of Coral Gold; and

•      0.26 shares of our common stock for each outstanding share of Tone Resources

On May 1, 2006, we commenced an offer to the shareholders of White Knight for all the common shares of that company, which offer was subsequently terminated on June 5, 2006 in view of regulatory requirements.  On October 26, 2006, we filed a registration statement with the SEC in anticipation of recommencing our offer to purchase all of the common shares of White Knight at the rate of 0.35 of an exchangeable share of our Canadian acquisition subsidiary (“Canadian Exchange Co.”) for each share of White Knight.  On October 30, 2006, we filed registration statements in anticipation of commencing an offer for the common shares of Nevada Pacific and Tone Resources, and on November 13, 2006, we filed a registration statement in ancticipation of commencing an offer for the common shares of Coral Gold.

If commenced, all of the offers will be subject to numerous conditions, including but not limited to (i) the tender of a minimum number of common shares; (ii) approval for listing of our common stock on the AMEX; (iii) receipt of the necessary regulatory approvals from the United States and Canadian securities agencies, as well as any other approvals, consents, clearances or waivers required by other governmental or regulatory agencies; and (iv) approval from our shareholders for actions necessary to consummate the transaction.

If all of these acquisitions are completed on the previously announced terms, we would issue up to approximately 46.5 million shares of Canadian Exchange Co. (or 54.4 million shares if the Target Companies’ currently outstanding options and warrants are exercised), which shares are exchangeable for shares of our common stock on a one-to-one basis.  This would represent 48% of our common stock outstanding after all of the transactions are completed (52% if the Target Companies’ outstanding options and warrants are exercised).  As a result of these transactions, we may experience a change in control upon issuance of the shares, although it appears unlikely that will be the case due to Mr. McEwen’s ownership in the Target Companies.

We are unable to predict when, if ever, such offers will be made or whether any of these proposed acquisition transactions will be completed.

Plan of Operation

Exploration.  Our plan of operation for the remainder of 2006 is to continue an extensive exploration and evaluation program at the Tonkin Springs property that began in the spring of 2006.   This program is budgeted for approximately $25 to $30 million, of which approximately

$10 million is targeted to be spent in 2006. For the first nine months of 2006, we have incurred $4,375,095 in exploration costs, including drilling, geological and permitting efforts pursuant to that effort.  The actual drilling at Tonkin Springs commenced in June 2006 and includes both core as well as rotary drilling.  Approximately 30,000 feet of drilling has been completed through September 30, 2006, with an expanded program planned through the winter months.  Based on drill rig availability and weather, we anticipate that the drilling program would continue uninterrupted through 2006, much of 2007 and possibly into 2008.  At September 30, 2006 we have four drill rigs active at the property with additional drill rigs anticipated to be secured over the fall and winter.  An expanded property-wide exploration permit has been submitted for review to the relevant managing agencies, and it is anticipated to be completed with agency input in the spring of 2007.

Property-wide exploration activities include remote sensing survey and analysis, data reviews, geologic mapping, resource modeling, geophysical surveys and modeling, re-logging of available drill core and rotary cuttings, and rock chips and soil sampling programs.  Geophysical surveys includes gravity and IP surveys, and work continues across the property.  Additional infill and expansion soil sampling is proceeding to gather additional geochemical data in areas where the previous sampling efforts have returned interesting data.

Partial closure work on previously mined areas commenced in 2006, and includes the stabilization of three areas, including the heap leach, water management features, and the TSP-1 pit. Consulting firms acting on our behalf are working with the Nevada Department of Environmental Protection (NDEP) and the Bureau of Land Management (BLM) regarding the closure plans.  The Company has budgeted approximately $1,369,706 during 2006 for this effort of which $1,089,156 was incurred during the nine months ended September 30, 2006.  Earthwork commenced late August 2006 related to these closure activities, which are expected to be substantially completed by the end of November 2006.

Proposed Acquisitions.

We expect to devote substantial efforts during the remainder of 2006 and into 2007 to the formal commencement and completion of the acquisitions of the Target Companies noted above. This process will involve significant executive time, considerable expenditures related to professional fees, and other related costs, and there can be no assurance that any of these acquisitions will be completed.  If any of these acquisitions are successful, we plan to integrate the business plans, assets and the management of the Target Companies in an effort to rationalize and optimize the assets.  The costs of integrating one or more of these businesses could be significant.  We also hope to expand our exploration program in the future to include the property of any of the Target Companies that we successfully acquire.  These efforts are not expected to directly impact our exploration and evaluation of the Tonkin Springs property in the near future.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $56,510,353 comprised of current assets of $60,744,917 and current liabilities of $4,234,564.  This represents a significant increase from the working capital deficit of $(1,002,461) at fiscal year end December 31, 2005, and primarily reflects the net proceeds of the Private Placement of $69,295,760.

Net cash used in operations for the nine months ended September 30, 2006 increased to $8,524,635 from $1,788,378 for the corresponding period in 2005.  Cash paid to suppliers and employees during the 2006 period increased to $10,377,078 from $1,987,788 during the 2005 period, primarily reflecting increased payments to contractors in connection with exploration of the Tonkin Springs property, property holding costs and fees and expenses in connection with the proposed acquisitions.  Interest received during the nine months ended September 30, 2006 increased to $1,858,323, primarily reflecting interest on funds from the Private Placement.

Our exploration program at Tonkin Springs as discussed above is budgeted for approximately $25 to $30 million over the next 2 to 3 years, for which we believe we have enough cash.  In addition, we have incurred significant fees and expenses in connection with  the proposed acquisitions, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future.  In addition to the fees and expenses of our own advisors, we are required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law.  The total amount of these fees and expenses is presently estimated at $6.5 million, although that estimate is subject to change.  Through September 30, 2006, we have expended or accrued approximately $4.3 million of such costs.  A significant amount of the estimated fees and expenses will be incurred whether or not one or more of the proposed offers is successful.   If one, more, or all of the acquisitions is ultimately successful, costs of integrating any of those Targets Companies and to fund project holding and current exploration commitment costs are anticipated to be funded by us with potential offset from working capital of the Target Companies, if any, upon completion of the acquisition.

Our only source of capital at present is our working capital and possible exercise of outstanding Warrants, since we have no revenue.  If necessary, we anticipate that we will be able to attract more equity funding if the acquisition of some or all of the Target Companies are successful.

Cash used in investing activities for the first nine months of 2006 was $727,505 compared to $932,957 of cash used in 2005, primarily reflecting capital expenditures in 2006 at Tonkin Springs while 2005 reflected the posting of $1,118,733 reclamation bonding offset in part by purchase price payments from BacTech.  Cash flows provided by financing activities in the first nine months of 2006 increased to $69,215,811 from $3,996,870 in 2005, primarily reflecting net proceeds from the Private Placement of $69,295,760, compared to 2005 which primarily reflected the $4,000,000 sale of stock to our largest shareholder.

Results of Operations

Nine months ended September 30, 2006.   For the nine months ended September 30, 2006, we recorded a net loss of $(64,270,611), or $(1.77) per share, compared to a loss for the corresponding period of 2005 of $(2,345,555) or $(.10) per share.  The substantial increase in net loss from the nine month period of 2005 to the comparable period of 2006 is attributable to Derivative Instrument expense (a non-cash expense) of $51,680,304, an increase in general and administrative expenses of $2,013,127, expenses of proposed acquisitions of $4,348,190, exploration expense of $4,375,095, property holding costs of $1,626,488, and stock option expense of $840,857, offset, in part, by 2005 expenses related to employment termination agreements of $1,423,824 and stock compensation expenses of $294,400.

In connection with the Private Placement, we determined that we were required to account for the issuance of the Subscription Receipts and Warrants using derivative instrument accounting.  The Private Placement closed February 22, 2006 and resulted in a charge to expense related to the increase in liability associated with the estimated value of the derivatives instruments in the amount of $51,680,304 through July 24, 2006, the date derivative accounting was no longer required.  This represented the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities during the period through July 24, 2006 related to the Warrants and embedded derivatives in the Subscription Receipts that were bifurcated and accounted for separately.  With the termination of derivative financial instruments accounting for the Warrants and the Subscription Receipts effective July 24, 2006, the derivative liability balance determined at that date of $89,255,941 was reclassified and transferred into common stock within shareholders’ equity.  The Company believes that the derivative accounting expense was an unusual item which is not likely to occur in the foreseeable future.

Interest income for the nine months ended September 30, 2006, our only source of revenue, was $1,884,025, reflecting earnings on the proceeds from the Private Placement as well as interest on restricted time deposits for reclamation bonding.

General and administrative expense for the nine months ended September 30, 2006 increased $2,013,127 compared to the same period of 2005, primarily reflecting approximately $667,000 of higher legal fees related to increased corporate activities, approximately $655,000 in increased costs related to shareholder communications and investor relations programs, and approximately $510,000 in costs of the Toronto office with no comparable costs in 2005.

Costs related to the proposed acquisition of the four Target Companies totaled $4,348,190 for the nine months ended September 30, 2006 and include legal fees of approximately $2,688,600 with the balance in professional, consulting, printing and accounting fees.  During the 2006 period, we did not incur any write-offs, as we did in 2005 when we wrote off the remaining purchase price from BacTech when that company withdrew from TSLLC.

During the nine months ended September 30, 2006, the holding costs of the Tonkin Springs property totaled $1,626,488, while during the corresponding period of 2005, only $438,511 of similar costs were incurred since BacTech was responsible for funding those costs until May 12, 2005.  The 2006 costs included annual advance royalty payments of $241,150 with the remainder reflecting property holding costs related to  higher levels of activities.  We expended $4,375,095 in exploration costs at Tonkin Springs for the first nine months of 2006 in drilling and other work at the property.  Accretion costs of the retirement obligation at Tonkin Springs for the 2006 period totaled $206,051 while in the corresponding period of 2005, $62,856 was recorded subsequent to the BacTech withdrawal.  Amortization of offering costs related to the 2006 Private Placement totaled $285,189 with no similar charge for the 2005 period.  With the issuance of the shares in connection with the Private Placement in August 2006, the remaining unamortized offering costs of the Private Placement were transferred to capital stock within shareholders’ equity.

In 2005, we expensed severance payments to our officers in connection with the termination of their employment contracts.

Stock compensation expense for 2005 reflected issuance of shares in satisfaction of outstanding warrants and other obligations valued at $114,400, and stock grants to directors valued at $180,000. The GRC shares received in satisfaction of a management fee of $320,000 were determined by an independent third party to have a fair value of $151,040, leading to a realization reserve expense of $168,960.

Stock option expense of $840,857 was recognized during the nine months ended September 30, 2006 since we adopted the expense procedures under SFAS 123 effective January 1, 2006. This pronouncement requires that the Company expense the fair value of the options during the applicable accounting period.  No comparable expense was recognized in the corresponding nine month period of 2005.

As noted, in connection with the acquisition efforts related to the Target Companies, we anticipate substantial additional costs will be incurred during the remainder of 2006 and in 2007 covering our own legal and accounting efforts, investment banking fees and the costs of Target Companies’ accounting and valuation fees and expenses for which we are required to pay, whether the acquisitions are successful or not.

Three months ended September 30, 2006.  For the three months ended September 30, 2006, we recorded net income of $1,799,710, or $0.05 per share, compared to a net loss for the corresponding period of 2005 of $(1,914,470) or $(.07) per share.  The substantial improvement in operating results for the three months ended September 30, 2006 from the comparable period of 2005 is attributable to $7,346,580 positive change in value of Derivative Instrument liability, offset in part by an increase of $955,598 in general and administrative expenses, $963,812 of costs related to the proposed acquisitions, $3,374,671 of exploration expense, $477,366 in property holding costs and $304,857 in stock option expense. In addition, the 2005 period included $1,423,824 in severance payments and $238,000 of stock compensation expense with no similar costs in 2006.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements concerning the benefits that we expect will result from our business activities and exploration activities that we contemplate or have completed, such as increased revenues; and

•              statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3.  Controls and Procedures

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit to under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the

Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                   Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

U.S. GOLD CORPORATION

/s/ Robert R. McEwen
Dated: November 13, 2006	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: November 13, 2006	By: William F. Pass, Vice President and
Chief Financial Officer