Form 10KSB/A
period 2005-12-31
U S GOLD CORP
filed 2007-01-24
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33190

U.S. GOLD CORPORATION

(Name of small business issuer in its charter)

Colorado	84-0796160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Kipling Street, Suite 100, Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

(303) 238-1438

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	American Stock Exchange
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☒.

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

EXPLANATORY NOTE

This amendment to Form 10-KSB is being filed to amend certain financial and engineering information contained in the original report. The following sections of our Form 10-KSB for the year ended December 31, 2005 have been amended: Item 1: Description of Business, Item 2: Description of Properties, Item 6: Management's Discussion and Analysis and Plan of Operation and Item 7: Financial Statements. Except to the extent relating to the restatement of our financial statements and the additional engineering data, the disclosure in the Form 10-KSB does not reflect any events that have occurred after this Form 10-KSB was initially filed on April 7, 2006. The amendment contains the entire report, as amended and restated.

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

We are presently in the exploration stage for gold at the Tonkin Springs property where we have an estimate of mineralized material of 29.7 million tons with average grade of 0.043 ounce of gold per ton. These mineral resource estimates are based on resource models that were constructed by Ore Reserves Engineering in 1996, with revision to the O-15 model in 2001 to incorporate new drilling data in that deposit. The mineral envelopes were drawn for the 1996 and 2001 resource models to restrict interpolation within areas that could be classified as at least an indicated resource. The cut-off used in the estimate was 0.012 ounces per ton of gold for oxides and 0.018 ounces per ton of gold for sulfides. These cut-offs are slightly higher than internal cut-offs assuming a price of $400 per ounce of gold, a recovery rate of 70% and costs of $2.00 per ton for processing of oxides and a recovery rate of 75% and costs of $4.50 per ton for processing of sulfides. The breakeven cut-off for oxides is 0.015 ounces of gold per ton, which will pay for $1.15 per ton mining costs, $1.13 per ton engineering costs, general and administrative expenses and processing costs. The breakeven cut-off for sulfides is 0.030 ounces of gold per ton, which will pay for $1.15 per ton mining costs, $3.36 per ton engineering, general and administrative expenses, and processing costs. Micon believes that these figures demonstrate that the mineralization has reasonable prospects for economic extraction.

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

Employees

As of March 31, 2006, we had four paid employees, two of whom serve as our executive officers. These individuals devote a majority of their business time to our affairs. Robert R. McEwen also serves as our Chief Executive Officer, presently in an unpaid capacity. He does not devote 100% of his business time to our affairs. We engage independent contractors in connection with the exploration of our mining property.

ITEM 2.                                                     DESCRIPTION OF PROPERTIES

Our Tonkin Springs Property

Location and Access. The Tonkin Springs property is located on the eastern slope of the Northern Simpson Park Mountains in Nevada at an elevation of between approximately 6,700 feet and 7,600 feet above sea level. The topography varies from flat to moderately steep. The property area is approximately 45 miles northwest of Eureka, Nevada in Eureka County and is accessed by two county roads from Nevada State Road 278. The county gravel roads to the site are maintained by Eureka County and are periodically graded as required to provide year round access. Below is a general location map of the Tonkin Springs property.

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

A significant amount of exploration work has been conducted over the years at the Tonkin Springs property, focusing mainly on near-surface oxide and later sufilde mineralization. A total of 2,797 drill holes have been completed at the Tonkin Springs property between 1966 and 2004. The total length drilled is 168,970 meters (554,222 feet), and the average length per hole drilled is 60.4 meters (198 feet). Most of our former joint venture partners were focused on defining shallow mineralization with the potential for immediate production of gold and silver from known mineralization and did not conduct significant exploration on the Tonkin Springs property. Two companies, Denay (Homestake) and Sudbury (Agnico), focused on testing deeper styles of mineralization, although each of these two drilling campaigns did not test the property to significant depths. Denay completed 86 exploration drill holes during 1991 and 1992 at a cost of approximately $2.5 million. The average depth of these 86 holes is just under 300 feet. Sudbury completed 107 exploration drill holes during 1999 through October 2001, and the average depth of these holes is just under 600 feet. The most recent drilling prior to March 31, 2006 was completed by BacTech, with 29 holes drilled during 2003 and 2004, mainly as part of their feasibility studies, targeting resource confirmation and metallurgical testing. The average depth of this drilling is approximately 270 feet.

The following table summarizes drilling activities at the Tonkin Springs property from 1966 to March 31, 2006:

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

We believe the stratigraphy, structure and alteration styles currently identified at the Tonkin Springs property are similar to Carlin-type deposits identified elsewhere in the Battle Mountain-Eureka and Carlin trends. Carlin-type mineralization is the main focus of exploration efforts at Tonkin, both near-surface as well as at depth. Carlin-style deposits are characterized by sediment-hosted, low grade disseminated gold mineralization occurring typically in carbonate rocks. Deposits are both structurally and stratigraphically controlled, where the gold is so fine grained that it is typically not visible.Typical deposits are structurally controlled, with sub-microscopic gold particles hosted in strongly altered sedimentary host rocks near controlling structures. Gold is usually associated with anomalous levels of arsenic, antimony and mercury. U.S. Gold believes that the Tonkin Springs property has potential to host similar large-scale sediment-hosted deposits as are identified elsewhere in the Carlin and Battle Mountain-Eureka Trends. Most of the previous exploration and development programs at the project have mainly focused on near-surface oxide and sulphide mineralized material.

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

Office Facilities

As of March 31, 2006, we rented offices at two locations in Lakewood, Colorado and Reno, Nevada, totaling approximately 1,600 square feet. Rent equals a total of $26,400 per year payable in monthly installments. We also share office space in Toronto with certain entities in which our Chairman has an interest. We believe this space and these arrangements are adequate for our needs for the foreseeable future.

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

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of March 31, 2006, our common stock traded over the counter and was quoted on the OTC Bulletin Board under the symbol “USGL.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board as reported by the Nasdaq Stock Market, Inc. for the two years ended December 31, 2005, and the first quarter of 2006 through March 31. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

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

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion summarizes, as of March 31, 2006, our plan of operation for the remainder of 2006. It also analyzes our financial condition at December 31, 2005 and compares it to our financial condition at December 31, 2004. Finally, the discussion summarizes the results of our operations for the year ended December 31, 2005 and compares those results to the year ended December 31, 2004.

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

The Company has decided to pursue the proposed acquisitions for several reasons, including increasing property available for exploration, gaining access to technical data about the property and obtaining additional, qualified personnel. An increase in the property available for exploration, we believe, increases the likelihood of finding commercial amounts of gold and other precious metals. This belief is premised partly on the technical data and qualified personnel that we believe we will obtain if one or more of the acquisitions is successful, and partly on pure chance. We believe the chances of discovering commercial quantities of mineable resources increases with more property. We also believe that it would be more efficient to operate all of the combined properties under a consolidated management team, with concurrent reductions in anticipated administrative expenses. We believe that pursuing the proposed acquisitions through exchange offers gives us an opportunity to pursue these objectives in a more efficient, cost effective manner than through other means such as individually-negotiated asset acquisitions.

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

Net cash used in operations during 2005 increased to $2,627,266 from $798,401 for 2004. Cash paid to suppliers and employees increased to $2,630,620 during 2005 from $853,033 during 2004, primarily reflecting $1 million in cash payments under the termination agreements with executive officers, holding costs of $761,081 for the Tonkin Springs property subsequent to the withdrawal of BacTech, and fees and costs related to the various transactions we investigated or consummated in an effort to obtain required funding.

Cash used in investing activities was $778,024 for 2005 compared to cash provided of $217,385 in 2004, reflecting the increase of $1,118,733 to the restrictive investments securing the reclamation obligation for the Tonkin Springs property as well as $55,067 in capital expenditures, reduced in part by $185,776 paid by BacTech as installments toward its purchase of the Tonkin Springs property. Partially offsetting these cash expenditures was our receipt of a $200,000 earnest money payment related to a proposed merger with another mining company, which did not materialize.

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

Expenses. General and administrative expenses for 2005 increased $1,919,221 compared to 2004, primarily reflecting approximately $170,000 in additional legal expenses related to various corporate transactions and preparation for the 2005 meeting of shareholders, approximately $111,000 increase in investor relations expenses primarily relating to the meeting of shareholders and other shareholder communication activities, and approximately $251,171 increase in stock compensation expense. Stock compensation expense for 2005 includes issuance of shares in satisfaction of outstanding warrants and other obligations valued at $114,400, and stock grants to directors valued at $180,000. In addition, 2005 expenses include expenses associated with terminating the contracts of current and former executive officers of $1,423,824, reflecting aggregate termination payments of $2,012,331 reduced by deferred and accrued salaries owned to these individuals, all of which were settled and discharged with termination agreements. Included in the expense of the termination agreements were 1,025,000 shares of our common stock valued at $399,750 which we issued to the individuals. We believe the contract termination expenses were a one time expense and will not be repeated in the future. These expenses were partially off-set by approximately $55,000 of lower salary and employee benefit costs.

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

Other Income. Other income during 2005 totaled $1,052,478 from a number of components while in 2004 only interest income of $38,750 was recognized. In 2005, other income included $200,000 received as an earnest money payment related to a proposed merger with another mining company which did not materialize, $330,000 in management fees from GRC, and $520,428 in realized gain on the disposition of GRC shares pursuant to the termination agreements with certain executive officers.

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

Inactive Milling Equipment: The carrying value of inactive milling equipment reflects historic costs, as adjusted for permanent impairment and as a result of various historic joint venture transactions. The Company evaluates the carrying value of inactive milling equipment periodically, or when events or changes in circumstances indicate, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of inactive milling equipment are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Investment in Mining Joint Venture: The Company reflected its 45% interest in Tonkin Springs LLC (“TSLLC”) under the equity method of accounting up to May 12, 2005, the date of withdrawal by Bac Tech Nevada Corporation (“BacTech”) from TSLLC. Since BacTech was responsible for all funding and costs during its participation, BacTech members’ account was credited for its funding and charged for 100% of the results of operations until its withdrawal, and the Company did not reflect expenses from such operations. Subsequent to the withdrawal of BacTech effective May 12, 2005, the Company consolidates the accounts of Tonkin Springs LLC in its consolidated financial statements.

Equity Investments: Investments in the common stock of Gold Resource Corporation (“GRC”), a former affiliate of the Company, were recorded under the equity method of accounting up to the disposition of its interest effective July 28, 2005.

Property Holding Costs: Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred unless proven and probable reserves exist and the property is a commercially minable property. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

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

We do not insure against all risks to which we may be subject in our planned operations.While we currently maintain insurance to insure against general commercial liability claims, our insurance will not cover all of the potential risks associated with our operations. For example, we do not have insurance on the mill at our Tonkin Springs property and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover any resulting liability. We might also become subject to liability for pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

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

A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.Our executive officers and directors, together with our largest shareholder, beneficially own approximately 42% of our common stock as of March 31, 2006. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future.We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

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

/s/ Stark Winter Schenkein & Co., LLP
March 20, 2006
Denver, Colorado

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2005	2004
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	2,745,418	826,197
Write-off of purchase price receivable	182,748	—
Property holding costs	761,081	—
Equity share of subsidiary loss	58,888	—
Realization reserve-stock	168,960	—
Interest	3,011	1,476
Accretion of asset retirement obligation	110,243	—
Depreciation	12,850	4,878
Total costs and expenses	4,043,199	832,551

Operating (loss)	(4,043,199)	(832,551)

OTHER INCOME (EXPENSES):
Earnest money forfeited	200,000	—
Interest income	32,032	38,750
Management fee	330,000	—
Realized gain from disposition of shares	520,428	—
(Loss) on sale of other assets	(29,982)	—
Total other income	1,052,478	38,750

(Loss) before income taxes	(2,990,721)	(793,801)
Provision for income taxes	—	—
Net (loss)	$(2,990,721)	$(793,801)

Basic and diluted per share data:
Net (loss)
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)

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

U.S. GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
Cash flows from operating activities:
Cash paid to suppliers and employees	$(2,630,620)	$(853,033)
Interest received	6,365	56,108
Interest paid	(3,011)	(1,476)
Income taxes paid	—	—
Cash (used in) operating activities	(2,627,266)	(798,401)
Cash flows from investing activities:
BacTech purchase price payments	185,776	318,892
Ernest money payment	200,000	—
Increase to restricted investments securing reclamation	(1,118,733)	—
Capital expenditures	(55,067)	(101,507)
Sale of assets	10,000	—
Cash (used in) provided by investing activities	(778,024)	217,385
Cash flows from financing activities:
Sale of common stock for cash	4,000,000	374,492
Purchase of treasury stock	(248)	(470)
Proceeds from (payments on) installment purchase contracts	8,068	83,990
Cash provided by financing activities	4,007,820	458,012
Increase (decrease) in cash and cash equivalents	602,530	(123,004)
Cash and cash equivalents, beginning of year	74,988	197,992
Cash and cash equivalents, end of year	$677,518	$74,988
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(2,990,721)	$(793,801)
Forfeited earnest monies	(200,000)	—
Items not providing/requiring cash:
Management fee paid with GRC shares	(320,000)	—
Realized gain from GRC shares	(520,428)	—
Equity share of GRC loss	58,888	—
Non-cash portion of employment termination expense	433,400	—
Write-off of BacTech purchase price receivable	182,748	—
Loss on sale of asset	29,982	—
Interest income	(25,667)	—
Stock compensation expense	294,400	43,229
Realization reserve-GRC stock	168,960	—
Accretion of asset retirement obligation-SFAS 143	110,243	—
Depreciation	12,850	4,878
(Increase) decrease in other assets related to operations	22,341	(623)
Increase (decrease) in liabilities related to operations	115,738	(52,084)
Cash (used in) operating activities	$(2,627,266)	$(798,401)
Non-cash financing and investing activities:

Net assets received from BacTech withdrawal from TSLLC	$757,035	$—

Payments pursuant to Employment Termination Agreements with GRC common stock	$612,580	$—

Exercise of stock options utilizing cashless exercise	$—	$24,000

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

Reclassifications:Certain adjustments have been made in the financial statements for the year ended December 31, 2004, to conform to accounting and financial statement presentation for the year ended December 31, 2005. On November 14, 2005, the shareholders of the Company approved an amendment to the articles of incorporation increasing the authorized capital from 35,000,000 shares of $0.10 par value common stock to 250,000,000 shares of no par value common stock. All presentations have been restated to reflect these changes to the capital of the Company.

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

Inactive Milling Equipment: Carrying value of inactive milling equipment reflect historic costs, as adjusted for permanent impairment and as a result of various historic joint venture transactions. The Company evaluates the carrying value of inactive milling equipment periodically, or when events or changes in circumstances indicate, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of inactive milling equipment are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Investment in Mining Joint Venture: The Company reflected its 45% interest in Tonkin Springs LLC (“TSLLC”) under the equity method of accounting up to May 12, 2005, the date of withdrawal by Bac Tech Nevada Corporation (“BacTech”) from TSLLC. Since BacTech was responsible for all funding and costs during their participation, BacTech members’ account was credited for its funding and charged for 100% of the results of operations until their withdrawal, and the Company did not reflect expenses from such operations. Subsequent to the withdrawal of BacTech, effective May 12, 2005, the Company consolidates the accounts of Tonkin Springs LLC in its consolidated financial statements.

Equity Investments: Investments in common stock of Gold Resource Corporation (“GRC”), an affiliate of the Company, were recorded under the equity method of accounting up to the disposition of its interest effective July 28, 2005.

Property Holding Costs: Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred unless proven and probable reserves exist and the property is a commercially minable property. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

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

Revenue Recognition: Revenue from the sale of gold, if any, will be recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured. Gold sales, if any, will be made in accordance with sales contracts where the price is fixed or determinable. Generative exploration program fees, received as part of an agreement whereby a third party agrees to fund a generative exploration program in connection with mineral deposits in areas not previously recognized as containing mineralization in exchange for the right to enter into a joint venture in the future to further explore or develop specifically identified prospects, are recognized as revenue in the period earned.The Company has not generated any income from generative exploration programs.

Other Income Recognition: Gains on the sale of mineral interests, if any, are included in other income and include the excess of the net proceeds from sales over the Company’s net book value in that property. Management contract fees are recognized as revenue earned is determined to be realizable and included in other income.

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

On September 30, 2004, TSLLC filed an updated reclamation cost estimate with the BLM of $2,856,633 related to existing disturbances for Tonkin Springs. On November 5, 2004, BacTech was notified by the BLM of the need to increase the reclamation bond relating to the Tonkin Springs project by $1,118,733. On March 8, 2005, BacTech was notified that TSLLC was not in compliance with this financial obligation. Subsequent to the withdrawal of BacTech, the Companyposted the additional bonding from a portion of the proceeds from the sale of shares of the Company (see Note 3 and 10) and TSLLC is now in compliance with bonding requirements. The Company anticipates completing an updated reclamation cost estimate during the third quarter of 2006 for submission to the BLM by September 30, 2006.

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

The purchase price for BacTech’s 55% equity ownership interest in TSLLC was $1,750,000 of which $1,567,252 was paid through the date of BacTech’s withdrawal. The Company wrote off and expensed the remaining purchase price receivable from BacTech of $182,748 during 2005. BacTech Nevada has reported that it spent approximately $437,875 on property holding and annual lease paymentsin 2005 through the effective date of their withdrawal, May 12, 2005. Such amounts are not included in the Consolidated Statement of Operations for the year ended December 31, 2005, since BacTech was responsible for funding.

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

	Analysis of Stock Options
	2005		2004
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	675,000	$.50-.86	1,367,695	$.16-.86
Granted	1,072,000	$2.09-2.12	—	—

Exercised	—		340,000	$.16
Canceled including through cashless exercise	675,000	$.50-.86	34,286	$.16
Expired	—	—	318,407	$.16
Outstanding and exercisable, end of year	1,072,000	$2.09-2.12	675,000	$.50-.86

Weighted average fair value of Options granted during year	$2,076,180		$—
Weighted average fair value of Options vested during year	$337,476		$—

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

	2005 Net (loss)
	As reported	Pro forma
Net (loss)	$(2,990,721)	$(3,328,197)

	Basic and diluted Net (loss) per share
	As reported	Pro forma
Net (loss)
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

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

15.          Reclassifications:

The accompanying financial statements include certain reclassifications suggested by the staff of the Securities and Exchange Commission. There is no impact of these reclassifications on net comprehensive loss, net loss per share, total current assets, total assets, total current liabilities, total liabilities, or shareholders' equity.

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

The following individuals serve as our officers and directors as of March 31, 2006:

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

The following information summarizes the business experience of each of our officers and directors for at least the last five years preceding March 31, 2006:

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

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2006, there are a total of 33,296,755 shares of our common stock outstanding, our only class of voting securities currently outstanding. The amount of common stock outstanding excludes any shares of common stock issuable upon automatic conversion of the subscription receipts issued in connection with our private placement completed in February 2006. Since a minimum of 8,350,000 additional shares of common stock will be issued upon conversion of the subscription receipts, we have assumed, for purposes of the table below, that those shares are outstanding. Thus, the calculations which follow assume 41,646,755 shares of common stock outstanding. Under certain conditions, an additional 10,020,000 shares may be issued pursuant to the exchange of subscription receipts, exclusive of shares issuable upon exercise of outstanding warrants and options.

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

In calculating the percentage ownership for each shareholder, we assumed that any options or warrants owned by an individual and exercisable within 60 days of March 31, 2006 is exercised, but not the options or warrants owned by any other individual.

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

ITEM 13.               EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

3.1.1                Articles of Incorporation of the Company filed with the Secretary of State of Colorado on June 24, 1979 (incorporated by reference from the Report on Form 10-KSB dated March 27, 1996, Exhibit 3.1 File No. 000-09137)

3.1.2                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on June 22, 1988 (incorporated by reference from Report on Form 10-K dated  March 30, 1988, Exhibit 3.1  File No. 000-9137)

3.1.3                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on July 5, 1988 (incorporated by reference from Report on Form 10-K dated  March 30, 1988,  Exhibit 3.2 File No. 000-9137)

3.1.4                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on December 20, 1991 (incorporated by reference from Report on Form 10-K dated  March 29, 1991,  Exhibit 3.3 File No. 000-9137)

3.1.5                Articles of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Colorado on November 15, 2005 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 3.2.1 File No. 000-9137).

3.2.                  Bylaws of the Company, as Amended June 22, 1988 (incorporated by reference from the Report on Form 10-KSB dated March 27, 1996 Exhibit 3.1 File No. 000-9137)

3.2.1                Amendment to the Bylaws of the Company effective as of October 3, 2005 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 3.1.5 File No. 000-9137).

10.1                 Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.1 File No. 000-9137).

10.2                 First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.2 File No. 000-9137).

10.3                 Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.3 File No. 000-9137).

10.4                 Seventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, executed April 18, 1990 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.4 File No. 000-9137).

10.5                 Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.5 File No. 000-9137).

10.6                 Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.6 File No. 000-9137).

10.7                 Tenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 30, 1993 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.7 File No. 000-9137).

10.8                 Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.8 File No. 000-9137).

10.9                 Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.9 File No. 000-9137).

10.10               Thirteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated February 1, 2003 (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.10 File No. 000-9137).

10.11               Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137) (Incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.11 File No. 000-9137).

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

10.28               Registration Rights Agreement between the Company and GMP Securities L.P. dated February 22, 2006 (incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.28 File No. 000-9137).

10.29               Employment Agreement between the Company and William F. Pass dated March 30, 2006 (incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.29 File No. 000-9137).

21                    Subsidiaries of the Company (incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 21 File No. 000-9137).

31.1                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

32                    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees paid to (or accrued to) our principal accounting firm of Stark Winter Schenkein & Co., LLP in last two years ended December 31, 2005:

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

U.S. GOLD CORPORATION

/s/ Robert R. McEwen
Dated: January 23, 2007	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: January 23, 2007	By: William F. Pass, Vice President, Chief Financial Officer,
Principal Accounting Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert R. McEwen	Chairman of the Board &	January 23, 2007
Robert R. McEwen	Chief Executive Officer

/s/ Ann Carpenter	President, Chief Operating Officer &	January 23, 2007
Ann Carpenter	Director

/s/ Michele L. Ashby	Director	January 23, 2007
Michele L. Ashby

/s/ Leanne M. Baker	Director	January 23, 2007
Leanne M. Baker

/s/ Peter Bojtos	Director	January 23, 2007
Peter Bojtos

/s/ Declan J. Costelloe	Director	January 23, 2007
Declan J. Costelloe