Form 10QSB/A
period 2006-09-30
U S GOLD CORP
filed 2007-01-24
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

U.S. GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado	001-33190	84-0796160
(State or other jurisdiction of	(Commission File	(I.R.S. Employer
incorporation or organization)	Number)	Identification No.)

2201 Kipling Street, Suite 100, Lakewood, Colorado 80215-1545
(Address of principal executive offices)  (Zip code)

Registrant’s telephone number including area code:  (303) 238-1438

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

U.S. GOLD CORPORATION

Explanatory Note : This amendment to Form 10-QSB is being filed to include restated financial statements  for the three and nine month periods ended September 30, 2006. The restatement is being made to reverse the amortization of deferred offering costs during these periods. Except to the extent relating to the restatement of our financial statements, the financial statements and other disclosures in this Form 10-QSB do not reflect any events that have occurred after this Form 10-Q was initially filed on November 14, 2006. This amendment contains the entire report as amended and restated.

U.S. GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited and restated)

ASSETS
Current assets:
Cash and cash equivalents	$60,641,189
Interest receivable	51,369
Prepaid expenses	52,359
Total current assets	60,744,917

Property and equipment, net	592,690
Restrictive time deposits for reclamation bonding	3,102,696

Other assets:
Inactive milling equipment	777,819
Long-lived asset-asset retirement	2,231,036
Other assets	2,125
Total other assets	3,010,980
TOTAL ASSETS	$67,451,283

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,850,333
Installment purchase contracts	24,177
Retirement obligation (reclamation activities)	360,054
Total current liabilities	4,234,564

Installment purchase contracts, long-term	9,260
Retirement obligation	2,769,673
Other permit obligations	72,511
Total liabilities	7,086,008

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 49,996,755 shares issued and outstanding	162,620,797
Accumulated (deficit)	(102,255,522)
Total shareholders’ equity	60,365,275
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$67,451,283

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
REVENUE:
Revenue	$—	$—	$—	$—
Total revenue	—	—	—	—

COSTS AND EXPENSES:
General and administrative	1,302,500	2,008,726	2,751,570	2,456,667
Proposed acquisitions	963,812	—	4,348,190	—
Property holding costs	844,635	367,269	1,626,488	438,511
Exploration costs	3,374,671	—	4,375,095	—
Stock option expense	304,857	—	840,857	—
Write-off of purchase price receivable	—	—	—	182,748
Equity share of GRC loss	—	—	—	58,888
Realization reserve-GRC stock	—	—	—	168,960
Interest	2,439	625	5,880	2,961
Accretion of asset retirement obligation	70,062	47,387	206,051	62,856
Change in value of derivatives	(7,346,580)	—	51,680,304	—
Depreciation	22,418	1,914	35,012	11,565
Total costs and expenses	(461,186)	2,425,921	65,869,447	3,383,156

Operating income (loss)	461,186	(2,425,921)	(65,869,447)	(3,383,156)

OTHER INCOME (EXPENSES):
Earnest money payment	—	—	—	200,000
Interest income	1,395,647	8,971	1,884,025	17,155
Management fee	—	—	—	330,000
Realized gain from GRC shares	—	520,428	—	520,428
Loss on sale of assets	—	(17,948)	—	(29,982)
Total other income	1,395,647	511,451	1,884,025	1,037,601

Income (loss) before income taxes	1,856,833	(1,914,470)	(63,985,422)	(2,345,555)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,856,833	$(1,914,470)	$(63,985,422)	$(2,345,555)

Basic and diluted per share data:

Net income (loss):
Basic	$0.04	$(0.07)	$(1.76)	$(0.10)
Diluted	$0.03	$(0.07)	$(1.76)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited and restated)

	2006	2005
	(Restated)
Cash flows from operating activities:
Cash paid to suppliers and employees	$(10,377,078)	$(1,987,788)
Interest received	1,858,323	2,371
Interest paid	(5,880)	(2,961)
Income taxes paid	—	—
Cash (used in) operating activities	(8,524,635)	(1,988,378)

Cash flows from investing activities:
Ernest money payment	—	200,000
Capital expenditures	(577,505)	—
Increase to bonding securing reclamation	(150,000)	(1,118,733)
BacTech Nevada purchase price payments	—	185,776
Cash (used in) investing activities	(727,505)	(732,957)

Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	69,295,760	—
Sale of stock for cash	—	4,000,000
Sale of assets for cash	—	10,000
Purchase of treasury stock	—	(80)
Payments on installment purchase contracts	(79,949)	(13,050)
Cash provided by financing activities	69,215,811	3,996,870

Increase in cash and cash equivalents	59,963,671	1,275,535
Cash and cash equivalents, beginning of period	677,518	74,988
Cash and cash equivalents, end of period	$60,641,189	$1,350,523

Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(63,985,422)	$(2,345,555)
Forfeited earnest monies	—	(200,000)
Items not requiring (providing) cash:
Write-off of BacTech purchase price receivable	—	182,748
Management fee paid with GRC shares	—	(320,000)
Realized gain from GRC shares	—	(520,428)
Equity share of GRC loss	—	58,888
Loss on sale of assets	—	29,982
Change in interest receivable	(25,702)	(14,784)
Non-cash portion of termination payments	—	423,824
Stock option expense	840,857	294,400
Realization reserve-GRC stock	—	168,960
Accretion of asset retirement obligation	206,051	62,856
Change in value of derivative	51,680,304	—
Depreciation and amortization	35,012	11,565
Decrease in other assets related to operations	59,246	1,308
Increase in liabilities related to operations	2,665,019	177,858

Cash (used in) operating activities	$(8,524,635)	$(1,988,378)

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB/A, for the year ended December 31, 2005.

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

10.          Restatement

The consolidated unaudited statements of operations for the three and nine months ended September 30, 2006, have been restated to reverse the amortization expense related to offering costs related to the financing completed February 22, 2006 (see Note 5).  Related to the same issue, the consolidated unaudited balance sheet at September 30, 2006 has been restated to reverse the expense associated the the amortization expense related to the offering costs and the resultant change to capital stock since the adjusted offering costs were reclassified to capital stock.  The Company initially amortized the offering costs until the subscription receipts were converted into common stock and warrants, effective August 10, 2005, when the balance of offering costs were charged against the gross proceeds of the offering.  As specific costs directly attributable to a proposed or actual offering of securities are to be deferred and charged against the gross proceeds of the offering, the total of offering costs should have been deferred without amotization and charged to capital stock with the conversion of the subscription receipts. These restatements had the impact of increasing the net income for the three months ended September 30, 2006 by $57,123 and reducing the net loss for the nine months ended September 30, 2006 by $285,189.

The following table of summarized unaudited consolidated balance sheet of the Company as of September 30, 2006 and summarized unaudited consolidated statements of operations for the three and nine months then ended, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet- September 30, 2006, Unaudited	As Reported	Adjustments	As Restated
Common stock	$162,905,986	$(285,189)	$162,620,797
Accumulated (deficit)	(102,540,711)	285,189	(102,255,522)

Summarized Consolidated Statement of Operations- Three months ended September 30, 2006, Unaudited	As Reported	Adjustments	As Restated
Amortization of offering costs	$57,123	$(57,123)	$—
Total costs and expenses	(404,063)	57,123	(461,186)
Income before income taxes	1,799,710	57,123	1,856,833
Net income	$1,799,710	$57,123	$1,856,833
Basic and diluted net income per share data:
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.03 (restated)	$(0.00)	$0.03

Summarized Consolidated Statement of Operations - Nine months ended September 30, 2006, Unaudited	As Reported	Adjustments	As Restated
Amortization of offering costs	$285,189	$(285,189)	$—
Total costs and expenses	66,154,636	(285,189)	65,869,447
(Loss) before income taxes	(64,270,611)	285,189	(63,985,422)
Net (loss)	$(64,270,611)	$285,189	$(63,985,422)
Basic and diluted net (loss) per share data:
Basic	$(1.77)	$0.01	$(1.76)
Diluted	$(1.77)	$0.01	$(1.76)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at September 30, 2006 and compares it to our financial condition at December 31, 2005. The discussion also summarizes the results of our operations for the three and nine month periods ended September 30, 2006 and compares those results to the three and nine month periods ended September 30, 2005.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB/A for the year ended December 31, 2005.

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

The Company has decided to pursue the proposed acquisitions for several reasons, including increasing property available for exploration, gaining access to technical data about the property and obtaining additional, qualified personnel.  An increase in the property available for exploration, we believe, increases the likelihood of finding commercial amounts of gold and other precious metals.   This belief is premised partly on the technical data and qualified personnel that we believe we will obtain if one or more of the acquisitions is successful.  We also believe that it would be more efficient to operate all of the combined properties under a consolidated management team, with concurrent reductions in anticipated administrative expenses.  We believe that pursuing the proposed acquisitions gives us an opportunity to pursue these objectives in a more efficient, cost effective manner than through other means such as individually-negotiated asset acquisitions.

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

Cash used in investing activities for the first nine months of 2006 was $727,505 compared to $732,957 of cash used in 2005, primarily reflecting capital expenditures in 2006 at Tonkin Springs while 2005 reflected the posting of $1,118,733 reclamation bonding offset in part by purchase price payments from BacTech offset in part by $200,000 in ernest money payment related to a proposed merger with another mining company, which did not materialize.  Cash flows provided by financing activities in the first nine months of 2006 increased to $69,215,811 from $3,996,870 in 2005, primarily reflecting net proceeds from the Private Placement of $69,295,760, compared to 2005 which primarily reflected the $4,000,000 sale of stock to our largest shareholder.

Results of Operations

Nine months ended September 30, 2006.   For the nine months ended September 30, 2006, we recorded a net loss of $(63,985,422), or $(1.76) per share, compared to a loss for the corresponding period of 2005 of $(2,345,555) or $(.10) per share.  The substantial increase in net loss from the nine month period of 2005 to the comparable period of 2006 is attributable to Derivative Instrument expense (a non-cash expense) of $51,680,304, an increase in general and administrative expenses of $294,903, expenses of proposed acquisitions of $4,348,190, exploration expense of $4,375,095, property holding costs of $1,626,488, and stock option expense of $840,857, offset, in part, by 2005 expenses related to employment termination agreements of $1,423,824 and stock compensation expenses of $294,400.

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

General and administrative expense for the nine months ended September 30, 2006 increased $294,903 compared to the same period of 2005, primarily reflecting approximately $667,000 of higher legal fees related to increased corporate activities, approximately $655,000 in increased costs related to shareholder communications and investor relations programs, and approximately $510,000 in costs of the Toronto office with no comparable costs in 2005. In addition, in 2005, stock compensation expense of $294,400 and $1,423,824 of contract termination expense with current and former executive officers were recorded, with no comparable costs in 2005.

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

Interest income for the nine months ended September 30, 2006, our only source of other income, was $1,884,025, reflecting earnings on the proceeds from the Private Placement as well as interest on restricted time deposits for reclamation bonding.

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

Three months ended September 30, 2006.  For the three months ended September 30, 2006, we recorded net income of $1,856,833, or $0.04 per share, compared to a net loss for the corresponding period of 2005 of $(1,914,470) or $(.07) per share.  The substantial improvement in operating results for the three months ended September 30, 2006 from the comparable period of 2005 is attributable to $7,346,580 positive change in value of Derivative Instrument liability, and by a decrease of $706,226 in general and administrative expenses, offset by $963,812 of costs related to the proposed acquisitions, $3,374,671 of exploration expense, $477,366 in property holding costs and $304,857 in stock option expense. General and administrative expense for the 2005 period included $1,423,824 in severance payments and $238,000 of stock compensation expense with no similar costs in 2006.

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

U.S. GOLD CORPORATION

/s/ Robert R. McEwen
Dated: January 23, 2007	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: January 23, 2007	By: William F. Pass, Vice President and
Chief Financial Officer