Form 10KSB
period 2006-12-31
U S GOLD CORP
filed 2007-03-30
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33190

US GOLD CORPORATION
(Name of small business issuer in its charter)

Colorado	84-0796160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 South Union, Suite 565, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

(303) 238-1438
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	American Stock Exchange
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

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

State issuer’s revenues for its most recent fiscal year: $0.

The aggregate market value (at the last trade price of $4.20 per share on March 22, 2007) of the Common Stock of US Gold Corporation held by non-affiliates as of March 22, 2007 was approximately $107,592,811. As of March 22, 2007, there were 50,058,755 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The Definitive Proxy Statement for the next annual meeting of shareholders is incorporated by reference herein into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒.

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

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS.

Background

US Gold Corporation (“US Gold,” “we,” “us,” or the “Company”) is engaged in the exploration for gold and other precious metals. We hold a 100% interest in the Tonkin property in Eureka County, Nevada, subject to paramount title in the United States. This property consists of approximately 44 square miles of unpatented lode mining claims and millsite claims located on the Battle Mountain-Eureka Trend, also known as the Cortez Trend, approximately 45 miles northwest of the town of Eureka in north-central Nevada. We are presently in the exploration stage at the Tonkin property. We have not generated revenue from mining operations since 1990.

We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation.

Our principal executive offices are located at 165 South Union, Suite 565, Lakewood, Colorado, 80228 and our telephone number is (303) 238-1438.  Our website is www.usgold.com.  Our common stock is listed on the American Stock Exchange, or the AMEX and on the Toronto Stock Exchange, or the TSX , each under the symbol “UXG.”

We own our property and operate our business through several subsidiary companies, each of which is owned directly or indirectly entirely by us.  All references to US Gold in this report include our subsidiaries as the circumstances require.

Recent Events

Acquisitions.   On March 5, 2006, we announced our intention to acquire four Canadian companies with properties in the Battle Mountain-Eureka Trend in Nevada.  These companies, White Knight Resources Ltd. (“White Knight”), Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone Resources”), and Coral Gold Resources Ltd. (“Coral Gold”), have mineral properties that are adjacent to or near our Tonkin property.  During the remainder of 2006 and into 2007, we endeavored to satisfy certain regulatory requirements related to those proposed acquisitions.

On January 18, 2007, we decided not to pursue an offer for Coral Gold in view of certain of these regulatory requirements that would need to be satisfied by Coral Gold prior to commencement of a formal tender offer.  This decision was based upon our concern, after consultation with our advisors, that the possible undue delay and expense arising from the satisfaction of those regulatory requirements could jeopardize the strategic offers for White Knight, Nevada Pacific and Tone Resources.  In the future, we may, in our sole discretion, re-evaluate our intention to acquire Coral Gold.

On February 12, 2007, we commenced formal offers to acquire all the outstanding shares of White Knight, Nevada Pacific and Tone Resources (the “Target Companies”) and mailed our offering circulars or prospectuses and related documents to shareholders of the three Target Companies.  These offers expired on March 23, 2007.

Pursuant to the terms of the offers, US Gold and our wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), offered to purchase all outstanding common shares of each of the Target Companies for the following consideration:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone Resources; and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

On March 23, 2007, following expiration of the offers, we notified the depository to accept for payment all the common shares of the Target Companies that had been validly tendered and not withdrawn.  The following information summarizes the number of shares tendered to the offers:

	Number of Common Shares Tendered	Percentage of Outstanding Common Shares
White Knight Resources	55,752,661	93.7%
Nevada Pacific Gold	59,278,256	83.5%
Tone Resources	18,806,726	89.4%

As a result of the common shares tendered to the offers, we anticipate issuing 38,037,179 exchangeable shares of Canadian Exchange Co. to the former shareholders of the Target Companies.  The exchangeable shares will be structured to provide the holders the same voting and economic rights as the holders of our common stock and are being issued in an effort to provide more favorable tax treatment to the shareholders of the Target Companies.  The exchangeable shares will be convertible at the option of the holder into shares of our common stock on a one-for-one basis.  The exchangeable shares have been conditionally approved for listing on the Toronto Stock Exchange.

Special Meeting of Shareholders.   We held a special meeting of our shareholders on March 15, 2007 to approve amendments to our articles of incorporation and the issuance of the exchangeable shares and our common stock in connection with the offers.  The amendments to our articles of incorporation are designed to, among other things, enable us to issue the exchangeable shares in connection with the offers.  At that meeting, our shareholders approved the amendments to our articles of incorporation and approved the issuance of the exchangeable shares and our common stock in connection with each of the offers.

Reasons for the Proposed Acquisitions.   We believe that the Target Companies are desirable because each of them is exploring in the Cortez Trend in Nevada and owns and operates exploration properties that are adjacent to or near our Tonkin property and because the acquisition of any or all of them would result in US Gold having a larger land position within the Cortez Trend. In addition, we believe that combining US Gold’s resources with one or more of the Target Companies would result in:

•         A larger land position within the Cortez Trend and a larger exploration program.  As a result of the acquisitions, it is anticipated that US Gold’s land position on the Cortez Trend will increase by approximately 240% to approximately 150 square miles. Over 2006 and 2007, we have planned 400,000 feet of exploration drilling on our Tonkin property at a cost of $30 million. Following completion of the offers, we intend to evaluate the properties of Nevada Pacific, Tone Resources and/or White Knight and integrate the results into our own exploration program.

•         A stronger cash position and reduced costs.  On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts, with gross proceeds to us of $75,150,000. As a result, we believe we have one of the strongest cash positions of the intermediate exploration companies currently exploring for gold in Nevada. Upon completion of the offers, we will have access to any additional cash resources of the Target Companies acquired. Due to the strategic locations in Nevada of the assets of each of Nevada Pacific, Tone Resources and White Knight and the elimination of redundant fees and costs, we expect that US Gold would realize lower total costs than if each company were to remain a separate entity.

•         Enhanced trading liquidity and better market focus.  We expect that the completion of the offers will result in increased market capitalization and trading liquidity of the combined company, resulting in better market focus. Because of the increased market capitalization and liquidity of the combined company, we expect that the combined company will have greater access to equity and debt capital markets than US Gold alone, and greater appeal to institutional investors. We expect that the enhanced access to the equity and debt capital markets resulting from completion of the offers will provide us greater flexibility to execute our business plan under various financial market conditions.

•         Additional technical expertise.  We believe that one or more of the Target Companies has quality employees with good technical expertise. We hope to retain at least some of these key employees following the completion of the offers to assist in our business and operations going forward.

We intend to take appropriate actions to optimize and rationalize the combined entities’ assets, operations, management, personnel and administrative function and strive to become the premier exploration company in Nevada. For additional information about our plans with regard to the Target Companies, see Item 6, “Management’s Discussion and Analysis or Plan of Operation- Plan of Operation.”

About the Target Companies.   We have not had complete access to the non-public books and records of any of the Target Companies.  We have obtained the information about each Target Company contained in this report from the respective Target Company and publicly available sources.  White Knight files information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. In addition, each of the Target Companies files audited annual financial statements, unaudited interim financial statements, management’s discussion and analysis, proxy statements or information circulars and other information with the Canadian Securities Administrators on the System for Electronic Document Analysis and Retrieval, or SEDAR.

Nevada Pacific

Nevada Pacific owns an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, ten properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including portions of two significant gold producing regions: the Battle Mountain/Eureka Trend/Cortez Trend and the Carlin Trend.

Nevada Pacific was incorporated on March 11, 1997 under the Company Act (British Columbia). Nevada Pacific’s registered office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H4 and its head office is located at Suite 750, 625 Howe Street, Vancouver, British Columbia, Canada V6C 2T6. Nevada Pacific is a reporting issuer in the provinces of British Columbia and Alberta and files its continuous disclosure documents with the securities regulatory authorities in those provinces. These documents are available without charge on SEDAR, at www.sedar.com. Nevada Pacific’s common shares are listed on the Toronto Stock Venture Exchange (TSX-V) under the symbol “NPG.”

Tone Resources

Tone Resources is an exploration stage company engaged in the acquisition and exploration of mineral properties primarily located on the major gold trends in the north-central region of Nevada. Tone Resources’ activities are focused on gold and Tone Resources controls substantially all mineral interests in eight properties in Elko, Eureka, Lander, and Pershing counties in Nevada. All of Tone Resources’ properties are located near infrastructure facilities of currently producing gold mines.

Tone Resources’ mineral properties were acquired from KM Exploration Ltd., a private company with a common director, or were staked by that director. The properties are subject to a royalty of 1 per cent of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4 per cent of net smelter returns.

Tone Resources was incorporated on October 31, 2001 in the Yukon Territory and was continued to British Columbia from the Yukon Territory on March 1, 2005. The address of its principal executive offices are 3374 West 19th Avenue, Vancouver, British Columbia, Canada, V6S 1C2. Its registered and records office is located at 10th Floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. Tone Resources is a reporting issuer in British Columbia, Alberta, Ontario and the Yukon Territory and files its continuous disclosure documents with the securities regulatory authorities in those provinces. These documents are available without charge on SEDAR, at www.sedar.com. Tone Resources’ common shares trade on the TSX-V under the symbol “TNS”.

White Knight

White Knight is an exploration company active in identifying and generating new mineral prospects. White Knight has been exploring for gold deposits in Nevada since 1993 and currently controls the second largest land holding in the Cortez Trend. Its portfolio includes 18 properties (over 68,000 acres), 15 of which are located in the Cortez Trend. Five are joint ventures subject to earn-in agreements with the remainder held 100% by White Knight (with White Knight having a net ownership position of between 46,000 and 50,000 acres).

White Knight was incorporated on December 18, 1986 under the Company Act (British Columbia). White Knight completed a mandatory transition to the Business Corporations Act (British Columbia) on December 21, 2005. White Knight’s registered office is located at Suite 3350, 1055 Dunsmuir Street, Vancouver, British Columbia, Canada V7X 1L2 and its head office is located at 922, 510 West Hastings Street, Vancouver, British Columbia, Canada V6B 1L8. White Knight is a reporting issuer in the provinces of British Columbia and Alberta and files its continuous disclosure documents with the securities regulatory authorities in those provinces. These documents are available without charge on SEDAR, at www.sedar.com.  White Knight also files reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  The reports are available on the SEC’s website at www.sec.gov.  White Knight’s common shares are listed on the TSX-V under the symbol “WKR.”

Completing the Proposed Acquisitions.   Following the completion of the offers, we plan to acquire any common shares of each of the Target Companies not purchased pursuant to the offers through a statutory plan of arrangement (similar to a merger in the United States) or similar transaction under Canadian law providing for a mandatory exchange of all remaining outstanding common shares of the Target Companies for additional exchangeable shares of Canadian Exchange Co., which we expect we will structure so that warrants to purchase the Target Company’s common shares would be exchanged for warrants to purchase exchangeable shares of Canadian Exchange Co. at the same exchange rate offered in the offers and we or Canadian Exchange Co. would assume or adopt the Target Company stock option plan.

Tonkin Project

The Tonkin property is a gold mining property in which we hold a 100% interest and which most recently produced gold in 1990. The property has been the focus of mineral exploration for approximately 26 years, since the early 1980s. We are currently focusing on property-wide exploration of mineral resources at Tonkin.

The Tonkin property is located on lands administered by the United States Department of Interior, Bureau of Land Management (BLM), Battle Mountain Field Office, in Nevada. Currently, the property is comprised of a total of 1,445 unpatented mining and 33 millsite claims encompassing approximately 44 square miles. Of the 1,478 claims comprising the Tonkin property, 358 are leased from unaffiliated third parties. Our property extends approximately 12 linear miles along the central Battle Mountain-Eureka Trend, located in north-central Nevada.

In December 2005, we retained Micon International Limited (Micon) to compile a technical report for the Tonkin property. This report provides a technical summary of the then-existing exploration and development activities and results, and the mineral potential of the Tonkin property. This report was prepared in accordance with the standards of National Instrument 43-101- Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators. Those standards are different than those prescribed by rules of the

SEC. The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralization. We have not received a feasibility study with regard to our Tonkin property. See Item 2, “DESCRIPTION OF PROPERTIES,” for additional information regarding our Tonkin property.

We are presently in the exploration stage for gold at the Tonkin property where we have an estimate of mineralized material of 29.7 million tons with average grade of 0.043 ounce of gold per ton. These mineral resource estimates are based on resource models that were constructed by Ore Reserves Engineering in 1996, with revision to the O-15 model in 2001 to incorporate new drilling data in that deposit. The mineral envelopes were drawn for the 1996 and 2001 resource models to restrict interpolation within areas that could be classified as at least an indicated resource. The cut-off used in the estimate was 0.012 ounces per ton of gold for oxides and 0.018 ounces per ton of gold for sulfides. These cut-offs are slightly higher than internal cut-offs assuming a price of $400 per ounce of gold, a recovery rate of 70% and costs of $2.00 per ton for processing of oxides and a recovery rate of 75% and costs of $4.50 per ton for processing of sulfides. The breakeven cut-off for oxides is 0.015 ounces of gold per ton, which will pay for $1.15 per ton mining costs, $1.13 per ton engineering costs, general and administrative expenses and processing costs. The breakeven cut-off for sulfides is 0.030 ounces of gold per ton, which will pay for $1.15 per ton mining costs, $3.36 per ton engineering, general and administrative expenses, and processing costs. Micon believes that these figures demonstrate that the mineralization has reasonable prospects for economic extraction.

In preparing this estimate, Micon has reviewed and analyzed data provided by US Gold and previous operators of the mine, and has drawn its own conclusions therefrom, augmented by its direct field examination. Micon used all reasonable diligence in checking, confirming and validating the data. However, Micon has not carried out any independent exploration or drilling work, or carried out any sampling and assaying. The metallurgical, geological, mineralization and exploration technique and results descriptions used in this report are taken from previous reports prepared by us and Micon.

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

General Government Regulations

Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Tonkin property: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

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

Employees

As of March 22, 2007, we had 14 paid employees, two of whom serve as our executive officers. These executive officers devote a majority of their business time to our affairs. Robert R. McEwen also serves as our Chief Executive Officer, presently in an unpaid capacity. He does not devote 100% of his business time to our affairs. We also engage independent contractors in connection with the exploration of our mining property such as contractors, drillers, geophysicists and geologists.

ITEM 2.                  DESCRIPTION OF PROPERTIES

Our Tonkin Property

Location and Access. The Tonkin property is located on the eastern slope of the Northern Simpson Park Mountains in central Nevada at an elevation of between approximately 6,700 feet and 7,600 feet above sea level. The property is located in the central portion of the northwest trending Battle Mountain-Eureka Trend.  The topography varies from flat to moderately steep. The property area is approximately 45 miles northwest of Eureka, Nevada in Eureka County and is accessed by two county roads from Nevada State Road 278. The county gravel roads to the site are maintained by Eureka County and are periodically graded as required to provide year-round access. Below is a general location map of the Tonkin property.

The Battle Mountain-Eureka Trend, as it is currently defined, extends from near Winnemucca to the north, southeast to south of Eureka. Within this trend is the locally named “Cortez Trend.” The Battle Mountain-Eureka Trend is west of and subparallel to the Carlin Trend, and both are host to a large number of producing gold mines and other prospects.

The Tonkin property is approximately 48 miles by road, northwest from Eureka (County population approximately 1,600), 85 miles by road southwest from Elko (population approximately 18,000) and 245 miles by road east from Reno (population approximately 200,000). The nearest airport is located in Elko.

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

Improvements.  The Tonkin property includes a mine site of approximately 165 acres, several small open pits, stockpile areas and some established infrastructure. Remnants of an oxide heap leach operation from the 1980s include the pits and the stockpile areas. In 1988 and 1989, an integrated carbon-in-leach bacterial oxidation plant was built. The plant and associated infrastructure was decommissioned and mothballed in June 1990, but apart from the SAG mill, which has been removed, it is complete and we believe it is in relatively good condition. As we move closer to a decision whether to commence production at Tonkin, we will evaluate the utility of the plant. Other existing improvements include access roads to different portions of the property.

The following map illustrates the general outline of the Tonkin property, and certain functional areas of that property:

US•GOLD
Reno
80
Elko
Las Vegas
Rooster Area
Middle Area
South Area
KYS CLAIMS
CONTINUE SOUTH

N
S
0 1 2
Miles
0 1 2 3
Kilometers

Mineralized Resource Areas
Exploration Targets
US Gold Property

US•GOLD

TONKIN PROJECT
Eureka County, Nevada

Figure 4
Mine Corridor Targets

Date: 3/23/2007
File: Mine corridor target areas.mxd
Drawn by: G. Heston

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

History of Operations.  We obtained the first of the claims which now comprise the Tonkin property in 1985. Between 1985 and 1988, approximately 26,000 ounces of gold were produced from the heap leach operation from about 871,000 tons of ore.

In 1988 and 1989, we constructed a mill with the proceeds of a debt financing. In 1989, oxide ore from the “Rooster” deposit was processed through the mill, producing 1,753 ounces of gold. In 1990, using bio-oxidation and the carbon-in-leach circuits of the mill, 2,735 ounces of gold were produced from approximately 70,000 tons of sulfide ore mined from the property. To date, a total of approximately 30,517 ounces of gold has been produced at the Tonkin property.

We have had a series of joint venture partners at the Tonkin property. In 1991, Homestake Mining Company (Homestake), through its subsidiaries Homestake Nevada Corporation and Denay Creek Gold Mining Company (Denay), purchased 51% of the project and created the Tonkin Springs Venture Limited Partnership, a partnership organized under the laws of the State of Nevada (TSVLP). TSVLP completed data compilation, geologic mapping, rock and soil sampling, geophysical surveying and drilled 85,949 feet of reverse circulation core and mud rotary. In 1992, Homestake terminated the agreement, leaving 100% ownership of TSVLP to us.

In 1993, we sold an undivided 60% interest in the Tonkin property to Gold Capital Corporation (Gold Capital), a newly-formed Colorado corporation, and established a mining joint venture. Gold Capital was unable to obtain necessary financing to maintain and explore the property and was acquired by Globex Mining Enterprises Inc. (Globex) in 1997. In 1999, Globex terminated its agreement with us.

In 1999, Sudbury Contact Mines Limited (Sudbury), a subsidiary of Agnico-Eagle Mines Limited (Agnico), purchased Gold Capital’s 60% undivided interest in the Tonkin property. Together with Sudbury, we contributed all of the Tonkin property to Tonkin Springs Limited Liability Company (TSLLC), a Delaware limited liability company. Sudbury held a 60% managing interest in TSLLC. Between 1999 and 2001, Sudbury completed data compilation, chemical sampling and drilling on the project. In 2001, Sudbury withdrew from TSLLC, leaving us 100% ownership of TSLLC.

In 2003, BacTech Mining Corporation (formerly, BacTech Enviromet Corporation), through its subsidiary, BacTech Nevada Corporation (BacTech), obtained a 55% interest in TSLLC. BacTech conducted a number of surveys, including commissioning a technical report from Micon. A technical report entitled “A Review of the Tonkin Property, Eureka County, Nevada, USA” was issued to BacTech in August 2003. Micon also completed a feasibility study and supporting technical report for BacTech in May 2004. BacTech withdrew from TSLLC in April 2005 due to a lack of working capital, returning 100% ownership of TSLLC to us. We assumed management of the property in May 2005.

Other than our past arrangements with Gold Capital and BacTech, which we believe were terminated due to a lack of working capital by those entities, we are unable to definitively state why the other partners terminated their relationship with us. Larger mining companies like Homestake and Agnico have budgets and exploration philosophies that dictate the projects they pursue and to which we were not privy.

A significant amount of exploration work has been conducted over the years at the Tonkin property, historically focusing mainly on near-surface oxide and later sufilde mineralization. The result of these various exploration programs is a database of drill holes generally clustered in the mine corridor.  In order to supplement this database, we initiated a comprehensive exploration program in 2006, discussed in more detail below.

A total of 2,797 drill holes have been completed at the Tonkin property between 1966 and 2004. The total length drilled was 168,970 meters (554,222 feet), and the average length per hole drilled was 60.4 meters (198 feet). Most of our former joint venture partners were focused on defining shallow mineralization with the potential for immediate production of gold and silver from known mineralization and did not conduct significant exploration on the Tonkin property. Two companies, Denay (Homestake) and Sudbury (Agnico), focused on testing deeper styles of mineralization, although each of these two drilling campaigns did not test the property to significant depths. Denay completed 86 exploration drill holes during 1991 and 1992 at a cost of approximately $2.5 million. The average depth of these 86 holes is just under 300 feet. Sudbury completed 107 exploration drill holes during 1999 through October 2001, and the average depth of these holes is just under 600 feet. The most recent drilling prior to our current exploration efforts was completed by BacTech, with 29 holes drilled during 2003 and 2004, mainly as part of their feasibility studies, targeting resource confirmation and metallurgical testing. The average depth of this drilling is approximately 270 feet.

The following table summarizes drilling activities at the Tonkin property from 1966 to 2004:

Summary of Drilling at Tonkin

Period	Company	No. of Holes	Total Length		No. of Intervals	No. of Assays	Drilling Type
			(metres)	(feet)
1966-67	Homestake Mining Company	10	655	2,147	850	419	Rotary
1970-71	American Selco (Amselco)	4	316	1,035	410	204	Rotary
1974-75	Chevron Resources	20	1,480	4,854	1,922	951	Rotary
1976	Placer Amex	19	1,601	5,250	1,519	769	Rotary
1978-79	Earth Resources	15	1,087	3,565	699	339	Rotary
1980	Freeport Exploration	34	2,971	9,745	3,864	1,910	Rotary
1981-84	Precambrian Exploration	421	32,227	105,705	41,861	21,104	Rotary
1985-89	US Gold	1,976	97,805	320,802	125,389	61,823	Rotary & Core
1991-92	Homestake Mining Company (Denay)	86	7,723	25,332	83,088	17,644	Rotary & Core
1995-98	Gold Capital Corporation	76	1,339	4,392	14,405	2,344	Rotary & Core
1999-2001	Agnico-Eagle/Sudbury Contact	107	19,381	63,570	15,018	7,308	Rotary & Core
2003-04	BacTech	29	2,386	7,825	1,565	189	Rotary & Core
	Total	2,797	168,970	554,222	290,590	115,004

2006 Exploration Program.

In light of the recent discoveries on the Cortez Trend and the new interpretations of the geologic setting and host rocks, the Tonkin property is being re-evaluated by us in an exploration program that commenced during 2006.  This program was initiated as an integrated, comprehensive effort to test the stratigraphic, structural and geologic setting of the property, and includes mapping, geochemical sampling, geophysical surveys, remote sensing, drilling and evaluation in a variety of disciplines.  The program commenced in March 2006 and is designed to continue into 2008.  Drilling commenced in June 2006 and continues into 2007.

A key objective of the 2006 exploration program was to initially focus exploration efforts in areas with mineralized material to better understand the controls for the previously identified mineralized material.  Additionally, and armed with this new understanding, property-wide evaluations were completed leading to new target definition property-wide.

The US Gold drilling program during 2006 focused primarily on the Mine Corridor as well as targets to the west of the Middle Area and north of Rooster. A total of 44 holes were completed in 2006, with 7 holes still in progress at year end. A total of 60,253 feet was drilled and six core rigs and 2 reverse circulation drill rigs were on site at year end.

Drilling confirmed known mineralization in all areas of the Mine Corridor. As well, new drilling has encountered gold mineralization outside of the previously identified resource areas north of the Rooster Area, and in the Middle Area.  Additionally, mineralization was discovered between previously defined resource envelopes in the Southern Area.  New mineralization was also discovered beneath previous drilling in this area.

Additional drill targets have been identified, and are intended to be drilled in 2007, weather and permitting dependent.

The following map illustrates drill hole activity on the Tonkin property, showing holes drilled in 2006 and historical drilling greater than 500 feet:

Elko
Reno
80
US GOLD
Las Vegas
KYS CLAIMS
CONTINUE SOUTH
N
S
0
1
2
Miles
0
1
2
3
Kilometers
2006 Drill Holes
Historic Drill Holes > 500ft
US Gold Property
US GOLD
TONKIN PROJECT
Eureka County, Nevada
Figure 4
2006 & Historic Drill Holes > 500 feet
Date: 2/2/2007
Drawn by: GSH

The following table summarizes the drilling activity on the Tonkin property during the year ended December 31, 2006 in more detail:

2006 Drilling Summary

Total Footage:	60,253 ft, including holes in progress
56,741 ft representing holes completed
Number of holes:	51 holes, completed and in progress
44 holes completed
7 Holes in progress
Reverse Circulation (RC) drilling	11 holes completed
Core drilling	23 holes completed
RC Pre-collar drilling	10 holes; deeper core drilling planned for winter drilling
Holes abandoned:	5 holes — three due to bad drilling conditions; 2 holes due to too much water
Monitoring wells:	3 completed

US Gold spent or accrued approximately $9.2 million in exploration at Tonkin during 2006.

Proposed 2007 Exploration Program

The proposed 2007 exploration program at Tonkin is budgeted for approximately $20 million, dependent upon obtaining required permits and availability of drill rigs.  The 2007 exploration program is proposed to include:

•                  A continuation of the integrated, multi-disciplined program commenced in 2006, consisting of detailed mapping, sampling, and geophysics with the intention to evaluate the entire property.  We intend to complete detailed mapping over the Mine Corridor and extend into the outside area.  Additional soil samples will be collected to define drill targets and finish property wide coverage. Additional geophysical surveys including ground magnetics, gravity, MT, seismic and limited IP/resistivity will be conducted to further refine drill targeting.

•                  Within the Mine Corridor, core and rotary drilling will be utilized to test the new targets developed during the 2006 program, to test the expansion of the current resource envelopes and test for higher grade feeders. Emphasis in the Mine Corridor area will be placed on resource additions and ore body extensions. Targets outside the immediate Mine Corridor will be tested and evaluated for Carlin-style and specifically Cortez Hills-style mineralization.

•                  Several targets outside the Mine Corridor are drill-ready.  Additional targets require limited surface, geochemical, and/or geophysical drill target definition to be elevated to drill readiness. Approximately 100,000 feet of drilling is planned at Tonkin in 2007.

Claims.

Currently, the Tonkin property consists of a total of 1,445 unpatented lode mining and 33 millsite claims encompassing approximately 44 square miles. Of that amount, 358 unpatented lode mining claims are leased from unaffiliated third parties pursuant to mining leases, with the remainder owned by us. The claims are contiguous, with the exception of four claims where a trailer park is located and a new claim block to the south which we acquired in 2006, as well as some claims within the project boundary that we no longer own or lease. Obligations that must be met to retain the property include annual claim maintenance fees to the BLM of $125 per claim per year and additional fees to Eureka County of $8.50 per claim per year (2006 assessment year fee rate). Rates may change over time. Other obligations include obtaining and maintaining all necessary regulatory permits and any mining lease requirements, such as lease and option payments to claim owners. The rights to the unpatented lode claims and millsites continue on an annual basis so long as the obligations are met to maintain the validity of the claims. As the owner or lessee of the claims, we are allowed to explore, develop and mine the property, subject to procurement of required operating permits and approvals, compliance with applicable federal, state and local laws, regulations and ordinances.

Of the 1,445 unpatented lode mining claims that comprise the Tonkin property, 348 claims cover the lease at the area of the property called Tonkin North, and are owned by unaffiliated parties. The term of this lease expires January 1, 2009 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. The Tonkin North lease requires payment of an annual advance royalty in the amount of $150,000, or the value of 455 ounces of gold, whichever is greater, due in January of each year. The lease also requires production royalties of 5% of the gross sale price of gold or silver but provides for recapture of annual advance royalties previously paid. The existing balance of the advance royalties, after recognition of the January 2007 payment, is approximately $3.51 million, meaning that we would not be required to pay any additional production royalties until we produced approximately $70.2 million of gross revenue from the leased claims. Certain of the claims which are included in the Tonkin North lease are also subject to a 1% net smelter return royalty payable to Precambrian Exploration, Inc. (Precambrian) after $15 million in gross revenues are realized from the claims. We are required to perform an annual work commitment on these claims with an annual report submitted to the lessors summarizing the work completed. The lease includes a defined area of interest extending from the boundaries of certain claims; any claims within this area of interest that are acquired through staking or joint ventures with other property owners falls under the parameters of this lease.

In 2006, we staked 10 additional claims which are within the area of interest established under the lease covering Tonkin North.  Consequently, these claims are now subject to that lease, including the royalties.

Also in 2006, we acquired 194 additional claims, known as the KYS claims, located approximately one-half mile southwest of our Tonkin property and 18 additional claims, known as the “Flyboy” claims. These additional claims supplement the claims historically comprising the Tonkin property.

We own the remaining 1,087 unpatented lode mining claims comprising the Tonkin property, as well as 33 millsite claims. A total of 317 of these claims are subject to a royalty equal to 2% of net smelter returns, which becomes payable to Precambrian after $50 million in gross revenues is realized from the claims. Precambrian may elect to receive its royalty in kind. Precambrian is an unaffiliated third party and predecessor in interest to the claims.

In 1994, 223 claims covering approximately 4,400 acres adjacent to the Tonkin property were acquired from United States Exploration Inc., an unaffiliated third party. The claims are subject to a royalty of 1% of net smelter returns for gold when the indexed price of gold is $350 per ounce or more, and a royalty of 1% of net smelter returns for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices. The indexed prices shall reflect adjustments based on the Producer Price Index, sub-index Finished Goods Excluding Foods, as published by the United States Department of Commerce. Of the total of 1,478 mining claims encompassing the Tonkin property, 526 are not subject to any royalties.

Geology.

The geology in the vicinity of the Tonkin property is complex both lithologically and structurally. The rocks in the area of Tonkin range in age from Quaternary gravels and alluvium, Tertiary volcanic rocks, and Paleozoic sediments. There is a strong northwest structural fabric in the area, cross cut by several prominent north-northeast and northeast structures that appear to be key to focusing mineralization in the area. These structures help to fracture the host rocks, and act as conduits for the mineralizing fluids to migrate up from depth. The host rocks for the gold mineralization currently identified at Tonkin consist of a sequence of Paleozoic rocks that were subsequently faulted, intruded and mineralized by gold-bearing solutions which originated at depth and migrated up along fracture systems until reaching fractured and/or chemically favorable rock suitable for deposition. Tertiary volcanism followed by faulting and erosion have affected the mineralized material.

Mineralization in the Southern and Middle Areas of the Mine Corridor is hosted in Cambro-Ordivician Hales Formation.  Moving northward, mineralization in the Rooster Area is hosted by Devonian McColley Canyon Formation, mid Devonian Denay Foundation, and Devonian Slaven Formation.  The recognition of the receptive nature of the host rocks present at Tonkin has led to the development of numerous targets within the Mine Corridor, as well as throughout the property.

At Tonkin, the structural framework has been delineated through geologic mapping, geophysics, geochemistry, and remote sensing completed in 2006.  Newly defined northwest, north-northwest, northeast and north-south trends have emerged as important ore mineralizing features, along with their intersections.  Mineralization occurs at intersections of the various trends and along the edges of these trends.  Integrating geology, geochemistry, and geophysical interpretations have helped to redefine target areas at Tonkin, building confidence in new interpretations.

Carlin-type mineralization is the main focus of exploration efforts at Tonkin, both near-surface as well as at depth. Carlin-style deposits are characterized by sediment-hosted, low grade disseminated gold mineralization occurring typically in carbonate rocks. Deposits are both structurally and stratigraphically controlled, where the gold is so fine grained that it is typically not visible. Typical deposits are structurally controlled, with sub-microscopic gold particles hosted in strongly altered sedimentary host rocks near controlling structures. Gold is usually associated with anomalous levels of arsenic, antimony and mercury. US Gold believes that the Tonkin property has potential to host similar large-scale sediment-hosted deposits as are identified elsewhere in the Carlin and Battle Mountain-Eureka Trends. Most of the previous exploration and development programs at the project have mainly focused on near-surface oxide and sulphide mineralized material.

Environmental and Governmental Regulations

The operation of mines is governed by both federal and state laws. The Tonkin property is administered by the BLM. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin property, are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

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

Mining activities at the Tonkin property are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our properties would currently give rise to any potential liability under CERCLA. However, we cannot predict the likelihood of future liability under CERCLA with respect to our property or surrounding areas that have been affected by historic mining operations.

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

Several environmental assessments have been filed on the Tonkin property in the past, and a finding of no significant impact was made prior to commencement of mining in the 1980’s.  While BacTech managed the property, the BLM suggested that an EIS was required for the project, and that effort was commenced in 2005. However, since we assumed control of the project later that year, we have been evaluating commencement of mining activities and will determine the necessity of obtaining an EIS as that evaluation continues.

The Endangered Species Act (ESA) is administered by the US Fish and Wildlife Service of the US Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. The term “threatened” under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We currently are unaware of any endangered species issues at our project that would have a material adverse effect on our operations. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

US federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. With the exception of the notice from the NDEP discussed below, we believe that we are in substantial compliance with our permits and applicable laws and are committed to maintaining all of our financial assurance and reclamation obligations.

We are currently operating under various permits issued in connection with ongoing activities at the Tonkin project.  The BLM has approved two Plans of Operations (PoO) for the project; one covers the mining operations that occurred in the 1980s and 1990s, and the second is for exploration activities. As well, there are two notice-level permits covering prospective target areas in the west and north parts of the property.   In addition, the historic processing facilities permitted under the PoO for mining operations have recently been evaluated for utility in any future operations.  Due to the historic, and rather restrictive, nature of the permits in their current configuration, we have determined that there is greater value in pursuing new permits for any future operations, including a property-wide plan of operation for exploration anticipated for completion in

Spring 2007.  As a result, we have agreed to provide to both the BLM and the NDEP a comprehensive reclamation plan for the existing process facilities.  The plan is scheduled to be submitted for regulatory review in early 2009.

The Nevada Division of Environmental Protection (NDEP) is the state agency that administers the reclamation permits, mine permits, and related reclamation plans on the project. In May 2005, the NDEP issued a notice of alleged violation under the mine permit relating to disturbances at a portion of the property where mining was formerly conducted under the mine permit. As a result of that notice, we are under a compliance order, which required us to submit and implement an interim final closure plan for the previous mining operation by November 30, 2006.  In accordance therewith, we provided the NDEP with all requested documents related to the final closure plan and substantially completed work in accordance with the plan.  We are continuing to work with the NDEP to finalize further minor improvements and installations at the site, after which we anticipate achieving final satisfaction of this compliance order.   In 2006 we have spent or accrued approximately $1.8 million related to these reclamation programs of which approximately $115,000 is expected to be expended in 2007.

Under the PoOs, the BLM holds bonds of US Gold totaling $3,013,933 to secure our reclamation obligations. The most significant bond, in the amount of $2,856,633, covers reclamation of the previously mined area.  We submitted an update to the remaining plan of reclamation to the BLM and NDEP in 2006 and again in early 2007. The revised plan includes updated cost estimates and a revised completion schedule of activities as compared to the plan submitted to those agencies in September 2006.  This revised plan is currently being reviewed by the BLM and NDEP.  This process is likely to result in an approximate $1.3 million increase to the current reclamation cost estimate and the corresponding bonding requirement to a total of approximately $4.2 million for the previously mined area.  Changes to the reclamation plans are submitted contemporaneously to both the NDEP and the BLM and require their review and approval.

Past mining activities at Tonkin which may give rise to reclamation obligations include:

•                  a mill and associated tailings storage impoundment, which will ultimately require closure and reclamation;

•                  sulfide bearing rocks located in the upper benches of TSP-1, which are generating a small amount of acidic waters that are high in metals;

•                  long-term management of acidic waters;

•                  existing waste rock dumps that require re-grading and reclamation; and

•                  roads related to the past mining operations and exploration, which must be reclaimed.

Office Facilities

As of March 22, 2007, we rent offices at three locations  totaling approximately 6,064 square feet.  We maintain our executive offices in Lakewood, Colorado, an operations office in Reno, Nevada and a field office in Elko, Nevada.  Rent equals a total of $89,039 per year payable in monthly installments. We also share office space in Toronto with certain entities in which our Chairman has an interest at which we perform certain executive and administrative functions. We believe this space and these arrangements are adequate for our needs for the foreseeable future.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on November 30, 2006. At the meeting, all nominees for election to the Board of Directors were elected. The shareholders also approved the amended and restatement of our Non-Qualified Stock Option and Stock Grant Plan (Plan) to, among other things, increase the number of shares reserved under the Plan from 5 million shares to 9 million shares, and ratified the appointment of Stark Winter Schenkein & Co., LLP as our auditors for the fiscal year ended December 31, 2006. The votes on these last two resolutions were as follows:

Amendment and Restatement of the Plan:

Votes For:18,985,569	Votes Against: 7,745,952	Abstain: 302,819

Ratification of Auditors (Stark Winter Schenkein & Co., LLP)

Votes For:37,324,039	Votes Against: 291,337	Abstain: 67,836

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Effective August 30, 2006, our common stock commenced trading on the Toronto Stock Exchange and on December 11, 2006, on the American Stock Exchange, both under the symbol “UXG.” Prior to December 11, 2006, our common stock traded over the counter and was quoted on the OTC Bulletin Board under the symbol “USGL.”  Warrants to purchase our stock are traded on the Toronto Stock Exchange under the symbol “UXG.WT”.

The table below sets forth the high and low sales prices for our common stock as reported by AMEX from December 11, 2006 to December 31, 2006. The table also sets forth the high and low bid prices for our common stock for the period January 1, 2005 through December 8, 2006 as reported by the Nasdaq Stock Market, Inc. Bid quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Trading on AMEX (since December 11, 2006):

Year Ended	High	Low
December 31, 2006	$5.61	$4.43

Quoted on the OTCBB: (up to December 8, 2006)
Year Ended
December 31, 2006
First Quarter	$9.09	$3.48
Second Quarter	10.30	5.75
Third Quarter	9.20	3.95
Fourth Quarter	6.00	4.05

December 31, 2005
First Quarter	$0.44	$0.37
Second Quarter	0.60	0.30
Third Quarter	2.82	0.35
Fourth Quarter	3.96	1.94

As of February 9, 2007, there were approximately 6,924 record holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Non-Qualified Stock Option and Stock Grant Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,072,000	$2.11 per share	4,335,637

Equity compensation plans not approved by security holders	0	—	0

TOTAL	1,072,000		4,335,637

Transfer Agent

Equity Transfer Services Inc. is the transfer agent for our common stock. The principal office of Equity Transfer Services is located at 200 University Ave, Suite 400, Toronto, Ontario, Canada M5H 4H1 and its telephone number is (416) 361-0152.

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

ITEM 6.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at December 31, 2006 and compares it to our financial condition at December 31, 2005. The discussion also summarizes the results of our operations for the year ended December 31, 2006 and compares those results to the year ended December 31, 2005.

We hold a 100% interest in the Tonkin gold property in Eureka County, Nevada through wholly owned subsidiaries. Effective May 12, 2005, we assumed 100% ownership of and management responsibilities for the Tonkin property effective with the withdrawal of BacTech Mining Corporation (“BacTech”) from Tonkin Springs LLC (TSLLC), the entity which holds the property. Subsequent to the withdrawal of BacTech from TSLLC, we consolidated the assets, liabilities, and operating results of TSLLC in our financial statements. In July 2005, we disposed of our interest in Gold Resource Corporation (GRC), terminating our interest in a mining prospect located in Oaxaca, Mexico.

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

On February 12, 2007, we commenced formal offers to acquire all the outstanding shares of White Knight, Nevada Pacific and Tone Resources and mailed offering circulars or prospectuses and related documents to shareholders of the three Target Companies.  These offers expired on March 23, 2007.

Pursuant to the terms of the offers, US Gold and our wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), offered to purchase all outstanding common shares of each of the Target Companies for the following consideration:

•                  0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•                  0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone Resources; and

•                  0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

On March 23, 2007, following expiration of the offers, the Company notified the depository to accept for payment all the common shares of the Target Companies that had been validly tendered and not withdrawn.  The following information summarized the number of shares tendered to the offers:

	Number of Common Shares Tendered	Percentage of Outstanding Common Shares
White Knight Resources	55,752,661	93.7%
Nevada Pacific Gold	59,278,256	83.5%
Tone Resources	18,806,726	89.4%

As a result of the common shares tendered to the offers, the Company anticipates issuing approximately 38,037,179 exchangeable shares of Canadian Exchange Co. to the former shareholders of the Target Companies.  The exchangeable shares will be structured to provide the holders the same voting and economic rights as the holders of the Company’s common stock and are being issued in an effort to provide more favorable tax treatment to the shareholders of the Target Companies.  The exchangeable shares will be convertible at the option of the holder into shares of the Company’s common stock on a one-to-one basis.

Plan of Operation

Exploration.  Our plan of operation for 2007 is to continue an extensive exploration and evaluation program at the Tonkin property that began in the spring of 2006, and to integrate the Target Companies’ property into

our exploration program.   Our multi-year exploration program is budgeted for approximately $30 million on the Tonkin property, of which approximately $9.2 million was spent in 2006 and approximately $20 million is targeted for 2007.  Drilling at Tonkin under this program commenced in June 2006 and includes both core as well as rotary drilling.  Approximately 60,253 feet of drilling in 49 holes has been completed through December 31, 2006, with an expanded program planned in 2007.  We anticipate that the drilling program will continue uninterrupted through much of 2007, and possibly into 2008.  At December 31, 2006, we had four drill rigs active at the property with additional drill rigs anticipated to be secured in 2007.  An expanded property-wide exploration permit has been submitted for review to the relevant regulatory agencies, and it is anticipated to be completed with agency input in the spring of 2007.

Property-wide exploration activities include remote sensing survey and analysis, data reviews, geologic mapping, resource modeling, geophysical surveys and modeling, re-logging of available drill core and rotary cuttings, and rock chips and soil sampling programs.  Geophysical surveys include gravity and IP surveys.  Additional infill and expansion soil sampling is proceeding to gather additional geochemical data in areas where the previous sampling efforts have returned interesting data.  All of these activities are designed to assist us in identifying additional targets for drilling and increasing our understanding of the property.  Our exploration activities target 100,000 feet of additional drilling in 2007.

Partial reclamation work on previously mined areas commenced in 2006 and included the stabilization of three areas, including the heap leach, water management features, and a pit. Consulting firms acting on our behalf are working with the NDEP and the BLM regarding the reclamation plans.  Earthwork related to these reclamation activities commenced late August 2006 and were substantially completed by year end 2006. The Company spent approximately $1,746,182 on this reclamation program during 2006 and expects to spend approximately $115,000 related to this program in early 2007.

Acquisitions.        We expect to devote substantial efforts during 2007 to the completion of the acquisitions of the Target Companies noted above. This process will involve significant executive time, considerable expenditures related to professional fees, and other related costs. We plan to integrate the business plans, assets and the management of the Target Companies into our own in an effort to rationalize and optimize the assets.  The costs of integrating one or more of these businesses could be significant.  We also hope to expand our exploration program in the future to include the properties of the Target Companies.  These efforts are not expected to directly impact our exploration and evaluation program of the Tonkin property in 2007.

Reasons for the Proposed Acquisitions.         We believe that the Target Companies are desirable because each of them is exploring in the Cortez Trend in Nevada and owns and operates exploration properties that are adjacent to or near our Tonkin property and because the acquisitions will result in US Gold having a larger land position within the Cortez Trend. In addition, we believe that combining US Gold’s resources with one or more of the Target Companies would result in:

•         A larger land position within the Cortez Trend and a larger exploration program.  As a result of the acquisitions, it is anticipated that US Gold’s land position on the Cortez Trend will increase by approximately 240% to approximately 150 square miles. Over 2006 and 2007, we have planned 400,000 feet of exploration drilling on our Tonkin property at a cost of $30 million. Following completion of the offers, we intend to evaluate the properties of Nevada Pacific, Tone Resources and/or White Knight and integrate the results into our own exploration program.

•         A stronger cash position and reduced costs.  On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts, with gross proceeds to us of $75,150,000. As a result, we believe we have one of the strongest cash positions of the intermediate exploration companies currently exploring for gold in Nevada. Upon completion of the offers, we will have access to any additional cash resources of the Target Companies acquired. Due to the strategic locations in Nevada of the assets of each of Nevada Pacific, Tone Resources and White Knight and the elimination of redundant fees and costs, we expect that US Gold would realize lower total costs than if each company were to remain a separate entity.

•         Enhanced trading liquidity and better market focus.  We expect that the completion of the offers will result in increased market capitalization and trading liquidity of the combined company, resulting in better market focus. Because of the increased market capitalization and liquidity of the combined company, we expect that the combined company will have greater access to equity and debt capital markets than US Gold alone, and greater appeal to institutional investors. We expect that the enhanced access to the equity and debt capital markets resulting from completion of the offers will provide us greater flexibility to execute our business plan under various financial market conditions.

•         Additional technical expertise.  We believe that one or more of the Target Companies has quality employees with good technical expertise. We hope to retain at least some of these key employees following the completion of the offers to assist in our business and operations going forward.

Liquidity and Capital Resources

Since we have received no revenue from the production of gold or other metals since 1990, we have historically relied on payments from our joint venture partners and equity financings to finance our ongoing operations. We experienced net losses for the years ended December 31, 2006 and 2005 of $(72,650,040) and $(2,990,721), respectively.   In 2006, we relied on the proceeds of a financing completed in February 2006 to fund operations, and we expect to use additional proceeds from that financing during 2007.

We are dependent on additional financing to continue our exploration and integration efforts in the future and if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include continued exploration of our Tonkin property, exploration of one or more of the Target Companies’ properties, holding costs on one or more of these properties and our corporate overhead expenses.  Based on our current estimates, which are somewhat uncertain due to the contingencies associated with the acquisition of the Target Companies, we expect that we will have sufficient cash to continue our exploration program, pay property holding costs and pay necessary administrative expenses for the balance of 2007.  Beyond that time, we expect that we will require additional funding to continue operation.  While we have no current plans or arrangements to satisfy these additional capital requirements, we anticipate that we will be seeking additional equity financing in the future.

At December 31, 2006, we had working capital of $47,803,336, consisting of $51,206,980 in current assets and $3,403,614 in current liabilities.  Estimated expenditures during 2007 could include approximately $20 million in exploration related expenditures at the Tonkin project, approximately $1.3 in increased bonding related to the Tonkin project, approximately $5 million in additional Target Company acquisition costs, and approximately $5 million in corporate overhead and Tonkin project holding costs, all of which would decrease our working capital since we have no other source of cash at this time.  In addition, post acquisition integration costs will be incurred as well as costs related to Target Company’s corporate overhead, property and project holding and evaluation costs, less any cash resources provided by the Target Companies.  We are not presently in a position to estimate such costs concerning Target Company demands on working capital since we have not had complete access to non-public information concerning the Target Companies.

Net cash used in operations during 2006 increased to $18,023,633 from $2,627,266 in 2005. Cash paid to suppliers and employees increased to $20,382,918 during 2006 from $2,630,620 during 2005, primarily reflecting the costs of exploration at Tonkin Springs and the costs of the acquisition of the Target Companies.   During 2005, our exploration activities were essentially dormant, as we had no cash to fund these activities and were only beginning to assemble our management and exploration team.

Cash used in investing activities was $930,465 for 2006 compared to $778,024 in 2005.  Cash spent on investing activities during 2006 include capital expenditures of $765,894, primarily for additions to trucks and trailers for the Tonkin property and increases to reclamation bonding at the property.  During 2005, we invested $1,118,733 in restrictive investments securing reclamation obligations for the Tonkin property and $55,067 in capital expenditures.  Partially offsetting the 2005 investments was our receipt of a $200,000 earnest money payment related to a proposed merger with another mining company, which did not materialize.

Cash flow from financing activities increased to $69,198,457 in 2006 compared to $4,007,820 in 2005.  The cash flow during 2006 reflected the net proceeds from the sale of the Subscription Receipts of $69,295,760, representing the gross proceeds of $75,150,000, net of commissions and other offering costs.  The closing of the Private Placement also resulted in the issuance of 8,350,000 Warrants which may be exercised until 2011 at a price of $10.00 per share.  Based on the trading price of our common stock in the recent past, we do not anticipate that any of the Warrants will be exercised in the foreseeable future.  During 2005, our financing activities included $4,000,000 from the sale of stock in a private placement completed in July 2005.

Effective February 21, 1992, we entered into a Loan Settlement Agreement with our former senior secured lender, French American Banking Corporation (FABC). As partial consideration to FABC under that agreement, Tonkin Springs Gold Mining Company (TSGMC), our wholly owned subsidiary, is required to pay a limited portion of certain distributions, if any, from TSVLP to FABC. TSVLP has complete control of such distributions, if any, to TSGMC. Under the terms of the agreement, TSGMC is required to pay to FABC (i) the first $30,000 of retained distributions, as defined in such agreement, received from the TSVLP, plus (ii) an amount equal to 50% of such retained distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000. No amounts have been paid to FABC under this obligation to date.

Results of Operations

General. For the year ended December 31, 2006, we recorded a net loss of $(72,650,040), or $(1.80) per share, compared to a net loss of $(2,990,721) or $(.12) per share for 2005.  The substantial increase in the net loss from 2005 compared to 2006 is attributable to the following items in 2006: (i) derivative instrument expense (a non-cash expense) of $51,680,941, (ii) an increase in general and administration expenses of $864,165, (iii) exploration expenses of $9,241,774, (iv) the expenses of proposed acquisitions of $6,833,845, and (v) stock option expenses of $1,518,858 (a non-cash expense).

In connection with the Private Placement, we determined that we were required to account for the issuance of the Subscription Receipts and Warrants using derivative instrument accounting.  The Private Placement closed February 22, 2006 and resulted in a charge to operations related to the increase in liability associated with the estimated value of the derivatives instruments in the amount of $51,680,941 through July 24, 2006, the date derivative accounting was no longer required.  This represented the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities during the period through July 24, 2006 related to the Warrants and embedded derivatives in the Subscription Receipts that were bifurcated and accounted for separately and represented our single largest expense in 2006.  With the termination of derivative instrument accounting effective July 24, 2006, the derivative liability balance determined at that date of $51,680,941 was reclassified and transferred into common stock within shareholders’ equity.  The Company believes that the derivative accounting expense was an unusual item which is not likely to occur in the foreseeable future.

General and administrative expense for 2006 increased $864,165 compared to the same period of 2005.  Expenses during 2006 primarily reflect approximately $484,291 in higher legal fees related to increased corporate activities, approximately $938,637 in increased costs related to shareholder communications and investor relations programs, and approximately $680,402 in costs of our Toronto office with no comparable costs in 2005.  These increases in 2006 were partially offset by stock compensation expense of $294,400 and $1,423,824 of contract termination expense in 2005 with no comparable costs in 2006.

We expended $9,241,744 in exploration costs at the Tonkin property for 2006 in drilling and other work at the property, all of which was expensed since we have no proved reserves.  We were unable to perform any exploration in 2005 due to a lack of working capital.

During 2006, we spent approximately $6,833,845 related to the acquisition of Target Companies, including legal fees of approximately $3,900,000, other professional fees, consulting, printing and accounting fees and expenses.  The total estimated amount of these fees and expenses is $12 million, although that estimate is subject to change.

During 2006, holding costs of the Tonkin property totaled $1,949,556, while during the corresponding period of 2005, only $761,081 of similar costs were incurred since BacTech was responsible for funding those costs until May 12, 2005.  The 2006 costs included annual advance royalty payments of $241,150 with the remainder reflecting property holding costs related to higher levels of activities.

Accretion costs of the retirement obligation at the Tonkin property for 2006 totaled $269,621 while in the corresponding period of 2005, $110,243 was recorded subsequent to the BacTech withdrawal.

The GRC shares received in satisfaction of a management fee in 2005 of $320,000 were determined by an independent third party to have a fair value of $151,040, leading to a realization reserve expense of $168,960.

Stock option expense of $1,518,858 was recognized in 2006 since we adopted the expense procedures under SFAS 123 effective January 1, 2006. This pronouncement requires that we expense the fair value of the options during the applicable accounting period.  No comparable expense was recognized in 2005.

During the 2006 period, we did not incur any write-offs, as we did in 2005 when we wrote off the remaining purchase price from BacTech when that company withdrew from TSLLC.

Interest income for 2006, our only source of other income, was $2,533,137, reflecting earnings on the proceeds from the Private Placement as well as interest on restricted time deposits for reclamation bonding.  As noted, in connection with the acquisition of the Target Companies, we anticipate substantial additional costs will be incurred during 2007 covering our own legal and accounting efforts, investment banking fees and the costs of Target Companies’ accounting and valuation fees and expenses for which we are responsible.

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

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

a)              Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b)             Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c)              Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d)             Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e)              Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006.  The adoption of this statement is not expected to have a material impact on our financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.”  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)              Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations;

b)             Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;

c)              Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities;

d)             At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and

e)              Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006.  The adoption of this statement is not expected to have a material impact on our financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not evaluated the impact on our financial statements, if any, of adopting FIN 48 at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the impact on our financial statements, if any, of SFAS 157 at this time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for a company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for a company’s fiscal year ending December 31, 2009. We are currently evaluating the impact of the adoption of SFAS No. 158 and do not expect that it will have a material impact on our financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted  SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact, if any, that SAB 108 may have on our results of operations or financial position.

Risk Factors

This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

The feasibility of mining our property has not been established, meaning that we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the property.

We are currently an exploration stage company. We have no proven or probable reserves on our property. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to all or a portion of our Tonkin property. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our property or any of the properties we will acquire if any of the offers are successful.

The mineralized material identified on our Tonkin property does not and may never have demonstrated economic viability. Substantial expenditures are required to establish reserves through drilling and there is no assurance that reserves will be established. The feasibility of mining on our Tonkin property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may decline, and you may lose some or all of your investment.

We have incurred substantial losses since our inception in 1979 and may never be profitable.

Since our inception in 1979, we have not been profitable. As of December 31, 2006, our accumulated deficit was approximately $111 million (including a non-cash expense of approximately $51 million related to derivative instrument accounting). To become profitable, we must identify additional mineralization and establish reserves at our mining property, and then either develop our property or locate and enter into agreements with third party operators. It could be years before we receive any revenues from gold production, if ever. We may suffer significant additional losses in the future and may never be profitable. We do not expect to receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

Substantial expenditures will be required to determine if proven and probable reserves exist at our property, to develop metallurgical processes to extract metal or develop the mining and processing facilities and infrastructure at our existing or any of our newly-acquired properties or mine sites. We will be required to expend significant amounts for geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we are successful in identifying reserves, we will require significant additional capital to construct a mill and other facilities necessary to extract those reserves. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold. We may not be successful in obtaining the required financing for these or other purposes on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible, partial or total loss of our potential interest in certain properties.

Historical production of gold at our Tonkin property may not be indicative of the potential for future development or revenue.

Historical production of gold from our Tonkin property came from relatively shallow deposits, in very limited quantities and for a very limited period of time. Although we commenced exploration of deeper zones in 2006 in an effort to identify additional mineralized material, due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that our efforts will be successful. Investors in our securities should not rely on our historical operations as an indication that we will ever place our mining property into commercial production again. We expect to incur losses unless and until such time as our property enters into commercial production and generates sufficient revenue to fund our continuing operations.

Estimates of mineralized material at our Tonkin property are based on drill results from shallow deposits and are not necessarily indicative of the results we may achieve from drilling at greater depths.

Previous operators at the Tonkin property were focused on producing gold from shallow deposits in an effort to achieve immediate revenue. Our drilling program which commenced in 2006 and continues in 2007 targets mineralization at greater depths and at different locations on our property. Estimates of mineralization in shallow zones is not necessarily indicative of mineralization at greater depths. In addition, estimates of mineralization are based on limited samples and many assumptions, and are inherently imprecise. Our ability to identify and delineate additional mineralization depends on the results of our future drilling efforts and our ability to properly interpret those results. We may be unable to identify any significant additional mineralization or any reserves.

We may overpay for the shares of the Target Companies.

The price that we agreed to pay for the Target Companies was based in part on the perceived benefits of those acquisitions.  However, there is no assurance that the acquisition of the Target Companies will result in any or all of the benefits that we envision.  In the event that one or more of the acquisitions does not prove to be beneficial to us, the market price of our common stock may decline and you may lose some or all of your investment.

We may not be successful in completing the strategic offers described in this report, which could lead to adverse consequences.

Since we have acquired less than 100% of the common shares of each of the Target Companies, Canadian Exchange Co. will need to undertake a subsequent acquisition transaction to acquire the common shares of the Target Companies that remain outstanding. Failure to accomplish such a subsequent acquisition transaction in a timely manner, or at all, could have adverse consequences on our business, operations and financial condition, including:

•         Canadian Exchange Co., as the majority shareholder of the Target Company and our wholly-owned subsidiary, may owe fiduciary duties to the minority shareholders of the Target Company, whose interests may diverge from the interests of US Gold and Canadian Exchange Co.; and

•         Canadian Exchange Co. may not have access to cash flow generated by the Target Company, except to the extent it is distributed to all the Target Company shareholders proportionately in the form of dividends.

We have been unable to independently verify the reliability of information about White Knight, Nevada Pacific and Tone Resources contained in this report and other documents filed with the SEC.

We have not had complete access to the non-public books and records of White Knight, Nevada Pacific or Tone Resources. As a result, all historical information regarding White Knight, Nevada Pacific and Tone Resources contained in this report and other documents filed with the SEC, including all historical financial information used in connection with the preparation of the pro forma financial information reflecting the pro forma effects of a combination of US Gold and one or more of the Target Companies, has been derived from publicly-available documents and certain information the target companies have provided to us. We have no reason to doubt the accuracy or completeness of these publicly-available documents or other information. Nevertheless, there could be inaccuracies or material omissions in the publicly-available or other information about or relating to White Knight, Nevada Pacific or Tone Resources. If there are such inaccuracies or material omissions, our public filings may also contain inaccuracies or material omissions, which could result in unanticipated liabilities or expenses for us, and may increase the cost of integrating the companies. This would likely adversely affect the operational plans of the combined company and its results of operations and financial condition.

Change of control provisions in agreements triggered upon the acquisition of White Knight, Nevada Pacific or Tone Resources may lead to adverse business or financial consequences.

Any of White Knight, Nevada Pacific or Tone Resources may be a party to agreements that contain change of control provisions that may be triggered following our acquisition of the majority of the common shares of those companies. These change of control provisions, if triggered and not waived by any beneficiaries of those provisions, could result in termination of an agreement or in unanticipated expenses following our acquisition of shares of the relevant company and could adversely affect that company’s results of operations and financial condition. As mentioned above, we have not had complete access to the non-public books and records of White Knight, Nevada Pacific or Tone Resources and do not know whether there are any change of control agreements or provisions in the agreements of the Target Companies, or the magnitude of payments or expenses or other adverse consequences, if any.

The integration of the Target Companies will present significant challenges and may disrupt and adversely impact our business or may not occur as planned.

The acquisition of the Target Companies has been made with the expectation that their completion will result in improved operations by taking advantage of the synergies of consolidation and enhanced growth opportunities of the combined companies. These anticipated benefits will depend in part on whether US Gold’s and the Target Companies’ operations can be integrated in an efficient and effective manner. These integration efforts will require the dedication of management resources, which will temporarily divert attention from the day-to-day business of the combined company. Most operational and strategic decisions, and certain staffing decisions, with respect to the combined company have not yet been made. These decisions and the integration of any of the Target Companies will present challenges to management, including the integration of systems and personnel of the companies, and special risks, including possible unanticipated liabilities, unanticipated costs, including costs associated with complying with regulatory requirements we are not currently subject to, and the loss of key employees. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of the combined companies’ business, which could have an adverse effect on the revenues and operating results of the combined company for an indeterminate period of time. The failure to successfully complete this integration process may prevent us from achieving the anticipated benefits of any such acquisition. If we fail to realize the anticipated benefits of any acquisition, the market value of our stock may be adversely affected.

The acquisition of the Target Companies will result in the issuance of a significant amount of additional US Gold common stock which may in turn depress the trading price of our stock.

The acquisition of the Target Companies will result in the issuance of at least 38,037,179 exchangeable shares of Canadian Exchange Co., each of which is convertible into shares of our common stock on a one-for-one basis. The 38,037,179 exchangeable shares (exclusive of additional exchangeable shares that will be issued in the subsequent acquisition transactions), if they are all converted, would represent an increase in the outstanding shares of US Gold common stock of approximately 76% of the common stock we have outstanding at March 22, 2007. The issuance of such a significant amount of common stock could depress the trading price of our common stock and you may lose all or a part of your investment.

Fluctuating gold prices could negatively impact our business plan.

The potential for profitability of our gold mining operations and the value of our mining property, currently and following completion of the acquisitions of the Target Companies, are directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our common stock. If we obtain positive drill results and progress our property to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world.

During the last five years, the average annual market price of gold has ranged between $310 per ounce and $604 per ounce, as shown in the table below:

Average Annual Market Price of Gold

2002	2003	2004	2005	2006
$310	$364	$406	$445	$604

Although it may be possible for us in the future to protect against some price fluctuations by hedging if we identify commercially minable reserves on our property, the volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property or produce any revenue.

Our continuing reclamation obligations at the Tonkin property could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on the Tonkin property. The current estimate of reclamation costs for existing disturbances on the property to the degree required by the BLM and NDEP is approximately $3.3 million. As required by applicable regulations, we currently have in place a cash bond in the amount of $3.1 million to secure the reclamation of the property and anticipate increasing that amount by approximately $1.3 million upon approval of the revised reclamation plan filed in February 2007 and bonding associated with the property-wide exploration permit. Reclamation bond estimates are required to be updated every three years or prior to new disturbances taking place that are not already bonded. We updated the reclamation obligation during February 2007 as noted above. There is a risk that any cash bond, even if augmented upon update of the reclamation obligations, could be inadequate to cover the costs of reclamation which could subject us to additional costs for the actual reclamation obligations. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.

Our ability to explore and operate our property depends on the validity of title to that property. The mineral properties making up the Tonkin property and the property of the Target Companies consist of leases of unpatented mining claims, unpatented mining claims and unpatented millsite claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, or on any of the properties of the Target Companies, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

We remain at risk that the mining claims may be forfeited either to the United States, or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

The ongoing operations and past mining activities of US Gold and the Target Companies are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

All phases of the operations of the Target Companies, like ours, are subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which we may hold interests in the future, including the properties of the Target Companies, that are unknown to us at the present and that have been caused by us, one of the Target Companies, or previous owners or operators, or that may have occurred naturally. Under applicable federal and state environmental laws, prior property owners may be liable for remediating any damage that those owners may have caused. Mining properties that the Target Companies may have transferred may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

A significant portion of the lode claims comprising our Tonkin property are subject to a lease in favor of a third party which may expire in 2009 and which provides for a 5% royalty on production.

A total of 348 of our mining and millsite claims are subject to this lease. The lease requires annual payments of $150,000 or 455 ounces of gold, whichever is greater, and payment of a royalty of 5% of the gross sales price of gold or silver from the property before deduction of any expenses from the gross sales price. This lease may expire January 1, 2009 and covers a portion of the claims in the mine corridor where most of our mineralized material has been identified. In the event we are unable to extend the lease or purchase the claims from the owner, we may be forced to forfeit the underlying claims, which in turn may adversely affect our ability to explore and develop the property. If we are successful in identifying sufficient mineralization to warrant placing the property into production, we will be obligated to pay the leaseholder a royalty of 5% of the production. The payment of this royalty, together with other royalties payable to third parties in respect of certain claims, will reduce our potential revenue.

We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of our mining property.

In accordance with the laws of the State of Nevada, we have obtained permits to drill the water wells that we currently use to service the Tonkin property and we plan to obtain all required permits for drilling water wells to serve other property we may acquire in the future. However, the amount of water that we are entitled to use from those wells must be determined by the appropriate regulatory authorities. A final determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use. Unless we are successful in developing the property to a point where we can commence commercial production of gold or other precious metals, we may not be able to demonstrate such beneficial use. Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at the property.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable to us due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.

Our company is primarily dependent on three persons, namely our Chairman and Chief Executive Officer, our President and Chief Operating Officer and our Vice President and Chief Financial Officer. Robert R. McEwen, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Ann S. Carpenter, our President and Chief Operating Officer, is responsible for company management and overseeing our exploration and regulatory compliance. William F. Pass, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions. We rely heavily on these individuals for the conduct of our business. The loss of any of our existing officers would significantly and adversely affect our business and our ability to realize the perceived benefits of the acquisitions of the Target Companies. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

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

•                        failure of pit walls or dams;

•                        unusual or unexpected rock formations;

•                        personal injury, fire, flooding, cave-ins and landslides; and

•                        decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

We do not insure against all risks to which we may be subject in our planned operations.

While we currently maintain insurance to insure against general commercial liability claims, our insurance will not cover all of the potential risks associated with our operations. For example, we do not have insurance on the mill at our Tonkin property and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will be required to furnish a report by our management on internal control over financial reporting for the fiscal year ending December 31, 2007. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. While we believe our internal control over financial reporting is effective, we are still constructing the system and processing documentation and performing the evaluations needed to comply with Section 404, which is both costly and challenging. The completion of the acquisition transactions described in this report and the subsequent integration of the Target Companies into our operations may make it more difficult for us to comply with Section 404. We may not be able to complete our evaluation, testing and required remediation, if any, in a timely fashion. If we are unable to assert that our internal control over financial reporting is effective, or if we disclose significant deficiencies or material weaknesses in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

•                            investor perception of our industry or our prospects; and

•                            general economic trends.

In addition, stock markets generally have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

The exercise of outstanding options and warrants and the future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.

As of March 22, 2007, we have outstanding options and warrants to purchase a total of 11,268,000 shares of our common stock, which if completely exercised, would dilute existing shareholders’ ownership by approximately 23%. A significant portion of the outstanding options are exercisable at prices significantly below the current market price of our common stock as of March 22, 2007. If the market price of our stock remains at or above the exercise price, it is likely that these options will be exercised. Our board of directors has the authority to authorize the offer and sale of additional securities within certain limits without the vote of or notice to existing shareholders. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares. Issuance of additional securities underlying outstanding options as authorized by our board of directors in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock.

A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

Our executive officers and directors, together with our largest non-executive shareholders, beneficially own approximately 49% of our common stock as of March 22, 2007. After the completion of all of offers described in this report, we anticipate that our executive officers and directors, together with our largest non-executive shareholders, will beneficially own approximately 35% of our common stock. Under our articles of incorporation and the laws of the State of Colorado, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, these individuals and entities will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions.

We have never paid a dividend on our common stock and we do not anticipate paying any in the foreseeable future.

We have not paid a dividend on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.

Our operations, including our ongoing two-year exploration drilling program, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Tonkin property will be adversely affected.

Legislation has been proposed that would significantly affect the mining industry.

Periodically, members of the US Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our Tonkin property. One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our Tonkin property. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

If we are unable to satisfy the compliance order issued with regard to our Tonkin property, we may forfeit our mine permit.

In May 2005, the Nevada Division of Environmental Protection issued a notice of alleged violation relating to disturbances at a portion of the Tonkin property where mining was formerly conducted under the mine permit. As a result of that notice, we are under a compliance order, which required us to submit and implement a final closure plan for the previous mining operation by November 15, 2006. In accordance therewith, we provided the NDEP with all requested documents related to the final closure plan and substantially completed work in accordance with the plan. We are continuing to work with the NDEP to finalize further minor improvements and installations at the site, after which we anticipate achieving final closure of this compliance order. Our failure or inability to complete closure of the compliance order could cause us to forfeit our existing mine permit and adversely affect our ability to obtain additional necessary mining-related permits. We continue to work with the state and federal regulators, but the ultimate resolution of this issue is not yet known.

We are subject to changes in the regulatory environment where we operate and may face additional regulatory requirements as a result of the acquisition of the Target Companies.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including licensing, production, taxes, water disposal, toxic substances, mine safety, development and permitting, exports and imports, occupational health and safety, and environmental protections. As a result of the acquisition of the Target Companies, we may face additional regulatory requirements that we are not currently subject to. For example, Nevada Pacific conducts mining operations in Mexico and is subject to Mexican environmental laws and foreign investment regulations under the Law of Foreign Investment, and must comply with the terms of exploration and exploitation concessions granted by the Mexican government in connection with its mining operations. Continued compliance with the regulations currently applicable to us and compliance with the new regulations that we will become subject to as a result of the acquisition of the Target Companies are expected to increase our costs, including the costs of planning, designing, drilling, operating, developing, constructing, and closure and reclamation. In addition, these laws and regulations are subject to frequent change and reinterpretation. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation of these laws and regulations could have a material adverse impact on us.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from our Tonkin Springs property, future business plans and strategies, the proposed acquisition of other companies, future revenue and the receipt of working capital, and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

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

•                  the uncertainty of reserve estimates and timing of development expenditures; and

•                  commodity price fluctuations

This list, together with the factors identified under RISK FACTORS, is not exhaustive of the factors that may affect any of the company’s forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

Prospective investors are urged not to put undue reliance on forward-looking statements.

ITEM 7.                    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
US Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of US Gold Corporation as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Gold Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
March 14, 2007, except for Note 13, dated March 27, 2007
Denver, Colorado

US GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2006	2005
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	3,609,583	2,745,418
Proposed acquisitions	6,833,845	—
Property holding costs	1,949,556	761,081
Exploration costs	9,241,774	—
Stock option expense	1,518,858	—
Write-off of purchase price receivable	—	182,748
Equity share of GRC loss	—	58,888
Realization reserve — GRC stock	—	168,960
Accretion of asset retirement obligation	269,621	110,243
Change in value of derivatives	51,680,941	—
Depreciation	73,701	12,850
Total costs and expenses	75,177,879	4,040,188

Operating (loss)	(75,177,879)	(4,040,188)

OTHER INCOME (EXPENSES):
Earnest money forfeited	—	200,000
Interest income	2,533,137	32,032
Interest expense	(5,298)	(3,011)
Management fee	—	330,000
Realized gain from disposition of shares	—	520,428
(Loss) on sale of other assets	—	(29,982)
Total other income	2,527,839	1,049,467

(Loss) before income taxes	(72,650,040)	(2,990,721)
Provision for income taxes	—	—
Net (loss)	$(72,650,040)	$(2,990,721)

Basic and diluted per share data:
Net Loss - basic and diluted	$(1.80)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$50,921,877
Interest receivable	197,221
Prepaid expense	87,882
Total current assets	51,206,980

Property and equipment, net	742,238

Restrictive time deposits for reclamation bonding	3,102,317

Other assets:
Inactive milling equipment	777,819
Long-lived asset-asset retirement	3,300,215
Other assets	269,766
Total other assets	4,347,800

TOTAL ASSETS	$59,399,335

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,170,520
Installment purchase contracts	7,837
Retirement obligation (reclamation activities)	225,257
Total current liabilities	3,403,614

Installment purchase contracts, long-term	8,246
Retirement obligation	3,380,195
Other permit obligations	122,622
Total liabilities	6,914,677

Commitments and contingencies	—

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 50,046,755 shares issued and outstanding	163,404,798
Accumulated (deficit)	(110,920,140)
Total shareholders’ equity	52,484,658

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$59,399,335

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Common Stock	Accumulated (Deficit)	Total
Balance, December 31, 2004	20,457,010	$35,771,911	$(34,941,953)	$829,958

Shares issued for cancellation of warrants at $.47/share	120,000	56,400	—	56,400

Shares issued for cancellation of warrants at $.40/share	145,000	58,000	—	58,000

Share grants to directors at $.40/share	450,000	180,000	—	180,000

Share grants to executive officers at $.39/share	1,025,000	399,750	—	399,750

Sale of shares for cash at $.36/share	11,100,000	4,000,000	—	4,000,000

Treasury shares cancelled	(255)	(248)	—	(248)

Net (loss)	—	—	(2,990,721)	(2,990,721)

Balance, December 31, 2005	33,296,755	40,465,813	(37,932,674)	2,533,139

Implementation of SFAS 123 effective January 1, 2006	—	337,426	(337,426)	—

Stock option expense, SFAS 123	—	1,518,858	—	1,518,858

Derivative liability reclassified to common stock	—	51,680,941	—	51,680,941

Sale of subscription receipts for cash, net of issuance costs, shares issued upon conversion of subscription receipts	16,700,000	69,295,760	—	69,295,760

Exercise of stock options at $2.12/share	50,000	106,000	—	106,000

Net (loss)	—	—	(72,650,040)	(72,650,040)

Balance, December 31, 2006	50,046,755	$163,404,798	$(110,920,140)	$52,484,658

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
Cash flows from operating activities:
Cash paid to suppliers and employees	$(20,485,918)	$(2,630,620)
Interest received	2,361,583	6,365
Interest paid	(5,298)	(3,011)
Income taxes paid	—	—
Cash (used in) operating activities	(18,129,633)	(2,627,266)
Cash flows from investing activities:
Capital expenditures	(765,894)	(55,067)
Increase to restricted investments securing reclamation	(164,571)	(1,118,733)
BacTech purchase price payments	—	185,776
Ernest money payment	—	200,000
Sale of assets	—	10,000
Cash (used in) investing activities	(930,465)	(778,024)
Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	69,295,760	—
Sale of common stock for cash	—	4,000,000
Exercise of stock options	106,000	—
Purchase of treasury stock	—	(248)
Proceeds from (payments on) installment purchase contracts	(97,303)	8,068
Cash provided by financing activities	69,304,457	4,007,820
Increase in cash and cash equivalents	50,244,359	602,530
Cash and cash equivalents, beginning of year	677,518	74,988
Cash and cash equivalents, end of year	$50,921,877	$677,518
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(72,650,040)	$(2,990,721)
Forfeited earnest monies	—	(200,000)
Items not providing/requiring cash:
Write-off of BacTech purchase price receivable	—	182,748
Management fee paid with GRC shares	—	(320,000)
Realized gain from GRC shares	—	(520,428)
Equity share of GRC loss	—	58,888
Loss on sale of asset	—	29,982
Change in interest receivable	(171,554)	(25,667)
Non-cash portion of employment payments	—	433,400
Stock option expense	1,518,858	—
Realization reserve-GRC stock	—	168,960
Accretion of asset retirement obligation	269,621	110,243
Stock compensation expense	—	294,400
Change in value of derivative	51,680,941	—
Depreciation and amortization	73,701	12,850
(Increase) decrease in other assets related to operations	(230,315)	22,341
Increase in liabilities related to operations	1,379,155	115,738
Cash (used in) operating activities	$(18,129,633)	$(2,627,266)
Non-cash financing and investing activities:

Net assets received from BacTech upon withdrawal from TSLLC	$—	$757,035

Payments with GRC common stock pursuant to Employment Termination Agreements	$—	$612,580

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.             Summary of Significant Accounting Policies

Basis of Presentation:  US Gold Corporation (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and production and sale of gold and silver.

Reclassifications:  Certain adjustments have been made in the financial statements for the year ended December 31, 2005, to conform to accounting and financial statement presentation for the year ended December 31, 2006.  On November 14, 2005, the shareholders of the Company approved an amendment to the articles of incorporation increasing the authorized capital from 35,000,000 shares of $0.10 par value common stock to 250,000,000 shares of no par value common stock. All presentations have been restated to reflect these changes to the capital of the Company.

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

Concentrations:  The Company maintains cash in accounts which may, at times, exceed federally insured limits.   At December 31, 2006, the Company has bank account balances of approximately $50.5 million in excess of the federally insured limits.

Property and Equipment:  Office furniture, equipment and vehicles are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

Inactive Milling Equipment:  The carrying value of inactive milling equipment reflects historic costs, as adjusted for permanent impairment and as a result of various historic joint venture transactions.  The Company evaluates the carrying value of inactive milling equipment periodically, or when events or changes in circumstances indicate, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluations of carrying value of inactive milling equipment are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  Balance at December 31, 2006 was $777,819.

Investment in Mining Joint Venture:   The Company reflected its 45% interest in Tonkin Springs LLC (“TSLLC”) under the equity method of accounting up to May 12, 2005, the date of withdrawal by BacTech Mining Corporation (“BacTech”) from TSLLC.  Since BacTech was responsible for all funding and costs during its participation, BacTech members’ account was credited for its funding and charged for 100% of the results of operations until its withdrawal, and the Company did not reflect expenses from such operations.  Subsequent to the withdrawal of BacTech, effective May 12, 2005, the Company consolidates the accounts of Tonkin Springs LLC in its consolidated financial statements.

Equity Investments:  Investments in common stock of Gold Resource Corporation (“GRC”), a former affiliate of the Company, were recorded under the equity method of accounting up to the disposition of its interest effective July 28, 2005.

Property Holding Costs:  Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred unless proven and probable reserves exist and the property is a commercially minable property.  These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

Exploration and Development Costs:  Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Depreciation:  Depreciation is computed using straight-line methods. Office furniture, equipment and vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.  Trailers and other site equipment is being depreciated over estimated economic lives from 5 to 7 years.

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

Stock Options:  Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock options determined in accordance with the fair value based method prescribed in SFAS 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock options.  Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.  Prior to implementation of SFAS 123, the Company was required to provide pro forma information regarding net income as if compensation costs for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Revenue Recognition:  Revenue from the sale of gold, if any, will be recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured.  Gold sales, if any, will be made in accordance with sales contracts where the price is fixed or determinable.  Generative exploration program fees, received as part of an agreement whereby a third party agrees to fund a generative exploration program in connection with mineral deposits in areas not previously recognized as containing mineralization in exchange for the right to enter into a joint venture in the future to further explore or develop specifically identified prospects, are recognized as revenue in the period earned.  The Company has not generated any income from generative exploration programs.

Other Income Recognition:  Gains on the sale of mineral interests, if any, are included in other income and include the excess of the net proceeds from sales over the Company’s net book value in that property. Management contract fees are recognized as revenue earned is determined to be realizable and included in other income.

Per Share Amounts:  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (25,931,172 for 2005 and 39,891,413 for 2006). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2006 and 2005, warrants and options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Income Taxes:  The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.”  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Costs of Acquisition:  Costs related to acquisitions are included in the cost of acquisition when the acquisitions are determined probable.  Costs incurred prior to the date the acquisitions are determined probable are expensed.

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

Fair Value of Financial Instruments:  SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

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

In connection with the sale of Subscriptions Receipts (see Note 11) in 2006, the Company issued freestanding warrants (“Warrants”) and a right to receive shares of common stock (the embedded conversion feature).  Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company was required to account for these freestanding Warrants as derivative liabilities, rather than as equity.  In these cases, the Company deducts the fair value of the derivative financial instrument from the proceeds of sales of the equity instrument.  Effective July 24, 2006, the Company entered into agreements that modified the terms of the indentures executed in connection with the Subscription Receipts, which amendments terminated the requirements for derivative accounting.  At that time, the balance of derivative liability was reclassified and transferred to common stock within shareholders’ equity.

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

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

f)                Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

g)             Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

h)             Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

i)                 Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

j)                 Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.”  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

f)                Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

g)             Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

h)             Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

i)                 At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

j)                 Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted  SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

2.             Tonkin Property

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company (“TSLLC”) which, in turn, owns the Tonkin gold mine property located in Eureka County, Nevada.  Effective May 12, 2005, BacTech withdrew from TSLLC and its 55% interest reverted back to the Company, following which the Company owned 100% of TSLLC.  The Company then assumed responsibilities for management and funding for the project.

In 2006, the Company commenced an extensive multi-year, property-wide, integrated exploration program at the Tonkin property, focusing on evaluation of the structural and stratigraphic setting of the project. The Company’s objectives are to expand the known mineralization and to discover new mineralization in areas previously untested, targeting deeper mineralization. This multi-year program contemplates completing approximately 400,000 feet of drilling at a total program cost of approximately $30 million.  In 2006, the Company completed approximately 60,000 feet of drilling and has spent approximately $9,241,774 in exploration and related expenditures.

The Company is responsible for reclamation of certain past and future disturbances at the Tonkin property.  The Company maintains required bonding with various governmental agencies and at December 31, 2006, has cash bonding in place of $3,102,317.  The Company completed an updated reclamation cost estimate in February 2007 which was submitted for review to the Bureau of Land Management (“BLM”) and separately has filed with the BLM reclamation bonding related to a property-wide exploration program. The 2007 update responded to BLM comments to the reclamation plan submitted in September 2006 and included long-term water management.  The updated estimates represent reclamation costs for bonding purposes and totals $4,287,814.  This estimate is exclusive of disturbances where reclamation was commenced during 2006 and is projected to be competed in the first quarter of 2007.  On the basis of this updated reclamation costs estimate, the Company anticipates increasing reclamation bonding by approximately $1.3 million during 2007.

Property-wide reclamation activities are currently projected to be incurred primarily through 2014 with water management into 2040.  Reclamation expenditures during 2006 totaled $1,746,182 with an additional $115,000 anticipated to be spent in 2007 to complete the 2006 program.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of projected asset retirement obligation for financial reporting since January 1, 2006:

Asset retirement and reclamation liability-January 1, 2006	$2,724,721
Retirement expenditures during 2006	(1,746,182)
Increase in liability related to 2006 updated estimate and new activity including property wide exploration	2,357,292
Accretion of liability at 8.72% annual rate	269,621
Asset retirement and reclamation liability-December 31, 2006	$3,605,452

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Tonkin property, if any.  There was no projected adjustment during 2006 for amortization expense of capitalized asset retirement cost required under SFAS 143 since the Tonkin property was not in operation.    Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

The components of the above $2,357,292 adjustment at December 31, 2006, are as follows:

Increase to estimated reclamation cost	$2,229,852
Increase in time frame to complete reclamation from 6 to 8 years	127,440
Total	$2,357,292

During 2005 the Company wrote off and expensed the remaining purchase price receivable from BacTech of $182,748.  BacTech reported that it spent approximately $437,875 on property holding and annual lease payments in 2005 through the effective date of its withdrawal, May 12, 2005. Such amounts are not included in the Consolidated Statement of Operations for the year ended December 31, 2005, since BacTech was responsible for funding.

3.             Potential Acquisitions

On February 12, 2007, the Company commenced formal offers (the “Tender Offers”) to acquire all the outstanding shares of White Knight Resources Ltd., Nevada Pacific Gold Ltd., and Tone Resources Limited (collectively, the “Target Companies”). The Target Companies have mineral properties in the Battle Mountain-Eureka Trend in Nevada, that are adjacent to or near the Company’s Tonkin property.  These offers will expire on March 23, 2007, unless extended or withdrawn by the Company.  The Company and its wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), have offered to purchase all the outstanding shares of each of the Target Companies for the following consideration:

•       0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding share of White Knight;

•       0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding share of Nevada Pacific Gold; and

•       0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding share of Tone Resources.

The exchangeable shares have been structured to provide the holders the same voting and economic rights as the holders of our common stock and are being issued in an effort to provide more favorable tax treatment to the shareholders of the Target Companies.  The exchangeable shares are convertible at the option of the holder into shares of our common stock on a one-for-one basis.  The exchangeable shares have been conditionally approved for listing on the Toronto Stock Exchange.

On February 12, 2007, the Company’s registration statements on Form S-4 related to the Tender Offers were declared effective by the Securities and Exchange Commission (the “SEC”).  The Tender Offers are subject to numerous conditions, including but not limited to the tender of a minimum number of common shares and approval from the Company’s shareholders for actions necessary to consummate the transaction.

If all of these acquisitions are completed on the announced terms, the Company would issue up to approximately 42.4 million shares of Canadian Exchange Co. (or 49.1 million shares if the Target Companies’ currently outstanding options and warrants are exercised), which shares are exchangeable for shares of the Company’s common stock on a one-to-one basis.  This would represent 46% of the Company’s common stock outstanding after all of the transactions (49% if the Target Companies’ currently outstanding options and warrants are exercised).  As a result of these transactions, the Company may experience a change in control upon issuance of the shares, although it appears unlikely that will be the case due to Mr. McEwen’s ownership in the Target Companies.

The Company has entered into certain agreements with regard to the proposed acquisition of the Target Companies with GMP Securities L.P., Georgeson Inc., and Kingsdale Shareholder Services Inc., some of which include success fees related to the acquisitions.  The Company has incurred significant fees and expenses in connection with the proposed acquisitions, including investment banking, printing, legal and accounting fees, and expects to incur additional fees and expenses in the future.  In addition to the fees and expenses of its own advisors, the Company is required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law.  Through December 31, 2006, the Company has incurred approximately $6,833,845 in costs connected with the proposed acquisitions.  The total estimated amount of these fees and expenses through the initial acquisition of the Target Company shares is presently $12 million, although that estimate is subject to change.  A significant amount of the estimated fees and expenses will be incurred whether or not one or more of the proposed acquisitions is successful.

4.             Termination and Other Agreements

As a condition to completion of the equity transaction entered into on July 29, 2005 (see Note 9), and in consideration of prior uncompensated services and termination of outstanding stock options, the Company consummated agreements with each of its then existing executive officers pursuant to which their employment contracts with the Company were terminated (“Termination Agreements”). These Termination Agreements provided for cash payments to the three individuals in the aggregate amount of $1,000,000, issuance of 1,025,000 shares of the Company’s common stock (see Note 9) and distribution of 5,191,352 shares of common stock of Gold Resource Corporation (“GRC”), representing all of the GRC stock owned by the Company prior to the transaction (see Note 5). The GRC stock was valued at $0.118 per share or $612,580, the fair value as determined by an independent third party. The Termination Agreements were effective July 28, 2005.

The Company also issued an aggregate of 450,000 shares of its common stock (see Note 9) to its then-existing four independent members of the Board of Directors as a condition to completion of the July 29, 2005 transaction (see Note 9). These shares were issued under the Company’s Non-Qualified Stock Option and Stock Grant Plan. Outstanding stock options with each of these directors and the three executive officers were also cancelled.

5.             Gold Resource Corporation

As discussed in Note 4 above and Note 9 below, effective July 29, 2005, related to the Termination Agreements, the Company disposed of 5,191,352 shares (approximately 32.65%) of the common stock of GRC, a Colorado corporation, representing all of the Company’s interest in GRC. The Company’s share of GRC’s net loss for 2005 prior to the disposition of its interest in GRC was $(58,888).

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

6.             Loan Settlement Agreement with FABC

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

7.             Property and Equipment

At December 31, 2006, property and equipment consisted of the following:

Office furniture and equipment	$200,692
Trucks and trailers	650,176
Subtotal	850,868
Less: accumulated depreciation	(108,630)
Total	$742,238

Depreciation expense for 2006 and 2005 was $73,701 and $12,850, respectively.

8.             Income Taxes

In various transactions entered into February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under Section 382 (g), IRC.  As a result, the tax net operating loss carry forwards and the investment tax credit carry forwards are subject to annual limitations under Section 382 IRC, following the date of such ownership change.  Except as noted below, the Company will receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change.  At December 31, 2006, the Company estimates that tax loss carry forwards to be $14,727,000 expiring through 2026.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006, are presented below:

Deferred tax assets:
Alternative minimum tax credit carryforward	$40,900
Reclamation obligation	103,800
Net operating (loss) carryforward	5,007,200
Capital (loss) carryforward	241,600
Total gross deferred tax assets	5,393,500
Less valuation allowance	(4,020,900)
Net deferred tax assets	1,372,600
Deferred tax liabilities:
Basis in TSVLP	(1,372,600)
Total net deferred tax asset	$—

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $771,800 primarily reflects an increase of net operating (loss) carryforwards.

A reconciliation of the tax provision for 2006 and 2005 at statutory rates is comprised of the following components:

	2006	2005
Statutory rate tax provision on book loss	$(24,701,000)	$(658,000)
Book to tax adjustments:
Exploration costs amortized over 10 years	2,661,600
Target acquisition costs not deductible	2,186,800	658,000
Reclamation expenditures deductible	(558,800)
Stock option expense not deductible (net)	455,000
Derivative liability expense not deductible	16,538,000
Accretion expense not deductible	86,300
Valuation allowance	3,332,100
Tax provision	$—	$—

9.             Shareholders’ Equity

On November 30, 2006, shareholders approved an increase in the number of shares reserved under the Company’s Non-Qualified Stock Option and Stock Grant Plan (the “Plan”) from 5,000,000 to 9,000,000 shares.

On November 14, 2005, shareholders of the Company approved an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized from 35,000,000 to 250,000,000 and eliminating the par value of the shares.  All presentations have been restated to reflect these changes to the capital of the Company.

On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were immediately received by the Company with the balance of $34,355,250 (net of issuance costs) received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds.  Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company’s common stock and one-half of one common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00.

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

Derivative Instrument Liability Analysis.  At the date of termination of requirements for derivative accounting, July 24, 2006, the following derivative liabilities related to the Warrants and the embedded derivative instruments were reclassified into common stock:

Issue Date	Expiry Date		Exercise Price Per Share	Value — Issue Date	Value — July 24, 2006
Fair value of freestanding derivative instrument liability for warrants

2-22-2006	2-22-2011	4,175,000 warrants	$10.00	$13,918,112	$23,708,440

Fair value of bifurcated embedded derivative instrument liability associated with Subscription Receipts offering

2-22-2006	N/A	8,350,000 shares of underlying Common Stock	N/A	40,915,000	65,547,501
					89,255,941
Less: funds released from escrow					37,575,000
	Balance reclassified to common stock with termination of accounting treatment				$51,680,941

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

During November and December 2006, the Company issued 50,000 shares upon exercise of stock option agreements at exercise price $2.12 per share for proceeds of $106,000.

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

Stock Options-

The Plan was originally adopted by the Company effective March 17, 1989 for certain employees, directors and certain consultants of the Company.  Under the Plan, as amended by shareholders on November 30, 2006, a total of 9,000,000 shares of Common Stock are reserved for issuance thereunder.

Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at market value as of the date of the grant. Effective November 30, 2006, the shareholders of the Company increased the total number of shares under the Plan to 9,000,000. During 2006, stock options were granted to employees and consultants of the Company covering 429,000 shares at exercise prices of $5.13, $7.30 and $8.30 per share.

	Analysis of Stock Options
	2006		2005
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	1,072,000	$2.09-2.12	675,000	$.50-.86
Granted	429,000	$5.13-8.30	1,072,000	$2.09-2.12

Exercised	50,000	$2.12	—	—
Canceled	—		675,000	$.50-.86
Expired	24,000	$2.12-8.30	—	—
Outstanding and exercisable, end of year	1,427,000	$2.09-8.30	1,072,000	$2.09-2.12

Weighted average fair value of Options granted during year	$2,037,705		$2,076,180
Weighted average fair value of Options vested during year	$611,950		$337,476

The fair value for the options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions

	2006	2005
Risk-free interest rate	4.88-5.00	4.61
Dividend yield	0	0
Volatility factor of the expected market price of common stock	.88-1.91	1.02
Weighted-average expected life of option	10 years	10 years

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding		Weighted Average
		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 2.09	100,000	8.8 yrs.	$2.09	100,000	$2.09
$ 2.12	898,000	8.9 yrs.	$2.12	265,970	$2.12
$ 5.13	100,500	9.1 yrs.	$5.13	—
$ 7.30	100,500	9.6 yrs.	$7.30	—
$ 8.30	228,000	9.5 yrs.	$8.30	—

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

10.          Rental Expense and Commitments and Contingencies

During the year ended December 31, 2006, the Company had rental expense under operating leases of

$24,452 with none for 2005, and  $10,088 and $9,200 in rental expense under other occupancy arrangements.

At December 31, 2006, the Company is obligated under long term leases covering office space and equipment for the following minimum obligations:

2007	$93,719
2008	109,026
2009	96,034
2010	17,296

The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership interest of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

11.          Installment Purchase Contracts

The Company has installment purchase contracts aggregating $16,083, due in monthly installments of $715, collateralized by a vehicle bearing an average interest rate of 6 percent per annum.  Future maturities under these contracts as of December 31, 2006, are as follows:

2007	$7,837
2008	$8,246

12.          Related Party Transactions

Related to the sale of Subscription Receipts as discussed in Note 11, Mr. McEwen, our Chief Executive Officer and Chairman and largest shareholder, purchased 667,000 Subscription Receipts, including 667,000 shares of common stock and warrants to purchase 333,5000 shares of our common stock, on the same terms as the other purchasers of the Subscription Receipts.

Effective June 1, 2006, the Company entered into a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support during the term of the Services Agreement. The Services Agreement expired by its terms December 31, 2006, and provided for total payments of $540,400 in seven equal monthly installments beginning with the execution of the Services Agreement and continuing each month thereafter, plus additional amounts incurred by 208 at its actual cost and subject to approval of the independent members of the Company’s Board of Directors. A company owned by Robert McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208.  The Company and 208 have entered in to another Services Agreement effective January 1, 2007and expiring December 31, 2007, in substantially the same for as the 2006 Services Agreement but providing for total payments for 2007 of approximately $336,500.

The Company occasionally charters the use of aircraft in support of its business activities through charter aircraft services which in turn leases an airplane from the Company’s chief executive officer.  During 2006 the Company paid or accrued $73,931 related to Company use of charter aircraft though these charter services.  The independent members of the Board of Directors reviewed and approved these expenditures.

13.          Subsequent Events

Acquisitions of Target Companies.

As noted in footnote 3, on February 12, 2007, the Company commenced formal offers to acquire all the outstanding shares of White Knight, Nevada Pacific and Tone Resources (the “Target Companies”) and

mailed offering circulars or prospectuses and related documents to shareholders of the three Target Companies.  These offers expired on March 23, 2007.

Pursuant to the terms of the offers, US Gold and our wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), offered to purchase all outstanding common shares of each of the Target Companies for the following consideration:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone Resources; and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

On March 23, 2007, following expiration of the offers, the Company notified the depository to accept for payment all the common shares of the Target Companies that had been validly tendered and not withdrawn.  The following information summarizes the number of shares tendered to the offers:

	Number of Common Shares Tendered	Percentage of Outstanding Common Shares
White Knight Resources	55,752,661	93.7%

Nevada Pacific Gold	59,278,256	83.5%

Tone Resources	18,806,726	89.4%

As a result of the common shares tendered to the offers, the Company anticipates issuing approximately 38,037,179 exchangeable shares to the former shareholders of the Target Companies.  The exchangeable shares will be convertible at the option of the holder into shares of the Company’s common stock on a one-for-one basis.

Special Meeting of Shareholders.   The Company held a special meeting of shareholders on March 15, 2007 to approve amendments to its articles of incorporation and the issuance of the exchangeable shares of Canadian Exchange Co. and the Company’s common stock in connection with the offers.  The amendments to our articles of incorporation are designed to, among other things, enable the Company to issue the exchangeable shares in connection with the offers which were completed on March 23, 2007, as discussed above.  At that meeting, shareholders of the Company approved the amendments to the articles of incorporation and approved the issuance of the exchangeable shares of Canadian Exchange Co. and our common stock in connection with each of the offers. The amendment to the Company’s articles of incorporation authorizes the creation of a new class of preferred stock, no par value, consisting of one share of Series A Special Voting Preferred Stock.

ITEM 8.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 8A.           CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Pursuant to General Instruction E of Form 10-KSB, the information contained in Part III of this report (Items 9,10, 11, 12 and 14) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the SEC on or before April 30, 2007.

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

10.12

Purchase Agreement between BacTech Nevada Corporation and US Gold Corporation dated effective July 31, 2003 related to the purchase by BacTech of 55% interest in Tonkin Springs LLC from Tonkin Springs Venture L.P., a subsidiary of the Company (incorporated by reference from the Report on Form 8-K dated August 6, 2003, Exhibit 10.1, File No. 000-09137).

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

10.25	Warrant Indenture between the Company and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.3, File No. 000-09137).

10.26	Compensation Option issued by the Company in favor of GMP Securities L.P. dated February 22, 2006 (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.4, File No. 000-09137).

10.27.	Form of Subscription Agreement between the Company and Subscribers (incorporated by reference from Form 8-K dated February 27, 2006, Exhibit 10.5, File No. 000-09137).

10.28	Registration Rights Agreement between the Company and GMP Securities L.P. dated February 22, 2006 (incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.28 File No. 000-9137).

10.29	Employment Agreement between the Company and William F. Pass dated March 30, 2006 (incorporated by reference from Report 10-KSB dated April 7, 2006, Exhibit 10.29 File No. 000-9137).

*21	Subsidiaries of the Company

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.

* Filed with this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: March 29, 2007	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: March 29, 2007	By: William F. Pass, Vice President, Chief Financial Officer,
Principal Accounting Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert R. McEwen	Chairman of the Board & Chief Executive Officer	March 29, 2007
Robert R. McEwen

/s/ Ann Carpenter	President, Chief Operating Officer & Director	March 29, 2007
Ann Carpenter

/s/ Michele L. Ashby	Director	March 29, 2007
Michele L. Ashby

/s/ Leanne M. Baker	Director	March 29, 2007
Leanne M. Baker

/s/ Peter Bojtos	Director	March 29, 2007
Peter Bojtos

/s/ Declan J. Costelloe	Director	March 29, 2007
Declan J. Costelloe