Form 10-Q
period 2007-03-31
U S GOLD CORP
filed 2007-05-15
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 001-33190

US GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

165 South Union Blvd., Suite 565, Lakewood, Colorado 80228
(Address of principal executive offices)  (Zip code)

Registrant’s telephone number including area code:  (303) 238-1438

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Larger accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  59,411,319 shares outstanding as of May 11, 2007.

US GOLD CORPORATION

US GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,590,717	$50,921,877
Other current assets	932,860	285,103
Total current assets	49,523,577	51,206,980
Property and equipment, net	10,639,031	742,238
Mineral property interests	327,113,212	—
Restrictive time deposits for reclamation bonding	3,458,784	3,102,317
Goodwill	24,112,001	—

Other assets:
Inactive milling equipment	777,819	777,819
Long-lived asset-asset retirement	3,300,216	3,300,216
Other assets	427,338	269,767
Total other assets	4,505,373	4,347,802
TOTAL ASSETS	$419,351,978	$59,399,337

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,023,861	$3,178,357
Retirement obligation (reclamation activities)	138,801	225,257
Total current liabilities	9,162,662	3,403,614
Retirement obligation	5,409,924	3,380,195
Deferred income tax liability	114,101,166	—
Other liabilities	203,998	130,871
Total liabilities	128,877,750	6,914,680
Minority interest in subsidiaries	1,467,704	—

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 50,058,755 shares issued and outstanding as of March 31, 2007 and 50,046,755 issued and outstanding as of December 31, 2006	163,869,055	163,404,798
Canadian Acquisition exchangeable shares, no par value, unlimited shares authorized; 38,027,674 shares issued and outstanding as of March 31, 2007, none issued and outstanding as of December 31, 2006	244,782,045	—
Accumulated (deficit)	(119,644,576)	(110,920,141)
Total shareholders’ equity	289,006,524	52,484,657
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$419,351,978	$59,399,337

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,

	2007	2006
		(Restated)
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	892,724	543,140
Acquisition costs	451,422	526,382
Property holding costs	569,140	416,942
Exploration costs	6,689,216	74,771
Stock option expense	438,818	268,000
Accretion of asset retirement obligation	194,839	65,927
Change in value of derivatives	—	67,016,259
Depreciation	47,416	5,561
Total costs and expenses	9,283,575	68,916,982

Operating (loss)	(9,283,575)	(68,916,982)

OTHER INCOME (EXPENSES):
Interest income	559,473	154,819
Interest expense	(256)	(1,803)
Total other income	559,217	153,016

(Loss) before income taxes	(8,724,358)	(68,763,966)
Provision for income taxes	—	—
Net (loss)	$(8,724,358)	$(68,763,966)

Basic and diluted per share data:
Net (loss) - basic and diluted	$(0.17)	$(2.07)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,

	2007	2006
		(Restated)
Cash flows from operating activities:
Cash paid to suppliers and employees	$(7,652,173)	$(705,927)
Interest received	563,929	26,255
Interest paid	(256)	(1,803)
Income taxes paid	—	—
Cash (used in) operating activities	(7,088,500)	(681,475)
Cash flows from investing activities:
Cash from acquisitions	6,636,343	—
Capital expenditures	(211,928)	(6,389)
Increase to restricted investments securing reclamation	(16,784)	—
Acquisition costs for mineral property interests	(1,846,597)	—
Decrease in other assets	172,782	—
Cash provided by (used in) investing activities	4,733,816	(6,389)
Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	—	34,355,250
Exercise of stock options	25,440	—
(Payments on) installment purchase contracts	(1,916)	(1,805)
Cash provided by financing activities	23,524	34,353,445
Increase (decrease) in cash and cash equivalents	(2,331,160)	33,665,581
Cash and cash equivalents, beginning of period	50,921,877	677,518
Cash and cash equivalents, end of period	$48,590,717	$34,343,099
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(8,724,358)	$(68,763,966)
Items not providing/requiring cash:
Change in interest receivable	4,456	(145,911)
Stock option expense	438,818	268,000
Accretion of asset retirement obligation	194,839	65,927
Change in value of derivative	—	67,016,259
Depreciation and amortization	47,416	5,561
(Increase) in other assets related to operations	—	(33)
Increase in liabilities related to operations	950,329	872,688
Cash (used in) operating activities	$(7,088,500)	$(681,475)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation.  US Gold Corporation (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and production and sale of gold and silver. The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheets as of March 31, 2007 (unaudited) and December 31, 2006, and the condensed unaudited statements of operations and statements of cash flows for the three month periods ended March 31, 2007 and 2006, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim period may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006. Certain reclassifications have been made in the financial statements for the three months ended March 31, 2006 to conform to accounting and financial statement presentations for the period ended March 31, 2007.  The changes had no effect on Net (loss) for the three months ended March 31, 2006.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as the accounts of the majority owned interest of three exploration companies acquired effective March 28, 2007, as more fully disclosed in Note 2.  Significant intercompany accounts and transactions have been eliminated.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (51,748,474 and 33,296,755 for the three month periods ended March 31, 2007 and 2006).  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  For the three months ended March 31, 2007 and 2006, subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.             Business Acquisitions

On February 12, 2007, the Company commenced formal offers to acquire, in stock transactions, all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone Resources”) and White Knight Resources Ltd. (“White Knight”). The offers to purchase the shares were conducted by way of take-over bids pursuant to securities legislation in the United States and Canada.

On March 23, 2007, the Company’s wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), took up and accepted the shares tendered by the shareholders of each of Nevada Pacific, Tone Resources and White Knight (the “Targets” or “Target Companies”). Subsequent to March 23, 2007, the Company completed several key steps necessary to achieve full control over the assets and operations of the acquired companies, including the appointment of its nominees to the respective boards. On March 28, 2007, payment for the common shares tendered to the offers and not withdrawn, was made through issuance of exchangeable shares of Canadian Exchange Co.

The Company plans to acquire any common shares of each of the Target Companies not purchased pursuant to the offers through a statutory plan of arrangement (comparable to a merger in the United States) or similar transaction under Canadian law providing for a mandatory exchange of all remaining outstanding common shares of the Target Companies for additional exchangeable shares of Canadian Exchange Co., which we expect we will structure so that warrants to purchase the Target Company’s common shares would be exchanged for warrants to purchase exchangeable shares of Canadian Exchange Co. at the same exchange rate offered in the offers and we or Canadian Exchange Co. would assume or adopt the Target Company stock option plans.

In consideration for the acquisition of Nevada Pacific, Canadian Exchange Co issued 0.23 exchangeable shares of Canadian Exchange Co. for each share of Nevada Pacific tendered and accepted by us, totaling approximately 13,634,004 shares. The shares tendered represented approximately 83.5% of the outstanding shares of Nevada Pacific as of March 23, 2007.

In consideration for the acquisition of Tone Resources, Canadian Exchange Co issued 0.26 exchangeable shares of Canadian Exchange Co. for each share of Tone Resources tendered and accepted by us, totaling approximately 4,886,110 shares. The shares tendered represented approximately 89.4% of the outstanding shares of Tone Resources as of March 23, 2007.

In consideration for the acquisition of White Knight, Canadian Exchange Co issued 0.35 exchangeable shares of Canadian Exchange Co. for each share of White Knight tendered and accepted by us, totaling approximately 19,507,560 shares. The shares tendered represented approximately 93.7% of the outstanding shares of White Knight as of March 23, 2007.

The exchangeable shares, which are traded on the Toronto Stock Exchange under symbol UXE.TO, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, are intended to provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of a share of common stock of the Company. Accordingly, the exchangeable shares are included as part of the consolidated share capital of the Company.

Each warrant or stock option of the Target Companies which gives the holder the right to acquire common shares of each of the Targets, when presented for exercise, will be structured to be effectively exchanged for warrants to purchase exchangeable shares of Canadian Exchange Co., at the same exchange rate offered in the offers, and we or Canadian Exchange Co. would assume or adopt the Target Company stock option plans.  The options and warrants of the Targets to be exercised in exchange for the Company’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model.

	Warrants	Stock Options
Nevada Pacific	$12,365,070	$2,252,353
Tone Resources	$3,587,662	$1,069,183
White Knight	$—	$1,144,500

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

Risk-free interest rate	5%
Dividend yield	N/A
Volatility factor	102%
Expected life – options	0.25-4 years
Remaining periods to expiration dates – warrants	9-14 months

The business combinations have been accounted for as a purchase transaction, with the Company being identified as the acquirer and each of Nevada Pacific, Tone Resources and White Knight as the acquirees pursuant to SFAS 141 Business Combinations.

The measurement of the purchase consideration is based on market prices of the Company’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share.

The preliminary allocation of the purchase price of the shares of Nevada Pacific, Tone Resources and White Knight is summarized in the following table and is subject to further refinement:

	White Knight	Nevada	Tone	Total
Preliminary purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$115,094,604	$80,440,624	$28,828,049	$224,363,277
Stock options to be exchanged for options of US Gold Corporation	1,144,500	2,252,353	1,069,183	4,466,036
Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	12,365,070	3,587,662	15,952,732
Acquisition costs	2,009,186	1,643,073	578,784	4,231,043
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Net assets acquired:
Cash and cash equivalents	$5,389,982	$208,390	$1,037,971	$6,636,343
Other current assets	156,535	508,960	16,066	681,561
Other assets (long term)	—	283,976	17,030	301,006
Property, plant and equipment, net	1,220,502	8,511,779	—	9,732,281
Mineral property interests	151,981,584	127,076,604	48,055,025	327,113,213
Reclamation bonds	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,540)	(2,068,412)	(138,127)	(2,424,079)
Other liabilities	—	(75,161)	—	(75,161)
Retirement obligation	(143,760)	(1,691,130)	—	(1,834,890)
Future income tax liability	(52,878,383)	(44,423,633)	(16,799,150)	(114,101,166)
Minority interest	(462,874)	(904,548)	(100,282)	(1,467,704)
Net identifiable assets	105,267,901	87,514,508	32,118,678	224,901,087
Residual purchase price allocated to goodwill	12,980,389	9,186,612	1,945,000	24,112,001
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Minority interests have been assigned to the 16.5%, 10.6% and 6.3% interests in each of Nevada Pacific, Tone Resources and White Knight that the Company did not own as of March 28, 2007 or at  March 31, 2007.

The purchase consideration for the mining assets exceeded the carrying value of the underlying assets for tax purposes by approximately $212,292,415. This amount has been applied to increase the carrying value of the mineral properties for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of approximately $114,101,166 was also applied to increase the carrying value of the mineral properties.

For the purposes of these consolidated financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, with goodwill assigned to specific reporting units, based on management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared. The Company will continue to review information relating to each of the Targets’ assets and intends to perform further analysis with respect to these assets, including an independent valuation, prior to finalizing the allocation of the purchase price. This process will be performed in accordance with EITF Abstracts, Issue No. 04-3, Mining Assets: Impairment and Business Combinations. Although the results of this review are presently unknown, it is anticipated that it will result in a change to the amount assigned to goodwill and a change to the value attributable to tangible assets.

SFAS 141 “Business Combinations” require supplemental information on a pro forma basis to disclose the results of operations for the interim period as though the business combination had been completed as of the beginning of the periods being reported on.

The following table sets forth on a pro forma basis, the results of US Gold, had the acquisition of the Targets been completed on January 1, 2007 and 2006:

	U.S. Gold	White Knight	NevadaPacific	Tone Resources
Three months ended March 31, 2007	Corporation	Resources Ltd.	Gold Ltd.	Limited (a)	Combined

Revenue	$—	$—	$—	$—	$—
Net (loss) for the period	(8,724,358)	(4,354,156)	(2,435,298)	(185,120)	(15,698,932)
(Loss) per share					$(0.18)

	U.S. Gold	White Knight	NevadaPacific	Tone Resources
Three months ended March 31, 2006	Corporation	Resources Ltd.	Gold Ltd.	Limited (a)	Combined

Revenue	$—	$—	$1,389,694	$—	$1,389,694
Net (loss) for the period	(68,763,966)	(2,129,745)	(1,222,450)	(307,939)	(72,424,100)
(Loss) per share					$(1.02)

(a) Reflects Tone's results for the three months period ended February 28, 2007 and 2006

3.             Mineral Properties and Retirement Obligations

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company (“TSLLC”) which, in turn, owns the Tonkin gold property located in Eureka County, Nevada.  During 2006, the Company initiated an extensive multi-year, property-wide, integrated exploration program at Tonkin with drilling expected to continue into 2008. This program contemplates completing approximately 400,000 feet of drilling at a total cost of approximately $30 million. Of that amount, the Company spent approximately $9.2 million in 2006 and approximately $6.7 million during the three month period ended March 31, 2007.

The Company, through TSLLC, controls the approximate 46 square mile Tonkin project, located on the Cortez Trend. In addition to the Tonkin property, effective March 28, 2007, the Company acquired majority interests of the Target Companies.  The following is a general description of each of the Target Companies’ mineral properties, based on initial property reviews:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: the Battle Mountain/Eureka Trend/Cortez Trend and the Carlin Trend.

White Knight controls a large land holding in Nevada, with most of the properties located in the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles; 15 of the properties are located in the Cortez Trend. Four of these properties are joint ventured to various companies subject to earn-in agreements. Barrick Gold has earned in to 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau retaining 10%.  In the three remaining joint ventures White Knight holds 100% ownership with the joint ventures currently advancing.

Tone Resources controls substantially all mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada.   Tone Resources’ mineral properties were acquired from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4% of net smelter returns.

Based on initial property reviews, the current consolidated Nevada land package for the consolidated group is close to 250 square miles, of which approximately 70%, or 170 square miles, is on the Cortez trend.

The Company is responsible for reclamation of certain past and future disturbances at the Tonkin property.  The Company maintains required bonding and at March 31, 2007 has cash bonding in place of $3,119,101.  The Company completed an updated reclamation cost estimate during the first quarter of 2007 which has been submitted to the BLM for review.  In connection with the acquisition of majority interest in the Target Companies effective March 28, 2007, the Company assumed and consolidated the respective asset retirement and reclamation obligations of those companies, as reflected in the table below, as well as $339,683 in restrictive deposits to secure those obligations.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of asset retirement obligation projected for books since January 1, 2007:

Asset retirement and reclamation liability-January 1, 2007	$3,605,452
Retirement expenditures during three months ended March 31, 2007	(86,456)
Accretion of liability at 8.72% annual rate	194,839
Retirement and reclamation liability of Target Companies	1,834,890
Asset retirement and reclamation liability-March 31, 2007	$5,548,725

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold or silver production of the various mineral properties, if any.  There was no projected adjustment during 2007 for amortization expense of capitalized asset retirement cost required under SFAS 143 since none of these properties were in operation. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

4.             Property and Equipment

At March 31, 2007, property and equipment consisted of the following:

Trucks & trailers	$850,695
Office furniture and equipment	444,619
Drill Rigs	1,114,702
Building	607,913
Deferred mine costs	6,090,187
Mining Equipment	1,686,962
Subtotal	10,795,078
Less: accumulated depreciation	(156,047)
Total	$10,639,031

Depreciation and amortization expense for the three month periods ended March 31, 2007 and 2006 were $47,416 and $5,561 respectively.

5.             Income Taxes

Beginning January 1, 2007, FIN 48, Accounting for Uncertainty in Income Taxes, became effective and the Company adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized. An entity is required to recognize the best estimate of a tax position if that position is more likely than not to be sustained upon examination, based solely on the technical merits of the position.  The Company has determined that the adoption of FIN 48 has had no impact on its consolidated financial statements, except as described below.

On March 28, 2007, the Company completed the acquisition of certain businesses, as more fully described in Note 2. The Company is currently in the process of completing its due diligence and independent valuations of the assets and liabilities assumed, including any potential items giving rise to a liability under FIN 48. Upon completion of the due diligence and valuation exercise the Company will record additional liabilities, if any, arising from the adoption of FIN 48 as part of its purchase price allocation.

6.             Shareholders’ Equity

As explained further in Note 2, effective March 28, 2007, the Company’s wholly-owned subsidiary, Canadian Exchange Co., took up and accepted the shares tendered by the shareholders of the Target Companies and issued 38,027,674 exchangeable shares in payment for the tendered shares of the Targets.   The exchangeable shares, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, are intended to provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company. Accordingly, the exchangeable shares are included as part of the consolidated share capital of the Company.  As of May 11, 2007, 9,352,564 exchangeable shares of Canadian Exchange Co. had been converted into an equivalent number of common shares of the company.

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

On July 24, 2006, the Company entered into agreements that modified the terms of the indentures executed in connection with the Private Placement.  The execution of the Supplemental Indentures terminated derivative financial instrument accounting treatment for the Warrants and the Subscription

Receipts effective July 24, 2006, and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity.

Stock Options.  During January 2007, the Company issued 12,000 shares upon exercise of stock option agreements at an exercise price of $2.12 per share for proceeds of $25,440.

Effective January 1, 2006, the Company implemented the rules of SFAS 123, “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company’s stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  Related to this implementation, the Company recorded an increase in Capital Stock of $337,476 and a corresponding charge to Accumulated (deficit) to reflect the prior year’s effect of this implementation, and during the three months ended March 31, 2006 and 2007, expensed $268,000 and $438,818 of similar costs related to the service period.  Related to the acquisitions of the Target Companies, at March 31, 2007, there remains $1,470,704 of future expense related to existing stock option grants which will be expensed: $803,983 during the remainder of 2007, $483,021 during 2008 and $183,021 during 2009.

7.             Related Party Transactions

Robert R. McEwen.   On February 12, 2007, we commenced formal offers to acquire all the outstanding shares of the Target Companies. These offers expired on March 23, 2007 and we took up and paid for all of the common shares of the Target Companies that were validly tendered and not withdrawn shortly thereafter.  Prior to the commencement of the tender offers, Robert McEwen, our Chairman, Chief Executive Officer and the owner of more than 10% of our common stock, held securities of each of the three Target Companies.  He also served on the boards of directors of Nevada Pacific and Tone Resources prior to resigning in May 2006.  Mr. McEwen owned 9,552,427 common shares of White Knight, 12,500,000 common shares of Nevada Pacific and warrants exercisable to acquire 12,500,000 common shares of Nevada Pacific and 2,500,000 common shares of Tone Resources and warrants to acquire 2,500,000 common shares of Tone Resources.

In connection with our offers, Mr. McEwen tendered all of his shares in the Target Companies and received exchangeable shares of Canadian Exchange Co., which are exchangeable on a one-for-one basis with our common stock.  Mr. McEwen received exchangeable shares on the same basis as the other shareholders of the Target Companies, for a total of 6,868,350 exchangeable shares.

Effective January 1, 2007, we entered into a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide us with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support during the term of the Services Agreement. The Services Agreement extends until December 31, 2007 and provided for total payments of approximately $366,500.  This Service Agreement is substantially similar to the Services Agreement with 208 which terminated December 31, 2006.  During the three months ended March 31, 2007, the Company accrued and paid 208 $83,895 under the 2007 Services Agreement.  Since the 2006 agreement was not entered into until June 1, 2006, no similar expense was recorded for the three months ended March 31, 2006. A company owned by Robert McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208.

Ann S. Carpenter.  Prior to the commencement of the tender offers, Ms. Carpenter, our President and Chief Operating Officer, held securities of two of the three Target Companies.  Ms. Carpenter owned 4,000 common shares of White Knight and 5,000 common shares of Nevada Pacific.  Ms. Carpenter tendered all of her shares in the Target Companies and received exchangeable shares of Canadian Exchange Co., which are exchangeable on a one-for-one basis with our common stock.  Ms. Carpenter received exchangeable shares on the same terms as the other shareholders of the Target Companies, for a total of 2,550 exchangeable shares.

8.              Restatement

The consolidated unaudited statement of operations for the three months ended March 31, 2006 has been restated to reverse the amortization expense related to offering costs related to the financing completed February 22, 2006 (see Note 7).  The Company initially amortized the offering costs until the subscription receipts were converted into common stock and warrants, effective August 10, 2006, when the balance of offering costs were charged against the gross proceeds of the offering.  As specific costs directly attributable to a proposed or actual offering of securities are to be deferred and charged against the gross proceeds of the offering, the total of offering costs should have been deferred without amortization and charged to capital stock with the conversion of the subscription receipts. These restatements had the impact of decreasing the net loss for the three months ended March 31, 2006 by $67,078.

The following table of summarized unaudited consolidated statements of operations for the three months ended March 31, 2006, reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of
Operations-Three months ended March 31,
2006, Unaudited	As Reported	Adjustments	As Restated
Amortization of offering costs	$67,078	$(67,078)	$—
Total costs and expenses	68,985,863	(67,078)	68,916,982
(Loss) before income taxes	(68,831,044)	67,078	(68,763,966)
Net (loss)	(68,831,044)	67,078	(68,763,966)
Basic and diluted net (loss) per share data:
Basic and diluted	$(2.07)	$—	$(2.07)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2007 and compares it to our financial condition at December 31, 2006.  Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2007 and compares those results to the three month period ended March 31, 2006.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB for the year ended December 31, 2006.

On March 5, 2006, the Company announced its intention to acquire, in stock transactions, all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone Resources”), White Knight Resources Ltd. (“White Knight”) and Coral Gold Resources Ltd. (“Coral Gold”). In December 2006, the Company decided not to pursue the proposal to acquire Coral Gold. The offers to purchase the shares of the other target companies were commenced on February 12,

2007 and were conducted by way of take-over bids pursuant to securities legislation in the United States and Canada.

On March 23, 2007 the Company’s wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), took up and accepted the shares tendered by the shareholders of each of Nevada Pacific, Tone Resources and White Knight (the “Targets” or “Target Companies”). Subsequent to March 23, 2007, the Company completed several key steps necessary to achieve full control over the assets and operations of the acquired companies, including the appointment of its nominees to the respective boards. On March 28, 2007, payment for the common shares of the target companies tendered to the offers and not withdrawn was made and we issued 38,027,674 exchangeable shares of Canadian Exchange Co.  Through May 11, 2007, 9,352,564 exchangeable shares of Canadian Exchange Co had been converted into an equivalent number of common shares of the Company.

We plan to acquire any common shares of each of the Target Companies not purchased pursuant to the offers through a statutory plan of arrangement (similar to a merger in the United States) or similar transaction under Canadian law providing for a mandatory exchange of all remaining outstanding common shares of the Target Companies for additional exchangeable shares of Canadian Exchange Co., which we expect we will structure so that warrants to purchase the Target Company’s common shares would be exchanged for warrants to purchase exchangeable shares of Canadian Exchange Co. at the same exchange rate offered in the offers and we or Canadian Exchange Co. would assume or adopt the Target Company stock option plans.

The following is a general description of the mineral properties of the Target Companies and US Gold:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: the Battle Mountain/Eureka Trend/Cortez Trend and the Carlin Trend.

White Knight controls a large land holding in Nevada, with most of the properties located in the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles; 15 of the properties are located in the Cortez Trend. Four of these properties are joint ventured to various companies subject to earn-in agreements.  Barrick Gold has earned in to 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau retaining 10%.  In the three remaining joint ventures White Knight holds 100% ownership with the joint ventures currently advancing.

Tone Resources controls substantially all mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada. Tone Resources’ mineral properties were acquired from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4% of net smelter returns.

The Company, through TSLLC, controls the approximately 46 square mile Tonkin project, located on the Cortez Trend.  Based on initial property reviews, the current consolidated Nevada land package for the four companies is close to 250 square miles, of which approximately 70%, or 170 square miles, is on the Cortez trend.

Plan of Operation

Our plan of operation for 2007 is to continue an extensive multi-year exploration and evaluation program at the Tonkin property, and to evaluate and integrate, if possible, exploration on the mineral properties acquired with the Target Company acquisitions. The company-wide exploration budget for 2007 is approximately $20 million, of which approximately $6.7 million has been spent at the Tonkin project during the three months ended March 31, 2007.

We have incurred significant fees and expenses in connection with the acquisitions of the Target Companies with $6.8 million expensed during the year ended December 31, 2006, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future.  For the 2007 period and through March 31, we have incurred or accrued approximately $4.6 million of such costs of which $.4 million were expensed prior to the acquisitions being deemed probable, and $4.2 million capitalized in the costs of the acquisitions. Moreover, we are likely to incur additional expenses in future periods in connection with the integration of the Target Companies’ businesses with our business.

We expect to devote substantial efforts during 2007 to the integration of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees and other related costs.  These efforts are not expected to directly impact our exploration and evaluation of the Tonkin property or the acquired properties of the Target Companies.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $40,360,915 comprised of current assets of $49,523,577 and current liabilities of $9,162,662.   This represents a decrease of approximately $7,442,451 from the working capital of $47,803,366 from fiscal year end December 31, 2006.

Net cash used in operations increased to $7,088,500 for the three months ended March 31, 2007 from $681,475 for the corresponding period in 2006.  Cash paid to suppliers, consultants and employees increased to $7,652,173 during the 2007 period from $705,927 during the 2006 period, primarily reflecting increased payments to consultants in connection with exploration, property holding costs and fees and expenses in connection with the proposed acquisitions.

Our exploration program at Tonkin Springs as discussed above is budgeted for approximately $20 million for years 2007 and possibly into 2008, for which we believe we have enough cash on hand to fund.  In addition, costs and expenses related to integration of the Target Companies are anticipated to involve substantial expenses, currently estimated at approximately $1 million. Our only source of capital at present is from equity financing since we have no revenue.  We anticipate that we will be able to attract additional equity funding as a result of the Target Companies.

Cash provided by investing activities was $4,733,816 for the first quarter of 2007, primarily reflecting approximately $6.6 million of cash acquired with the Target acquisitions, compared to cash used of $(6,389) in the comparable period of 2006. Cash flow provided by financing activities decreased to $23,524 in the first quarter of 2007 compared to $34,353,445 in the comparable period of 2006, primarily reflecting the financing completed February 22, 2006 of $34,355,250 net of issuance cost.

2006 Financing.   On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were immediately received by the Company with the balance of $34,355,250 (net of issuance costs) received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds.  Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company’s common stock and one-half of one common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00.  As noted below, the 2006 financing required the Company to employ Derivative Instrument accounting at the issuance date and March 31, 2006, due to certain provisions included in that financing.

Results of Operations

Three month period ended March 31, 2007 compared to 2006

For the three months ended March 31, 2007, we recorded a net loss of $(8,724,358), or $(0.17) per share, compared to a loss for the corresponding period of 2006 of $(68,763,966) or $(2.07) per share.  The substantial decrease in net loss from 2006 was primarily the result of the absence of Derivative Instrument expense of $67,016,259 in the 2007 period.  In July 2006, the Company entered into agreements that modified the terms of the indentures related to the February 2006 financing, and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity during the third quarter ended September 30, 2006.

General and administrative expense increased $354,118 in the three months ended March 31, 2007 compared to the same period of 2006, primarily due to increase in shareholder communication costs and salaries. Acquisition costs for the 2007 period until the date the acquisitions were considered probable, which was approximately January 31, 2007, were $451,422 while during the corresponding period of 2006, $526,382 was recorded.  Property holding costs related to the Tonkin project increased slightly to $569,140 during the 2007 period compared to $416,942 in 2006.  Exploration costs in 2007 were $6,689,216, reflecting an active drilling program, while during the same period of 2006, the exploration program was primarily in the planning and evaluation phase with costs of $74,771.  Stock option expense increase to $438,818 in the 2007 period compared to $268,000 for the same three months of 2006 reflecting the effect of additional stock options granted during 2006.  Accretion of asset retirement obligation at Tonkin increased to $194,839 for the three months ended March 31, 2007, compared to $65,927 in the same period of 2006, reflecting the updated reclamation cost estimate developed in late 2006.  Interest income increased to $559,473 in the 2007 period compared to $154,819 in 2006, reflecting higher average levels of interest bearing deposits during the 2007 period.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, and commodity price fluctuations. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, purchases of labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact the costs incurred at our operations. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of capital assets in US dollar terms at our properties located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.

Interest Rate Risk

We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock. Movements in the price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

We currently do not have any production at any of our units and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

Item 4. CONTROLS AND PROCEDURES

 (a)          We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

 (b)          Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of shareholders on March 15, 2007. At the meeting, the shareholders approved  amendments to the Articles of Incorporation to i)  remove provisions related corporate opportunities to allow the Board of Directors to adopt and maintain an updated corporate opportunity policy, ii) replace vague and outdated references to statutory provisions, and iii) to create a new class of US Gold stock composed of one share of preferred stock, designated as Series A Special Voting Preferred Stock, no par value, to be issued in connection with the proposed acquisitions.  The shareholders also approved the issuance of Canadian Exchange Co. exchangeable shares, and an equivalent number of shares of common stock of US Gold upon exchange of such exchangeable shares, related to the proposed acquisitions of all of the outstanding common shares of each of i) Nevada Pacific, ii) Tone Resources, and iii) White Knight.  The votes on these resolutions were as follows:

Amendment of Articles of Incorporation updating corporate opportunity policy

Votes For: 29,491,492	Votes Against: 187,328	Abstain: 50,662

Amendment of Articles of Incorporation to replacing references to statutory provisions

Votes For: 29,576,739	Votes Against: 121,209	Abstain: 31,534

Amendment of Articles of Incorporation to create a new class of stock

Votes For: 29,436,857	Votes Against: 248,856	Abstain: 43,769

Approve the issuance of 21,115,593 exchangeable shares and issuance of an equivalent number of US Gold common stock in connection with the Nevada Pacific offer

Votes For: 29,540,696	Votes Against: 142,518	Abstain: 46,268

Approve the issuance of 6,743,825 exchangeable shares and issuance of an equivalent number of US Gold common stock in connection with the Tone Resources offer

Votes For: 29,522,844	Votes Against: 144,263	Abstain: 62,375

Approve the issuance of 23,659,640 exchangeable shares and issuance of an equivalent number of US Gold common stock in connection with the White Knight

Votes For: 23,538,013	Votes Against:141,943	Abstain: 49,526

Item 6.  Exhibits

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation filed with the Secretary of State of Colorado on March 16, 2007.
10.1	Rights, Privileges, Restrictions and Conditions Attaching to the Exchangeable Shares of US Gold Canadian Acquisition Corporation.
10.2	Voting and Exchange Trust Agreement among US Gold Corporation, US Gold Alberta ULC, US Gold Canadian Acquisition Corporation and Computershare Trust Company of Canada dated March 22, 2007.
10.3	Support Agreement between US Gold Corporation, US Gold Alberta ULC and US Gold Canadian Acquisition Corporation dated March 22, 2007.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: May 14, 2007	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: May 14, 2007	By: William F. Pass, Vice President and
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Articles of Incorporation filed with the Secretary of State of Colorado on March 16, 2007.
10.1	Rights, Privileges, Restrictions and Conditions Attaching to the Exchangeable Shares of US Gold Canadian Acquisition Corporation.
10.2	Voting and Exchange Trust Agreement among US Gold Corporation, US Gold Alberta ULC, US Gold Canadian Acquisition Corporation and Computershare Trust Company of Canada dated March 22, 2007.
10.3	Support Agreement between US Gold Corporation, US Gold Alberta ULC and US Gold Canadian Acquisition Corporation dated March 22, 2007.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.