Form 10-Q
period 2007-06-30
U S GOLD CORP
filed 2007-08-14
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,678,345 shares outstanding as of August 7, 2007.

US GOLD CORPORATION

US GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,390,321	$50,921,877
Other current assets	842,761	285,103
Total current assets	36,233,082	51,206,980

Property and equipment, net	9,441,208	742,238
Mineral property interests	375,339,846	0
Restrictive time deposits for reclamation bonding	4,310,857	3,102,317
Goodwill	24,112,001	—

Other assets:
Inactive milling equipment	777,819	777,819
Long-lived asset-asset retirement	3,300,215	3,300,215
Other assets	395,937	269,766
Total other assets	4,473,971	4,347,800

TOTAL ASSETS	$453,910,965	$59,399,335

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,861,162	$3,178,357
Retirement obligation (reclamation activities)	116,512	225,257
Total current liabilities	4,977,674	3,403,614

Retirement obligation	5,272,010	3,380,195
Deferred income tax liability	130,960,309	—
Other liabilities	202,825	130,868
Total liabilities	141,412,818	6,914,677

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 65,099,630 shares issued and outstanding as of June 30, 2007 and 50,046,755 issued and outstanding as of December 31, 2006	252,961,195	163,404,798
Canadian Acquisition exchangeable shares, no par value, unlimited shares authorized; 27,961,286 shares issued and outstanding as of June 30, 2007, none issued and outstanding as of December 31, 2006	187,582,973	—
Accumulated (deficit)	(128,046,021)	(110,920,140)
Total shareholders’ equity	312,498,147	52,484,658

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$453,910,965	$59,399,335

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
REVENUE:
Revenue	$—	$—	$—	$—
Total revenue	—	—	—	—

COSTS AND EXPENSES:
General and administrative	1,452,422	905,930	2,388,387	1,449,070
Acquisition costs	—	2,857,996	451,423	3,384,378
Property holding costs	1,678,501	364,911	2,247,641	781,853
Exploration costs	5,241,763	925,652	11,930,979	1,000,423
Stock option expense	680,067	268,000	1,118,885	536,000
Accretion of asset retirement obligation	(2,246)	70,062	192,593	135,989
Change in value of derivatives	—	(7,989,375)	—	59,026,884
Depreciation	72,926	7,033	120,342	12,594
Total costs and expenses	9,123,433	(2,589,791)	18,450,250	66,327,191

Operating income (loss)	(9,123,433)	2,589,791	(18,450,250)	(66,327,191)

OTHER INCOME (EXPENSES):
Interest income	339,326	333,559	898,799	488,378
Interest expense	(300)	(1,639)	(556)	(3,442)
Foreign currency gain	33,572	—	38,107	—
Total other income	372,598	331,920	936,350	484,936

Income (loss) before income taxes	(8,750,835)	2,921,711	(17,513,900)	(65,842,255)
Provision for income taxes	—	—	—
Net income (loss) before minority interest	$(8,750,835)	$2,921,711	$(17,513,900)	$(65,842,255)

Minority interest share of net (loss)	388,020	—	388,020	—

Net income (loss)	$(8,362,815)	$2,921,711	$(17,125,880)	$(65,842,255)

Weighted average common shares outstanding-basic	88,259,042	33,296,755	51,835,473	33,296,755
-diluted	88,259,042	60,897,755	51,835,473	32,296,755
Basic and diluted per share data:
Net income (loss) - basic	$(0.09)	$0.09	$(0.33)	$(1.98)
- diluted	$(0.09)	$0.05	$(0.33)	$(1.98)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
CONSOLIDATED  STATEMENTS OF CASH FLOWS
For Six Months Ended June 30,
(UNAUDITED)

	2007	2006
		(Restated)
Cash flows from operating activities:
Cash paid to suppliers and employees	$(19,541,028)	$(5,077,186)
Interest received	1,033,079	380,302
Interest paid	(556)	(3,442)
Income taxes paid	—	—
Cash (used in) operating activities	(18,508,505)	(4,700,326)
Cash flows from investing activities:
Cash from acquisitions	6,133,471	—
Capital expenditures	(245,696)	(62,046)
Increase to restricted investments securing reclamation	(868,858)	(150,000)
Acquisition costs for mineral property interests	(3,775,049)	—
Cash provided by (used in) investing activities	1,243,868	(212,046)
Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	—	34,355,250
Exercise of stock options	1,209,554	—
Payments on installment purchase contracts	(3,860)	(54,778)
Cash provided by financing activities	1,205,694	34,300,472
Effect of exchange rate change on cash and cash equivalents	527,387	—
Increase (decrease) in cash and cash equivalents	(15,531,556)	29,388,100
Cash and cash equivalents, beginning of period	50,921,877	677,518
Cash and cash equivalents, end of period	35,390,321	$30,065,618
Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(17,125,880)	$(65,842,255)
Items not providing/requiring cash:
Change in interest receivable	134,280	(108,076)
Stock option expense	1,118,885	536,000
Accretion of asset retirement obligation	192,593	135,989
Change in value of derivative	—	59,026,884
Depreciation and amortization	120,342	12,594
Decrease in other assets related to operations	443,378	33,074
Increase (decrease) in liabilities related to operations	(3,004,083)	1,505,464
Minority interests	(388,020)	—
Cash (used in) operating activities	$(18,508,505)	$(4,700,326)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

In management’s opinion, the condensed consolidated balance sheets as of June 30, 2007 (unaudited) and December 31, 2006, the condensed unaudited statements of operations for three and six months ended June 30, 2007 and statements of cash flows for the six month periods ended June 30, 2007 and 2006, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006. The unaudited statement of operations for the three and six months ended June 30, 2006 have been restated to reverse the amortization expense associated with offering costs related to the financing completed February 22, 2006 (see Note 8).  Certain reclassifications have been made in the financial statements for the three and six months ended June 30, 2006 to conform to accounting and financial statement presentations for the periods ended June 30, 2007.  The changes had no effect on Net income (loss) for the three and six months ended June 30, 2006.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as the accounts of three exploration companies acquired effective March 28, 2007 and June 28 and 29, 2007 as more fully disclosed in Note 2.  Significant intercompany accounts and transactions have been eliminated.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (88,259,042 and 33,296,755 for three month periods ended June 30, 2007 and 2006 and 51,835,473 and 33,296,755 for the six month periods ended June 30, 2007 and 2006).  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.  For the three months ended June 30, 2006, fully diluted shares total 60,897,755. For the three and six  months ended June 30, 2007 and the six months ended June 30, 2006, subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.             Business Acquisitions

On June 28 and 29, 2007, the Company and its wholly-owed subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually, and collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”).  The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone, and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by the Company were acquired.  Therefore, the Company and Canadian Exchange Co. own 100% of the Acquired Companies as of June 30, 2007.

The Company believes the acquisition of the Acquired Companies was beneficial because each of them was exploring in the Cortez Trend in Nevada and owned and operated exploration properties that are adjacent to or near our Tonkin property, and because the acquisitions resulted in US Gold having a larger land position within the Cortez Trend along with added technical expertise with retained key employees of the Acquired Companies.

In the Tender Offer transactions, Canadian Exchange Co. issued approximately 38,027,674 exchangeable shares to tendering shareholders, and in the second phase acquisition transactions, issued approximately 4,941,156 additional exchangeable shares, for aggregate of approximately 42,968,830 exchangeable shares of Canadian Exchange Co. for all of the Acquired Companies, as reflected in the following table:

Canadian Exchange Co. Shares

	Tender Offer	Second Transaction	Total
Nevada Pacific	13,634,004	2,752,678	16,386,682
Tone	4,886,110	732,222	5,618,332
White Knight	19,507,560	1,456,256	20,963,816
Total	38,027,674	4,941,156	42,968,830

The exchangeable shares are exchangeable for the Company’s common stock on a one-for-one basis.  Optionholders and warrantholders of the Acquired Companies have received replacement options or warrants entitling the holders to receive, upon exercise, shares of the Company’s common stock reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share of common stock.

The options and warrants of the Acquired Companies exercisable for the Company’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below:

	Warrants	Stock Options
Nevada Pacific	$12,365,070	$2,252,353
Tone	3,587,662	1,069,183

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

Risk-free average interest rate	5%
Dividend yield	N/A
Volatility factor	102%
Expected life — options	0.25-4 years
Remaining periods to expiration dates — warrants	9-14 months

The acquisitions have been accounted for as a purchase transaction, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees pursuant to SFAS 141 “Business Combinations”.

The measurement of the purchase consideration is based on market prices of the Company’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share.

The preliminary allocation of the purchase price for the shares of Nevada Pacific, Tone and White Knight is summarized in the following table and is subject to further refinement:

	White Knight	Nevada Pacific	Tone	Total
Preliminary purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$115,094,604	$80,440,624	$28,828,049	$224,363,277
Stock options to be exchanged for options of US Gold Corporation	1,144,500	2,252,353	1,069,183	4,466,036
Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	12,365,070	3,587,662	15,952,732
Acquisition costs	2,009,186	1,643,073	578,784	4,231,043
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Net assets acquired:
Cash and cash equivalents	$5,389,982	$208,390	$1,037,971	$6,636,343
Other current assets	156,535	508,960	16,066	681,561
Long - term receivable	482,008	—	—	482,008
Deferred compensation charges	—	283,976	17,030	301,006
Property, plant and equipment, net	61,837	8,511,779	—	8,573,616
Mineral property interests	153,021,926	127,076,604	48,055,025	328,153,555
Reclamation bonds	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,540)	(2,068,412)	(138,127)	(2,424,079)
Other liabilities	—	(75,161)	—	(75,161)
Retirement obligation	(143,760)	(1,691,130)	—	(1,834,890)
Deferred income tax liability	(53,242,068)	(44,423,633)	(16,799,150)	(114,464,851)
Minority interest	(462,874)	(904,548)	(100,282)	(1,467,704)
Net identifiable assets	105,267,901	87,514,508	32,118,678	224,901,087
Residual purchase price allocated to goodwill	12,980,389	9,186,612	1,945,000	24,112,001
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Minority interests have been assigned to the 16.5%, 10.6% and 6.3% interests in each of Nevada Pacific, Tone and White Knight that the Company did not own until June 28 and 29, 2007.

The purchase consideration for the mining assets exceeded the carrying value of the underlying assets for tax purposes by approximately $212,969,072. This amount has been applied to increase the carrying value of the mineral properties for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of approximately $114,464,851 was also applied to increase the carrying value of the mineral properties.

For the purposes of the Company’s financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, with goodwill assigned to specific reporting units, based on management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared. The Company will continue to review information relating to each of the Acquired Companies’ assets and intends to perform further analysis with respect to these assets, including an independent valuation, prior to finalizing the allocation of the purchase price. This process will be performed in accordance with EITF Abstracts, Issue No. 04-3, Mining Assets: Impairment and Business Combinations. Although the results of this review are presently unknown, it is anticipated that it will result in a change to the amount assigned to goodwill and a change to the value attributable to tangible assets.

As previously described, as of June 28 and 29, 2007, the Company acquired the remaining minority interests in each of the 16.5%, 10.6% and 6.3% interests in each of Nevada Pacific, Tone, and White Knight that the Company did not own as of March 31, 2007.  The following table sets out details of the consideration issued in the second stage transactions and the allocation of the cost of acquisition:

	White Knight	Nevada Pacific	Tone	Total
Preliminary purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$8,591,912	$16,240,800	$4,295,086	$29,127,798
Acquisition costs	742,236	606,985	213,815	1,563,036
	$9,334,148	$16,847,785	$4,508,901	$30,690,834

Deferred income tax liability	$(5,016,842)	$(9,055,209)	$(2,423,407)	$(16,495,458)
Acquired mineral property interests	14,350,990	25,902,994	6,932,308	47,186,292
Net identifiable assets	9,334,148	16,847,785	4,508,901	30,690,834
	$9,334,148	$16,847,785	$4,508,901	$30,690,834

SFAS 141 “Business Combinations” require supplemental information on a pro forma basis to disclose the results of operations for the interim periods as though the business combination had been completed as of the beginning of the periods being reported on.

The following table sets forth on a pro forma basis, the results of operations for US Gold, had the acquisition of the Acquired Companies been completed on January 1, 2007 and 2006:

Six months ended June 30, 2007	US Gold	White Knight	Nevada Pacific	Tone	Combined

Revenue	$—	$—	$—	$—	$—
Net (loss) before minority interest for the period	(17,513,900)	(4,354,156)	(2,435,298)	(185,120)	(24,488,474)
(Loss) per share					$(0.26)

Six months ended June 30, 2006	US Gold	White Knight	Nevada Pacific	Tone (a)	Combined

Revenue	$—	$—	$2,943,367	$—	$2,943,367
Net (loss) before minority interest for the period	(65,842,255)	(3,052,457)	(3,328,366)	(635,252)	(72,858,330)
(Loss) per share					$(1.19)

(a) Reflects Tone’s results for the 6 months ended May 31, 2006

3.     Mineral Properties and Retirement Obligations

The Company owns 100% of Tonkin Springs LLC, a Delaware limited liability company (“TSLLC”) which, in turn, owns the Tonkin gold property located in Eureka County, Nevada.  During 2006, the Company initiated an extensive multi-year, property-wide, integrated exploration program at Tonkin with drilling expected to continue into 2008.  The exploration program now includes the acquired properties of the Acquired Companies. This program contemplates completing approximately 400,000 feet of drilling at a total cost of approximately $30 million. Of that amount, the Company spent approximately $9.2 million in 2006 and approximately $11.9 million during the six month period ended June 30, 2007.

The Company, through TSLLC, controls the approximate 46 square mile Tonkin project, located on the Cortez Trend in Nevada.  In addition to the Tonkin property, effective March 28, 2007 and June 28 and 29, 2007, the Company acquired 100% interest of the Acquired Companies.  The following is a general description of each of the Acquired Companies’ mineral properties based on initial property reviews:

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

White Knight controls a large land holding in Nevada, with most of the properties located in the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles: 15 of the properties are located in the Cortez Trend. Four of these properties are joint ventured to various companies subject to earn-in agreements.  Barrick Gold Corporation has earned a 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau Resources Ltd. retaining 10%. In the three remaining joint ventures, White Knight holds 100% ownership.

Tone controls substantially all mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada.   Tone’s mineral properties were acquired by Tone from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4% of net smelter returns.

Based on initial property reviews, the current consolidated Nevada land package for the consolidated group is close to 250 square miles, of which approximately 70%, or 170 square miles, is on the Cortez Trend.

The Company is responsible for reclamation of certain past and future disturbances at the Tonkin property.  The Company completed an updated reclamation cost estimate for the Tonkin property during the first quarter of 2007 which has been submitted to the BLM for review.  In connection with the acquisitions of the Acquired Companies, the Company assumed and consolidated the respective asset retirement and reclamation obligations of those companies, as reflected in the table below, as well as $234,356 in restrictive deposits to secure those obligations. The Company maintains required bonding for all of its properties and at June 30, 2007 has cash bonding in place of $4,310,857.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of asset retirement obligation projected for books since January 1, 2007:

Asset retirement and reclamation liability-January 1, 2007	$3,605,452
Retirement expenditures during six months ended June 30, 2007	(244,413)
Accretion of liability at 8.72% annual rate	192,593
Retirement and reclamation liability of acquisitions	1,834,890
Asset retirement and reclamation liability-June 30, 2007	$5,388,522

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

On June 12, 2007, the Company’s board of directors authorized efforts to investigate strategic alternatives, including the possible sale, of its assets located in Mexico.  Pursuant to the guidelines in Statement of Financial Accounting Standard (SFAS) 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144 Criteria”), the Company has determined that the potential sale of its Mexico assets was not subject to reclassification as a held-for-sale asset as of  June 30, 2007.

4.             Property and Equipment

At June 30, 2007, property and equipment consisted of the following:

Trucks and trailers	$845,053
Office furniture and equipment	427,123
Building	607,913
Deferred mine costs	6,090,187
Mining equipment	1,686,962
Subtotal	9,657,238
Less: accumulated depreciation	(216,030)
Total	$9,441,208

Depreciation and amortization expense for the six month periods ended June 30, 2007 and 2006 were $120,342 and $12,594 respectively.

5.             Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized. An entity is required to recognize the best estimate of a tax position if that position is more likely than not to be sustained upon examination, based solely on the technical merits of the position.  The Company has determined that the adoption of FIN 48 has had no impact on its consolidated financial statements.

As of June 30, 2007, the Company completed the acquisition of certain businesses, as more fully described in Note 2. The Company is currently in the process of completing its due diligence and independent valuations of the assets and liabilities assumed, including any items potentially giving rise to a liability under FIN 48. Upon completion of the due diligence and valuation exercise the Company will record additional liabilities, if any, as part of its purchase price allocation.

6.             Shareholders’ Equity

As explained in Note 2, effective March 28, 2007, the Company’s wholly-owned subsidiary, Canadian Exchange Co., took up and paid for the shares tendered by the shareholders of the Acquired Companies and issued 38,027,674 exchangeable shares for a majority of each of the Acquired Companies.   Effective June 28, 2007, the Company and Canadian Exchange Co. completed plans of arrangement with Nevada Pacific and Tone, and on June 29, 2007, completed a compulsory acquisition of White Knight (collectively the “Second Phase Acquisition Transactions”) under which the Company acquired the remaining shares of each of the Acquired Companies.   Related to the Second Phase Acquisition Transactions, Canadian Exchange Co. issued 4,936,914 additional exchangeable shares, resulting in the issuance of an aggregate 42,964,588 exchangeable shares for the acquisition of 100% of the issued and outstanding shares of the Acquired Companies.

The exchangeable shares, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company. Accordingly, remaining exchangeable shares are included as part of the consolidated share capital of the Company.  Through August 7, 2007, approximately 17,500,000 exchangeable shares of had been converted into an equivalent amount of common stock of the  Company.

With completion of the Acquired Company acquisitions, the Company or its subsidiary assumed obligations under certain stock option plans and warrant agreements of those companies.  As of June 30, 2007, the Company assumed stock options covering approximately 812,918 shares of the Company’s common stock at exercise prices of approximately $1.81 to $6.30 per share and expiring through January 25, 2017, and warrant agreements providing for purchase of approximately 3,625,600 shares of the Company’s common stock at exercise prices of approximately $0.90 to $3.27 per share and expiring December 14, 2007 through May 11, 2008.

On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were received by the Company on February 22, 2006, and the balance of $34,355,250 (net of issuance costs) received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds.  Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company’s common stock and one-half of one common stock purchase warrant (“Warrant”).  Related to this private placement, the Company issued to its placement agent broker warrants to acquire 1,002,000 units at an exercise price of $4.50 per unit.  Each unit consists of one share of common stock and one half common stock purchase Warrant.  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00.  Subsequent to June 30, 2007, the placement agent exercised its broker warrants (see Note 9).

Under applicable accounting rules, the Company accounted for the sale of the Subscription Receipts using derivative instrument accounting.  Thus the related derivative financial instruments were initially accounted for as a liability, and the derivative instrument was then re-valued at March 31 and June 30, 2006, with changes in the fair value reported as charges or credits to operations.  On July 24, 2006, the Company modified the terms of  agreements related to the Private Placement which terminated the requirement for derivative financial instrument accounting treatment and the derivative liability balance at that date was reclassified into common stock within shareholders’ equity.

Stock Options.  During January 2007, the Company issued 12,000 shares upon exercise of stock options at an exercise price of $2.12 per share for proceeds of $25,440.  During June 2007, the Company granted stock options to certain employees for aggregate 301,500 shares at an exercise price of $5.01 per share.  The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.  As noted above, the Company assumed obligations under stock option agreements of the Acquired Companies for an aggregate of 812,918 shares at exercise prices of approximately $1.81 to $6.30 per share and expiring through January 25, 2017.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2006, the Company recorded an expense of $268,000 and $536,000 of similar costs related to the service period and for the three and six months ended June 30, 2007, recorded an expense of $680,067 and $1,118,885 of similar costs.

7.             Related Party Transactions

Robert R. McEwen.

In connection with the acquisition of the Acquired Companies, Robert McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies.  Robert McEwen is the Chairman of our Board of Directors and is our Chief Executive Officer.

In connection with the second stage of the acquisition of the Acquired Companies, the Company assumed the obligations under warrant agreements of those companies.  Warrants of White Knight and Nevada Pacific held by Mr. McEwen were assumed by the Company on the same basis as the other warrant holders, and are now exercisable to acquire 3,525,000 shares of common stock of the Company for exercise prices of approximately $0.90 to $2.40 per share and expiring between December 14, 2007 and May 11, 2008.

Effective January 1, 2007, we entered into a management services agreement (“2007 Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide us with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support during the term of the Services Agreement. The Services Agreement extends until December 31, 2007 and provided for total payments of approximately $336,500.  This 2007 Services Agreement is substantially similar to the Services Agreement with 208 which terminated December 31, 2006.  During the three and six months ended June 30, 2007, the Company accrued and paid 208 $83,895 and $140,707, respectively, under the 2007 Services Agreement.  For the three and six months ended June 30, 2006, the Company paid 208 $77,200 under the Services Agreement since the 2006 agreement was not entered into until June 1, 2006.  A company owned by Robert McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208.

Ann S. Carpenter.

We issued a total of 2,550 exchangeable shares to Ann Carpenter in connection with the acquisition of the Acquired Companies.  Ms. Carpenter is our President, Chief Operating Officer and a member of our Board of Directors.

8.             Restatement

The unaudited consolidated statements of operations for the three and six months ended June 30, 2006 have been restated to reverse the amortization expense associated with offering costs related to the financing completed February 22, 2006 (see Note 6).  The Company initially amortized the offering costs until the subscription receipts were converted into common stock and warrants, effective August 10, 2006, at which time the balance of offering costs were charged against the gross proceeds of the offering.  As specific costs directly attributable to a proposed or actual offering of securities are to be deferred and charged against the gross proceeds of the offering, the total of offering costs should have been deferred without amortization and charged to capital stock with the conversion of the subscription receipts. These restatements had the impact of decreasing the net loss for the three and six months ended June 30, 2006 by $160,988 and $228,066, respectively.

The following table of summarized unaudited consolidated statements of operations for the three and six months ended June 30, 2006, reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations- Unaudited	Three months ended June 30, 2006			Six months ended June 20, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Amortization of offering costs	$160,988	$(160,988)	$—	$228,066	$(228,066)	$—
Total costs and expenses	(2,428,803)	(160,988)	(2,589,791)	66,555,257	(228,066)	66,327,191
Income (loss) before income taxes	2,760,723	160,988	2,921,711	(66,070,321)	228,066	(65,842,255)
Net income (loss)	2,760,723	160,988	2,921,711	(66,070,321)	228,066	(65,842,255)
Basic and diluted net Income (loss) per share data:
Basic	$0.08	$—	$0.09	$(1.98)	$—	$(1.98)
Diluted	$0.05	$—	$0.05	$(1.98)	$—	$(1.98)

9.             Subsequent Events

On July 5, 2007 GMP Securities LP exercised 1,002,000 Agent’s Warrants at $4.50 per unit for a total of $4,509,000.  Each unit consists of one share of common stock and one half common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2007 and compares it to our financial condition at December 31, 2006.  Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2007 and compares those results to the three and six month periods ended June 30, 2006.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB for the year ended December 31, 2006.

On June 28, 2007, the Company and its wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”) completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007.  The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone; and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interest in the Acquired Companies not previously owned by the Company were acquired.  Therefore, the Company and Canadian Exchange Co. own 100% of the Acquired Companies as of June 30, 2007.

Plan of Operation

Our plan of operation for the balance of 2007 is to continue an extensive multi-year exploration and evaluation program at the Tonkin property, and to evaluate and integrate, if possible, exploration on the mineral properties acquired with the Acquired Companies. The company-wide exploration budget for 2007 is approximately $20 million, of which approximately $11.9 million has been spent at the Tonkin project and acquired properties of the Acquired Companies during the six months ended June 30, 2007.  Priority exploration drilling targets on the acquired properties include Gold Pick, located South of the Tonkin property, and the Resurrection Ridge target on the Limousine Butte property located on the Carlin Trend.

We have incurred significant fees and expenses in connection with the acquisitions of the Acquired Companies with $6.8 million expensed during the year ended December 31, 2006, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future.  For the 2007 period and through June 30, we have incurred or accrued approximately $6.2 million of such costs of which $.4 million were expensed prior to the acquisitions being deemed probable, and $5.8 million capitalized in the costs of the acquisitions. Moreover, we are likely to incur additional expenses in future periods in connection with the integration of the Acquired Companies’ businesses with our business.

We expect to devote substantial efforts during 2007 to the integration of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees and other related costs.  These efforts are not expected to directly impact our exploration and evaluation of the Tonkin property or the acquired properties of the Acquired Companies.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $31,255,408 comprised of current assets of $36,233,082 and current liabilities of $4,977,674.   This represents a decrease of approximately $16,547,958 from the working capital of $47,803,366 from fiscal year end December 31, 2006.

Net cash used in operations increased to $18,508,505 for the six months ended June 30, 2007 from $4,700,326 for the corresponding period in 2006.  Cash paid to suppliers and employees increased to $19,541,028 during the 2007 period from $5,077,186 during the 2006 period, primarily reflecting increased exploration expenses, property holding costs and expenses in connection with the Acquired Company acquisitions.

Our exploration program at Tonkin Springs and the acquired properties of the Acquired Companies as discussed above is budgeted for approximately $20 million for years 2007 and possibly into 2008, for which we believe we have enough cash on hand to fund.  Our only source of capital at present is from equity financing since we have no revenue.  We anticipate that we will be able to attract additional equity funding as a result of the Acquired Companies.

Cash provided by investing activities was $1,243,868 for the first half of 2007, primarily reflecting approximately $6.1 million of cash acquired with the acquisitions, compared to cash used of $(212,046) in the comparable period of 2006. Cash flow provided by financing activities decreased to $1,205,694 in the first half of 2007 compared to $34,300,472 in the comparable period of 2006, primarily reflecting the financing completed February 22, 2006 of $34,355,250 net of issuance cost. Cash flow provided by the effect of exchange rate change was $527,387 for the 2007 period.

Subsequent to June 30, 2007 and effective July 5, 2007, our placement agent in the 2006 financing discussed below, exercised its broker warrants to acquire 1,002,000 units at an exercise price of $4.50 per unit for aggregate $4,509,000.  Each unit consists of one share of common stock and one half common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00.  Additionally warrants which expire in 2007 and 2008, if exercised, would result in proceeds to the Company of approximately $3.7 million and $2.9 million respectively.

2006 Financing.   On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were immediately received by us with the balance of $34,355,250 (net of issuance costs) received on August 10, 2006 with release of escrowed funds, for a total of $69,295,760 in net proceeds.  Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of our common stock and one-half of one common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00.  As noted below, the 2006 financing required the Company to employ Derivative Instrument accounting at the issuance due to certain provisions included in that financing.

Results of Operations

Six month period ended June 30, 2007 compared to 2006

For the six months ended June 30, 2007, we recorded a net loss before minority interest of $(17,513,900), or $(0.18) per share, compared to a restated net loss for the corresponding period of 2006 of $65,842,255 or $(1.98) per share.  The substantial decrease in net loss from 2006 was primarily the result of the absence of Derivative Instrument expense of $59,026,884 in the 2007 period.  In July 2006, the Company entered into agreements that modified the terms of the indentures related to the February 2006 financing, and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity during the third quarter ended September 30, 2006.

General and administrative expense increased $939,317 in the six months ended June 30, 2007 compared to the same period of 2006, primarily due to increase in legal expenses and  salaries. The increase in salaries in turn, is attributable to additional staff we have added to manage our increased operations.  Acquisition costs for the 2007 period until the date the acquisitions were considered probable, which was approximately January 31, 2007, were $451,423 while during the corresponding six month period of 2006, $3,384,378 was recorded.  Property holding costs related to the Tonkin project and the properties of the Acquired Companies increased to $2,247,641 during the 2007 period compared to $781,853 in 2006 which all related to the Tonkin project.  Exploration costs in 2007 were $11,930,979, reflecting an active drilling program, while during the same period of 2006, the exploration program for the Tonkin project had costs of $1,000,423.  Stock option expense increased to $1,118,885 in the 2007 period compared to $536,000 for the same six months of 2006 reflecting the effect of additional stock options granted during 2006 and 2007.  Accretion of asset retirement obligation at Tonkin and the acquired properties increased to $192,593 for the six months ended June 30, 2007, compared to $135,989 in the same period of 2006 when only the Tonkin project was included, and primarily reflects the updated reclamation cost estimate for the Tonkin project developed in late 2006.  Interest income increased to $898,799 in the 2007 period compared to $488,378 in 2006, reflecting higher average levels of interest bearing deposits during the 2007 period.

Three month period ended June 30, 2007 compared to 2006

For the three months ended June 30, 2007, we recorded a net loss of $(8,750,835), or $(0.09) per share, compared to restated income for the corresponding period of 2006 of $2,921,711 or $0.08 per share.  The substantial increase in net loss as compared to the net income in 2006 was primarily the result of the absence of Derivative Instrument income of $7,989,375 in the 2007 period.  In July 2006, the Company entered into agreements that modified the terms of the indentures related to the February 2006 financing, and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity during the third quarter ended September 30, 2006.

General and administrative expense increased $546,492 in the three months ended June 30, 2007 compared to the same period of 2006, primarily due to increased legal costs and increased staff and salaries. Acquisition costs for the 2007 period until the date the acquisitions were considered probable, which was approximately January 31, 2007, were $451,422 while during the corresponding period of 2006, $3,384,378 was recorded.  Property holding costs related to the combined Tonkin project and acquired properties increased to $1,678,501 during the 2007 period compared to $364,911 in 2006 for the Tonkin project alone.  Exploration costs in 2007 were $5,241,763, reflecting an active drilling program at Tonkin and the acquired properties, while during the same period of 2006 we expensed $925,652 at the Tonkin project.  Stock option expense increased to $680,067 in the 2007 period compared to $268,000 for the same three months of 2006 reflecting the effect of additional stock options granted during 2006 and 2007.  Accretion of asset retirement obligation at Tonkin and the acquired properties decreased to ($2,246) for the three months ended June 30, 2007, compared to $70,062 in the same period of 2006 for the Tonkin property alone.  Interest income increased to $339,326 in the 2007 period compared to $333,559 in 2006, reflecting higher average levels of interest bearing deposits during the 2007 period.

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

•      The success of our ongoing exploration program.

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

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, purchases of labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact the costs incurred in our operations. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of capital assets in US dollar terms at our properties located outside the US, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

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

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

We currently do not have any production at any of our units and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

Item 4. CONTROLS AND PROCEDURES

 (a)          We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

 (b)          Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of shareholders on June 12, 2007. At the meeting, the shareholders reelected all directors and overwhelmingly approved and ratified KPMG LLP as auditors for year end December 31, 2007.  The vote on the KPMG LLP resolution were as follows:

Votes For: 49,288,301	Votes Against: 82,068	Abstain: 127,988

Item 6.  Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: August 8, 2007	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: August 8, 2007	By William F. Pass, Vice President and
Chief Financial Officer