Form 10-Q
period 2007-09-30
U S GOLD CORP
filed 2007-11-09
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,888,044 shares outstanding as of November 5, 2007.

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,997,453	$50,921,877
Other current assets	2,180,550	285,103
Total current assets	34,178,003	51,206,980

Property and equipment, net	5,041,267	742,238
Mineral property interests	236,974,753	—
Capitalized asset-asset retirement cost	4,569,148	3,300,215
Restrictive time deposits for reclamation bonding	4,974,417	3,102,317
Goodwill	114,865,763	—

Other assets:
Inactive milling equipment	777,819	777,819
Other assets	340,808	269,766
Total other assets	1,118,627	1,047,585

TOTAL ASSETS	$401,721,978	$59,399,335

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,076,324	$3,178,357
Asset retirement obligation (reclamation activities)	92,023	225,257
Total current liabilities	2,168,347	3,403,614

Asset retirement obligation	5,266,981	3,380,195
Deferred income tax liability	82,912,765	—
Other liabilities	273,304	130,868
Total liabilities	90,621,397	6,914,677

Shareholders’ equity:
Common stock, no par value, 250,000,000 shares authorized; 70,942,064 shares issued and outstanding as of September 30, 2007 and 50,046,755 issued and outstanding as of December 31, 2006	287,066,574	163,404,798
Canadian Acquisition exchangeable shares, no par value, unlimited shares authorized; 23,310,977 shares issued and outstanding as of September 30, 2007, none issued and outstanding as of December 31, 2006	157,951,583	—
Accumulated (deficit)	(134,069,091)	(110,920,140)
Accumulated other comprehensive income	151,515	—
Total shareholders’ equity	311,100,581	52,484,658

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$401,721,978	$59,399,335

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE:
Revenue	$—	$—	$—	$—
Total revenue	—	—	—	—

COSTS AND EXPENSES:
General and administrative	2,423,004	1,503,556	5,635,837	3,488,626
Acquisition costs	—	963,812	451,379	4,348,190
Property holding costs	317,952	844,635	2,565,593	1,626,488
Exploration costs	4,446,432	3,478,473	16,671,894	4,478,896
Accretion of asset retirement obligation	110,409	70,062	303,002	206,051
Change in value of derivatives	—	(7,346,580)	—	51,680,304
Depreciation	77,147	22,418	197,489	35,012
Total costs and expenses	7,374,944	(463,624)	25,825,194	65,863,567

Operating income (loss)	(7,374,944)	463,624	(25,825,194)	(65,863,567)

OTHER INCOME (EXPENSES):
Interest income	470,821	1,395,647	1,369,620	1,884,025
Interest expense	(80,127)	(2,438)	(80,683)	(5,880)
Gain (loss) on sale of other assets	(15,490)	—	(15,490)	—
Foreign currency gain	976,669	—	1,014,776	—
Total other income	1,351,873	1,393,209	2,288,223	1,878,145

Income (loss) before income taxes	(6,023,071)	1,856,833	(23,536,971)	(63,985,422)
Provision for income taxes	—	—	—	—
Income (loss) before minority interests	(6,023,071)	1,856,833	(23,536,971)	(63,985,422)
Minority interests share of loss	—	—	388,020	—

Net income (loss)	$(6,023,071)	$1,856,833	$(23,148,951)	$(63,985,422)
Other comprehensive income:
Unrealized gain on available for-sale securities	151,515	—	151,515	—
Comprehensive income (loss)	$(5,871,556)	1,856,833	(22,997,436)	(63,985,422)
Basic and diluted per share data:
Net income (loss) - basic	$(0.06)	$0.04	$(0.30)	$(1.76)
- diluted	$(0.06)	$0.03	$(0.30)	$(1.76)
Weighted average common shares outstanding:
-basic	94,107,761	42,472,579	77,771,187	36,366,608
-diluted	94,107,761	61,281,755	77,771,187	36,366,608

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

For Nine Months Ended September 30,

	2007	2006
Cash flows from operating activities:
Cash paid to suppliers and employees	$(26,124,288)	$(10,377,078)
Interest received	1,379,582	1,858,323
Interest paid	(80,683)	(5,880)
Income taxes paid	—	—
Cash used in operating activities	(24,825,389)	(8,524,635)
Cash flows from investing activities:
Cash from acquisitions	5,669,443	—
Capital expenditures	(348,914)	(577,505)
Increase to restricted investments securing reclamation	(1,532,417)	(150,000)
Acquisition costs for mineral property interests	(5,095,400)	—
Cash used in investing activities	(1,307,288)	(727,505)
Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	—	69,295,760
Exercise of stock options and warrants	6,140,085	—
Payments on installment purchase contracts	(5,834)	(79,949)
Cash provided by financing activities	6,134,251	69,215,811
Effect of exchange rate change on cash and cash equivalents	1,074,002	—
Increase (decrease) in cash and cash equivalents	(18,924,424)	59,963,671
Cash and cash equivalents, beginning of period	50,921,877	677,518
Cash and cash equivalents, end of period	$31,997,453	$60,641,189
Reconciliation of net (loss) to cash used in operating activities:
Net loss	$(23,148,951)	$(63,985,422)
Adjustments to reconcile net (loss) from operating activities:
Change in interest receivable	9,962	(25,702)
Stock option expense	1,683,391	840,857
Accretion of asset retirement obligation	303,002	206,051
Change in value of derivative	—	51,680,304
Minority interests	(388,020)	—
Depreciation	197,489	35,012
Changes in non-cash working capital items:
(Increase) decrease in other assets related to operations	(29,241)	59,246
Increase (decrease) in liabilities related to operations	(3,453,021)	2,665,019
Cash (used in) operating activities	$(24,825,389)	$(8,524,635)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation.  US Gold Corporation (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver. The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheets as of September 30, 2007 (unaudited) and December 31, 2006, the condensed consolidated unaudited statements of operations for the three and nine months ended September 30, 2007 and 2006, and the unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) which in accordance with the transitional provisions was adopted on January 1, 2007 (see Note 5).   However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  Certain reclassifications have been made in the financial statements for the three and nine months ended September 30, 2006 to conform to accounting and financial statement presentations for the periods ended September 30, 2007.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including three exploration companies acquired effective March 28, 2007 and June 28 and 29, 2007, as more fully disclosed in Note 2.  Significant inter-company accounts and transactions have been eliminated.

Cash Balances:  Cash balances in excess of immediate requirements are generally invested in money market accounts with banks.  None of these funds are invested in asset backed securities.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (94,107,761 and 42,472,579 for three month periods ended September 30, 2007 and 2006, respectively and 77,771,187 and 36,366,608 for the nine month periods ended September 30, 2007 and 2006, respectively).  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and has been computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.  For the three months ended September 30, 2006, diluted shares total 61,281,755. For the three and nine  months ended September 30, 2007 and the nine months ended September 30, 2006, subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.             Business Acquisitions

On June 28 and 29, 2007, the Company and its subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually an “Acquired Company” and collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”).  The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone, and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by the Company were acquired.  Therefore, effective as of June 29, 2007, the Company and Canadian Exchange Co. own 100% of the Acquired Companies.

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

In the Tender Offer transactions, Canadian Exchange Co. issued approximately 38,027,674 exchangeable shares to tendering shareholders of the Acquired Companies and in the second stage acquisition transactions, issued approximately 4,941,156 additional exchangeable shares, for aggregate of approximately 42,968,830 exchangeable shares of Canadian Exchange Co. for the Acquired Companies.  The total  issuance was comprised of 16,386,682 exchangeable shares for Nevada Pacific, 5,618,332 exchangeable shares for Tone and 20,963,816 exchangeable shares for White Knight.

The exchangeable shares are exchangeable for the Company’s common stock on a one-for-one basis.  Optionholders and warrantholders of the Acquired Companies have received replacement options or warrants entitling the holders to receive, upon exercise, shares of the Company’s common stock in the case of options, and exchangeable shares of Canadian Exchange Co. for warrants, each reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share.

The options and warrants of the Acquired Companies exercisable for the Company’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below.  Exchangeable shares of Canadian Exchange Co. reserved for warrants were 2,921,000 for Nevada Pacific, 704,600 for Tone, and 656,250 for White Knight. Shares of US Gold reserved for options were 854,050 for Nevada Pacific and 249,666 for Tone.

	Warrants	Stock Options
Nevada Pacific	$12,365,070	$2,252,353
Tone	3,587,662	1,069,183
White Knight	—	1,144,500

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

Risk-free average interest rate	5%
Dividend yield	N/A
Dividend yield	102%
Expected life — options	0.25-4 years
Remaining periods to expiration dates — warrants	9-14 months

The acquisitions have been accounted for as purchase transactions, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees.  The measurement of the purchase consideration was based on the market prices of the Company’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share.  The total purchase price, including transaction costs and the fair values of the options and warrants, amounted to $279,248,857.

The allocation of the purchase price is summarized in the following table and is subject to further refinement:

Total
Purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$253,516,085
Stock options to be exchanged for options to purchase US Gold common stock	4,466,036
Share purchase warrants to be exchanged for warrants of Canadian Exch. Co.	15,952,732
Acquisition costs	5,314,004
$279,248,857

Net assets acquired:
Cash and cash equivalents	$6,636,343
Other current assets	681,561
Joint venture receivable	541,456
Long - term receivable	482,008
Deferred compensation charges	301,006
Property, plant and equipment, net	4,192,266
Asset retirement obligation assets	1,268,932
Acquired mineral property interests	236,974,753
Reclamation bonds	339,683
Accounts payable and accrued liabilities	(1,872,141)
Other liabilities	(415,119)
Retirement obligation	(1,834,889)
Deferred income tax liability	(82,912,765)
Net identifiable assets	164,383,094
Residual purchase price allocated to goodwill	114,865,763
$279,248,857

The purchase consideration for the mining assets and property, plant and equipment exceeded the carrying value of the underlying assets for tax purposes by approximately $233,530,724. This amount has been applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value.  The resulting estimated future income tax liability associated with this temporary difference of approximately $82,912,765 was applied to goodwill.

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

The following table sets forth on a pro forma basis, the results of operations for US Gold, had the acquisition of the Acquired Companies been completed on January 1, 2007 and 2006:

Nine months ended September 30, 2007	US Gold Corporation	White Knight Resources Ltd.	Nevada Pacific Gold Ltd.	Tone Resources Limited (a)	Combined
Revenue	$—	$—	$—	$—	$—
Loss before minority interests for the period	(23,536,971)	(4,354,156)	(2,435,298)	(185,120)	(30,511,545)
Net loss for the period	(23,148,951)	(4,354,156)	(2,435,298)	(185,120)	(30,123,525)
Net loss per share					$(0.39)

Nine months ended September 30, 2006	US Gold Corporation	White Knight Resources Ltd.	Nevada Pacific Gold Ltd.	Tone Resources Limited (a)	Combined
Revenue	$—	$—	$3,695,957	$—	$3,695,957
Loss before minority interests for the period	(63,985,422)	(3,549,213)	(4,984,344)	(1,003,470)	(73,522,449)
Net loss per share					$(2.02)

(a) Reflects Tone’s results for the three month period ended February 28, 2007 and nine month period ended August 31, 2006.

3.             Mineral Properties and Asset Retirement Obligations

The Company owns the Tonkin gold property located in Eureka County, Nevada and during 2006, initiated an extensive multi-year, property-wide, integrated exploration program. That exploration program now includes properties of the Acquired Companies. This combined program currently contemplates completing approximately 300,000 feet of drilling at a total cost of approximately $30 million for the two years ended December 31, 2007. Of that amount, the Company spent approximately $9.2 million in 2006 and approximately $16.7 million during the nine month period ended September 30, 2007 for cumulative $25.4 million.

The Company controls the approximate 46 square mile Tonkin project, located on the Cortez Trend in Nevada.  In addition to the Tonkin property, the Company acquired mineral properties of the Acquired Companies comprising an additional approximate 206 square miles of mineral rights, including gold and base metal exploration properties located generally in northeastern Nevada, of which approximately 124 square miles are concentrated around the Tonkin property on the Cortez Trend.  The Company  also has a copper-gold property located in Utah, and exploration and mining properties in Mexico.  The following is a general description of each of the Acquired Companies’ mineral properties:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: the Cortez and the Carlin Trend.

White Knight controls land holdings in Nevada, with most of the properties located on the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles with 15 of the properties located on the Cortez Trend.  Three of the White Knight properties are joint ventured to various companies subject to earn-in agreements.  Barrick Gold Corporation has earned a 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau Resources Ltd. retaining 10%. In the two remaining joint ventures, White Knight holds 100% ownership subject to earn-in rights of the other participant.

Tone controls substantially all the mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada.  Tone’s mineral properties were acquired by Tone from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, except the Red Ridge property, and certain of the properties are also subject to a royalty of 4% of net smelter returns.  In addition, up to a maximum of two of the Tone mineral properties are subject to earn-in rights by Teck Cominco American Inc. (“Teck”) pursuant to a 2004 agreement.  Teck generally, has the right to acquire a 50% joint venture interest in selected properties by spending approximately $2.84 million on each property after Tone has first spent an aggregate of $.94 million on each property, or up to 70% joint venture interest upon other elections by Teck and performance of other obligations.  Tone has not reached the initial approximate $.94 million expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties.

Based on property reviews, the current consolidated Nevada land package for the consolidated group is close to 250 square miles, of which approximately 70%, or 170 square miles, is on the Cortez Trend.

The Company is responsible for reclamation of certain past and future disturbances at Tonkin as well as the properties of the Acquired Companies.  The Company completed an updated reclamation cost estimate for the Tonkin property during the first quarter of 2007 which has been conditionally accepted by the BLM and fully bonded.  In connection with the acquisitions of the Acquired Companies, the Company assumed and consolidated the respective asset retirement obligations of those companies, as reflected in the table below, as well as related restrictive deposits to secure those obligations. The Company maintains required bonding for all of its properties and at September 30, 2007 has cash bonding in place of $4,974,417.

The Company anticipates preparation and filing with the BLM of an updated reclamation plan and cost estimate for the Tonkin property possibly as early as during the first calendar quarter of 2009.  This update is expected to address short-term as well as long-term management (closure plan) for site-wide water related issues.  It is possible that the reclamation plan cost estimate and projected retirement obligations along with related bonding requirements for the Tonkin property will increase as a result of such update.   The Company, however, is unable to estimate any possible increase at this time.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2007 are as follows:

Asset retirement obligation-January 1, 2007	$3,605,452
Settlements (final reclamation performed)	(384,340)
Accretion of liability	303,002
Asset retirement obligation acquired	1,834,890
Asset retirement and reclamation liability-September 30, 2007	$5,359,004

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with production from the various mineral properties, if any.  There was no projected adjustment during 2007 for amortization expense of capitalized asset retirement cost required under SFAS 143 since none of these properties were in operation. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

On June 12, 2007, the Company’s board of directors authorized efforts to investigate strategic alternatives for its Mexican properties, including the possible sale of some or all of its assets located in Mexico.

4.             Property and Equipment

At September 30, 2007, property and equipment consisted of the following:

Trucks and trailers	$878,031
Office furniture and equipment	482,255
Building	808,100
Mining equipment	3,179,000
Subtotal	5,347,386
Less: accumulated depreciation	(306,119)
Total	$5,041,267

5.             Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, among other items. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As of January 1, 2007, the Company did not have any unrecognized tax benefits.  The adoption of FIN 48 did not result in any cumulative effect adjustment to the January 1, 2007 balance of the Company’s accumulated deficit.  As a result of the acquisition of the Acquired Companies, the Company recognized a $517,000 liability plus $660,000 of accrued interest and penalties which relate to the Mexican properties and was accounted for as a part of the purchase price allocation.

Upon adoption of FIN 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits.  For the nine-month period ended September 30, 2007, the Company accrued for total interest related to income tax liability of $77,000  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

Included in the balance of unrecognized tax benefits at September 30, 2007 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation.  In the nine-month period ending September 30, 2007, there was no increase in the balance of unrecognized tax benefits of $517,000.  Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.

The Company has determined the classification of the unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as non-current liabilities according to the requirements of FIN 48.  The basis for this assessment is that the unrecognized tax benefits do not become statute barred within the next twelve months.  In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits.  As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

The Company or its subsidiaries file income tax returns in Canada, the United States, and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2003 to 2006

Canada: 2000 to 2006

Mexico: 2002 to 2006

In the course of the Company’s due diligence of the acquired Mexican properties owned by Nevada Pacific the Company identified a potential total tax liability of $1,177,000 with respect to certain open tax positions of which approximately $660,000 related to potential interest and penalties.   The Company recognized the $1,177,000 tax liability as part of the Company’s preliminary purchase price allocations which is still subject to further refinement.

6.             Shareholders’ Equity

As explained in Note 2, effective March 28, 2007, the Company’s wholly-owned subsidiary, Canadian Exchange Co., took up and paid for the shares tendered by the shareholders of the Acquired Companies and issued 38,027,674 exchangeable shares for a majority of each of the Acquired Companies.   Effective June 28, 2007, the Company and Canadian Exchange Co. completed plans of arrangement with Nevada Pacific and Tone, and on June 29, 2007, completed a compulsory acquisition of White Knight (collectively the “Second Phase Acquisition Transactions”) under which the Company acquired the remaining shares of each of the Acquired Companies.   Related to the Second Phase Acquisition Transactions, Canadian Exchange Co. issued 4,941,156 additional exchangeable shares, resulting in the issuance of an aggregate 42,968,830 exchangeable shares for the acquisition of 100% of the issued and outstanding shares of the Acquired Companies.

The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company. Accordingly, remaining exchangeable shares are included as part of the consolidated share capital of the Company.  The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of Series A Special Voting Preferred Stock (“Special Voting Share”) pursuant to the provisions of a Voting and Exchange Trust Agreement.  The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of Canadian Exchange Co. issued and

outstanding from time to time and which are not owned by US Gold or any subsidiary.   Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company’s common stock vote together as one class on all matters submitted to a vote of shareholders.  The holder of the Special Voting Share has no special voting rights, and its consent shall not be required, except to the extent it is entitled to vote with the holders of shares of our common stock for taking any corporate action. Through November 5, 2007, approximately 20,603,831 exchangeable shares had been converted into an equivalent amount of common stock of the Company.

With completion of the acquisition of the Acquired Companies, the Company or its subsidiary assumed obligations under certain stock option plans and warrant agreements of those companies.  The Company assumed stock options covering approximately 812,918 shares of the Company’s common stock at exercise prices ranging from approximately $1.82 to $6.34 per share and expiring through January 25, 2017, and warrant agreements providing for the purchase of approximately 3,625,600 exchangeable shares of Canadian Exchange Co. at exercise prices ranging from approximately $0.91 to $3.30 per share and expiring December 14, 2007 through May 11, 2008.

On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were received by the Company on February 22, 2006, and the balance of $34,355,250 (net of issuance costs) was received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds.  Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company’s common stock and one-half of one common stock purchase warrant (“Warrant”).  On July 5, 2007 the placement agent for the offering exercised 1,002,000 Agent’s Options at $4.50 per unit for a total of $4,509,000.  Each unit consists of one share of common stock and one half common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00.

Under applicable accounting rules, the Company accounted for the sale of the Subscription Receipts using derivative instrument accounting.  Thus the related derivative financial instruments were initially accounted for as a liability, and the derivative instrument was then re-valued at March 31 and June 30, 2006 and through the date on which derivative accounting was no longer required, with changes in the fair value reported as charges or credits to operations.  On July 24, 2006, the Company modified the terms of agreements related to the Subscription Receipts which terminated the requirement for derivative financial instrument accounting.  The derivative liability balance at that date was reclassified into common stock within shareholders’ equity.

Unrealized gains and losses on the Company’s available-for-sale securities have been reported as a net amount in a separate component of shareholder’s equity and is included in other comprehensive income on the consolidated statement of operations.

Stock Options:  During the nine months ending September 30, 2007, the Company issued 235,458 shares upon exercise of stock options at exercise prices ranging from $1.81 to $4.14 per share for proceeds of approximately $600,223.  During June 2007, the Company granted stock options to certain employees for aggregate 301,500 shares at an exercise price of $5.01 per share.  The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2007, the Company recorded stock option expense of $564,506 and $1,683,391 related to the service period and for the three and nine months ended September 30, 2006, recorded an expense of $304,857 and $840,857.

7.             Related Party Transactions

Robert R. McEwen.

In connection with the acquisition of the Acquired Companies, Robert McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies.  Robert McEwen is the Chairman of our Board of Directors and is our Chief Executive Officer.

In connection with the second stage of the acquisition of the Acquired Companies, the Company assumed the obligations under warrant agreements of those companies.  Warrants of White Knight and Nevada Pacific held by Mr. McEwen were assumed by the Company on the same basis as warrants owned by other holders, and are now exercisable to acquire 3,525,000 exchangeable shares of  Canadian Acquisition Co for exercise prices  ranging from approximately $0.91 to $2.05 per share and expiring between December 14, 2007 and May 11, 2008.

Effective January 1, 2007, the Company entered into a management services agreement (“2007 Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide us with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support during the term of the 2007 Services Agreement. The 2007 Services Agreement extends until December 31, 2007 and provided for total payments of approximately $336,500.  This 2007 Services Agreement is substantially similar to the 2006 Services Agreement with 208 which terminated December 31, 2006.  During the three and nine months ended September 30, 2007, the Company accrued and paid  $92,214 and $232,921, respectively, under the 2007 Services Agreement.  For the three and nine months ended September 30, 2006, the Company paid  $42,561 and $73,930, respectively under the Services Agreement.  A company owned by Robert McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208.

Ann S. Carpenter.

In connection with the acquisition of the Acquired Companies, Ann Carpenter tendered all of her shares in the Acquired Companies and received 2,550 exchangeable shares on the same basis as the other shareholders of the Acquired Companies.  Ms. Carpenter is our President, Chief Operating Officer and a member of our Board of Directors.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at December 31, 2006.  Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2007 and compares those results to the three and nine month periods ended September 30, 2006.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-KSB for the year ended December 31, 2006.

As of June 29, 2007, the Company and its subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”) completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually, an “Acquired company” and collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007.  The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone; and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

In these second stage acquisition transactions, we acquired the minority interest in the Acquired Companies that we did not already own.  Therefore, we own 100% of the Acquired Companies as of June 30, 2007.

Plan of Operation

Our plan of operation for the balance of 2007 is to continue our multi-year exploration and evaluation program at the Tonkin property and the properties of the Acquired Companies.  The exploration budget for 2007 is approximately $20 million, of which approximately $16.7 million has been spent during the nine months ended September 30, 2007.  Priority exploration drilling targets have been identified on the Tonkin, Keystone and Gold Bar properties, each on the Cortez  Trend, and the Limo property on the Carlin Trend.   Additional targets are being developed through the ongoing exploration process.  Also during the remainder of 2007, we will develop our exploration program for 2008 based in part on the results of the 2006 and 2007 exploration programs.

Our only source of capital at present is cash on hand and possible exercise of options and warrants since we have no revenue.  Assuming that ongoing operations and exploration activity are consistent with activity experienced in the third quarter of 2007, and related cash used in operations, we believe that cash on hand is adequate to fund ongoing operations through 2008.  We anticipate requiring additional capital funding in order to continue our plan of operations in 2009.  We are currently evaluating strategic alternatives in order to meet these funding requirements, including possible acquisition or disposition of assets, debt or equity financing, or other alternatives to fund operations.

We have incurred significant fees and expenses in connection with the acquisitions of the Acquired Companies, including investment banking, legal and accounting fees, with $6.8 million expensed during the year ended December 31, 2006.  Through September 30, 2007 we have incurred or accrued approximately $5.7 million of such costs for 2007 of which $.4 million were expensed prior to the acquisitions being deemed probable, and $5.3 million capitalized in the costs of the acquisitions. We expect to devote substantial efforts during 2007 to the continued integration of these acquisitions. This process involves significant executive time, considerable expenditures related to professional fees and other related costs.  These efforts are not expected to directly impact our exploration and evaluation of the Tonkin property or the acquired properties of the Acquired Companies.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $32,009,656 comprised of current assets of $34,178,003 and current liabilities of $2,168,347.   This represents a decrease of approximately $15,793,710 from the working capital of $47,803,366 at fiscal year end December 31, 2006.

Net cash used in operations for the nine months ended September 30, 2007 increased to $24,825,389 from $8,524,635 for the corresponding period in 2006.  Cash paid to suppliers and employees increased to $26,124,288 during the 2007 period from $10,377,078 during the 2006 period, primarily reflecting increased exploration expenses, property holding costs and expenses incurred in connection with the acquisition of the Acquired Companies.

Cash used in investing activities for the nine months ended September 30, 2007 was $1,307,288, primarily reflecting approximately $5.7 million of cash acquired with the acquisitions offset by acquisition costs of $5.1 million and an increase in our restricted investments securing reclamation of $1.5 million.  This compares to cash used in the comparable period of 2006 of $727,505.

Cash provided by financing activities for the first nine months of 2007 decreased to $6,134,251, including the exercise of broker options for $4,509,000, compared to $69,215,811 generated in the comparable period of 2006, primarily reflecting the financing completed February 22, 2006 of $69,295,760 net of issuance cost. Cash flow provided by the effect of exchange rate change was $1,074,002 for the 2007 period.

Effective July 5, 2007, our placement agent in the 2006 financing exercised its broker options to acquire 1,002,000 units at an exercise price of $4.50 per unit for aggregate $4,509,000.  Each unit consists of one share of common stock and one half common stock purchase warrant (“Warrant”).  Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00.  Additionally warrants which expire in 2007 and 2008, if exercised, would result in proceeds to the Company of approximately $3.7 million and $3.0 million respectively.

On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts (“Subscription Receipts”) at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds (the “Private Placement”).  Of that total, $34,940,510 (net of issuance costs) were immediately received by us with the balance of $34,355,250 (net of issuance costs) received on August 10, 2006 with release of escrowed funds, for a total of $69,295,760 in net proceeds.  Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of our common stock and one-half of one Warrant.  As noted below, the 2006 financing required the Company to employ Derivative Instrument accounting at the issuance due to certain provisions included in the documents underlying that financing.

Results of Operations

Nine month period ended September 30, 2007 compared to nine month period ended September 30,  2006

For the nine months ended September 30, 2007, we recorded a loss before minority interests of $23,536,971 or $(0.30) per share, compared to a net loss for the corresponding period of 2006 of $63,985,422 or $(1.76) per share.  The substantial decrease in net loss from 2006 was primarily the result of the absence of Derivative Instrument expense of $51,680,304 in the 2007 period.  In July 2006, the Company entered into agreements that modified the terms of the indentures related to the February 2006 financing and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity during quarter ended September 30, 2006.  During the 2007 period the Company recorded a foreign currency gain of $1,014,776 mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

General and administrative expense in the nine months ended September 30, 2007 increased $2,147,211 compared to the same period of 2006, primarily due to increases in legal expenses, salaries, stock option expense and audit expenses. The increase in salaries in turn, is attributable to additional staff we have added to manage our increased operations. Stock option expense reflects the effect of additional stock options granted during 2006 and 2007 and inclusion of expense from the Acquired Companies in the 2007 period.

Acquisition costs for the 2007 period until the date the acquisitions were considered probable, which was approximately January 31, 2007, were $451,379 while during the corresponding nine month period of 2006,

$4,348,190 was recorded.  Property holding costs related to the Tonkin project and the properties of the Acquired Companies during the 2007 period increased to $2,565,593 during the 2007 period compared to $1,626,488 in 2006 which all related to the Tonkin project.

Exploration costs in the 2007 period were $16,671,894, reflecting an active drilling program, while during the same period of 2006 the exploration program for the Tonkin project had costs of $4,478,896.  Accretion of asset retirement obligation at Tonkin and the acquired properties for the nine months ended September 30, 2007 increased to $303,002, compared to $206,051 in the same period of 2006 when only the Tonkin project was included, and primarily reflects the updated reclamation cost estimate for the Tonkin project developed in late 2006.  Interest income in the 2007 period decreased to $1,369,620 compared to $1,884,025 in 2006, reflecting lower average levels of interest bearing deposits during the 2007 period.

Three month period ended September 30, 2007 compared to 2006

For the three months ended September 30, 2007, we recorded a net loss of $6,023,071, or $(0.06) per share, compared to net income for the corresponding period of 2006 of $1,856,833 or $0.04 per share.  The substantial increase in net loss in the 2007 period as compared to the net income in 2006 was primarily the result of the absence in the 2007 period of Derivative Instrument income of $7,346,580 recorded for 2006.  The Derivative Instrument accounting during 2006 resulted in a theoretical increase in the value of the derivatives resulting from an increase in our stock price during the quarter.   In July 2006, the Company entered into agreements that modified the terms of the indentures related to the February 2006 financing, and the derivative liability balance determined at that date was reclassified into common stock within shareholders’ equity during the quarter ended September 30, 2006. During this period the Company recorded a foreign currency gain of $976,669 mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

General and administrative expense increased $919,448 in the three months ended September 30, 2007 compared to the same period of 2006, primarily due to increased legal costs, increased staff and salaries, stock option expense and increased audit expenses.   There were no expensed acquisition costs for the three month period ended September 30, 2007, while during the corresponding period of 2006, $963,812 was recorded.

Property holding costs related to the combined Tonkin project and acquired properties during the 2007 period decreased to $317,952 compared to $844,635 in 2006 for the Tonkin project alone.  Exploration costs in 2007 were $4,446,432, reflecting the active drilling program at Tonkin and the acquired properties, while during the same period of 2006 we expensed $3,478,473 at the Tonkin project.

Accretion of asset retirement obligation at Tonkin and the acquired properties for the three months ended September 30, 2007 increased to $110,409 compared to $70,062 in the same period of 2006 for the Tonkin property alone.  Interest income in the 2007 period decreased to $470,821 compared to $1,395,647 in 2006, reflecting lower average levels of interest-bearing deposits during the 2007 period.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

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

•                  Our costs of exploration and production, if any;

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

Item 4. CONTROLS AND PROCEDURES

 (a)          We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

 (b)          Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: November 5, 2007	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: November 5, 2007	By William F. Pass, Vice President and
Chief Financial Officer