Form 10-K
period 2007-12-31
U S GOLD CORP
filed 2008-03-18
CIK 314203

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

US GOLD CORPORATION
(Name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 South Union, Suite 565, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

(303) 238-1438
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	American Stock Exchange
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 29, 2007 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $413,315,194 based on the closing sale price of $5.50 per share as reported on the American Stock Exchange. There were 74,150,306 shares of common stock outstanding (and 22,492,547 exchangeable shares exchangeable into US Gold Corporation common stock on a one-for-one basis) on March 7, 2008.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Please see the note under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS

History and Organization

        US Gold Corporation ("US Gold," "we," "us," or the "Company") is engaged in the exploration for gold, other precious metals, and base metals. We presently hold an interest in numerous properties in the State of Nevada and one property in Utah, as well as properties in the Country of Mexico. We presently hold an interest in approximately 264 square miles in the United States and approximately 1,379 square miles in Mexico. We are currently in the exploration stage and have not generated revenue from operations since 1990.

        We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation.

        We are in the business of acquiring, exploring, and developing mineral properties in the United States, emphasizing the State of Nevada, and in Mexico. Our objective is to increase the value of our shares through the exploration, development, and extraction of gold, silver and other valuable minerals. We generally conduct our business on a 100% basis, but may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our objectives. We own our mineral interests and property and operate our business through various subsidiary companies, each of which is owned entirely, directly, or indirectly, by us. All references to US Gold in this report include our subsidiaries as the circumstances require.

        During 2007, we completed the acquisition of three Canadian companies engaged in the exploration for gold and other metals with operations adjacent to or in proximity to our Tonkin property, located in the State of Nevada. For a more detailed description of these acquisitions, see "Developments During 2007—Acquisitions."

        Our principal executive offices are located at 165 South Union, Suite 565, Lakewood, Colorado, 80228 and our telephone number is (303) 238-1438. Our website is www.usgold.com. We make available our periodic reports and press releases on our web site. Our common stock is listed on the American Stock Exchange (AMEX) and on the Toronto Stock Exchange (TSX), each under the symbol "UXG."

        As used in this report, opt represents ounces per ton, gpt represents grams per tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square.

Developments During 2007

        In June 2007, we completed three simultaneous acquisitions and significantly increased our land position. These acquisitions transformed US Gold from a single 36 square mile (58 sq. km) property into one of the Cortez Trend's largest land holders, with interests in over 170 square miles (274 sq. km). We now control a total of over 263 square miles (423 sq. km) in Nevada, giving us one of the largest and most prospective land positions in the state. We also acquired a large prospective land position in Mexico with approximately 1,379 square miles (2,219 sq. km) of mineral rights, including a former producing mine. This mine is presently held on a care and maintenance basis.

        Our exploration program for 2007 incorporated what we perceived to be high priority targets acquired with the acquisitions of three Canadian companies, as well as our previously-owned Tonkin property. We completed a total of approximately 180,845 feet in exploration drilling during 2007, all in Nevada. In addition to drilling, we pursued geologic mapping, sampling, and geophysical surveys on the high priority properties.

        Acquisitions.    On June 28 and 29, 2007, US Gold and its subsidiary, US Gold Canadian Acquisition Corporation ("Canadian Exchange Co."), completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. ("Nevada Pacific"), Tone Resources Limited ("Tone") and White Knight Resources Ltd. ("White Knight"), which we refer to individually as an "Acquired Company" and collectively as the "Acquired Companies." The transactions completed on June 28 and 29, 2007 represent the second stage of these acquisitions that were originally commenced as tender offers in February 2007 ("Tender Offer"). The first stage of the acquisitions was completed on March 28, 2007, at which time we acquired at least 80% of the common shares of each Acquired Company and took control of their operations. The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. (as explained below) on the following terms:

  •
  0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

  •
  0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone, and

  •
  0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

        With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by us were acquired. Therefore, effective as of June 29, 2007, US Gold and Canadian Exchange Co. own 100% of the Acquired Companies.

        In connection with these acquisitions, Canadian Exchange Co. issued approximately 42,615,227 exchangeable shares for the Acquired Companies. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of our common stock. The exchangeable shares trade on the TSX and are exchangeable for shares of common stock on a one-for-one basis. Through December 31, 2007, approximately 50% of the exchangeable shares originally issued in connection with the acquisitions had been converted into an equivalent amount of our common stock.

        We believe the acquisition of the Acquired Companies was beneficial because each of them was exploring in the Cortez Trend in Nevada and controlled exploration properties that are adjacent to or near our Tonkin property, and because the acquisitions resulted in US Gold having a larger land position within the Cortez Trend and elsewhere in Nevada. US Gold also added technical expertise by retaining certain key employees of the Acquired Companies. In addition, one of the acquired companies owned properties located in Utah and in Mexico. We are presently in the exploration stage at all of the mineral properties acquired from the Acquired Companies.

        Nevada Pacific's property portfolio in Nevada consists of exploration stage properties with over 80 square miles of mineral rights (expanded to approximately 90 sq. miles (145 sq. km) by end of 2007), including portions of the Cortez and Carlin Trends, and a single mineral property in Utah. Its Mexican exploration portfolio covers approximately 1,379 square miles (2,219 sq. km) of mineral rights in Mexico, including the Magistral Gold Mine in Sinaloa state, Mexico. The Magistral Mine, a former producing property, has not been in production since 2005 and as of March 8, 2008, is held on care and maintenance basis.

        White Knight has been exploring for Carlin-type gold deposits in Nevada since 1993, and has participated in option and joint venture agreements on its properties. It holds interests in 19 properties in Nevada that encompass approximately 115 square miles.

        Tone controls interests in eight properties in Elko, Eureka, Lander, and Pershing counties in Nevada that encompass approximately 14.6 sq. miles (24 sq. km). The properties are subject to various royalty interests. In addition, up to a maximum of two of the Tone mineral properties are subject to earn-in rights by Teck Cominco American Inc. ("Teck"), pursuant to a 2004 agreement. Teck generally has the right to acquire a 50% joint venture interest in selected properties by spending approximately $2.84 million on each property after Tone has first spent an aggregate of $.94 million on each property, or they may acquire up to a 70% joint venture interest upon other elections by Teck and performance of other obligations. Tone has not reached the initial approximate $.94 million expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties. See "ITEM 2. PROPERTIES" for a more detailed explanation of these properties.

        Annual holding costs of the US properties total approximately $4.3 million and include approximately $1.4 million in federal and county mineral claim fees and $0.5 million in payments to third parties under leases. Annual holding costs of the Mexican mineral concessions and the Magistral Mine are approximately $1.6 million.

        Exploration Overview.    With the acquisitions completed, the Company increased its US land position from approximately 36 square miles (58 sq. km) to approximately 264 sq. miles (425 sq. km). Three top priority exploration areas have been identified subsequent to the acquisitions and are designated the Tonkin, Gold Bar, and Limo Complexes. The 2007 exploration drilling program was developed to test targets in these areas of priority. For 2007, company-wide exploration drilling totaled 180,849 ft. (55,123 m), all of which was in Nevada. During 2007, the Company incurred total exploration expenses of approximately $20 million, including drilling and assay costs, geophysical and geophysical studies, reclamation, and costs of employees and consultants. From our exploration program in 2007, we have increased our geologic knowledge of the high priority target areas, including in some cases, reinterpretation of regional geology. We have confirmed that we have favorable lower plate host rocks in some areas on our properties (which are a good host rock for gold deposition), identified a number of mineralizing structures, and added information expected to result in expansion of known gold mineralization.

        In 2008, we will evaluate the 2007 results and will be aggressively exploring key projects in Nevada. In addition, we plan to undertake exploration, including drilling, at our Magistral Mine in Mexico and possibly on our prospective Mexican mineral concessions outside the Magistral area.

        The 2007 exploration program, property holding and general and administrative costs, as well as the costs of acquisitions, were generally funded with proceeds of a financing completed in 2006. We spent approximately $30 million during 2007 in all our business activities. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Competitive Business Conditions

        We compete with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States, as well as in Mexico and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition, are unavailable due to their previous acquisition by other companies or our lack of financial resources.

        Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result not only in our company being unable to acquire desired properties, but also to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities, or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

General Government Regulations

        United States.    Mining in the States of Nevada and Utah are subject to federal, state and local law. Three types of laws are of particular importance to our United States located mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time. See ITEM 2, "DESCRIPTION OF PROPERTIES—Environmental and Governmental Regulations," for additional information on government regulation affecting our business.

        Mexico.    Exploration and development of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining exploration and development (exploitation) concessions. Exploration concessions are granted by the Mexican government for a period of six years from the date of their recording in the Public Registry of Mining and are not renewable. Holders of exploration concessions may, prior to the expiration of such concessions, apply for one or more development concessions covering all or part of the area covered by an exploration concession.

        Environmental law in Mexico provides for general environmental policies, with specific requirements set forth under regulations of the Ministry of Environment, Natural Resources and Fishing, which regulate all environmental matters with the assistance of the National Institute of Ecology and the Procuraduria Federal de Proteccion al Ambiente.

        The primary laws and regulations governing environmental protection for mining in Mexico are found in the General Law, the Ecological Technical Standards, and also in the air, water and hazardous waste regulations, among others. In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploration stage. Generally, these permits are issued on a timely basis after the completion of an application by a concession holder. We believe we are currently in full compliance with the General Law and its regulations in relation to our mineral property interests in Mexico.

Employees

        As of March 7, 2008, we had 64 employees including 18 employees based in the United States, 2 in Canada and 44 in Mexico. One of our employees serves as an executive officer. That officer devotes a majority of his business time to our affairs. Robert R. McEwen serves as our Chief Executive Officer, presently in an unpaid capacity. He does not devote 100% of his business time to our affairs. None of our employees are covered by labor contracts and the Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

ITEM 1A.    RISK FACTORS

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

        The feasibility of mining any of our properties has not been established, meaning that we have not completed exploration or other work necessary to determine if it is commercially feasible to develop any property.    We are currently an exploration stage company. We have no proven or probable reserves on our properties. A "reserve," as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to all or a portion of our properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our properties.

        The mineralized material identified on our Tonkin property does not and may never have demonstrated economic viability. Substantial expenditures are required to establish reserves through drilling and there is no assurance that reserves will be established. The feasibility of mining on our Tonkin property or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may decline.

        We have incurred substantial losses since our inception in 1979 and may never be profitable.    Since our inception in 1979, we have not been profitable. As of December 31, 2007, our accumulated deficit was approximately $139 million (including a non-cash expense of approximately $52 million related to derivative instrument accounting in the year ended December 31, 2006). To become profitable, we must identify additional mineralization and establish reserves at our mining properties, and then either develop our properties or locate and enter into agreements with third party operators. It could be years before we receive any revenues from gold production, if ever. We may suffer significant additional losses in the future and may never be profitable. We do not expect to receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

        We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.    Substantial expenditures will be required to determine if proven and probable reserves exist at any of our properties, to develop metallurgical processes to extract metal or develop the mining and processing facilities and infrastructure at our existing or any of our newly-acquired properties or mine sites. We will be required to expend significant amounts for geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we are successful in identifying reserves, we will require significant additional capital to construct a mill and other facilities necessary to extract those reserves. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold. We may not be successful in obtaining the required financing for these or other purposes on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible, partial or total loss of our potential interest in certain properties.

        Historical production of gold at our Tonkin or Magistral property may not be indicative of the potential for future development or revenue.    Historical production of gold from our Tonkin property came from relatively shallow deposits, in very limited quantities and for a very limited period of time. Although we commenced exploration of deeper zones in 2006 in an effort to identify additional mineralized material, due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that our efforts will be successful. While the Magistral Mine produced gold from 2002 through 2004, it was shut down in 2005 and is currently held by us on a care and maintenance basis. Investors in our securities should not rely on our historical operations as an indication that we will ever place any of our mining properties into commercial production again. We expect to incur losses unless and until such time as one or more of our properties enters into commercial production and generates sufficient revenue to fund our continuing operations.

        Estimates of mineralized material at our Tonkin property are based on drill results from shallow deposits and are not necessarily indicative of the results we may achieve from drilling at greater depths.    Previous operators at the Tonkin property were focused on producing gold from shallow deposits in an effort to achieve immediate revenue. Our drilling program, which commenced in 2006 and continued into 2007, targeted mineralization at greater depths and at different locations on our property. Estimates of mineralization in shallow zones are not necessarily indicative of mineralization at greater depths. In addition, estimates of mineralization are based on limited samples and many assumptions, and are inherently imprecise. Our ability to identify and delineate additional mineralization depends on the results of our future drilling efforts and our ability to properly interpret those results. We may be unable to identify any significant additional mineralization or any reserves.

        We may have overpaid for the shares of the Acquired Companies.    The price that we paid for the Acquired Companies was based in part on the perceived benefits of those acquisitions. However, there is no assurance that the acquisition of the Acquired Companies will result in any or all of the benefits that we envision. In the event that one or more of the acquisitions does not prove to be beneficial to us, the market price of our common stock may decline.

        Fluctuating gold prices could negatively impact our business plan.    The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our common stock. If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has ranged between $364 per ounce and $696 per ounce, as shown in the table below:

Average Annual Market Price of Gold (per oz.)

2003	2004	2005	2006	2007
$364	$406	$445	$604	$696

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

        Our continuing reclamation obligations at the Tonkin property and other properties could require significant additional expenditures.    We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin property. The current estimate of reclamation costs for existing disturbances on the Tonkin property to the degree required by the BLM and NDEP is approximately $3.8 million. As required by applicable regulations, we currently have in place a cash bond in the amount of $3.8 million to secure the reclamation of the property. Reclamation bond estimates are required to be updated every three years or prior to new disturbances taking place that are not already bonded. Our review of the projected reclamation costs at the Magistral Mine has resulted in an initial cost estimate of $2.7 million. However, no surety bonding is required for reclamation in Mexico. There is a risk that any cash bond, even if augmented upon update of the reclamation obligations, could be inadequate to cover the costs of reclamation which could subject us to additional costs for the actual reclamation obligations. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities.

        Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties.    Our ability to explore and operate our properties depends on the validity of title to that property. The mineral properties making up our United State properties consist of leases of unpatented mining claims, and unpatented mining and millsite claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, or on any of the properties of the Acquired Companies, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

        We remain at risk that the mining claims may be forfeited either to the United States, or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

        Our properties in Mexico are subject to changes in political conditions and regulations in that country.    Our Magistral Mine and the surrounding concessions are located in Mexico. In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Finally, Mexico's status as a developing country may make it more difficult for us to obtain required financing for this property.

        Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.    All phases of the operations of the Acquired Companies, like our historic Tonkin property, are subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the properties in which we may hold interests in the future, including the properties of the Acquired Companies, that are unknown to us at the present and that have been caused by us, one of the Acquired Companies, or previous owners or operators, or that may have occurred naturally. Under applicable federal and state environmental laws, prior property owners may be liable for remediating any damage that those owners may have caused. Mining properties that the Acquired Companies may have transferred may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

        A significant portion of the lode claims comprising our Tonkin property are subject to a lease in favor of a third party which may expire in 2009 and which provides for a 5% royalty on production.    A total of 348 of our mining and millsite claims at the Tonkin property are subject to this lease. The lease requires annual payments of $150,000 or 455 ounces of gold, whichever is greater, and payment of a royalty of 5% of the gross sales price of gold or silver from the property before deduction of any expenses from the gross sales price. The term of this lease expires January 1, 2009 and can be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. This lease covers a portion of the claims in the mine corridor where most of our mineralized material has been identified. In the event the lease is not extended and/or we are unable to purchase the claims from the owner, we may be forced to forfeit the underlying claims, which in turn may adversely affect our ability to explore and develop the property. If we are successful in identifying sufficient mineralization to warrant placing the property into production, we will be obligated to pay the leaseholder a royalty of 5% of the production. The payment of this royalty, together with other royalties payable to third parties in respect of certain claims, will reduce our potential revenue.

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

        We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.    Our company is primarily dependent on two persons, namely our Chairman and Chief Executive Officer, and our Vice President and Chief Financial Officer. Robert R. McEwen, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. William F. Pass, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions. We rely heavily on these individuals for the conduct of our business. Mr. Pass announced his intention of retiring in the spring of 2008, and in March 2008 the company hired his replacement. The loss of any of our existing officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

        We do not insure against all risks to which we may be subject in our planned operations.    While we currently maintain insurance to insure against general commercial liability claims, our insurance will not cover all of the potential risks associated with our operations. For example, we do not have insurance on the mill at our Tonkin property nor the mine assets associated with the Magistral property and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

        We are required to annually evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.    Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting commencing with the fiscal year ended December 31, 2007. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. The completion of the acquisition transactions described in this report and the subsequent integration of the Acquired Companies into our operations have made it more difficult for us to comply with Section 404. If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose significant deficiencies or material weaknesses in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

        Our stock price may be volatile and as a result you could lose all or part of your investment.    The value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  •
  changes in the worldwide price for gold;

  •
  disappointing results from our exploration or development efforts;

  •
  failure to meet our operating budget;

  •
  decline in demand for our common stock;

  •
  downward revisions in securities analysts' estimates or changes in general market conditions;

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

        The exercise of outstanding options and warrants and the future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.    As of March 7, 2008,

we have outstanding options and warrants to purchase a total of 12,314,749 shares of our common stock, which if completely exercised, would dilute existing shareholders' ownership by approximately 13%. A significant portion of the outstanding options are exercisable at prices significantly below the market price of our common stock as of March 8, 2008. If the market price of our stock remains at or above the exercise price, it is likely that these options will be exercised. Our board of directors has the authority to authorize the offer and sale of additional securities within certain limits without the vote of or notice to existing shareholders. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares. Issuance of additional securities underlying outstanding options as authorized by our board of directors in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock.

        A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our executive officers and directors beneficially own approximately 24% of our common stock as of March 7, 2008. Under our articles of incorporation and the laws of the State of Colorado, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, these individuals and entities will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions.

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

        Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.    Our operations, including ongoing exploration drilling program, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected.

        Legislation has been proposed that would significantly affect the mining industry.    Periodically, members of the US Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our United States properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Introduction

        Throughout 2007, we continued to hold a 100% interest in the historic Tonkin property in Eureka County, Nevada. We also acquired Nevada Pacific, White Knight and Tone (the "Acquisitions") in transactions described above in "Item 1. BUSINESS". With the Acquisitions, we have increased our total Nevada land position to approximately 263 square miles (423 sq. km), of which approximately 170 square miles (274 sq. km) are located on the Cortez Trend. We also acquired approximately 0.8 square miles in Utah, and approximately 1,379 square miles (2,219 sq. km) of mineral rights in Mexico, including the Magistral Gold Mine located in the state of Sinaloa, Mexico. The following table summarizes the US land position of our company as of December 31, 2007 and indicates these properties grouped by Acquired Company:

	All Nevada except as noted, and County	Trend/Location	Claims	Approx Sq. miles
Nevada Pacific
Bat Ridge (Utah)	Utah-Beaver	Beaver Lake	161.80
BMX	Humbolt/Lander	Cortez	531	16.30
Buffalo Canyon	Nye	Walker Lane	33	1.50
Clover Valley	Elko	Spruce Mtn.	54	1.68
Cornerstone	Eureka	Cortez	158	4.80
Keystone	Cortez	Cortez	371	11.60
Limo	White Pine	Carlin	1,330	40.00
South Carlin	Elko	Carlin	72	2.00
Timber Creek	Humboldt	Cortez	311	8.00
Valmy	Humboldt	Cortez	94	2.90

Subtotal of US properties for Nevada Pacific			3,115	89.58
White Knight
Benmark	Eureka	Cortez	100	2.53
Celt	Eureka	Cortez	608	19.64
Cottonwood	Eureka	Cortez	216	6.09
Fye Canyon	Eureka	Cortez	345	9.88
Gold Bar Horst	Eureka	Cortez	183	5.71
Gold Pick	Eureka	Cortez	27	0.94
Fee Land				0.30
Goldstone	Eureka	Cortez	62	1.86
Hunter	Eureka	Cortez	48	1.74
Ian	Eureka	Cortez	56	1.72
Knolls	Humboldt	Getchell	180	5.68
McClusky Pass	Eureka	Cortez	243	7.83
New Pass	Churchill	Austin-Lovelock	107	3.49
Pat Canyon	Eureka	Cortez	178	5.60
Patty	Eureka	Cortez	544	15.64
Slaven Canyon	Lander	Cortez	258	8.08
Fee Land				2.23
South Cabin Creek	Eureka	Cortez	84	2.71
Squaw Creek	Elko	Carlin	151	4.75
Tonkin Summit	Eureka	Cortez	186	5.98
Vermouth	Eureka	Cortez	85	2.74

Subtotal for White Knight			3,661	115.14

Tone
Big Antelope Springs	Lander	Getchell	24.80
Fish Creek	Lander	Getchell	75	2.30
Gold Bar North	Eureka	Eureka	19.60
Kent Springs	Pershing	Getchell	10.30
Kobeh	Eureka	Eureka	133	4.10
Red Ridge	Elko	Carlin	23	3.90
Roberts Creek	Eureka	Eureka	54	1.70
South Keystone	Eureka	Eureka	28.90

Subtotal for Tone			366	14.60
Total Acquired US Properties			7,142	216.67
US Gold's Historic Tonkin Property	Eureka	Cortez	1,445	46.00

Total US Properties			8,587	263.56

        The following Nevada trend map and property location map is presented to generally indicate the location of the trends and our properties:

        For purposes of organizing and describing our exploration efforts in the United States, we have grouped our properties into four complexes, the Tonkin Complex, the Gold Bar Complex, the Limo Complex and the Battle Mountain Complex. Mineral properties outside these areas and where limited exploration work has been performed by us to date are grouped as "Other United States Properties."

        In addition to the above US properties, we acquired mineral concessions in Mexico from Nevada Pacific, including the Magistral Mine. The Magistral Mine was previously operated as an open pit mining operation historically producing approximately 70,000 ounces of gold through heap leach processing facilities, and last operated in July 2005. The Magistral Mine is located in northwestern México, within Sinaloa state, Mocorito Municipality, México. In addition to the Magistral Mine complex of approximately 38 sq. miles (61 sq. km), we acquired exploration concessions consisting of approximately 1,341 sq. miles (2,158 sq. km) located in the Mexican states of Sinaloa, Nayarit and Durango. In aggregate, we control approximately 1,379 sq. miles (2,219 sq. km) of mineral concessions in Mexico.

        The following map illustrates the general location of the Magistral Mine and surrounding mineral concessions in Mexico:

Tonkin Complex

        The Tonkin Complex includes our historic Tonkin property, together with additional properties and interests acquired from the Acquired Companies. As shown in the graphic on page 16, the Tonkin Complex is divided functionally into five areas: the Mine Corridor, Tonkin North, Patty, Keystone, and Tweed. The Tonkin Complex represents our largest holding in the State of Nevada at approximately 95 square miles.

        The Tonkin Complex is located on the Cortez Trend, approximately 48 miles (77 km) by road northwest from Eureka, Nevada, 85 miles (137 km) by road southwest from Elko and 245 miles (394 km) by road east from Reno. The nearest commercial airport is located in Elko.

        The Tonkin Complex includes a mine site from operations in the 1980's with several small open pits, stockpile areas, plant and established infrastructure. In 1988 and 1989, an integrated carbon-in-leach bacterial oxidation plant was built. The plant and associated infrastructure was decommissioned and put on care and maintenance in June 1990, but apart from the SAG mill, which has been removed, it is complete and we believe it is in relatively good condition. The existing infrastructure also includes a water supply, water storage and distribution, sewage disposal, trailer park, fuel storage and distribution, grid and emergency power supply and distribution. Electrical power is supplied via existing 64kV power lines and a substation on the property. The power lines and substation are owned and maintained by Sierra Pacific Power Company. Existing facilities include an administration building, truck shop, assay laboratory, mill building, warehouse, and plant maintenance shop.

        We obtained the first claims which now comprise the Tonkin Complex in 1985. Between 1985 and 1988, we produced approximately 26,000 ounces of gold from the heap leach operation from about 871,000 tons of ore.

        In 1988 and 1989, we constructed a mill with the proceeds of a debt financing. In 1989, we processed ore from the "Rooster" deposit, producing 1,753 ounces of gold. In 1990, using bio-oxidation and the carbon-in-leach circuits of the mill, we produced 2,735 additional ounces of gold from approximately 70,000 tons of sulfide ore mined from the property. To date, a total of approximately 30,517 ounces of gold has been produced at the Tonkin property.

        Since 1990, we have had a series of joint venture partners at the Tonkin property. These partners include Homestake Mining Company, Sudbury Contact Mines Limited, a subsidiary of Agnico-Eagle Mines Limited, and BacTech Mining Corporation. As a group, these companies conducted various types of exploration, including data compilation, geologic mapping, rock, soil and chemical sampling, and drilling, primarily focused on the development of near-surface oxide and later, sulfide mineralization. For a variety of reasons, some of which are unknown to us, these relationships were terminated, returning 100% ownership of the property to us in 2005. We commenced a comprehensive drilling program in 2006, following an equity financing.

        The following table summarizes drilling at our Tonkin Complex during 2006 and 2007 (drilling in 2006 was limited to our historic Tonkin property, while drilling in 2007 was expanded to include certain properties acquired from the Acquired Companies):

	2006	2007
Total Footage	59,530	138,760
Number of Holes	48	147
Reverse circulation drilling (ft.)	14,851	72,916
Core drilling (ft.)	44,679	65,844

        As noted in the table above, exploration drilling of the Tonkin Complex for 2007 totaled 138,760 ft. (42,294 m) in 147 drill holes. Additional exploration efforts at the Complex included geologic mapping, sampling and geophysical surveys. The objective of the 2007 program at the Tonkin Complex was to identify feeders to the known mineralization in the Mine Corridor and to expand that known mineralization, as well as to test new targets elsewhere within the complex.

        The following graphic depicts the Tonkin Complex:

        Drilling results from 2007 in the Mine Corridor are expected to modestly expand estimated mineralization in the Complex, with an updated independent engineering study currently underway and scheduled to be completed during the first half of 2008. A prior estimate of mineralized material at the historic Tonkin property was made in 2004 by NI 43-101 (defined below) qualified report issued by Micon International Limited ("Micon") as 29.7 millions tons with an average grade of 0.043 ounces of gold per ton. The 2007 exploration program was also designed to search for the source of the gold mineralization already identified in the Mine Corridor. The 2007 results suggest that the source of gold mineralization could be trending north and east from the known mineralization.

        The prior estimate of mineralized material at the Tonkin project is based on a technical report by Micon which we requested in December 2005. This report provides a technical summary of the then-existing exploration and development activities and results, and the mineral potential of the Tonkin property. This report was prepared in accordance with the standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum. As a company listed on the Toronto Stock Exchange, we are required to comply with Canadian National Instrument 43-101 (NI 43-101). The preparation of a technical report is a requirement of NI 43-101 and includes estimates of potential mineral resources for further targeted exploration disclosed pursuant to the applicable provisions of NI 43-101. However, U.S. reporting requirements for disclosure of mineral properties are governed by the SEC and included in the SEC's Securities Act Industry Guide 7 entitled "Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations" ("Guide 7"). NI 43-101 and Guide 7 standards are substantially different. For example, the SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralization. We have not received a feasibility study with regard to our Tonkin property and therefore the Tonkin property has no "reserves" as defined by Guide 7. We cannot be certain that any part of the mineralized material at the Tonkin property will ever be confirmed or converted into Guide 7 compliant "reserves". U.S. investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that a potential mineral resource can be economically or legally extracted.

        The mineral resource estimates prepared by Micon for the Tonkin property are based on resource models that were constructed by Ore Reserves Engineering in 1996, with revision to certain parts of the model in 2001 to incorporate new drilling data. The mineral envelopes were drawn for the 1996 and 2001 resource models to restrict interpolation within areas that could be classified as at least an indicated resource. The cut-off used in the estimate was 0.012 opt of gold for oxides and 0.018 opt of gold for sulfides. These cut-offs are slightly higher than internal cut-offs assuming a price of $400 per ounce of gold, a recovery rate of 70% and costs of $2.00 per ton for processing of oxides and a recovery rate of 75% and costs of $4.50 per ton for processing of sulfides. The breakeven cut-off for oxides is 0.015 opt, which will pay for $1.15 per ton mining costs, $1.13 per ton engineering costs, general and administrative expenses and processing costs. The breakeven cut-off for sulfides is 0.030 opt, which will pay for $1.15 per ton mining costs, $3.36 per ton engineering, general and administrative expenses, and processing costs. Micon believes that these figures demonstrate that the mineralization has reasonable prospects for economic extraction.

        The Keystone area of the Tonkin Complex includes both gold and base metal targets and the 2007 program was focused on testing the base metal potential as well as typical Carlin-style gold systems. Potential for mineralization at Keystone occurs within lower plate Nevada Group Limestone in close proximity to a granodiorite intrusive. A historic surface sample at Keystone returned values of silver/zinc/copper/lead with an approximate metal value of $2,200 per ton in 2007 prices. Two Carlin style gold targets and the base metal target were drilled in 2007 with twenty-three reverse circulation and core holes. Assay results from the gold targets generally showed little gold but did exhibit strongly anomalous pathfinder elements. Assay results from the base metal target contained only low grade silver/zinc/copper/lead mineralization. Targets farther from the intrusive are now believed to hold the best potential for mineralization and additional drilling is proposed for 2008.

        The North Tonkin area of the Tonkin Complex consists of two targets, Fye Canyon and Twin Peaks. Nine drill holes were completed on the Fye Canyon target in 2007 and ended in upper plate rubble zones of Vinini Formation and/or Slaven Chert formations with occasional dikes. Lower plate rocks were not encountered and assay results showed no significant gold intercepts, so no further work is planned. Drilling is now recommended to the northeast in the Twin Peaks area, where one 2007 drill hole and historic drill holes have encountered gold mineralization in lower plate rocks.

        In the Tweed area of the Tonkin Complex, the northeast structures believed to control mineralization in the mine corridor are intersected by a major northwest structure that may be the southeast continuation of the Cortez Fault. The area is covered by Tertiary volcanics, but structural intersections in the underlying sediments were identified by geophysical studies. The initial five drill holes intersected hydrothermal alteration and anomalous pathfinder elements. Further drilling in 2008 is proposed to test this possible source of mine corridor gold mineralization.

        In November 2007 we entered into a contract with Diagnos Inc. ("Diagnos") for the generation of exploration targets in North Central Nevada (including our current property position), based upon an artificial intelligence analysis of our proprietary technical data, combined with other information available to Diagnos. We consider the Diagnos approach to be an additional tool in evaluating the exploration opportunities of our Nevada properties. The initial results from the Diagnos work for Nevada are anticipated to be available at the end of first quarter 2008 and will be used in planning the exploration program for that year. Additional exploration drilling in the Tonkin Complex for 2008 is expected to expand upon 2006 and 2007 exploration results as well as incorporate the product of the Diagnos study.

        The Tonkin Complex also includes the Patty Project in which the Company holds a non-operating minority interest (30%) and where Barrick Gold U.S. Inc. ("Barrick") is manager and holds a 60% interest. The Patty Project is a large property (approximately 15.6 sq. miles) located in the northeast portion of the Tonkin Complex. The 2007 exploration program expenditures totaled approximately $631,106, of which our portion was $189,317. The 2008 exploration program is budgeted for $222,350, of which our share is $66,705. The 2008 program includes detailed project review, review of historic drilling at the property, and target generation. Barrick has indicated that the potential exists to increase the 2008 program to include exploration drilling as the program develops. From discussions with Barrick, we believe that certain of the gold mineralizing structures being evaluated at Patty could extend on to our other properties to the north and east of existing mineralization located in the Mine Corridor.

        In addition to exploration conducted during 2007, we completed the reclamation of the historic heap leach pad, certain access roads, and other existing disturbed areas at the Tonkin Complex.

        The geology of the Tonkin Complex area is complicated. The primary host for mineralization is the Cambro-Ordovician Hales Formation, which consists of sandy limestones, siltstones, shales, and greenstones in the Mine Corridor area. These rocks are in apparent structural contact with Ordovician rocks of the Vinini, Devonian Slaven Chert, Devonian McColly Canyon Formations and the Devonian Devils Gate Limestone. This assemblage has been intruded locally by Tertiary porphyritic dacite and andesite dikes. All rocks east and west of the Mine Corridor are overlain by Tertiary volcanic rocks. Gold mineralization is found in all of the rock types of the Hales, Slaven Chert and McColley Canyon Formations as well as at the contact between internal units. Spotty gold occurs in other units in the Mine Corridor, but it has not been recorded in economic amounts to date.

        The mineral interests included in the Tonkin Complex are set forth in the following table:

Tonkin Complex Properties	Properties Acquired from	Claims	Approx Sq. miles
Tonkin	Historic US Gold	1,445	46.00
Cornerstone	Nevada Pacific	158	4.80
Keystone	Nevada Pacific	371	11.60
Fye Canyon	White Knight	345	9.88
Pat Canyon	White Knight	178	5.60
Patty	White Knight	544	15.64
South Keystone	Tone	28.90

	Total	3,069	94.42

        We generally hold mineral interests in the Tonkin Complex through unpatented mining and millsite claims, leases of unpatented mining claims and joint venture and other agreements. Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the Bureau of Land Management, or BLM, and counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations which must be met include obtaining and maintaining necessary regulatory permits and lease and option payments to claim owners.

        Approximately 348 claims covering the area of the property known as Tonkin North are owned by unaffiliated parties and held by us under a lease agreement. The term of this lease expires January 1, 2009 and can be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. We believe that current and past exploration are sufficient to hold the lease and the Company has a significant carry-forward work commitment balance.

        The lease requires payment of an annual advance royalty in the amount of $150,000 or the value of 455 ounces of gold, whichever is greater, due in January of each year. The lease also requires payment of production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid. The existing balance of the advance royalties paid by us, after taking into account the January 2008 payment, is approximately $3.89 million, meaning that we would not be required to pay any production royalties until we produced approximately $78 million of gross revenue from the leased claims. Our interests in other claims included in the Tonkin Complex are subject to royalties ranging from 1% to 2% of any production from those claims.

        Cornerstone Property Lease.    The Company, through Nevada Pacific, holds an undivided portion of the Cornerstone property (106 claims) pursuant to a mining lease made effective as of May 25, 2004 (the "Lease") which extends for a period of 10 years and is renewable in 5-year increments to a maximum term not exceeding 99 years, subject to certain conditions. The lessor has a sliding-scale gross production royalty of 3-4% of gross production in respect to gold and silver, as well as other royalties on other valuable materials. The Lease requires annual minimum advance royalty payments of the greater of $50,000 or the dollar equivalent of 130 ounces of gold. In addition, the Lease requires annual work expenditures of $50,000. We believe that current and past exploration are sufficient to hold the lease and the Company has a carry-forward work commitment balance. The Company has a legal dispute with the Lessor concerning Nevada Pacific's rights of first refusal under the Lease, related to the 2007 sale of a 70% interest in the lease and to the covered mineral claims. If the Company is successful in this dispute it may have the opportunity to acquire a 70% undivided interest in the Lease and the mineral claims subject thereto.

        Tone properties are generally subject to certain royalty and back in rights. Please see the "Other United States Properties" section below for further information.

        Patty Property Joint Venture.    The Patty Property is located in Eureka County, Nevada and consists of 544 unpatented mining claims totaling approximately 15.64 sq. miles. As noted above, the Company, through White Knight, owns a 30% undivided interest in the Patty Property subject to a joint venture with Barrick as 60% owner and operator. Chapleau Resources Ltd. owns the remaining 10% undivided interest.

Gold Bar Complex

        The Gold Bar Complex is located south of the Tonkin Complex on the continuation of the Cortez Trend and includes property acquired from White Knight and Tone. The Gold Bar Complex is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 air miles northwest of the town of Eureka. The Complex may be accessed by traveling approximately 26 miles west of Eureka on U.S. Highway 50, 17 miles north on county maintained and graded Three Bar Road. Several unimproved dirt roads lead from there up into the project area.

        The following graphic depicts the Gold Bar Complex:

        Exploration drilling on priority targets at the Gold Bar Complex in 2007 totaled approximately 21,150 ft. (6,447 m) and included the Cottonwood and Macbeth areas. Geologic mapping and geochemical sampling were also conducted on the property. While favorable host rocks were encountered in the 2007 drilling, no strong gold mineralization was identified.

        The Cottonwood area occurs along the western edge of the Roberts Mountains window covering a major northwest window bounding structure. Numerous Carlin-type silicified breccias with areas of anomalous surface gold mineralization are present along the major structure and at intersections with structures of other orientations.

        At Macbeth, two parallel northeast-trending features have been identified that parallel another feature with historic gold mineralization which was mined by a third party in the 1980's. The information gathered on stratigraphy and fault zones in 2007 will be useful in developing the 2008 exploration program. In addition, results of all drilling, mapping, and sampling, both historic and recent, are currently being modeled in a 3-D (three dimensional) geologic framework to assist in directing our future exploration.

        We have also commenced an updated independent engineering estimate of remaining gold resources for the Gold Bar Complex which will reflect historic and updated technical data, along with relevant gold price assumptions. This estimate is scheduled to be completed during the first half of 2008.

        Geologically, known mineralization at the Gold Bar Complex is hosted by Devonian limestones and limy siltstones and is located along the Battle Mountain-Eureka mineral belt. Compilation of historic data is ongoing and has led to new interpretations in certain areas. Geochemical data from soil sampling reveal linear features trending to the NE that parallel a geologic structure near the historically mined Gold Pick and Gold Canyon open pits. From the early 1980's through approximately 1994, the Gold Bar district produced slightly less than 500,000 oz gold for independent third parties from five Carlin-type gold deposits (Gold Bar, Gold Stone, Gold Pick, Gold Ridge, and Gold Canyon.)

        Mineral interests included in the Gold Bar Complex are set forth in the following table:

Gold Bar Complex Properties	Properties Acquired from	Claims	Approx Sq. miles
Benmark	White Knight	100	2.53
Celt	White Knight	608	19.64
Cottonwood	White Knight	216	6.09
Gold Bar Horst	White Knight	183	5.71
Gold Pick	White Knight	27.94
Goldstone	White Knight	62	1.86
Hunter	White Knight	48	1.74
McClusky Pass	White Knight	243	7.83
South Cabin Creek	White Knight	84	2.71
Tonkin Summit	White Knight	186	5.98
Gold Bar North	Tone	19.60
Kobeh	Tone	133	4.10
Roberts Creek	Tone	54	1.70

	Total	1,963	61.43

        Tone properties are generally subject to certain royalty and back-in rights. Please see the "Other United States Properties" section below for further information.

Limo Property

        The Limo Property is located in east-central Nevada, along the eastern portion of Butte Valley and along the western edge of the Cherry Creek Range. The property is within White Pine County and about 40 miles northwest of Ely, the county seat. It is located at the southern end of the Carlin Trend.

        The project area lies between the historic Cherry Creek Mining District to the northeast and the deeply buried Butte Valley copper-molybdenum porphyry deposit to the southwest. The northeast-trending Black Metals fault system stretches between the two areas, and controls mineralization along its 15 mile (24-km) length. Access is gained from US Highway 93 via the town of Cherry Creek, and from US 50 via the Thirty Mile gravel road. Except for periods of heavy snowfall or excessive mud, the property is accessible most of the year

        When we acquired it, the Limo Property was a large, 30 sq. mile (48 sq. km) property with historic production of approximately 93,000 ounces of gold. With additional claim staking by us in 2007, the property position now totals approximately 41 sq. miles. We consider this property to be highly prospective. Gold mineralization has been identified in numerous places along the 15 mile length of the property.

        The following graphic depicts the Limo Complex:

        The 2007 drilling at Limo focused on two areas, Resurrection Ridge and Ticup, and was designed to accomplish three objectives: expand known mineralization and increase grade, test for continuity between the mineralized areas, and obtain information for an initial estimate of mineralized material, all of which were accomplished.

        We consider the Limo Property to be a high priority and plan additional exploration drilling and other work in 2008. Exploration drilling in 2007 totaled approximately 18,860 ft. (5,749 m) in 36 drill holes. Thirteen core and 23 reverse circulation holes were completed. In addition, surface soil geochemical sampling was completed on selected areas and geologic mapping and surface rock chip sampling were also accomplished.

        Of the 2007 drilling, 31 holes were drilled on Resurrection Ridge, and 5 on the Ticup prospect. Historic holes drilled on the entire property total 847. A large portion of the historic holes were concentrated on Resurrection Ridge and on the Golden Butte and North Butte resources areas.

        The 2007 work continues to expand the known mineralization and has begun to outline what the Company believes is a potential higher grade zone at Resurrection Ridge.

        The best results on Resurrection Ridge were:

Hole L-23	0.161 opt gold over 50 ft.	(5.522 gpt gold over 16.8 m)
Including	0.235 opt gold over 15 ft.	(8.023 gpt gold over 4.6 m) and
	0.278 opt gold over 15 ft.	(9.515 gpt gold over 4.6 m)

        Hole 23 is located 325 ft. southwest of hole L-10 (containing 0.126 opt gold over 21 ft) 500 ft. southwest of hole RR04-07 (containing 0.249 opt gold over 60 ft.)

        Exploration in the North Butte zone, northwest of Resurrection Ridge, was designed to better define the grade distribution of the mineralization in order to develop an initial resource estimate. Drilling returned long intercepts of lower grade mineralization. The most significant results for this area were:

Hole L-29	0.018 opt gold over 185 ft.	(0.600 gpt gold over 56.4m)
	0.022 opt gold over 30 ft.	(0.760 gpt gold over 9.1 m)
Hole L-18	0.024 opt gold over 20 ft.	(0.832 gpt gold over 6.1 m)
	0.022 opt gold over 90 ft.	(0.760 gpt gold over 27.4 m)
Including	0.111 opt gold over 5 ft.	(3.791 gpt gold over 1.5 m)

        Exploration also tested a possible connection between the mineralization at Resurrection Ridge and the mineralization at North Butte. Based on the drill results, we believe that these are two separate zones.

        Our exploration work suggests that the higher grade gold mineralization discovered at Resurrection Ridge has the potential to exist along a trend six miles (10 km) to the northeast toward Ticup and three miles (5 km) to the southwest, into an area known as Cadillac Valley. Results for the five holes drilled at Ticup in 2007 returned a best intercept of 0.020 opt gold over 4 ft. Despite being lower-grade, these early results help support our model, as the mineralization found at Ticup is similar to that at North Butte. With the increased level of knowledge obtained from the 2007 exploration program, we are hopeful that our 2008 exploration program will expand the higher grade mineralization to the northwest and southwest.

        Metallurgical testing and geological modeling are also under way to determine the amount of recoverable gold in preparation for an initial resource estimate at Limo. Past drilling has identified numerous areas of mineralization on the property, however much of the historic data is not compliant with today's reporting standards for mineralized resource material. We are currently analyzing where further drilling needs to be done in order to complete future resource estimate updates. An initial resource estimate is scheduled to be completed during the first half of 2008.

        Mining by third parties at the Golden Butte pit within the Limo Complex produced approximately 91,000 ounces of gold from 1987-1989. Subsequent exploration has resulted in the discovery of the North Butte resource and a zone of higher grade structures at nearby Resurrection Ridge. Gold occurrences along the claim block have resulted in the discovery of several resource areas.

        The mineral interests controlled by us in the Limo property consist of approximately 1,330 contiguous claims. The land package extends about 15 miles (24 km), and covers much of the western side of the southern Cherry Creek Range.

        Mineral interests included in the Limo property are set forth in the following table:

Limo Properties	Properties Acquired with	Claims	Approx Sq. miles
Limo	Nevada Pacific	1,330	41.00

	Total	1,330	41.00

        The Limo Property was previously subject to a joint venture between Nevada Pacific and Newmont Gold Company ("Newmont"), and in March 2003 Nevada Pacific acquired the interest of Newmont in return for a net smelter returns royalty granted to Newmont on a sliding scale of 1.5% to 2.5% on all production from the property and from any claim acquired by Nevada Pacific within one mile of the property, with an advance payment to Newmont of $1.0 million to be made at the commencement of commercial production and credited against future royalty payments. Newmont has assigned this royalty interest to Franco-Nevada Corporation.

Battle Mountain Complex

        In conjunction with the Acquisitions in 2007, we acquired various property interests which have been grouped under the designation "Battle Mountain Complex." The Battle Mountain Complex is generally located within Humboldt and Lander Counties in the valleys and on the flanks of the mountains surrounding Battle Mountain on the Cortez Trend. Battle Mountain, Nevada, located off Interstate 80, is the closest town.

        The following graphic depicts the Battle Mountain Complex:

        In 2007 we evaluated the Slaven and Hits properties with a total of 2,075 ft. of drilling in two holes drilled at Slaven, and a single partial hole at Hits. Additional exploration drilling may be planned in 2008 for the Valmy and Hits projects, as well as other targets in the Battle Mountain Complex.

        The general exploration model for the Battle Mountain Complex is structurally controlled, Carlin-style mineralization, in structurally-controlled, intrusive-related, quartz-adularia-sericite, low-sulfidation deposits, and/or skarn mineralization similar to the nearby Fortitude and Nike/Converse deposits.

        The mineral interests included in the Battle Mountain Complex are set forth in the following table:

Battle Mountain Complex Properties	Properties Acquired from	Claims	Approx Sq. miles
BMX	Nevada Pacific	531	16.30
Timber Creek (Hits)	Nevada Pacific	311	8.00
Valmy	Nevada Pacific	94	2.90
Slaven Canyon	White Knight	258	10.30
Fish Creek	Tone	75	2.30

	Total	1,269	39.80

        Tone properties are generally subject to certain royalty and back in rights. Please see the "Other United States Properties" section below for further information.

Other United States Properties

        Through the Acquisitions completed during 2007, we acquired a number of mineral properties in Nevada and Utah, some of which are subject to option agreements as discussed further below. With the focus by us on high priority targets as discussed above, little exploration work was completed on other properties not subject to agreements with third parties. Mineral interests included in Other Properties are set forth in the following table:

Other United States Properties	Properties Acquired with	Claims	Approx. Sq. miles
Bat Ridge	Nevada Pacific	161.80
Buffalo Canyon	Nevada Pacific	33	1.50
Clover Valley	Nevada Pacific	54	1.68
South Carlin	Nevada Pacific	72	2.00
New Pass	White Knight	107	3.49
Squaw Creek	White Knight	151	4.75
The Knolls	White Knight	180	5.81
Big Antelope Springs	Tone	24.80
Kent Springs	Tone	10.30
Red Ridge	Tone	23	3.90
Vermouth	White Knight	85	2.74

	Total	900	27.77

        The mineral properties included in the acquisition of Tone are generally subject to 1% net smelter return royalty interest in favor of KM Exploration Ltd, a Nevada limited liability company, and certain of the properties are subject to back-in rights in favor of Teck Cominco American Incorporated ("Teck") pursuant to a 2004 Financing and Acquisition Agreement. Teck generally has the right to acquire a 50% joint venture interest in certain properties by spending approximately $2.84 million on each property after Tone has first spent an aggregate of $0.94 million on each property, or up to 70% joint venture interest upon other elections by Teck and performance of other obligations. Tone properties subject to the Teck agreement include Roberts Creek, Kobeh, Gold Bar North, South Keystone and Big Antelope Springs. Red Ridge, Fish Creek and Kent Springs have been excluded under the Teck agreement. However, Teck has certain first rights if the Company determines to sell the Red Ridge property. Through December 31, 2007, we had not reached the initial required expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties.

        In 2004, White Knight entered into an option agreement on the New Pass and Squaw Creek properties with Consolidated Odyssey Exploration Inc. ("Odyssey") whereby Odyssey may earn an initial 50% interest in each property. Terms included cash payments to White Knight of $500,000 and 500,000 of its common shares per property (which have been paid) as well as $2,000,000 in exploration expenditures per property over a four-year period. Odyssey may earn an additional 10% interest in each property by financing the completion of a feasibility study. Subsequently, Odyssey assigned all its rights under the option agreement to Bonaventure Enterprises Inc., a Canadian corporation ("Bonaventure.") During the earn-in period, Bonaventure is responsible for all property holding costs.

Mexican Properties

        We acquired property in Mexico, including the Magistral Mine, with the acquisition of Nevada Pacific in 2007. The Magistral Mine, located in Sinaloa State, produced approximately 70,000 ounces of gold from 2002-2004 before it was shut down due to higher than anticipated operating costs and a lack of working capital when gold was approximately $400 per ounce. In late 2006, the Magistral mine was placed on care and maintenance basis.

        The Magistral Mine consists of 38 sq. miles (61 sq. km) of mineral concessions located in the Sinaloa state, of northwestern Mexico in Mocorito Municipality. The project is located approximately 100 kilometers by air northwest of the Sinaloa state capital city of Culiacán in the western foothills of the Sierra Madre Occidental mountain range. The project area is located approximately 22 kilometers northeast from the village of Mocorito, approximately 40 kilometers northeast from the town of Guamuchil, and approximately 150 kilometers southeast from the city of Los Mochis. It is a former producing open pit mining operation, with heap leach processing facilities, that until July 2005, was operating at a production rate of 900,000 ore tonnes per year. Past production has primarily come from the San Rafael and Samaniego Hill deposits, with the San Rafael deposit being completely mined out. Potential future production could come from the three areas of mineralized material, Samaniego Hill, Sagrado Corazón, and Lupita, as well as from extension of the La Prieta high grade zones encountered in historic mining. There are additional exploration targets in the area, some of which are planned to be tested in 2008.

        In addition to the Magistral Mine complex, we acquired exploration concessions consisting of approximately 1,341 sq. miles (2,158 sq. km) located in the Mexican states of Sinaloa, Nayarit and Durango. In the aggregate, we control approximately 1,379 sq. miles (2,219 sq. km) of mineral concessions in Mexico.

        We own our interest in the Magistral Mine through Nevada Pacific's ownership of Pangea Resources Inc. which in turn holds 100 percent ownership of Minera Pangea S.A. de C.V. ("Minera Pangea"). Minera Pangea holds seven mining concessions and has option to an additional three concessions. The titles are granted under Mexican mining law and are issued by Secretaria de Economía, Coordinación General de Minera, Dirección General de Minas (Dirección de Minas).

        We intend to initiate our first exploration program at the Magistral Mine in early 2008. The focus of this program will be to explore for possible extensions of the La Prieta high-grade vein observed in historic mining and to identify other similar veins at the property. Numerous vein structures have been identified on our concessions immediately surrounding the mine site. Our total property position in the Magistral area is approximately 615 sq. miles (990 sq. km), providing an excellent opportunity to discover additional vein-style mineralization Holding costs associated with all of the Mexican properties are approximately $1.6 million per year.

        The following map depicts the location of the Magistral District and the surrounding concessions:

        In 2005, Nevada Pacific commenced a limited exploration and drilling program focused on targets in the immediate area of Magistral with drilling of 10 holes totaling 997 m at Lupita, and seven holes totaling 778 m at Sagrado Corazón. In addition, the geophysical program demonstrated the high grade mineralization found at the La Prieta vein does have an anomalous response to Induced Polarization techniques. Other areas included in the survey in close proximity to La Prieta also show a similar anomalous response. The 2008 planned exploration program will follow up on this potential at La Prieta.

        Geology and Other Information.    Mineralization in the Magistral area consists of silicified structural zones occurring within sheared, broken, and propylitically altered volcanic rocks. The Samaniego Hill structural trend consists of a complex set of major and minor structural zones, with a general northwest strike and a moderate dip to the southwest.

        More recent mining activities began when Pangea started exploring the project in early 1995, initially for Mogul Mining NL and subsequently for Santa Cruz Gold Inc. From mid-1995 to early 1997, extensive drilling was conducted by Pangea/Santa Cruz Gold on the San Rafael and Samaniego Hill deposit areas, as well as locally extensive drilling on the Sagrado Corazón-Central-Lupita deposit area. In 1998, Santa Cruz conducted a limited amount of additional drilling for metallurgical samples, reverse circulation hole verification, in-fill purposes, and condemnation of potential surface facility locations. In 1999, after a merger with Santa Cruz Gold, Queenstake conducted a further limited drilling program to step-out/in-fill drill in the Samaniego Hill deposit and to obtain pit-slope geotechnical samples from both the San Rafael and Samaniego Hill deposits. Queenstake conducted a drilling campaign from late 2001 to early 2002 in the La Prieta Zone of the Samaniego Hill deposit to delineate extensions of the high grade La Prieta zone along strike and down dip.

        The Magistral mine includes desirable assets and infrastructure associated with heap leach operations at the mine site and is currently used as our base for exploration. Infrastructure at Magistral includes offices and process buildings, as well as a heavy equipment maintenance shop and warehouse. A laboratory has the capacity for fire assays along with atomic absorption, and includes a standard metallurgical testing facility. Telecommunications are provided by a microwave system that provides modern telephone and internet service. The process plant includes a carbon circuit with a capacity of 12 tons of activated carbon. The gold recovery system includes a zinc precipitation circuit. The plant is powered by four 175 kw diesel generators. The heavy fleet of used equipment includes 4 CAT 777B haul trucks, 5 Eucid R-50 trucks, as well as various loaders, excavators, bulldozers and blasthole drills.

        Care and Maintenance.    In October 2006, the mine was placed on care and maintenance. Mining equipment remains parked but is maintained by a small maintenance staff. The pumping of solutions and operation of other plant equipment will continue on an "as needed" basis to maintain safe pond levels and to ensure the plant equipment can be returned to service when and if a decision to restart the mine is made. Staffing levels have been maintained to the minimum required for these efforts and also to support exploration in the mine area. The mine serves as a base for exploration efforts. Care and maintenance costs associated with Magistral in 2007 totaled approximately $1.1 million, with property and concession payments of approximately $0.3 million for total annual holding costs of Mexican assets of $1.4 million.

        Mexico Mining Regulations.    Exploration and exploitation of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining exploration and exploitation concessions. Exploration concessions are granted by the Mexican government for a period of six years from the date of their recording in the Public Registry of Mining and are not renewable.

        Holders of exploration concessions may, prior to the expiration of such exploration concessions, apply for one or more exploitation concessions covering all or part of the area covered by an exploration concession. Failure to do so prior to expiration of the term of the exploration concession will result in termination of the concession. An exploitation concession has a term of 50 years, generally renewable for a further 50 years upon application within five years of the expiration of such concession. Both exploration and exploitation concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis. Such concessions may be transferred or assigned by their holders, but such transfers or assignments must be registered in order to be valid against third parties.

        The holder of a concession must pay semi-annual duties in January and July of each year. Concessionaires for both exploration and exploitation must perform work each year that must begin within ninety days of the concession being granted. Concessionaires must file each May proof of the work performed. Non-compliance with these requirements is cause for cancellation of the corresponding concessions.

        Mexican mining law does not require payment of finder's fees or royalties to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Council of Mineral Resources. None of the claims held by any subsidiaries of Nevada Pacific are under such a discovery premium regime.

        There are no limitations on the total amount of surface covered by exploration or exploitation concessions or on the amount of land held by an individual or company. Excessive accumulation of land is regulated indirectly through the duties levied on the property and the production requirements as outlined above.

        Mexico Environmental Law.    The Environmental Law in Mexico called the General Law of Ecological Balance and Protection to the Environment ("General Law"), provides for general environmental policies, with specific requirements set forth in regulations called "Ecological Technical Standards." Responsibility for enforcement of the General Law, the regulations and the Ecological Technical Standards is with the Ministry of Environment, Natural Resources and Fishing, which regulate all environmental matters with the assistance of the National Institute of Ecology and the Procuraduria Federal de Proteccion al Ambiente.

        The primary laws and regulations governing environmental protection for mining in Mexico are found in the General Law, the Ecological Technical Standards and also in the air, water and hazardous waste regulations, among others. In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploration stage. Generally, these permits are issued on a timely basis after the completion of an application by a concession holder. We believe the subsidiaries of Nevada Pacific are currently in full compliance with the General Law and its regulations in relation to their mineral property interests.

        The costs of projected reclamation of the Magistral mine and complex is currently estimated at approximately $2.7 million. The Company is in the process of reviewing the reclamation cost estimate which might result in an increase or decrease to this estimate. Under Mexican regulations surety bonding of projected reclamation costs is not required. We carry an estimated liability for asset retirement obligation (similar to reclamation) in our financial statements.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Effective August 30, 2006, our common stock commenced trading on the Toronto Stock Exchange and on December 11, 2006, on the American Stock Exchange, both under the symbol "UXG." Prior to December 11, 2006, our common stock traded over the counter and was quoted on the OTC Bulletin Board under the symbol "USGL." US Gold Canadian Acquisition Corporation exchangeable shares commenced trading on the Toronto Stock Exchange on April 16, 2007, under the symbol "UXE". Warrants to purchase our stock are traded on the Toronto Stock Exchange under the symbol "UXG.WT."

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by AMEX from December 11, 2006 to December 31, 2007. The table also sets forth the high and low bid prices for our common stock for the period January 1, 2006 through December 8, 2006 as reported by the Nasdaq Stock Market, Inc. Bid quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

	High	Low
Year Ended December 31, 2007
First Quarter	$5.32	$3.84
Second Quarter	7.19	4.10
Third Quarter	7.00	5.10
Fourth Quarter	6.30	2.75
Year Ended December 31, 2006
Fourth Quarter (beginning December 11)	$5.61	$4.43
Quoted on the OTCBB: (up to December 8, 2006)
First Quarter	$9.09	$3.48
Second Quarter	10.30	5.75
Third Quarter	9.20	3.95
Fourth Quarter	6.00	4.05

        As of March 7, 2008, there were approximately 6,883 record holders of our common stock, and approximately 150 record holders of our exchangeable shares.

Transfer Agent

        Computershare Investor Services is the transfer agent for our common stock. The principal office of Computershare is 350 Indiana Street, Suite 800, Golden, Colorado 80401 and its telephone number is (303) 262-0600.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,503,168		$4.18	4,100,803
Equity compensation plans not approved by security holders	642,793	(1)	$4.72	—

TOTAL	2,145,961			4,100,803

(1)
In connection with the acquisition of the Acquired Companies, we assumed stock options covering 812,918 shares of our common stock. Following the exercise of 170,125 options during 2007, a total of 642,793 options remain exercisable at December 31, 2007. Approximately $301,000 of deferred compensation related to options assumed for non-employees were recorded in the allocation of the purchase price.

        The options that we assumed in connection with the acquisition of the Acquired Companies were not approved by our security holders. These options are exercisable at prices ranging from Cdn $2.65 to Cdn $6.70 and expire on dates from 2008 and 2017. The weighted average exercise price of these options reflects the original exercise price of the options, modified to reflect the exchange ratios associated with the Acquisitions. We are not authorized to issue any additional options under any of these plans.

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2007 with (i) the AMEX Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the AMEX Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment, assuming reinvestment of dividends, if any, on December 31, 2002 in our common stock and the two other stock market indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 12/31/2002)

	December 31,
	2002	2003	2004	2005	2006	2007
US Gold Corporation	$100	$158	$81	$663	$971	$569
AMEX Gold Bugs Index	$100	$167	$148	$191	$233	$282
AMEX Composite Index	$100	$142	$174	$213	$249	$292

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(US$ in thousands except share data)
Operating data
Net loss from operations(1)	$(32,277)	$(75,178)	$(4,040)	$(833)	$(1,663)
Other income	3,410	2,528	1,049	39	636
Net loss(1)	(28,546)	(72,650)	(2,991)	(794)	(623)
Basic and diluted loss per share	$(0.35)	$(1.82)	$(0.12)	$(0.04)	$(0.07)
Weighted average shares	81,955,119	39,891,413	25,931,172	20,028,173	17,696,098
Balance sheet data
Cash and cash equivalents	$30,929	$50,922	$678	$75	$198
Property, plant and equipment, net	4,769	742	53	104	8
Mineral property interests	253,689	—	—	—	—
Goodwill	107,017	—	—	—	—
Other assets	12,265	7,735	4,810	1,256	1,595

Total assets	$408,669	$59,399	$5,541	$1,435	$1,801
Current liabilities	$987	$3,403	$1,791	$35	$80
Long-term obligations	—	—	16	570	545
Deferred income tax liability	88,187	—	—	—	—
Other long-term liabilities and deferred gain	5,574	3,511	1,201	—	—
Shareholders' equity	313,921	52,485	2,533	830	1,176

Total liabilities and shareholders' equity	$408,669	$59,399	$5,541	$1,435	$1,801

(1)
Includes a non-recurring, non-cash expense of $51.7 million relating to derivative instrument liability in 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition at December 31, 2007 and compares it to our financial condition at December 31, 2006. The discussion also summarizes the results of our operations for the years ended December 31, 2007, 2006 and 2005, and compares each year's results to the results of the prior year.

        During 2007, we completed the acquisition of three Canadian companies engaged in the exploration for gold and other metals with operations adjacent to or in proximity to our historic Tonkin property, located in the State of Nevada. These acquisitions included Nevada Pacific, Tone, and White Knight. We now hold an interest in numerous properties in the State of Nevada and one property in Utah, as well properties in the Country of Mexico. In the aggregate, we hold an interest in approximately 264 square miles in the United States and approximately 1,379 square miles in Mexico. We are currently in the exploration stage and have not generated revenue from operations since 1990.

        In connection with these acquisitions, our subsidiary, Canadian Exchange Co., issued approximately 42,615,227 exchangeable shares for the Acquired Companies. The transactions completed on June 28 and 29, 2007, represented the second stage of acquisitions that were originally commenced as tender offers in February 2007. With these second stage acquisition transactions completed in June 2007, the minority interests in the Acquired Companies not previously owned by us were acquired. Therefore, we and Canadian Exchange Co. own 100% of the Acquired Companies as of June 30, 2007.

        The exchangeable shares, issued in exchange for the Acquired Companies, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of our common stock. The exchangeable shares trade on the TSX and are exchangeable for shares of common stock on a one-for-one basis. Through December 31, 2007, approximately 50% of the exchangeable shares issued in connection with the acquisitions or related to these acquisitions had been converted into an equivalent amount of our common stock.

        Our exploration program for 2007 incorporated what we perceived to be high priority targets acquired with the acquisitions of the Acquired Companies, as well as our previously-owned Tonkin property. We completed a total of approximately 180,845 feet in exploration drilling during 2007, all in Nevada. In addition to drilling, we pursued geologic mapping, sampling, and geophysical surveys on the high priority properties. Total cost of exploration efforts in 2007 were approximately $20 million.

Plan of Operation

        Our plan of operation for 2008 is to continue with a focused exploration and evaluation program at certain of our United States properties, and to initiate exploration efforts in Mexico. Following acquisition of the Acquired Companies, we undertook a strategic evaluation of our Mexican assets, including the Magistral Mine and additional concessions which were acquired from Nevada Pacific. Following the evaluation, we have determined to conduct further exploration on those properties.

        The company-wide exploration budget for 2008 is approximately $7 million which may be re-evaluated during 2008 and could be increased or decreased. Corporate general and administrative overhead cash expense for 2008 is anticipated at approximately $5 million with property holding costs projected at approximately $6 million.

        Our only source of capital at present is cash on hand and possible exercise of options and warrants since we are not generating revenue. We believe that cash on hand is adequate to fund ongoing operations through 2008 and for most of 2009. We may seek additional capital funding during 2008 or beyond depending upon market conditions and other circumstances. We may also consider strategic alternatives which could include, but are not limited to, acquisition or disposition of assets, debt financing, or other corporate transactions.

Liquidity and Capital Resources

        As of December 31, 2007, we had working capital of $31,755,270 comprised of current assets of $32,742,069 and current liabilities of $986,799. This represents a decrease of $16,048,096 from the working capital of $47,803,366 at December 31, 2006.

        Net cash used in operations for the year ended December 31, 2007 increased to $29,369,842 from $18,129,633 for 2006. Cash paid to suppliers and employees increased to $31,029,528 for the 2007 period from $20,485,918 during the 2006 period, primarily reflecting increased exploration expenses, general and administrative costs, and property holding costs. Cash used in investing activities for the year ended December 31, 2007 was $1,997,809, primarily reflecting $5,700,942 of cash acquired with the acquisitions offset by acquisition costs of $5,314,004 and an increase in our restrictive investments of $2,075,401. This compares to cash used in 2006 of $930,465.

        Cash provided by financing activities for 2007 decreased to $10,317,590, including the exercise of broker options, stock options and warrants of $10,333,674, compared to $69,304,457 generated in 2006, primarily reflecting the financing completed February 22, 2006 of $69,295,760 net of issuance cost. The effect of exchange rate change on cash and cash equivalents was $1,057,411 for the 2007 period with no comparable amount in 2006.

        Effective July 5, 2007, our placement agent in the 2006 financing exercised its broker option to acquire 1,002,000 units at an exercise price of $4.50 per unit for aggregate $4,509,000. Each unit consists of one share of common stock and one half common stock purchase warrant ("Warrant"). Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of our common stock at an exercise price of $10.00. Additionally, warrants issued related to the acquisitions and exercised in 2007 resulted in proceeds to the Company of approximately $3,954,518. Remaining replacement warrants expire in 2008 and if exercised, would result in additional proceeds to the Company of approximately $2.8 million.

        On February 22, 2006, we completed a private placement of 16,700,000 subscription receipts ("Subscription Receipts") at $4.50 per Subscription Receipt, from which we received $75,150,000 in gross proceeds (the "Private Placement"). Of that total, $34,940,510 (net of issuance costs) were immediately received by us with the balance of $34,355,250 (net of issuance costs) received on August 10, 2006 with release of escrowed funds, for a total of $69,295,760 in net proceeds. Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of our common stock and one-half of one Warrant. As discussed in "Results of Operations," the 2006 financing resulted in derivative instrument accounting at the issuance due to certain provisions included in the documents underlying that financing.

        As mentioned above, our immediate capital requirements include exploration and holding costs at our various mineral properties. We believe we have adequate resources for those purposes through 2008 and most of 2009. However, if we are successful in identifying material amounts of additional mineralization, we will require additional capital to conduct feasibility studies and, if warranted, placing one or more of our properties into production. We expect such capital requirements will be satisfied from outside sources in the form of either debt or equity financing.

Tabular Disclosure of Contractual Obligations

        Schedule of Contractual Obligations.    The following table summarizes our obligations and commitments as of December 31, 2007 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$214,446	$106,586	$107,860	$—	$—
Asset Retirement Obligations	5,415,278	139,283	2,060,000	774,000	2,441,995

Total	$5,629,724	$245,869	$2,167,860	$774,000	$2,441,995

Results of Operations

Year Ended December 31, 2007 compared to 2006

        General.    For the year ended December 31, 2007, we recorded a loss before minority interests of $28,933,773 or $(0.35) per share, compared to a net loss for 2006 of $72,650,040 or $(1.82) per share. The substantial decrease in net loss from 2006 was primarily the result of the absence of non-cash derivative instrument expense of $51,680,941 in 2007. In July 2006, the Company entered into agreements that modified the terms of the indentures related to the February 2006 financing and the derivative liability balance was reclassified into common stock within shareholders' equity during the third quarter of 2006.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2007 increased $3,127,457 compared to 2006, primarily due to increases in legal of $824,288, audit and tax preparation expenses of $402,159 and $997,797 in higher salaries. The increase in salaries, is attributable to additional staff we added to manage our increased operations.

        Acquisition costs for the 2007 period until the date the acquisitions were considered probable, approximately January 31, 2007, were $451,553 while during 2006, $6,833,845 was recorded. Property holding costs for the 2007 period related to the Tonkin project as well as properties of the Acquired Companies after the acquisition date of March 28, 2007, increased to $3,071,587 compared to $1,949,556 in 2006 which all related to the Tonkin project.

        Exploration costs in the 2007 period were $20,007,318, reflecting an active drilling program at certain Nevada properties, while during 2006 the exploration program for the Tonkin project had costs of $9,613,260. Accretion of asset retirement obligation for 2007, primarily reflecting the Tonkin and Magistral mine properties, increased to $386,864, compared to $269,621 for 2006 when only the Tonkin project was included. Depreciation costs in the 2007 period were $475,256 compared to $73,701 during 2006, with the increase primarily reflecting depreciation of the Magistral mine assets subsequent to the March 28, 2007 date of acquisition.

        Other Income (Expenses).    Interest income for 2007 decreased to $1,587,064 compared to $2,533,137 in 2006, reflecting lower average levels of interest bearing deposits during 2007. In 2007, the Company reached a settlement with a vendor as to outstanding fees, recognizing a gain of $693,852. During 2007, the Company recorded a foreign currency gain of $1,198,508 mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on our net monetary assets that are denominated in Canadian dollars.

Year Ended December 31, 2006 compared to 2005

        General.    For the year ended December 31, 2006, we recorded a net loss of $72,650,040, or $(1.82) per share, compared to a net loss of $2,990,721 or $(0.12) per share for 2005. The substantial increase in the net loss from 2005 compared to 2006 is primarily attributable to the following items in 2006: (i) derivative instrument expense (a non-cash expense) of $51,680,941, (ii) an increase in general and administration expenses of $2,011,537, (iii) exploration expenses of $9,613,260, and (iv) the expenses of proposed acquisitions of $6,833,845.

        In connection with the Private Placement, we determined that the issuance of the Subscription Receipts and Warrants resulted in derivative instrument and the related accounting. The Private Placement closed February 22, 2006 and derivatives instrument accounting was applicable until July 24, 2006, the date the subscription agreements were modified and derivative accounting was no longer required. The charge of $51,680,941 represented the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities during the period January 1, 2006 through July 24, 2006 related to the Warrants and embedded derivatives in the Subscription Receipts that were bifurcated and accounted for separately and represented our single largest expense in 2006. With the termination of derivative instrument accounting effective July 24, 2006, the derivative liability balance determined at that date of $51,680,941 was reclassified and transferred into common stock within shareholders' equity.

        Costs and Expenses.    General and administrative expense for 2006 increased $2,011,537 compared to the same period of 2005. Expenses during 2006 primarily reflect approximately $1,147,372 of non-cash stock option expense, approximately $484,291 in higher legal fees related to increased corporate activities, approximately $938,637 in increased costs related to shareholder communications and investor relations programs, and approximately $680,402 in costs of our Toronto office with no comparable costs in 2005. In 2005, general and administrative expense included stock compensation expense of $294,400 and $1,423,824 of contract termination expense.

        During 2006, we spent approximately $6,833,845 related to the acquisition of the Acquired Companies, including legal fees of approximately $3,900,000, other professional fees, consulting, printing and accounting fees and expenses.

        Holding costs associated the Tonkin property totaled $1,949,556 in 2006, while during the corresponding period of 2005, only $761,081 of similar costs were incurred since our prior joint venture partner BacTech was responsible for funding those costs until May 12, 2005. The 2006 costs included annual advance royalty payments of $241,150 with the remainder reflecting property holding costs for minimum maintenance of activities. Exploration costs at the Tonkin property for 2006 totaled $9,613,260 for drilling and other work at the property as well as $371,486 of non-cash stock option expense, all of which was expensed since we have no proved reserves. We were unable to perform any exploration in 2005 due to a lack of working capital.

        During the 2006 period, we did not incur any write-offs, as we did in 2005 when we wrote off the remaining purchase price from our former partner when that company withdrew from Tonkin Springs LLC ("TSLLC") and whose subsidiary recognized a loss on investment determined by an independent third party to have a fair value of $168,960. Accretion costs of the retirement obligation at the Tonkin property for 2006 totaled $269,621 while in the corresponding period of 2005, $110,243 was recorded subsequent to the withdrawal of our partner.

        Other Income (Expenses).    Interest income for 2006 was $2,533,137, reflecting earnings on the proceeds from the Private Placement as well as interest on restricted time deposits for reclamation bonding, compared to $32,032 in 2005.

Critical Accounting Policies

        We believe the following critical accounting policies are used in the preparation of our consolidated financial statements.

        Mineral Property Interests, Exploration and Development Costs:    Mineral property interests include acquired mineral, development and exploration stage properties. The amount capitalized related to a mineral property interests represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred. Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property, plant and equipment may not be recoverable. Recoverability and impairment is measured by comparing net book value to estimated fair value.

        Asset Retirement Obligation:    The Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation and to expense to the extent they do not so apply.

        Goodwill:    The Company has identified two reporting units, United States and Mexico, and assigned goodwill to these reporting units as appropriate. The Company evaluates, on at least an annual basis, the carrying amount of goodwill by comparing the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company's fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

        Business Combinations:    The Company evaluates acquisitions to determine if the transaction should be accounted for as a business combination or an asset acquisition based upon the criteria set forth in Emerging Issues Task Force ("EITF") Issue No. 98-3, "Determining Whether a Non Monetary Transaction Involves Receipt of Productive Assets or of a Business." The determination of whether a transaction results in a business combination involves some judgement and in the event our determination was inappropriate, our accounting for such transaction could be significantly different.

Recent Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adoption of SFAS No. 157 on our financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)". SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for a company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for a company's fiscal year ending December 31, 2009. We are currently evaluating the impact of the adoption of SFAS No. 158 and do not expect that it will have a material impact on our financial statements.

        In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations," which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated financial Statements- an amendment of ARB No. 51" which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and the noncontrolling interest, changes in the parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company's fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from any of our properties, future business plans and strategies, future revenue and the receipt of working capital, and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

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

  •
  commodity price fluctuations

        This list, together with the factors identified under Risk factors, is not exhaustive of the factors that may affect any of the company's forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

        Prospective investors are urged not to put undue reliance on forward-looking statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based upon those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited the accompanying consolidated balance sheets of US Gold Corporation and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Gold Corporation and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited US Gold Corporation (the Company's) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, US Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Gold Corporation as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
US Gold Corporation
Lakewood, Colorado

        We have audited the accompanying consolidated balance sheet of US Gold Corporation as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

/s/ Stark Winter Schenkein & Co., LLP March 14, 2007, except for Note 13, dated March 27, 2007 Denver, Colorado

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31,

	2007	2006	2005
REVENUE:
Revenue	$—	$—	$—

COSTS AND EXPENSES:
General and administrative	$7,884,412	$4,756,955	$2,745,418
Acquisition costs	451,553	6,833,845	—
Property holding costs	3,071,587	1,949,556	761,081
Exploration costs	20,007,318	9,613,260	—
Accretion of asset retirement obligation	386,864	269,621	110,243
Change in value of derivatives	—	51,680,941	—
Depreciation	475,256	73,701	12,850
Write-off of purchase price receivable	—	—	182,748
Equity share of GRC loss	—	—	58,888
Realization reserve—GRC stock	—	—	168,960
Earnest money forfeited	—	—	(200,000)
Management fee	—	—	(330,000)
Loss on sale of other assets	16,202	—	29,982

Total costs and expenses	$32,293,192	$75,177,879	$3,540,170

Operating loss	$(32,293,192)	$(75,177,879)	$(3,540,170)

OTHER INCOME (EXPENSES):
Interest income	1,587,064	2,533,137	32,032
Interest expense	(53,239)	(5,298)	(3,011)
Foreign currency gain	1,198,508	—	—
Settlement	693,852	—	—
Realized gain from disposition of shares	—	—	520,428

Total other income	$3,426,185	$2,527,839	$549,449

Loss before income taxes	(28,867,007)	(72,650,040)	(2,990,721)
Provision for income taxes	(66,766)	—	—

Net loss before minority interests	(28,933,773)	(72,650,040)	(2,990,721)
Minority interests share of loss	388,020	—	—

Net loss	$(28,545,753)	$(72,650,040)	$(2,990,721)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available for-sale securities	$(18,508)	$—	$—

Comprehensive loss	$(28,564,261)	$(72,650,040)	$(2,990,721)

Basic and diluted per share data:
Net loss—basic	$(0.35)	$(1.82)	$(0.12)

—diluted	$(0.35)	$(1.82)	$(0.12)

Weighted average common shares outstanding:
—basic	81,955,119	39,891,413	25,931,172

—diluted	81,955,119	39,891,413	25,931,172

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,929,227	$50,921,877
Other current assets	1,812,842	285,103

Total current assets	$32,742,069	$51,206,980

Property and equipment, net	4,769,293	742,238
Mineral property interests	253,689,374	—
Capitalized asset retirement cost	4,431,647	3,300,215
Restrictive time deposits for reclamation bonding	4,973,532	3,102,317
Goodwill	107,017,283	—
Inactive milling equipment	777,819	777,819
Other assets	268,034	269,766

TOTAL ASSETS	$408,669,051	$59,399,335

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$780,750	$3,178,357
Current portion of asset retirement obligation	139,283	225,257
Income tax liability	66,766	—

Total current liabilities	$986,799	$3,403,614

Asset retirement obligation, less current portion	5,275,995	3,380,195
Deferred income tax liability	88,186,800	—
Other liabilities	298,233	130,868

Total liabilities	$94,747,827	$6,914,677

Shareholders' equity:
Common stock, no par value, 250,000,000 shares authorized, issued and outstanding:
Common: 73,703,363 shares issued and outstanding as of December 31, 2007 and 50,046,755 issued and outstanding as of December 31, 2006	446,038,067	163,404,798
Exchangeable: 22,749,692 shares issued and outstanding as of December 31, 2007, none in 2006
Warrants for stock purchase	7,367,558	—
Accumulated deficit	(139,465,893)	(110,920,140)
Accumulated other comprehensive loss	(18,508)	—

Total shareholders' equity	$313,921,224	$52,484,658

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$408,669,051	$59,399,335

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	Common Stock			Accumulated Other Comprehensive Loss
					Accumulated Deficit
	Shares	Amount	Warrants			Total
Balance, December 31, 2004	20,457,010	$35,771,911	$—	$—	$(34,941,953)	$829,958
Shares issued for cancellation of warrants	120,000	56,400	—	—	—	56,400
Shares issued for cancellation of warrants	145,000	58,000	—	—	—	58,000
Share grants to directors	450,000	180,000	—	—	—	180,000
Share grants to executive officers	1,025,000	399,750	—	—	—	399,750
Sale of shares for cash	11,100,000	4,000,000	—	—	—	4,000,000
Treasury shares cancelled	(255)	(248)	—	—	—	(248)
Net loss	—	—	—	—	(2,990,721)	(2,990,721)

Balance, December 31, 2005	33,296,755	40,465,813	—	—	(37,932,674)	2,533,139
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R	—	337,426	—	—	(337,426)	—
Stock option expense	—	1,518,858	—	—	—	1,518,858
Derivative liability reclassified to common stock	—	51,680,941	—	—	—	51,680,941
Sale of subscription receipts for cash, net of issuance costs, shares issued upon conversion of subscription receipts	16,700,000	69,295,760	—	—	—	69,295,760
Exercise of stock options	50,000	106,000	—	—	—	106,000
Net loss	—	—			(72,650,040)	(72,650,040)

Balance, December 31, 2006	50,046,755	163,404,798	—	—	(110,920,140)	52,484,658
Stock option expense	—	1,882,818	—	—	—	1,882,818
Issuance of exchangeable shares to acquire Acquired Companies	42,968,830	253,516,063	—	—	—	253,516,063
Assumption of stock options in connection with Acquired the Companies	—	6,682,122	—	—	—	6,682,122
Assumption of warrants in connection with the Acquired Companies	—	—	17,520,252	—	—	17,520,252
Exercise of stock options	328,791	1,936,054	—	—	—	1,936,054
Exercise of warrants	2,106,679	14,107,212	(10,152,694)	—	—	3,954,518
Exercise of broker options	1,002,000	4,509,000	—	—	—	4,509,000
Unrealized loss on marketable equity securities	—	—	—	(18,508)		(18,508)
Net loss	—	—	—		(28,545,753)	(28,545,753)

Balance, December 31, 2007	96,453,055	$446,038,067	$7,367,558	$(18,508)	$(139,465,893)	$313,921,224

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
Cash flows from operating activities:
Cash paid to suppliers and employees	$(31,029,528)	$(20,485,918)	$(2,630,620)
Interest received	1,712,925	2,361,583	6,365
Interest paid	(53,239)	(5,298)	(3,011)

Cash used in operating activities	$(29,369,842)	$(18,129,633)	$(2,627,266)

Cash flows from investing activities:
Cash from acquisitions	5,700,942	—	—
Acquisition costs for mineral property interests	(5,314,004)	—	—
Capital expenditures	(309,346)	(765,894)	(55,067)
Increase to restricted investments	(2,075,401)	(164,571)	(1,118,733)
BacTech purchase price payments	—	—	185,776
Ernest money payment	—	—	200,000
Sale of assets	—	—	10,000

Cash used in investing activities	(1,997,809)	(930,465)	(778,024)

Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	—	69,295,760	—
Exercise of stock options, warrants and broker options	10,333,674	106,000	—
Sale of common stock for cash	—	—	4,000,000
Purchase of treasury stock	—	—	(248)
Payments on installment purchase contracts	(16,084)	(97,303)	8,068

Cash provided by financing activities	10,317,590	69,304,457	4,007,820

Effect of exchange rate change on cash and cash equivalents	1,057,411	—	—

Increase (decrease) in cash and cash equivalents	(19,992,650)	50,244,359	602,530
Cash and cash equivalents, beginning of year	50,921,877	677,518	74,988

Cash and cash equivalents, end of year	$30,929,227	$50,921,877	$677,518

Reconciliation of net loss to cash used in operating activities:
Net loss	$(28,545,753)	$(72,650,040)	$(2,990,721)
Forfeited earnest monies	—	—	(200,000)
Adjustments to reconcile net loss from operating activities:
Non cash settlement	(693,852)	—	—
Write-off of BacTech purchase price receivable	—	—	182,748
Management fee paid with GRC shares	—	—	(320,000)
Realized gain from GRC shares	—	—	(520,428)
Equity share of GRC loss	—	—	58,888
Loss on sale of asset	—	—	29,982
Change in interest receivable	125,860	(171,554)	(25,667)
Non-cash portion of employment payments	—	—	433,400
Stock option expense and deferred compensation	2,183,826	1,518,858	—
Realization reserve-GRC stock	—	—	168,960
Accretion of asset retirement obligation	386,864	269,621	110,243
Stock compensation expense	—	—	294,400
Change in value of derivative	—	51,680,941	—
Minority interests	(388,020)	—	—
Depreciation	475,256	73,701	12,850
Change in non-cash working capital items:
Decrease (increase) in other assets related to operations	713,108	(230,315)	22,341
(Decrease) in liabilities related to operations	(3,627,131)	1,379,155	115,738

Cash used in operating activities	$(29,369,842)	$(18,129,633)	$(2,627,266)

Non-cash financing and investing activities:
Net assets received from BacTech upon withdrawal from TSLLC	$—	$—	$757,035

Payments with GRC common stock pursuant to Employment Termination Agreements	$—	$—	$612,580

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Summary of Significant Accounting Policies

        Basis of Presentation:    US Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, and production and sale of gold and silver.

        The Company's only source of capital at present is cash on hand and possible exercise of options and warrants since operations are not generating revenue. The Company believes that cash on hand is adequate to fund ongoing exploration activities through 2008, through appropriate management of the exploration budget. However, the Company may seek additional capital funding during 2008 or beyond depending upon market conditions and other circumstances. The Company may also consider strategic alternatives which could include, but are not limited to, acquisition or disposition of assets, debt financing, or other corporate transactions.

        Reclassifications:    Certain Reclassifications have been made in the financial statements for the years ended December 31, 2006 and 2005, to conform to accounting and financial statement presentation for the year ended December 31, 2007.

        Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. For the period from March 28, 2007 through June 29, 2007, the Company did not own 100% of the companies acquired during 2007 (as discussed in Note 2) and accordingly, reported minority interests related to this time period.

        Statements of Cash Flows:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Concentrations:    The Company maintains cash in accounts which may, at times, exceed federally insured limits. At December 31, 2007, the Company has bank account balances of approximately $30.8 million in excess of the federally insured limits.

        Property and Equipment:    Office furniture, equipment and vehicles are carried at cost net of accumulated depreciation. Normal maintenance and repairs are charged to operations while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in operations.

        Inactive Milling Equipment:    The carrying value of inactive milling equipment reflects historic costs, as adjusted for permanent impairment. The Company evaluates the carrying value of inactive milling equipment periodically, or more often when events or changes in circumstances indicate that the carrying value may not be recoverable. The balance at December 31, 2007 and 2006 was $777,819.

        Investment in Mining Joint Venture:    The Company reflected its 45% interest in Tonkin Springs LLC ("TSLLC") under the equity method of accounting up to May 12, 2005, the date of withdrawal by BacTech Mining Corporation ("BacTech") from TSLLC. Since BacTech was responsible for all funding and costs during its participation, BacTech members' account was credited for its funding and charged for 100% of the results of operations until its withdrawal, and the Company did not reflect expenses from such operations. Subsequent to the withdrawal of BacTech, effective May 12, 2005, the Company consolidates the accounts of TSLLC in its consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

        Equity Investments:    The Company accounts for its equity security investments as available for sale securities in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Investments in common stock of Gold Resource Corporation ("GRC"), a former affiliate of the Company, were recorded under the equity method of accounting up to the disposition of its interest effective July 28, 2005.

        Property Holding Costs:    Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred unless proven and probable reserves exist and the property is a commercially minable property. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

        Mineral Property Interests, Exploration and Development Costs:    Mineral property interests include acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        Depreciation:    Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years. Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years.

        Goodwill:    The Company has identified two reporting units, United States and Mexico, and assigned goodwill to these reporting units as appropriate. The Company evaluates, on at least an annual basis, the carrying amount of goodwill by comparing the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to operations. The Company's fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

        Property Retirement Obligation:    The Company implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation, and to expense to the extent they do not so apply.

        Foreign Currency:    The functional currency for the Company's operations is the U.S. dollar. All monetary assets and liabilities where the functional currency is not the U.S. dollar are translated at current exchange rates at each balance sheet date and the resulting adjustments are included in a separate line item under other income (expense). Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

        Stock Options:    Effective January 1, 2006, the Company implemented SFAS 123R, "Accounting for Stock-Based Compensation," requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in SFAS 123R. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

        Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company's stock options equaled or exceeded the market price of the underlying common stock on the date of grant. Prior to implementation of SFAS 123R, the Company was required to provide pro forma information regarding net income or loss as if compensation costs for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS 123R. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

        Comprehensive Loss:    In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments.

        Per Share Amounts:    SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. Subscription receipts, brokers options, warrants and stock options are

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

not considered in the computation of diluted earnings per share as their inclusion would be antidilutive for the periods presented.

        Income Taxes:    The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

        On July 13, 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

        Costs of Acquisition:    Costs related to acquisitions are included in the cost of acquisition when the acquisitions are deemed probable. Costs incurred prior to the date the acquisitions are deemed probable are expensed as incurred.

        Use of Estimates:    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value for reporting units and asset impairments (including impairments of goodwill) valuation allowances for deferred tax assets; reserves for contingencies and litigation; and estimates with respect to assumptions regarding stock based compensation expense. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

        Segment Information:    The Company has one reportable segment.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

        Fair Value of Financial Instruments:    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

        The carrying values of financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, interest receivable, accounts payable, and installment purchase contracts. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term purchase contracts approximates fair values of similar debt instruments.

2. Business Acquisitions

        On June 28 and 29, 2007, the Company and its wholly-owned subsidiary, US Gold Canadian Acquisition Corporation ("Canadian Exchange Co."), completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. ("Nevada Pacific"), Tone Resources Limited ("Tone") and White Knight Resources Ltd. ("White Knight"), individually an "Acquired Company" and collectively the "Acquired Companies". The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007 ("Tender Offer"). The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations. The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

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

        Related to the acquisition transactions, Canadian Exchange Co. issued a total of 42,615,227 exchangeable shares. The total issuance was comprised of 16,318,544 exchangeable shares for Nevada Pacific, 5,472,867 exchangeable shares for Tone and 20,823,816 exchangeable shares for White Knight.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Business Acquisitions (Continued)

        The exchangeable shares are exchangeable for the Company's common stock on a one-for-one basis. Optionholders and warrantholders of the Acquired Companies have received replacement options or warrants entitling the holders to receive, upon exercise, shares of the Company's common stock in the case of options, and exchangeable shares of Canadian Exchange Co. for warrants, each reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share.

        The estimated fair value of the options and warrants issued to the owners of the Acquired Companies exercisable for the Company's shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below. Shares of the Company reserved for warrants were 2,921,000 for Nevada and 704,600 for Tone respectively. Shares of reserved for options were 859,050 for Nevada and 249,466 for Tone and 656,250 for White Knight, respectively. The fair values assigned were as follows:

	Warrants	Options
Nevada Pacific	$13,817,306	$3,232,354
Tone	3,702,946	1,172,580
White Knight	—	2,277,188

	$17,520,252	$6,682,122

        The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

2007
Risk-free interest rate	4.7-5.1%
Dividend yield	0
Volatility factor of the expected market price of common stock	116-125%
Weighted-average expected life of option	6.5 years

        The acquisitions have been accounted for as purchase transactions, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees. The measurement of the purchase consideration was based on the market prices of the Company's common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share. The total purchase price, including transaction costs and the fair values of the options and warrants, amounted to $283,032,463.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Business Acquisitions (Continued)

        The allocation of the purchase price is summarized in the following table.

	White Knight	Nevada Pacific	Tone	Total
Purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$123,678,079	$96,681,424	$33,156,582	$253,516,085
Stock options to be exchanged for options of US Gold Corporation	2,277,188	3,232,354	1,172,580	6,682,122
Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	13,817,306	3,702,946	17,520,252
Acquisition costs	2,421,406	2,159,063	733,535	5,314,004

	$128,376,673	$115,890,147	$38,765,643	$283,032,463

Net assets acquired:
Cash and cash equivalents	$5,370,031	$208,390	$1,037,971	$6,616,392
Other current assets	176,486	508,960	16,066	701,512
Joint Venture receivable	732,912	—	—	732,912
Long-term receivable	482,008	—	—	482,008
Deferred compensation charges	—	283,976	17,030	301,006
Property, plant and equipment, net	87,266	4,105,000	—	4,192,266
Acquired mineral property interests	123,906,563	112,885,692	16,897,119	253,689,374
Asset retirement obligation assets	—	1,721,932	—	1,721,932
Reclamation bonds	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,495)	(1,856,432)	(138,127)	(2,212,054)
Other non-current liabilities	—	(75,161)	—	(75,161)
Asset retirement obligation	(143,760)	(2,144,130)	—	(2,287,890)
Deferred income tax liability	(42,120,653)	(40,379,783)	(5,686,364)	(88,186,800)

Net identifiable assets	88,495,213	75,346,127	12,173,840	176,015,180
Residual purchase price allocated to goodwill	39,881,460	40,544,020	26,591,803	107,017,283

	$128,376,673	$115,890,147	$38,765,643	$283,032,463

        The purchase consideration for the mining assets and property, plant and equipment exceeded the carrying value of the underlying assets for tax purposes by approximately $256,297,776. This amount has been applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of approximately $88,186,800 increased goodwill.

        For the purposes of the Company's financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management's best estimates and taking into account all available information at the time

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Business Acquisitions (Continued)

these consolidated financial statements were prepared. The allocation is still preliminary and could be subject to change.

Unaudited Pro Forma Results

        SFAS 141 "Business Combinations" require supplemental information on a pro forma basis to disclose the results of operations for the interim periods as though the business combination had been completed as of the beginning of the periods being reported on. The following table sets forth on a pro forma basis, the results of operations for US Gold, had the acquisition of the Acquired Companies been completed on January 1, 2007 and 2006:

For the year ended December 31, 2007	US Gold	White Knight	Nevada Pacific	Tone	Combined
Revenue	$—	$—	$—	$—	$—
Net loss	$(28,545,753)	$(4,354,156)	$(2,435,298)	$(185,120)	$(35,520,327)
Loss per share					$(0.43)

For the 12 month period ended	US Gold December 31, 2006	White Knight December 31, 2006	Nevada Pacific December 31, 2006	Tone November 30, 2006(a)	Combined
Revenue	$—	$—	$3,956,951	$—	$3,956,951
Net loss	$(72,650,040)	$(3,687,388)	$(7,319,055)	$(1,188,044)	$(84,844,527)
Loss per share					$(2.13)

(a)
Reflects Tone's results for the 12 month period ended November 30, 2006.

3. Mineral Properties and Asset Retirement Obligations

        The Company owns TSLLC which, in turn, owns the historic Tonkin gold mine property located in Eureka County, Nevada. Effective May 12, 2005, BacTech withdrew from TSLLC and its 55% interest reverted back to the Company. In June 2007, the Company completed three simultaneous acquisitions and significantly increased its land position (see Note 2). These acquisitions transformed the Company from a single property owner into a significant land holder. At December 31, 2007, the Company holds mineral interests covering a total of approximately 263 square miles in Nevada, a single approximate 1 square mile property in the state of Utah, and approximately 1,379 square miles of mineral concession rights in Mexico, including the Magistral Mine, a former producing mine. The Magistral mine is presently held on a care and maintenance basis.

        In 2006, the Company commenced an extensive multi-year exploration program initially on the historic Tonkin property and expanded in 2007 to include certain of the Acquired Company's properties. During 2007 and 2006, the Company has incurred expense of approximately $20.0 and $9.6 million, respectively, in total exploration program and related expenditure costs.

        The Company is responsible for reclamation of certain past and future disturbances at the historic Tonkin property as well as properties of the Acquired Companies. The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral mine.

        For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at December 31, 2007 and 2006, had cash bonding in place of

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Mineral Properties and Asset Retirement Obligations (Continued)

$4,973,532 and $3,102,317, respectively. For the historic Tonkin property, the Company completed an updated reclamation cost estimate during the first quarter of 2007, which has been conditionally accepted by the Bureau of Land Management ("BLM") and fully bonded. The estimate totals approximately $3,768,430. The Company anticipates preparation and filing with the BLM of another updated reclamation plan and cost estimate for the historic Tonkin property, possibly during late 2009, which among other things is anticipated to include long-term closure plan for water related issues (see Note 13). It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of such update. The Company, however, is unable to estimate possible increases at this time. Under the 2007 update, property-wide reclamation activities at the historic Tonkin Property are currently projected to be incurred primarily through 2014 with water management into 2040. Reclamation expenditures covering all United States properties during 2007 and 2006 totaled $628,916 and $1,746,182, respectively.

        The Company performed a preliminary review of the Nevada Pacific's projected reclamation costs associated with the Magistral Mine and as a result of that review has recorded an initial cost estimate in the allocation of the purchase price of $2,700,000. The following is a reconciliation of the aggregate of projected asset retirement obligation for financial reporting for the two years ended December 31, 2007:

Asset retirement obligation—January 1, 2006	$2,724,721
Settlements (final reclamation performed)	(1,746,182)
Increase in liability related to updated estimate	2,357,292
Accretion of liability	269,621

Asset retirement obligation—December 31, 2006	$3,605,452

Settlements (final reclamation performed)	(864,928)
Accretion of liability	386,864
Asset retirement obligation acquired	2,287,890

Asset retirement obligation—December 31, 2007	$5,415,278

        It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company's properties, if any. There was no amortization recorded during 2007, 2006 nor 2005 related to the capitalized asset retirement cost since properties were not in operation. Actual asset retirement and reclamation, generally, will commence upon the completion of operations at the property.

        During 2005 the Company wrote off and expensed the remaining purchase price receivable from BacTech of $182,748 related to the historic Tonkin property.

4. Termination and Other Agreements

        As a condition to completion of the equity transaction entered into on July 29, 2005 (see Note 10), and in consideration of prior uncompensated services and termination of outstanding stock options, the Company consummated agreements with each of its then existing executive officers pursuant to which their employment contracts with the Company were terminated ("Termination Agreements"). These Termination Agreements provided for cash payments to the three individuals in the aggregate amount of $1,000,000, issuance of 1,025,000 shares of the Company's common stock (see Note 10) and

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Termination and Other Agreements (Continued)

distribution of 5,191,352 shares of common stock of Gold Resource Corporation ("GRC"), representing all of the GRC stock owned by the Company prior to the transaction (see Note 5). The GRC stock was valued at $0.118 per share or $612,580, the fair value as determined by an independent third party. The Termination Agreements were effective July 28, 2005.

        The Company also issued an aggregate of 450,000 shares of its common stock (see Note 10) to its then-existing four independent members of the Board of Directors as a condition to completion of the July 29, 2005 transaction (see Note 10). These shares were issued under the Company's Non-Qualified Stock Option and Stock Grant Plan. Outstanding stock options with each of these directors and the three executive officers were also cancelled.

5. Gold Resource Corporation

        As discussed in Note 4 above and Note 10 below, effective July 29, 2005, related to the Termination Agreements, the Company disposed of 5,191,352 shares (approximately 32.65%) of the then-outstanding common stock of GRC, a Colorado corporation, representing all of the Company's interest in GRC. The Company's share of GRC's net loss for 2005 prior to the disposition of its interest in GRC was $(58,888).

        GRC owed the Company $330,000 under a 2002 management contract that expired by its term December 31, 2002, and that amount had not been previously recognized as a receivable or as revenue by the Company. In June 2005, GRC paid $10,000 of the amount in cash and issued to the Company 1,280,000 shares of GRC stock with an agreed upon value of $0.25 per share in full satisfaction of its obligations under the 2002 management contract. Since the shares of GRC were not publicly traded at that time, the 1,280,000 shares of GRC received in satisfaction of the 2002 management contract were determined by a third party valuation to have a fair value of $151,040 and the Company recorded a loss of $168,960 related to the value of the 1,280,000 shares during the quarter ended June 30, 2005.

6. Loan Settlement Agreement with FABC

        On February 21, 1992, the Company entered into a Loan Settlement Agreement with its senior secured lender, The French American Banking Corporation ("FABC"). At that time, the Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company ("TSGMC"), entered into an agreement with FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from Tonkin Springs Venture Limited Partnership ("TSVLP") to FABC. TSVLP, another subsidiary of the Company, has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No payments have been made under this obligation.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Property and Equipment

        At December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
Trucks and trailers	$878,031	$650,176
Office furniture and equipment	485,664	200,692
Building	808,100	—
Mining equipment	3,179,000	—

subtotal	$5,350,795	$850,868
Less: accumulated depreciation	(581,502)	(108,630)

Total	$4,769,293	$742,238

        Depreciation expense for 2007 and 2006 was $475,256 and $73,701, respectively.

8. Goodwill

        For the purpose of allocating the goodwill arising from the Acquisitions described in Note 2, the Company has identified two reporting units, namely, the exploration operations located in Nevada ("U.S. Properties") and exploration operations located in Mexico ("Mexico Properties"). The Company has assigned the goodwill amount in full to the United States reporting unit. The goodwill represents the buyer-specific synergies and transition to significant land holder.

        The annual testing for impairment resulted in no impairment charge during 2007.

9. Income Taxes

        In various transactions entered into February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under the Internal Revenue Code ("IRC") Section 382 (g). As a result, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change. Except as noted below, the Company will receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2006 and at December 31, 2007, the Company estimates that tax loss carry forwards to be $14,727,000 and $58,651,000, respectively expiring starting in 2009 and going through 2027.

        The Company's income tax expense consisted of:

	2007	2006	2005
Current taxes payable
Federal	$—	$—	$—
State	—	—	—
Foreign	66,766	—	—

Total current tax provision	$66,766	—	$—

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 respectively, are presented below:

	2007	2006
Deferred Tax Assets:
Alternative minimum tax credit carryforward	$40,900	$40,900
Reclamation obligation	—	103,800
Net operating loss carryforward	21,914,000	5,007,200
Other temporary differences	608,700	—
Capital loss carryforward	251,200	241,600

Total gross deferred tax asset	22,814,800	5,393,500
Less valuation allowance	(20,418,400)	(4,020,900)

Net deferred tax assets	$2,396,400	$1,372,600

Deferred Tax Liabilities:
Reclamation obligation	(149,500)	—
Mineral property	(2,085,000)	—
Basis in TSVLP	(161,900)	(1,372,600)
Acquisition related deferred tax liability	(88,186,800)	—

Total deferred tax liabilities	$(90,583,200)	$(1,372,600)

Total net deferred tax liability	$(88,186,800)	$—

        The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $16,397,500 primarily reflects an increase of net operating (loss) carryforwards and the recording of deferred tax assets acquired in the current tax year. The acquisition related deferrred tax liability consists of $86,394,800, $511,000, and $1,281,000 for mineral properties, fixed assets, and a liability for unrecognized tax benefits, respectively.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Income Taxes (Continued)

        A reconciliation of the tax provision for 2007, 2006 and 2005 at statutory rates is comprised of the following components:

	2007	2006	2005
Federal statutory rate tax provision on book loss	$(9,675,770)	$(24,701,000)	$(658,000)
State statutory rate tax provision on book loss	(385,986)	—	$—
Foreign statutory rate tax provision on book loss	(183,119)	—	$—
Book to tax adjustments:
Exploration costs amortized over 10 years	—	2,661,600	$658,000
Target acquisition costs not deductible	—	2,186,800	—
Reclamation expenditures deductible	—	(558,800)	—
Other	603,925		—
Stock option expense not deductible (net)	—	455,000	—
Derivative liability expense not deductible	—	16,538,000	—
Tax rate changes	(162,329)	—	—
Accretion expense not deductible	—	86,300	—
Valuation allowance	9,870,045	3,332,100	—

Tax Provision	$66,766	$—	$—

        As of January 1, 2007, the Company did not have any unrecognized tax benefits. The adoption of FIN 48 did not result in any cumulative effect adjustment to the January 1, 2007 balance of the Company's accumulated deficit. As a result of the acquisition of the Acquired Companies, the Company recognized a $517,000 liability plus $764,000 of accrued interest and penalties which relate to the Mexican properties and was accounted for as a part of the purchase price allocation.

        Upon adoption of FIN 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits. For the year ended December 31, 2007, the Company accrued total interest related to income tax liability of $104,000. The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

        Included in the balance of unrecognized tax benefits at December 31, 2007 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation. In the year ending December 31, 2007, there was no increase in the balance of unrecognized tax benefits of $517,000. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company's financial statements.

        The Company has determined the classification of the unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as non-current liabilities according to the requirement of FIN 48. The basis for this assessment is that the unrecognized tax benefits do not become statute barred within the next twelve months. In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits. As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

        The Company or its subsidiaries file income tax returns in Canada, the United States, and Mexico. These tax returns are subject to examination by local taxation authorities provided the tax years remain

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Income Taxes (Continued)

open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

  United States: 2003 to 2007
  Canada: 2000 to 2007
  Mexico: 2002 to 2007

        In the course of the Company's due diligence of the Mexican properties acquired with Nevada Pacific, the Company identified a potential total tax liability of $1,281,000 with respect to certain open tax positions of which approximately $764,000 related to potential interest and penalties. The Company recognized the $1,281,000 tax liabilities as part of the Company's preliminary purchase price allocation which is still subject to further refinement.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Dollars In Thousands	Liability For Unrecognized Tax Benefits
Balance at January 1, 2007	—
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Additions for Tax Positions of Prior Years	1,281,000
Reductions for Tax Positions of Prior Years	—
Reduction for Lapse of Statute of Limitations	—
Balance at December 31, 2007	1,281,000

10. Shareholders' Equity

        On November 14, 2005, shareholders of the Company approved an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized from 35,000,000 to 250,000,000 and eliminating the par value of the shares. All presentations have been restated to reflect these changes to the capital of the Company. On November 30, 2006, shareholders approved an increase in the number of shares reserved under the Company's Equity Incentive Plan (the "Plan") from 5,000,000 to 9,000,000 shares (see Note 11).

        As explained further in Note 2, effective March 28, 2007, the Company's wholly-owned subsidiary, Canadian Exchange Co., took up and paid for the shares tendered by the shareholders of the Acquired Companies and issued 38,027,674 exchangeable shares for a majority of each of the Acquired Companies. Effective June 28, 2007, the Company and Canadian Exchange Co. completed plans of arrangement with Nevada Pacific and Tone, and on June 29, 2007, and completed a compulsory acquisition of White Knight (collectively the "Second Phase Acquisition Transactions") under which the Company acquired the remaining shares of each of the Acquired Companies. Related to the Second Phase Acquisition Transactions, Canadian Exchange Co. issued 4,587,553 additional exchangeable shares, resulting in the issuance of an aggregate 42,615,227 exchangeable shares for the acquisition of 100% of the issued and outstanding shares of the Acquired Companies.

        The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company. Accordingly, remaining exchangeable shares are included as part of the

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Shareholders' Equity (Continued)

consolidated share capital of the Company. The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of the Company's Series A Special Voting Preferred Stock ("Special Voting Share") pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of Canadian Exchange Co. issued and outstanding from time to time and which are not owned by US Gold or any subsidiary. Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company's common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent shall not be required, except to the extent it is entitled to vote with the holders of shares of common stock for taking any corporate action. Through December 31, 2007, approximately 22,325,817 exchangeable shares had been converted into an equivalent amount of common stock of the Company.

        With the Second Phase Acquisition Transactions (see Note 2), the Company assumed remaining stock options covering approximately 812,918 shares of the Company's common stock at exercise prices ranging from approximately $1.92 to $6.70 per share and expiring through January 25, 2017, and additional stock options of the Acquired Companies were exercised between the first and Second Phase transactions equivalent to 353,603 exchangable shares. During 2007, assumed stock options were exercised for 170,125 shares of common stock (see Note 11). At December 31, 2007, remaining assumed stock options are outstanding covering approximately 642,793, shares.

        With the Second Phase Acquisition Transactions, the Company assumed warrant agreements (see Note 14) providing for the purchase of approximately 3,625,600 exchangeable shares of Canadian Exchange Co. at exercise prices ranging from approximately $0.96 to $3.48 per share and expiring through May 11, 2008. During 2007, assumed warrants for 2,106,679 exchangeable shares were exercised for aggregate $3,954,518 representing an average exercise price of approximately $1.88 per share. At December 31, 2007, there remain outstanding assumed warrants for the purchase of approximately 1,472,921 exchangeable shares at exercise prices ranging from approximately $0.96 to $3.48 per share, and expiring through May 11, 2008.

        On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts ("Subscription Receipts") at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the "Private Placement"). Of that total, $34,940,510 (net of issuance costs) were immediately received by the Company with the balance of $34,355,250 (net of issuance costs) received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds. Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company's common stock and one-half of one common stock purchase warrant ("Warrant"). Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. In connection with this Private Placement, the Company issued compensation options entitling the broker- dealer which acted as our placement agent ("Agent") to acquire, for no additional consideration, broker warrants to acquire up to 1,002,000 units at an exercise price of $4.50 per unit until August 22, 2007. Each units consists of one share of our common stock and one-half of one warrant. These compensation options were converted into broker warrants contemporaneously with the conversion of the Subscription Receipts on August 10, 2006.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Shareholders' Equity (Continued)

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

        In connection with the sale of Subscriptions Receipts, the Company issued freestanding Warrants and a right to receive common stock (the embedded conversion feature). Although the terms of the Warrants or Subscription Receipts do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the Company's control and, accordingly, the Company accounted for these freestanding Warrants and the embedded conversion feature as derivative financial instrument liabilities, rather than as equity.

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

        On July 24, 2006, the Company entered into agreements that modified the terms of the indentures executed in connection with the Private Placement. The execution of the Supplemental Indentures terminated derivative financial instrument accounting treatment for the Warrants and the Subscription Receipts effective July 24, 2006, and the derivative liability balance determined at that date was reclassified into common stock within shareholders' equity.

        In valuing the Warrants and the embedded conversion right components at the time they were issued and to the date of termination of required derivative accounting, July 24, 2006, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the Warrants, and an expected volatility of its common stock over the remaining life of the Warrants of 102%. The risk-free rates of return used at February 22, 2006 and July 24, 2006, applicable to the Warrants were 4.57% and 4.99%, respectively, based on constant maturity rates published by the U.S. Federal Reserve.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Shareholders' Equity (Continued)

        Derivative Instrument Liability Analysis. At the date of termination of requirements for derivative accounting, July 24, 2006, the following derivative liabilities related to the Warrants and the embedded derivative instruments were reclassified into common stock:

Issue Date	Expiry Date		Exercise Price Per Share	Value—Issue Date	Value— July 24, 2006
Fair value of freestanding derivative instrument liability for warrants
2-22-2006	2-22-2011	4,175,000 warrants	$10.00	$13,918,112	$23,708,440
Fair value of bifurcated embedded derivative instrument liability associated with Subscription Receipts offering
2-22-2006	N/A	8,350,000 shares of underlying Common Stock	N/A	40,915,000	65,547,501
					89,255,941
Less: funds released from escrow					37,575,000

Balance reclassified to common stock with termination of accounting treatment					$51,680,941

        On July 29, 2005, the Company sold 11,100,000 shares of its common stock to a single investor for $4 million cash. Related to this transaction, the Company issued 450,000 shares of its stock valued at $0.40 per share, or $180,000, to its then four independent directors as a stock grant under the Plan. Directors terminated option agreements for aggregate 450,000 shares of stock. Related to the Termination Agreements with three executive officers discussed further in Note 4, the Company issued 1,025,000 shares of its stock valued at the closing market price on the day of the agreements of $0.39 per share, or $399,750, under the Plan. Those executives terminated option agreements covering aggregate 225,000 shares of stock. See Note 11.

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

        In November 2007, the Company entered into a contract with Diagnos Inc. ("Diagnos"), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of geologic and other property data, (the "2007 Diagnos Contract.") Under certain circumstances related to economic discoveries generated by Diagnos, success bonuses in the form of common stock would be payable to Diagnos by the Company. See Note 14, "Related Party Transactions." There is no impact in the December 31, 2007 financial statements related to this agreement.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

11. Stock Based Compensation

        The Plan was originally adopted by the Company effective March 17, 1989 for certain employees, directors and certain consultants of the Company. Under the Plan, as amended by shareholders on November 30, 2006, a total of 9,000,000 shares of Common Stock are reserved for issuance thereunder.

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at market value as of the date of the grant. During 2007, the Company issued 328,791 shares upon exercise of stock options under the Plan as well as for exercise of stock options assumed by the Company in the acquisitions, at exercise prices ranging from $1.81 to $4.14 per share for proceeds of approximately $524,147. In June 2007, the Company granted stock options to certain employees for aggregate 301,500 shares at an exercise price of $5.01 per share. The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue. During 2007 stock options for 66,666 shares at exercise price $2.12 per share, expired by their terms. During 2006, stock options were granted to employees and consultants of the Company covering 429,000 shares at exercise prices of $5.13, $7.30 and $8.30 per share. During 2006, the Company issued 50,000 shares upon exercise of stock options under the Plan for proceeds of $106,000.

        The fair value the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions.

	2007	2006	2005
Risk-free interest rate	4.7-5.1%	4.88-5.00%	4.61%
Dividend yield	0	0	0
Volatility factor of the expected market price of common stock	116-125%	.88-1.91%	1.02%
Weighted-average expected life of option	6.5 years	10 years	10 years

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

11. Stock Based Compensation (Continued)

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2007:

	Analysis of Stock Options
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of year	1,427,000	$2.09-$8.30	1,072,000	$2.09-$2.12	675,000	$0.50-$0.86
Granted	301,500	$5.01	429,000	$5.13-$8.30	1,072,000	$2.09-$2.12
Excercised	(158,666)	$2.12	(50,000)	$2.12	—	—
Canceled	—		—		(675,000)	$0.50-$0.86
Expired	(66,666)		(24,000)	$2.02-$8.30	—	—

Outstanding and exercisable, end of year	1,503,168	$2.09-$8.30	1,427,000	$2.09-$8.30	1,072,000	$2.09-$2.12

Weighted average fair value of options granted during year	$1,266,166		$2,037,705		$2,076,180

Weighted average fair value of options vested during year	$1,355,803		$611,950		$337,476

        Under the accounting provisions of SFAS 123R, the Company's net loss and net loss per share for 2005 would have been adjusted to the following pro forma amounts:

	2005 Net loss
	As reported	Pro forma
Net loss	$(2,990,721)	$(3,328,197)

	Basic and diluted net loss per share
	As reported	Pro forma
Net loss
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

12. Loss per share

        The computations for basic loss per common share are as follows:

	2007	2006	2005
Net loss for the year	$28,545,753	$72,650,040	$2,990,721
Weighted average number of common shares outstanding	81,955,119	39,891,413	25,931,172

Loss per common share	$0.35	$1.82	$0.12

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Rental Expense and Commitments and Contingencies

        The Company had rental expense under operating leases of $115,748, $24,452 and none in the years December 31, 2007, 2006 and 2005, respectively.

        At December 31, 2007, the Company is obligated under long term leases covering office space and equipment for the following minimum obligations:

Lease Obligation
2008	106,586
2009	96,329
2010	11,531
2011	—
2012	—

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

        The Company's mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment, and believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

        In recent months the Company has had preliminary discussions with the State of Nevada to commence the process of submitting a proposal with respect to treatment of water that has been collecting from historic drill holes. At this time, the ultimate amount of the Company's potential obligation, if any, is not determinable.

14. Related Party Transactions

        In connection with the sale of Subscription Receipts during 2006 as discussed in Note 10, Robert McEwen, the Company's Chairman, Chief Executive Officer and beneficial owner of more than 5% of its common stock, purchased 667,000 Subscription Receipts, on the same terms as the other purchasers of the Subscription Receipts. The 667,000 Subscription Receipts were converted into 667,000 shares of the Company's common stock and 333,500 Warrants on the same terms as the Subscription Receipts purchased by the other investors.

        In connection with the acquisition of the Acquired Companies as discussed in Notes 2 and 10, Mr. McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies. The exchangeable shares are convertible into shares of the Company's common stock on a one for one basis, the same ratio as the exchangeable shares issued to the other former securityholders of the

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. Related Party Transactions (Continued)

Acquired Companies. In connection with the second stage of the acquisition of the Acquired Companies, the Company assumed the obligations under warrant agreements of those companies. Warrants of White Knight and Nevada Pacific held by Mr. McEwen were assumed by the Company on the same basis as warrants owned by other holders. During 2007, Mr. McEwen exercised warrants to purchase aggregate 2,052,079 exchangeable shares for approximately $3.9 million, reflecting a weighted average exercise price of approximately $1.90 per share. As of December 31, 2007, Mr. McEwen holds warrants to purchase approximately 1,472,921 exchangeable shares at exercise prices ranging from approximately $0.96 to $2.17 per share and expiring through May 11, 2008.

        Effective June 1, 2006, the Company entered into a management services agreement ("Services Agreement") with 2083089 Ontario Inc. ("208") pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support. Similar contracts were entered into between the Company and 208 for calendar years 2007 and 2008, each expiring on December 31 of the subject year. A company owned by Mr. McEwen is the owner of 208, and Mr. McEwen is the chief executive officer and sole director of 208. The Company paid $540,400 in 2006 and $336,500 in 2007 under these agreements and is obligated to pay $350,000 for 2008.

        The Company occasionally charters the use of aircraft in support of its business activities through charter aircraft services which in turn leases an airplane from the Company's chief executive officer. During 2006, the Company paid or accrued $73,931 related to Company use of the aircraft though these charter services.

        In November 2007, the Company entered into a contract with Diagnos Inc. ("Diagnos"), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of certain geologic and other property data (the "2007 Diagnos Contract"). The Company considers the recommendations made by Diagnos to be additional tools in evaluating exploration targets on its Nevada properties and to identify other areas of potential interest. The initial results from Diagnos are anticipated to be available to the Company during late first quarter 2008 and will be evaluated in planning the exploration program for that year. Mr. McEwen owned an approximate 2.5% equity interest in Diagnos at the time the Company entered into the 2007 Diagnos Contract. Under the 2007 Diagnos Contract, Diagnos is to be paid a service fee of approximately $195,000 of which $75,000 was paid by December 31, 2007. In addition, Diagnos would receive a success bonus of 100,000 shares of common stock of the Company for every new economic discovery based upon targets recommended by Diagnos (economic discovery defined as the positive feasibility study of the property). If the Company acquires claims outside the boundary of its existing property area, then Diagnos would receive an additional success bonus in the form of a 2% net smelter return ("NSR") royalty on such claims. The Company would have the option to buy back one-half (1% of the 2%) NSR royalty at any time for approximately $1 million. If the Company should acquire properties on which it would be obligated to pay this royalty that are already burdened by a royalty or that are subject to joint-venture with other companies, the bonus on economic discovery would be 500,000 shares of the Company's common stock rather than a NRS royalty in favor of Diagnos.

        Each of the three above agreements were approved or ratified by the independent members of the Company's Board of Directors.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. Unaudited Supplementary Quarterly Information

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2007, 2006 and 2005:

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Net income (loss)	$(8,724,358)	$(8,362,815)	$(6,023,071)	$(5,435,509)
Net income (loss) per share—basic and diluted	$(0.17)	$(0.09)	$(0.06)	$(0.06)
Weighted average shares outstanding—basic and diluted	51,748,474	88,259,042	94,107,761	94,921,698

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Net income (loss)	$(68,763,966)	$2,760,723	$1,856,833	$(8,664,618)
Net income (loss) per share—basic	$(2.07)	$0.08	$0.04	$(0.20)
—diluted	$(2.07)	$0.05	$0.03	$(0.20)
Weighted average shares outstanding—basic	33,296,755	33,296,755	42,472,579	42,472,579
—diluted	33,296,755	60,897,755	61,281,755	42,472,579

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Net income (loss)	$(386,368)	$(44,717)	$(1,914,470)	$(645,166)
Net income (loss) per share—basic	$(0.02)	$—	$(0.07)	$(0.02)
Weighted average shares outstanding—basic and diluted	20,457,100	20,485,915	29,444,834	33,296,755

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 25, 2007, the Audit Committee of our Board of Directors engaged KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2007 and simultaneously dismissed Stark Winter Schenkein & Co., LLP ("SWS"), the former independent registered public accounting firm.

        The audit reports of our financial statements for the two fiscal years ended December 31, 2005 and 2006 did not contain any adverse opinion, disclaimer of opinion, modification or qualification as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2005 and 2006 and through April 25, 2007, there were no disagreements with SWS, whether or not resolved on any matter of accounting principal or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of SWS, would have caused SWS to make reference to the subject matter of such disagreement in connection with its report on our financial statements for such periods.

ITEM 9A.    CONTROLS AND PROCEDURES

        During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

        Management's report on internal control over financial reporting and the attestation report on management's assessment are included in Item 8 of this annual report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 29, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following exhibits are filed with or incorporated by referenced in this report:

2.1	Arrangement Agreement between the Company, US Gold Canadian Acquisition Corporation and Nevada Pacific Gold Ltd. dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.1, File No. 001-33190)
2.2
Arrangement Agreement between the Company, US Gold Canadian Acquisition Corporation and Tone Resources Limited dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.2, File No. 001-33190)
3.1
Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on March 16, 2007 (incorporated by reference from the Definitive Proxy Statement filed with the SEC on February 9, 2007, File No. 001-33190).
3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2007 (incorporated by reference from the Report on Form 8-K dated October 30, 2007, Exhibit 3.2, File No. 001-33190)
10.1
Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.1, File No. 000-9137)
10.2
First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.2, File No. 000-9137)
10.3
Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.3, File No. 000-9137)
10.4
Seventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, executed April 18, 1990 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.4, File No. 000-9137)
10.5
Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.5, File No. 000-9137)
10.6
Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)
10.7
Tenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 30, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.7, File No. 000-9137)

10.8
Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)
10.9
Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)
10.10
Thirteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated February 1, 2003 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.10, File No. 000-9137)
10.11
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)
10.12	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)
10.13
Agency Agreement between the Company, GMP Securities L.P. and Griffiths McBurney Corp. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.1, File No. 000-09137)
10.14
Subscription Receipt Indenture between the Company, GMP Securities L.P. and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.2, File No. 000-09137)
10.15
Warrant Indenture between the Company and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.3, File No. 000-09137)
10.16
Compensation Option issued by the Company in favor of GMP Securities L.P. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.4, File No. 000-09137)
10.17	Form of Subscription Agreement between the Company and Subscribers (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.5, File No. 000-09137)
10.18
Registration Rights Agreement between the Company and GMP Securities L.P. dated February 22, 2006 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.28, File No. 000-9137)
10.19
Employment Agreement between the Company and William F. Pass dated March 30, 2006 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.29, File No. 000-9137)
10.20
Supplemental Indenture to Subscription Receipts Indenture between the Company, GMP Securities L.P. and Equity Transfer & Trust Company dated July 24, 2006 (incorporated by reference from the Report on Form 8-K dated July 24, 2006, Exhibit 10.1, File No. 000-09137)

10.21
Supplemental Indenture to Warrant Indenture between the Company, GMP Securities and Equity Transfer & Trust Company dated July 24, 2006 (incorporated by reference from the Report on Form 8-K dated July 24, 2006, Exhibit 10.2, File No. 000-09137)
10.22
Second Supplemental Indenture to Subscription Receipts Indenture between the Company, GMP Securities L.P. and Equity Transfer & Trust Company dated August 2, 2006 (incorporated by reference from the Report on Form 8-K dated August 2, 2006, Exhibit 10.1, File No. 000-09137)
10.23
Amending Agreement to Agency Agreement between the Company, GMP Securities L.P. and Griffiths McBurney Corp. dated August 2, 2006 (incorporated by reference from the Report on Form 8-K dated August 2, 2006, Exhibit 10.2, File No. 000-09137)
*10.24	Management Service Agreement between the Company and 2083089 Ontario Inc. dated February 1, 2007
*10.25	Management Service Agreement between the Company and 2083089 Ontario Inc. dated January 14, 2008
*10.26	Services Contract between the Company and Diagnos inc. dated November 23, 2007
*10.27
Mineral Lease between Nevada Pacific Gold (US) and Bertha C. Johnson, Trustee of The Lyle F. Campbell Trust under an Agreement of Trust dated August 5, 1986 and amended on May 21, 1987, August 19, 1987, April 19, 1991, and May 19, 1998, and Julian E. Simpson and Jean C. Simpson
10.28	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137
10.29	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190
*21	Subsidiaries of the Company
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*23.2	Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass

*
Filed with this report

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION
Dated: March 17, 2008	By:	/s/ ROBERT R. MCEWEN Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 17, 2008
/s/ WILLIAM F. PASS William F. Pass	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 17, 2008
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 17, 2008
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 17, 2008
/s/ PETER BOJTOS Peter Bojtos	Director	March 17, 2008
/s/ DECLAN J.COSTELLOE Declan J.Costelloe	Director	March 17, 2008

EXHIBIT INDEX

2.1	Arrangement Agreement between the Company, US Gold Canadian Acquisition Corporation and Nevada Pacific Gold Ltd. dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.1, File No. 001-33190)
2.2
Arrangement Agreement between the Company, US Gold Canadian Acquisition Corporation and Tone Resources Limited dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.2, File No. 001-33190)
3.1
Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on March 16, 2007 (incorporated by reference from the Definitive Proxy Statement filed with the SEC on February 9, 2007, File No. 001-33190).
3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2007 (incorporated by reference from the Report on Form 8-K dated October 30, 2007, Exhibit 3.2, File No. 001-33190)
10.1
Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.1, File No. 000-9137)
10.2
First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.2, File No. 000-9137)
10.3
Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.3, File No. 000-9137)
10.4
Seventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, executed April 18, 1990 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.4, File No. 000-9137)
10.5
Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.5, File No. 000-9137)
10.6
Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)
10.7
Tenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 30, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.7, File No. 000-9137)

10.8
Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)
10.9
Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)
10.10
Thirteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated February 1, 2003 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.10, File No. 000-9137)
10.11
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)
10.12	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)
10.13
Agency Agreement between the Company, GMP Securities L.P. and Griffiths McBurney Corp. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.1, File No. 000-09137)
10.14
Subscription Receipt Indenture between the Company, GMP Securities L.P. and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.2, File No. 000-09137)
10.15
Warrant Indenture between the Company and Equity Transfer Services Inc. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.3, File No. 000-09137)
10.16
Compensation Option issued by the Company in favor of GMP Securities L.P. dated February 22, 2006 (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.4, File No. 000-09137)
10.17	Form of Subscription Agreement between the Company and Subscribers (incorporated by reference from the Report on Form 8-K dated February 27, 2006, Exhibit 10.5, File No. 000-09137)
10.18
Registration Rights Agreement between the Company and GMP Securities L.P. dated February 22, 2006 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.28, File No. 000-9137)
10.19
Employment Agreement between the Company and William F. Pass dated March 30, 2006 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.29, File No. 000-9137)
10.20
Supplemental Indenture to Subscription Receipts Indenture between the Company, GMP Securities L.P. and Equity Transfer & Trust Company dated July 24, 2006 (incorporated by reference from the Report on Form 8-K dated July 24, 2006, Exhibit 10.1, File No. 000-09137)

10.21
Supplemental Indenture to Warrant Indenture between the Company, GMP Securities and Equity Transfer & Trust Company dated July 24, 2006 (incorporated by reference from the Report on Form 8-K dated July 24, 2006, Exhibit 10.2, File No. 000-09137)
10.22
Second Supplemental Indenture to Subscription Receipts Indenture between the Company, GMP Securities L.P. and Equity Transfer & Trust Company dated August 2, 2006 (incorporated by reference from the Report on Form 8-K dated August 2, 2006, Exhibit 10.1, File No. 000-09137)
10.23
Amending Agreement to Agency Agreement between the Company, GMP Securities L.P. and Griffiths McBurney Corp. dated August 2, 2006 (incorporated by reference from the Report on Form 8-K dated August 2, 2006, Exhibit 10.2, File No. 000-09137)
*10.24	Management Service Agreement between the Company and 2083089 Ontario Inc. dated February 1, 2007
*10.25	Management Service Agreement between the Company and 2083089 Ontario Inc. dated January 14, 2008
*10.26	Services Contract between the Company and Diagnos inc. dated November 23, 2007
*10.27
Mineral Lease between Nevada Pacific Gold (US) and Bertha C. Johnson, Trustee of The Lyle F. Campbell Trust under an Agreement of Trust dated August 5, 1986 and amended on May 21, 1987, August 19, 1987, April 19, 1991, and May 19, 1998, and Julian E. Simpson and Jean C. Simpson
10.28	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137
10.29	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190
*21	Subsidiaries of the Company
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*23.2	Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass

*
Filed with this report

QuickLinks

TABLE OF CONTENTS
ADDITIONAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
Average Annual Market Price of Gold (per oz.)
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (Assumes $100 initial investment on 12/31/2002)
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
US GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the years ended December 31,
US GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
US GOLD CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
US GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX