Form 10-Q
period 2008-03-31
U S GOLD CORP
filed 2008-05-09
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,285,183 shares outstanding as of May 6, 2008.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,154,185	$30,929,227
Other current assets	1,576,222	1,812,842
Total current assets	27,730,407	32,742,069

Property and equipment, net	4,668,892	4,769,293
Mineral property interests	253,689,374	253,689,374
Capitalized asset retirement cost	4,620,426	4,431,647
Restrictive time deposits for reclamation bonding	5,041,165	4,973,532
Goodwill	107,017,283	107,017,283
Inactive milling equipment	777,819	777,819
Other assets	248,869	268,034

TOTAL ASSETS	$403,794,235	$408,669,051

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$796,206	$780,750
Current portion of asset retirement obligation	135,117	139,283
Income tax liability	66,766	66,766
Total current liabilities	998,089	986,799

Asset retirement obligation, less current portion	5,587,395	5,275,995
Deferred income tax liability	88,186,800	88,186,800
Other liabilities	348,018	298,233
Total liabilities	$95,120,302	$94,747,827

Shareholders’ equity:
Common stock: no par value, 250,000,000 shares authorized; 75,008,947 issued and outstanding as of March 31, 2008 and 73,703,363 issued and outstanding as of December 31, 2007	$447,997,707	$446,038,067
Exchangeable: 21,667,239 shares issued and outstanding as of March 31, 2008 and 22,749,692 shares issued and outstanding as of December 31, 2007
Warrants for stock purchase	6,171,812	7,367,558
Accumulated deficit	(145,383,162)	(139,465,893)
Accumulated other comprehensive loss	(112,424)	(18,508)
Total shareholders’ equity	308,673,933	313,921,224

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$403,794,235	$408,669,051

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	1,795,350	1,194,105
Acquisition costs	—	451,422
Property holding costs	1,239,522	569,140
Exploration costs	2,291,361	6,826,653
Accretion of asset retirement obligation	140,385	194,839
Depreciation	144,304	47,416
Foreign currency loss	98,392	—
Total costs and expenses	5,709,314	9,283,575

Operating loss	(5,709,314)	(9,283,575)

OTHER INCOME (EXPENSES):
Interest income	211,808	559,473
Interest expense	(46,000)	(256)
Loss on sale of assets	(1,351)	—
Foreign currency loss	(372,412)	—
Total other income (expense)	(207,955)	559,217

Loss before income taxes	(5,917,269)	(8,724,358)
Provision for income taxes	—	—
Net loss	$(5,917,269)	$(8,724,358)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available for-sale securities	$(93,916)	$—
Comprehensive loss	$(6,011,185)	$(8,724,358)
Basic and diluted per share data:
Net loss
-basic	$(0.06)	$(0.17)
-diluted	$(0.06)	$(0.17)
Weighted average common shares outstanding:
-basic	96,534,163	51,748,474
-diluted	96,534,163	51,748,474

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Cash paid to suppliers and employees	$(4,758,981)	$(7,652,173)
Interest received	210,706	563,929
Interest paid	—	(256)
Cash used in operating activities	$(4,548,275)	$(7,088,500)
Cash flows from investing activities:
Cash from acquisitions	—	6,636,343
Acquisition costs for mineral property interests	—	(1,846,597)
Capital expenditures	(43,903)	(211,928)
Increase to restricted investments securing reclamation	(67,633)	(16,784)
Decrease in other assets	—	172,782
Cash provided by (used in) investing activities	(111,536)	4,733,816
Cash flows from financing activities:
Exercise of stock options and warrants	257,181	25,440
Payments on installment purchase contracts	—	(1,916)
Cash provided by financing activities	257,181	23,524
Effect of exchange rate change on cash and cash equivalents	(372,412)	—
Decrease in cash and cash equivalents	(4,775,042)	(2,331,160)
Cash and cash equivalents, beginning of period	30,929,227	50,921,877
Cash and cash equivalents, end of period	$26,154,185	$48,590,717
Reconciliation of net loss to cash used in operating activities:
Net loss	$(5,917,269)	$(8,724,358)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	(1,102)	4,456
Stock option expense	506,714	438,818
Accretion of asset retirement obligation	140,385	194,839
Depreciation	144,304	47,416
Foreign exchange loss	372,412	—
Changes in non-cash working capital items:
Decrease in other assets related to operations	162,970	—
Increase in liabilities related to operations	43,311	950,329
Cash used in operating activities	$(4,548,275)	$(7,088,500)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

1.             Summary of Significant Accounting Policies

Basis of Presentation.  US Gold Corporation (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver. The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheets as of March 31, 2008 (unaudited) and December 31, 2007, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2007.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period of 96,534,163 and 51,748,474 for three month periods ended March 31, 2008 and 2007, respectively.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and has been computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.  For the three months ended March 31, 2008 and 2007, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.             Business Acquisitions

On March 28, 2007, the Company and its wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), completed the first stage of the acquisitions of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually an “Acquired Company” and collectively the “Acquired Companies”.  At this time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”) and resulted in the acquisition of all of the remaining outstanding common shares of the Acquired Companies.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

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

The exchangeable shares are exchangeable for the Company’s common stock on a one-for-one basis.  Optionholders and warrantholders of the Acquired Companies have received replacement options or warrants entitling the holders to receive, upon exercise, shares of the Company’s common stock in the case of options, and exchangeable shares of Canadian Exchange Co. for warrants, each reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share.  The options and warrants of the Acquired Companies exercisable for the Company’s shares were included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model.

The 2007 acquisitions were accounted for as purchase transactions, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees.  The measurement of the purchase consideration was based on the market prices of the Company’s common stock 2 days before and 2 days after the announcement date of March 5, 2007, which was $5.90 per share.  The total purchase price through the second stage transactions, including transaction costs and the fair values of the options and warrants, amounted to $283,032,463.

The purchase consideration for the mining assets and property, plant and equipment of the Acquired Companies exceeded the carrying value of the underlying assets for tax purposes by approximately $256,297,776. This amount has been applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of approximately $88,186,800 increased goodwill.

3.             Mineral Properties and Asset Retirement Obligations

The Company owns the formerly producing Tonkin gold mine property located in Eureka County, Nevada.  In June 2007, the Company completed three simultaneous acquisitions and significantly increased its land position (see Note 2).    At December 31, 2007 and March 31, 2008, the Company holds mineral interests covering a total of approximately 263 square miles in Nevada, a single approximate 1 square mile property in the state of Utah, and approximately 1,379 square miles of mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral mine is presently held on a care and maintenance basis.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral mine.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2008 and December 31, 2007, had cash bonding in place of $5,041,165 and $4,973,532, respectively.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” Changes in the Company’s asset retirement obligations for the three months ended March 31, 2008 are as follows:

Asset retirement obligation-January 1, 2008	$5,415,278
Settlements (final reclamation performed)	(21,930)
Accretion of liability	140,385
Adjustment reflecting updated estimates	188,779
Asset retirement and reclamation liability-March 31, 2008	$5,722,512

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company’s properties, if any.  There was no amortization adjustment recorded during 2008 nor 2007 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at the property.

4.             Property and Equipment

At March 31, 2008 and December 31, 2007, respectively, property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Trucks and trailers	$886,324	$878,031
Office furniture and equipment	543,636	485,664
Building	808,100	808,100
Mining equipment	3,179,000	3,179,000
Subtotal	$5,417,060	$5,350,795
Less: accumulated depreciation	(748,168)	(581,502)
Total	$4,668,892	$4,769,293

5.                                      Income Taxes

Prior to adoption of FIN 48 in 2007, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits.  Since January 1, 2007, the Company has recorded interest expense related to uncertain income tax liabilities of $150,000, including $46,000 during the three months ended March 31, 2008.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

Included in the balance of unrecognized tax benefits at March 31, 2008 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation of the business acquisitions (see note 2).  In the course of the Company’s due diligence of the Mexican properties acquired with Nevada Pacific, the Company identified a potential total tax liability of $1,177,000 with respect to certain open tax positions of which approximately $660,000 related to potential interest and penalties.   The Company recognized the $1,177,000 tax liability as part of the Company’s purchase price allocation.  In the three month period ending March 31, 2008, there was no increase in the balance of unrecognized tax benefits of $517,000.  Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.

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

The Company or its subsidiaries file income tax returns in Canada, the United States and Mexico. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The following information summarizes the open tax years by major jurisdiction:

United States: 2003 to 2007

Canada: 2000 to 2007

Mexico: 2002 to 2007

6.                                      Shareholders’ Equity

During the three months ended March 31, 2008, the Company issued 189,800 exchangeable shares upon exercise of warrants assumed in the 2007 acquisitions.  At March 31, 2008, there remain warrants to purchase 1,283,121 exchangeable shares at an exercise price of approximately $2.17 per share which expire on May 11, 2008.   In addition, approximately 1,272,251 exchangeable shares were converted into common stock during the three months ended March 31, 2008.  At that date, total exchangeable shares not held by the Company totaled 21,667,239.

As explained further in Note 2, related to the 2007 acquisitions, the Company’s wholly-owned subsidiary, Canadian Exchange Co., issued an aggregate 42,968,830 exchangeable shares. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company.

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

In November 2007, the Company entered into a contract with Diagnos Inc. (“Diagnos”), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of geologic and other property data (the “2007 Diagnos Contract.”)  Under certain circumstances related to economic discoveries of exploration targets generated by Diagnos, success bonuses in the form of common stock would be payable to Diagnos by the Company.  See Note 8, “Related Party Transactions.”  There is no impact in the March 31, 2008 or December 31, 2007 financial statements related to this agreement.

7.                                      Stock Options

During the three months ending March 31, 2008, the Company granted two awards of stock options to certain employees and consultants for aggregate 300,000 shares at exercise prices of $3.28 to $3.57, respectively, per share.  The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

During the three months ending March 31, 2008 and March 31, 2007, the Company recorded stock option expense of $506,714 and $438,818, respectively related to the service period.  During the three months ending March 31, 2008, the Company issued 33,333 shares upon exercise of stock option agreements at an exercise price of $2.12 per share for proceeds of $70,666.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three-month period ended March 31, 2008 were as follows:

Risk-free interest rate	2.72% to 2.83%
Dividend yield	n/a
Volatility factor	110%
Expected life	6.5 years

8.             Related Party Transactions

Effective January 1, 2008, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support.  Similar contracts were entered into between the Company and 208 for calendar years 2007 and 2006, each expiring on December 31 of the subject year.  A company owned by Robert McEwen, the chairman, chief executive officer and beneficial owner of more than 5% of our voting securities is the owner of 208. Also, Mr. McEwen is the chief executive officer and sole director of 208.  During the three month periods ending March 31 of 2008 and 2007, the Company paid $88,051 and $83,895, respectively, under these agreements.

In November 2007, the Company entered into a contract with Diagnos Inc. (“Diagnos”), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of certain geologic and other property data (the “2007 Diagnos Contract”).  The Company considers the recommendations made by Diagnos to be additional tools in evaluating exploration targets on its Nevada properties and to identify other areas of potential interest.  During the three months ended March 31, 2008, the Company paid or accrued expense of $122,640 related to the 2007 Diagnos Contract.  Mr. McEwen owned an approximate 2.5% equity interest in Diagnos at the time the Company entered into the 2007 Diagnos Contract.  Mr. McEwen owned approximately 2.2% equity interest in Diagnos as of March 31, 2008.  Each of the above agreements were approved or ratified by the independent members of the Company’s Board of Directors.

The Company plans on proceeding with a similar contract with Diagnos for its properties in Mexico, the specifics of which are currently being negotiated.

During the three months ended March 31, 2008, Mr. McEwen exercised warrants to purchase 189,800 exchangeable shares for aggregate $186,515, at an exercise price of approximately $0.98 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2008 and compares it to our financial condition at December 31, 2007.  Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2008 and compares those results to the three month period ended March 31, 2007.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2007.

Plan of Operation

Our plan of operation for 2008 is to continue our multi-year exploration and evaluation program at the combined Nevada properties and our Mexico properties.  The Company-wide exploration budget for 2008 is approximately $6.7 million which will be re-evaluated periodically during 2008 and could be increased or decreased.  The US exploration budget for 2008 is approximately $5 million, of which approximately $1.2 million has been spent during the three months ended March 31, 2008.  Priority exploration drilling targets have been identified on the Tonkin, Keystone and Gold Bar properties, each on the Cortez Trend, and the Limo property on the Carlin Trend.   Additional targets are being developed through the ongoing exploration process.  Also during 2008, we have an exploration budget of $1.7 million for the Mexico properties in and around the Magistral mine.  Approximately $1.1 million has been spent in Mexico during the three month period ended March 31, 2008.

Our only source of capital at present is cash on hand and the possible exercise of options and warrants, since we have no revenue.  Assuming that ongoing operations and exploration activity are consistent with budgeted activity and related cash used in operations, we believe that cash on hand is adequate to fund ongoing operations through 2008.  We anticipate requiring additional capital funding in order to continue our plan of operations in 2009.  We are currently evaluating strategic alternatives in order to meet these funding requirements, including possible acquisition or disposition of assets, debt or equity financing, or other alternatives to fund operations.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $26,732,318, comprised of current assets of $27,730,407 and current liabilities of $998,089.   This represents a decrease of approximately $5,022,952 from the working capital of $31,755,270 at fiscal year end December 31, 2007.

Net cash used in operations for the three months ended March 31, 2008 decreased to $4,548,275 from $7,088,500 for the corresponding period in 2007.  Cash paid to suppliers and employees decreased to $4,758,981 during the 2008 period from $7,652,173 during the 2007 period, primarily reflecting reduced exploration expenses and decreased expenses incurred in connection with the acquisition of the Acquired Companies. Cash used in investing activities for the three months ended March 31, 2008 was $111,536, compared to cash provided of $4,733,816 in the comparable period of 2007 which included $6,636,343 of cash from acquisitions reduced by acquisition costs of $1,846,597.

Cash provided by financing activities for the first three months of 2008 increased to $257,181, including the exercise of warrants for $186,515, compared to $23,524 generated in the comparable period of 2007.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

For the three months ended March 31, 2008, we recorded a net loss of $5,917,269, or $0.06 per share, compared to net loss for the corresponding period of 2007 of $8,724,358 or $0.17 per share.  During the first quarter of 2008, we recorded a foreign currency exchange loss of $470,804, reflecting a stronger US dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.  We did not hold any Canadian dollar assets during the same period in 2007.

General and administrative expense increased $601,245 in the three months ended March 31, 2008 compared to the same period of 2007, primarily due to increased staff and salaries, stock option expense,  increased costs related to tax related services, Sarbanes Oxley compliance and increased audit expenses.   There were no expensed acquisition costs for the three month period ended March 31, 2008, while during the corresponding period of 2007, $451,422 was recorded.

Property holding costs related to the combined Nevada and Mexico properties during the 2008 period increased to $1,239,522 compared to $569,140 in 2007 for the Tonkin project alone.  This reflects the holding costs of the acquired properties.  Exploration costs for the first quarter of 2008 were $2,291,361, reflecting the active drilling program around the Magistral mine in Mexico and a reduced exploration program at in Nevada, as we develop additional targets at the latter; during the same period of 2007, we expensed $6,826,653 at the Tonkin project.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended March 31, 2008 decreased to $140,385 compared to $194,839 in the same period of 2007 for the Tonkin property alone.  Interest income in the 2008 period decreased to $211,808 compared to $559,473 in 2007, reflecting lower average levels of interest-bearing deposits during the 2008 period as well as lower interest rates.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the Securities and Exchange Commission (“SEC”).  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

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

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of purchasing capital assets in US dollar terms in Canada and Mexico, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.

Interest Rate Risk

We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock and other equity. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 6.  Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: May 9, 2008	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: May 9, 2008	By Perry Y. Ing, Vice President and
Chief Financial Officer