Form 10-Q
period 2008-06-30
U S GOLD CORP
filed 2008-08-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,178,955 shares outstanding as of August 6, 2008.

US GOLD CORPORATION

Index

Part I   FINANCIAL INFORMATION

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,022,549	$30,929,227
Other current assets	1,720,733	1,812,842
Total current assets	23,743,282	32,742,069

Property and equipment, net - Note 4	4,691,323	4,769,293
Mineral property interests	253,689,374	253,689,374
Capitalized asset retirement cost	4,620,426	4,431,647
Restrictive time deposits for reclamation bonding	5,031,107	4,973,532
Goodwill	107,017,283	107,017,283
Inactive milling equipment	777,819	777,819
Other assets	213,378	268,034

TOTAL ASSETS	$399,783,992	$408,669,051

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$745,729	$780,750
Current portion of asset retirement obligation - Note 3	140,644	139,283
Income tax liability	66,766	66,766
Total current liabilities	953,139	986,799

Asset retirement obligation, less current portion - Note 3	5,688,292	5,275,995
Deferred income tax liability	88,186,800	88,186,800
Other liabilities	376,461	298,233
Total liabilities	$95,204,692	$94,747,827

Shareholders’ equity:
Common stock: no par value, 250,000,000 shares authorized; 75,624,281 issued and outstanding as of June 30, 2008 and 73,703,363 issued and outstanding as of December 31, 2007	$453,890,357	$446,038,067
Exchangeable: 21,051,905 shares issued and outstanding as of June 30, 2008 and 22,749,692 shares issued and outstanding as of December 31, 2007
Warrants for stock purchase	—	7,367,558
Accumulated deficit	(149,135,272)	(139,465,893)
Accumulated other comprehensive loss	(175,785)	(18,508)
Total shareholders’ equity	304,579,300	313,921,224

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$399,783,992	$408,669,051

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Revenue	$—	$—	$—	$—
Total revenue	—	—	—	—

COSTS AND EXPENSES:
General and administrative	1,425,269	1,975,443	3,220,619	3,212,789
Acquisition costs	—	—	—	451,423
Property holding costs	812,803	1,678,501	2,052,325	2,247,641
Exploration costs	1,543,475	5,398,809	3,834,836	12,225,462
Accretion of asset retirement obligation	139,587	(2,246)	279,972	192,593
Depreciation	162,708	72,926	307,012	120,342
Foreign currency (gain) loss	(67,707)	—	30,685	—
Total costs and expenses	4,016,135	9,123,433	9,725,449	18,450,250

Operating loss	(4,016,135)	(9,123,433)	(9,725,449)	(18,450,250)

OTHER INCOME (EXPENSE):
Interest income	162,511	339,326	374,319	898,799
Interest expense	(29,561)	(300)	(75,561)	(556)
Loss on sale of assets	—	—	(1,351)	—
Foreign currency gain (loss)	131,075	33,572	(241,337)	38,107
Total other income	264,025	372,598	56,070	936,350

Loss before income taxes	(3,752,110)	(8,750,835)	(9,669,379)	(17,513,900)
Provision for income taxes	—	—	—	—
Net loss	(3,752,110)	(8,750,835)	(9,669,379)	(17,513,900)
Minority Interest share of net loss	—	388,020	—	388,020
Net loss	$(3,752,110)	$(8,362,815)	$(9,669,379)	$(17,125,880)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities	$(63,361)	$—	$(157,277)	$—
Comprehensive loss	$(3,815,471)	$(8,362,815)	$(9,826,656)	$(17,125,880)
Basic and diluted per share data:
Net loss
-basic and diluted	$(0.04)	$(0.09)	$(0.10)	$(0.33)
Weighted average common shares outstanding:
-basic and diluted	96,676,186	88,259,042	96,605,175	51,835,473

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

	For Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Cash paid to suppliers and employees	$(8,947,114)	$(19,541,028)
Interest received	311,210	1,033,079
Interest paid	—	(556)
Cash used in operating activities	$(8,635,904)	$(18,508,505)
Cash flows from investing activities:
Cash from acquisitions	—	6,133,471
Acquisition costs for mineral property interests	—	(3,775,049)
Capital expenditures	(229,042)	(245,696)
Increase to restricted investments securing reclamation	(57,576)	(868,858)
Cash (used in) provided by investing activities	(286,618)	1,243,868
Cash flows from financing activities:
Exercise of stock options and warrants	257,181	1,209,554
Payments on installment purchase contracts	—	(3,860)
Cash provided by financing activities	257,181	1,205,694
Effect of exchange rate change on cash and cash equivalents	(241,337)	527,387
Decrease in cash and cash equivalents	(8,906,678)	(15,531,556)
Cash and cash equivalents, beginning of period	30,929,227	50,921,877
Cash and cash equivalents, end of period	$22,022,549	$35,390,321
Reconciliation of net loss to cash used in operating activities:
Net loss	$(9,669,379)	$(17,125,880)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	(63,109)	134,280
Stock option expense	227,557	1,118,885
Accretion of asset retirement obligation	279,972	192,593
Depreciation	307,012	120,342
Foreign exchange loss	241,337	—
Changes in non-cash working capital items:
Decrease in other assets related to operations	52,670	443,378
Increase in liabilities related to operations	(11,964)	(3,004,083)
Minority Interest	—	(388,020)
Cash used in operating activities	$(8,635,904)	$(18,508,505)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

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

In management’s opinion, the condensed consolidated balance sheets as of June 30, 2008 (unaudited) and December 31, 2007, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2007.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated. The Company maintains a majority of its cash in Canadian bank accounts, which exceed the Canada Deposit Insurance Corporation insurance’s limit of C$100,000.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period of 96,676,186 and 88,259,042 for the three month periods ended June 30, 2008 and 2007, respectively, and 96,605,175 and 51,835,473 for the six month periods ended June 30, 2008 and 2007, respectively.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and has been computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.  For the three and six months ended June 30, 2008 and 2007, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

2.             Business Acquisitions

On March 28, 2007, the Company and its wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.”), completed the first stage of the acquisitions of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources

Ltd. (“White Knight”), individually an “Acquired Company” and collectively the “Acquired Companies”.  At that time, the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”) and resulted in the acquisition of all of the remaining outstanding common shares of the Acquired Companies.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of Canadian Exchange Co. on the following terms:

•         0.23 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of Tone, and

•         0.35 of an exchangeable share of Canadian Exchange Co. for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by the Company were acquired.  Therefore, effective June 29, 2007, the Company and Canadian Exchange Co. own 100% of the Acquired Companies.

Related to the acquisition transactions, Canadian Exchange Co. issued a total of 42,615,227 exchangeable shares.  The total issuance was comprised of 16,318,544 exchangeable shares for Nevada Pacific, 5,472,867 exchangeable shares for Tone and 20,823,816 exchangeable shares for White Knight.

The exchangeable shares are exchangeable for the Company’s common stock on a one-for-one basis.  Optionholders and warrantholders of the Acquired Companies received replacement options or warrants entitling the holders to receive, upon exercise, shares of the Company’s common stock in the case of options, and exchangeable shares of Canadian Exchange Co. for warrants, each reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share.  The options and warrants of the Acquired Companies exercisable for the Company’s shares were included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model.

The 2007 acquisitions were accounted for as purchase transactions, with the Company being identified as the acquirer and each of the Acquired Companies as the acquirees.  The measurement of the purchase consideration was based on the market prices of the Company’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share.  The total purchase price through the second stage transactions, including transaction costs and the fair values of the options and warrants, amounted to $283,032,463.

The purchase consideration for the mining assets and property, plant and equipment of the Acquired Companies exceeded the carrying value of the underlying assets for tax purposes by approximately $256,297,776. This amount was applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in an estimated future income tax liability of approximately $88,186,800 and a corresponding increase to goodwill.

3.             Mineral Properties and Asset Retirement Obligations

The Company owns the formerly producing Tonkin gold mine property located in Eureka County, Nevada and holds mineral interests covering a total of approximately 263 square miles in Nevada, a single property of approximately 1 square mile in the state of Utah, and approximately 1,379 square miles of mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral mine.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at June 30, 2008 and December 31, 2007, had cash bonding in place of $5,031,107 and $4,973,532, respectively.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” Changes in the Company’s asset retirement obligations for the six months ended June 30, 2008 are as follows:

Asset retirement obligation - January 1, 2008	$5,415,278
Settlements (final reclamation performed)	(55,093)
Accretion of liability	279,972
Adjustment reflecting updated estimates	188,779
Asset retirement and reclamation liability - June 30, 2008	$5,828,936

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company’s properties, if any.  There was no amortization adjustment recorded during 2008 or 2007 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation will generally commence upon the completion of operations at the property.

4.             Property and Equipment

At June 30, 2008 and December 31, 2007, respectively, property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Trucks and trailers	$912,824	$878,031
Office furniture and equipment	564,886	485,664
Drill rigs	115,027	—
Building	808,100	808,100
Mining equipment	3,179,000	3,179,000
Subtotal	$5,579,837	$5,350,795
Less: accumulated depreciation	(888,514)	(581,502)
Total	$4,691,323	$4,769,293

5.                                      Income Taxes

Prior to adoption of FIN 48 in 2007, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits.  Since January 1, 2007, the Company has recorded interest expense related to uncertain income tax liabilities of $182,151, including $32,151 and $78,151 during the three and six months ended June 30, 2008 respectively.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

Included in the balance of unrecognized tax benefits at June 30, 2008 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation of the business acquisitions (see note 2). In the course of the Company’s due diligence of the Mexican properties acquired with Nevada Pacific, the Company identified a potential total tax liability of $1,177,000 with respect to certain open tax positions of which approximately $660,000 related to potential interest and penalties.   The Company recognized the $1,177,000 tax liability as part of the Company’s purchase price allocation. In the six month period ending June 30, 2008, there was no increase in the balance of unrecognized tax benefits of $517,000.  Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements. The Company has recorded such unrecognized tax benefits as non-current liabilities according to the requirements of FIN 48.  The basis for this non-current classification is that the unrecognized tax benefits do not become statute barred within the next twelve months.  In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits.  As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

The Company or its subsidiaries file income tax returns in Canada, the United States and Mexico. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The following information summarizes the open tax years by major jurisdiction:

United States: 2003 to 2007

Canada: 2001 to 2007

Mexico: 2003 to 2007

6.                                      Shareholders’ Equity

During the six months ended June 30, 2008, the Company issued 189,900 exchangeable shares upon exercise of warrants assumed in the 2007 acquisitions.  On May 11, 2008, the remaining warrants to purchase 1,283,121 exchangeable shares at an exercise price of $2.17 per share expired.   In addition, approximately 1,887,585 exchangeable shares were converted into common stock during the six months ended June 30, 2008.  At that date, total exchangeable shares outstanding and not held by the Company totaled 21,051,905.

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

In November 2007, the Company entered into a contract with Diagnos Inc. (“Diagnos”), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of geologic and other property data (the “2007 Diagnos Contract.”)  In June 2008, the Company entered into a similar contract with Diagnos for generation of recommended exploration targets in the Magistral District of Mexico (the “2008 Diagnos Contract.”)  Under certain circumstances related to economic discoveries of exploration targets generated by Diagnos, success bonuses in the form of common stock would be payable to Diagnos by the Company.  See Note 8, “Related Party Transactions.”  There is no impact in the June 30, 2008 or December 31, 2007 financial statements related to this agreement.

7.                                      Stock Options

During the six months ended June 30, 2008, the Company granted five awards of stock options to certain employees and consultants for an aggregate 395,000 options at exercise prices ranging from $1.93 to $3.57, per share.  The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2008, the Company recorded a credit to stock option expense of $279,157 as a result of an increase in forfeitures and an expense of $227,557, respectively related to the service period and for the three and six months ended June 30, 2007, recorded an expense of $680,067 and $1,188,885 of similar costs.  During the six months ended June 30, 2008, the Company issued 33,333 shares upon exercise of outstanding stock options at an exercise price of $2.12 per share for proceeds of $70,666.

The principal assumptions used in applying the Black-Scholes option-pricing model for the awards for the three and six month periods ended June 30, 2008 were as follows:

Risk-free interest rate	1.80% to 3.77%
Dividend yield	n/a
Volatility factor of the expected market price of common stock	106% to 110%
Weighted-average expected life of option	6.5 years

8.             Related Party Transactions

Effective January 1, 2008, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support.  Similar contracts were entered into between the Company and 208 for calendar years 2007 and 2006, each expiring on December 31 of the subject year.  A company owned by Robert McEwen, the chairman, chief executive officer and beneficial owner of more than 5% of our voting securities, is the owner of 208.  Mr. McEwen is also the chief executive officer and sole director of 208.  During the three and six month periods ending June 30, 2008, the Company paid $116,137 and $204,188, respectively, under this Service Agreement.  For the three and six month periods ending June 30, 2007, the Company paid $83,895 and $140,707, respectively, under the 2007 Service Agreements.

In November 2007, the Company entered into a contract with Diagnos for generation of recommended exploration targets in North Central Nevada.  In June 2008, the Company entered into a similar contract with Diagnos for generation of recommended exploration targets in the Magistral District of Mexico.  The Company considers the recommendations made by Diagnos to be additional tools in evaluating exploration targets on its properties and to identify other areas of potential interest.  During the three and six months ended June 30, 2008, the Company paid or accrued expense of nil and $122,640, respectively, related to the 2007 Diagnos Contract.  During the three and six months ended June 30, 2008, no amounts were accrued or paid related to the 2008 Diagnos Contract.  Mr. McEwen owned an approximate 2.5% equity interest in Diagnos at the time the Company entered into the 2007 Diagnos Contract.  Mr. McEwen owned an approximately 2% equity interest in Diagnos as of June 30, 2008.

Each of the above agreements was approved or ratified by the independent members of the Company’s Board of Directors.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2008 and compares it to our financial condition at December 31, 2007.  Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2008 and compares those results to the three and six month periods ended June 30, 2007.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2007.

Plan of Operation

Our plan of operation for 2008 is to continue our multi-year exploration and evaluation program at the combined Nevada properties and our Mexico properties.  The original company-wide exploration budget for 2008 was approximately $6.7 million.  During the second quarter of 2008, the Company re-evaluated the exploration budget and increased it to $9.8 million.  The US exploration budget for 2008 is approximately $5 million, of which approximately $1.4 million has been spent during the six months ended June 30, 2008.  Priority exploration drilling targets have been identified on the Tonkin and Gold Bar properties, each on the Cortez Trend, and the Limo property on the Carlin Trend.   Additional targets are being developed through the ongoing exploration process.  The original exploration budget of $1.7 million for the Mexico properties in and around the Magistral mine has been revised to $4.8 million.  Approximately $2.4 million has been spent in Mexico during the six month period ended June 30, 2008.  As a result of encouraging mineralization encountered during drilling in the current year, the Company expects to spend an additional $2.4 million for Mexican exploration activities for the remainder of the year.

Our only source of capital at present is cash on hand and the possible exercise of options, since the Company have no revenue.  Assuming that ongoing operations and exploration activity are consistent with budgeted activity and related cash used in operations, the Company believes that cash on hand is adequate to fund ongoing operations through 2008.  The Company anticipates requiring additional capital funding in order to continue our plan of operations in 2009.  The Company is currently evaluating strategic alternatives in order to meet these funding requirements, including possible acquisition or disposition of assets, debt or equity financing, or other alternatives to fund operations.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $22,790,143, comprised of current assets of $23,743,282 and current liabilities of $953,139.   This represents a decrease of approximately $8,965,127 from the working capital of $31,755,270 at fiscal year end December 31, 2007.

Net cash used in operations for the six months ended June 30, 2008 decreased to $8,635,904 from $18,508,505 for the corresponding period in 2007.  Cash paid to suppliers and employees decreased to $8,947,114 during the 2008 period from $19,541,028 during the 2007 period, primarily reflecting reduced exploration expenses and decreased expenses incurred in connection with the acquisition of the Acquired Companies. Cash used in investing activities for the six months ended June 30, 2008 was $286,618, compared to cash provided of $1,243,868 in the comparable period of 2007.  The cash provided by investing activities for 2007 included $6,133,471 of cash from acquisitions reduced by acquisition costs of $3,775,049.

Cash provided by financing activities for the first six months of 2008 totaled $257,181, which came from the exercise of warrants.  This compares to $1,205,694 of cash generated from financing activities in the comparable period of 2007.

Results of Operations

Six month period ended June 30, 2008 compared to six month period ended June 30, 2007

For the six months ended June 30, 2008, the Company recorded a net loss of $9,669,379 or $(0.10) per share, compared to a net loss for the corresponding period of 2007 of $17,125,880 or $(0.33) per share.  During the 2008 period, the Company recorded a foreign currency loss of $272,022, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

General and administrative expense in the six months ended June 30, 2008 remained virtually unchanged compared to the same period of 2007.  There were no expensed acquisition costs for the six month period ended June 30, 2008, while during the corresponding period of 2007, $451,423 was recorded.

Exploration costs in the 2008 period were $3,834,836, reflecting an active drilling program in Mexico, while during the same period of 2007, the exploration program for the Tonkin project and the acquired properties had costs of $12,225,462.

Total stock option expense in the 2008 period decreased to $227,557 compared to $1,118,885 for the same six months of 2007, reflecting an increase in forfeitures in 2008 and inclusion of expense from the Acquired Companies in the 2007 period.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of asset retirement obligation at Tonkin and the acquired properties for the six months ended June 30, 2008 increased to $279,972, compared to $192,593 in the same period of 2007. Interest income in the 2008 period decreased to $374,319 compared to $898,799 in 2007, reflecting lower average levels of interest bearing deposits during the 2008 period.

Three month period ended June 30, 2008 compared to three month period ended June 30, 2007

For the three months ended June 30, 2008, the Company recorded a net loss of $3,752,110, or $(0.04) per share, compared to a net loss for the corresponding period of 2007 of $8,362,815 or $(0.09) per share.  During the three months ended June 30, 2008, the Company recorded a foreign currency gain of $198,782, mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

General and administrative expense decreased to $1,425,269 in the three months ended June 30, 2008 compared to $1,975,443 for the same period of 2007, primarily due to forfeitures of stock options and decreased staff and salaries, partially offset by an increase in shareholder communications and legal fees.   There were no expensed acquisition costs for the three month periods ended June 30, 2008 or 2007.

Property holding costs related to the combined Tonkin project and acquired properties during the 2008 period decreased to $812,803 compared to $1,678,501 in 2007.

Exploration costs in 2008 were $1,543,475, reflecting an active drilling program in Mexico, as compared with $5,398,809 for the same period of 2007, reflecting the reduced activity under the current drilling program at Tonkin.  There was less drilling expenses at the Tonkin project in 2008 as compared to 2007.

Total stock option expense in the 2008 period decreased due to a credit of $279,157 taken in 2008 as compared to an expense of $680,067 recorded for the same period in 2007.   This reflects the effects of an increase in forfeitures and a decrease in the stock options granted in 2008 offset by inclusion of expense of the Acquired Companies in the 2007 period.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of asset retirement obligation at Tonkin and the acquired properties for the three months ended June 30, 2008 increased to $139,587 compared to ($2,246) in the same period of 2007 for the Tonkin property alone.  Interest income in the 2008 period decreased to $162,511 compared to $339,326 in 2007, reflecting lower average levels of interest-bearing deposits during the 2008 period.

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

•              statements concerning the results of our exploration program; and

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

•                  The success of our ongoing exploration program;

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

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock and other equity. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows in the future.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on June 12, 2008. At the meeting, the shareholders reelected all directors and overwhelmingly approved and ratified KPMG LLP as auditors for year end December 31, 2008.  The vote on the KPMG LLP resolution were as follows:

Votes For: 38,023,817	Votes Against: 837,608	Abstain: 1,588,992

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: August 8, 2008	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: August 8, 2008	By Perry Y. Ing, Vice President and
Chief Financial Officer