Form 10-Q
period 2008-09-30
U S GOLD CORP
filed 2008-11-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number: 001-33190

US GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99 George Street, 3rd Floor, Toronto, Ontario Canada M5A 2N4

(Address of principal executive offices)  (Zip code)

Registrant’s telephone number including area code:  (866) 441-0690

(Registrant’s telephone number, including area code)

165 South Union Blvd., Suite 565, Lakewood, Colorado 80228

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 79,075,100 shares outstanding as of November 5, 2008.

US GOLD CORPORATION

Index

Part I  FINANCIAL INFORMATION

US GOLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As at	As at
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,777,258	$30,929,227
Other current assets	1,298,600	1,812,842
Total current assets	17,075,858	32,742,069

Property and equipment, net - note 4	4,587,074	4,769,293
Mineral property interests - note 2	253,689,374	253,689,374
Capitalized asset retirement cost - note 3	4,620,426	4,431,647
Restrictive time deposits for reclamation bonding - note 3	5,030,254	4,973,532
Goodwill - note 5	—	107,017,283
Inactive milling equipment	777,819	777,819
Other assets	236,071	268,034

TOTAL ASSETS	$286,016,876	$408,669,051

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,511,945	$780,750
Current portion of asset retirement obligation - note 3	292,591	139,283
Income tax liability	66,766	66,766
Total current liabilities	1,871,302	986,799

Asset retirement obligation, less current portion - note 3	5,593,704	5,275,995
Deferred income tax liability	88,186,800	88,186,800
Other liabilities	495,805	298,233
Total liabilities	$96,147,611	$94,747,827

Shareholders’ equity:
Common stock: no par value, 250,000,000 shares authorized; 77,964,325 issued and outstanding as of September 30, 2008 and 73,703,363 issued and outstanding as of December 31, 2007	$454,079,258	$446,038,067
Exchangeable: 18,711,861 shares issued and outstanding as of September 30, 2008 and 22,749,690 shares issued and outstanding as of December 31, 2007
Warrants for stock purchase	—	7,367,558
Accumulated deficit	(263,941,703)	(139,465,893)
Accumulated other comprehensive loss	(268,290)	(18,508)
Total shareholders’ equity	189,869,265	313,921,224

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$286,016,876	$408,669,051

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Warrants	Loss	Deficit	Total
Balance, December 31, 2006	50,046,753	$163,404,798	$—	$—	$(110,920,140)	$52,484,658
Stock option expense	—	1,683,391	—	—	—	1,683,391
Issuance of exchangeable shares to acquire Acquired Companies	42,968,830	253,516,085	—	—	—	253,516,085
Assumption of stock options in connection with the Acquired Companies	—	4,466,036	—	—	—	4,466,036
Assumption of warrants in connection with the Acquired Companies	—	—	15,952,732	—	—	15,952,732
Exercise of stock options	235,458	1,486,115	—	—	—	1,486,115
Exercise of broker options	1,002,000	4,509,000	—	—	—	4,509,000
Unrealized gain on marketable equity securities	—	—	—	151,515	—	151,515
Net loss	—	—	—	—	(23,148,951)	(23,148,951)
Balance, September 30, 2007	94,253,041	$429,065,425	$15,952,732	$151,515	$(134,069,091)	$311,100,581

Balance, December 31, 2007	96,453,055	$446,038,067	$7,367,558	$(18,508)	$(139,465,893)	$313,921,224
Stock option expense	—	416,452	—	—	—	416,452
Exercise of stock options	33,333	70,666	—	—	—	70,666
Exercise of warrants	189,800	186,515		—	—	186,515
Reclassified expired warrants to common stock	—	7,367,558	(7,367,558)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(249,782)	—	(249,782)
Net loss	—	—	—	—	(124,475,810)	(124,475,810)
Balance, September 30, 2008	96,676,188	$454,079,258	$—	$(268,290)	$(263,941,703)	$189,869,265

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
COSTS AND EXPENSES:
General and administrative	$1,237,000	$2,423,004	$4,457,619	$5,635,837
Acquisition costs	—	—	—	451,379
Property holding costs	48,488	(58,998)	1,627,125	1,102,521
Exploration costs	5,707,845	4,823,382	10,016,369	18,134,966
Accretion of asset retirement obligation	254,540	110,409	534,512	303,002
Depreciation	156,618	77,147	463,630	197,489
Foreign currency loss	154,984	—	185,669	—
Total costs and expenses	7,559,475	7,374,944	17,284,924	25,825,194

Operating loss	(7,559,475)	(7,374,944)	(17,284,924)	(25,825,194)

OTHER INCOME (EXPENSE):
Interest income	168,803	470,821	543,122	1,369,620
Interest expense	(121,620)	(80,127)	(197,181)	(80,683)
Loss on sale of assets	—	(15,490)	(1,351)	(15,490)
Foreign currency (loss) gain	(276,856)	976,669	(518,193)	1,014,776
Impairment of goodwill - note 5	(107,017,283)	—	(107,017,283)	—
Total other income (expense)	(107,246,956)	1,351,873	(107,190,886)	2,288,223

Loss before income taxes	(114,806,431)	(6,023,071)	(124,475,810)	(23,536,971)
Provision for income taxes	—	—	—	—
Net loss	(114,806,431)	(6,023,071)	(124,475,810)	(23,536,971)
Minority Interest share of net loss	—	—	—	388,020
Net loss	(114,806,431)	(6,023,071)	(124,475,810)	(23,148,951)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities	(92,505)	151,515	(249,782)	151,515
Comprehensive loss	$(114,898,936)	$(5,871,556)	$(124,725,592)	$(22,997,436)
Basic and diluted per share data:
Net loss
-basic and diluted	$(1.19)	$(0.06)	$(1.29)	$(0.30)
Weighted average common shares outstanding:
-basic and diluted	96,676,186	94,107,761	96,629,018	77,771,187

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Cash paid to suppliers and employees	$(14,996,929)	$(26,124,288)
Interest received	444,105	1,379,582
Interest paid	—	(80,683)
Cash used in operating activities	(14,552,824)	(24,825,389)
Cash flows from investing activities:
Cash from acquisitions	—	5,669,443
Acquisition costs for mineral property interests	—	(5,095,400)
Capital expenditures	(281,411)	(348,914)
Increase to restricted investments securing reclamation	(56,722)	(1,532,417)
Cash used in investing activities	(338,133)	(1,307,288)
Cash flows from financing activities:
Exercise of stock options and warrants	257,181	6,140,085
Payments on installment purchase contracts	—	(5,834)
Cash provided by financing activities	257,181	6,134,251
Effect of exchange rate change on cash and cash equivalents	(518,193)	1,074,002
Decrease in cash and cash equivalents	(15,151,969)	(18,924,424)
Cash and cash equivalents, beginning of period	30,929,227	50,921,877
Cash and cash equivalents, end of period	$15,777,258	$31,997,453
Reconciliation of net loss to cash used in operating activities:
Net loss	$(124,475,810)	$(23,148,951)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	(99,017)	9,962
Stock option expense	416,452	1,683,391
Accretion of asset retirement obligation	534,512	303,002
Depreciation	463,630	197,489
Foreign exchange loss	518,193	—
Impairment of goodwill	107,017,283	—
Changes in non-cash working capital items:
Decrease (increase) in other assets related to operations	395,438	(29,241)
Increase (decrease) in liabilities related to operations	676,495	(3,453,021)
Minority Interest	—	(388,020)
Cash used in operating activities	$(14,552,824)	$(24,825,389)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

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

In management’s opinion, the condensed consolidated balance sheets as of September 30, 2008 (unaudited) and December 31, 2007, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2007.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents:  Cash balances in excess of immediate requirements are generally invested in money market accounts with banks.  None of these funds are invested in asset backed securities.  The Company maintains a majority of its cash in Canadian bank accounts, which exceed the Canada Deposit Insurance Corporation’s insurance limit of C$100,000.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period of 96,676,186 and 94,107,761 for the three month periods ended September 30, 2008 and 2007, respectively, and 96,629,018 and 77,771,187 for the nine month periods ended September 30, 2008 and 2007, respectively.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and has been computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.  For the three and nine months ended September 30, 2008 and 2007, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

Going Concern.  The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  The Company has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing strategic alternatives, which could include, but are not limited to, acquisition or disposition of assets, debt or equity financing, or other corporate transactions, although no firm commitments have been obtained.  These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.  While management believes that the contemplated actions will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  As of January 1, 2008, we adopted SFAS No. 157.  There was no cumulative effect related to the adoption of SFAS No. 157 and the adoption did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)”.  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for a company’s fiscal year ending December 31, 2007.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for a company’s fiscal year ending December 31, 2009.  We are currently evaluating the impact of the adoption of SFAS No. 158 and do not expect that it will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and the noncontrolling interest, changes in the parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  We are currently evaluating the impact of this standard on our disclosure.  Since we currently do not have any derivative instruments, we do not expect any impact upon adoption of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations or cash flows.

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

The allocation of the purchase price is summarized in the following table.

	White Knight	Nevada Pacific	Tone	Total
Purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$123,678,079	$96,681,424	$33,156,582	$253,516,085
Stock options to be exchanged for options of US Gold Corporation	2,277,188	3,232,354	1,172,580	6,682,122
Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	13,817,306	3,702,946	17,520,252
Acquisition costs	2,421,406	2,159,063	733,535	5,314,004
	$128,376,673	$115,890,147	$38,765,643	$283,032,463

Net assets acquired:
Cash and cash equivalents	$5,370,031	$208,390	$1,037,971	$6,616,392
Other current assets	176,486	508,960	16,066	701,512
Joint Venture receivable	732,912	—	—	732,912
Long - term receivable	482,008	—	—	482,008
Deferred compensation charges	—	283,976	17,030	301,006
Property, plant and equipment, net	87,266	4,105,000	—	4,192,266
Acquired mineral property interests	123,906,563	112,885,692	16,897,119	253,689,374
Asset retirement obligation assets	—	1,721,932	—	1,721,932
Asset reclamation bonds	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,495)	(1,856,432)	(138,127)	(2,212,054)
Other non-current liabilities	—	(75,161)	—	(75,161)
Retirement obligation	(143,760)	(2,144,130)	—	(2,287,890)
Deferred income tax liability	(42,120,653)	(40,379,783)	(5,686,364)	(88,186,800)

Net identifiable assets	88,495,213	75,346,127	12,173,840	176,015,180
Residual purchase price allocated to goodwill	39,881,460	40,544,020	26,591,803	107,017,283
	$128,376,673	$115,890,147	$38,765,643	$283,032,463

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

3.             Asset Retirement Obligations

The Company owns the formerly producing Tonkin gold mine property located in Eureka County, Nevada and holds mineral interests covering a total of approximately 263 square miles in Nevada, a single property of approximately 1 square mile in the state of Utah, and approximately 1,581 square miles of mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral mine.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at September 30, 2008 and December 31, 2007, had cash bonding in place of $5,030,254 and $4,973,532, respectively.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2008 are as follows:

	September 30,	December 31,
	2008	2007
Asset retirement obligation - opening balance	$5,415,278	$3,605,452
Settlements (final reclamation performed)	(252,274)	(864,928)
Accretion of liability	534,512	386,864
Adjustment reflecting updated estimates	188,779	2,287,890
Asset retirement and reclamation liability - ending balance	$5,886,295	$5,415,278

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

4.             Property and Equipment

At September 30, 2008 and December 31, 2007, respectively, property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Trucks and trailers	$908,892	$878,031
Office furniture and equipment	523,634	485,664
Drill rigs	180,045	—
Building	808,100	808,100
Mining equipment	3,179,000	3,179,000
Subtotal	$5,599,671	$5,350,795
Less: accumulated depreciation	(1,012,597)	(581,502)
Total	$4,587,074	$4,769,293

5.             Goodwill

In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on a combination of factors, including the current economic environment and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require it to perform the annual goodwill impairment analysis as of September 30, 2008.  As a result of that analysis, the Company has concluded that an impairment loss has occurred and accordingly, it has recorded a $107,017,283 non-cash goodwill impairment charge during the third quarter of fiscal 2008 related to all the goodwill recorded in 2007 in connection with the acquisition of the Acquired Properties.

6.             Income Taxes

Prior to adoption of FIN 48 in 2007, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits.  Since January 1, 2007, the Company has recorded interest expense related to uncertain income tax liabilities of $300,200, including $118,049 and $196,200 during the three and nine months ended September 30, 2008 respectively.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

Included in the balance of unrecognized tax benefits at September 30, 2008 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation of the business acquisitions (see Note 2). In the course of the Company’s due diligence of the Mexican properties acquired with Nevada Pacific, the Company identified a potential total tax liability of $1,177,000 with respect to certain open tax positions of which approximately $660,000 related to potential interest and penalties.   The Company recognized the $1,177,000 tax liability as part of the Company’s purchase price allocation. In the nine month period ending September 30, 2008, there was no increase in the balance of unrecognized tax benefits of $517,000.  Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.  The Company has recorded such unrecognized tax benefits as non-current liabilities according to the requirements of FIN 48.  The basis for this non-current classification is that the unrecognized tax benefits do not become statute barred within the next twelve months.  In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits.  As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

The Company or its subsidiaries file income tax returns in Canada, the United States and Mexico. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The following information summarizes the open tax years by major jurisdiction:

United States: 2003 to 2007

Canada: 2001 to 2007

Mexico: 2003 to 2007

7.             Shareholders’ Equity

During the nine months ended September 30, 2008, the Company issued 189,800 exchangeable shares upon exercise of warrants assumed in connection with the 2007 acquisitions (see Note 2) for proceeds of $186,515.  On May 11, 2008, the remaining warrants to purchase 1,283,121 exchangeable shares at an exercise price of $2.17 per share expired.   In addition, approximately 4,227,629 exchangeable shares were converted into common stock during the nine months ended September 30, 2008.  At that date, total exchangeable shares outstanding and not held by the Company totaled 18,711,861.

As explained further in Note 2, related to the 2007 acquisitions, the Company’s wholly-owned subsidiary, Canadian Exchange Co., issued an aggregate of 42,615,227 exchangeable shares. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company.

In November 2007, the Company entered into a contract with Diagnos Inc. (“Diagnos”), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of geologic and other property data (the “2007 Diagnos Contract.”)  In June 2008, the Company entered into a similar contract with Diagnos for generation of recommended exploration targets in the Magistral District of Mexico (the “2008 Diagnos Contract.”)  Under certain circumstances related to economic discoveries of exploration targets generated by Diagnos, success bonuses in the form of common stock would be payable to

Diagnos by the Company.  See Note 8, “Related Party Transactions.”  There is no impact in the September 30, 2008 or December 31, 2007 financial statements related to this agreement.

8.             Stock Options

During the nine months ended September 30, 2008, the Company granted six awards of stock options to certain employees and consultants for an aggregate 695,000 options at exercise prices ranging from $1.69 to $3.57, per share.  The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2008, the Company recorded stock option expense of $188,895 and $416,452, respectively related to the service period and for the three and nine months ended September 30, 2007, recorded an expense of $564,506 and $1,683,391 of similar costs.  The decrease in stock option expense in 2008 as compared to 2007 was as a result of forfeitures.  During the nine months ended September 30, 2008, the Company issued 33,333 shares upon exercise of outstanding stock options at an exercise price of $2.12 per share for proceeds of $70,666.

The principal assumptions used in applying the Black-Scholes option-pricing model for the awards for the three and nine month periods ended September 30, 2008 were as follows:

Risk-free interest rate	1.80% to 3.77%
Dividend yield	n/a
Volatility factor of the expected market price of common stock	103% to 110%
Weighted-average expected life of option	6.5 years
Weighted-average grant date fair value	$2.06

9.             Related Party Transactions

Effective January 1, 2008, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support.  Similar contracts were entered into between the Company and 208 for calendar years 2007 and 2006, each expiring on December 31 of the subject year.  A company owned by Robert McEwen, the chairman, chief executive officer and beneficial owner of more than 5% of our voting securities, is the owner of 208.  Mr. McEwen is also the chief executive officer and sole director of 208.  During the three and nine month periods ended September 30, 2008, the Company paid $45,235 and $249,423, respectively, under this Service Agreement.  For the three and nine month periods ended September 30, 2007, the Company paid $92,214 and $232,921, respectively, under the 2007 Service Agreements.

In November 2007, the Company entered into a contract with Diagnos for generation of recommended exploration targets in North Central Nevada.  In June 2008, the Company entered into a similar contract with Diagnos for generation of recommended exploration targets in the Magistral District of Mexico.  The Company considers the recommendations made by Diagnos to be additional tools in evaluating exploration targets on its properties and to identify other areas of potential interest.  During the three and nine months ended September 30, 2008, the Company paid or accrued expense of nil and $122,640, respectively, related to the 2007 Diagnos Contract.  During the three and nine months ended September 30, 2008, no amounts were accrued or paid related to the 2008 Diagnos Contract.  Mr. McEwen owned an approximate 2.5% equity interest in Diagnos at the time the Company entered into the 2007 Diagnos Contract.  Mr. McEwen owned an approximately 1.9% equity interest in Diagnos as of September 30, 2008.

Each of the above agreements was approved or ratified by the independent members of the Company’s Board of Directors.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at September 30, 2008 and compares it to our financial condition at December 31, 2007.  Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2008 and compares those results to the three and nine month periods ended September 30, 2007.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2007.

Plan of Operation

Our plan of operation for the remainder of 2008 is to continue our multi-year exploration and evaluation program at the combined Nevada properties and our Mexico properties.  The original company-wide exploration budget for 2008 was approximately $6.7 million.  The budget for 2009 is currently under consideration During the second and third quarter of 2008, the Company re-evaluated the exploration budget and increased it to $11.4 million.  The US exploration budget for 2008 is approximately $5 million, of which approximately $4.6 million has been spent during the nine months ended September 30, 2008.  Priority exploration drilling targets have been identified on the Tonkin, Gold Bar and Gold Pick properties, each on the Cortez Trend, and the Limo property on the Carlin Trend.   Additional targets are being developed through the ongoing exploration process.  During the fourth quarter, we also expect to conduct drilling at our Utah property.  The original exploration budget of $1.7 million for the Mexico properties in and around the Magistral mine has been revised to $6.4 million.  Approximately $5.4 million has been spent in Mexico during the nine month period ended September 30, 2008.  As a result of encouraging mineralization encountered during drilling in the current year, the Company expects to spend an additional $1 million for Mexican exploration activities for the remainder of the year.

Our only source of capital at present is cash on hand and the possible exercise of options, since the Company has no revenue.  Assuming that ongoing operations and exploration activity are consistent with budgeted activity and related cash used in operations, the Company believes that cash on hand is adequate to fund ongoing operations through 2008.  The Company anticipates requiring additional capital funding in order to continue our plan of operations in 2009.  The Company is currently evaluating strategic alternatives in order to meet these funding requirements, including possible acquisition or disposition of assets, debt or equity financing, or other alternatives to fund operations.  Due to the current volatility in the equity markets and uncertainties arising from adverse economic developments, there can be no assurance that the Company can obtain financing.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $15,204,556, comprised of current assets of $17,075,858 and current liabilities of $1,871,302.   This represents a decrease of approximately $16,550,716 from the working capital of $31,755,270 at fiscal year end December 31, 2007.

Net cash used in operations for the nine months ended September 30, 2008 decreased to $14,552,824 from $24,825,389 for the corresponding period in 2007.  Cash paid to suppliers and employees decreased to $14,996,929 during the 2008 period from $26,124,288 during the 2007 period, primarily reflecting reduced exploration expenses and decreased expenses incurred in connection with the acquisition of the Acquired Companies. Cash used in investing activities for the nine months ended September 30, 2008 was $338,133, compared to $1,307,288 in the comparable period of 2007, primarily reflecting a decrease in acquisition costs and decrease in our restrictive investments.

Cash provided by financing activities for the first nine months of 2008 totaled $257,181, which came from the exercise of warrants.  This compares to $6,134,251 of cash generated from financing activities in the comparable period of 2007.

Results of Operations

Nine month period ended September 30, 2008 compared to nine month period ended September 30, 2007

For the nine months ended September 30, 2008, the Company recorded a net loss of $124,475,810 or $(1.29) per share, compared to a net loss for the corresponding period of 2007 of $23,148,951 or $(0.30) per share.  Excluding goodwill impairment recorded during the third quarter of $107,017,283, the net loss for the nine months ended was $17,458,527 or $(0.18) per share. During the 2008 period, the Company recorded a foreign currency loss of $703,862, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

General and administrative expense in the nine months ended September 30, 2008 decreased by $1,178,218 compared to the same period of 2007, primarily due to decreases in stock option expense, shareholder communications and legal expenses, partially offset by increases in audit and tax expenses and salaries.  The decrease in stock option expense reflects forfeitures during the current year. The increase in salaries is attributable mainly to severances from the closure of our Denver office.  There were no expensed acquisition costs for the nine month period ended September 30, 2008, while during the corresponding period of 2007, $451,379 was recorded.

Property holding costs during the 2008 period related to the combined Tonkin project and acquired properties from 2007 increased to $1,627,125 compared to $1,102,521 in 2007, primarily due to the acquired properties from 2007.  In 2007, property holding costs incurred for the acquired properties were for only three months since the acquisition were completed in June, as compared to the full nine months of spending in 2008.

Exploration costs in the 2008 period were $10,016,369, reflecting an active drilling program in Mexico and Nevada, while during the same period of 2007, the exploration program for the Tonkin project and the acquired properties had costs of $18,134,966.

Total stock option expense in the 2008 period decreased to $416,452 compared to $1,683,391 for the same nine months of 2007, reflecting an increase in forfeitures in 2008.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of asset retirement obligation at Tonkin and the acquired properties for the nine months ended September 30, 2008 increased to $534,512, compared to $303,002 in the same period of 2007. Interest income in the 2008 period decreased to $543,122 compared to $1,369,620 in 2007, reflecting lower average levels of interest bearing deposits during the 2008 period.

In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on a combination of factors, including the current economic environment and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require it to perform the annual goodwill impairment analysis as of September 30, 2008.  As a result of that analysis, the Company has concluded that an impairment loss has occurred and accordingly, it has recorded a $107,017,283 non-cash goodwill impairment charge during the third quarter of fiscal 2008 related to all the goodwill recorded in 2007 in connection with the acquisition of the Acquired Properties.

Three month period ended September 30, 2008 compared to three month period ended September 30, 2007

For the three months ended September 30, 2008, the Company recorded a net loss of $114,806,431, or $(1.19) per share, compared to a net loss for the corresponding period of 2007 of $6,023,071 or $(0.06) per share.  Excluding goodwill impairment recorded during the quarter of $107,017,283, the net loss for the three months ended was $7,789,148 or $(0.08) per share.  During the three months ended September 30, 2008, the Company recorded a foreign currency loss of $431,840, mainly due to the strengthening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

General and administrative expense decreased to $1,237,000 in the three months ended September 30, 2008 compared to $2,423,004 for the same period of 2007, primarily due to decreased staff and salaries, shareholder communications, accounting and audit expenses and legal fees.   There were no expensed acquisition costs for the three month periods ended September 30, 2008 or 2007.

Exploration costs in 2008 were $5,707,845, reflecting an active drilling program in Mexico and Nevada, as compared with $4,823,382 for the same period of 2007, reflecting increased activity under the current drilling program in Mexico.

Total stock option expense in the 2008 period decreased to $188,895 as compared to $564,506 recorded for the same period in 2007, primarily due to increased forfeitures in 2008.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of asset retirement obligation at Tonkin and the acquired properties for the three months ended September 30, 2008 increased to $254,540 compared to $110,409 in the same period of 2007.  Interest income in the 2008 period decreased to $168,803 compared to $470,821 in 2007, reflecting lower average levels of interest-bearing deposits during the 2008 period.

The Company has concluded that an impairment loss has occurred and accordingly, it has recorded a $107,017,283 non-cash goodwill impairment charge during the third quarter of fiscal 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  As of January 1, 2008, we adopted SFAS No. 157.  There was no cumulative effect related to the adoption of SFAS No. 157 and the adoption did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)”.  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for a company’s fiscal year ending December 31, 2007.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for a company’s fiscal year ending December 31, 2009.  We are currently evaluating the impact of the adoption of SFAS No. 158 and do not expect that it will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and the noncontrolling interest, changes in the parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  We are currently evaluating the impact of this standard on our disclosure.  Since we currently do not have any derivative instruments, we do not expect any impact upon adoption of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations or cash flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, commodity price fluctuations, and country risk.  We do not use derivative financial instruments as part of an overall strategy to manage market risk.

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

Country Risk

Our Magistral Mine and certain other concessions are located in Mexico.  In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest could disrupt our operations at any time.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for this property.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

The notes to our financial statements for the periods ended September 30, 2008 include a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation.  The note raises doubt about our ability to continue as a going concern for the next 12 months and recognizes the following factors in support of that conclusion: (i) an accumulated deficit of almost $264 million since inception; (ii) the substantial losses we have incurred in recent fiscal years and for the period from January 1, 2008 to September 30, 2008; (iii) our lack of operating revenue; and (iii) our lack of sufficient working capital and need for additional financing. If we are unable to obtain this additional financing and eventually produce revenue, substantial adjustments to our financial statements may be necessary to the carrying value of assets and the reported amount of liabilities as we may be forced to sell our assets, curtail or cease operations. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.  If we are unable to continue as a going concern, investors in our common stock could lose all or part of their investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we issued options to purchase 300,000 shares of our common stock, which transactions were not registered under the Securities Act of 1933, as amended (the “Act”).  The options to acquire our common stock were issued to two individuals, each of whom is an officer of our company.  The options were issued under the terms of our Equity Incentive Plan and the shares issuable upon exercise of the options have been included in a registration statement filed by us with the Securities and Exchange Commission.

In each case, we relied on the exemption from registration provided by Section 4(2) of the Act.  None of the offers were made by means of any public solicitation, and each of the investors had available the type of information that would have been included in a registration statement at the time of his investment.  Because of their relationship to the issuer of the securities, their financial sophistication and their financial situation, none of these investors required the protection afforded by registration under the Act.  Further, each certificate representing the shares sold in the offering was embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate were restricted within the meaning of that Rule.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: November 7, 2008	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: November 7, 2008	By Perry Y. Ing, Vice President and
Chief Financial Officer