Form 10-K
period 2008-12-31
U S GOLD CORP
filed 2009-03-13
CIK 314203

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

US GOLD CORPORATION
(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0796160 (I.R.S. Employer Identification No.)
99 George Street, 3rd Floor, Toronto, Ontario Canada (Address of principal executive offices)	M5A 2N4 (Zip Code)

(866) 441-0690
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	New York Stock Exchange Alternext
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2008 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $175,524,140 based on the closing price of $2.32 per share as reported on the New York Stock Exchange Alternext. There were 80,409,480 shares of common stock outstanding (and 16,266,706 exchangeable shares exchangeable into US Gold Corporation common stock on a one-for-one basis) on March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

PART I

ITEM 1.    BUSINESS

History and Organization

        US Gold Corporation ("US Gold," "we," "us," or the "Company") is engaged in the exploration for gold, other precious metals, and base metals. We presently hold an interest in numerous properties in the State of Nevada and one property in Utah, as well as properties in Mexico. We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation. We are currently in the exploration stage and have not generated revenue from operations since 1990.

        In June 2007, we completed three simultaneous acquisitions ("Acquisitions"), significantly increasing our land position. The assets of these three companies, Nevada Pacific Gold Ltd., Tone Resources Ltd. and White Knight Resources Ltd., which we refer to as the Acquired Companies, included a portfolio of properties in Nevada, Utah and Mexico. As a result of these acquisitions, we now hold an interest in approximately 277 square miles in the United States of America, or the U.S., and approximately 1,544 square miles in Mexico.

        A majority of our Nevada properties, including our Tonkin and Gold Bar properties, are located along the Cortez Trend, in north central Nevada. We also own property, including our Limo property, on the Carlin Trend, which is located east of the Cortez Trend. Our Tonkin property produced gold for a very limited period of time from shallow deposits from 1988 to 1990. From early 1991 to early 2005, we had a series of joint venture partners that conducted exploration activities at the Tonkin property. In 2005, the last of these joint venture relationships was terminated, returning to us 100% of the Tonkin property. In 2006, we commenced comprehensive exploration of our Tonkin property in an effort to identify additional mineralized material. In 2008, we identified drilling targets on our Tonkin, Gold Bar and Limo properties.

        Our properties in Mexico include the Magistral Mine and surrounding concessions that are located in the Sinaloa State, which we acquired with our acquisition of Nevada Pacific in 2007. The Magistral Mine consists of approximately 38 square miles of mineral concessions, plant and equipment. The mine operated and produced approximately 70,000 ounces of gold from 2002 to 2004, before it was placed on care and maintenance status in 2005 due to higher than anticipated operating costs and a lack of operating capital when gold prices were approximately $400 per ounce. The presence of this plant and equipment would allow us to reduce any lead time that will be required to put the mine into production, if at any time we were to determine it was economically feasible to do so. We also hold an interest in approximately 1,506 square miles of mineral concessions in the western central Mexican states of Nayarit, Sinaloa and Durango. We commenced an exploration project at the Magistral Mine in 2008.

        We are in the business of acquiring, exploring, and developing mineral properties in the United States, emphasizing the State of Nevada, and in Mexico. Our objective is to increase the value of our shares through the exploration, development, and extraction of gold, silver and other valuable minerals. We generally conduct our business as sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We own our mineral interests and property and operate our business through various subsidiary companies, each of which is owned entirely, directly, or indirectly, by us. All references to US Gold in this report include our subsidiaries as the circumstances require.

        Our principal executive office is located at 99 George Street, 3rd Floor, Toronto, Ontario, Canada M5A 2N4 and our telephone number is (866) 441-0690. We also maintain offices in Elko and Reno, Nevada. Our website is www.usgold.com. We make available our periodic reports and press releases on our web site. Our common stock is listed on the New York Stock Exchange Alternext (NYSE:A) and on the Toronto Stock Exchange (TSX), each under the symbol "UXG." Our existing warrants are listed on the TSX under the symbol "UXG.WT".

        As used in this report, opt represents ounces per ton, gpt represents grams per tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square.

Developments During 2008

        During 2008, we continued our multi-year exploration and evaluation program at the combined Nevada properties and began a detailed exploration program on our Mexican properties. Total exploration costs for the year were $10.8 million.

        Exploration targets drilled during the year included Tonkin, Gold Bar and Gold Pick properties, each on the Cortez Trend, and the Limo property on the Carlin Trend. Also, the Company completed an update of resource estimates for the Tonkin and Gold Bar properties.

        Mexico exploration targeted areas at the Magistral mine, Shakira deposit, Palmartio deposit, and other grassroots targets which led to the El Gallo discovery. A resource estimate was completed on the Palmarito silver deposit. For a more detailed discussion of our exploration activities, see Item 2. Properties.

        In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result, the Company concluded that there were sufficient indicators to require it to perform the annual goodwill impairment analysis as of September 30, 2008 and concluded that an impairment loss occurred and accordingly recorded a $107,017,283 non-cash goodwill impairment charge during the third quarter of fiscal 2008 related to all the goodwill recorded in 2007 in connection with the Acquisitions.

        Corporate developments include the closure of our Denver office and relocation of administrative functions to Toronto, Canada.

Competitive Business Conditions

        We compete with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the U.S., as well as in Mexico and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

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

General Government Regulations

United States

        Mining in the States of Nevada and Utah are subject to federal, state and local law. Three types of laws are of particular importance to our U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        Land Ownership and Mining Rights.    The Tonkin Springs property is situated on lands owned by the United States (Federal Lands). On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, we have the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

        Mining Operations.    The operation of mines is governed by both federal and state laws. The Tonkin Springs property is administered by the BLM. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin Springs property, are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The NDEP is the state agency that administers the reclamation permits, mine permits and related closure plans on our property. Local jurisdictions (such as Eureka County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Environmental Laws.    The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

Mexico

  Mining Regulations

        Exploration and exploitation of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining mining concessions. Mining concessions are granted by the Mexican government for a period of fifty years from the date of their recording in the Public Registry of Mining and are renewable for a further period of fifty years upon application within five years of the expiration of such concession in accordance with the Mining Law and its Regulations. Failure to do so prior to expiration of the term of the exploration concession will result in termination of the concession.

        Mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis. Such concessions may be transferred or assigned by their holders, but such transfers or assignments must be registered with the Public Registry of Mining in order to be valid against third parties.

        The holder of a concession must pay semi-annual duties in January and July of each year on a per hectare basis and in accordance with the amounts provided by the Federal Fees Law.

        During the month of May of each year, the concessionaire must file with the General Bureau of Mines, the work assessment reports made on each concession or group of concessions for the preceding calendar year. The Regulations of the Mining Law provides tables containing the minimum investment amounts that must be made on a concession. This amount is annually updated in accordance with the variation of the Consumer Price Index.

        Mexican mining law does not require payment of finder's fees or royalties to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey. None of the claims held by any subsidiaries of US Gold are under such a discovery premium regime.

        There are no limitations on the total amount of surface covered by mining concessions.

Environmental Law

        The Environmental Law in Mexico called the General Law of Ecological Balance and Protection to the Environment ("General Law"), provides for general environmental policies, with specific requirements set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Proteccion al Ambiente (PROFEPA).

        The primary laws and regulations governing environmental protection for mining in Mexico are: the General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms.    In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation stage. Generally, these permits are issued on a timely basis after the completion of an application by a concession holder.

Employees

        As of March 10, 2009, we had 60 employees including 8 employees based in the United States, 8 in Canada and 44 in Mexico. Two of our employees, Robert R. McEwen and Perry Ing, serve as executive officers. Robert R. McEwen serves as our Chief Executive Officer, presently in an unpaid capacity. He does not devote 100% of his business time to our affairs. None of our employees are covered by union labor contracts and the Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

ITEM 1A.    RISK FACTORS

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

        We have incurred substantial losses since our inception in 1979 and may never be profitable.    Since our inception in 1979, we have never been profitable and we have not generated revenue from operations since 1990. As of December 31, 2008, our accumulated deficit was approximately $271 million (including a non-cash expense of approximately $52 million related to derivative instrument accounting in the year ended December 31, 2006 and a non-cash expense of approximately $107 million related to complete impairment of the Company's goodwill, all of which was related to the Acquired Companies, in the year ended December 31, 2008). To become profitable, we must identify additional mineralization and establish reserves at our mining properties, and then either develop our properties or locate and enter into agreements with third party operators. It could be years before we receive any revenues from gold production, if ever. We may suffer significant additional losses in the future and may never be profitable. We do not expect to receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enters into commercial production and generate sufficient revenue to fund our continuing operations.

        The feasibility of mining any of our properties has not been established, meaning that we have not completed sufficient exploration or other work necessary to determine if it is commercially feasible to develop any of our properties.    We are currently an exploration stage company. We have no proven or probable reserves on our properties. A "reserve," as defined by regulation of the Securities and Exchange Commission ("SEC"), is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to all or a portion of our properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our properties.

        The mineralized material identified on our properties does not and may never have demonstrated economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining on our Tonkin property or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may suffer, and you may lose some or all of your investment.

        There are significant differences in U.S. and Canadian practices for reporting reserves and resources.    Our resource estimates have been prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101. These standards are different from the standards generally permitted to report reserve and resource estimates in reports and other materials filed with the SEC. Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. Under SEC rules, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Canadian regulations permit disclosure of "contained ounces", however, the SEC only permits issuers to report "resources" in tonnage and grade without reference to unit measures. Accordingly, information concerning descriptions of mineralization and resources contained in our public filings may not be comparable to information made public by other U.S. companies subject only to the U.S. reporting and disclosure requirements of the SEC.

        Historical production of gold at our Tonkin or Magistral properties may not be indicative of the potential for future development or revenue.    Historical production of gold from our Tonkin property came from relatively shallow deposits, in very limited quantities and for a very limited period of time. We commenced exploration of deeper zones of our Tonkin property in 2006 in an effort to identify additional mineralized material, and recently have identified priority exploration drilling targets on our Tonkin, Gold Bar and Limo properties in Nevada. In Mexico, the Magistral Mine produced gold from 2002 through 2004, but it was shut down in 2005 and is currently held by us on a care and maintenance basis. In 2008, we increased our expenditures for exploration for our Mexico properties in and around the Magistral Mine. However, due to uncertainties associated with exploration, including variations in geology and structure, there is no assurance that our efforts will be successful or that prior drilling results are reflective of additional or economically feasible deposits. Investors in our securities should not rely on our historical operations as an indication that we will ever place any of our mining properties into commercial production again.

        We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.    Substantial expenditures will be required to determine if proven and probable reserves exist at any of our properties, to develop metallurgical processes to extract metal or to develop the mining and processing facilities and infrastructure at any of our properties or mine sites. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we do locate commercially mineable material or decide to put one or more of our properties into production, we may be required to upgrade our processing facility at the Magistral Mine or the Tonkin property or construct new facilities. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and other precious metals. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties.

        The integration of any other acquisitions that we may pursue will present significant challenges.    The investigation of any other acquisitions, integration of our operations with any other acquisitions we may pursue and the consolidation of those operations will require the dedication of management resources, which will temporarily divert attention from the day-to-day business of the Company. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of the Company's businesses, which could have an adverse effect on the operating results of the combined company for an indeterminate period of time. The failure to successfully integrate any such acquisitions, to retain key personnel and to successfully manage the challenges presented by the integration process may prevent us from achieving the anticipated potential benefits of any such acquisitions. If we fail to realize the anticipated benefits of any such acquisitions, our results of operations, financial condition and cash flows may be adversely affected.

        Fluctuating gold prices could negatively impact our business.    The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our common stock. The market price of gold historically has fluctuated significantly and is affected by numerous factors beyond the control of any mining company. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises, and a number of other factors. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine. During the last five years, the average annual market price of gold has ranged between $406 and $872 per ounce, based on the daily London P.M. fix, as shown in the table below:

Average Annual Market Price of Gold (per oz.)

2004	2005	2006	2007	2008
$406	$445	$604	$696	$872

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

        Our continuing reclamation obligations at the Tonkin property and other properties could require significant additional expenditures.    We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin property. We have posted a bond in the amount of the estimated reclamation obligation at the Tonkin project. We have not posted a bond in Mexico, as none is required. There is a risk that any cash bond, even if augmented upon any required update of the reclamation obligations, could be inadequate to cover the costs of reclamation which could subject us to additional costs for the actual reclamation obligations. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

        Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.    All phases of our operations are subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, one of the Acquired Companies, or previous owners or operators, or that may have occurred naturally. Mining properties that the Acquired Companies may have transferred may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

        We have transferred our interest in several mining properties over past years, some of which are now being operated by third parties. Under applicable U.S. federal and state environmental laws, as prior owner of these properties, we may be liable for remediating any damage that we may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

        Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

        Production, if any, at our property will involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liability. We have not purchased insurance for environmental risks including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, as it is not generally available at a reasonable price.

        Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.    Our operations, including ongoing exploration drilling programs, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition and cash flows.

        Our operations in Mexico are subject to potential changes in political conditions and regulations and crime in that country.    Our Magistral Mine and certain other concessions are located in Mexico. In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our Magistral Mine is in a region that is subject to violence in connection with the illegal drug trade. An increase in criminal activity and violent crime, especially in connection with such drug trade, could impact our ability to operate safely in the region or to bring in needed consultants and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Further, Mexico's status as a developing country may make it more difficult for us to obtain required financing for this property.

        Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties.    Our ability to explore and operate our properties depends on the validity of title to that property. Our U.S. mineral properties consist of leases of unpatented mining claims, and unpatented mining and millsite claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

        We remain at risk that the mining claims may be forfeited either to the U.S., or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

        Legislation has been proposed that would significantly affect the mining industry.    Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

        A significant portion of the lode claims comprising our Tonkin property are subject to a lease in favor of a third party which may expire in 2011 and which provides for a 5% royalty on production.    A total of 348 of our mining and millsite claims at the Tonkin property are subject to this lease. The lease requires annual payments of $187,500 or 568.75 ounces of gold, whichever is greater, and payment of a royalty of 5% of the gross sales price of gold or silver from the property before deduction of any expenses from the gross sales price. The term of this lease expires January 1, 2011 and can be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. This lease covers a portion of the claims in the mine corridor where most of our mineralized material relating to the Tonkin project has been identified. In the event the lease is not extended and/or we are unable to purchase the claims from the owner, we may be forced to forfeit the underlying claims, which in turn may adversely affect our ability to explore and develop the property. If we are successful in identifying sufficient mineralization to warrant placing the property into production, we will be obligated to pay the leaseholder a royalty of 5% of the production. The payment of this royalty, together with other royalties payable to third parties in respect of certain claims, will reduce our potential revenue.

        We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of our mining properties.    In accordance with the laws of the State of Nevada, we have obtained permits to drill the water wells that we currently use to service the Tonkin property and we plan to obtain all required permits for drilling water wells to serve other properties we may develop or acquire in the future. However, the amount of water that we are entitled to use from those wells must be determined by the appropriate regulatory authorities. A final determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use. Unless we are successful in developing the property to a point where we can commence commercial production of gold or other precious metals, we may not be able to demonstrate such beneficial use. Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at the property, which may prevent us from generating revenue, and which would adversely affect our financial condition and cash flows.

        The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.    Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

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

        Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

        We do not insure against all risks to which we may be subject in our planned operations.    While we currently maintain insurance to insure against general commercial liability claims, we do not maintain insurance to cover all of the potential risks associated with our operations. We do not insure our limited physical assets at the Magistral Mine or Tonkin property. For example, we do not have insurance on the mill at our Tonkin property nor the mine assets associated with the Magistral property and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

        The figures for our estimated resources are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.    Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral resource and grades of mineralization on our properties. Until ore is actually mined and processed, mineral resource and grades of mineralization must be considered as estimates only.

        These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

  •
  these estimates will be accurate;

  •
  resource or other mineralization estimates will be accurate; or

  •
  this mineralization can be mined or processed profitably.

        Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered in large-scale tests under on-site conditions or in production scale.

        The resources estimates contained in our public filings have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

        We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.    Our company is primarily dependent on two persons, namely our Chairman and Chief Executive Officer, and our Vice President and Chief Financial Officer. Robert R. McEwen, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Perry Y. Ing, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions. We rely heavily on these individuals for the conduct of our business. The loss of either of these officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

        The acquisition of the Acquired Companies has and may further result in the issuance of a significant amount of additional US Gold common stock which may in turn depress the trading price of our stock or other securities.    The acquisition of the Acquired Companies resulted in the issuance of 42,968,830 exchangeable shares of Canadian Exchange Co., each of which is convertible into shares of our common stock on a one-for-one basis. As of December 31, 2008, 16,822,196 exchangeable shares remain outstanding. If all of those exchangeable shares were converted into common stock, it would represent an increase in the outstanding shares of US Gold common stock as of December 31, 2008 of approximately 21.1%. The conversion of the remaining outstanding exchangeable shares could depress the trading price of our common stock.

        The exercise of outstanding options and warrants and the future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.    As of March 10, 2009, we had outstanding options and warrants to purchase a total of 11,549,167 shares of our common stock, excluding 585,293 options of the Acquired Companies, which if completely exercised, would dilute existing shareholders' ownership by approximately 10%, assuming all exchangeable shares not held by US Gold or our subsidiaries are exchanged for an equivalent amount of our common stock. Additional shares of our common stock may be issued in the future as a result of exercise of options of the Acquired Companies. Under certain circumstances, our Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock.

        Our stock price may be volatile and as a result you could lose all or part of your investment.    In addition to volatility associated with publicly traded securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

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

  •
  general economic trends.

        In addition, stock markets generally have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our common stock and other securities. As a result, investors may be unable to resell their shares at a fair price.

        A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our chairman and chief executive officer beneficially owns approximately 22% of our common stock as of March 10, 2009 (assuming all exchangeable shares not held by US Gold or our subsidiaries are exchanged for an equivalent amount of our common stock). Under our Articles of Incorporation and the laws of the State of Colorado, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, this individual will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

        We have never paid a dividend on our common stock and we do not anticipate paying one in the foreseeable future.    We have not paid a dividend on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Introduction

        Throughout 2008, we continued to hold a 100% interest in the historic Tonkin property as well as the Nevada Pacific, White Knight and Tone properties acquired in 2007. Our total Nevada land position consists of approximately 271 square miles (702 sq. km), of which approximately 203 square miles (525 sq. km) are located on the Cortez Trend. We also continued to hold approximately 6 square miles (16 sq. km) in Utah, and approximately 1,544 square miles (4,000 sq. km) of mineral rights in Mexico, including the Magistral Gold Mine located in the state of Sinaloa, Mexico. The following table summarizes the US land position of our company as of December 31, 2008:

Complex Summary	Claims	Approx Sq. Miles
Tonkin Complex	3,100	92.71
Gold Bar Complex	2,233	69.88
Limo Complex	1,396	44.04
Battle Mountain Complex	1,322	40.21
Other United States Properties	878	30.36

Total	8,929	277.20

        The following Nevada trend map and property location map is presented to generally indicate the location of the trends and our properties:

        For purposes of organizing and describing our exploration efforts in the United States, we have grouped our properties into four complexes, the Tonkin Complex, the Gold Bar Complex, the Limo Complex and the Battle Mountain Complex. Mineral properties outside these areas and where limited exploration work has been performed by us to date are grouped as "Other United States Properties". Certain properties are generally subject to certain royalty and back in rights. Please see the "Other United States Properties" section below for further information.

        In addition to the above US properties, we acquired mineral concessions in Mexico from our acquisition of Nevada Pacific in 2007, including the Magistral Mine. The Magistral Mine is located in northwestern Mexico, within Sinaloa state, Mocorito Municipality, Mexico. In addition to the Magistral Mine complex of approximately 38 sq. miles (98 sq. km), we acquired exploration concessions consisting of approximately 1,506 sq. miles (3,902 sq. km) located in the Mexican states of Sinaloa, Nayarit and Durango. In aggregate, we own an interest in approximately 1,544 sq. miles (4,000 sq. km) of mineral concessions in Mexico.

        The following map illustrates the general location of the Magistral Mine and surrounding mineral concessions in Mexico:

Sinaloa
Chihuahua
REBECA
MAGISTRAL DISTRICT
Magistral Mine
Guasave
Guamuchil
Durango
CARINA
Culiacan Rosales
Victoria De Durango
Mazatlan
EL TULE
CALDERA RUIZ
Nayarit
Tepic
USA
Pacific Ocean
Mexico City
0 265 530 Miles
Km
0 260 520 1,040
US Gold Mexico Mineral Concessions
US Gold Concessions
Magistral Mine
Highways
N
0 15 30 60 Km
0 20 40 Miles

Tonkin Complex

        The Tonkin Complex includes our historic Tonkin property, together with additional properties and interests acquired in 2007. The Tonkin Complex is divided functionally into five areas: the Mine Corridor, Tonkin North, Patty, Keystone, and Tweed. The Tonkin Complex represents our largest holding in the State of Nevada at approximately 93 sq. miles (240 sq. km).

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

        Since 1990, we have had a series of joint venture partners at the Tonkin property. These partners include Homestake Mining Company, Sudbury Contact Mines Limited, a subsidiary of Agnico-Eagle Mines Limited, and BacTech Mining Corporation. As a group, these companies conducted various types of exploration, including data compilation, geologic mapping, rock, soil and chemical sampling, and drilling, all focused primarily on the development of near-surface oxide and later, sulfide mineralization. For a variety of reasons, some of which are unknown to us, these relationships were terminated, returning 100% ownership of the property to us in 2005. We commenced a comprehensive drilling program in 2006, following an equity financing.

        The following table summarizes drilling at our Tonkin Complex during 2007 and 2008:

	2007	2008
Total Footage	138,760	6,785
Number of Holes	147	14
Reverse Circulation drilling (ft.)	72,916	5,235
Core drilling (ft.)	65,844	1,550

        As noted in the previous table, drilling on the Tonkin Complex for 2008 totaled 6,785 ft. (2068m) in nine core holes and five RC holes. Additional exploration efforts at the Complex included geologic mapping, sampling and three dimensional modeling. The objective of the 2008 program at the Tonkin Complex was to explore for feeders to the known mineralization in the Mine Corridor, and to test new targets adjacent to the known mineralization identified through our three-dimensional modeling.

        The following graphic depicts the Tonkin Complex:

        A technical report was completed on the Tonkin property by Ore Reserves Engineering in May 2008. Based on the work summarized in this report, the estimated Tonkin resource (Measured plus Indicated) increased to 1,447,000 ounces of gold contained in 35.6 million tons. The average grade of this resource is 0.041 oz gold/ton. There was also an increase in the inferred resource to 311,000 ounces of gold in 9.3 million tons, averaging 0.033 oz gold/ton.

        The report included results from 149 holes drilled by US Gold in 2006-2007. Of these, one hundred were core holes that provided significant new information, greatly expanding our geologic understanding of the property. The new drilling and geologic logging led to the construction of a new three-dimensional model of the district geology, structure, and mineralized zones. Geologic modeling was further aided by new field mapping and age-dating of rock samples. The new drilling also decreased the drill hole spacing and improved the reliability of the resource estimates.

        Mineral envelopes for the South and Central deposits were drawn on cross sections at a 0.01 oz/ton cutoff. The cross sectional zones were connected to create three-dimensional shapes. For the North zone, mineralized boundaries were determined by defining a mineralization indicator from 10-foot composites and nearest neighbor interpolation which assigned model blocks to either mineralized or un-mineralized populations. Grade estimation in the block model was done using inverse-distance-power estimation with composited drill hole gold assays. Resource classifications were determined based on drill hole spacing: Measured resources have drill hole spacing of 100 feet or less, Indicated resources have drill hole spacing between 100 and 200 feet and Inferred resources have drill hole spacing between 200 and 300 feet. Blocks with drill hole spacing greater than 300 feet were excluded from classification.

        Resource cutoff grades of 0.018 oz gold/ton for sulfide material and 0.012 oz gold/ton for oxide material were utilized to maintain continuity with previously reported estimates. These cutoff grades are equivalent to the internal cutoff grades at $575 gold price and the breakeven cutoff at $700 gold price, assuming 80 percent recovery for both sulfide and oxide material, and processing costs of $6.27 per ton for sulfide and $3.47 per ton for oxide. Mining costs were assumed to be $1.75 per ton for sulfide ore and $2.00 per ton for oxide ore. Based on these figures, it is believed that the mineralization has reasonable prospects for economic extraction.

        This report provides a technical summary of the existing exploration and development activities and results, and the mineral potential of the Tonkin property. This report was prepared in accordance with the standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum. As a company listed on the Toronto Stock Exchange, we are required to comply with Canadian National Instrument 43-101 (NI 43-101), which requires the preparation of a technical report and includes estimates of potential mineral resources for further targeted exploration disclosed pursuant to the applicable provisions of NI 43-101. However, U.S. reporting requirements for disclosure of mineral properties are governed by the SEC and included in the SEC's Securities Act Industry Guide 7 entitled "Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations" ("Guide 7"). NI 43-101 and Guide 7 standards are substantially different. For example, the SEC only permits the disclosure of proven or probable reserves, which in turn, requires the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralization. We have not received a feasibility study with regard to our Tonkin property and therefore the Tonkin property has no "reserves" as defined by Guide 7. We cannot be certain that any part of the mineralized material at the Tonkin property will ever be confirmed or converted into Guide 7 compliant "reserves". U.S. investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that a potential mineral resource can be economically or legally extracted.

        The 2008 exploration program was directed by in-house three-dimensional modeling that utilized surface geology, surface geochemistry, drill hole geochemistry, drill hole geology, drill hole and surface structure, and geophysical surveys. The program consisted of five reverse circulation drill holes totaling 5,235 feet (1596 m) that tested four separate targets. Although none of these holes intersected ore grade mineralization, continuous weakly anomalous gold mineralization (30-200 ppb) was encountered in three of the drill holes, along with anomalous pathfinder elements. The significance of this mineralization is currently being evaluated. Nine core holes totaling 1,550 feet (472 m) were also drilled for metallurgical purposes.

        The geology of the Tonkin Complex area is complicated. The primary host for mineralization is the Cambro-Ordovician Hales Formation, which consists of sandy limestones, siltstones, shales, and greenstones in the Mine Corridor area. These rocks are in apparent structural contact with Ordovician rocks of the Vinini Formation, Devonian Slaven Chert, Devonian McColley Canyon Formations and the Devonian Devils Gate Limestone. This assemblage has been intruded locally by Tertiary porphyritic dacite and andesite dikes. All rocks east and west of the Mine Corridor are overlain by Tertiary volcanic rocks. Gold mineralization is found in all of the rock types of the Hales Formation, Slaven Chert, and McColley Canyon Formations, as well as at the contact between internal units. Spotty gold occurs in other units in the Mine Corridor, but it has not been recorded in economic amounts to date.

        The Tonkin Complex also includes the Patty Project in which the Company holds a non-operating minority interest (30%) and where Barrick Gold U.S. Inc. ("Barrick") is manager and holds a 60% interest and the remaining 10% is owned by Chapleau Resources Ltd. The Patty Project is a large property (approximately 15.6 sq. miles) located in the northeast portion of the Tonkin Complex and consists of 544 unpatented mining claims. The 2008 exploration program expenditures totaled approximately $197,810, of which our portion was $59,343. The 2009 exploration program is budgeted for $150,000, of which our share is $45,000. The 2009 program includes a detailed project review and target generation. Barrick has indicated that the 2009 program will increase to include exploration drilling as the program develops by mid-year. From discussions with Barrick, we believe that certain of the gold mineralizing structures being evaluated at Patty could extend on to our other properties located to the north and east of existing mineralization in the Mine Corridor.

        In addition to exploration conducted during 2008, we completed the reclamation of certain access roads, and other existing disturbed areas at the Tonkin Complex.

        The mineral interests included in the Tonkin Complex are set forth in the following table:

Tonkin Complex Properties	Trend/Location	Claims	Approx Sq. Miles
US Gold's Historic Tonkin Property	Cortez	1,478	46.00
Cornerstone	Cortez	156	4.45
Keystone	Cortez	371	10.24
Fye Canyon	Cortez	345	9.88
Pat Canyon	Cortez	178	5.60
Patty	Cortez	544	15.64
South Keystone	Cortez	28	0.90

Total		3,100	92.71

        We generally hold mineral interests in the Tonkin Complex through unpatented mining and mill site claims, leases of unpatented mining claims, and joint venture and other agreements. Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the Bureau of Land Management (BLM), and to the counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations which must be met include obtaining and maintaining necessary regulatory permits, and lease and option payments to claim owners.

        Approximately 348 claims covering the area of the property known as Tonkin North are owned by unaffiliated parties and held by us under a lease agreement. The term of this lease expires January 1, 2011 and may be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. We believe that current and past exploration are sufficient to hold the lease and the Company has a significant carry-forward work commitment balance.

        The lease requires payment of an annual advance royalty in the amount of $187,500 or the value of 568.75 ounces of gold, whichever is greater, due in January of each year. The lease also requires payment of production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid. The existing balance of the advance royalties paid by us, after taking into account the January 2009 payment, is approximately $4.39 million, meaning that we would not be required to pay any production royalties until we produced approximately $88 million of gross revenue from the leased claims. Our interests in other claims included in the Tonkin Complex are subject to royalties ranging from 1% to 2% of any production from those claims.

        Cornerstone Property Lease.    The Company holds an undivided portion of the Cornerstone property (156 claims) pursuant to a mining lease made effective as of May 25, 2004 (the "Lease") which extends for a period of 10 years and is renewable in 5-year increments to a maximum term not exceeding 99 years, subject to certain conditions. The lessor has a sliding-scale gross production royalty of 3-4% of gross production in respect to gold and silver, as well as other royalties on other valuable materials. The Lease requires annual minimum advance royalty payments of the greater of $50,000 or the dollar equivalent of 130 ounces of gold. In addition, the Lease requires annual work expenditures of $50,000. We believe that current and past exploration are sufficient to hold the lease and the Company has a carry-forward work commitment balance.

Gold Bar Complex

        The Gold Bar Complex is located south of the Tonkin Complex on the continuation of the Cortez Trend. The Gold Bar Complex is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 air miles (48 km) northwest of the town of Eureka. The Complex may be accessed by traveling approximately 26 miles (42 km) west of Eureka on U.S. Highway 50, 17 miles (27 km) north on county-maintained and graded Three Bar Road. Several unimproved dirt roads lead from there up into the project area.

        The following graphic depicts the Gold Bar Complex:

        A technical report to NI 43-101 standards was completed on the Gold Pick-Gold Ridge Project by Telesto Nevada Inc. in November, 2008. This report concludes that the Gold Pick-Gold Ridge property contains an indicated mineral resource of 471,547 ounces of gold in 13,003,988 tons at an average grade of 0.036 oz gold/ton. In addition, Telesto estimates an inferred resource of 94,677 ounces of gold in 2,153,183 tons averaging 0.044 oz gold/ton. This resource is exclusive of the mining done by Atlas Corporation ("Atlas"). During 1991 to 1994, a total of 2,079,000 tons of ore averaging 0.074 oz gold/ton were recovered, producing 133,865 ounces of gold.

        The Telesto report is based on 1,369 drill holes from historic Atlas drilling programs and 19 holes drilled by White Knight Resources Ltd. in 2006. Seven of the 1,369 historic Atlas holes were drilled using diamond drill core and the rest were drilled using reverse circulation. A set of east-west cross sections was created at 30-meter intervals. Geologic parameters and gold grades were plotted on the sections. Geologic and structural data from surface mapping was transferred to the sections. Geologic boundaries were rectified between sections and then gold envelopes were drawn to constrain interpolation of grades in the block model. Blocks within the mineral envelopes were assigned to either oxide or reduced categories. Mineralized blocks outside the mineral envelopes were assigned a separate category and were only included in the inferred resource classification. The 2008 exploration drilling discussed below was in progress during preparation of the technical report, so the 2008 drill results were not incorporated in the technical report.

        The following table summarizes drilling at our Gold Bar Complex during 2007 and 2008:

	2007	2008
Total Footage	21,150	14,375
Number of Holes	16	20
Reverse Circulation drilling (ft.)	21,150	14,375

        Exploration drilling at the Gold Bar Complex in 2008 totaled approximately 14,375 ft. (4,382 m) in 20 reverse circulation drill holes, that focused on extensions to the Gold Pick-Gold Ridge and Cabin Creek mineralization. Geologic mapping and geochemical sampling were also conducted on the property. Detailed cross-sections were constructed to define mineralization shells during preparation for the resource analysis. This led to the identification of several unexplored and underexplored mineralization trends.

        The 2008 drilling focused on these trends and continued to expand the gold mineralization. The best intercepts from this drilling are shown below:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
GB05	0.04	1.27	75.0	22.9
GB13	0.07	2.44	50.0	15.2
Including	0.15	5.04	20.0	6.1
GB11	0.03	1.04	60.0	18.3
GB18	0.03	1.02	70.0	21.3

        The Gold Pick-Gold Ridge area occurs in a large window of lower-plate carbonate rocks surrounded by upper-plate rocks on the Battle Mountain-Eureka mineral belt. The lower-plate carbonates at Gold Pick-Gold Ridge consist of an east-dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, and Devonian Devils Gate Limestone (from oldest to youngest). Northwest-trending and northeast-trending structures cut the area; the Gold Pick resource is localized in an apparent northwest-trending horst of McColley Canyon Formation which is cut by a series of northeast-trending structures.

        Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation when it is adjacent to apparent feeder structures. Gold Pick-Gold Ridge is a "Carlin-Type" sediment-hosted gold resource with typical associated alteration (decalcification, silicification) and trace elements (antimony, arsenic, mercury, and barium).

        Geochemical data from soil sampling reveal linear features trending to the NE and SE that parallel geologic structures near the historically mined Gold Pick and Gold Canyon open pits. A NW-SE photo linear has also been identified that appears to link the existing resources. Surface sampling southeast of the current resources along this linear has identified three areas of anomalous gold with little or no historic drilling. A three-dimensional model has been generated for Gold Pick-Gold Ridge area. This model will guide the 2009 exploration drilling.

        Exploration in 2008 was conducted under various BLM Notices of Intent. All disturbances were reclaimed and unutilized disturbance is available for 2009 exploration drilling.

        Mineral interests included in the Gold Bar Complex are set forth in the following table:

Gold Bar Complex Properties	Trend/Location	Claims	Approx Sq. Miles
Benmark	Cortez	100	2.53
Celt	Cortez	638	20.51
Cottonwood	Cortez	216	6.12
Gold Bar Horst	Cortez	183	5.71
Gold Pick	Cortez	31	1.00
Goldstone	Cortez	145	4.51
Hunter	Cortez	48	1.74
Ian	Cortez	56	1.72
McClusky Pass	Cortez	243	7.83
South Cabin Creek	Cortez	96	2.87
Tonkin Summit	Cortez	186	5.98
Gold Bar North	Cortez	19	0.60
Kobeh	Cortez	133	4.29
Roberts Creek	Cortez	54	1.73
Vermouth	Cortez	85	2.74

Total		2,233	69.88

Limo Property

        The Limo Property is located in east-central Nevada, along the eastern portion of Butte Valley and along the western edge of the Cherry Creek Range. It is located about 40 miles northwest of Ely, the county seat of White Pine County, at the southern end of the Carlin Trend.

        The project area lies between the historic Cherry Creek Mining District to the northeast and the deeply buried Butte Valley copper-molybdenum porphyry deposit to the southwest. The northeast-trending Black Metals fault system stretches between the two areas, and controls mineralization along its 15 mile (24 km) length. Access is gained from US Highway 93 via the town of Cherry Creek, and from US 50 via the Thirty Mile gravel road. Except for periods of heavy snowfall or excessive mud, the property is accessible most of the year.

        At the time acquisition (2007), the Limo Property was a large, 30 sq. mile (78 sq. km) property with historic production of approximately 93,000 ounces of gold. With additional claim staking in 2007 and 2008, the property position now totals approximately 44 sq. miles (114 sq km). We consider this property to be highly prospective. Gold mineralization has been identified in numerous places along the 15 mile (24 km) length of the property.

        Gold mineralization at the Limo Complex is localized along northeast- and northwest- trending fault zones, where favorable calcareous beds have been replaced within the Devonian-Mississippian Pilot and the Mississippian Chainman formations. The mineralization is "Carlin-style", with its associated alteration (decalcification, silicification, and argillization) and trace elements (antimony, arsenic, mercury and barium) suites.

        The following graphic depicts the Limo Complex:

North Butte
Golden Butte
Limo Complex
Golden Butte Pit
US Gold Properties
Mineralized Areas
N
W
E
S
Kilometers
0
2
4
Miles
0
1
2
3
Elko
Reno
Las Vegas

        Work during 2008 at the Limo Complex focused on detailed cross-section evaluation to define mineralization shells, controls, and trends, in preparation for a resource evaluation. Several trends were identified through this process that will guide future exploration. A three-dimensional model will also be constructed in 2009 to further guide future exploration.

        Recoveries from historic mining and preliminary metallurgical tests conducted on 2007 drill core indicate that mineralization at the Limo Complex is primarily oxide in nature and amenable to current heap-leach technology.

        Historic mining by third parties at the Golden Butte pit within the Limo Complex produced approximately 91,000 ounces of gold from 1987-1989. Subsequent exploration has resulted in the discovery of the North Butte resource and a zone of higher grade structures at nearby Resurrection

Ridge. Gold occurrences along the claim block have resulted in the discovery of several potential resource areas.

        The mineral interests controlled by us in the Limo property consist of approximately 1,396 contiguous claims that cover approximately 44 square miles (114 sq km). The land package extends for about 15 miles (24 km), and covers much of the western side of the southern Cherry Creek Range.

        The Limo Property was previously subject to a joint venture between Nevada Pacific and Newmont Gold Company ("Newmont"), and in March 2003, Nevada Pacific acquired Newmont's interest in return for a sliding scale (1.5% to 2.5%) net smelter return royalty on all production from the property and from any claim acquired by Nevada Pacific within one mile of the property, with an advance payment to Newmont of $1.0 million to be made at the commencement of commercial production and credited against future royalty payments. Newmont has subsequently assigned this royalty interest to Franco-Nevada Corporation.

        US Gold previously had four exploration permits (Notices of Intent) within the Limousine Butte project area. In 2008, US Gold submitted to the BLM a Plan of Operation that proposed a drill program within the project area. The Plan requested an additional 72 acres of disturbance that is yet to be determined on a site-specific basis. The Plan of Operation was approved in August and a reclamation bond was submitted to, and accepted by, state and federal regulatory authorities.

Battle Mountain Complex

        In conjunction with the Acquisitions in 2007, we acquired various property interests which have been grouped under the designation "Battle Mountain Complex." The Battle Mountain Complex is generally located within Humboldt and Lander Counties in the valleys and on the flanks of the mountains surrounding Battle Mountain on the Cortez Trend north of our Tonkin complex. Battle Mountain, Nevada, located off Interstate 80, is the closest town.

        The following graphic depicts the Battle Mountain Complex:

        Additional exploration drilling may be planned in 2009 for the Valmy and Hits projects, as well as other targets in the Battle Mountain Complex.

        The general exploration model for the Battle Mountain Complex is Carlin-style mineralization contained in structurally-controlled, intrusive-related, quartz-adularia-sericite, low-sulfidation deposits, and/or skarn mineralization similar to the nearby Phoenix and Nike/Converse deposits.

        The mineral interests included in the Battle Mountain Complex are set forth in the following table:

Battle Mountain Complex Properties	Trend/Location	Claims	Approx Sq. Miles
BMX	Cortez	587	16.40
Timber Creek	Cortez	311	9.98
Valmy	Cortez	91	3.34
Slaven Canyon	Cortez	258	8.08
Fish Creek	Cortez	75	2.41

Total		1,322	40.21

Other United States Properties

        Through the Acquisitions completed during 2007, we acquired a number of mineral properties in Nevada and one mineral property in Utah, some of which are subject to option agreements as discussed further below.

        Mineral interests included in Other Properties are set forth in the following table:

Other United States Properties	Trend/Location	Claims	Approx Sq. Miles
New Pass	Austin-Lovelock	107	3.49
Bat Ridge (Utah)	Beaver Lake	168	6.30
South Carlin	Carlin	72	2.00
Squaw Creek	Carlin	151	4.75
Red Ridge	Carlin	67	3.97
Knolls	Getchell	180	5.69
Big Antelope Springs	Getchell	24	0.77
Kent Springs	Getchell	10	0.32
Clover Valley	Spruce Mtn.	66	1.99
Buffalo Canyon	Walker Lane	33	1.08

Total		878	30.36

        Bat Ridge,Utah.    The Bat Ridge Project is located 11 miles (18 km) NNW of Milford, Utah and consists of approximately 6 sq. miles (16 sq. km) of both unpatented and patented claims and one State school section in T26S, R11W in Beaver County, Utah. The property is situated just east of Lime Mountain in the Beaver Lake Mountains. Gold, silver and copper mineralization occurs in skarn developed within limestones adjacent to the granite intrusive contact. Historic surface sampling returned high grade gold and copper values which will be tested by a small drill program slated for early 2009.

        Royalty and Back In Rights.    The mineral properties included in the acquisition of Tone (Roberts Creek, Kobeh, Gold Bar North, South Keystone, Big Antelope Springs, Red Ridge, Fish Creek and Kent Springs) are generally subject to a 1% net smelter return royalty interest in favor of KM Exploration Ltd, a Nevada limited liability company. Certain properties (Roberts Creek, Kobeh, Gold Bar North, South Keystone and Big Antelope Springs) are also subject to back-in rights in favor of Teck Cominco American Incorporated ("Teck"), pursuant to a 2004 Financing and Acquisition Agreement. Teck generally has the right to acquire a 50% joint venture interest in certain properties by spending approximately $2.84 million on each property after Tone has first spent an aggregate of $0.94 million on each property, or up to 70% joint venture interest upon other elections by Teck and performance of other obligations. Teck also has certain first rights if the Company determines to sell the Red Ridge property. Through December 31, 2008, we had not reached the initial required expenditure on any property subject to the Teck agreement and that agreement is limited to earn-in rights to a maximum of two of the mineral properties.

        New Pass and Squaw Creek.    In 2004, White Knight entered into an option agreement on the New Pass and Squaw Creek properties with Consolidated Odyssey Exploration Inc. ("Odyssey") whereby Odyssey may earn an initial 50% interest in each property. To earn this, Odyssey needs to provide cash payments to White Knight of $500,000, 500,000 of its common shares per property (which have been paid) and spend $2,000,000 in exploration expenditures per property over a four-year period. Odyssey may earn an additional 10% interest in each property by financing the completion of a feasibility study. Subsequently, Odyssey assigned all its rights under the option agreement to Bonaventure Enterprises Inc., a Canadian corporation ("Bonaventure") on September 30, 2005. Bonaventure's exploration expenditures reached the $2,000,000 earn-in mark during 2008 and they have now earned a

50% interest in the both the New Pass and Squaw Creek properties. According to the original option agreement, Bonaventure will be the operator of the newly formed joint venture. Bonaventure did not complete the requirements to earn an additional 10% interest in the property.

Mexican Properties

        The Company has property in Mexico which includes the Magistral Mine Property, The Palmarito Project and the El Gallo Project. The Magistral Mine Property, located in Sinaloa State, produced approximately 70,000 ounces of gold from 2002-2005 before it was shut down due to higher than anticipated operating costs and a lack of working capital when gold was approximately $400 per ounce. In late 2006, the Magistral mine was placed on a care and maintenance basis.

        Including the projects discussed above, we control mineral concessions of approximately 1,544 sq. miles (4,000 sq. km) located in the Mexican states of Sinaloa, Nayarit and Durango. We hold our interests through ownership of Pangea Resources Inc. which in turn holds 100 percent ownership of Compania Minera Pangea S.A. de C.V. ("Minera Pangea"). The titles are granted under Mexican mining law and are issued by Secretaria de Economía, Coordinación General de Mineria, Dirección General de Minas (Dirección de Minas).

        The following map depicts the location of the Magistral Mine Property, Palmarito and El Gallo, along with the other exploration concessions in the immediate area.

Magistral Mine Property

        The Magistral Mine property consists of 38 sq. miles (98 sq. km) of mineral concessions located in the Sinaloa state, of northwestern Mexico in Mocorito Municipality. The project is located approximately 62 miles (100 km) by air northwest of the Sinaloa state capital city of Culiacán in the western foothills of the Sierra Madre Occidental mountain range. The project area is located approximately 14 miles (22 km) northeast from the village of Mocorito, approximately 25 miles (40 km) northeast from the town of Guamuchil, and approximately 93 miles (150 km) southeast from the city of Los Mochis. It is a former producing open pit mining operation, with heap leach processing facilities, that until July 2005, was operating at a production rate of 900,000 ore tonnes per year. Past production has primarily come from the San Rafael and Samaniego Hill deposits, with the San Rafael deposit being completely mined out.

        During 2008, core and reverse circulation drilling at Magistral totaled approximately 24,099 ft. (7,345 m) with the objective of confirming and then extending the known mineralization in two principal areas referred to as La Prieta and Lupita . Drilling successfully accomplished both objectives. The most significant results from this drilling were:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
MPX-001	0.14	4.9	165.0	50.3
Including	0.54	18.5	40.0	12.2
Including	0.77	26.2	20.0	6.1
MPX-012	0.09	3.2	101.0	30.8
Including	0.27	9.4	20.0	6.1
Including	0.72	24.8	6.0	1.8
MPX-014	0.06	2.2	148.0	45.1
Including	0.29	9.9	16.0	4.9
MPX-016	0.21	7.0	133.0	40.5
Including	0.44	15.0	40.0	12.2
Including	1.2	40.2	5.0	1.5
MPX-017	0.10	3.5	72.0	21.9
Including	0.27	9.1	21.0	6.4
MPX-25	0.17	5.7	25.0	7.6
Including	0.35	12.0	10.0	3.0

        Additional conventional rotary drilling was carried out in 2008 at several targets immediately surrounding the Magistral Mine Property, including Samaniego, San Rafael, Lucy, Cerritos and Dos Amigos. Encouraging mineralization was discovered in most of the target areas, but more work is required to establish the ultimate potential of these areas.

        Metallurgical testing at Magistral was also performed on several known zones of mineralization in 2008. Previous operators of the Magistral Mine Property typically experienced lower gold recoveries than were estimated in the original feasibility study. The work performed by US Gold in 2008 was designed to reevaluate the earlier metallurgical test work. Additional work completed by US Gold revealed several items that may have contributed to the poor gold recoveries during commercial production. US Gold concluded that the Magistral Mine's heap leach process method should have been supplemented with a mill in order to process the higher-grade mineralization that was commonly found throughout the mineralized material.

        The mineralization at the Magistral Mine Property is classified as epithermal silver and base metal veins. The presence of biotite and K-feldspar, the lack of clay minerals, and the overprint of biotite by chlorite indicate that these veins were formed deep in the epithermal system. The main alteration and assemblages consist of quartz-chlorite/biotite-hematite, and minor sulphides.

        Mineralization within the various deposits of the Magistral Mine Property mine area is generally very similar, with the individual structural zones consisting of stockwork, breccia, and locally quartz vein mineralization occurring within sheared, broken, and propylitically altered volcanic rocks.

        Modern exploration activities at the Magistral Mine Property started in early 1995, initially for Mogul Mining NL and subsequently for Santa Cruz Gold Inc. From mid-1995 to early 1997, extensive drilling was conducted by Minera Pangea/Santa Cruz Gold on the San Rafael and Samaniego Hill

deposit areas, as well as locally extensive drilling on the Sagrado Corazón-Central-Lupita deposit area. In 1998, Santa Cruz conducted a limited amount of additional drilling for metallurgical samples, reverse circulation grade verification, in-fill purposes, and condemnation of potential surface facility locations. In 1999, after a merger with Santa Cruz Gold, Queenstake conducted a limited drilling program to step-out/in-fill drill in the Samaniego Hill deposit and to obtain pit-slope geotechnical samples from both the San Rafael and Samaniego Hill deposits. Queenstake conducted a drilling campaign from late 2001 to early 2002 in the La Prieta Zone of the Samaniego Hill deposit to delineate extensions of the high grade La Prieta zone along strike and down dip.

        The Magistral Mine Property includes infrastructure associated with heap leach operations at the mine site and is currently used as our base for exploration. Infrastructure at Magistral includes offices and process buildings, as well as a heavy equipment maintenance shop and warehouse. An in-house laboratory has the capacity for fire assays along with atomic absorption, and includes a standard metallurgical testing facility. Telecommunications are provided by a microwave system that supplies modern telephone and internet service. The process plant includes a carbon circuit with a capacity of 12 tons of activated carbon. The gold recovery system includes a zinc precipitation circuit. The plant is powered by four 175 kW diesel generators. The heavy fleet of used equipment includes 4 CAT 777B haul trucks, 5 Euclid R-50 trucks, as well as various loaders, excavators, bulldozers and conventional rotary drills.

        Care and Maintenance.    In October 2006, the mine was placed on care and maintenance. Mining equipment remains parked but is maintained by mine staff. The pumping of solutions and operation of other plant equipment will continue on an "as needed" basis to maintain safe pond levels and to ensure that the plant equipment can be returned to service when and if a decision to restart the mine is made. Staffing levels have been maintained to the minimum required for these efforts and also to support exploration in the mine area.

        Royalties.    The Repadre Capital Corporation (owned by IAMGOLD Corporation) holds a net smelter return (NSR) royalty based upon the quantity of gold produced by the project. For production up to 30,000 ounces, a 1.5 percent royalty is due. For production between 30,000 and 350,000 ounces, a royalty of 3.5 percent is required. Above 350,000 ounces the royalty drops to 1 percent. Since the mine has already produced more the 30,000 ounces the 1.5 percent royalty is no longer in effect and all future production up to the 350,000 ounce level will be subject to the 3.5 percent royalty rate.

        The following map depicts the key mineralized areas at the Magistral Mine property and surface facilities

Palmarito Project

        The Palmarito Project is located 7.5 miles (12 km) southwest of US Gold's Magistral Mine in Sinaloa state. Palmarito is one of Sinaloa's major historic producers of silver. Total production is estimated to be 15,300,000 ounces of silver and 49,250 ounces of gold from open pit and underground workings before mining ceased in 1950.

        During 2008 US Gold signed an option agreement to buy 100 percent of a third party concession containing 0.5 sq. miles (1 sq. km) in the Palmarito area which brought the immediate project area to a total of approximately 3 sq. miles (8 sq. km). The option agreement provides US Gold with the right to purchase the 2 percent NSR royalty for US$ 1 million during the option agreement and up to 12 months thereafter.

        Core, reverse circulation and conventional rotary drilling totaled approximately 29,232 ft. (8,910 m) in 2008 with the objective of extending the known mineralized zone, which was successfully achieved. A NI 43-101 compliant technical report was completed at the Palmarito Project by Pincock, Allen & Holt (PAH) in December 2008. The report estimates that the measured and indicated resources for the Palmarito Silver Project consist of 8.5 million troy ounces of contained silver and 16,500 troy ounces of contained gold within 3.8 million tonnes of material with an average grade of 70 grams silver per tonne and 0.14 grams gold per tonne, using a cut-off grade of 40 grams silver per tonne. Additionally, 3.3 million troy ounces of contained silver and 5,800 troy ounces of contained gold within 1.6 million tonnes of material averaging 65.5 grams silver per tonne and 0.11 grams gold per tonne were defined as inferred resources, using a cut-off grade of 40 grams silver per tonne.

        The geologic resources for Palmarito were divided in three categories: (a) In Situ, material undisturbed by past mining activity; (b) Dump, material that was mined in the past but not processed; and (c) Tailings, material from the previous processing operations. PAH defined finite volumes to restrict the boundaries of the resource estimate for each of the different categories. A three-dimensional block model was created for each material category and composited assay data for the drill holes and pits were used to populate them with silver and gold grades.

        In situ material as well as dump and tailings material was included in the resource estimate, with approximately 95% of the measured, indicated and inferred resources coming from the in situ deposit and the remaining approximately 5% coming from the historic dump and tailings pond. The PAH estimate was based on 369 historic and recent drill holes drilled by three different companies, Lluvia de Oro (1994-1995), Nevada Pacific Gold (2006-2007) and US Gold (2008). Of the 369 holes used in the estimate, 105 were done by reverse circulation, (74 of which were drilled by Lluvia de Oro and 31 by US Gold); 27 were core holes (19 drilled by Nevada Pacific Gold and 8 by US Gold). The remaining 237 holes were drilled by US Gold by conventional rotary methods and were exclusively used to model and define the resource estimate of the historic mine tailings.

        For the in situ material, the grade interpolation was restricted to a thin tabular zone defined by drill holes, with the top and bottom contacts of the zone interpreted along a series of vertical sections running parallel to the dip direction of the deposit, using a grade limit of 10 grams (0.32 troy ounces) silver per tonne. The contacts were then interpreted in 10-meter-spaced plan views to generate contour maps of the top and bottom of the mineralized zone. A three-dimensional solid resulted from creating and stitching surface triangulations of each of the contour maps. Because the resulting three-dimensional model was a tabular zone of variable thickness taking the shape of a folded antiform plunging to the northeast, the grade modeling could not be accomplished with the software used by PAH, and the solid was divided in three domains to be modeled separately: North Limb, Nose, and South Limb. Grade modeling for the in situ material was restricted to blocks that were at least partially within the defined envelope. Silver grades were interpolated for qualified blocks using ordinary kriging, while gold grades were interpolated using the inverse distance to the second power (ID2) interpolation algorithm.

        For the modeling of the dump, PAH established the top, bottom and the horizontal boundaries of the Dump material, and defined the boundaries between six different lifts interpreted from a detailed topographic mapping done after a survey conducted in 2008. Grade modeling for the Dump material was restricted to those blocks that had at least 50 percent of their volume contained within the mineralized domains. Silver and gold grades were interpolated using the ID2 power interpolation algorithm.

        Sample grades analysis of the Tailings material indicated a high grade population and a low grade population which helped define two domains. Conventional rotary percussion drill holes drilled during 2008 were used to differentiate the two domains using a silver grade of 40 grams per tonne as the boundary between both domains. PAH then established the top, bottom and horizontal boundaries of the Tailing material. Grade modeling for the tailings material was restricted to those blocks that were at least 50 percent contained within the mineralized domains. Both silver and gold grades were interpolated using the ID2 interpolation algorithm.

        The most significant results from the 2008 drilling included:

Drill Hole	Silver	Silver	Length	Length
	(opt)	(gpt)	(ft)	(m)
PMX-13	4.1	139.7	80.0	24.4
Including	6.4	218.7	30.0	9.1
PMX-16	9.6	328.5	70.0	21.3
Including	14.5	497.8	30.0	9.1
Including	18.2	624.0	5.0	1.6
PMX-18	6.0	205.6	25.0	7.6
PMX-19	6.0	204.4	25.0	7.6
PMX-21	17.1	585.0	5.0	1.5
PMX-23	5.0	170.5	65.0	19.8
Including	13.6	464.7	15.0	4.6
PMX-28	5.0	171.8	58.7	18.0
Including	8.5	292.0	16.7	5.1
PMX-38	9.2	313.8	31.0	9.5

        Additional conventional rotary drilling was carried out in the latter part of 2008 on what is now known as the Southwest Zone. Follow up core drilling at this new zone began during the early part of 2009.

        The following map depicts the concessions that are 100% owned by US Gold and those where the Company has an option to earn a 100% interest:

La Palma
El Rial
El Palmarito
MAGISTRAL MINE
PALMARITO
0 5 10
Kilometers
N
Palmarito Concessions
US Gold
US Gold (Right ot purchase)
Magistral District
Palmarito
Magistral Mine
0 500 1,000
Meters
UTM NAD 27 Zone 13

        Palmarito is a low-sulfidation, epithermal silver deposit and these deposit types occur commonly throughout the Sierra Madres in Mexico. Known mineralization at Palmarito occurs along or near the northeastern intrusive contact where the structures forming the intrusive contact strike roughly E-W and N-S. Near surface, these structures are mineralized, forming a horseshoe-shaped zone which wraps around the margin of the intrusive. Commonly, strongly silicified and stockwork-veined andesite occurs above and below the breccia at the contact. The breccias consist of clast-supported, coarse angular fragments of rhyolite and fine- to medium-grained andesite. Clasts are cemented by fine-grained, white silica. Generally, Palmarito mineralization is characterized by strong silicification.

El Gallo Project

        The El Gallo Project is located 3.0 miles (4.8 km) north of the Magistral Mine property and has become a high-priority for US Gold after high grade silver mineralization was discovered during the fall of 2008. The project is situated in the middle of US Gold's large Magistral District land package.

        Exploration completed in 2008 consisted mainly of geochemical surface sampling and conventional rotary drilling. US Gold plans to begin began an extensive core drilling program in 2009 in order to better define the mineralization and test for potential at depth.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange Alternext ("NYSE:A") and on the Toronto Stock Exchange ("TSX"), both under the symbol "UXG." US Gold Canadian Acquisition Corporation exchangeable shares are traded on the TSX, under the symbol "UXE". Warrants to purchase our stock are traded on the Toronto Stock Exchange under the symbol "UXG.WT."

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by NYSE:A and TSX from January 1, 2007 to December 31, 2008.

	NYSE:A		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2008
First Quarter	$4.10	$2.21	$4.14	$2.34
Second Quarter	2.68	1.84	2.74	1.90
Third Quarter	2.45	0.75	2.41	0.86
Fourth Quarter	1.30	0.38	1.37	0.50
Year Ended December 31, 2007
First Quarter	$5.32	$3.84	$6.76	$4.42
Second Quarter	7.19	4.10	8.12	4.89
Third Quarter	7.00	5.10	7.35	5.41
Fourth Quarter	6.30	2.75	6.23	2.77

        As of March 10, 2009, there were approximately 6,728 record holders of our common stock, and approximately 83 record holders of our exchangeable shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price per share of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,493,501		$3.32	4,077,137
Equity compensation plans not approved by security holders	585,293	(1)	$4.82	—

TOTAL	2,078,794			4,077,137

(1)
In connection with the acquisition of the Acquired Companies, we assumed stock options covering 812,918 shares of our common stock. Following the exercise of 170,125 options during 2007 and expiration of 57,500 options during 2008, a total of 585,293 options remain exercisable at December 31, 2008.

        The options that we assumed in connection with the acquisition of the Acquired Companies were not approved by our security holders. These options are exercisable at prices ranging from Cdn $4.30 to Cdn $6.70 and expire on dates from 2014 to 2017. The weighted average exercise price of these options reflects the original exercise price of the options, modified to reflect the exchange ratios associated with the Acquisitions. We are not authorized to issue any additional options under any of these plans.

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2008 with (i) the AMEX Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the AMEX Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment, assuming reinvestment of dividends, if any, on December 31, 2003 in our common stock and the two other stock market indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 12/31/2003)

	December 31,
	2003	2004	2005	2006	2007	2008
US Gold Corporation	$100	$51	$421	$616	$361	$111
AMEX Gold Bugs Index	$100	$89	$114	$139	$169	$125
AMEX Composite Index	$100	$122	$150	$175	$205	$119

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(US$ in thousands except share data)
Operating data
Net loss from operations(1)	$(21,083)	$(32,290)	$(75,178)	$(4,040)	$(833)
Other (expenses) income(2)	(110,874)	3,423	2,528	1,049	39
Net loss(1)(2)	(131,111)	(28,546)	(72,650)	(2,991)	(794)
Basic and diluted loss per share	$(1.36)	$(0.35)	$(1.82)	$(0.12)	$(0.04)
Weighted average shares	96,640,874	81,955,119	39,891,413	25,931,172	20,028,173
Balance sheet data
Cash and cash equivalents	$10,300	$30,929	$50,922	$678	$75
Property and equipment, net	4,409	4,769	742	53	104
Mineral property interests	251,192	253,689	—	—	—
Goodwill	—	107,017	—	—	—
Other assets	11,776	12,265	7,735	4,810	1,256

Total assets	$277,677	$408,669	$59,399	$5,541	$1,435
Current liabilities	$1,278	$987	$3,403	$1,791	$35
Long-term obligations	—	—	—	16	570
Deferred income tax liability	87,341	88,187	—	—	—
Other long-term liabilities and deferred gain	5,864	5,574	3,511	1,201	—
Shareholders' equity	183,194	313,921	52,485	2,533	830

Total liabilities and shareholders' equity	$277,677	$408,669	$59,399	$5,541	$1,435

(1)
Includes a non-recurring, non-cash expense of $51.7 million relating to derivative instrument liability in 2006.

(2)
Includes a non-recurring, non-cash expense of $107.0 million relating to the write down of the goodwill in 2008.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition at December 31, 2008 and compares it to our financial condition at December 31, 2007. The discussion also summarizes the results of our operations for the years ended December 31, 2008, 2007 and 2006, and compares each year's results to the results of the prior year.

Plan of Operation

        Our plan of operation for 2009 is to continue with our focused exploration and evaluation program at certain of our Nevada and Mexican properties.

        The company-wide exploration budget for 2009 is approximately $6 million which may be re-evaluated during 2009 and could be increased or decreased. The initial allocation between Nevada and Mexico for exploration spending will be $3 million for Nevada and $3 million for Mexico which is also subject to re-evaluation based on actual exploration results. Corporate general and administrative overhead cash expense for 2009 is anticipated at approximately $3.5 million with property holding costs projected at approximately $3.3 million.

        Our only sources of capital at present include cash on hand, the possible exercise of options and warrants, and a $5 million credit facility we entered into in March 2009 with our Chairman and Chief Executive Officer since we are not generating revenue. Our cash balance on hand and potential borrowings from the credit facility is sufficient to fund ongoing operations at the spending level currently budgeted for 2009 but the Company would need to raise funds for activities beyond 2009. Therefore, we may seek additional capital funding during 2009 based upon market conditions and other circumstances. We may also consider strategic alternatives which could include, but are not limited to, acquisition or disposition of assets, debt financing, or other corporate transactions.

        On March 10, 2009, the Company entered into a $5 million standby credit facility agreement with Robert R. McEwen, our chairman and Chief Executive Officer and principal shareholder. The credit facility can be drawn at any time with amounts borrowed repayable after 15 months. Amounts borrowed will be charged interest at a rate equal to 5% above the US Prime Rate which will be payable quarterly. A 1% annual standby fee will be charged on the unused portion of the credit facility and is also payable quarterly.

Liquidity and Capital Resources

        As of December 31, 2008, we had working capital of $10,271,061 comprised of current assets of $11,548,769 and current liabilities of $1,277,708. This represents a decrease of $21,484,210 from the working capital of $31,755,270 at year end December 31, 2007.

        Net cash used in operations for the year ended December 31, 2008 decreased to $18,713,771 from $29,369,842 for 2007 and increased from $18,129,633 in 2006. Cash paid to suppliers and employees decreased to $19,368,127 for the 2008 period from $31,029,528 and $20,485,918 during the 2007 and 2006 periods respectively, primarily reflecting decreased exploration spending. Cash used in investing activities for the year ended December 31, 2008 was $221,639, primarily due to capital expenditures. This compares to cash used in 2007 of $1,997,809, primarily reflecting $5,700,942 of cash acquired with the Acquisitions offset by acquisition costs of $5,314,004 and an increase in our restrictive investments of $2,075,401. Cash used in investing activities for 2006 of $930,465 was primarily related to capital expenditures and reclamation bonds.

        Cash provided by financing activities for 2008 decreased to $257,181, including the exercise of stock options and warrants, compared to $10,317,590 generated in 2007 from the exercise of broker options, stock options and warrants of $10,333,674, partially offset by payments on installment purchase contracts of $16,084. Cash provided by financing activities for 2006 was $69,304,457, primarily due to the sale of subscription receipts of $69,295,760, net of issuance costs. The effect of exchange rate change on cash and cash equivalents was a loss of $1,951,057 for the 2008 period, compared to a gain of $1,057,411 in 2007 and nil in 2006.

        As mentioned above, our immediate capital requirements include exploration and holding costs at our various mineral properties. We believe we have adequate resources for those purposes through 2009. However, if we are successful in identifying material amounts of additional mineralization, we will require additional capital to conduct feasibility studies and, if warranted, placing one or more of our properties into production. We expect such capital requirements will be satisfied from outside sources in the form of either debt or equity financing.

Tabular Disclosure of Contractual Obligations

        Schedule of Contractual Obligations.    The following table summarizes our obligations and commitments as of December 31, 2008 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$1,418,950	$783,589	$635,361	$—	$—
Purchase Obligations	200,000	200,000	—	—	—
Asset Retirement Obligations	5,862,650	280,415	1,778,945	300,157	3,503,133

Total	$7,481,600	$1,246,004	$2,414,306	$300,157	$3,503,133

Results of Operations

Year Ended December 31, 2008 compared to 2007

        General.    For the year ended December 31, 2008, we recorded a net loss of $131,110,815 or $(1.36) per share, compared to a net loss for 2007 of $28,545,753 or $(0.35) per share. The substantial increase in net loss in 2008 over 2007 was primarily due to the write off of the entire goodwill balance at the end of the third quarter of 2008 in the amount of $107,017,283.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2008 decreased to $5,541,654 compared to $7,884,412 in 2007, primarily due to decreases in legal fees of $972,676, shareholder communications of $514,192 and stock option expense of $1,323,053, partially offset by increases in accounting, tax and audit fees of $540,859. The decrease in legal and shareholder communication expenses is attributable to a reduction in mergers and acquisitions activity in 2008 as compared to the acquisition that occurred in 2007. The decrease in stock option expense reflects forfeitures during the current year.

        There were no acquisition costs in 2008 as compared to $451,553 in 2007. Property holding costs for the 2008 period related to the combined Tonkin project and acquired properties from 2007 increased to $3,319,348 compared to $3,071,587 in 2007, primarily due to the acquired properties from 2007. In 2007, property holding costs incurred for the acquired properties were for only 9 months since the acquisition were 80% complete in March and 100% complete in June, as compared to the full year of spending in 2008.

        Exploration costs in the 2008 period were $10,826,741, reflecting an active drilling program at certain Nevada properties and Magistral mine properties, while during 2007 the exploration costs of $20,007,318 was only for certain Nevada properties. Accretion of asset retirement obligation for 2008, primarily reflecting the Tonkin and Magistral mine properties, increased to $564,002, compared to $386,864 for 2007. Depreciation costs in the 2008 period were $626,307 compared to $475,256 during 2007.

        Total stock option expense in the 2008 period decreased to $389,246 compared to $2,183,826 for 2007, reflecting an increase in forfeitures in 2008 and decrease in fair values of options granted during 2008 due to reduction in the price of our common stock. Stock option expense is split between the general and administrative and exploration costs lines within the income statement, depending on the option recipients.

        Other Income (Expenses).    Interest income for 2008 decreased to $572,539 compared to $1,587,064 in 2007, reflecting lower average levels of interest bearing deposits and lower cash balances during 2008. In 2007, the Company reached a settlement with a vendor as to outstanding fees, recognizing a gain of $693,852. During 2008, the Company recorded a foreign currency loss of $1,951,057, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on our net monetary assets that are denominated in Canadian dollars. Foreign currency gain for 2007 was $1,195,511.

        In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on a combination of factors, including the current economic environment and a sustained decline in the Company's market capitalization, the Company concluded that there were sufficient indicators to require it to perform the annual goodwill impairment analysis as of September 30, 2008. As a result of that analysis, the Company has concluded that an impairment loss has occurred and accordingly, it has recorded $107,017,283 non-cash goodwill impairment charge during the third quarter of fiscal 2008 related to all the goodwill recorded in 2007 in connection with the acquisition of the Acquired Properties.

        The Company also evaluated whether events or changes in circumstances indicate that the carrying value of mineral property interests may not be recoverable. During 2008, the Company discontinued some leases from one of the properties that it acquired in 2007. The leases that were discontinued were deemed unproductive. As a result, the Company recorded a write down of $2,488,814 to mineral property interests and a corresponding charge to asset impairment.

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

        Other Income (Expenses).    Interest income for 2007 decreased to $1,587,064 compared to $2,533,137 in 2006, reflecting lower average levels of interest bearing deposits during 2007. In 2007, the Company reached a settlement with a vendor as to outstanding fees, recognizing a gain of $693,852. During 2007, the Company recorded a foreign currency gain of $1,195,511 mainly due to the weakening

U.S. dollar against the Canadian dollar and its effect on our net monetary assets that are denominated in Canadian dollars.

Critical Accounting Policies

        We believe the following critical accounting policies are used in the preparation of our consolidated financial statements.

        Mineral Property Interests, Exploration and Development Costs:    Mineral property interests include acquired mineral, development and exploration stage properties. The amount capitalized related to a mineral property interests represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred. Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property interests and related property, plant and equipment may not be recoverable. Recoverability and impairment is measured by comparing net book value to estimated fair value.

        Long-Lived Assets:    Long-lived assets include property, plant and equipment and inactive milling equipment. The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability and impairment is measured by comparing net book value to estimated fair value.

        Asset Retirement Obligation:    The Company records the fair value of a liability for an asset retirement obligation in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation and to expense to the extent they do not so apply.

        Stock-Based Compensation:    Effective January 1, 2006, the Company implemented SFAS 123R, "Accounting for Stock-Based Compensation," requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in SFAS 123R. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

Recent Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, we adopted SFAS No. 157. There was no cumulative effect related to the adoption of SFAS No. 157 and the adoption did not have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS Statement No. 141(R), "Business Combinations," which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively.

        In December 2007, the FASB issued SFAS Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51" which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and the noncontrolling interest, changes in the parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the impact of this standard on our disclosure. Since we currently do not have any derivative instruments, we do not expect any impact upon adoption of this statement.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Security and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations or cash flows.

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

  •
  unexpected changes in business and economic conditions;

  •
  changes in interest rates and currency exchange rates;

  •
  Timing and amount of production, if any;

  •
  technological changes in the mining industry;

  •
  our costs;

  •
  changes in exploration and overhead costs;

  •
  access and availability of materials, equipment, supplies, labor and supervision, power and water;

  •
  results of current and future exploration activities;

  •
  results of pending and future feasibility studies;

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

        The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies. A 1% change in the Canadian dollar would have an impact of approximately $80,000 in the statement of operations.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective based upon those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears therein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited the accompanying consolidated balance sheet of US Gold Corporation and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statement of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Gold Corporation and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 12, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited US Gold Corporation (the Company's) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, US Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Gold Corporation as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 12, 2009

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

        We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of US Gold Corporation for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of US Gold Corporation for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

March 14, 2007
Denver, Colorado

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31,

	2008	2007	2006
COSTS AND EXPENSES:
General and administrative	$5,541,654	$7,884,412	$4,756,955
Acquisition costs	—	451,553	6,833,845
Property holding costs	3,319,348	3,071,587	1,949,556
Exploration costs	10,826,741	20,007,318	9,613,260
Accretion of asset retirement obligation	564,002	386,864	269,621
Change in value of derivatives	—	—	51,680,941
Depreciation	626,307	475,256	73,701
Loss on sale of other assets	—	16,202	—
Foreign currency gain	204,801	(2,997)	—

Total costs and expenses	$21,082,853	$32,290,195	$75,177,879

Operating loss	$(21,082,853)	$(32,290,195)	$(75,177,879)

OTHER INCOME (EXPENSES):
Interest income	572,539	1,587,064	2,533,137
Interest expense	10,456	(53,239)	(5,298)
Foreign currency (loss) gain	(1,951,057)	1,195,511	—
Gain on settlement of litigation	—	693,852	—
Goodwill impairment	(107,017,283)	—	—
Asset impairment	(2,488,814)	—	—

Total other (expenses) income	$(110,874,159)	$3,423,188	$2,527,839

Loss before income taxes	(131,957,012)	(28,867,007)	(72,650,040)
Recovery (provision) for income taxes	846,197	(66,766)	—

Net loss before minority interests	(131,110,815)	(28,933,773)	(72,650,040)
Minority interests share of loss	—	388,020	—

Net loss	$(131,110,815)	$(28,545,753)	$(72,650,040)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available for-sale securities, net of taxes	$(262,918)	$(18,508)	$—

Comprehensive loss	$(131,373,733)	$(28,564,261)	$(72,650,040)

Basic and diluted per share data:
Net loss—basic and diluted	$(1.36)	$(0.35)	$(1.82)

Weighted average common shares outstanding:
—basic and diluted	96,640,874	81,955,119	39,891,413

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,299,941	$30,929,227
Other current assets	1,248,828	1,812,842

Total current assets	$11,548,769	$32,742,069

Property and equipment, net—note 5	4,409,444	4,769,293
Mineral property interests—note 2	251,192,034	253,689,374
Capitalized asset retirement cost—note 3	4,620,426	4,431,647
Restrictive time deposits for reclamation bonding—note 3	4,937,239	4,973,532
Goodwill—note 6	—	107,017,283
Inactive milling equipment	777,819	777,819
Other assets	191,018	268,034

TOTAL ASSETS	$277,676,749	$408,669,051

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$930,527	$780,750
Current portion of asset retirement obligation—note 3	280,415	139,283
Income tax liability	66,766	66,766

Total current liabilities	$1,277,708	$986,799

Asset retirement obligation, less current portion—note 3	5,582,235	5,275,995
Deferred income tax liability—note 7	87,340,603	88,186,800
Other liabilities	282,285	298,233

Total liabilities	$94,482,831	$94,747,827

Shareholders' equity:
Common stock, no par value, 250,000,000 shares authorized;
Common: 79,853,990 shares as of December 31, 2008 and 73,703,363 shares as of December 31, 2007 issued and outstanding	454,052,052	446,038,067
Exchangeable: 16,822,196 shares as of December 31, 2008 and 22,749,690 shares as of December 31, 2007 issued and outstanding
Warrants for stock purchase	—	7,367,558
Accumulated deficit	(270,576,708)	(139,465,893)
Accumulated other comprehensive loss	(281,426)	(18,508)

Total shareholders' equity	$183,193,918	$313,921,224

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$277,676,749	$408,669,051

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

	Common Stock			Accumulated Other Comprehensive Loss
					Accumulated Deficit
	Shares	Amount	Warrants			Total
Balance, December 31, 2005	33,296,753	$40,803,239	$—	$—	$(38,270,100)	$2,533,139
Stock option expense	—	1,518,858	—	—	—	1,518,858
Derivative liability reclassified to common stock	—	51,680,941	—	—	—	51,680,941
Sale of subscription receipts for cash, net of issuance costs, shares issued upon conversion of subscription receipts	16,700,000	69,295,760	—	—	—	69,295,760
Exercise of stock options	50,000	106,000	—	—	—	106,000
Net loss	—	—	—	—	(72,650,040)	(72,650,040)

Balance, December 31, 2006	50,046,753	163,404,798	—	—	(110,920,140)	52,484,658
Stock option expense	—	1,882,818	—	—	—	1,882,818
Issuance of exchangeable shares to acquire Acquired Companies	42,968,830	253,516,063	—	—	—	253,516,063
Assumption of stock options in connection with the Acquired Companies	—	6,682,122	—	—	—	6,682,122
Assumption of warrants in connection with the Acquired Companies	—	—	17,520,252	—	—	17,520,252
Exercise of stock options	328,791	1,936,054	—	—	—	1,936,054
Exercise of warrants	2,106,679	14,107,212	(10,152,694)	—	—	3,954,518
Exercise of broker warrants	1,002,000	4,509,000	—	—	—	4,509,000
Unrealized loss on marketable equity securities	—	—	—	(18,508)	—	(18,508)
Net loss	—	—	—	—	(28,545,753)	(28,545,753)

Balance, December 31, 2007	96,453,053	446,038,067	7,367,558	(18,508)	(139,465,893)	313,921,224
Stock option expense	—	389,246	—	—	—	389,246
Exercise of stock options	33,333	70,666	—	—	—	70,666
Exercise of warrants	189,800	186,515	—	—	—	186,515
Reclassified expired warrants to common stock	—	7,367,558	(7,367,558)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(262,918)	—	(262,918)
Net loss	—	—	—	—	(131,110,815)	(131,110,815)

Balance, December 31, 2008	96,676,186	$454,052,052	$—	$(281,426)	$(270,576,708)	$183,193,918

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Cash flows from operating activities:
Cash paid to suppliers and employees	$(19,368,127)	$(31,029,528)	$(20,485,918)
Interest received	643,900	1,712,925	2,361,583
Interest paid	10,456	(53,239)	(5,298)

Cash used in operating activities	$(18,713,771)	$(29,369,842)	$(18,129,633)

Cash flows from investing activities:
Cash from acquisitions	—	5,700,942	—
Acquisition costs for mineral property interests	8,526	(5,314,004)	—
Capital expenditures	(266,458)	(309,346)	(765,894)
Decrease (increase) to restricted investments	36,293	(2,075,401)	(164,571)

Cash used in investing activities	(221,639)	(1,997,809)	(930,465)

Cash flows from financing activities:
Sale of subscription receipts for cash, net of issuance costs	—	—	69,295,760
Exercise of stock options, warrants and broker options	257,181	10,333,674	106,000
Payments on installment purchase contracts	—	(16,084)	(97,303)

Cash provided by financing activities	257,181	10,317,590	69,304,457

Effect of exchange rate change on cash and cash equivalents	(1,951,057)	1,057,411	—

Increase (decrease) in cash and cash equivalents	(20,629,286)	(19,992,650)	50,244,359
Cash and cash equivalents, beginning of year	30,929,227	50,921,877	677,518

Cash and cash equivalents, end of year	$10,299,941	$30,929,227	$50,921,877

Reconciliation of net loss to cash used in operating activities:
Net loss	$(131,110,815)	$(28,545,753)	$(72,650,040)
Adjustments to reconcile net loss from operating activities:
Goodwill impairment	107,017,283	—	—
Asset impairment	2,488,814	—	—
Deferred income taxes	(846,197)	—	—
Non cash settlement	—	(693,852)	—
Change in interest receivable	71,361	125,860	(171,554)
Stock option expense and deferred compensation	389,246	2,183,826	1,518,858
Accretion of asset retirement obligation	564,002	386,864	269,621
Change in value of derivative	—	—	51,680,941
Minority interests	—	(388,020)	—
Depreciation	626,307	475,256	73,701
Foreign exchange loss	1,951,057	—	—
Change in non-cash working capital items:
Decrease (increase) in other assets related to operations	306,751	713,108	(230,315)
(Decrease) increase in liabilities related to operations	(171,580)	(3,627,131)	1,379,155

Cash used in operating activities	$(18,713,771)	$(29,369,842)	$(18,129,633)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Summary of Significant Accounting Policies

        Basis of Presentation:    US Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.

        The Company's only source of capital at present is cash on hand and possible exercise of options and warrants since operations are not generating revenue. The Company believes that cash on hand is adequate to fund ongoing exploration activities through 2009, through appropriate management of the exploration budget. However, the Company may seek additional capital funding during 2009 or beyond depending upon market conditions and other circumstances. The Company may also consider strategic alternatives which could include, but are not limited to acquisition or disposal of assets, debt financing, or other corporate transactions.

        Reclassifications:    Certain reclassifications have been made in the financial statements for the years ended December 31, 2006 and 2007 to conform to accounting and financial statement presentation for the year ended December 31, 2008.

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

        Concentrations:    The Company maintains cash in accounts which may, at times, exceed federally insured limits. At December 31, 2008, the Company has bank account balances of approximately $3.5 million in excess of the federally insured limits.

        Property and Equipment:    Office furniture, equipment and vehicles are carried at cost net of accumulated depreciation. Normal maintenance and repairs are charged to operations while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in operations.

        Inactive Milling Equipment:    The carrying value of inactive milling equipment reflects historic costs, as adjusted for permanent impairment. The Company evaluates the carrying value of inactive milling equipment periodically or more often when events or changes in circumstances indicate that the carrying value may not be recoverable. The balance at December 31, 2008 and 2007 was $777,819.

        Property Holding Costs:    Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

        Mineral Property Interests, Exploration and Development Costs:    Mineral property interests include acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The value of such assets is primarily

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. Summary of Significant Accounting Policies (Continued)

driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

        Goodwill:    The Company has identified two reporting units, United States and Mexico, and assigned goodwill to these reporting units as appropriate. The Company evaluates, at least annually, the carrying amount of goodwill by comparing the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to operations. The Company's fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

        Property Retirement Obligation:    The Company recognizes the fair value of a liability for an asset retirement obligation in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation, and to expense to the extent they do not so apply.

        Foreign Currency:    The functional currency for the Company's operations is the U.S. dollar. All monetary assets and liabilities where the functional currency is not the U.S. dollar are translated at current exchange rates at each balance sheet date and the resulting adjustments are included in a separate line item under other income (expense). Revenue and expense in foreign currencies are translated at the weighted-average exchange rates for the period.

        Stock Options:    Effective January 1, 2006, the Company implemented SFAS 123R, "Accounting for Stock-Based Compensation," requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. Summary of Significant Accounting Policies (Continued)

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

        Per Share Amounts:    Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. In these financial statements, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive for the periods presented.

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

        Use of Estimates:    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value for reporting units and asset impairments (including impairments of goodwill); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and estimates with respect to assumptions regarding stock based compensation expense. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

        Segment Integration:    The company has one reportable segment.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. Summary of Significant Accounting Policies (Continued)

        Fair Value of Financial Instruments:    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

        The carrying values of financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, interest receivable, accounts payable and accrued liabilities, and installment purchase contracts. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

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

        Related to the acquisition transactions, Canadian Exchange Co. issued a total of 42,968,830 exchangeable shares. The total issuance was comprised of 16,386,682 exchangeable shares for Nevada Pacific, 5,618,332 exchangeable shares for Tone and 20,963,816 exchangeable shares for White Knight.

        The exchangeable shares are exchangeable for the Company's common stock on a one-for-one basis. Optionholders and warrantholders of the Acquired Companies received replacement options or warrants entitling the holders to receive, upon exercise, shares of the Company's common stock in the case of options, and exchangeable shares of Canadian Exchange Co. for warrants, each reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share. The options and warrants of the Acquired Companies exercisable for the Company's shares were included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Business Acquisitions (Continued)

        The 2007 acquisitions were accounted for as purchase transactions, with the Company being identified as the acquirer and each of the Acquired Companies as the acquiree. The measurement of the purchase consideration was based on the market prices of the Company's common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share. The total purchase price through the second stage transactions, including transaction costs and the fair values of the options and warrants, amounted to $283,032,463.

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

        The purchase consideration for the mining assets and property, plant and equipment of the Acquired Companies exceeded the carrying value of the underlying assets for tax purposes by approximately $256,297,776. This amount has been applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes. However, this did not increase the

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Business Acquisitions (Continued)

carrying value of the underlying assets for tax purposes and resulted in an estimated future income tax liability of approximately $88,186,800 and a corresponding increase to goodwill.

3. Mineral Properties and Asset Retirement Obligations

        At December 31, 2008, the Company holds mineral interests in Nevada, Utah, and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine. The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

        During the fourth quarter of 2008, the Company evaluated whether events or changes in circumstances indicate that the carrying value of mineral property interests may not be recoverable. During 2008, the Company discontinued some leases from one of the properties that it acquired in 2007. The leases that were discontinued were deemed unproductive. As a result, the Company recorded a write down of $2,488,814 to mineral property interests and a corresponding charge to asset impairment, a reduction to deferred tax liability and future income tax recovery of $846,197.

        During 2008 and 2007, the Company has incurred expenses of $10,826,741 and $20,007,318, respectively, in total exploration and related expenditure costs.

        The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral mine. The current estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management ("BLM") and the Nevada Department of Environmental Protection ("NDEP") is $3,768,430. The costs of projected reclamation of the Magistral mine are currently estimated at $2,545,851. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

        For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at December 31, 2008 and 2007, had cash bonding in place of $4,937,239 and $4,973,532, respectively. The Company anticipates preparation and filing with the BLM of another updated reclamation plan and cost estimate for the historic Tonkin property, possibly during late 2009, which among other things is anticipated to include a long-term closure plan for water related issues (see Note 11). It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of such update. The Company, however, is unable to estimate possible increases at this time. Under the 2007 update, property-wide reclamation activities at the historic Tonkin Property are currently projected to be incurred primarily through 2014 with water management into 2040. Reclamation expenditures covering all United States properties during 2008 and 2007 totaled $497,336 and $628,916, respectively.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Mineral Properties and Asset Retirement Obligations (Continued)

        Changes in the Company's asset retirement obligations for years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Asset retirement obligation—opening balance	$5,415,278	$3,605,452
Settlements (final reclamation performed)	(305,409)	(864,928)
Accretion of liability	564,002	386,864
Adjustment reflecting updated estimates	188,779	2,287,890

Asset retirement obligation liability—ending balance	$5,862,650	$5,415,278

        Assumptions used to compute the asset retirement obligations for Tonkin property included a risk free rate and inflation rate of 8.7% and 4% respectively.

        Assumptions used to compute the asset retirement obligations for the Magistral mine included a risk free rate, market risk premium and inflation rate of 8.7%, 5% and 3.33% respectively.

        It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company's properties, if any. There was no amortization recorded during 2008 or 2007 related to the capitalized asset retirement cost since properties were not in operation. Actual asset retirement and reclamation, generally, will commence upon the completion of operations at the property.

4. Loan Settlement Agreement with FABC

        On February 21, 1992, the Company entered into a Loan Settlement Agreement with its then senior secured lender, The French American Banking Corporation ("FABC"). At that time, the Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company ("TSGMC"), entered into an agreement with FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from Tonkin Springs Venture Limited Partnership ("TSVLP") to FABC. TSVLP, another subsidiary of the Company, has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $500,000 of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2,030,000 thereunder. No payments have been made under this obligation.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Property and Equipment

        At December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Trucks and trailers	$872,931	$878,031
Office furniture and equipment	513,978	485,664
Drill rigs	180,045	—
Building	808,100	808,100
Mining equipment	3,179,000	3,179,000

Subtotal	$5,554,054	$5,350,795
Less: accumulated depreciation	(1,144,610)	(581,502)

Total	$4,409,444	$4,769,293

        Depreciation expense for 2008 and 2007 was $626,307 and $475,256, respectively.

6. Goodwill

        In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on a combination of factors, including the current economic environment and a sustained decline in the Company's market capitalization, the Company concluded that there were sufficient indicators to require it to perform the annual goodwill impairment analysis as of September 30, 2008. As a result of that analysis, the Company has concluded that an impairment loss has occurred and accordingly, it has recorded $107,017,283 non-cash goodwill impairment charge during the third quarter of fiscal 2008 related to all the goodwill recorded in 2007 in connection with the acquisition of the Acquired Properties.

7. Income Taxes

        In various transactions entered into February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under the Internal Revenue Code ("IRC") Section 382 (g). As a result, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change. Except as noted below, the Company will receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2007 and 2008, the Company estimates those tax loss carry forwards to be $58,651,000 and $79,546,000, respectively expiring starting in 2009 and going through 2028.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Income Taxes (Continued)

        The Company's income tax expense consisted of:

	2008	2007	2006
Current tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	66,766	—

Total current tax provision	$—	$66,766	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 respectively, are presented below:

	2008	2007
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$40,900	$40,900
Net operating loss carryforward	26,372,400	21,914,000
Mineral Property	2,844,300	1,447,800
Other temporary differences	1,875,300	608,700
Capital loss carryforward	251,200	251,200

Total gross deferred tax assets	31,384,100	22,814,800
Less: valuation allowance	(26,701,300)	(20,418,400)

Net deferred tax assets	$4,682,800	$3,844,300

Deferred tax liabilities:
Reclamation obligation	(204,500)	(149,500)
Mineral Property	(3,463,500)	(2,680,000)
Basis in TSVLP	(1,014,800)	(1,014,800)
Acquisition related deferred tax liability	(87,340,603)	(88,186,800)

Total Deferred tax liabilities	$(92,023,403)	$(92,031,100)

Total net deferred tax liability	$(87,340,603)	$(88,186,800)

        The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $6,283,000 primarily reflects an increase of net operating loss carryforwards. The acquisition related deferred tax liability consists of $85,548,603, $615,000, and $1,177,000 for mineral properties, fixed assets, and a liability for unrecognized tax benefits, respectively.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Income Taxes (Continued)

        A reconciliation of the tax provision for 2008, 2007 and 2006 at statutory rates is comprised of the following components:

	2008	2007	2006
Federal statutory rate tax provision on book loss	$(44,614,100)	$(9,675,770)	$(24,701,000)
State statutory rate tax provision on book loss	(1,779,700)	(385,986)	—
Foreign statutory rate tax provision on book loss	3,760,700	(183,119)	—
Book to tax adjustments:
Exploration costs amortized over 10 years	—	—	2,661,600
Target acquisition costs not deductible	—	—	2,186,800
Reclamation expenditures deductible	—	—	(558,800)
Goodwill and asset impairment	30,697,500	—	—
Stock option expense not deductible (net)	—	—	455,000
Derivative liability expense not deductible	—	—	16,538,000
Tax rate changes	2,924,900	(162,329)	—
Mexico and U.S. GAAP differences	444,700	—	—
Imputed interest	485,000	—	—
Other permanent differences	951,803	603,925	—
Accretion expense not deductible	—	—	86,300
Valuation allowance	6,283,000	9,870,045	3,332,100

Tax (Recovery) provision	$(846,197)	$66,766	$—

        As of January 1, 2007, the Company did not have any unrecognized tax benefits. As a result of the acquisition of the Acquired Companies, the Company recognized a $577,000 liability plus $704,000 of accrued interest and penalties which relate to the Mexican properties and was accounted for as a part of the purchase price allocation.

        For the year ended December 31, 2008, the Company accrued total interest income related to income tax liability of $11,437. The credit accrued was as a result of the worsening of the Mexican pesos against the US dollar during 2008. The Company recognized interest and penalties related to income tax liabilities as a component of interest expense. As at December 31, 2008, total accrued interest and penalties decreased to $692,563 from $704,000 at the end of 2007.

        Included in the balance of unrecognized tax benefits at December 31, 2008 are $577,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation. In the year ending December 31, 2008, there was no increase in the balance of unrecognized tax benefits of $577,000. Under current conditions and

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Income Taxes (Continued)

expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company's financial statements.

        The Company has determined the classification of the unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as non-current liabilities. The basis for this assessment is that the unrecognized tax benefits do not become statute barred within the next twelve months. In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits. As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

        The Company or its subsidiaries file income tax returns in Canada, the United States, and Mexico. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

  United States: 2004 to 2008
  Canada: 2001 to 2008
  Mexico: 2003 to 2008

        In the course of the Company's due diligence of the Mexican properties acquired with Nevada Pacific in 2007, the Company identified a potential total tax liability of $ 1,281,000 with respect to certain open tax positions of which approximately $704,000 related to potential interest and penalties. The Company recognized the $1,281,000 tax liabilities as part of the Company's purchase price allocation. As at December 31, 2008, the tax liabilities decreased to $1,269,563.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For Unrecognized Tax Benefits
Balance at January 1, 2008	$1,281,000
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Additions for Tax Positions of Prior Years	—
Reductions for Tax Positions of Prior Years	—
Reduction for Lapse of Statute of Limitations	—
Other	(11,437)

Balance at December 31, 2008	$1,269,563

8. Shareholders' Equity

        On November 30, 2006, shareholders approved an increase in the number of shares reserved under the Company's Equity Incentive Plan (the "Plan") from 5,000,000 to 9,000,000 shares (see Note 9).

        As explained further in Note 2, related to the 2007 acquisitions, the Company's wholly-owned subsidiary, Canadian Exchange Co., issued an aggregate of 42,968,830 exchangeable shares. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Shareholders' Equity (Continued)

rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company.

        Accordingly, remaining exchangeable shares are included as part of the consolidated share capital of the Company. The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of the Company's Series A Special Voting Preferred Stock ("Special Voting Share") pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of Canadian Exchange Co. issued and outstanding from time to time and which are not owned by US Gold or any subsidiary. Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company's common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent is not required, except to the extent it is entitled to vote with the holders of shares of common stock for taking any corporate action. Through December 31, 2008, approximately 28,443,111 exchangeable shares had been converted into an equivalent amount of common stock of the Company.

        In connection with the acquisition of the Acquired Companies, the Company assumed remaining stock options covering 812,918 shares of the Company's common stock. Following the exercise of 170,125 options during 2007 and expiration of 57,500 options during 2008, a total of 585,293 options remain exercisable at December 31, 2008. These options as exercisable at prices ranging from Cdn $4.30 to Cdn $6.70 and expire on dates from 2014 to 2017.

        In connection with the acquisition of the Acquired Companies, the Company assumed warrant agreements providing for the purchase of approximately 3,625,600 exchangeable shares of Canadian Exchange Co. at exercise prices ranging from approximately $0.96 to $3.48 per share and expiring through May 11, 2008. During 2007, assumed warrants for 2,106,679 exchangeable shares were exercised for aggregate $3,954,518 representing an average exercise price of approximately $1.88 per share. At December 31, 2007, there remain outstanding assumed warrants for the purchase of approximately 1,472,921 exchangeable shares at exercise prices ranging from approximately $0.96 to $3.48 per share, and expiring through May 11, 2008. During 2008, assumed warrants for 189,800 exchangeable shares were exercised for proceeds of $186,515. On May 11, 2008, the remaining warrants to purchase 1,283,121 exchangeable shares expired unexercised.

        On February 22, 2006, the Company completed a private placement of 16,700,000 subscription receipts ("Subscription Receipts") at $4.50 per Subscription Receipt, from which the Company received $75,150,000 in gross proceeds (the "Private Placement"). Of that total, $34,940,510 (net of issuance costs) was immediately received by the Company with the balance of $34,355,250 (net of issuance costs) received by the Company August 10, 2006 with release of escrowed funds for a total of $69,295,760 in net proceeds. Also effective August 10, 2006, each Subscription Receipt was converted, for no additional payment, into one share of the Company's common stock and one-half of one common stock purchase warrant ("Warrant"). Each whole Warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. In connection with this Private Placement, the Company issued compensation options entitling the broker-dealer which acted as the placement agent ("Agent") to acquire, for no additional consideration, broker warrants to acquire up to 1,002,000 units at an exercise price of $4.50 per unit until August 22, 2007. Each unit consists of one

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Shareholders' Equity (Continued)

share of our common stock and one-half of one warrant. These compensation options were converted into broker warrants contemporaneously with the conversion of the Subscription Receipts on August 10, 2006. The broker warrants were exercised in 2007. As of December 31, 2008, there were 8,851,000 warrants outstanding.

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

        When derivative accounting is required, the Company deducts the fair value of the derivative instrument from the proceeds of sales of the equity instrument. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company used the Cox-Rabb-Rubinstein binomial option pricing model to value the Warrants and the embedded conversion right components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

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

December 31, 2008

8. Shareholders' Equity (Continued)

        Derivative Instrument Liability Analysis. At the date of termination of requirements for derivative accounting, July 24, 2006, the following derivative liabilities related to the Warrants and the embedded derivative instruments were reclassified into common stock:

Issue Date	Expiry Date		Exercise Price Per Share	Value— Issue Date	Value— July 24, 2006
Fair value of freestanding derivative instrument liability for warrants
2-22-2006	2-22-2011	4,175,000 warrants	$10.00	$13,918,112	$23,708,440
Fair value of bifurcated embedded derivative instrument liability associated with Subscription Receipts offering
2-22-2006	N/A	8,350,000 shares of underlying Common Stock	N/A	40,915,000	65,547,501
					89,255,941
Less: funds released from escrow					37,575,000

Balance reclassified to common stock with termination of accounting treatment					$51,680,941

        In November 2007, the Company entered into a contract with Diagnos Inc. ("Diagnos"), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of geologic and other property data, (the "2007 Diagnos Contract.") In June 2008, the Company entered into a similar contract with Diagnos for generation of recommended exploration targets in the Magistral District of Mexico (the "2008 Diagnos Contract.") Under certain circumstances related to economic discoveries generated by Diagnos, success bonuses in the form of common stock would be payable to Diagnos by the Company. See Note 12, "Related Party Transactions." There is no impact in the December 31, 2008 or 2007 financial statements related to these agreements.

9. Stock Based Compensation

        The Plan was originally adopted by the Company effective March 17, 1989 for certain employees, directors and certain consultants of the Company. Under the Plan, as amended by shareholders on November 30, 2006, a total of 9,000,000 shares of common stock are reserved for issuance thereunder.

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at or above market value as of the date of the grant. During 2008, the Company issued 33,333 shares (2007—328,791) upon exercise of stock options under the Plan as well as for exercise of stock options assumed by the Company in the Acquisitions, at an exercise price of $2.12 (2007—$1.81 to $4.14) per share for proceeds of approximately $70,666 (2007—$524,147). During 2008 the Company granted stock options to certain employees for aggregate of 695,000 (2007—301,500) shares at exercise prices ranging from $1.69 to $3.57 (2007—$5.01) per share. The options vest equally over a three year period if the employee remains employed by the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue. During 2008, stock options for 671,334 shares at exercise prices ranging from $2.09 to $8.30 per share, expired by their terms.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9. Stock Based Compensation (Continued)

        The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions.

	2008	2007	2006
Risk-free interest rate	1.80% to 3.77%	4.70% to 5.10%	4.88% to 5.00%
Dividend yield	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	103% to 110%	116% to 125%	88% to 191%
Weighted-average expected life of option	6.5 years	6.5 years	10 years

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2005	1,072,000	$1.97	9.9
Granted	429,000	$7.32
Exercised	(50,000)	$2.12
Expired	(24,000)	$2.12

Balance at December 31, 2006	1,427,000	$3.68	9.1
Granted	301,500	$5.01
Exercised	(158,666)	$2.12
Expired	(66,666)	$2.12

Balance at December 31, 2007	1,503,168	$4.18	8.4
Granted	695,000	$2.49
Exercised	(33,333)	$2.12
Expired	(671,334)	$4.45

Balance at December 31, 2008	1,493,501	$3.32	8.2

Vested and expected to vest at December 31, 2008	688,501	$3.36	8.2

Exercisable at December 31, 2008	1,429,591	$3.61	7.1

10. Loss per share

        The computations for basic loss per common share are as follows:

	2008	2007	2006
Net loss for the year	$131,110,815	$28,545,753	$72,650,040
Weighted average number of common shares	96,640,874	81,955,119	39,891,413

Loss per common share	$1.36	$0.35	$1.82

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Rental Expense and Commitments and Contingencies

        The Company had rental expense under operating leases of $134,403, $115,748 and $24,452 in the years December 31, 2008, 2007 and 2006 respectively.

        At December 31, 2008, the Company is obligated under long term leases covering office space and option payments on properties for the following minimum obligations:

Lease Obligation
2009	$783,589
2010	285,361
2011	350,000

        Approximately 348 claims covering the area of the property known as Tonkin North are owned by unaffiliated parties and held by the Company under a lease agreement. The term of this lease expires January 1, 2011 and may be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. The lease requires payment of an annual advance royalty in the amount of $187,500 or the value of 568.75 ounces of gold, whichever is greater, due in January of each year.

        The Company holds an undivided portion of the Cornerstone property (156 claims) pursuant to a mining lease made effective as of May 25, 2004 (the "Lease") which extends for a period of 10 years and is renewable in 5-year increments to a maximum term not exceeding 99 years, subject to certain conditions. The Lease requires annual minimum advance royalty payments of the greater of $50,000 or the dollar equivalent of 130 ounces of gold.

        During 2008, the Company signed an option agreement to buy 100% of the third party concession containing 281.7 acres in the Palmarito area in Mexico. Under the options agreement, the Company is required to make a total of $850,000 over 4 years, of which, $125,000 was already paid in 2008.

        The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

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

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Related Party Transactions

        In connection with the sale of Subscription Receipts during 2006 as discussed in Note 8, Robert McEwen, the Company's Chairman, Chief Executive Officer and beneficial owner of more than 5% of its common stock, purchased 667,000 Subscription Receipts, on the same terms as the other purchasers of the Subscription Receipts. The 667,000 Subscription Receipts were converted into 667,000 shares of the Company's common stock and 333,500 Warrants on the same terms as the Subscription Receipts purchased by the other investors.

        In connection with the acquisition of the Acquired Companies as discussed in Notes 2 and 8, Mr. McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies. The exchangeable shares are convertible into shares of the Company's common stock on a one for one basis, the same ratio as the exchangeable shares issued to the other former securityholders of the Acquired Companies. In connection with the second stage of the acquisition of the Acquired Companies, the Company assumed the obligations under warrant agreements of those companies. Warrants of White Knight and Nevada Pacific held by Mr. McEwen were assumed by the Company on the same basis as warrants owned by other holders. During 2008, Mr. McEwen exercised warrants to purchase an aggregate of 189,800 exchangeable shares for approximately $186,515, reflecting an exercise price of approximately $0.98 per share. On May 11, 2008, Mr. McEwen's warrants to purchase approximately 1,283,121 exchangeable shares expired.

        Effective January 1, 2008, the Company renewed its management services agreement ("Services Agreement") with 2083089 Ontario Inc. ("208") pursuant to which 208 agreed to provide the Company with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and other administrative support. Similar contracts were entered into between the Company and 208 for calendar years 2007 and 2006, each expiring on December 31 of the subject year. A company owned by Mr. McEwen, the chairman, is the owner of 208. Mr. McEwen is also the chief executive officer and sole director of 208. The Company paid $336,500 in 2007 and $252,745 in 2008 under these agreements and is obligated to pay $200,000 for 2009.

        In November 2007, the Company entered into a contract with Diagnos Inc. ("Diagnos"), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada based upon artificial intelligence analysis of certain geologic and other property data (the "2007 Diagnos Contract"). In June 2008, the Company entered into a similar contract with Diagnos for generation of recommended exploration targets in the Magistral District of Mexico. The Company considers the recommendations made by Diagnos to be additional tools in evaluating exploration targets on its properties and to identify other areas of potential interest. Mr. McEwen owned an approximate 2.5% equity interest in Diagnos at the time the Company entered into the 2007 Diagnos Contract. As of December 31, 2008, Mr. McEwen no longer has an equity interest in Diagnos. As of December 31, 2008, the Company paid Diagnos a total of $197,640 since 2007 for the 2007 contract. No amounts were accrued or paid for the 2008 contract as of December 31, 2008. In addition, Diagnos would receive a success bonus of 100,000 shares of common stock of the Company for every new economic discovery based upon targets recommended by Diagnos (economic discovery defined as the positive feasibility study of the property). If the Company acquires claims outside the boundary of its existing property area, then Diagnos would receive an additional success bonus in the form of a 2% net smelter return ("NSR") royalty on such claims. The Company would have the option to buy back one-half (1% of the 2%) NSR

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Related Party Transactions (Continued)

royalty at any time for approximately $1 million. If the Company should acquire properties on which it would be obligated to pay this royalty that are already burdened by a royalty or that are subject to joint-venture with other companies, the bonus on economic discovery would be 500,000 shares of the Company's common stock rather than a NRS royalty in favor of Diagnos.

        In March 2009, the Company entered into a $5 million standby credit facility agreement with Robert R. McEwen. For further details on this agreement, please refer to Note 14. Subsequent Events.

        Each of the above agreements were approved or ratified by the independent members of the Company's Board of Directors.

13. Unaudited Supplementary Quarterly Information

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2008, 2007 and 2006:

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Net loss	$(5,917,269)	$(3,752,110)	$(114,806,431)	$(6,635,005)
Net loss per share—basic and diluted	$(0.06)	$(0.04)	$(1.19)	$(0.07)
Weighted average shares outstanding—basic and diluted	96,534,163	96,676,186	96,676,186	96,676,186

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Net loss	$(8,724,358)	$(8,362,815)	$(6,023,071)	$(5,435,509)
Net loss per share—basic and diluted	$(0.17)	$(0.09)	$(0.06)	$(0.06)
Weighted average shares outstanding—basic and diluted	51,748,474	88,259,042	94,107,761	94,921,698

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Net (loss) income	$(68,763,966)	$2,760,723	$1,856,833	$(8,664,618)
Net (loss) income per share
—basic	$(2.07)	$0.08	$0.04	$(0.20)
—diluted	$(2.07)	$0.05	$0.03	$(0.20)
Weighted average shares outstanding
—basic	33,296,755	33,296,755	42,472,579	42,472,579
—diluted	33,296,755	60,897,755	61,281,755	42,472,579

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

14. Subsequent Events

        On January 7, 2009, the Company granted stock options to key employees, directors and others for aggregate of 1,277,000 shares at $0.91 per share.

        In March 2009, the Company entered into a $5 million standby credit facility agreement with Robert R. McEwen, our Chairman and Chief Executive Officer. The credit facility can be drawn at any time with amounts borrowed repayable after 15 months. Amounts borrowed will be charged interest at a rate equal to 5% above the US Prime Rate which will be payable quarterly. A 1% annual standby fee will be charged on the unused portion of the credit facility and is also payable quarterly.

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

        On October 13, 2008, the Audit Committee of our Board of Directors recommended the dismissal of KPMG LLP, a U.S. limited liability partnership, which is the United States member firm affiliated with KPMG International ("KPMG U.S."), from its position as our principal independent accountant. Simultaneously, the Audit Committee approved the retention of KPMG LLP, a Canadian limited liability partnership, which is the Canadian member firm affiliated with KPMG International ("KPMG Canada"), to serve as principal independent accountant.

        The audit report of KPMG U.S. on our financial statements for the year ended December 31, 2007 did not contain any adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During our fiscal year ended December 31, 2007 and through October 13, 2008, there were no disagreements with KPMG U.S., whether or not resolved on any matter of accounting principal or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of KPMG U.S., would have caused KPMG U.S. to make reference to the subject matter of such disagreement in connection with its report on our financial statements for such periods.

ITEM 9A.    CONTROLS AND PROCEDURES

        During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

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
10.5
Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)
10.6
Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)
10.7
Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)
*10.8	Fourteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated December 23, 2008
10.9
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

10.10	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)
10.11
Supplemental Indenture to Warrant Indenture between the Company, GMP Securities and Equity Transfer & Trust Company dated July 24, 2006 (incorporated by reference from the Report on Form 8-K dated July 24, 2006, Exhibit 10.2, File No. 000-09137)
10.12
Services Contract between the Company and Diagnos Inc. dated November 23, 2007 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.27, File No. 001-33190)
10.13	Services Contract between the Company and Diagnos inc. dated January 7, 2008 (incorporated by reference from the Form POS AM dated June 26, 2008, Exhibit 10.30, File No. 333-136587)
10.14
Mineral Lease between Nevada Pacific Gold (US) and Bertha C. Johnson, Trustee of The Lyle F. Campbell Trust under an Agreement of Trust dated August 5, 1986 and amended on May 21, 1987, August 19, 1987, April 19, 1991, and May 19, 1998, and Julian E. Simpson and Jean C. Simpson (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.27, File No. 001-33190)
10.15	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137
10.16	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190
*10.17	Credit Facility Agreement between the Company and Robert R. McEwen dated March 10, 2009
21	Subsidiaries of the Company (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 21, File No. 001-33190)
*23.1	Consent of KPMG LLP (Toronto), Independent Registered Public Accounting Firm
*23.2	Consent of KPMG LLP (Denver), Independent Registered Public Accounting Firm
*23.3	Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*
Filed with this report

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION
	By:	/s/ ROBERT R. MCEWEN
Dated: March 12, 2009		Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2009
/s/ PERRY Y. ING Perry Y. Ing	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2009
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 12, 2009
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 12, 2009
/s/ PETER BOJTOS Peter Bojtos	Director	March 12, 2009
/s/ DECLAN J. COSTELLOE Declan J. Costelloe	Director	March 12, 2009

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on March 16, 2007 (incorporated by reference from the Definitive Proxy Statement filed with the SEC on February 9, 2007, File No. 001-33190).
3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2007 (incorporated by reference from the Report on Form 8-K dated October 30, 2007, Exhibit 3.2, File No. 001-33190)
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
10.5
Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)
10.6
Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)
10.7
Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)
*10.8	Fourteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated December 23, 2008
10.9
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)
10.10	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.11	Supplemental Indenture to Warrant Indenture between the Company, GMP Securities and Equity Transfer & Trust Company dated July 24, 2006 (incorporated by reference from the Report on Form 8-K dated July 24, 2006, Exhibit 10.2, File No. 000-09137)
10.12
Services Contract between the Company and Diagnos Inc. dated November 23, 2007 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.27, File No. 001-33190)
10.13	Services Contract between the Company and Diagnos inc. dated January 7, 2008 (incorporated by reference from the Form POS AM dated June 26, 2008, Exhibit 10.30, File No. 333-136587)
10.14
Mineral Lease between Nevada Pacific Gold (US) and Bertha C. Johnson, Trustee of The Lyle F. Campbell Trust under an Agreement of Trust dated August 5, 1986 and amended on May 21, 1987, August 19, 1987, April 19, 1991, and May 19, 1998, and Julian E. Simpson and Jean C. Simpson (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.27, File No. 001-33190)
10.15	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137
10.16	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190
*10.17	Credit Facility Agreement between the Company and Robert R. McEwen dated March 10, 2009
21	Subsidiaries of the Company (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 21, File No. 001-33190)
*23.1	Consent of KPMG LLP (Toronto), Independent Registered Public Accounting Firm
*23.2	Consent of KPMG LLP (Denver), Independent Registered Public Accounting Firm
*23.3	Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*
Filed with this report