Form 10-K/A
period 2008-12-31
U S GOLD CORP
filed 2009-04-10
CIK 314203

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

US GOLD CORPORATION
(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0796160 (I.R.S Employer Identification No.)
99 George Street, 3rd Floor, Toronto, Ontario, Canada (Address of principal executive offices)	M5A 2N4 (Zip Code)
(866) 441-0690 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value Title of each class	NYSE Amex Name of each exchange on which registered

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

         As of June 30, 2008 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $175,524,140 based on the closing price of $2.32 per share as reported on the NYSE Amex. There were 80,409,480 shares of common stock outstanding (and 16,266,706 exchangeable shares exchangeable into US Gold Corporation common stock on a one-for-one basis) on March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2009 (the "10-K"). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the proxy statement for our 2009 Annual Meeting of Shareholders. This Amendment hereby amends Part III Items 10-14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

        Other than furnishing the information identified above, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to March 13, 2009.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table reflects our directors and executive officers as of April 8, 2009:

Name	Age	Positions With the Company	Board Position Held Since
Robert R. McEwen	58	Chairman of the Board and Chief Executive Officer	2005
Michele L. Ashby(2)(3)	53	Director	2005
Leanne M. Baker(1)(2)	56	Director	2005
Peter Bojtos(1)(3)	60	Director	2003
Declan J. Costelloe(1)(2)(3)	43	Director	2005
Perry Y. Ing	33	Vice President, Chief Financial Officer and Secretary	—
Ian J. Ball	27	Vice President, Mexico	—
Stefan Spears	27	Vice President, Projects	—

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

        Our directors are each serving a term of office that lasts until the next annual meeting of our shareholders and until their successors are elected and qualify.

Our Directors

        The following information summarizes the business experience of our officers and directors for at least the last five years.

        Robert R. McEwen.    Mr. McEwen became the Chairman of our Board of Directors and our Chief Executive Officer on August 18, 2005. Mr. McEwen is also the chairman and chief executive officer of Lexam Explorations Inc. ("Lexam"), a public company engaged in the exploration and development of oil and gas properties, a position he has held since 1994. The common stock of Lexam is listed on the Toronto Stock Exchange ("TSX") Venture Exchange. Mr. McEwen is executive chairman of the board of directors of Minera Andes, Inc., a gold and silver producer with securities traded on the TSX and the OTC Bulletin Board. He was the chief executive officer of Goldcorp Inc. from June 1986 until February 2005. Goldcorp is a corporation organized under the laws of the Province of Ontario, Canada, engaged in the business of exploring for and producing gold and other precious metals. The securities of Goldcorp are traded on the TSX and New York Stock Exchange ("NYSE").

        Michele L. Ashby.    Ms. Ashby is the chief executive officer and founder of MiNE, LLC, a Colorado limited liability company organized to promote natural resource and modern energy companies to the investment community through private conferences. She has occupied that position since July 2005. From 1998 to 2005, she was the chief executive officer and founder of Denver Gold Group Inc., a Colorado not-for-profit corporation organized and operated as a trade association for the mining industry. In that capacity, she developed, marketed and organized annual conferences for participants in the industry and the investment community. From 1984 to 1995, she was a stockbroker and mining analyst with a regional investment banking firm located in Denver, Colorado. She is a director of Lake Victoria Mining Company, a mineral exploration company with securities traded on the OTC Bulletin Board.

        Leanne M. Baker.    Dr. Baker is managing director of Investor Resources LLC and a registered representative with Puplava Securities, Inc., a broker-dealer with offices in the United States. Dr. Baker has been consulting for the mining and financial services industries since January 2002. Prior to that, she was an equity research analyst and managing director with Salomon Smith Barney from 1990 to 2001, where she helped build a research and investment banking franchise in the metals and mining sectors. She is a director of Agnico-Eagle Mines Ltd., a company with securities traded on the TSX and NYSE; Reunion Gold Corporation, formerly known as New Sleeper Gold Corporation, with securities traded on the TSX Venture Exchange; and Kimber Resources Inc., with securities traded on the TSX and NYSE AMEX. Dr. Baker has a Master of Science degree and a Ph.D. in mineral economics from the Colorado School of Mines.

        Peter Bojtos.    Mr. Bojtos is licensed as a Professional Engineer in the Province of Ontario, Canada and for the past twelve years, has been a director of several U.S. and Canadian mining and exploration companies, including Tournigan Energy Ltd., a mineral exploration company with securities registered under Section 12 of the Securities Exchange Act of 1934 ("1934 Act") and traded on the TSX Venture Exchange. Mr. Bojtos is also an executive officer and director of Fischer-Watt Gold Company and Apolo Gold & Energy Inc., public companies engaged in mineral exploration and development with securities traded on the OTC Bulletin Board.

        Declan J. Costelloe.    Mr. Costelloe is a Chartered Engineer (Engineering Council UK) and a mining geologist. He is president of Celtic Mining Ltd., an independent mining consulting firm. During 2007, he held the position of investment manager and director of research for the Goldfish Fund, a private fund focused primarily on precious metal equities. From September 2003 until March 2006, he held the position of investment manager for Veneroso Associates Gold Advisors, an investment company focusing on the gold industry. Prior to that, he was the research director for that entity, a position he occupied from August 2000 to September 2003. He is a director of VG Gold Corp., a Canadian corporation with securities traded on the TSX, and Alexandria Minerals Corporation, a Canadian corporation with securities traded on the TSX Venture Exchange.

Our Executive Officers

        In addition to Mr. McEwen (see biography above), we have the following executive officers as of April 8, 2009:

        Perry Y. Ing.    On March 3, 2008, Mr. Ing joined the Company as Vice President of Finance. Effective April 1, 2008, Mr. Ing began serving as the Company's Vice President and Chief Financial Officer. He was appointed Secretary in June 2008. Prior to joining the Company, Mr. Ing served as the chief financial officer for Lexam Explorations Inc. and as a consultant for Barrick Gold Corporation ("Barrick"). Mr. Ing has served as chief financial officer for Lexam since June 2005 and continues in that capacity on a part-time basis simultaneously with his service to our company. His consulting position with Barrick began in November 2005. In that position, he provided transactional support services and served as project manager for valuations in connection with significant Barrick acquisitions. From 2003 to 2005, Mr. Ing served as the corporate controller for Goldcorp Inc. Mr. Ing was responsible for financial reporting and the financial control environment of the company. From 1997 to 2003, he served as manager of assurance and business advisory services for PricewaterhouseCoopers, LLP. In that position, he was responsible for supervising and executing audits with an industry focus on international mining companies. In 1997, Mr. Ing received a Bachelor of Commerce from the University of Toronto. Mr. Ing holds professional designations as a Chartered Accountant in Canada (2000), Certified Public Accountant in the United States (2001), and Chartered Financial Analyst (2003).

        Ian J. Ball.    Effective August 1, 2008, Mr. Ball was appointed Vice President, Mexico. Prior to accepting this position, Mr. Ball served the Company as a consultant related to exploration and investor relations since 2005. During that time, Mr. Ball also worked for McEwen Capital and was responsible for assisting with financing transactions and the management of various exploration programs. From 2004 to 2005, Mr. Ball worked at Goldcorp Inc. Mr. Ball received a Bachelor of Commerce degree and a diploma in Business Administration from Ryerson University in Toronto, Ontario.

        Stefan Spears.    Effective August 1, 2008, Mr. Spears was appointed Vice President, Projects. Prior to accepting this position, Mr. Spears served the Company as a consultant in various capacities since 2005. Mr. Spears also presently serves as the vice president of strategic development for Lexam. From 2004 to 2005, Mr. Spears worked at Goldcorp Inc. in the engineering and information technology departments. Mr. Spears received a bachelor degree in Civil-Structural Engineering from Queen's University in Kingston, Ontario.

        Our officers serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial report of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and beneficial owners of greater than ten percent of our common stock are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2008, all filing requirements under Section 16(a) applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were satisfied timely.

Corporate Governance

        Our Board of Directors adopted a Corporate Opportunity Policy effective February 13, 2006, which provides that if a possible corporate opportunity becomes available to an officer or director, he or she must disclose the opportunity in reasonable detail to our Board of Directors and may not consummate the opportunity unless and until he or she has received the approval or ratification of the affirmative vote of a majority of the disinterested directors. For purposes of this policy, a "corporate opportunity" is generally any business opportunity in which we have a legal interest, in which we have an expectancy, which we have identified as an opportunity by resolution of our Board of Directors or which involves the acquisition of, or participation in, a business involving the ownership, development or extraction of precious metals.

        We also maintain a Code of Business Conduct and Ethics and a set of Corporate Governance Guidelines. The Code of Business Conduct and Ethics is applicable to all directors, officers and employees, and sets forth our policies and procedures with respect to the conduct of our business. Some examples of conduct addressed in our ethics code include conflict of interest situations, fair dealing with others, confidentiality, and compliance with laws and regulations. The Corporate Governance Guidelines further articulate how we will conduct ourselves through our Board of Directors and the qualifications and expectations for the Board.

        Our Board of Directors maintains a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance committee. Each of our committees has adopted a formal charter. A current copy of all of our corporate governance documents, including committee charters and our Code of Business Conduct and Ethics, are available on our website at http://www.usgold.com.

Audit Committee

        Our Audit Committee appoints and oversees the independent registered public accounting firm that audits our financial statements. The Audit Committee is responsible for reviewing the proposed scope, content and results of the audit performed by the auditors and any reports and recommendations made by them. The committee also oversees our financial reporting process, and is responsible for drafting an annual report to be included with our report statement. All the members of the Audit Committee are independent as defined under the rules of the NYSE Amex, formerly the American Stock Exchange ("Amex Rules") and Rule 10A-3 of the 1934 Act. The Audit Committee met five times and took action by consent on two occasions during the last fiscal year.

        Our Board of Directors has determined that Leanne Baker, the chairperson of the Audit Committee, qualifies as an audit committee financial expert in that she has (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls over financial reporting; and (v) an understanding of the audit committee functions. Dr. Baker acquired these attributes through experience in analyzing financial statements of other companies, and through her experience as an audit committee member for other companies.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The individuals who served as our principal executive officer and principal financial officer during the year ended December 31, 2008, as well as the other individual included on the Summary Compensation Table below, are referred to as "named executive officers" throughout this Compensation Discussion and Analysis.

        Overview of Compensation Philosophy, Objectives and Policies.    Our goal in designing our executive and employee compensation is to achieve two principal objectives. First, the program is intended to be fully competitive so that we may attract, motivate and retain talented executives and key employees. Second, the program is intended to create an alignment of interests between our executives and key employees, on the one hand, and our shareholders, on the other, such that a portion of each executive's or key employee's compensation consists of awards of stock options or restricted stock grants. In this manner, if the price of our stock increases over time, our executive officers, key employees and our shareholders will benefit. The compensation program is designed to reward performance that supports our principles of building shareholder value, and may also recognize individual performance from time to time which the Compensation Committee believes contributes to the success of our company. The Compensation Committee is vested with the authority to review and recommend the compensation program structure and level of compensation for the executive officers, directors and key employees of our Company and may delegate its function to any subcommittee created by it.

        Our present compensation structure for the named executive officers generally consists of salary and incentive compensation. The incentive component consists of a short-term cash portion and a long-term equity portion. We believe the present structure achieves our compensation objectives; however, the Compensation Committee is presently exploring additional ways to ensure consistency and enhance our company's compensation program and may add additional components or policies in order to assist our company in achieving its compensation goals more effectively or efficiently. We believe that the present compensation structure appropriately aligns the interests of the executives and key employees with our shareholders by encouraging equity ownership through awards of stock options and stock grants to executive officers and key employees and to motivate our named executive officers and other key employees to contribute to an increase in shareholder value. While equity ownership is highly encouraged, we do not presently have a policy that requires our named executive officers or directors to own shares of our stock.

        Each January, the Compensation Committee reviews and recommends to the Board the level of compensation for the named executive officers and key employees. Our Chief Executive Officer reports to the Committee regarding the individual performance of the other named executive officers. Additionally, the Committee considers recommendations from the named executive officers regarding incentive compensation for key employees who report to that executive officer.

        Elements and Mix of Compensation.    Our consideration of base salary ranges for the named executive officers are based upon a review of broad-based information obtained from third parties to obtain an understanding of current compensation practices. Within those ranges, individual rates vary based upon work experience, performance, level of responsibility, impact on the business, tenure and potential for advancement within the organization. Annual salaries for newly-hired executives are determined at the time of hire taking into account the above factors other than tenure.

        Cash bonuses are a form of short-term incentive compensation which may be recommended by the Compensation Committee in its discretion, based on individual and overall company performance. There is no specific bonus plan or policy in place setting forth timing of awards or establishing specific performance objectives. The Compensation Committee, in its discretion, determines and recommends the amounts and timing of any bonus awards. If applicable and in the sole discretion of the Committee, a "merit-based" bonus may be recommended based on criteria such as exceptional performance, assuming additional responsibility without an increase in base compensation, or such other criteria which the Committee may determine from time to time. Due to our need to conserve working capital and the incentive we believe is provided by equity compensation, we have not paid any cash bonuses since 2006.

        The long-term equity compensation component of our compensation program is comprised of equity awards and makes up a significant part of our named executive officers' compensation package. Under our Equity Incentive Plan, we are authorized to issue incentive and non-qualified stock options, to make grants of stock and award grants of restricted stock to the officers, directors and key employees of our company, including the named executive officers. There is no specific policy or procedure in place setting forth timing or amount of awards, although the outstanding awards and future compensation are reviewed at least annually. The Compensation Committee, in its discretion, determines and recommends the amounts and timing of any equity awards. Although not required to do so, the Committee tends to grant stock option awards subject to a vesting schedule upon the hiring of an employee or election of a director. The stock options are priced based on the closing market price of our common stock on the grant date, which is the date the Board approves the award. The Committee also takes into consideration the potential tax consequences to the recipient and to our company when determining the form of award. Due to our status as an exploration stage company with no revenue, and our need to conserve working capital, we believe our compensation structure is weighted more toward equity compensation and less toward salary and other forms of cash compensation.

        Additional benefits provided to executive officers and key employees as part of their compensation packages include health, life and disability insurance. To the extent the named executive officers participate in these programs, they do so generally on the same basis as our other employees. Our named executive officers do not receive perquisites and we do not maintain any non-equity incentive plans or deferred compensation plans.

        Specific Compensation Decisions.    Historically, we have not paid a salary to Mr. McEwen while he serves as our Chief Executive Officer or as Chairman of the Board, at his suggestion. The independent members of our Board determined that this was appropriate in view of our objective of conserving valuable working capital and in view of the substantial equity investment that that our Chief Executive Officer maintains in our company. Due to this investment, we believed that he was sufficiently motivated to further the interests of the shareholders and increase shareholder value. However, subsequent to the end of the 2008 fiscal year, the Board determined it was appropriate to compensate Mr. McEwen in recognition of his hard work and dedicated service to the Company. Mr. McEwen was granted 1,000,000 options to purchase common stock under our Equity Incentive Plan, subject to a three-year vesting period and which expire ten years from the date of grant. In the future, the Board may determine that it would be in the best interest of our Company to modify compensation to Mr. McEwen or any other individual appointed to succeed him as Chief Executive Officer. In that event, our Company would expect to compensate this individual in accordance with our compensation policies discussed above.

        With regard to the other named executive officers, our Chief Executive Officer recommends the form and amount of compensation that he deems appropriate for the respective individuals. In the case of our principal financial officer and the other named executive officers, we accepted the recommendation of our Chief Executive Officer when the individuals were initially hired and then reevaluated that compensation in January 2009. No equity awards were granted to the named executive officers in 2007; however, one-third of the stock options awarded to the named executive officers in November 2005 vested in November 2007.

        We believe that this compensation package, consisting of cash and equity incentive compensation, will meet the objectives set forth above. Specifically, we believe that the cash salary is competitive and will serve to retain the individuals for the foreseeable future. The vesting provisions of the stock options are designed to reward and motivate the individuals to remain with the Company for at least the term of the vesting, while the inherent value in the options will help motivate him to further the interests of our shareholders. The Compensation Committee also has the ability to award discretionary cash incentive compensation in the form of bonuses to the principal financial and executive officers.

        The compensation for our directors is structured similar to that of our named executive officers. Specifically, the directors receive a combination of cash and equity incentives in the form of options to purchase our common stock. The Compensation Committee reviews the form and amount of such compensation periodically to insure that it is competitive and meeting our objectives discussed above.

        Compensation Consultants.    The Compensation Committee has considered retaining a consulting firm to review our current compensation program and policies; however, to date, it has yet to do so. If such a firm is retained, it would likely provide additional information relating to our peer groups for benchmarking purposes to further the competitiveness of our compensation program. The Committee also believes an independent review may further assist them with respect to ascertaining the preferred structure of the compensation program in light of our available resources and in part due to our recent acquisition activity.

Summary Compensation Table

        The following table sets forth the total compensation paid during the last three fiscal years to our named executive officers, including the individuals serving as our principal executive officer and principal financial officer during 2008 and the individuals who were among our three most highly compensated executive officers except for the principal executive officer and principal financial officer but was not serving as an executive officer as of the end of 2008:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(6)	All Other Compensation		Total
Robert P. McEwen	2008	$—	$—	$—	$—	$—		$—
Chairman and Chief	2007	—	—	—	—	—		—
Executive Officer(1)	2006	—	—	—	—	—		—
William F. Pass	2008	$37,500	$—	$—	$126,001	$28,716	(7)	$192,217
Vice President, Chief	2007	150,000	—	—	125,999	—		$275,999
Financial Officer and	2006	118,161	7,500	—	126,001	—		$251,662
Secretary(2)
Perry Y. Ing	2008	$91,652	$—	$—	$—	$—		$91,652
Vice President, Chief	2007	—	—	—	—	—		—
Financial Officer and	2006	—	—	—	—	—		—
Secretary(3)
Ian J. Ball	2008	$35,524	$—	$—	$29,070	$31,354	(8)	$95,948
Vice President, Mexico(4)	2007	—	—	—	15,120	31,777	(8)	46,897
	2006	—	—	—	15,120	52,172	(8)	67,292
Stefan Spears	2008	$35,524	$—	$—	$29,070	$31,354	(8)	$95,948
Vice President, Projects(5)	2007	—	—	—	15,120	31,777	(8)	46,897
	2006	—	—	—	15,120	35,010	(8)	50,130

(1)
Through December 31, 2008, Mr. McEwen received no compensation for service in his capacity as our Chief Executive Officer or as a director.

(2)
Mr. Pass retired as Chief Financial Officer on March 31, 2008.

(3)
Mr. Ing began serving as Chief Financial Officer effective April 1, 2008.

(4)
Mr. Ball was named Vice President, Mexico effective August 1, 2008.

(5)
Mr. Spears was named Vice President, Projects effective August 1, 2008.

(6)
Calculated in accordance with SFAS 123(R) and recognized over the applicable service period. Please see Note 9 to the consolidated financial statements filed with the 10-K for a description of certain assumptions made in connection with the valuation of these option awards.

(7)
Includes $16,025 received as consulting fees and $12,691 for vacation payout upon Mr. Pass' retirement.

(8)
Represents consulting fees received by the named executive officer prior to employment with the Company.

        The named executive officers received salary as provided by the terms of their respective employment agreements.

        On February 21, 2008, we executed an employment agreement with Perry Ing to serve as Vice President of Finance and to succeed our Chief Financial Officer when he retired at the end of March

2008. Mr. Ing began serving as Chief Financial Officer effective April 1, 2008 and the employment agreement expires on February 28, 2011, unless extended by agreement of the parties. Pursuant to the terms of the employment agreement, Mr. Ing is entitled to annual salary of Cdn$150,000, paid in semi-monthly installments. In addition, Mr. Ing was granted 150,000 options to purchase common stock for $3.57 per share. The options have a three year vesting schedule beginning March 3, 2008 and expire in ten years. Mr. Ing would be entitled to certain payments in the event his employment is terminated under certain circumstances. If we terminate the agreement without cause, or if the executive officer terminates the agreement with good reason, we would be obligated to pay one year's salary in accordance with our regular pay schedule, or monthly salary for as many months in the period between the date of termination and February 28, 2011, if this period is less than one year. Termination by an executive officer with good reason includes a "change in control," defined in the agreement to include the sale by the company of substantially all of its assets, the sale, exchange or other disposition of at least 50% of the outstanding voting shares of the company, a decision by the company to terminate its business and liquidate its assets, or the merger or consolidation of the company with another entity or any other type of reorganization where the company is not the surviving entity.

        Effective August 1, 2008, we executed employment agreements with Ian Ball and Stefan Spears to serve as Vice President, Mexico and Vice President, Projects, respectively, for three year terms. The terms of the employment agreements are identical. The executives are each entitled to annual salary of Cdn$125,000, paid in semi-monthly installments. Each executive was granted 150,000 options to purchase common stock for $1.69 per share. The options have a three year vesting schedule beginning August 6, 2008 and expire in ten years. Each executive would be entitled to certain payments in the event his employment is terminated under certain circumstances. If we terminate the agreement without cause, or if the executive officer terminates the agreement with good reason, we would be obligated to pay one year's salary in accordance with our regular pay schedule, or monthly salary for as many months in the period between the date of termination and July 31, 2011, if this period is less than one year. Termination by an executive officer with good reason includes a "change in control," as defined above.

        As mentioned above, Mr. Pass retired from our Company on March 31, 2008. In connection with his departure, we executed a consulting agreement with Mr. Pass pursuant to which we pay him an hourly rate of $100 per hour for services until March 2009. In addition, Mr. Pass is entitled to use of the laptop computer provided to him during his employment as our Chief Financial Officer and was reimbursed for cell phone and other related expenses through November 2008.

Grants of Plan Based Awards

        The grants of plan based awards under our Equity Incentive Plan to each named executive officer during the year ended December 31, 2008 are as follows:

								All Other Stock Awards: Number of Shares of Stocks or Units
									All Other Option Awards: Number of Securities Underlying Options		Grant Date Fair Value of Stock and Option Awards(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards
	Grant Date
Name		Threshold	Target	Maximum	Threshold(1)	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/sh)
Perry Y. Ing	3/3/2008	—	—	—	—	150,000	—	—	—	$3.57	$454,306
Ian J. Ball	1/22/2008	—	—	—	—	15,000	—	—	—	$3.28	$41,912
	8/6/2008	—	—	—	—	150,000	—	—	—	$1.69	$210,507
Stefan Spears	1/22/2008	—	—	—	—	15,000	—	—	—	$3.28	$41,912
	8/6/2008	—	—	—	—	150,000	—	—	—	$1.69	$210,507

(1)
All of the options granted in 2008 are subject to a vesting schedule which requires that the named executive is an employee of or consultant to the Company in order to exercise such options on the respective vesting date.

(2)
Calculated in accordance with SFAS 123(R) based on the maximum number of options that may vest under the award. Please see Note 9 to the consolidated financial statements filed with the 10-K for a description of certain assumptions made in connection with the valuation of these option awards.

        As discussed above, each named executive officer was awarded stock options during 2008 upon commencing employment with the Company. In addition, two of the named executive officers were awarded stock options as compensation during the time each provided services to the Company as a consultant.

        Mr. Ing received 150,000 options to purchase common stock for $3.57 per share on March 3, 2008 when he began service to the Company as Vice President of Finance. The options vest in equal installments over three years beginning on the first anniversary of the grant date provided that Mr. Ing is an employee or consultant of the Company. The options expire ten years from the date of grant.

        Messrs. Ball and Spears each received 15,000 options to purchase common stock for $3.28 per share on January 22, 2008 while providing service to the Company as a consultant. On August 6, 2008, Messrs. Ball and Spears each accepted employment with the Company as executive officers and each were granted 150,000 options to purchase common stock for $1.69 per share. For all of the awards, the options vest in equal installments over three years beginning on the first anniversary of each award's respective date of grant provided that the executive officer is an employee or consultant of the Company. The options expire ten years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

        The outstanding equity awards for the named executive officers as of December 31, 2008 are as follows:

							Stock Awards
	Option Awards
										Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)	(#)	(#)	(#)
William F. Pass	66,667	—		—	$2.12	11/14/2015	—	—	—	$—
Perry Y. Ing	—	150,000	(1)	—	$3.57	3/3/2018	—	—	—	$—
Ian J. Ball	24,000	—		—	$2.12	11/14/2015	—	—	—	$—
Ian J. Ball	—	15,000	(2)	—	$3.28	1/22/2018	—	—	—	$—
Ian J. Ball	—	150,000	(3)	—	$1.69	8/6/2018	—	—	—	$—
Stefan Spears	24,000	—		—	$2.12	11/14/2015	—	—	—	$—
Stefan Spears	—	15,000	(2)	—	$3.28	1/22/2018	—	—	—	$—
Stefan Spears	—	150,000	(3)	—	$1.69	8/6/2018	—	—	—	$—

(1)
The options vest in equal installments over three years beginning March 3, 2009.

(2)
The options vest in equal installments over three years beginning January 22, 2009.

(3)
The options vest in equal installments over three years beginning August 6, 2009.

Option Exercises and Stock Vested Table

        There were no options exercised by named executive officers during the 2008 fiscal year.

Severance Arrangements

        On October 24, 2005, we entered into an employment agreement with Ann S. Carpenter as our President and Chief Operating Officer. The agreement had a three-year term and provided for a base salary of $170,000 per year plus customary benefits such as health and group life insurance. Ms. Carpenter did not receive any grants of plan-based award in 2007 or 2008. Ms. Carpenter resigned from our company effective November 30, 2007. On that same date, we entered into a separation agreement with Ms. Carpenter whereby her employment agreement was terminated. Under the terms of the separation agreement, we agreed to pay Ms. Carpenter an amount equal to 11 months of salary at the then-existing rate, medical coverage, 160 hours of accrued vacation time, and legal fees incurred in negotiating the separation agreement, for a total of $176,844. Ms. Carpenter also agreed to provide consulting service to us during a six month period ending May 31, 2008 if requested by us for which she would be compensated at a rate of $150 per hour for consulting services. We did not pay Ms. Carpenter any consulting fees during 2008.

Director Compensation

        In November 2005, we established a cash compensation program for our directors, in addition to long-term incentive equity awards. Directors receive fees of $20,000 annually for their service and beginning in the third quarter of 2008 receive additional amounts for committee service. The committee service amounts range from $1,000 to $5,000, depending on the type of committee and whether the individual takes on additional responsibility as chairperson. The compensation received by our directors for fiscal 2008 is as follows:

Name(1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michele Ashby	$22,500	$—	$62,999	$—	$—	$85,499
Leanne Baker	25,000	$—	$62,999	$—	$—	87,999
Peter Bojtos	23,500	$—	$62,999	$—	$—	86,499
Declan Costelloe	21,000	$—	$62,999	$—	$—	83,999

(1)
Mr. McEwen is omitted from this table since he did not receive compensation in 2008 for service as a director.

(2)
Calculated in accordance with SFAS 123(R) and recognized over the applicable service period. Please see Note 9 to the consolidated financial statements filed with the 10-K for a description of certain assumptions made in connection with the valuation of these option awards.

Compensation Committee Report

        The Compensation Committee is pleased to present the following Compensation Committee report:

        We have reviewed and discussed with management the Compensation Discussion and Analysis set forth in this report. Based upon review of the discussions herein, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted,
Michele L. Ashby (Chairperson and member)
Declan J. Costelloe (member)
Leanne M. Baker (member)

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee served as an officer or employee of our company during the prior fiscal year or was formerly an officer or employee of our company or had any relationship requiring disclosure under the related party transaction rules. We are not aware that any relationships existed during the prior fiscal year where any of our executive officers served as a member of the compensation committee of another entity whose executive officers served on our Board of Directors or Compensation Committee or where any of our executive officers served as a director of another entity whose executive officers served on our Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        As of April 8, 2009, there were a total of 80,495,205 shares of our common stock and one share of our Series A Special Voting preferred stock outstanding. A trustee is the holder of the one share of Series A Special Voting preferred stock for and on behalf of the registered holders of the exchangeable shares of our subsidiary, Canadian Exchange Co. The exchangeable shares were issued in connection with the acquisition of the Target Companies in 2007. As of April 8, 2009, there were a total of 16,180,981 exchangeable shares outstanding (exclusive of shares owned by US Gold and its affiliates).

        The voting and exchange trustee is entitled to all of the voting rights, including the right to vote in person or by proxy, attaching to the one share of Series A Special Voting Preferred Stock on all matters that may properly come before our shareholders at a meeting of shareholders. The share of Series A Special Voting Preferred Stock is entitled to that number of votes, which may be cast by the voting and exchange trustee at any meeting at which our shareholders are entitled to vote, equal to the number of outstanding exchangeable shares (other than shares held by us or our subsidiaries). The holders of our common stock and the holder of the Series A Special Voting Preferred Stock vote together as a single class. The exchangeable shares are exchangeable for shares of our common stock at any time on a one-for-one basis.

        All rights of a holder of exchangeable shares to exercise votes attached to the share of Series A Special Voting Preferred Stock will cease upon the exchange of that holder's exchangeable shares for shares of our common stock.

        The following table describes the ownership of our voting securities as of April 8, 2009 by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock (assuming for such purposes that the exchangeable shares owned by such persons, if any, constitute outstanding shares of our common stock). The total number of shares of our common stock outstanding as of April 8, 2009 (assuming for such purposes that all the exchangeable shares constitute outstanding shares of our common stock) is 96,676,186. Unless otherwise stated, the address of each individual is the address of our executive office, 99 George Street, 3rd Floor, Toronto, Ontario, Canada M5A 2N4. All ownership is direct, unless otherwise stated.

        The number of shares outstanding as of April 8, 2009 excludes any shares issuable upon exercise of outstanding warrants or options except as set forth in the table. As of April 8, 2009, there were outstanding warrants to acquire 8,851,000 shares of our common stock and options to acquire 2,698,167 shares of common stock. In calculating the percentage ownership for each shareholder, we assumed that any options or warrants owned by an individual and exercisable within 60 days are exercised, but not the options or warrants owned by any other individual.

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number		Percentage(11)
2190303 Ontario Inc.(1)	12,650,800	(3)	13.0%
Robert R. McEwen(2)	21,761,027	(4)(5)	22.4%
Peter Bojtos(2) 2582 Taft Court Lakewood, CO 80215	215,000	(6)	*
Declan J. Costelloe(2) 2994 Routt Circle Lakewood, CO 80215	105,000	(6)	*
Michelle L. Ashby(2) 300 S. Jackson St., Suite 220 Denver, CO 80209	85,000	(7)	*
Leanne M. Baker(2) PO Box 1366 Tiburon, CA 94920	100,000	(8)	*
Perry Y. Ing(2)	50,000	(9)	*
Ian Ball(2)	29,000	(10)	*
Stefan Spears(2)	29,000	(10)	*
All officers and directors as a group (eight individuals)	22,374,027	(4)(5)(6)(7)(8)(9)(10)	23.0%

  *      Less than one percent.

(1)
Robert R. McEwen, our Chief Executive Officer and Chairman of the Board, owns 100% of the outstanding common stock of 2190303 Ontario Inc.

(2)
Officer or Director.

(3)
Includes warrants to purchase 333,500 shares of our common stock, exercisable within 60 days of this report.

(4)
Includes 9,110,227 exchangeable shares convertible into an equal amount of our common stock at any time.

(5)
Includes: (i) 12,317,300 shares of common stock and (ii) warrants to purchase 333, 500 shares of our common stock, exercisable within 60 days of this report held by 2190303 Ontario Inc., of which Mr. McEwen disclaims beneficial ownership.

(6)
Includes 100,000 shares underlying stock options which are exercisable within 60 days of the date of this report.

(7)
Includes 70,000 shares underlying stock options which are exercisable within 60 days of the date of this report.

(8)
Includes 88,000 shares underlying stock options which are exercisable within 60 days of the date of this report.

(9)
Includes 50,000 shares underlying stock options which are exercisable within 60 days of the date of this report.

(10)
Includes 29,000 shares underlying stock options which are exercisable within 60 days of the date of this report.

(11)
Assumes that all of the exchangeable shares have been converted into common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

        We consider "related party transactions" to be transactions between our Company and (i) a director, officer, director nominee or beneficial owner of greater than five percent of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a material financial interest.

        The Audit Committee is vested with the responsibility of evaluating and approving any potential related party transaction, unless a special committee consisting solely of disinterested and independent directors (as defined in the Amex Rules) is appointed by the Board of Directors. Prior to implementing this procedure, related party transactions were reviewed and approved by a majority of disinterested directors.

        Effective June 1, 2006, we entered into a Management Service Agreement ("Services Agreement") with 2083089 Ontario, Inc. ("208") pursuant to which 208 agreed to provide us with services including public and investor relations, market analysis and research, property evaluation, sales and marketing and administrative support. Similar contracts were entered into with 208 for calendar years 2007, 2008 and 2009, each expiring on December 31 of the subject year. A company owned by Robert McEwen, our Chairman, Chief Executive Officer and the beneficial owner of more than 5% of our common stock, is the owner of 208 and Mr. McEwen is the chief executive officer and sole director of 208. We paid $252,745 in 2008 and $42,918 during the first quarter of 2009 to 208 under this agreement. These agreements were approved by the independent members of our Board of Directors.

Director Independence

        All of our directors except Mr. McEwen are independent as defined under the rules of the NYSE Amex. Mr. McEwen is not considered independent because he serves as the Chief Executive Officer of our company.

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees and Services

        The following table sets forth fees paid to our independent registered public accounting firm KPMG LLP and our prior independent registered public accounting firm, Stark Winter Schenkein & Co., LLP for the last two fiscal years:

	2008	2007
Audit Fees	$422,738	$400,470
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	20,150	229,185	(1)

Total Fees	$442,888	$629,655

    (1)
    Represents fees paid to KPMG LLP for consulting and translation services rendered to us in connection with the Acquisitions.

Pre-Approval Policies and Procedures

        It is the policy of the Audit Committee to engage the independent registered public accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such independent registered public accounting firm is independent of our company. Also in keeping with its policy, all audit and non-audit services of the independent registered public accounting firm are pre-approved by the Audit Committee. All of the fees reflected above were pre-approved by the Audit Committee.

PART IV.

Item 15.    Exhibits, Financial Statement and Schedules.

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

US GOLD CORPORATION
By:	/s/ PERRY Y. ING Perry Y. Ing Vice President, Chief Financial Officer and Secretary

Dated: April 9, 2009

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing