Form 10-Q
period 2009-03-31
U S GOLD CORP
filed 2009-05-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(866) 441-0690

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,566,005 shares outstanding as of May 6, 2009.

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,642,176	$10,299,941
Other current assets	1,209,187	1,248,828
Total current assets	7,851,363	11,548,769

Property and equipment, net	4,277,744	4,409,444
Mineral property interests	251,192,034	251,192,034
Capitalized asset retirement cost	4,620,426	4,620,426
Restricted time deposits for reclamation bonding	4,878,728	4,937,239
Inactive milling equipment	777,819	777,819
Other assets	137,930	191,018

TOTAL ASSETS	$273,736,044	$277,676,749

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,650	$506,563
Accrued liabilities	1,248,002	423,964
Current portion of asset retirement obligation	253,713	280,415
Income tax liability	—	66,766
Total current liabilities	1,709,365	1,277,708

Asset retirement obligation, less current portion	5,630,922	5,582,235
Deferred income tax liability	87,340,603	87,340,603
Other liabilities	287,753	282,285
Total liabilities	$94,968,643	$94,482,831

Shareholders’ equity:

Common stock: no par value, 250,000,000 shares authorized; 80,450,815 shares issued and outstanding as of March 31, 2009 and 79,853,990 shares issued and outstanding as of December 31, 2008	$454,435,851	$454,052,052
Exchangeable: 16,225,371 shares issued and outstanding as of March 31, 2009 and 16,822,196 shares issued and outstanding as of December 31, 2008
Accumulated deficit	(275,387,024)	(270,576,708)
Accumulated other comprehensive loss	(281,426)	(281,426)
Total shareholders’ equity	178,767,401	183,193,918

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$273,736,044	$277,676,749

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Warrants	Loss	Deficit	Total
Balance, December 31, 2007	96,453,053	$446,038,067	$7,367,558	$(18,508)	$(139,465,893)	$313,921,224
Stock option expense	—	506,713	—	—	—	506,713
Exercise of stock options	33,333	70,666	—	—	—	70,666
Exercise of warrants	189,800	186,515	—	—	—	186,515
Reclassified expired warrants to common stock	—	1,195,746	(1,195,746)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(93,916)	—	(93,916)
Net loss	—	—	—	—	(5,917,269)	(5,917,269)
Balance, March 31, 2008	96,676,186	$447,997,707	$6,171,812	$(112,424)	$(145,383,162)	$308,673,933

Balance, December 31, 2008	96,676,186	$454,052,052	$—	$(281,426)	$(270,576,708)	$183,193,918
Stock option expense	—	383,799	—	—	—	383,799
Net loss	—	—	—	—	(4,810,316)	(4,810,316)
Balance, March 31, 2009	96,676,186	$454,435,851	$—	$(281,426)	$(275,387,024)	$178,767,401

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

COSTS AND EXPENSES:
General and administrative	$1,059,702	$1,795,350
Property holding costs	1,485,811	1,239,522
Exploration costs	1,723,926	2,291,361
Accretion of asset retirement obligation	132,921	140,385
Depreciation	160,447	144,304
Total costs and expenses	4,562,807	5,610,922

Operating loss	(4,562,807)	(5,610,922)

OTHER INCOME (EXPENSES):
Interest income	34,759	211,808
Interest expense	(3,663)	(46,000)
Gain (loss) on sale of assets	6,504	(1,351)
Foreign currency loss	(285,109)	(470,804)
Total other income (expense)	(247,509)	(306,347)

Loss before income taxes	(4,810,316)	(5,917,269)
Net loss	$(4,810,316)	$(5,917,269)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	$—	$(93,916)
Comprehensive loss	$(4,810,316)	$(6,011,185)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.05)	$(0.06)
Weighted average common shares outstanding:
-basic and diluted	96,676,186	96,534,163

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2009	2008
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(3,402,420)	$(4,660,589)
Interest received	—	210,706
Cash used in operating activities	$(3,402,420)	$(4,449,883)
Cash flows provided by (used in) investing activities:
Capital expenditures	(28,747)	(43,903)
Decrease (increase) in restricted investments securing reclamation	58,511	(67,633)
Cash provided by (used in) investing activities	29,764	(111,536)
Cash flows from financing activities:
Exercise of stock options and warrants	—	257,181
Cash provided by financing activities	—	257,181
Effect of exchange rate change on cash and cash equivalents	(285,109)	(470,804)
Decrease in cash and cash equivalents	(3,657,765)	(4,775,042)
Cash and cash equivalents, beginning of period	10,299,941	30,929,227
Cash and cash equivalents, end of period	$6,642,176	$26,154,185
Reconciliation of net loss to cash used in operating activities:
Net loss	$(4,810,316)	$(5,917,269)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	(14,853)	(1,102)
Stock option expense	383,799	506,713
Accretion of asset retirement obligation	132,921	140,385
Depreciation	160,447	144,304
Foreign exchange loss	285,109	470,804
Changes in non-cash working capital items:
Decrease in other assets related to operations	107,583	162,970
Increase in liabilities related to operations	352,890	43,312
Cash used in operating activities	$(3,402,420)	$(4,449,883)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

1.                                      Summary of Significant Accounting Policies

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

In management’s opinion, the consolidated balance sheets as of March 31, 2009 (unaudited) and December 31, 2008, the unaudited consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2009 and 2008, the unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  There was no cumulative effect related to the adoption of SFAS No. 162 and the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

2.                                      Asset Retirement Obligations

At March 31, 2009, the Company holds mineral interests in Nevada, Utah, and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral Mine.  The current estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3,768,430.  The costs of projected reclamation of the Magistral mine are currently estimated at $2,545,851. For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2009 and December 31, 2008, had cash bonding in place of $4,878,728 and $4,937,239, respectively.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the three months ended March 31, 2009 and year ended December 31, 2008 are as follows:

		Year ended
	March 31,	December 31,
	2009	2008
Asset retirement obligation - opening balance	$5,862,650	$5,415,278
Settlements (final reclamation performed)	(110,936)	(305,409)
Accretion of liability	132,921	564,002
Adjustment reflecting updated estimates	—	188,779
Asset retirement and reclamation liability - ending balance	$5,884,635	$5,862,650

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three months ended March 31, 2009 or the year ended December 31, 2008 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time.  As at March 31, 2009, the current portion of the asset retirement obligation was $253,713.

3.                                      Property and Equipment

At March 31, 2009 and December 31, 2008, respectively, property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Trucks and trailers	$862,876	$872,931
Office furniture and equipment	545,978	513,978
Drill rigs	180,045	180,045
Building	808,100	808,100
Mining equipment	3,179,000	3,179,000
Subtotal	$5,575,999	$5,554,054
Less: accumulated depreciation	(1,298,255)	(1,144,610)
Total	$4,277,744	$4,409,444

4.                                      Income Taxes

For the three months ended March 31, 2009, the Company accrued total interest expense related to an income tax liability of $3,663.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.  As at March 31, 2009, total accrued interest and penalties increased to $696,226 from $692,563 at the end of 2008.

Included in the balance of unrecognized tax benefits at March 31, 2009 are $577,000 of tax benefit that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation.  In the period ending March 31, 2009, there was no increase in the balance of unrecognized tax benefit of $577,000.  Under current conditions and expectations, management does not foresee any significant changes in the unrecognized tax benefit that would have a material impact on the Company’s financial statements.

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

The Company and its subsidiaries file income tax returns in Canada, the United States, and Mexico.  These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations.  The following information summarizes the open tax years by major jurisdiction:

United States: 2004 to 2008

Canada: 2001 to 2008

Mexico: 2003 to 2008

5.                                      Shareholders’ Equity

During the three months ended March 31, 2009, 596,825 exchangeable shares were converted into common stock.  At that date, total exchangeable shares not held by the Company totaled 16,225,371.

6.                                      Stock Options

During the three months ended March 31, 2009, the Company granted stock options to certain employees, directors and consultants for an aggregate of 1,277,000 shares at an exercise price of $0.91 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three months ended March 31, 2009 and 2008, the Company recorded stock option expense of $383,799 and $506,713, respectively, related to the service period.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three-month period ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008
Risk-free interest rate	1.93% to 2.52%	1.8% to 2.50%
Dividend yield	n/a	n/a
Volatility factor of the expected market price of common stock	106% to 110%	110%
Weighted-average expected life of option	6.7 years	6.5 years
Weighted-average grant date fair value	$0.80	$2.91

7.                                      Related Party Transactions

Effective January 1, 2009, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which 208 agreed to provide the Company with general office services.  A similar contract was entered into between the Company and 208 for calendar year 2008 expiring on December 31.  A company owned by Robert McEwen, the chairman and chief executive officer of the Company and beneficial owner of more than 5% of our voting securities, is the owner of 208. Mr. McEwen is also the chief executive officer and sole director of 208.  During the three month periods ended March 31, 2009 and 2008, the Company paid $43,174 and $88,051, respectively, under these agreements.

On March 10, 2009, the Company entered into a $5 million standby credit facility agreement with Mr. McEwen.  Amounts under the credit facility can be drawn at any time with amounts borrowed repayable after 15 months from the date of the note.  Amounts borrowed will be charged interest at a rate equal to 5% above the US prime rate and payable quarterly.  A 1% annual standby fee will be charged on the unused portion of the credit facility and is also payable quarterly.  As at March 31, 2009, no amounts have been drawn under this credit facility.

8.                                      Subsequent Event

On April 29, 2009, the Company announced its intent to offer 20 million shares of its common stock pursuant to a shelf registration statement filed with the US Securities and Exchange Commission and a shelf prospectus filed with certain Canadian securities regulatory authorities.  The Company intends to use the majority of the net proceeds of this offering to fund its ongoing exploration in Nevada’s Cortez Trend and in Mexico.  The remaining proceeds will be used for general corporate purposes.

9.                                      Comparative Figures

Certain prior year’s information was reclassified to conform with the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2009 and compares it to our financial condition at December 31, 2008.  Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2009 and compares those results to the three month period ended March 31, 2008.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2008.

Plan of Operation

Our plan of operation for 2009 is to continue with our focused exploration and evaluation program at certain of our Nevada and Mexican properties.

The company-wide exploration budget for 2009 is approximately $10.5 million which may be re-evaluated during the year and is contingent on successful completion of the financing announced on April 29, 2009.  The initial allocation between Nevada and Mexico for exploration spending is $3.5 million for Nevada and $7 million for Mexico which is also subject to re-evaluation based on actual exploration results.  Corporate general and administrative overhead costs for 2009 is anticipated to be approximately $3.9 million with property holding costs projected to be an additional $3.6 million.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $6,141,998, comprised of current assets of $7,851,363 and current liabilities of $1,709,365.   This represents a decrease of approximately $4,129,063 from the working capital of $10,271,061 at fiscal year end December 31, 2008.  This excludes amounts which can be drawn under the credit facility.

On March 10, 2009, we entered into a $5 million standby credit facility agreement with our chairman and chief executive officer.  Amounts under the credit facility can be drawn at any time with amounts borrowed repayable after 15 months from the date of the note.  Amounts borrowed will be charged interest at a rate equal to 5% above the US prime rate and payable quarterly.  A 1% annual standby fee will be charged on the unused portion of the credit facility and is also payable quarterly.  As at March 31, 2009, no amounts have been drawn under this credit facility.

Our only sources of capital at present includes cash on hand, the possible exercise of options and warrants, and the $5 million credit facility we entered into in March 2009 since we are not generating revenue.  Our cash balance on hand and potential borrowings from the credit facility is sufficient to fund ongoing operations at the spending level currently budgeted for 2009 but we would need to raise funds for activities beyond 2009. On April 29, 2009, we announced that we intend to offer 20 million shares of our common stock pursuant to our shelf registration statement filed with the US Securities and Exchange Commission and a shelf prospectus filed with certain Canadian securities regulatory authorities.  We intend to use the majority of the net proceeds of this offering to fund our ongoing exploration in Nevada’s Cortez Trend and in Mexico.  The remaining proceeds will be used for general corporate purposes.

Net cash used in operations for the three months ended March 31, 2009 decreased to $3,402,420 from $4,449,883 for the corresponding period in 2008.  Cash paid to suppliers and employees decreased to $3,402,420 during the 2009 period from $4,660,589 during the 2008 period, primarily reflecting reduced exploration and general and administrative expenses. Cash provided by investing activities for the three months ended March 31, 2009 was $29,764, compared to cash used in investing activities of $111,536 in the comparable period of 2008.

Cash provided by financing activities for the first three months of 2009 was $ nil compared to $257,181 generated in the comparable period of 2008 from the exercise of stock options and warrants.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009, we recorded a net loss of $4,810,316, or $0.05 per share, compared to a net loss for the corresponding period of 2008 of $5,917,269 or $0.06 per share.

General and administrative expense for the three months ended March 31, 2009 decreased by $735,648 to $1,059,702 compared to $1,795,350 for the same period in 2008, primarily due to decreases in staff and salaries, stock option expense, costs related to accounting and tax related services, Sarbanes Oxley compliance and audit expenses.

Property holding costs during the 2009 period increased to $1,485,811 compared to $1,239,522 in 2008.  Exploration costs for the first quarter of 2009 were $1,723,926 as compared to $2,291,361 for the same period of 2008, reflecting a reduction in exploration activities at the Tonkin project.

Total stock option expense in the 2009 period decreased to $383,799 compared to $506,713 for the same period of 2008, reflecting a lower fair value of stock options granted in 2009.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended March 31, 2009 slightly decreased to $132,921 compared to $140,385 in the same period of 2008.  Interest income in the 2009 period decreased to $34,759 compared to $211,808 in 2008, reflecting lower average levels of interest-bearing deposits during the 2009 period as well as lower interest rates.  During the first quarter of 2009, we recorded a foreign currency exchange loss of $285,109, reflecting a stronger US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2008.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

•              statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•                  Unexpected changes in business and economic conditions;

•                  Commodity price fluctuations;

•                  Technological changes in the mining industry;

•                  Any change in interest rates, currency exchange rates or inflation;

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

•                  Local and community impacts and issues;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, commodity price fluctuations and country risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  A 1% change in the Canadian dollar would have an impact of approximately $61,500 in the statement of operations.

Interest Rate Risk

We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and are currently seeking to acquire additional funding by sale of common stock and may continue to do so in the future.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price to meet current or future funding requirements.

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

Foreign Country Risk

Our Magistral Mine and certain other concessions are located in Mexico.  In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Mexico’s status as a developing country may make it more difficult for us to obtain required financing for this property.  Finally, the current outbreak of the H1N1 flu virus in Mexico could disrupt our operations.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: May 8, 2009	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: May 8, 2009	By Perry Y. Ing, Vice President and
Chief Financial Officer