Form 10-Q
period 2009-06-30
U S GOLD CORP
filed 2009-08-07
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,034,626 shares outstanding as of July 31, 2009.

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,877,789	$10,299,941
Other current assets	744,055	1,248,828
Total current assets	51,621,844	11,548,769

Property and equipment, net	4,938,835	5,187,263
Mineral property interests	255,812,460	255,812,460
Restricted time deposits for reclamation bonding	4,959,457	4,937,239
Other assets	137,157	191,018

TOTAL ASSETS	$317,469,753	$277,676,749

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185,180	$506,563
Accrued liabilities	1,030,307	423,964
Current portion of asset retirement obligation - Note 2	295,025	280,415
Income tax liability	—	66,766
Total current liabilities	2,510,512	1,277,708

Asset retirement obligation, less current portion - Note 2	5,721,108	5,582,235
Deferred income tax liability	87,340,603	87,340,603
Other liabilities	244,767	282,285
Total liabilities	$95,816,990	$94,482,831

Shareholders’ equity:
Common stock: no par value, 250,000,000 shares authorized; 105,966,811 shares issued and outstanding as of June 30, 2009 and 79,853,990 shares issued and outstanding as of December 31, 2008	$501,228,744	$454,052,052
Exchangeable: 15,926,042 shares issued and outstanding as of June 30, 2009 and 16,822,196 shares issued and outstanding as of December 31, 2008
Accumulated deficit	(279,294,555)	(270,576,708)
Accumulated other comprehensive loss	(281,426)	(281,426)
Total shareholders’ equity	221,652,763	183,193,918

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$317,469,753	$277,676,749

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Warrants	Loss	Deficit	Total
Balance, December 31, 2007	96,453,053	$446,038,067	$7,367,558	$(18,508)	$(139,465,893)	$313,921,224
Stock option expense	—	227,551	—	—	—	227,551
Exercise of stock options	33,333	70,666	—	—	—	70,666
Exercise of warrants	189,800	186,515	—	—	—	186,515
Reclassified expired warrants to common stock	—	7,367,558	(7,367,558)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(157,277)	—	(157,277)
Net loss	—	—	—	—	(9,669,379)	(9,669,379)
Balance, June 30, 2008	96,676,186	$453,890,357	$—	$(175,785)	$(149,135,272)	$304,579,300

Balance, December 31, 2008	96,676,186	$454,052,052	$—	$(281,426)	$(270,576,708)	$183,193,918
Sale of shares for cash, net of issuance costs	25,150,000	46,300,672	—	—	—	46,300,672
Exercise of stock options	66,667	141,334	—	—	—	141,334
Stock option expense	—	734,686	—	—	—	734,686
Net loss	—	—	—	—	(8,717,847)	(8,717,847)
Balance, June 30, 2009	121,892,853	$501,228,744	$—	$(281,426)	$(279,294,555)	$221,652,763

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
COSTS AND EXPENSES:
General and administrative	1,670,482	1,425,269	2,730,184	3,220,619
Property holding costs	308,617	812,803	1,794,428	2,052,325
Exploration costs	1,900,116	1,543,475	3,624,042	3,834,836
Accretion of asset retirement obligation	133,393	139,587	266,314	279,972
Depreciation	162,183	162,708	322,630	307,012
Total costs and expenses	4,174,791	4,083,842	8,737,598	9,694,764

Operating loss	(4,174,791)	(4,083,842)	(8,737,598)	(9,694,764)

OTHER INCOME (EXPENSE):
Interest income	24,921	162,511	59,680	374,319
Interest expense	(79,316)	(29,561)	(82,979)	(75,561)
Loss on sale of assets	(8,320)	—	(1,816)	(1,351)
Foreign currency gain (loss)	329,975	198,782	44,866	(272,022)
Total other income	267,260	331,732	19,751	25,385

Net loss	$(3,907,531)	$(3,752,110)	$(8,717,847)	$(9,669,379)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	$—	$(63,361)	$—	$(157,277)
Comprehensive loss	$(3,907,531)	$(3,815,471)	$(8,717,847)	$(9,826,656)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.10)
Weighted average common shares outstanding:
- basic and diluted	108,050,362	96,676,186	102,394,694	96,605,175

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2009	2008
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(5,812,604)	$(8,916,429)
Interest received	—	311,210
Cash used in operating activities	$(5,812,604)	$(8,605,219)
Cash flows used in investing activities:
Capital expenditures	(74,202)	(229,042)
Increase to restricted investments securing reclamation	(22,218)	(57,576)
Cash used in investing activities	(96,420)	(286,618)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	46,300,672	—
Exercise of stock options and warrants	141,334	257,181
Cash provided by financing activities	46,442,006	257,181
Effect of exchange rate change on cash and cash equivalents	44,866	(272,022)
Increase (decrease) in cash and cash equivalents	40,577,848	(8,906,678)
Cash and cash equivalents, beginning of period	10,299,941	30,929,227
Cash and cash equivalents, end of period	$50,877,789	$22,022,549
Reconciliation of net loss to cash used in operating activities:
Net loss	$(8,717,847)	$(9,669,379)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	(29,708)	(63,109)
Stock option expense	734,686	227,551
Accretion of asset retirement obligation	266,314	279,972
Depreciation	322,630	307,012
Foreign exchange (gain) loss	(44,866)	272,022
Other operating adjustments and write-downs	(76,972)	—
Changes in non-cash working capital items:
Decrease in other assets related to operations	442,354	52,670
Increase (decrease) in liabilities related to operations	1,290,805	(11,958)
Cash used in operating activities	$(5,812,604)	$(8,605,219)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

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

In management’s opinion, the consolidated balance sheets as of June 30, 2009 (unaudited) and December 31, 2008, the unaudited consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2009 and 2008, the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2009 and 2008, and the unaudited consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2008.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162”, as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.   The Company adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009.  The adoption of SFAS No. 165 had no impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP.  There was no cumulative effect related to the adoption of SFAS No. 162 and the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

2.             Asset Retirement Obligations

At June 30, 2009, the Company holds mineral interests in Nevada and Utah, and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

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

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at June 30, 2009 and December 31, 2008, had cash bonding in place of $4,959,457 and $4,937,239, respectively.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the six months ended June 30, 2009 and year ended December 31, 2008 are as follows:

		Year ended
	June 30,	December 31,
	2009	2008
Asset retirement and reclamation liability - opening balance	$5,862,650	$5,415,278
Settlements (final reclamation performed)	(112,831)	(305,409)
Accretion of liability	266,314	564,002
Adjustment reflecting updated estimates	—	188,779
Asset retirement and reclamation liability - ending balance	$6,016,133	$5,862,650

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three and six months ended June 30, 2009 or the year ended December 31, 2008 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time.  As at June 30, 2009, the current portion of the asset retirement obligation was $295,025 (December 31, 2008 - $280,415).

3.             Income Taxes

For the three and six months ended June 30, 2009, the Company accrued total interest expense related to an income tax liability of $79,316 and $82,979, respectively.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.  As at June 30, 2009, total accrued interest and penalties increased to $775,542 from $692,563 at the end of 2008.

Included in the balance of unrecognized tax benefits at June 30, 2009 are $577,000 of tax benefit that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation.  In the period ending June 30, 2009, there was no increase in the balance of unrecognized tax benefit of $577,000.  Under current conditions and expectations, management does not foresee any significant changes in the unrecognized tax benefit that would have a material impact on the Company’s financial statements.

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

United States: 2004 to 2008

Canada: 2001 to 2008

Mexico: 2003 to 2008

4.             Shareholders’ Equity

On May 19, 2009, the Company issued 22,000,000 shares of common stock at a price of $2 per share (before the underwriters’ commissions and expenses) in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators.  In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to 3,300,000 additional shares of common stock to cover over-allotments.  On May 26, 2009, the underwriters exercised their over-allotment option to purchase 3,150,000 of the 3,300,000 shares of common stock at a price of $2 per share (before the underwriters’ commissions and expenses).

Gross proceeds from the 25,150,000 shares issued in the offering totaled $50,300,000 with net recorded proceeds to the Company being $46,300,672, which is net of the underwriters’ commissions and expenses, legal fees, securities listing costs, printing and other costs.

During the three and six months ended June 30, 2009, 299,329 and 896,154 exchangeable shares were converted into common stock, respectively.  At June 30, 2009, total outstanding exchangeable shares not held by the Company totaled 15,926,042.

5.             Stock Options

During the first quarter of 2009, the Company granted stock options to certain employees, directors and consultants for an aggregate of 1,277,000 shares of common stock at an exercise price of $0.91 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.  There were no options granted during the second quarter of 2009.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2009, the Company recorded stock option expense of $350,887 and $734,686, respectively, related to the service period.  During the three and six months ended June 30, 2008, the Company recorded a credit to stock option expense of $279,157 and an expense of $2257,557, respectively.  During the six months ended June 30, 2009, the Company issued 66,667 shares of common stock upon exercise of stock options at an exercise price of $2.12 per share for proceeds of $141,334.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	—	3.04% to 3.77%	1.93% to 2.52%	1.8% to 3.77%
Dividend yield	—	n/a	n/a	n/a
Volatility factor of the expectedmarket price of common stock	—	106%	106% to 110%	106% to 110%
Weighted-average expected life of option	—	6.5 years	6.7 years	6.5 years
Weighted-average grant date fair value	—	$1.73	$0.77	$2.63

6.             Related Party Transactions

Effective January 1, 2009, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for office operating costs.  A similar contract was entered into between the Company and 208 for calendar year 2008 expiring on December 31.  A company owned by Robert McEwen, the chairman and chief executive officer of the Company and beneficial owner of more than 5% of our voting securities, is the owner of 208. Mr. McEwen is also the chief executive officer and sole director of 208.  During the three and six month periods ended June 30, 2009, the Company paid $45,337 and $88,511, respectively, under these agreements.  For the three and six month periods ended June 30, 2008, the Company paid $116,137 and $204,188, respectively, under these agreements.

On March 10, 2009, the Company entered into a $5 million standby credit facility agreement with Mr. McEwen.  Amounts under the credit facility can be drawn at any time with amounts borrowed repayable after 15 months from the date of the note.  Amounts borrowed will be charged interest at a rate equal to 5% above the US prime rate and payable quarterly.  A 1% annual standby fee will be charged on the unused portion of the credit facility and is also payable quarterly.  As at June 30, 2009, no amounts have been drawn under this credit facility.  As at June 30, 2009, the Company accrued a total of $15,694 for the standby fee.  Effective August 5, 2009, the Company terminated its standby credit facility agreement with Mr. McEwen.  Please refer to note 8 for further details.

Pursuant to the public offering discussed in note 5, Mr. McEwen purchased 4,000,000 shares of the 22,000,000 shares of common stock sold on May 19, 2009.  There were no underwriter discounts or commissions charged on Mr. McEwen’s purchase.

7.             Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

8.             Subsequent Events

On August 5, 2009, the Board of Directors and Mr. McEwen mutually approved the termination of the $5 million standby credit facility agreement with Mr. McEwen.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of August 7, 2009 for the foreseeable future. It also analyzes our financial condition at June 30, 2009 and compares it to our financial condition at December 31, 2008.  Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2009 and compares those results to the three and six month periods ended June 30, 2008.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2008.

Plan of Operation

Our plan of operation for 2009 is to continue with our focused exploration and evaluation program at certain of our Nevada and Mexican properties.

The company-wide exploration budget for 2009 is approximately $9.6 million which may be re-evaluated during the year.  The initial allocation between Nevada and Mexico for exploration spending is $4.7 million for Nevada and $4.9 million for Mexico which is also subject to re-evaluation based on actual exploration results.  Corporate general and administrative overhead costs for 2009 are anticipated to be approximately $4.2 million with property holding costs projected to be an additional $4 million.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $49,111,332, comprised of current assets of $51,621,844 and current liabilities of $2,510,512.   This represents an increase of approximately $38,840,271 from the working capital of $10,271,061 at fiscal year end December 31, 2008.  This excludes amounts which can be drawn under the credit facility.

On May 19, 2009, the Company issued 22,000,000 shares of common stock at a price of $2 per share (before the underwriters’ commissions and expenses) in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators.  In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to 3,300,000 additional shares of common stock to cover over-allotments.  On May 26, 2009, the underwriters exercised their over-allotment option to purchase 3,150,000 of the 3,300,000 shares of common stock at a price of $2 per share (before the underwriters’ commissions and expenses).

Gross proceeds from the 25,150,000 shares issued in the offering totaled $50,300,000 with net recorded proceeds to the Company being $46,300,672, which is net of the underwriters’ commissions and expenses, legal fees, securities listing costs, printing and other costs.  The Company intends to use the majority of the net proceeds of this offering to fund its ongoing exploration in Nevada’s Cortez Trend and in Mexico.  The remaining proceeds will be used for general corporate purposes.

On March 10, 2009, we entered into a $5 million standby credit facility agreement with our chairman and chief executive officer.  Amounts under the credit facility can be drawn at any time with amounts borrowed repayable after 15 months from the date of the note.  Amounts borrowed will be charged interest at a rate equal to 5% above the US prime rate and payable quarterly.  A 1% annual standby fee will be charged on the unused portion of the credit facility and is also payable quarterly.  As at June 30, 2009, no amounts have been drawn under this credit facility. Effective August 5, 2009, we terminated the standby credit facility agreement with Mr. McEwen.

Our only sources of capital at present include cash on hand and the possible exercise of options and warrants, since we are not generating revenue.  Based on current spending projections, our cash balance on hand is expected to be sufficient to fund ongoing operations through to the end of 2011.

Net cash used in operations for the six months ended June 30, 2009 decreased to $5,812,604 from $8,605,219 for the corresponding period in 2008.  Cash paid to suppliers and employees decreased to $5,812,604 during the 2009 period from $8,916,429 during the 2008 period, primarily reflecting reduced exploration and general and administrative expenses. Cash used in investing activities for the six months ended June 30, 2009 was $96,420, compared to $286,618 in the comparable period of 2008.

Cash provided by financing activities for the first six months of 2009 was $46,442,006 from the public offering of 25,150,000 shares and exercise of stock options compared to $257,181 generated in the comparable period of 2008 from the exercise of stock options and warrants.

In July 2009, we purchased 2,027 ounces of gold at a price of $952.50 per ounce for a total cost of $1,930,718.

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

For the six months ended June 30, 2009, we recorded a net loss of $8,717,847, or $0.09 per share, compared to a net loss for the corresponding period of 2008 of $9,669,379 or $0.10 per share.

General and administrative expense for the six months ended June 30, 2009 decreased by $490,435 to $2,730,184 compared to $3,220,619 for the same period in 2008, primarily due to decreases in staff and salaries, fees related to accounting and tax related services, management service fees, Sarbanes Oxley compliance and audit expenses, partially offset by an increase in stock option expense as a result of new stock option grants and reduction in forfeitures during 2009.

Property holding costs during the 2009 period decreased by $257,897 to $1,794,428 compared to $2,052,325 in 2008.  Exploration costs during the 2009 period decreased by $210,794 to $3,624,042 as compared to $3,834,836 for the same period of 2008, reflecting a slight reduction in exploration activities in Mexico.

Total stock option expense in the 2009 period increased to $734,686 compared to $227,551 for the same period of 2008, reflecting a lower number of forfeitures in 2009 and expenses associated with recent option grants.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of the asset retirement obligation in Nevada and Mexico for the six months ended June 30, 2009 slightly decreased to $266,314 compared to $279,972 in the same period of 2008.  Interest income in the 2009 period decreased to $59,680 compared to $374,319 in 2008, reflecting lower average levels of interest-bearing deposits during the 2009 period as well as lower interest rates.  During the 2009 period, we recorded a foreign currency exchange gain of $44,866, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009, we recorded a net loss of $3,907,531, or $0.04 per share, compared to a net loss for the corresponding period of 2008 of $3,752,110 or $0.04 per share.

General and administrative expense for the three months ended June 30, 2009 slightly increased by $245,213 to $1,670,482 compared to $1,425,269 for the same period in 2008, primarily due to an increase in stock option expense as a result of new stock option grant and reduction in forfeitures during 2009, partially offset by decreases in staff and salaries, fees related to accounting and tax related services, management service fees, Sarbanes Oxley compliance and audit expenses.

Property holding costs during the 2009 period decreased by $504,186 to $308,617 compared to $812,803 in 2008, mainly due to decrease in discretionary spending and favorable foreign exchange in Mexico.  Exploration costs for the second quarter of 2009 increased by $356,641 to $1,900,116 as compared to $1,543,475 for the same period of 2008, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada.

Total stock option expense in the 2009 period increased to $350,887 compared to a credit of $279,157 for the same period of 2008, reflecting a lower number of forfeitures in 2009.  Stock option expense is split between the general and administrative and exploration costs lines within the income statement.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended June 30, 2009 decreased slightly to $133,393 compared to $139,587 in the same period of 2008.  Interest income in the 2009 period decreased to $24,921 compared to $162,511 in 2008, reflecting lower average levels of interest-bearing deposits during the 2009 period as well as lower interest rates.  During the second quarter of 2009, we recorded a foreign currency exchange gain of $329,975, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $15,187,711 at June 30, 2009, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $130,600 in the statement of operations.

Interest Rate Risk

We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

Foreign Country Risk

Our Magistral Mine and certain other concessions are located in Mexico.  In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Mexico’s status as a developing country may make it more difficult for us to obtain required financing for these properties.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on June 11, 2009.  At the meeting, the shareholders reelected all directors and approved and ratified KPMG LLP as our independent registered accounting firm for year end December 31, 2009.

The vote on the directors resolution was as follows:

	Shares Voted
Name of Nominee	For	Withheld
Robert R. McEwen	73,498,434	1,231,395
Declan Costelloe	73,343,086	1,386,743
Peter Bojtos	71,442,241	3,287,588
Michele Ashby	73,314,478	1,415,351
Leanne Baker	73,343,806	1,386,023

The vote on the KPMG LLP resolution was as follows:

Votes For: 74,066,500	Votes Against: 426,943	Abstain: 236,338

Item 5. Other Information

As discussed in more detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on August 5, 2009 our Board of Directors and Mr. McEwen, our chairman and chief executive officer mutually agreed to terminate the standby credit facility between the Company and Mr. McEwen.  We will not incur any early termination fees related to the termination of the credit facility.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: August 7, 2009	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: August 7, 2009	By Perry Y. Ing, Vice President and
Chief Financial Officer