Form 10-Q
period 2009-09-30
U S GOLD CORP
filed 2009-11-06
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,348,326 shares outstanding as of November 4, 2009.

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,192,107	$10,299,941
Gold bullion - Note 2	2,738,845	—
Other current assets	841,203	1,248,828
Total current assets	47,772,155	11,548,769

Assets held for sale	97,500	—
Property and equipment, net - Note 4	3,678,291	5,187,263
Mineral property interests - Note 3	240,751,307	255,812,460
Restricted time deposits for reclamation bonding	4,824,850	4,937,239
Other assets	141,609	191,018

TOTAL ASSETS	$297,265,712	$277,676,749

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$787,775	$506,563
Accrued liabilities	1,110,940	423,964
Current portion of asset retirement obligation - Note 3	189,702	280,415
Income tax liability	—	66,766
Total current liabilities	2,088,417	1,277,708

Asset retirement obligation, less current portion - Note 3	5,805,825	5,582,235
Deferred income tax liability	82,265,390	87,340,603
Other liabilities	251,271	282,285
Total liabilities	90,410,903	94,482,831

Shareholders’ equity:
Common stock: no par value, 250,000,000 shares authorized; 106,342,526 shares issued and outstanding as of September 30, 2009 and 79,853,990 shares issued and outstanding as of December 31, 2008
Exchangeable: 15,550,327 shares issued and outstanding as of September 30, 2009 and 16,822,196 shares issued and outstanding as of December 31, 2008	501,517,709	454,052,052
Accumulated deficit	(294,377,738)	(270,576,708)
Accumulated other comprehensive loss	(285,162)	(281,426)
Total shareholders’ equity	206,854,809	183,193,918

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$297,265,712	$277,676,749

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Warrants	Loss	Deficit	Total
Balance, December 31, 2007	96,453,053	$446,038,067	$7,367,558	$(18,508)	$(139,465,893)	$313,921,224
Stock option expense	—	416,452	—	—	—	416,452
Exercise of stock options	33,333	70,666	—	—	—	70,666
Exercise of warrants	189,800	186,515	—	—	—	186,515
Reclassified expired warrants to common stock	—	7,367,558	(7,367,558)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(249,782)	—	(249,782)
Net loss	—	—	—	—	(124,475,810)	(124,475,810)
Balance, September 30, 2008	96,676,186	$454,079,258	$—	$(268,290)	$(263,941,703)	$189,869,265

Balance, December 31, 2008	96,676,186	$454,052,052	$—	$(281,426)	$(270,576,708)	$183,193,918
Sale of shares for cash, net of issuance costs	25,150,000	46,300,672	—	—	—	46,300,672
Exercise of stock options	66,667	141,334	—	—	—	141,334
Stock option expense	—	1,023,651	—	—	—	1,023,651
Unrealized loss on marketable equity securities	—	—	—	(3,736)	—	(3,736)
Net loss	—	—	—	—	(23,801,030)	(23,801,030)
Balance, September 30, 2009	121,892,853	$501,517,709	$—	$(285,162)	$(294,377,738)	$206,854,809

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
COSTS AND EXPENSES:
General and administrative	1,205,306	1,237,000	3,935,490	4,457,619
Property holding costs	1,866,408	1,446,725	3,660,836	3,865,043
Exploration costs	2,530,859	4,350,603	6,154,901	7,819,446
Accretion of asset retirement obligation	169,067	213,545	435,381	493,517
Depreciation	163,246	156,618	485,876	463,630
Goodwill impairment	—	107,017,283	—	107,017,283
Write off of long-lived assets	15,075,687	—	15,075,687	—
Total costs and expenses	21,010,573	114,421,774	29,748,171	124,116,538

Operating loss	(21,010,573)	(114,421,774)	(29,748,171)	(124,116,538)

OTHER INCOME (EXPENSE):
Interest income	20,725	168,803	80,405	543,122
Interest expense	(6,234)	(121,620)	(89,213)	(197,181)
Loss on sale of assets	(343,702)	—	(345,518)	(1,351)
Foreign currency gain (loss)	1,181,388	(431,840)	1,226,254	(703,862)
Total other income	852,177	(384,657)	871,928	(359,272)

Loss before income taxes	(20,158,396)	(114,806,431)	(28,876,243)	(124,475,810)
Recovery of income taxes	5,075,213	—	5,075,213	—
Net loss	(15,083,183)	(114,806,431)	(23,801,030)	(124,475,810)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	(3,736)	(92,505)	(3,736)	(249,782)
Comprehensive loss	$(15,086,919)	$(114,898,936)	$(23,804,766)	$(124,725,592)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.12)	$(1.19)	$(0.22)	$(1.29)
Weighted average common shares outstanding:
- basic and diluted	121,892,853	96,676,186	108,965,502	96,629,018

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2009	2008
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(14,319,972)	$(14,811,260)
Interest received	—	444,105
Cash used in operating activities	$(14,319,972)	$(14,367,155)
Cash flows (used in) from investing activities:
Additions to property and equipment	(209,408)	(281,411)
Proceeds from disposal of property and equipment	640,897	—
Decrease (increase) to restricted investments securing reclamation	112,389	(56,722)
Cash provided by (used in) investing activities	543,878	(338,133)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	46,300,672	—
Exercise of stock options and warrants	141,334	257,181
Cash provided by financing activities	46,442,006	257,181
Effect of exchange rate change on cash and cash equivalents	1,226,254	(703,862)
Increase (decrease) in cash and cash equivalents	33,892,166	(15,151,969)
Cash and cash equivalents, beginning of period	10,299,941	30,929,227
Cash and cash equivalents, end of period	$44,192,107	$15,777,258
Reconciliation of net loss to cash used in operating activities:
Net loss	$(23,801,030)	$(124,475,810)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	(44,561)	(99,017)
Stock option expense	1,023,651	416,452
Accretion of asset retirement obligation	435,381	493,517
Depreciation	485,876	463,630
Foreign exchange (gain) loss	(1,226,254)	703,862
Loss on disposal of property and equipment	345,518	—
Goodwill impairment	—	107,017,283
Write off of long-lived assets	15,075,687	—
Deferred income taxes	(5,075,213)	—
Other operating adjustments and write-downs	57,083	—
Changes in non-cash working capital items:
(Increase) decrease in other assets related to operations	(2,386,974)	395,438
Increase in liabilities related to operations	790,864	717,490
Cash used in operating activities	$(14,319,972)	$(14,367,155)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

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

In management’s opinion, the consolidated balance sheets as of September 30, 2009 (unaudited) and December 31, 2008, the unaudited consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008, the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2009 and 2008, and the unaudited consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2008.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162), as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered nonauthoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations. The Company adopted the ASC for the interim period ended September 30, 2009.  The adoption of the ASC had no impact on our financial reporting process.

In May 2009, the FASB issued ASC Section 855-10-25 (formerly SFAS No. 165, Subsequent Events), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Section 855-10-25 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  ASC Section 855-10-25 was effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.   The Company adopted the provisions of ASC Section 855-10-25 for the interim period ended June 30, 2009.  The adoption of ASC Section 855-10-25 had no impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted ASC Subtopic 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under ASC Topic 815, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

2.             Gold Bullion

The Company invested a portion of its cash in gold bullion.  Below is the balance of our holdings as at September 30, 2009.  The Company did not have any holdings in gold bullion prior to this period.

			Fair market value	Total
	Average cost		per ounce	fair market value
# of ounces	per ounce	Total Cost	as at September 30, 2009	as at September 30, 2009
2,835	$966	$2,738,845	$996	$2,823,414

The fair market value of gold was based on the daily London P.M. fix as at September 30, 2009.  Since ASC Topic 815 does not consider gold to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

3.             Mineral Property Interests and Asset Retirement Obligations

At September 30, 2009, the Company holds mineral interests in Nevada and Utah, and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

During the third quarter of 2009, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas.  As a result, the Company allowed certain claims from three of its Nevada properties to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $14,927,098, which was written off during the quarter, along with a resulting reduction in deferred tax liability and future tax of $5,075,213.  This resulted in a net write-off for the Company of $9,851,885 which is included in the net loss for the periods ended September 30, 2009.

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

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at September 30, 2009 and December 31, 2008, had cash bonding in place of $4,824,850 and $4,937,239, respectively.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2009 and year ended December 31, 2008 are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2009	2008
Asset retirement and reclamation liability - opening balance	$ 5,862,650	$ 5,415,278
Settlements (final reclamation performed)	(168,449)	(305,409)
Accretion of liability	435,381	564,002
Adjustment reflecting updated estimates	(134,055)	188,779
Asset retirement and reclamation liability - ending balance	$ 5,995,527	$ 5,862,650

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three and nine months ended September 30, 2009 or the year ended December 31, 2008 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time.  As at September 30, 2009, the current portion of the asset retirement obligation was $189,702 (December 31, 2008 - $280,415).

4.             Property and Equipment

At September 30, 2009 and December 31, 2008, respectively, property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
Trucks and trailers	$890,261	$872,931
Office furniture and equipment	552,967	513,978
Drill rigs	180,045	180,045
Building	808,100	808,100
Mining equipment	1,730,724	3,179,000
Inactive milling equipment	777,819	777,819
Subtotal	$4,939,916	$6,331,873
Less: accumulated depreciation	(1,261,625)	(1,144,610)
Total	$3,678,291	$5,187,263

During the quarter ended September 30, 2009, the Company disposed of certain heavy mining equipment in Mexico, with a net book value of $918,398 for net proceeds of $582,633, resulting in a loss on disposal of $335,765.  The Company also disposed of some small trucks and office equipment during the year with a net book value of $68,018 for proceeds of $58,264, resulting in a net loss on disposal of $9,753.  As at September 30, 2009, the Company recorded a total net loss on disposal of $345,518 and proceeds of $640,897.

5.             Income Taxes

For the three and nine months ended September 30, 2009, the Company accrued total interest expense related to an income tax liability of $6,234 and $89,213, respectively.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.  As at September 30, 2009, total accrued interest and penalties increased to $781,776 from $692,563 at the end of 2008.

Included in the balance of unrecognized tax benefits at September 30, 2009 are $577,000 of tax benefit that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation.  In the period ended September 30, 2009, there was no increase in the balance of unrecognized tax benefit of $577,000.  Under current conditions and expectations, management does not foresee any significant changes in the unrecognized tax benefit that would have a material impact on the Company’s financial statements.

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

Canada: 2004 to 2008

Mexico: 2004 to 2008

6.             Shareholders’ Equity

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

During the three and nine months ended September 30, 2009, 375,715 and 1,271,869 exchangeable shares were converted into common stock, respectively.  At September 30, 2009, total outstanding exchangeable shares not held by the Company totaled 15,550,327.

7.             Stock Options

During the first quarter of 2009, the Company granted stock options to certain employees, directors and consultants for an aggregate of 1,277,000 shares of common stock at an exercise price of $0.91 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.  There were no options granted during the third quarter of 2009.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2009, the Company recorded stock option expense of $288,965 and $1,023,651, respectively, related to the service period.  During the three and nine months ended September 30, 2008, the Company recorded stock option expense of $188,895 and $416,452, respectively.  During the nine months ended September 30, 2009, the Company issued 66,667 shares of common stock upon exercise of stock options at an exercise price of $2.12 per share for proceeds of $141,334.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	—	3.30%	1.93% to 2.52%	1.8% to 3.77%
Dividend yield	—	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	—	103%	106% to 110%	103% to 110%
Weighted-average expected life of option	—	6.5 years	6.6 years	6.5 years
Weighted-average grant date fair value	—	$1.40	$0.77	$2.10

8.             Related Party Transactions

Effective January 1, 2009, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for office operating costs.  A similar contract was entered into between the Company and 208 for calendar year 2008 expiring on December 31.  A company owned by Robert McEwen, the chairman and chief executive officer of the Company and beneficial owner of more than 5% of our voting securities, is the owner of 208. Mr. McEwen is also the chief executive officer and director of 208.  During the three and nine month periods ended September 30, 2009, the Company paid $65,885 and $154,396, respectively, under these agreements.  For the three and nine month periods ended September 30, 2008, the Company paid $45,235 and $249,423, respectively, under these agreements.

Subsequent to September 30, 2009, the Company entered into an amended Services Agreement reflecting lower overall costs for the Company as a result of a decreased allocation of office operating costs. Mr. McEwen receives no compensation or benefits from 208.

On March 10, 2009, the Company entered into a $5 million standby credit facility agreement with Mr. McEwen.  Amounts under the credit facility could be drawn at any time with amounts borrowed repayable after 15 months from the date of the note.  Amounts borrowed are charged interest at a rate equal to 5% above the US prime rate and payable quarterly.  A 1% annual standby fee is charged on the unused portion of the credit facility and is also payable quarterly.  Effective August 5, 2009, the Company terminated its standby credit facility agreement with Mr. McEwen.  No amounts were drawn under this facility prior to termination.  Standby fees of $9,861 were accrued as at September 30, 2009.

Pursuant to the public offering discussed in note 5, Mr. McEwen purchased 4,000,000 shares of the 22,000,000 shares of common stock sold on May 19, 2009.  There were no underwriter discounts or commissions charged on Mr. McEwen’s purchase.

9.             Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of November 6, 2009 for the foreseeable future. It also analyzes our financial condition at September 30, 2009 and compares it to our financial condition at December 31, 2008.  Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2009 and compares those results to the three and nine month periods ended September 30, 2008.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2008.

Plan of Operation

Our plan of operation for the remainder of 2009 is to continue with our focused exploration and evaluation program at certain of our Nevada and Mexican properties.

The company-wide exploration budget for 2009 is approximately $8.3 million with approximately $2.4 million expected to be spent in the fourth quarter.  $1.2 million is allocated for Nevada and $1.2 million is allocated for Mexico where a portion of the spending is contingent on the receipt of certain drilling permits over an expanded area at our property in Mexico.  The exploration budget for 2010 will be evaluated once the complete results from the current year’s programs in Nevada and Mexico have been fully assessed.  On a preliminary basis, we would expect our 2010 exploration budget to be between $10-$12 million.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $45,683,738, comprised of current assets of $47,772,155, which includes $2,738,845 of gold bullion purchased during the third quarter of 2009, and current liabilities of $2,088,417.  This represents an increase of approximately $35,412,677 from the working capital of $10,271,061 at fiscal year end December 31, 2008.

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

Gross proceeds from the 25,150,000 shares issued in the offering totaled $50,300,000 with net recorded proceeds to the Company being $46,300,672, which is net of the underwriters’ commissions and expenses, legal fees, securities listing costs, printing and other costs. During the third quarter, we invested $2,738,845 of our cash in gold bullion by purchasing 2,835 ounces of gold at an average price of $966 per ounce.

Our only sources of capital at present include cash on hand, gold bullion and the possible exercise of options and warrants since we are not generating revenue.  Based on current spending projections, our cash balance on hand is expected to be sufficient to fund ongoing operations through to the end of 2011.

Net cash used in operations for the nine months ended September 30, 2009 decreased slightly to $14,319,972 from $14,367,155 for the corresponding period in 2008.  Cash paid to suppliers and employees decreased slightly to $14,319,972 during the 2009 period from $14,811,260 during the 2008 period.  Cash provided by investing activities for the nine months ended September 30, 2009 was $543,878, primarily due to proceeds from the sale of mining equipment in Mexico, compared to cash used in investing activities of $338,133 in the comparable period of 2008.

Cash provided by financing activities for the first nine months of 2009 was $46,442,006 from the public offering of 25,150,000 shares and exercise of stock options compared to $257,181 generated in the comparable period of 2008 from the exercise of stock options and warrants.

Results of Operations

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

For the nine months ended September 30, 2009, we recorded a net loss of $23,801,030, or $0.22 per share, compared to a net loss for the corresponding period of 2008 of $124,475,810 or $1.29 per share.  Excluding the write-off of long-lived assets recorded during the third quarter of 2009 of $10,000,474 (net of future income taxes recovery), the net loss for the nine months ended in 2009 was $13,800,556 or $0.13 per share.  Excluding the goodwill impairment charge recorded during the third quarter of 2008 of $107,017,283, the net loss for the nine months ended in 2008 was $17,458,527 or $0.18 per share.

General and administrative expense for the nine months ended September 30, 2009 decreased by $522,129 to $3,935,490 compared to $4,457,619 for the same period in 2008, primarily due to decreases in staff and salaries, fees related to accounting and tax related services, management service fees, Sarbanes Oxley compliance and audit expenses, partially offset by an increase in stock option expense as a result of new stock option grants and reduction in forfeitures during 2009, compared to 2008.

Property holding costs during the 2009 period decreased by $204,207 to $3,660,836 compared to $3,865,043 in 2008.  Exploration costs during the 2009 period decreased by $1,664,545 to $6,154,901 as compared to $7,819,446 for the same period of 2008, reflecting a reduction in exploration activities in Mexico.

Total stock option expense in the 2009 period increased to $1,023,651 compared to $416,452 for the same period of 2008, reflecting a lower number of forfeitures in 2009 and increased expenses associated with recent option grants.  Stock option expense is split between the general and administrative and exploration costs lines within the Consolidated Statements of Operations and Comprehensive Loss.

Accretion of the asset retirement obligation in Nevada and Mexico for the nine months ended September 30, 2009 decreased to $435,381 compared to $493,517 in the same period of 2008.  Interest income in the 2009 period decreased to $80,405 compared to $543,122 in 2008, reflecting lower interest rates during the 2009 period.  During the 2009 period, we recorded a foreign currency exchange gain of $1,226,254, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets or cash that is denominated in Canadian dollars.

Total loss on sale of assets for the nine months ended September 30, 2009 was $345,518 compared to $1,351 in the same period of 2008.  During the quarter ended September 30, 2009, we sold certain heavy mining equipment from our Mexico operation with a net book value of $918,398 for proceeds of $582,633, resulting in a loss on disposal of $335,765.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

For the three months ended September 30, 2009, we recorded a net loss of $15,083,183, or $0.12 per share, compared to a net loss for the corresponding period of 2008 of $114,806,431 or $1.19 per share.  Excluding the write-off of long-lived assets recorded during the third quarter of 2009 of $10,000,474 (net of future income taxes recovery), the net loss for the three months ended in 2009 was $5,082,709 or $0.04 per share.  Excluding the goodwill impairment charge recorded during the third quarter of 2008 of $107,017,283, the net loss for the three months ended in 2008 was $7,789,148 or $0.08 per share.

General and administrative expense for the three months ended September 30, 2009 decreased slightly by $31,694 to $1,205,306 compared to $1,237,000 for the same period in 2008.

Property holding costs during the 2009 period increased by $419,683 to $1,866,408 compared to $1,446,725 in 2008, mainly due to increase in claim fees, utilities and mine site care and maintenance expenditures.  Exploration costs for the third quarter of 2009 decreased by $1,819,744 to $2,530,859 as compared to $4,350,603 for the same period of 2008, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada which was partially offset by decreased exploration at Tonkin area projects in Nevada and in Mexico.

Total stock option expense in the 2009 period increased to $288,965 compared to $188,895 for the same period of 2008, reflecting a lower number of forfeitures in 2009.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended September 30, 2009 decreased to $169,067 compared to $213,545 in the same period of 2008.  Interest income in the 2009 period decreased to $20,725 compared to $168,803 in 2008, reflecting lower average levels of interest-bearing deposits during the 2009 period as well as lower interest rates.  During the third quarter of 2009, we recorded a foreign currency exchange gain of $1,181,388, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Total loss on sale of assets for the three months ended September 30, 2009 was $343,702 compared to nil in the same period of 2008.  During the quarter ended September 30, 2009, we sold certain heavy mining equipment from our Mexico operation with a net book value of $918,398 for proceeds of $582,633, resulting in a loss on disposal of $335,765.

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

•      Our ability to secure permits needed to explore our mineral properties;

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $15,668,610 at September 30, 2009, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $146,000 in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold bullion which is recorded at cost.  Gold prices may fluctuate widely from time to time. Based on our gold holdings of $2,738,845 at September 30, 2009, a 10% reduction in the price of gold would decrease our working capital by approximately $275,000.  At September 30, 2009, this gold bullion had a fair value of $2,823,414.

Foreign Country Risk

Our Magistral Mine and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 6.  Exhibits

The following exhibits are filed with this report:

10.1	Management Services Agreement between US Gold Corporation and 2083089 Ontario Inc. dated November 5, 2009.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: November 6, 2009	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: November 6, 2009	By Perry Y. Ing, Vice President and
Chief Financial Officer