Form 10-K/A
period 2008-12-31
U S GOLD CORP
filed 2010-03-11
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2008 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $175,524,140 based on the closing price of $2.32 per share as reported on the New York Stock Exchange Alternext. There were 80,409,480 shares of common stock outstanding (and 16,266,706 exchangeable shares exchangeable into US Gold Corporation common stock on a one-for-one basis) on March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to amend our report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 13, 2009 (the “10-K”).  The purpose of the Amendment is to file certain exhibits which were not previously filed with the 10-K.  Pursuant to the rules of the SEC, also included are currently dated certifications from the principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this Amendment No. 2.

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

10.1

Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.1, File No. 000-9137)

10.2

First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.2, File No. 000-9137)

10.3

Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.3, File No. 000-9137)

10.4

Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.5, File No. 000-9137)

10.5

Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)

10.6

Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)

10.7

Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)

10.8

Fourteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated December 23, 2008 (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 10.8, File No. 001-33190)

10.9

Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

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

10.15	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137)

10.16	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190)

10.17

Credit Facility Agreement between the Company and Robert R. McEwen dated March 10, 2009 (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 10.17, File No. 001-33190)

10.18

Management Service Agreement between the Company and 2083089 Ontario Inc. dated January 14, 2008 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.25, File No. 001-33190)

*10.19	Employment Agreement between the Company and Ian Ball dated August 1, 2008

*10.20	Employment Agreement between the Company and Stefan Spears dated August 1, 2008

21	Subsidiaries of the Company (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 21, File No. 001-33190)

23.1	Consent of KPMG LLP (Toronto), Independent Registered Public Accounting Firm (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 23.1, File No. 001-33190)

23.2	Consent of KPMG LLP (Denver), Independent Registered Public Accounting Firm (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 23.2, File No. 001-33190)

23.3

Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 23.3, File No. 001-33190)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 32, File No. 001-33190)

*                                         Filed with this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

	By:	/s/ PERRY Y. ING
Dated: March 11, 2010		PERRY Y. ING,
Vice President, Chief Financial Officer

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

10.1

Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.1, File No. 000-9137)

10.2

First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.2, File No. 000-9137)

10.3

Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.3, File No. 000-9137)

10.4

Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.5, File No. 000-9137)

10.5

Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)

10.6

Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)

10.7

Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)

10.8

Fourteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated December 23, 2008 (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 10.8, File No. 001-33190)

10.9

Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

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

10.15	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137)

10.16	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190)

10.17

Credit Facility Agreement between the Company and Robert R. McEwen dated March 10, 2009 (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 10.17, File No. 001-33190)

10.18

Management Service Agreement between the Company and 2083089 Ontario Inc. dated January 14, 2008 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.25, File No. 001-33190)

*10.19	Employment Agreement between the Company and Ian Ball dated August 1, 2008

*10.20	Employment Agreement between the Company and Stefan Spears dated August 1, 2008

21	Subsidiaries of the Company (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 21, File No. 001-33190)

23.1	Consent of KPMG LLP (Toronto), Independent Registered Public Accounting Firm (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 23.1, File No. 001-33190)

23.2	Consent of KPMG LLP (Denver), Independent Registered Public Accounting Firm (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 23.2, File No. 001-33190)

23.3

Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 23.3, File No. 001-33190)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing (incorporated by reference from the Report on Form 10-K dated December 31, 2008, Exhibit 32, File No. 001-33190)

*                                         Filed with this report