Form 10-K
period 2009-12-31
U S GOLD CORP
filed 2010-03-16
CIK 314203

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

US GOLD CORPORATION
(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0796160 (I.R.S. Employer Identification No.)
99 George Street, 3rd Floor, Toronto, Ontario Canada (Address of principal executive offices)	M5A 2N4 (Zip Code)

(866) 441-0690
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NYSE Amex
Title of each class	Name of each exchange on which registered

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $254,186,661 based on the closing price of $2.64 per share as reported on the NYSE Amex. There were 115,662,588 shares of common stock outstanding (and 6,235,265 exchangeable shares exchangeable into US Gold Corporation common stock on a one-for-one basis) on March 10, 2010.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

PART I

ITEM 1.    BUSINESS

History and Organization

        US Gold Corporation ("US Gold," "we," "us," or the "Company") is engaged in the exploration for gold, silver, and other valuable minerals. Our core assets are our interests in several large exploration properties in the State of Nevada and our properties in Sinaloa State, Mexico. We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation. We are currently in the exploration stage and have not generated revenue from operations since 1990.

        In June 2007, we completed three simultaneous acquisitions ("Acquisitions"), significantly increasing our land position in Nevada and adding our Mexican properties as well as a property in the State of Utah. The three companies acquired were: Nevada Pacific Gold Ltd. ("Nevada Pacific"), Tone Resources Ltd. ("Tone") and White Knight Resources Ltd. ("White Knight"), which we refer to as the Acquired Companies. Presently, we hold interests in approximately 260 square miles in the United States, which we refer to as the U.S. and approximately 1,395 square miles in Mexico. We own our properties and operate through various consolidated subsidiaries, each of which is owned entirely, directly or indirectly, by us. References in this report to our company may include one or more of our subsidiaries as the context requires.

Segment Information

        Our operating segments include Nevada and Mexico. See Note 14 to the Consolidated Financial Statements for information relating to our operating segments.

Overview of Business and Properties

        Our objective is to increase the value of our shares through the exploration, discovery, development, and extraction of gold, silver and other valuable minerals. We generally conduct our business as sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives.

        A majority of our Nevada properties, including our Tonkin and Gold Bar properties, are located along the Cortez Trend, in north central Nevada. We also own property, including our Limo property, on the Carlin Trend, which is located east of the Cortez Trend. Our Tonkin property produced gold for a limited period of time from shallow deposits from 1988 to 1990. From early 1991 to early 2005, we had a series of joint venture partners that conducted exploration activities at the Tonkin property. In 2005, the last of these joint venture relationships was terminated, returning to us 100% of the Tonkin property. In 2006, we commenced comprehensive exploration of our Tonkin property in an effort to identify additional mineralized material. In 2007, after the completion of the Acquisitions, we began a comprehensive evaluation of the major land areas acquired in Nevada and identified numerous drilling targets at our Tonkin, Gold Bar, and Limo properties. In 2008 and 2009, we continued to drill various targets on these properties, as well as expand the quantity of known mineralized material at the Gold Bar property in updated technical reports. In 2009, we also developed targets for future drilling on our Battle Mountain Complex properties which are located at the north end of the Cortez trend.

        Our primary properties in Mexico include the El Gallo Project, the Magistral Mine Property, and the Palmarito Project, in addition to large amounts of unexplored land. The El Gallo Project, located approximately 4 miles to the northwest of the Magistral Mine, has become the primary focus of our exploration efforts in Mexico. We made the El Gallo silver discovery in the second half of 2008 as a result of a regional exploration program that we were conducting on targets surrounding the Magistral

Mine. In 2009, we significantly expanded the known area of mineralized material at El Gallo through drilling and began the permitting process to significantly expand our exploration efforts in 2010. The Magistral Mine Property, located in Sinaloa State, consists of approximately 38 square miles of mineral concessions, plant and equipment. The mine operated and produced approximately 70,000 ounces of gold from 2002 to 2005, before it was placed on care and maintenance status in 2006 due to higher than anticipated operating costs and a lack of operating capital when gold prices were approximately $400 per ounce. Inclusive of the foregoing, we control mineral concessions of approximately 1,395 square miles located in the Mexican states of Sinaloa and Nayarit.

        Our principal executive office is located at 99 George Street, 3rd Floor, Toronto, Ontario, Canada M5A 2N4 and our telephone number is (866) 441-0690. We also maintain offices in Elko and Reno, Nevada and Guamuchil, Mexico. Our website is www.usgold.com. We make available our periodic reports and press releases on our web site. Our common stock is listed on the NYSE Amex and on the Toronto Stock Exchange (TSX), each under the symbol "UXG." Our warrants are listed on the TSX under the symbol "UXG.WT".

        In this report, opt represents ounces per ton, gpt represents grams per tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square. All of our financial information is reported in U.S. dollars, unless otherwise noted.

Developments During 2009

        During 2009, we continued our multi-year exploration and evaluation program at our Nevada properties and significantly increased our focus on our Mexican properties subsequent to the El Gallo discovery in 2008. Total exploration costs for the year were $8.2 million with $4.8 million spent in Nevada and $3.4 million spent in Mexico, compared to $10.8 million in 2008 with $5 million and $5.8 million for Nevada and Mexico respectively.

        Exploration targets drilled in Nevada during the year included a number of targets on the Tonkin and Gold Bar properties, each on the Cortez Trend, and targets at the Limo property on the Carlin Trend. Also, we completed an update of the estimate of mineralized material for the Gold Bar properties prepared in compliance with the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101 and an initial NI 43-101 compliant mineralized material estimate at the Limo properties.

        Mexico exploration efforts during the first half of 2009 focused on expanding the size of the El Gallo project. Primary exploration activities consisted of core and conventional rotary drilling and geochemical surface sampling. Our focus at El Gallo during the second half of the year was on completion of environmental studies and the permitting process to drill on a significantly expanded area around the initial discovery. Applications for two key permits were submitted to local authorities in July 2009. The permit for a Land Use Change was subsequently approved on November 27, 2009 and the second permit relating to an Environmental Impact Study was approved on December 15, 2009. While the environmental and permitting work was being completed, we continued to carry out prospecting activities in the El Gallo/Magistral region and also initiated planning for an extensive drill program at El Gallo in anticipation of the permits being received. Renewed drilling began in January 2010. During 2009, we also completed the first phase of metallurgical testing at El Gallo and initiated the second phase of such testing, including tests to help determine the viability of using a heap leach recovery process. Results are expected to be released during the second quarter of 2010.

        As the Company is now focusing on the most prospective properties from the Acquisitions, in 2009 we began the process of rationalizing the lowest priority exploration areas by allowing those claims to lapse as they come due. Accordingly, we recorded a write-off of long lived assets for 2009 of $16.6 million of which $15.8 million related to our Nevada mineral property interests. The remainder of the write-off was due to an impairment charge recorded for mobile mining equipment in Mexico.

        In order to fund our continued exploration programs, we successfully completed a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators. In May 2009, we issued 25.15 million shares of common stock at a price of $2.00 per share (before the underwriters' commissions and expenses). This provided the Company with net cash of $46.3 million and we ended 2009 with working capital of $42.5 million.

Competitive Business Conditions

        We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the U.S., Mexico, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

        Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

General Government Regulations

United States

        Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to our U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        Land Ownership and Mining Rights.    The Tonkin Springs property is situated on lands owned by the United States (Federal Lands). On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, we have the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

        Mining Operations.    The exploration of mining properties and development and operation of mines is governed by both federal and state laws. The Tonkin Springs property is administered by the United States Department of the Interior, Bureau of Land Management, which we refer to as the BLM. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, including the Tonkin Springs property, are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The Nevada Department of Environmental Protection, which we refer to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada property. Local jurisdictions (such as Eureka County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Environmental Law:    The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

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

        During the month of May of each year, the concessionaire must file with the General Bureau of Mines, the work assessment reports made on each concession or group of concessions for the preceding calendar year. The Regulations of the Mining Law provides tables containing the minimum investment amounts that must be made on a concession. This amount is updated annually in accordance with the variation of the Consumer Price Index.

        Mexican mining law does not require payment of finder's fees or royalties to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey. None of the claims held by any subsidiaries of US Gold are under such a discovery premium regime. However, the PRI, which is the main opposition party in Mexico, with the support of other opposition parties, has introduced in the Chamber of Deputies a 4% mining royalty on production. The opposition parties collectively have a majority in both the Chamber of Deputies and the Senate, with the governing PAN a minority. The opposition numbers are sufficient (over 2/3) to override a Presidential veto in the Chamber but not in the Senate. To date, the Government has been silent on the royalty proposal.

        There are no limitations on the total amount of surface covered by mining concessions.

  Environmental Law

        The Environmental Law in Mexico called the General Law of Ecological Balance and Protection to the Environment ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Proteccion al Ambiente (PROFEPA).

        The primary laws and regulations used by the State of Sinaloa in order to govern environmental protection for mining and exploration are: the General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms ("NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a number of factors including the type of vegetation and trees impacted by proposed activities.

Employees

        As of March 10, 2010, we had 110 employees including 10 employees based in the U.S., 10 in Canada and 90 in Mexico. All of our employees based in Canada work in an executive or administrative position, while our employees in the U.S. and Mexico include geologists, environmentalists, information technologists, and office administrators. None of our employees are covered by union labor contracts and the Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

ITEM 1A.    RISK FACTORS

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

        We have incurred substantial losses since our inception in 1979 and may never be profitable.    Since our inception in 1979, we have never been profitable and we have not generated revenue from operations since 1990. As of December 31, 2009, our accumulated deficit was approximately $298 million (including a non-cash expense of approximately $52 million related to derivative instrument accounting in the year ended December 31, 2006, a non-cash expense of approximately $107 million related to impairment of the Company's goodwill, all of which was related to the Acquired Companies, in the year ended December 31, 2008, and a non-cash expense of approximately $17 million related to the write-off of long-lived assets in the year ended December 31, 2009). To become profitable, we must identify additional mineralization and establish economic reserves on our properties, and then either develop our properties or locate and enter into agreements with third party operators. It could be years before we receive any revenues from production, if ever. We may suffer significant additional losses in the future and may never be profitable. We do not expect to receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

        The feasibility of mining any of our properties has not been established, meaning that we have not completed sufficient exploration or other work necessary to determine if it is commercially feasible to develop any of our properties.    We are currently an exploration stage company. We have no proven or probable reserves on our properties as defined by U.S. law. A "reserve," as defined by regulation of the Securities and Exchange Commission ("SEC"), is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to any of our properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our properties.

        The mineralized material identified on our properties does not and may never have demonstrated economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining on our Tonkin or Magistral properties or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may suffer, and you may lose some or all of your investment.

        There are significant differences in U.S. and Canadian practices for reporting reserves and resources.    Our estimates of mineralized material have been prepared in accordance with standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101, commonly known as NI 43-101. These standards are different from the standards generally permitted to report reserve and other estimates in reports and other materials filed with the SEC. Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. Under SEC rules, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Canadian regulations permit disclosure of "contained ounces", however, the SEC only permits issuers to report "mineralized material" in tonnage and grade without reference to unit measures. Accordingly, information concerning descriptions of mineralization contained in our public filings may not be comparable to information made public by other U.S. companies subject only to the U.S. reporting and disclosure requirements of the SEC.

        Historical production of gold at our Tonkin or Magistral properties may not be indicative of the potential for future development or revenue.    Historical production of gold from our Tonkin property came from relatively shallow deposits, in very limited quantities and for a very limited period of time. We commenced exploration of deeper zones of our Tonkin property in 2006 in an effort to identify additional mineralized material, and recently have identified priority exploration drilling targets on our Tonkin, Gold Bar and Limo properties in Nevada. In Mexico, the Magistral Mine produced gold from 2002 through 2005, but it was shut down in 2006 and is currently held by us on a care and maintenance basis. In recent years, we increased our expenditures for exploration for our Mexico properties in and around the Magistral Mine. However, due to uncertainties associated with exploration, including variations in geology and structure, there is no assurance that our efforts will be successful or that prior drilling results are reflective of additional or economically developable deposits. Investors in our securities should not rely on our historical operations as an indication that we will ever place any of our mining properties into commercial production again.

        We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.    Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our properties, to develop metallurgical processes to extract metal or to develop the mining and processing facilities and infrastructure at any of our properties or mine sites. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we do locate commercially mineable material or decide to put one or more of our properties into production, we may be required to upgrade our processing facility at the Magistral Mine or the Tonkin property or construct new facilities. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and other precious metals. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties.

        The figures for our estimated mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.    Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until ore is actually mined and processed, mineralized material and grades of mineralization must be considered as estimates only.

        These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

  •
  these estimates will be accurate;

  •
  mineralization estimates will be accurate; or

  •
  this mineralization can be mined or processed profitably.

        Any material changes in mineral estimates and grades of mineralization will affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered in large-scale tests under on-site conditions or in production scale.

        The estimates contained in our public filings have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

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

        Fluctuating gold and silver prices could negatively impact our business.    The potential for profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold and silver. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond the control of any mining company. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded Funds, global or regional political, economic or banking crises, and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

        The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix.

Average Annual Market Price of Gold and Silver (per oz.)

Mineral	2005	2006	2007	2008	2009
Gold	$445	$604	$696	$872	$972
Silver	$7.32	$11.54	$13.38	$14.99	$14.67

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

        Our continuing reclamation obligations at the Tonkin property and other properties could require significant additional expenditures.    We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin property. We have posted a bond in the amount of the estimated reclamation obligation at the Tonkin project. We are required to submit a mine closure plan to the BLM for the Tonkin property during the fourth quarter of 2010. There is a significant risk that our bonding requirements will increase subsequent to the submission of the closure plan. We have not posted a bond in Mexico, as none is required. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

        Legislation has been proposed that would significantly affect the mining industry.    Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

        On March 1, 2010, Nevada's State Assembly and Senate passed Assembly Bill No. 6 ("AB6") which sought to balance the state budget by reducing expenditures and increasing certain fees. Among those fee increases was a one-time fee payable in conjunction with the annual filing of an affidavit of the work performed on or improvements made to a mining claim, or an affidavit of the intent to hold a mining claim with a tiered fee structure applied for holders of 11 or more claims. The fee ranges from $70 per claim for holders of 11 to 199 claims up to $195 per mining claim for holders of 1,300 or more claims as of the date of filing. The Company is still reviewing the potential impact of this bill, however, as one of the state's largest claim holders, US Gold and its subsidiaries in the state would have to pay approximately $1.6 million due to this fee on or before June 1, 2011, based on the number of claims held at December 31, 2009. As of March 10, 2010, AB6 has not been signed by the Governor.

        In Mexico, the PRI, which is the main opposition political party, with the support of other opposition parties, has introduced in the Chamber of Deputies a 4% mining royalty on production. The opposition parties collectively have a majority in both the Chamber of Deputies and the Senate, with the governing PAN party a minority. The opposition numbers are sufficient (over 2/3) to override a Presidential veto in the Chamber but not in the Senate. To date, the Government has been silent on the royalty proposal.

        A significant portion of the lode claims comprising our Tonkin property are subject to a lease in favor of a third party which may expire in 2011 and which provides for a 5% royalty on production.    A total of 372 of our mining and millsite claims at the Tonkin property are subject to this lease. The lease requires annual payments of $187,500 or 568.75 ounces of gold, whichever is greater, and payment of a royalty of 5% of the gross sales price of gold or silver from the property before deduction of any expenses from the gross sales price. The term of this lease expires January 1, 2011 and can be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. This lease covers a portion of the claims in the mine corridor where most of our mineralized material relating to the Tonkin project has been identified. In the event the lease is not extended and/or we are unable to purchase the claims from the owner, we may be forced to forfeit the underlying claims, which in turn may adversely affect our ability to explore and develop the property. If we are successful in identifying sufficient mineralization to warrant placing the property into production, we will be obligated to pay the leaseholder a royalty of 5% of the production. The payment of this royalty, together with other royalties payable to third parties in respect of certain claims, will reduce our potential revenue.

        Gain recognized by non-U.S. holders and non-U.S. persons holding any interest in the Company other than solely as a creditor (including, for example, convertible debt) on the sale or other disposition of our securities may be subject to U.S. federal income tax.    We believe that we currently are a "United States real property holding corporation" under section 897(c) of the Internal Revenue Code, or USRPHC, and that there is a substantial likelihood that we will continue to be a USRPHC. Generally, securities (other than securities that provide no interest in a corporation other than solely as a creditor) issued by a corporation that has been a USRPHC at any time during the preceding five years (or the non-U.S. holder's holding period for such securities, if shorter) are treated as United States real property interests, or USRPIs, and gain recognized by a non-U.S. holder on the sale or other disposition of securities is subject to regular U.S. federal income tax, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. There are, however, certain exceptions pursuant to which our securities may not be treated as USRPIs provided that our common stock is "regularly traded" on an "established securities market." Under one such exception, shares of our common stock will not be treated as USRPIs in the hands of a non-U.S. holder provided that such non-U.S. holder has not owned or been deemed to own (directly or under certain constructive ownership rules) more than 5% of the common stock at any time during the 5-year period ending on the date of the sale or other taxable disposition. Under any exception, classes of our securities other than common stock will not generally be treated as USRPIs in the hands of a non-U.S. holder provided that, on the date such security was acquired by the non-U.S. holder, it had a fair market value not greater than the fair market value on that date of 5% of our common stock (or, under certain circumstances, the value, if lower, of 5% of any other regularly traded class of our stock, which may possibly include the exchangeable shares of our subsidiary, US Gold Canadian Acquisition Corporation ("Canadian Exchange Co.")). If gain recognized by a non-U.S. holder from the sale or other disposition of our common stock or other securities is subject to regular income tax under these rules, the transferee of such common stock or other securities may be required to deduct and withhold a tax equal to 10 percent of the amount realized on the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the non-U.S. holder for the year in which the sale or other disposition occurs.

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

        We do not insure against all risks to which we may be subject in our planned operations.    While we currently maintain insurance to insure against general commercial liability claims, we do not maintain insurance to cover all of the potential risks associated with our operations. Certain of our exploration properties such as Gold Bar and Limo have no existing infrastructure for which we insure, and we do not insure our limited physical assets at the Magistral Mine or Tonkin property. For example, we do not have insurance on the mill at our Tonkin property nor the mine assets associated with the Magistral property and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

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

        We are required to annually evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.    Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

        The acquisition of the Acquired Companies has and may further result in the issuance of a significant amount of additional US Gold common stock which may in turn depress the trading price of our stock or other securities.    The acquisition of the Acquired Companies resulted in the issuance of approximately 42,968,830 exchangeable shares of Canadian Exchange Co., each of which is convertible into shares of our common stock on a one-for-one basis. As of December 31, 2009, 15,355,122 exchangeable shares remain outstanding. If all of those exchangeable shares were converted into common stock, it would represent an increase in the outstanding shares of US Gold common stock as of December 31, 2009 of approximately 14%. The conversion of the remaining outstanding exchangeable shares could depress the trading price of our common stock.

        The exercise of outstanding options and warrants and the future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.    As of March 10, 2010, we had outstanding options and warrants to purchase a total of 12,203,500 shares of our common stock, which if completely exercised, would dilute existing shareholders' ownership by approximately 10%, assuming all exchangeable shares not held by US Gold or our subsidiaries are exchanged for an equivalent amount of our common stock. Under certain circumstances, our Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock.

        Our stock price may be volatile and as a result you could lose all or part of your investment.    In addition to volatility associated with publicly traded securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  •
  changes in the worldwide price for gold and/or silver;

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

        A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our chairman and chief executive officer, Robert McEwen, beneficially owns approximately 21% of our common stock as of March 10, 2010 (assuming all exchangeable shares not held by US Gold or our subsidiaries are exchanged for an equivalent amount of our common stock). Under our Articles of Incorporation and the laws of the State of Colorado, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, this individual will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Introduction

        Throughout 2009, we continued to hold a 100% interest in the historic Tonkin property and have begun the process of rationalizing the Nevada Pacific, White Knight and Tone properties acquired in 2007. Our total Nevada land position consists of approximately 260 square miles (673 sq. km), of which approximately 199 square miles (515 sq. km) are located on the Cortez Trend. We also continued to hold approximately 1,395 square miles (3,613 sq. km) of mineral rights in Mexico, including the Magistral Gold Mine located in the state of Sinaloa, Mexico.

        The following table summarizes the U.S. land position of our company as of December 31, 2009:

Complex Summary	Claims	Approx Sq. Miles
Tonkin Complex	3,100	93.12
Gold Bar Complex	2,310	72.36
Limo Complex	1,392	44.04
Battle Mountain Complex	1,118	33.72
Other United States Properties	464	16.35

Total	8,384	259.59

        The following Nevada trend map and property location map is presented to generally indicate the location of the trends and our properties:

        For purposes of organizing and describing our exploration efforts in the United States, we have grouped our properties into four complexes, the Tonkin Complex, the Gold Bar Complex, the Limo Complex and the Battle Mountain Complex. Mineral properties outside these areas and where limited exploration work has been performed by us to date are grouped as "Other United States Properties". Certain properties are subject to certain royalty and earn-in rights. Please see the "Other United States Properties" section below for further information.

        In addition to the above-mentioned U.S. properties, we acquired mineral concessions in Mexico from our acquisition of Nevada Pacific in 2007, including the Magistral Mine. The Magistral Mine is located in northwestern Mexico, within Sinaloa state, Mocorito Municipality, Mexico. In addition to the Magistral Mine complex of approximately 38 sq. miles (98 sq. km), we acquired exploration concessions consisting of approximately 1,513 sq. miles (3,919 sq. km) located in the Mexican states of Sinaloa, Nayarit and Durango. In 2009, we began a closer examination of our Mexico properties and as a result we released our concessions in the state of Durango. In aggregate, we currently own an interest in approximately 1,395 sq. miles (3,613 sq. km) of mineral concessions in Mexico.

        The following map illustrates the general location of the Magistral Mine and our mineral concessions in Mexico:

Sinaloa
Chihuahua
REBECA
MAGISTRAL DISTRICT
Magistral Mine
Guasave
Guamuchil
Durango
Culiacan Rosales
CARINA
Victoria De Durango
Mazatlan
EL TULE
CALDERA RUIZ
Nayarit
Tepic
USA
Pacific Ocean
Mexico City
0 265 530 Miles
0 260 520 1,040 Km
US Gold Mexico Mineral Concessions
Magistral Mine
US Gold Concessions
Highways
N
0 15 30 60 Km
0 20 40 Miles

Tonkin Complex

        Overview.    The Tonkin Complex includes our historic Tonkin property, together with additional properties and interests acquired in 2007. The Tonkin Complex is divided functionally into five areas: the Mine Corridor, Tonkin North, Patty, Keystone, and Tweed. The Tonkin Complex represents our largest holding in the State of Nevada at approximately 93 sq. miles (241 sq. km).

        Location.    The Tonkin Complex is located on the Cortez Trend, approximately 48 miles (77 km) by road northwest from Eureka, Nevada, 85 miles (137 km) by road southwest from Elko and 245 miles (394 km) by road east from Reno. The nearest commercial airport is located in Elko.

        Infrastructure.    The Tonkin Complex includes a mine site from operations in the 1980's with several small open pits, stockpile areas, plant and established infrastructure. In 1988 and 1989, an integrated carbon-in-leach bacterial oxidation plant was built. The plant and associated infrastructure was decommissioned and put on care and maintenance in June 1990, but apart from the SAG mill, which has been removed, it is complete and we believe it is in relatively good condition. The existing infrastructure also includes a water supply, water storage and distribution, sewage disposal, trailer park, fuel storage and distribution, grid and emergency power supply and distribution. Electrical power is supplied via existing 64kV power lines and a substation on the property. The power lines and substation are owned and maintained by Sierra Pacific Power Company. Existing facilities include an administration building, truck shop, assay laboratory, mill building, warehouse, and plant maintenance shop.

        History.    We obtained the first claims which now comprise the Tonkin Complex in 1985. Between 1985 and 1988, we produced approximately 26,000 ounces of gold from the heap leach operation from about 871,000 tons of ore.

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

        Recent Exploration.    The following table summarizes drilling at our Tonkin Complex during 2008 and 2009:

	2008	2009
Total Footage	6,785	4,890
Number of Holes	14	3
Reverse Circulation drilling (ft.)	5,235	4,890
Core drilling (ft.)	1,550	0

        As noted in the previous table, drilling on the Tonkin Complex for 2009 totaled 4,890 ft. (1,490 m) in three reverse circulation drill holes. Additional exploration efforts at the Complex included geologic mapping and sampling. The objective of the 2009 program at the Tonkin Complex was to explore for feeders to the known mineralization in the North Mine Corridor area, testing new targets adjacent to the known mineralization identified through our three-dimensional modeling completed in 2008.

        The following graphic depicts the Tonkin Complex:

        During 2008, a technical report completed on the Tonkin property concluded that mineralized material totals 35.6 million tons with an average grade of 0.041 oz gold/ton. Mineralized material cutoff grades were 0.018 oz gold/ton for sulfide and 0.012 oz gold/ton for oxide. This report provides a technical summary of the existing exploration and development activities and results, and the mineral potential of the Tonkin property. It was prepared in accordance with the standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum. As a company listed on the Toronto Stock Exchange, we are required to comply with NI 43-101, which requires the preparation of a technical report and includes estimates of potential mineral resources for further targeted exploration disclosed pursuant to the applicable provisions of NI 43-101. However, U.S. reporting requirements for disclosure of mineral properties are governed by the SEC and included in the SEC's Securities Act Industry Guide 7 entitled "Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations" ("Guide 7"). NI 43-101 and Guide 7 standards are substantially different. For example, the SEC only permits the disclosure of proven or probable reserves, which in turn, requires the preparation of a feasibility study demonstrating the economic and legal feasibility of mining and processing the mineralization. We have not received a feasibility study with regard to our Tonkin property and therefore the Tonkin property has no "reserves" as defined by Guide 7. We cannot be certain that any part of the mineralized material at the Tonkin property will ever be confirmed or converted into Guide 7 compliant "reserves". U.S. investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that any of the mineralized material can be economically or legally extracted.

        The 2009 exploration program at Tonkin was directed by in-house three-dimensional modeling that utilized surface geology, surface geochemistry, drill hole geochemistry, drill hole geology, drill hole and surface structure, and geophysical surveys. The program consisted of three reverse circulation drill holes totaling 4,890 feet (1,490 m) that tested three separate targets in the north area. Although none of these holes intersected ore grade mineralization, two contained weakly anomalous gold mineralization

(30-245 ppb) with anomalous pathfinder elements. The significance of this mineralization is currently being evaluated.

        Geology.    The geology of the Tonkin Complex area is complicated. The primary host for mineralization is the Cambro-Ordovician Hales Formation, which consists of sandy limestones, siltstones, shales, and greenstones in the Mine Corridor area. These rocks are in apparent structural contact with Ordovician rocks of the Vinini Formation, Devonian Slaven Chert, Devonian McColley Canyon Formation and the Devonian Devils Gate Limestone. This assemblage has been intruded locally by Tertiary porphyritic dacite and andesite dikes. All rocks east and west of the Mine Corridor are overlain by Tertiary volcanic rocks. Gold mineralization is found in all of the rock types of the Hales Formation, Slaven Chert, and McColley Canyon Formation, as well as at the contact between internal units. Spotty gold occurs in other units in the Mine Corridor, but it has not been recorded in economic amounts to date.

        Patty Project.    The Tonkin Complex also includes the Patty Project, in which the Company holds a non-operating minority interest (30%) and where Barrick Gold U.S. Inc. ("Barrick") is manager and holds a 60% interest and the remaining 10% is owned by Chapleau Resources Ltd. The Patty Project is a large property (approximately 18.1 sq. miles) located in the northeast portion of the Tonkin Complex and consists of 544 unpatented mining claims. The 2009 exploration program expenditures totaled approximately $225,777, of which our portion was $67,733. In November 2009, Barrick informed us that it intended to cease management of the exploration program. An amendment to the joint venture agreement would need to be executed should that occur.

        In addition to exploration conducted during 2009, we completed the reclamation of certain access roads, and other existing disturbed areas at the Tonkin Complex.

        The mineral interests included in the Tonkin Complex are set forth in the following table:

Tonkin Complex Properties	Trend/Location	Claims	Approx Sq. Miles
US Gold's Historic Tonkin Property	Cortez	1,478	43.06
Cornerstone	Cortez	156	4.61
Keystone	Cortez	371	9.91
Fye Canyon	Cortez	345	11.03
Pat Canyon	Cortez	178	5.49
Patty	Cortez	544	18.12
South Keystone	Cortez	28	0.90

Total		3,100	93.12

        We generally hold mineral interests in the Tonkin Complex through unpatented mining and mill site claims, leases of unpatented mining claims, and joint venture and other agreements. Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the BLM, and to the counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations which must be met include obtaining and maintaining necessary regulatory permits, and lease and option payments to claim owners.

        Tonkin North.    The 372 claims covering the area of the property known as Tonkin North are owned by unaffiliated parties and held by us under a lease agreement. The term of this lease expires January 1, 2011 and may be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. We believe that current and past exploration are sufficient to hold the lease and the Company has a significant carry-forward work commitment balance.

        The lease requires payment of an annual advance royalty in the amount of $187,500 or the value of 568.75 ounces of gold, whichever is greater, due in January of each year. The lease also requires payment of production royalties of 5% of the gross sales price of gold or silver but provides for recapture of annual advance royalties previously paid. The existing balance of the advance royalties paid by us, after taking into account the January 2010 payment, is approximately $5.03 million, meaning that we would not be required to pay any production royalties until we produced approximately $101 million of gross revenue from the leased claims. Our interests in other claims included in the Tonkin Complex are subject to royalties ranging from 1% to 2% of any production from those claims.

        Cornerstone Property Lease.    The Company holds an interest in the Cornerstone property (106 claims) pursuant to a mining lease made effective as of May 25, 2004 (the "Lease") which extends for a period of 10 years and is renewable in 5-year increments to a maximum term not exceeding 99 years, subject to certain conditions. The lessor has a sliding-scale gross production royalty of 3-4% of gross production in respect to gold and silver, as well as other royalties on other valuable materials. The Lease requires annual minimum advance royalty payments of the greater of $50,000 or the dollar equivalent of 130 ounces of gold. In addition, the Lease requires annual work expenditures of $50,000. We believe that current and past exploration are sufficient to hold the lease and the Company has a carry-forward work commitment balance.

Gold Bar Complex

        The Gold Bar Complex is located south of the Tonkin Complex on the continuation of the Cortez Trend. The Gold Bar Complex is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 miles (48 km) northwest of the town of Eureka. The Complex may be accessed by traveling approximately 26 miles (42 km) west of Eureka on U.S. Highway 50, 17 miles (27 km) north on county-maintained and graded Three Bar Road. Several unimproved dirt roads lead from there up into the project area.

        The following graphic depicts the Gold Bar Complex:

        An updated technical report completed to NI 43-101 standards was completed for the Gold Pick-Gold Ridge Project by Telesto Nevada Inc. in April 2009. This report concludes that the Gold Pick-Gold Ridge property contains mineralized material of 21,482,600 tons at an average grade of 0.032 oz gold/ton. During 1991 to 1994, a total of 2,079,000 tons of ore averaging 0.074 oz gold/ton were recovered by a former owner of the property, producing 133,865 ounces of gold.

        The Telesto report is based on 1,369 drill holes from historic Atlas drilling programs, 19 holes drilled in 2005-2006 by White Knight Resources Ltd., and 20 holes drilled by the Company in 2008. Seven of the 1,369 historic Atlas holes were drilled using diamond drill core and the rest were drilled using reverse circulation. A set of east-west cross sections was created at 30-meter intervals incorporating updated lithology and alteration features along with 3D modeling techniques. Geologic parameters and gold grades were plotted on the sections. Geologic and structural data from surface mapping was transferred to the sections. Geologic boundaries were rectified between sections and then gold envelopes were drawn to constrain interpolation of grades in the block model. Blocks within the mineral envelopes were assigned to either oxide or reduced categories. The 2009 exploration drilling discussed below was conducted subsequent to preparation of the technical report, so the 2009 drill results were not incorporated in the technical report.

        The updated technical report also included an estimate for the Cabin Creek Project located just east of the Gold Pick-Gold Ridge Project. The report concludes the Cabin Creek Property contains mineralized material of 3,174,000 tons at an average grade of 0.024 oz gold/ton. No mining has been done on the Cabin Creek Project. Modeling the Cabin Creek estimate employed essentially the same procedures described above for the Gold Pick-Gold Ridge estimate. The Cabin Creek estimate is based on 165 reverse circulation drill holes.

        The following table summarizes drilling at our Gold Bar Complex during 2008 and 2009:

	2008	2009
Total Footage	14,375	71,510
Number of Holes	20	109
Reverse Circulation drilling (ft.)	14,375	71,510

        Exploration drilling at the Gold Bar Complex in 2009 totaled approximately 71,510 ft. (21,796 m) in 109 reverse circulation drill holes that were focused on extensions to the Gold Pick-Gold Ridge and Cabin Creek mineralization. Geologic mapping and geochemical sampling were also conducted on the property. Exploration drilling was guided by the detailed cross-sections that were constructed to define mineralization during preparation of the mineralized material analysis.

        The 2009 drilling focused on these trends and continued to expand the gold mineralization. The best intercepts from this drilling are shown below:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
GB48	0.085	2.9	150	45.7
Including	0.251	8.6	25	7.6
GB68	0.070	2.39	105	32
Including	0.195	6.67	15	4.6
GB70	0.065	2.24	120	36.6
GB98	0.068	2.33	60	18.3

        The Gold Pick-Gold Ridge area occurs on the Battle Mountain-Eureka mineral belt in a large window of lower-plate carbonate rocks surrounded by upper-plate rocks. The lower-plate carbonates at Gold Pick-Gold Ridge consist of an east-dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, and Devonian Devils Gate Limestone (from oldest to youngest). Northwest-trending and northeast-trending structures cut the area; the Gold Pick mineralization is localized in an apparent northwest-trending horst of McColley Canyon Formation which is cut by a series of northeast-trending structures.

        Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation when it is adjacent to apparent feeder structures. Gold Pick-Gold Ridge is "Carlin-Type" sediment-hosted gold mineralization with typical associated alteration (decalcification, silicification) and trace elements (antimony, arsenic, mercury, and barium).

        Three-dimensional modeling by our geologists has led to the identification of an unconformity (erosional surface) between the basement and gold host rocks at the Gold Bar Project. Channels in this unconformity were filled with porous limestone, which then acted as preferred pathways for gold mineralization. Most of the gold mineralization in the Gold Pick-Gold Ridge area occurs in the porous limestones above these channels. Additional channels in this area are also targets for exploration in 2010.

        Exploration in 2009 was conducted under various BLM Notices of Intent. All disturbances were reclaimed as per BLM regulation.

        Mineral interests included in the Gold Bar Complex are set forth in the following table:

Gold Bar Complex Properties	Trend/ Location	Claims	Approx Sq. Miles
Benmark	Cortez	100	1.99
Celt	Cortez	638	20.08
Cottonwood	Cortez	216	6.81
Gold Bar Horst	Cortez	183	5.71
Gold Pick	Cortez	32	1.00
Goldstone	Cortez	142	4.42
Hunter	Cortez	60	1.72
Ian	Cortez	56	1.78
McClusky Pass	Cortez	243	7.82
RCN	Cortez	76	2.37
South Cabin Creek	Cortez	87	2.34
Tonkin Summit	Cortez	186	5.68
Gold Bar North	Cortez	19	0.59
Kobeh	Cortez	133	4.30
Roberts Creek	Cortez	54	3.02
Vermouth	Cortez	85	2.73

Total		2,310	72.36

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

        When the Limo Property was acquired in 2007, it was a large, 30 sq. mile (78 sq. km) property with historic production of approximately 93,000 ounces of gold. With additional claim staking in 2007 and 2008, the property position now totals approximately 44 sq. miles (114 sq km). We consider this property to be highly prospective. Gold mineralization has been identified in numerous places along the 15 mile (24 km) length of the property.

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

        The following graphic depicts the Limo Complex:

        A technical report compliant with NI 43-101 standards was completed on the Limo Project by Telesto Nevada Inc. in July 2009. This report concludes that the Resurrection Ridge/Golden Butte area of the Limo property contains mineralized material of 8,969,000 tons at an average grade of 0.023 oz gold/ton.

        The Telesto report is based on 680 drill holes from historic drilling programs by Amselco, Alta Bay, Kennecott and others and 32 holes drilled by us in 2007. Sets of east-west and north-south cross sections were created at 30-meter intervals. Geologic parameters and gold grades were plotted on the sections. Geologic and structural data from surface mapping were transferred to the sections. Geological boundaries were rectified between sections and then gold envelopes were drawn to constrain interpolation of grades in the block model.

        Exploration drilling at the Limo Property in 2009 totaled approximately 14,220 ft. (4,334 m) in 20 reverse circulation drill holes. The drilling was focused on two new targets outside the existing mineralization.

        Recoveries from historic mining and preliminary metallurgical tests conducted on 2007 drill core indicate that mineralization at the Limo Complex is primarily oxide in nature and amenable to current heap-leach technology.

        The mineral interests controlled by us in the Limo property consist of 1,392 contiguous claims that cover approximately 44 square miles (114 sq km). The land package extends for about 15 miles (24 km), and covers much of the western side of the southern Cherry Creek Range.

        The Limo Property was previously subject to a joint venture between Nevada Pacific and Newmont Gold Company ("Newmont"), and in March 2003, Nevada Pacific acquired Newmont's interest in return for a sliding scale (1.5% to 2.5%) net smelter return royalty on all production from the property and from any claim acquired by Nevada Pacific within one mile of the property, with an advance payment to Newmont of $1 million to be made at the commencement of commercial production and credited against future royalty payments. Newmont has subsequently assigned this royalty interest to Franco-Nevada Corporation.

        In 2008, we submitted to the BLM a Plan of Operation that proposed a drill program within the project area. The Plan requested an additional 72 acres of disturbance that was yet to be determined on a site-specific basis. The Plan of Operation was approved and a reclamation bond was submitted to, and accepted by, state and federal regulatory authorities.

        In 2009, an amendment to the Plan of Operation proposing approximately two acres of site-specific disturbance in the project area was approved by regulatory authorities. The approved site-specific acreage reduces the surplus bonded acreage to approximately 70 acres.

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

        The following graphic depicts the Battle Mountain Complex:

        Exploration drilling will be initiated in early 2010 on the Valmy and Hits projects in the Battle Mountain Complex.

        The general exploration model for the Battle Mountain Complex is Carlin-style mineralization contained in structurally-controlled, intrusive-related, quartz-adularia-sericite, low-sulfidation deposits, and/or skarn mineralization.

        The mineral interests included in the Battle Mountain Complex are set forth in the following table:

Battle Mountain Complex Properties	Trend/ Location	Claims	Approx Sq. Miles
BMX	Cortez	483	16.40
Timber Creek (includes Hits)	Cortez	311	9.98
Valmy	Cortez	181	2.91
Slaven Canyon	Cortez	68	2.01
Fish Creek	Cortez	75	2.42

Total		1,118	33.72

Other United States Properties

        Through the acquisitions completed during 2007, we acquired a number of mineral properties in Nevada, some of which are subject to option agreements as discussed further below.

        Mineral interests included in Other Properties are set forth in the following table:

Other United States Properties	Trend/Location	Claims	Approx Sq. Miles
New Pass	Austin-Lovelock	107	3.48
Big Antelope Springs	Austin-Lovelock	24	0.77
South Carlin	Carlin	72	2.01
Squaw Creek	Carlin	151	4.72
Red Ridge	Carlin	67	3.97
Kent Springs	Getchell	10	0.32
Buffalo Canyon	Walker Lane	33	1.08

Total		464	16.35

        Royalty and Earn In Rights.    The mineral properties included in the acquisition of Tone (Roberts Creek, Kobeh, Gold Bar North, South Keystone, Big Antelope Springs, Red Ridge, Fish Creek and Kent Springs) are generally subject to a 1% net smelter return royalty interest in favor of KM Exploration Ltd, a Nevada limited liability company. Certain properties (Roberts Creek, Kobeh, Gold Bar North, South Keystone and Big Antelope Springs) are also subject to earn-in rights in favor of Teck Cominco American Incorporated ("Teck"), pursuant to a 2004 Financing and Acquisition Agreement ("Acquisition Agreement"). Pursuant to the Acquisition Agreement, Teck has the right to acquire a joint venture interest in certain of our properties subject to the Acquisition Agreement. In order to acquire a joint venture interest in any property, certain contingencies and benchmarks outlined in the Acquisition Agreement which are intended to benefit a specific property must be satisfied. Such benchmarks include for example: (i) Teck funding certain minimum holding, exploration, and development activities for the property; (ii) Teck arranging financing for the development of the property; and (iii) Teck having feasibility reports prepared for the property. The Acquisition Agreement assigns various equity earn-in percentages in the joint venture to Teck's various levels of expenditures on the property. Depending on the benchmarks and related contractual contingencies satisfied, Teck has an opportunity to acquire a joint venture interest of between 51%-75% of our interest in a maximum of two properties. Teck also has certain first rights of refusal if the Company determines to sell the Red Ridge property. Through December 31, 2009, the required contractual contingencies and benchmarks had not been satisfied to enable Teck to earn a joint venture interest in any of the properties subject to the Acquisition Agreement.

        New Pass and Squaw Creek.    In 2004, White Knight entered into an option agreement on the New Pass and Squaw Creek properties with Consolidated Odyssey Exploration Inc. ("Odyssey") whereby Odyssey may earn an initial 50% interest in each property. To earn this, Odyssey needs to provide cash payments to White Knight of $500,000, 500,000 of its common shares per property (which have been paid) and spend $2,000,000 in exploration expenditures per property over a four-year period. Odyssey may earn an additional 10% interest in each property by financing the completion of a feasibility study. Subsequently, Odyssey assigned all its rights under the option agreement to Bonaventure Enterprises Inc., a Canadian corporation ("Bonaventure") on September 30, 2005. Bonaventure alleges that its exploration expenditures reached the $2,000,000 earn-in mark during 2008 and the parties are currently investigating the formation of the joint venture. According to the original option agreement, Bonaventure will be the operator of the newly formed joint venture. Bonaventure did not complete the requirements to earn an additional 10% interest in the property.

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

        Including the projects discussed above, we currently control mineral concessions of approximately 1,395 sq. miles (3,613 sq. km) located in the Mexican states of Sinaloa and Nayarit. We hold our interests through ownership of Pangea Resources Inc. which in turn holds 100 percent ownership of Compania Minera Pangea S.A. de C.V. ("Minera Pangea"). The titles are granted under Mexican mining law and are issued by Secretaria de Economía, Coordinación General de Mineria, Dirección General de Minas (Dirección de Minas).

        The following map depicts the location of the Magistral Mine Property and the Palmarito and El Gallo projects.

Magistral Mine Property

        The Magistral Mine Property consists of 38 sq. miles (98 sq. km) of mineral concessions located in the Sinaloa state, of northwestern Mexico in Mocorito Municipality. The project is located approximately 62 miles (100 km) by air northwest of the Sinaloa state capital city of Culiacán in the western foothills of the Sierra Madre Occidental mountain range. The project area is located approximately 14 miles (22 km) northeast from the village of Mocorito, approximately 25 miles (40 km)

northeast from the town of Guamuchil, and approximately 93 miles (150 km) southeast from the city of Los Mochis. It is a former producing open pit mining operation, with heap leach processing facilities, that until July 2005, was operating at a production rate of 900,000 ore tonnes per year. Past production came from the San Rafael and Samaniego Hill deposits.

        The mineralization at the Magistral Mine Property is classified as low-sulfidation epithermal gold-silver mineral system. The presence of biotite and K-feldspar, the lack of clay minerals, and the overprint of biotite by chlorite indicate that these veins were formed deep in the epithermal system. The main alteration and assemblages consist of quartz-chlorite/biotite-hematite, and minor sulphides.

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

        The Magistral Mine Property includes infrastructure associated with heap leach operations at the mine site and is currently used as our base for exploration. Infrastructure at Magistral includes offices and process buildings, as well as a heavy equipment maintenance shop and warehouse. An in-house laboratory has the capacity for fire assays along with atomic absorption, and includes a standard metallurgical testing facility. Telecommunications are provided by a microwave system that supplies modern telephone and internet service. The process plant includes a carbon circuit with a capacity of 12 tons of activated carbon. The gold recovery system includes a zinc precipitation circuit. The plant is powered by four 175 kW diesel generators. In 2009, we sold the four CAT 777B haul trucks and five Euclid R-50 trucks due to the age of the equipment for net proceeds of $654,637. The remaining heavy fleet of used equipment includes various loaders, excavators, bulldozers and conventional rotary drills. During 2009, with the assistance of a third party valuator, it was determined that our carrying value of this equipment were greater than the net realizable value. As a result, for the year ended December 31, 2009, we recorded a write-off of long-lived assets of $760,355.

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

        Royalties.    The Repadre Capital Corporation (owned by IAMGOLD Corporation) holds a net smelter return ("NSR") royalty based upon the quantity of gold produced by the project. For production up to 30,000 ounces, a 1.5 percent royalty is due. For production between 30,000 and 350,000 ounces, a royalty of 3.5 percent is required. Above 350,000 ounces the royalty drops to 1 percent. Since the mine has already produced more the 30,000 ounces the 1.5 percent royalty is no longer in effect and all future production up to the 350,000 ounce level will be subject to the 3.5 percent royalty rate.

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

        During 2008, US Gold signed an option agreement to buy 100 percent of a third party concession containing 0.5 sq. miles (1 sq. km) in the Palmarito area. The exercise of the option brought the immediate project area to a total of approximately 3 sq. miles (8 sq. km). The option agreement provides US Gold with the right to purchase the 2 percent NSR royalty for $1 million during the term of option agreement and up to 12 months thereafter.

        Core drilling totaled approximately 1,465 ft. (447 m) in 2009 with the objective of identifying and confirming new mineralized zones. An NI 43-101 compliant technical report was completed at the Palmarito Project by Pincock, Allen & Holt (PAH) in December 2008. The report estimates that mineralized material for the Palmarito Silver Project consists of 3.8 million tonnes of material with an average grade of 70.1 grams silver per tonne and 0.14 grams gold per tonne, using a cut-off grade of 40 grams silver per tonne.

        The estimated mineralization for Palmarito was divided into three categories in the report prepared by PAH: (a) In Situ, material undisturbed by past mining activity; (b) Dump, material that was mined in the past but not processed; and (c) Tailings, material from the previous processing operations. PAH defined finite volumes to restrict the boundaries of the estimated mineralization for each of the different categories. A three-dimensional block model was created for each material category and composited assay data for the drill holes and pits were used to populate them with silver and gold grades.

        In situ material as well as dump and tailings material was included in the estimate, with approximately 95% of the estimated mineralization coming from the in situ deposit and the remaining approximately 5% coming from the historic dump and tailings. The PAH estimate was based on 369 historic and recent drill holes drilled by three different companies, Lluvia de Oro (1994-1995), Nevada Pacific Gold (2006-2007) and US Gold (2008). Of the 369 holes used in the estimate, 105 were done by reverse circulation (74 of which were drilled by Lluvia de Oro and 31 by US Gold); and 27 were core holes (19 drilled by Nevada Pacific Gold and 8 by US Gold). The remaining 237 holes were drilled by US Gold by conventional rotary methods and were exclusively used to model and define the estimate of the historic mine tailings.

        The following map depicts the concessions that are 100% owned by US Gold and those where the Company has an option to earn a 100% interest:

La Palma
El Rial
El Palmarito
MAGISTRAL MINE
PALMARITO
0 5 10
Kilometers
Palmarito Concessions
N
US Gold
US Gold (Right ot purchase)
Magistral District
Palmarito
Magistral Mine
0 500 1,000
Meters
UTM NAD 27 Zone 13

        Palmarito is a low-sulfidation, epithermal silver deposit. These deposit types occur commonly throughout the Sierra Madres in Mexico. Known mineralization at Palmarito occurs along or near the northeastern intrusive contact where the structures forming the intrusive contact strike roughly E-W and N-S. Near surface, these structures are mineralized, forming a horseshoe-shaped zone which wraps around the margin of the intrusive. Commonly, strongly silicified and stockwork-veined andesite occurs above and below the breccia at the contact. The breccias consist of clast-supported, coarse angular fragments of rhyolite and fine- to medium-grained andesite. Clasts are cemented by fine-grained, white silica. Generally, Palmarito mineralization is characterized by strong silicification.

El Gallo Project

        The El Gallo Project is located 4.7 miles (7.5 km) northwest of the Magistral Mine Property and has become a high-priority for US Gold after high grade silver mineralization was discovered during the fall of 2008. The project is situated in the middle of US Gold's large Magistral District land package. Although there has been some minor prospecting in the area, there is no historic mining of any significance. The mineralization at El Gallo is mainly silver , with minor gold-lead-zinc probably contributed by a separate mineralizing event.

        The El Gallo Project lies within two US Gold-controlled concessions called Rocío Fracción A and Pangea (see map below). These concessions have an area of 86,487 acres and 3,942 acres respectively and are located within the Magistral District property. US Gold controls all the immediate properties surrounding El Gallo.

Rocio Fracción A
EL GALLO
Pangea
Lucy
Magistral Mine
Alex
EL GALLO
MAGISTRAL MINE
0 5 10
Kilometers
N
El Gallo
Magistral Mine
US Gold Concessions
0 1,000 2,000
Meters
UTM NAD 27 Zone 13

        The El Gallo Project occurs within the Pie de la Sierra physiographic province of the Sierra Madre Occidental Range, which is part of a late Jurassic to middle Cretaceous volcanic-arc. Tertiary volcanic and volcaniclastic rocks overlay Paleozoic and Mesozoic metamorphic rocks which may be locally cut by Cretaceous intrusive rocks.

        The oldest rocks in the region are andesite porphyries that occur widely throughout the area. These are cut by intrusions of late Cretaceous-early Tertiary age, ranging from tonalite to granodiorite in composition. These rocks are discordantly overlain by early Tertiary andesites, andesite tuffs, and andesite porphyries which are the principal host rocks to the mineralized structures that occur throughout the Magistral District. The oldest rocks seen in outcrop in the study area are Cretaceous in age. This includes locally fossiliferous limestones, sandy limestones, and limy sandstones that crop out to the south and northwest of El Gallo, where they are altered to garnet-epidote skarn with very local tremolite-actinolite skarn.

        The Cretaceous calcareous rocks are overlain discordantly by a thick package of andesitic rocks of Middle Cretaceous age. The sequence is composed of coarse-grained andesite flows (turkey track), fine-grained andesite porphyry flows, aphanitic andesite flows and andesite lithic tuffs. Coarse-grained granite-granodiorites of the Laramide Sinaloa Batholith intrude both Cretaceous sequences. The Cretaceous sedimentary and volcanic rocks, as well as the lower Tertiary volcanics, are also locally cut by younger dikes of quartz-eye rhyolitic porphyry and fine-to-medium grained diorite stocks that are of a later stage than the main batholith, possibly of lower Tertiary age. These dikes and stocks are interpreted to be the source of the mineralized hydrothermal fluids responsible for the El Gallo and Magistral deposits.

        The northern part of the El Gallo Project is characterized by the presence of a thick sequence of volcanic rocks, mainly andesitic flows, that discordantly overlie the Cretaceous andesitic rocks and are hydrothermally altered, forming part of the host rock for the mineralized structures.

        The Cretaceous and lower Tertiary units are covered by rhyolitic to rhyodacitic flows of probable mid-Tertiary age which are then capped by upper Tertiary basaltic andesitic flows.

        Environmental studies were commissioned by US Gold in order to obtain various exploration permits for the El Gallo Project. Sistemas de Gestion Integral and Heuristica Ambiental, environmental consultants from Culiacan, Sinaloa and Hermosillo, Sonora, were contracted to carry out the studies and permitting. Applications for the two permits were submitted to the Secretariat of Environmental and Natural Resources ("SEMARNAT"), the Mexican Government environmental authority. The first permit was submitted on July 17, 2009 for a Land Use Change and was subsequently approved on November 27, 2009. The second permit was submitted on July 27, 2009 for an Environmental Impact Study and was approved on December 15, 2009. These permits allow for a specific amount of disturbance for exploration activities.

        Exploration work completed in 2009 at El Gallo consisted mainly of core and conventional rotary drilling and geochemical surface sampling. A total of 11,665 soil samples and 3,845 rock samples were taken at the El Gallo Project during 2009. Drilling at El Gallo totaled 58,583 ft. (17,856 m). The most significant core intercepts are highlighted below:

Hole Number	Silver	Gold	Length	From	Silver	Gold	Length	From
	(opt)	(opt)	(ft)	(ft)	(gpt)	(gpt)	(m)	(m)
GAX002	17.7	—	17.6	362	607.9	—	5.4	110.4
GAX003	10.3	—	78.1	43	354.6	—	23.8	13.1
GAX007	9.4	—	55.8	4.6	320.7	—	17.0	1.4
GAX008	10.8	—	34.4	10.0	370.5	—	10.5	3.1
And	46.5	1.0	16.1	87.6	1,593.2	32.8	4.9	26.7
GAX010	31.6	—	104.0	0.0	1,082.4	—	31.7	0.0
GAX012	16.8	—	13.0	167.8	574.4	—	4.0	51.2
And	20.8	—	14.3	431.4	713.1	—	4.4	131.5
GAX013	10.0	—	35.9	9.8	341.6	—	11.0	3.0
GAX017	4.0	—	316.6	101.7	136.6	—	96.5	31.0
GAX021	10.3	—	143.4	72.2	352.7	—	43.7	22.0
GAX025	14.5	—	32.8	77.1	497.2	—	10.0	23.5
GAX027	19.8	—	50.9	39.4	677.3	—	15.5	12.0
GAX028	22.1	—	28.4	59.7	757.9	—	8.7	18.2
GAX032	7.9	—	178.8	14.8	269.2	—	54.5	4.5
GAX043	5.6	—	169.6	141.4	192.6	—	51.7	43.0

        US Gold has planned an aggressive 330,000 ft. (100,000 m) drilling program at El Gallo in 2010 in order to delineate and expand the known mineralization and for mineralized material calculation purposes.

Other Exploration Areas

        Geochemical surface sampling has been carried out in other prospective areas within the Magistral District. Further work is needed in order to evaluate the potential of those areas. Drilling is budgeted for various prospects in 2010.

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

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NYSE Amex and on the TSX, both under the symbol "UXG." US Gold Canadian Acquisition Corporation exchangeable shares are traded on the TSX, under the symbol "UXE". Warrants to purchase our stock are traded on the TSX under the symbol "UXG.WT."

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by NYSE Amex and TSX from January 1, 2008 to December 31, 2009.

	NYSE Amex		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2009
First Quarter	$2.99	$0.90	$3.73	$1.07
Second Quarter	2.75	1.83	3.05	2.21
Third Quarter	3.53	2.30	3.92	2.70
Fourth Quarter	3.52	2.17	3.59	2.36
Year Ended December 31, 2008
First Quarter	$4.10	$2.21	$4.14	$2.34
Second Quarter	2.68	1.84	2.74	1.90
Third Quarter	2.45	0.75	2.41	0.86
Fourth Quarter	1.30	0.38	1.37	0.50

        As of March 10, 2010, there were outstanding 115,662,588 shares of our common stock, which were held by approximately 6,679 stockholders of record.

        As of March 10, 2010, there were outstanding 6,235,265 exchangeable shares, which were held by 76 holders of record. The exchangeable shares are exchangeable at the option of the holders into our common stock on a one-for-one basis.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,631,500	$2.13	2,872,471

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2009 with (i) the AMEX Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the AMEX Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment, assuming reinvestment of dividends, if any, on December 31, 2004 in our common stock and the two other stock market indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 12/31/2004)

	December 31,
	2004	2005	2006	2007	2008	2009
US Gold Corporation	$100	$821	$1,202	$705	$217	$590
AMEX Gold Bugs Index	$100	$129	$157	$190	$140	$200
AMEX Composite Index	$100	$123	$143	$168	$97	$127

ITEM 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected historical financial data about our company for the last 5 years. The data has been derived from our audited consolidated financial statements for the years indicated. Our historical results include the results of the Acquisitions that we completed effective June 28, 2007. You should read this data in conjunction with the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained herein. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share)
Operating data
Net loss from operations(1)(2)(3)	$(35,759)	$(130,384)	$(32,293)	$(75,178)	$(4,040)
Other income (expenses)	1,685	(1,573)	3,426	2,528	1,049
Net loss(1)(2)(3)	(27,698)	(131,111)	(28,546)	(72,650)	(2,991)
Basic and diluted loss per share	$(0.25)	$(1.36)	$(0.35)	$(1.82)	$(0.12)
Weighted average number of shares	112,224	96,641	81,955	39,891	25,931
Balance sheet data
Cash and cash equivalents	$27,690	$10,300	$30,929	$50,922	$678
Short-term investments	12,946	—	—	—	—
Gold bullion	2,760	—	—	—	—
Property and equipment, net	2,888	5,187	5,547	1,520	831
Mineral property interests	239,858	255,813	258,121	3,300	943
Goodwill	—	—	107,017	—	—
Other assets	5,837	6,377	7,055	3,657	3,089

Total assets	$291,979	$277,677	$408,669	$59,399	$5,541
Current liabilities	$1,849	$1,278	$987	$3,403	$1,791
Long-term obligations	—	—	—	—	16
Deferred income tax liability	80,572	87,341	88,187	—	—
Other long-term liabilities and deferred gain	6,332	5,864	5,574	3,511	1,201
Shareholders' equity	203,226	183,194	313,921	52,485	2,533

Total liabilities and shareholders' equity	$291,979	$277,677	$408,669	$59,399	$5,541

(1)
Includes a non-recurring, non-cash expense of $51,681 relating to derivative instrument liability in 2006.

(2)
Includes a non-recurring, non-cash expense of $107,017 relating to the write down of the goodwill in 2008.

(3)
Includes a non-cash expense of $16,580 relating to the write-off of long-lived assets in 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition at December 31, 2009 and compares it to our financial condition at December 31, 2008. The discussion also summarizes the results of our operations for the years ended December 31, 2009, 2008 and 2007, and compares each year's results to the results of the prior year.

Plan of Operation

        Our plan of operation for 2010 is to advance our two primary projects, the Gold Bar Project in Nevada and the El Gallo Project in Mexico. With the assistance of a third party engineering firm, we expect to have a completed Preliminary Economic Assessment ("PEA") on the Gold Bar Project by the end of the first quarter of 2010. Based on the results of that study, we would then make a decision during the second quarter of 2010 on whether to have a bankable feasibility study completed on the Gold Bar Project which, if undertaken, would likely have a target completion date in early 2011. On December 21, 2009, we announced that we obtained all of the necessary drilling permits at our El Gallo Project in Mexico and announced our plans to execute 330,000 feet of core drilling in 2010. We expect to have an initial NI 43-101 compliant mineralized material estimate for El Gallo completed during the second quarter of 2010 and a PEA completed by the end of 2010.

        The company-wide exploration budget for 2010 is currently projected at approximately $23 million and may be re-evaluated at any time during 2010. The bulk of the exploration spending will be used to complete the 330,000 feet drilling program at the El Gallo Project and surrounding projects in Mexico with $18 million budgeted for Mexico for exploration spending and $5 million budgeted for Nevada exploration spending. Corporate general and administrative overhead for 2010 is expected to be consistent at approximately $4 million with property holding costs projected between $4 and $6 million. Our estimate of property holding costs includes the effect of an anticipated one-time fee to be introduced by the State of Nevada on holders of mining claims. We also expect to spend up to $1 million performing reclamation related work at our Tonkin and Magistral Mine properties. We are required to submit a closure plan to the BLM for the Tonkin property in the fourth quarter of 2010.

        Our only sources of capital at present include cash and short-term investments on hand, our gold bullion, and the possible exercise of options and warrants. While our cash and short-term investments on hand is sufficient to fund ongoing operations at the spending level currently projected for 2010, we would likely need to raise funds in 2011. Therefore, we may seek additional capital funding within the next 18 months based upon market conditions and other circumstances. As well, should we make a production decision at any of our projects, we would require substantial amounts of capital in order to construct new operating facilities. We may also consider strategic alternatives which could include, but are not limited to, acquisition or disposition of assets, debt financing, joint ventures, or other corporate transactions.

Liquidity and Capital Resources

        As of December 31, 2009, we had working capital of $42.5 million comprised of current assets of $44.3 million and current liabilities of $1.8 million. This represents an increase of $32.2 million from the working capital of $10.3 million at year end December 31, 2008.

        On May 19, 2009, we issued 22 million shares of common stock at a price of $2.00 per share (before the underwriters' commissions and expenses) in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators. In connection with the offering, we granted the underwriters a 30-day option to purchase up to 3.3 million additional shares of common stock to cover over-allotments. On May 26, 2009, the underwriters exercised their over-allotment option to purchase 3.15 million of the 3.3 million shares of common stock at a price of $2.00 per share (before the underwriters' commissions and expenses).

        Gross proceeds from the 25.15 million shares sold in the offering totaled $50.3 million with net recorded proceeds to us being $46.3 million, which is net of the underwriters' commissions and expenses, legal fees, securities listing costs, printing and other costs. During 2009, we invested $2.8 million of our cash in gold bullion by purchasing 2,824 ounces of gold at an average price of $975 per ounce.

        Net cash used in operations for the year ended December 31, 2009 increased to $28.4 million from $18.7 million for 2008 and from $29.4 million in 2007. Cash paid to suppliers and employees decreased to $15.6 million for the 2009 period from $19.4 million and $31.0 million during the 2008 and 2007 periods respectively, primarily due to decreased exploration spending. During 2009, we also invested $12.9 million of our cash in short-term US and Canadian Treasury Bills with maturities between three and six months. Cash used in investing activities for the year ended December 31, 2009 was $2.2 million, primarily due to investment in gold bullion, capital expenditures and partially offset by proceeds from disposal of property and equipment from our Mexico operations. This compares to cash used in 2008 of $0.2 million, primarily due to capital expenditures. Cash used in investing activities for 2007 of $2.0 million, primarily reflecting $5.7 million of cash acquired with the acquisitions offset by acquisition costs of $5.3 million and an increase in our restrictive investments of $2.1 million.

        Cash provided by financing activities for 2009 increased to $46.4 million, resulting from the public offering of 25.15 million shares and exercise of stock options, compared to $0.3 million generated in 2008 from the exercise of stock options and warrants. Cash provided by financing activities in 2007 was $10.3 million, primarily due to the exercise of broker options, stock options and warrants.

        On March 10, 2009, we entered into a $5 million standby credit facility agreement with Robert R. McEwen, our Chairman and Chief Executive Officer and principal shareholder. Amounts borrowed would have been charged interest at a rate equal to 5% above the US Prime Rate and a 1% annual standby fee would have been charged on the unused portion of the credit facility. Subsequent to the completion of our public offering, the credit facility was cancelled. No amounts were drawn under this facility prior to termination. Standby fees of $9,861 were paid during 2009.

Tabular Disclosure of Contractual Obligations (in thousands)

        Schedule of Contractual Obligations.    The following table summarizes our obligations and commitments as of December 31, 2009 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$1,502	$1,127	$325	$50	$—
Purchase Obligations	37	37	—	—	—
Accounts Payable & Accrued Liabilitites	1,725	1,256	469	—	—
Asset Retirement Obligations	6,063	200	1,940	1,026	2,897

Total	$9,327	$2,620	$2,734	$1,076	$2,897

Results of Operations

Year Ended December 31, 2009 compared to 2008

        General.    For the year ended December 31, 2009, we recorded a net loss of $27.7 million or $(0.25) per share, compared to a net loss for 2008 of $131.1 million or $(1.36) per share. The substantial decrease in net loss in 2009 from 2008 was primarily due to the write off of the entire goodwill balance at the end of the third quarter of 2008 in the amount of $107.0 million. During 2009, we rationalized our mineral property interests in Nevada and Utah in order to focus our exploration program on our priority exploration areas. As a result, we allowed certain claims from three of our Nevada properties to lapse and allowed the lease on our Utah property to lapse. We also wrote down mining equipment from our Mexico operations to estimated net realizable value. This resulted in a net write-off of $10.2 million (net of $6.4 million of future income taxes recovery) during the year and is included in the net loss for the year ended December 31, 2009.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2009 decreased to $4.8 million compared to $5.5 million in 2008, primarily due to decreases in staff and salaries, legal fees, professional fees related to tax compliance, management service fees, Sarbanes Oxley compliance and audit expenses, travel, and shareholder communications, partially offset by an increase in stock option expense as a result of new stock option grants and a reduction in forfeitures during 2009. The decrease in staff and salaries and travel expenses is attributable to the closure of our Denver office and relocation of administrative functions to Toronto, Canada at the end of 2008. The decrease in legal and shareholder communications fees is attributable to a reduction in corporate development activities in 2009. The decrease in Sarbanes Oxley compliance, tax and audit related fees are attributable to greater efficiencies in our internal processes.

        Property holding costs increased to $4.2 million in 2009 from $3.3 million in 2008, primarily due to an increase in our annual royalty payment to our lessors from our Nevada properties as a result of the increase in gold prices during the year. Exploration costs decreased to $8.2 million in 2009 from $10.8 million in 2008, reflecting a reduction in exploration activities in Mexico as a result of permitting delays we experienced during 2009 and a weaker Mexican peso. Total stock option expense increased to $1.3 million in 2009 from $0.4 million in 2008, reflecting a lower number of forfeitures in 2009 and increased expenses associated with stock option grants at the beginning of 2009. Stock option expense is split between the general and administrative and exploration costs lines within the Consolidated Statements of Operations and Comprehensive Loss.

        Accretion of the asset retirement obligation in Nevada and Mexico increased to $0.8 million in 2009 from $0.6 million in 2008. Depreciation costs remained flat at $0.6 million in 2009 and 2008.

        Total loss on sale of assets increased to $0.5 million in 2009 from $0 in 2008. During the year we sold certain heavy mining equipment from our Mexico operation with a net book value of $1.2 million for net proceeds of $0.7 million, resulting in a loss on disposal of $0.5 million.

        Other Income (Expenses).    Interest income decreased to $0.1 million in 2009 from $0.6 million in 2008, reflecting lower interest rates during 2009. During 2009, we recorded a foreign currency exchange gain of $1.6 million, reflecting a weakening U.S. dollar against the Canadian dollar and its effect on our net monetary assets or cash that are denominated in Canadian dollars. In 2008, we recorded a foreign currency loss of $2.2 million due to the stronger U.S. dollar against the Canadian dollar.

Year Ended December 31, 2008 compared to 2007

        General.    For the year ended December 31, 2008, we recorded a net loss of $131.1 million or $(1.36) per share, compared to a net loss for 2007 of $28.5 million or $(0.35) per share. The substantial increase in net loss in 2008 over 2007 was primarily due to the write off of the entire goodwill balance at the end of the third quarter of 2008 in the amount of $107.0 million.

        In accordance with our accounting policies, we conduct an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on a combination of factors, including the then-existing economic environment and a sustained decline in our market capitalization during 2008, we concluded that there were sufficient indicators to require us to perform the annual goodwill impairment analysis as of September 30, 2008. As a result of that analysis, we concluded that an impairment loss has occurred and accordingly, we recorded $107.0 million non-cash goodwill impairment charge during the third quarter of fiscal 2008 related to all the goodwill recorded in 2007 from the acquisition of the Acquired Properties.

        We also evaluated whether events or changes in circumstances indicated that the carrying value of mineral property interests may not be recoverable. During 2008, we discontinued some leases from one of the properties that we acquired in 2007. The leases that were discontinued were deemed unproductive. As a result, we recorded a write down of $2.5 million to mineral property interests.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2008 decreased to $5.5 million compared to $7.9 million in 2007, primarily due to decreases in legal fees of $1.0 million, shareholder communications of $0.5 million and stock option expense of $1.3 million, partially offset by increases in accounting, tax and audit fees of $0.5 million. The decrease in legal and shareholder communication expenses is attributable to a reduction in mergers and acquisitions activity in 2008 as compared to the acquisition that occurred in 2007. The decrease in stock option expense reflects forfeitures during 2008.

        There were no acquisition costs in 2008 as compared to $0.4 million in 2007. Property holding costs for the 2008 period related to the combined Tonkin project and acquired properties from 2007 increased to $3.3 million compared to $3.1 million in 2007, primarily due to the properties acquired in 2007. In 2007, property holding costs incurred for the acquired properties were for only 9 months since the acquisition were 80% complete in March and 100% complete in June, as compared to the full year of spending in 2008.

        Exploration costs in the 2008 period were $10.8 million, reflecting an active drilling program at certain Nevada properties and Magistral mine properties, while during 2007 the exploration costs of $20.0 million was only for certain Nevada properties. Accretion of asset retirement obligation for 2008, primarily reflecting the Tonkin and Magistral mine properties, increased to $0.6 million, compared to $0.4 million for 2007. Depreciation costs in the 2008 period were $0.6 million compared to $0.5 million during 2007.

        Total stock option expense in the 2008 period decreased to $0.4 million compared to $2.2 million for 2007, reflecting an increase in forfeitures in 2008 and decrease in fair values of options granted during 2008 due to a decrease in the price of our common stock during that year. Stock option expense is split between the general and administrative and exploration costs lines within the income statement, depending on the option recipients.

        Other Income (Expenses).    Interest income for 2008 decreased to $0.6 million compared to $1.6 million in 2007, reflecting lower average levels of interest-bearing deposits and lower cash balances during 2008. In 2007, we reached a settlement with a vendor as to outstanding fees, recognizing a gain of $0.7 million. During 2008, we recorded a foreign currency loss of $2.2 million, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on our net monetary assets that are denominated in Canadian dollars. Foreign currency gain for 2007 was $1.2 million.

Critical Accounting Policies

        Listed below are the accounting policies that we believe are critical to our consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved.

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

        Impairment of Long-Lived Assets:    We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to the fair value. When the net book value exceeds the fair value, an impairment loss is measured and recorded.

        The underlying fair value of inactive mining equipment located at our Magistral Mine in Mexico is based on the estimated net realizable value calculated by a third party valuator. During 2009, with the assistance of the valuator, it was determined that our carrying value of the inactive mining equipment in our Mexico operations were greater than the net realizable value. As a result, for the year ended December 31, 2009, we recorded a write-off of long-lived assets of $0.8 million.

        The underlying fair value of the inactive milling equipment located at our Tonkin Mine in Nevada is based on the estimated net realizable value of the equipment as determined by a third party valuator. As at December 31, 2009, the estimated net realizable value of the equipment was greater than our carrying value of $0.8 million and as a result, no impairment was recorded.

        Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and our continued plans to fund exploration programs on the property. We use the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. We are unable to determine the estimate undiscounted future net cash flows from our operations due the nature of our mineralized materials. As such, the appropriate evidence to perform estimates of future cash flows is not available and would not be accurate in supporting our long-lived assets. For purposes of recognition and measurement of an impairment loss, we group our properties by geological mineral complex as this represents the lowest level at which we allocate our exploration spending independent of other assets and liabilities. For our Battle Mountain Complex, as described in the Properties section (Item 2), we have separated our properties into three regions, due to their physical separation, for the purposes of impairment testing. The three regions are North (BMX and Valmy), East (Slaven Canyon) and West (Timber Creek and Fish Creek). During the fourth quarter of 2009, we performed our annual impairment test on these mineral properties using the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region with the assistance of a third party expert. Based on this approach, our carrying values of these mineral properties did not exceed the fair value and as a result no impairment was recorded for the year ended December 31, 2009.

        Asset Retirement Obligations:    We record the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not so apply. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. We prepare estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances in non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time. A change in the credit adjusted risk free rate and inflation rate used will not have a material impact on the ARO liability balance as the ARO amount is not significant in relation to our overall balance sheet.

        Stock-Based Compensation:    Effective January 1, 2006, we implemented Accounting Standards Codification ("ASC") Section 718-10-25 (formerly Statement of Financial Accounting Standards ("SFAS") 123R, Accounting for Stock-Based Compensation) requiring us to provide compensation costs for our stock options determined in accordance with the fair value based method prescribed in ASC Section 718-20-25. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

        Income Taxes:    We account for income taxes under ASC Section 740-10-25 (formerly SFAS 109, Accounting for Income Taxes) using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. We derive the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. We record a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Recently Adopted Accounting Pronouncements

        Noncontrolling Interests:    In December 2007, the ASC 810 guidance for noncontrolling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent ("noncontrolling interests"), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent's ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009. Except for presentation changes, the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

  •
  commodity price fluctuations

  •
  local and community impacts and issues; and

  •
  accidents and labor disputes

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

        The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies. Based on our Canadian cash balance of $15.8 million at December 31, 2009, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.2 million in the statement of operations.

Interest Rate Risk

        We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

        We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock or other equity at an acceptable price to meet future funding requirements.

Commodity Price Risk

        We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future. We also hold a portion of our cash in gold bullion which is recorded at cost. Gold prices may fluctuate widely from time to time. Based on our gold holdings of $2.8 million at December 31, 2009, a 10% reduction in the price of gold would decrease our working capital by approximately $0.3 million. At December 31, 2009, this gold bullion had a fair value of $3.1 million.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective based upon those criteria. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as at December 31, 2009.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited the accompanying consolidated balance sheets of US Gold Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Ontario, Canada
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited US Gold Corporation's (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, US Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Gold Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years then ended, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Ontario, Canada
March 11, 2010

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of US Gold Corporation and subsidiaries operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 17, 2008

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31,

	2009	2008	2007
	(in thousands, except per share)
COSTS AND EXPENSES:
General and administrative	4,832	5,542	7,884
Acquisition costs	—	—	452
Property holding costs	4,194	3,319	3,072
Exploration costs	8,240	10,827	20,007
Accretion of asset retirement obligation	762	564	387
Depreciation	625	626	475
Loss on sale of assets	526	—	16
Goodwill impairment	—	107,017	—
Write-off of long-lived assets	16,580	2,489	—

Total costs and expenses	35,759	130,384	32,293

Operating loss	(35,759)	(130,384)	(32,293)

OTHER INCOME (EXPENSE):
Interest income	127	573	1,587
Interest expense	—	10	(53)
Foreign currency gain (loss)	1,558	(2,156)	1,198
Gain on settlement of litigation	—	—	694

Total other income (expense)	1,685	(1,573)	3,426

Loss before income taxes	(34,074)	(131,957)	(28,867)
Recovery (provision) for income taxes	6,376	846	(67)

Net loss	(27,698)	(131,111)	(28,934)
Minority interests share of loss	—	—	388

Net loss attributable to common share holders	(27,698)	(131,111)	(28,546)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available for-sale securities, net of taxes	(4)	(263)	(18)

Comprehensive loss	$(27,702)	$(131,374)	$(28,564)

Basic and diluted per share data:
Net loss—basic and diluted	$(0.25)	$(1.36)	$(0.35)

Weighted average common shares outstanding:
—basic and diluted	112,224	96,641	81,955

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,690	$10,300
Short-term investments—note 2	12,946	—
Gold bullion—note 3	2,760	—
Other current assets	976	1,249

Total current assets	44,372	11,549

Property and equipment, net—note 6	2,888	5,187
Mineral property interests—note 4	239,858	255,813
Restrictive time deposits for reclamation bonding—note 4	4,777	4,937
Other assets	84	191

TOTAL ASSETS	$291,979	$277,677

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,163	$931
Current portion of asset retirement obligation—note 4	200	280
Current deferred income tax liability—note 7	393	—
Income tax liability	—	67
Other current liabilities	93	—

Total current liabilities	1,849	1,278

Asset retirement obligation, less current portion—note 4	5,863	5,582
Deferred income tax liability—note 7	80,572	87,341
Other liabilities	469	282

Total liabilities	$88,753	$94,483

Shareholders' equity:
Common stock, no par value, 250,000 shares authorized;
Common: 106,538 shares as of December 31, 2009 and 79,854 shares as of December 31, 2008 issued and outstanding
Exchangeable: 15,355 shares as of December 31, 2009 and 16,822 shares as of December 31, 2008 issued and outstanding	501,786	454,052
Accumulated deficit	(298,275)	(270,577)
Accumulated other comprehensive loss	(285)	(281)

Total shareholders' equity	203,226	183,194

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$291,979	$277,677

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

	Common Stock			Accumulated Other Comprehensive Loss
					Accumulated Deficit
	Shares	Amount	Warrants			Total
				(in thousands)
Balance, December 31, 2006	50,047	$163,405	$—	$—	$(110,920)	$52,485
Stock option expense	—	1,883	—	—	—	1,883
Issuance of exchangeable shares to acquire Acquired Companies	42,969	253,516	—	—	—	253,516
Assumption of stock options in connection with the Acquired Companies	—	6,682	—	—	—	6,682
Assumption of warrants in connection with the Acquired Companies	—	—	17,520	—	—	17,520
Exercise of stock options	328	1,936	—	—	—	1,936
Exercise of warrants	2,107	14,107	(10,153)	—	—	3,954
Exercise of broker warrants	1,002	4,509	—	—	—	4,509
Unrealized loss on marketable equity securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(28,546)	(28,546)

Balance, December 31, 2007	96,453	446,038	7,367	(18)	(139,466)	313,921
Stock option expense	—	389	—	—	—	389
Exercise of stock options	33	71	—	—	—	71
Exercise of warrants	190	187	—	—	—	187
Reclassified expired warrants to common stock	—	7,367	(7,367)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(131,111)	(131,111)

Balance, December 31, 2008	96,676	454,052	—	(281)	(270,577)	183,194
Stock option expense	—	1,292	—	—	—	1,292
Exercise of stock options	67	141	—	—	—	141
Sale of shares for cash, net of issuance costs	25,150	46,301	—	—	—	46,301
Unrealized loss on marketable equity securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(27,698)	(27,698)

Balance, December 31, 2009	121,893	$501,786	$—	$(285)	$(298,275)	$203,226

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
	(in thousands)
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(15,580)	$(19,368)	$(31,030)
Cash invested in short-term investments (maturity greater than 3 months)	(12,946)	—	—
Interest received	127	644	1,713
Interest paid	—	10	(53)

Cash used in operating activities	(28,399)	(18,714)	(29,370)

Cash flows from (used in) investing activities:
Cash from acquisitions	—	—	5,701
Acquisition costs for mineral property interests	—	9	(5,314)
Additions to property and equipment	(325)	(266)	(310)
Proceeds from disposal of property and equipment	713	—	—
Investment in gold bullion	(2,760)	—	—
Decrease (increase) to restricted investments securing reclamation	161	36	(2,075)

Cash used in investing activities	(2,211)	(221)	(1,998)

Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	46,301	—	—
Exercise of stock options, warrants and broker options	141	257	10,334
Payments on installment purchase contracts	—	—	(16)

Cash provided by financing activities	46,442	257	10,318

Effect of exchange rate change on cash and cash equivalents	1,558	(1,951)	1,057

Increase (decrease) in cash and cash equivalents	17,390	(20,629)	(19,993)
Cash and cash equivalents, beginning of year	10,300	30,929	50,922

Cash and cash equivalents, end of year	$27,690	$10,300	$30,929

Reconciliation of net loss to cash used in operating activities:
Net loss	$(27,698)	$(131,111)	$(28,546)
Adjustments to reconcile net loss from operating activities:
Goodwill impairment	—	107,017	—
Write-off of long-lived assets	16,580	2,489	—
Deferred income taxes	(6,376)	(846)	—
Loss on disposal of property and equipment	526	—	16
Non cash settlement	—	—	(694)
Change in interest receivable	—	71	126
Stock option expense and deferred compensation	1,292	389	2,184
Accretion of asset retirement obligation	762	564	387
Minority interests	—	—	(388)
Depreciation	625	626	475
Foreign exchange (gain) loss	(1,558)	1,951	—
Other operating adjustments and write-downs	(77)	—	—
Change in non-cash working capital items:
Increase in short-term investments	(12,946)	—	—
Decrease in other assets related to operations	231	307	713
Increase (decrease) in liabilities related to operations	240	(171)	(3,643)

Cash used in operating activities	$(28,399)	$(18,714)	$(29,370)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    US Gold Corporation (the "Company") was organized under the laws of the State of Colorado on July 24, 1979. Since its inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.

        The Company's only source of capital at present is cash on hand, short-term investments, gold bullion and the possible exercise of options and warrants, since operations are not generating revenue. The Company believes that cash on hand and short-term investments are adequate to fund ongoing exploration activities through 2011, through appropriate management of the exploration budget. However, the Company may seek additional capital funding during 2010 or beyond depending upon market conditions and other circumstances. The Company may also consider strategic alternatives which could include, but are not limited to, acquisition or disposal of assets, debt financing, or other corporate transactions.

        Reclassifications:    Certain reclassifications have been made in the financial statements for the years ended December 31, 2007 and 2008 to conform to accounting and financial statement presentation for the year ended December 31, 2009.

        Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. For the period from March 28, 2007 through June 29, 2007, the Company did not own 100% of the companies acquired during 2007 and accordingly, reported minority interests related to this time period.

        Statements of Cash Flows:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Concentrations:    The Company maintains cash in accounts which may, at times, exceed federally insured limits. At December 31, 2009, the Company has bank account balances of approximately $26.8 million in excess of the federally insured limits.

        Property and Equipment:    Office furniture, equipment, inactive milling equipment and vehicles are carried at cost net of accumulated depreciation. Normal maintenance and repairs are charged to operations while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in operations. The carrying value of inactive milling and mining equipment reflects historic costs, as adjusted for permanent impairment. The Company evaluates the carrying value of inactive milling and mining equipment periodically or more often when events or changes in circumstances indicate that the carrying value may not be recoverable.

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

December 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Impairment of Long-Lived Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to the fair value. When the net book value exceeds the fair value, an impairment loss is measured and recorded.

        The underlying fair value of inactive mining equipment located at its Magistral Mine in Mexico is based on the estimated net realizable value calculated by a third party valuator.

        The underlying fair value of the inactive milling equipment located at our Tonkin Mine in Nevada is based on the estimated net realizable value of the equipment as determined by a third party valuator.

        Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and our continued plans to fund exploration programs on the property. The Company uses the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. The Company is unable to estimate undiscounted future net cash flows from its operations due the nature of its mineralized material. As such, the appropriate evidence to perform estimates of future cash flows is not available and would not be accurate in supporting the Company's long-lived assets. For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities. For the Battle Mountain Complex, as described in the Properties section (Item 2), the Company has separated its properties into three regions, due to their physical separation, for the purposes of impairment testing. The three regions are North (BMX and Valmy), East (Slaven Canyon) and West (Timber Creek and Fish Creek).

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

        Asset Retirement Obligation:    The Company records the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not so apply. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time. A change in the credit adjusted risk free rate and inflation rate used will not have a material impact on the ARO liability balance as the ARO amount is not significant in relation to our overall balance sheet.

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

        Stock-Based Compensation:    Effective January 1, 2006, The Company implemented Accounting Standards Codification ("ASC") Section 718-10-25 (formerly Statement of Financial Accounting Standards ("SFAS") 123R, Accounting for Stock-Based Compensation) requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in ASC Section 718-20-25. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

        Comprehensive Loss:    In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments.

        Per Share Amounts:    Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. In these financial statements, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented.

        Income Taxes:    The Company accounts for income taxes under ASC Section 740-10-25 (formerly SFAS 109, Accounting for Income Taxes) using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

        Use of Estimates:    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value for reporting units and asset impairments (including impairments of goodwill); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and estimates with respect to assumptions regarding stock based compensation expense. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

        Fair Value of Financial Instruments:    ASC Section 825-10-50 (formerly SFAS 107, Disclosures About Fair Value of Financial Instruments) requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.

        The carrying values of financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, interest receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

  Recently Adopted Accounting Pronouncements

        Noncontrolling Interests:    In December 2007, the guidance for noncontrolling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent ("noncontrolling interests"), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent's ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009. Except for presentation changes, the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 2 SHORT-TERM INVESTMENTS

        During 2009, the Company invested a portion of its cash in U.S. and Canadian Treasury Bills with original maturities of three to six months. As at December 31, 2009, Treasury Bills totaling $12.9 million with maturities of six months were outstanding. The Company did not have any holdings in Treasury Bills in excess of three months maturities in the prior year.

NOTE 3 GOLD BULLION

        During 2009, the Company invested a portion of its cash in gold bullion. Below is the balance of its holdings as at December 31, 2009 (dollars in thousands). The Company did not have any holdings in gold bullion prior to this period.

# of ounces	Average cost per ounce	Total Cost	Fair market value per ounce as at December 31, 2009	Total fair market value as at December 31, 2009
2,824	$975	$2,760	$1,088	$3,073

        The fair market value of gold was based on the daily London P.M. fix as at December 31, 2009. Since ASC Topic 815 does not consider gold to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

NOTE 4 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

        At December 31, 2009, the Company holds mineral interests in Nevada, and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine. The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

        During the third quarter of 2009, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas. As a result, the Company allowed certain claims from three of its Nevada properties to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $14.9 million, which was written off, along with a resulting reduction in deferred tax liability and future tax recovery of $5.1 million. During the fourth quarter of 2009, the Company evaluated the exploration drilling results from the Bat Ridge property in Utah and deemed the property to be unproductive. As a result, the Company made a decision to terminate this lease and to allow the claims from this property to lapse. This property was also part of the 2007 acquisition and had a carrying value of $0.9 million, which was written off during the fourth quarter, along with a resulting reduction in deferred tax liability and future tax recovery of $0.3 million. This resulted in a net write-off for the Company of $10.4 million which is included in the net loss for the year ended December 31, 2009.

        During the fourth quarter of 2009, the Company performed its annual impairment test of its mineral property interests. The Company used the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region with the assistance of a third party expert. Based on this approach, it was determined that the carrying values of these mineral property interests did not exceed the fair value and as a result there was no impairment recorded in addition to the aforementioned write-off.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 4 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

        During 2009 and 2008, the Company has incurred expenses of $8.2 million and $10.8 million, respectively, in total exploration and related expenditure costs.

        The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral mine. The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management ("BLM") and the Nevada Department of Environmental Protection ("NDEP") is $3.8 million. The costs of undiscounted projected reclamation of the Magistral mine are currently estimated at $2.5 million. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

        For mineral properties in the United States, the Company maintains required reclamation bonding with variousgovernmental agencies, and at December 31, 2009 and 2008, had cash bonding in place of $4.8 million and $4.9 million, respectively. The Company anticipates preparation and filing with the BLM of another updated reclamation plan and cost estimate for the historic Tonkin property, possibly during late 2010, which among other things is anticipated to include a long-term closure plan for water related issues (see Note 11). It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of such update. The Company, however, is unable to estimate possible increases at this time. Under the 2007 update, property-wide reclamation activities at the historic Tonkin Property are currently projected to be incurred primarily through 2015 with water management into 2040. Reclamation expenditures covering all United States properties during 2009 and 2008 totaled $0.3 million and $0.5 million, respectively.

        The Company's asset retirement obligations for years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Asset retirement obligation—opening balance	$5,863	$5,415
Settlements	(328)	(497)
Non-cash settlement	(100)	192
Accretion of liability	762	564
Adjustment reflecting updated estimates	(134)	189

Asset retirement obligation liability—ending balance	$6,063	$5,863

        Assumptions used to compute the asset retirement obligations for Tonkin property included a credit adjusted risk free rate and inflation rate of 8.7% and 4% respectively.

        Assumptions used to compute the asset retirement obligations for the Magistral Mine included a risk free rate, market risk premium and inflation rate of 8.7%, 5% and 3.33% respectively.

        It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and/or silver production at the Company's properties, if any. There was no amortization recorded during 2009 or 2008 related to the capitalized asset retirement cost since properties were not in operation. Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time. As at December 31, 2009, the current portion of the asset retirement obligation was $0.2 million (December 31, 2008—$0.3 million).

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 5 LOAN SETTLEMENT AGREEMENT WITH FABC

        On February 21, 1992, the Company entered into a Loan Settlement Agreement with its then senior secured lender, The French American Banking Corporation ("FABC"). At that time, the Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of the Company ("TSGMC"), entered into an agreement with FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from Tonkin Springs Venture Limited Partnership ("TSVLP") to FABC. TSVLP, another subsidiary of the Company, has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $0.5 million of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2.0 million thereunder. No payments have been made under this obligation.

NOTE 6 PROPERTY AND EQUIPMENT

        At December 31, 2009 and 2008, property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Trucks and trailers	$913	$873
Office furniture and equipment	560	514
Drill rigs	180	180
Building	808	808
Land	86	—
Mining equipment	964	3,179
Inactive milling equipment	778	778

Subtotal	$4,289	$6,332
Less: accumulated depreciation	(1,401)	(1,145)

Total	$2,888	$5,187

        Depreciation expense for 2009 and 2008 was $0.6 million.

        During 2009, the Company disposed of certain heavy mining equipment in Mexico, with a net book value of $1.1 million for net proceeds of $0.7 million, resulting in a loss on disposal of $0.5 million. The Company also disposed of some small trucks and office equipment during the year with a net book value of $0.1 million for proceeds of $58,264, resulting in a loss on disposal of $44,469. For the year ended December 31, 2009, the Company recorded a total net loss on disposal of $0.5 million and net proceeds of $0.7 million.

        As a result of the aforementioned loss on sale of certain heavy mining equipment in Mexico, the Company used a third party expert to provide an estimated net realizable value for the remaining

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 6 PROPERTY AND EQUIPMENT (Continued)

mining equipment. From this analysis, it was determined that the carrying values exceeded the estimated fair values as at December 31, 2009. As a result, the Company recorded a write-off of long-lived assets of $0.8 million for the year ended December 31, 2009.

        The underlying fair value of the inactive milling equipment located at its Tonkin Mine in Nevada is based on the estimated net realizable value of the equipment as determined by a third party valuator. This amount is not being depreciated. As at December 31, 2009, the estimated net realizable value of the equipment was greater than its carrying value of $0.8 million and as a result, no impairment was recorded.

NOTE 7 INCOME TAXES

        In various transactions entered into on February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under the Internal Revenue Code ("IRC") Section 382 (g). As a result, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change. Except as noted below, the Company may receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2009 and 2008, the Company estimates those tax loss carry forwards to be $96.6 million and $79.5 million, respectively expiring starting in 2010 and going through 2029.

        The Company's income tax expense consisted of:

	2009	2008	2007
	(in thousands)
Current tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	67

Total current tax provision	$—	$—	$67

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 7 INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 respectively, are presented below:

	2009	2008
	(in thousands)
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$41	$41
Net operating loss carryforward	31,972	26,372
Mineral Property	2,575	2,844
Other temporary differences	1,866	1,876
Capital loss carryforward	251	251

Total gross deferred tax assets	36,705	31,384
Less: valuation allowance	(31,167)	(26,701)

Net deferred tax assets	$5,538	$4,683

Deferred tax liabilities:
Reclamation obligation	164	(204)
Mineral Property	(4,687)	(3,464)
Basis in TSVLP	(1,015)	(1,015)
Acquisition related deferred tax liability	(80,965)	(87,341)

Total Deferred tax liabilities	$(86,503)	$(92,024)

Total net deferred tax liability	$(80,965)	$(87,341)

Breakdown between current and non-current:
Current deferred tax liability	(393)	—
Non-current deferred tax liability	(80,572)	(87,341)

Total net deferred tax liability	$(80,965)	$(87,341)

        The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $4.5 million primarily reflects an increase of net operating loss carryforwards. The acquisition related deferred tax liability for 2009 consists of $80.2 million, $0.4 million, and $0.4 million for mineral properties, fixed assets, and a liability for unrecognized tax benefits, respectively.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 7 INCOME TAXES (Continued)

        A reconciliation of the tax provision for 2009, 2008 and 2007 at statutory US Federal and State income tax rates to the actual tax provision recorded in the financial statement is comprised of the following components:

	2009	2008	2007
	(in thousands)
US Federal and State tax provision at statutory rate	$(12,047)	$(46,394)	$(10,062)
Reconciling items:
Goodwill and asset impairment	—	30,697	—
FIN 48 adjustment due to tax years becoming statute barred	(784)	—	—
Prior year true ups/acquisitions	103	—	—
Adjustment for foreign tax rate	1,041	3,761	(183)
Tax rate changes	(44)	2,925	(162)
Imputed interest	99	485	—
Other permanent differences	791	1,397	604
Valuation allowance	4,465	6,283	9,870

Tax (Recovery) provision	$(6,376)	$(846)	$67

        As at January 1, 2007, the Company did not have any unrecognized tax benefits. As a result of the 2007 acquisitions, the Company recognized a $0.6 million liability plus $0.7 million of accrued interest and penalties which relate to the Mexican properties and was accounted for as a part of the purchase price allocation. During 2009, a portion of the liability and accrued interest and penalties was reversed due to a lapse of the statute of limitations for those tax years. As a result the Company, reversed $0.4 million of the liability and $0.4 million of the related accrued interest and penalties during the year ended December 31, 2009.

        As at December 31, 2009, after taking into account the reversal of $0.4 million related to the closed tax years, total accrued interest and penalties decreased to $0.3 million from $0.7 million at the end of 2008.

        Included in the balance of unrecognized tax benefits at December 31, 2009 are $0.2 million of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation. This balance decreased from $0.6 million in 2008 to $0.2 million in 2009 due to the reversal of $0.4 million related to the closed tax years. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company's financial statements.

        The Company has determined the classification of the remaining unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as current liabilities. The basis for this assessment is that the unrecognized tax benefits will become statute barred within the next twelve months. In addition, the taxation authority is currently auditing the tax year that has the remaining unrecognized tax benefits balance. As a result, the Company anticipates settlement of the unrecognized tax benefits within one year of the balance sheet date.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 7 INCOME TAXES (Continued)

        The Company or its subsidiaries file income tax returns in Canada, the United States, and Mexico. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

  United States: 2005 to 2009
  Canada: 2002 to 2009
  Mexico: 2004 to 2009

        As discussed previously, a portion of the liability and accrued interest and penalties arising from the 2007 acquisitions were reduced due to a lapse of the statute of limitations for those tax years. As at December 31, 2009, the tax liabilities decreased to $0.5 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2009	$1,269
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Additions for Tax Positions of Prior Years	—
Reductions for Tax Positions of Prior Years	—
Reduction for Lapse of Statute of Limitations	(784)
Other	—

Balance at December 31, 2009	$485

NOTE 8 SHAREHOLDERS' EQUITY

  US Gold Common Stock

        On November 30, 2006, shareholders approved an increase in the number of shares reserved under the Company's Equity Incentive Plan (the "Plan") from 5 million to 9 million shares (see Note 9).

        On May 19, 2009, the Company issued 22 million shares of common stock at a price of $2 per share (before the underwriters' commissions and expenses) in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to 3.3 million additional shares of common stock to cover over-allotments. On May 26, 2009, the underwriters exercised their over-allotment option to purchase 3.15 million of the 3.3 million shares of common stock at a price of $2 per share (before the underwriters' commissions and expenses).

        Gross proceeds from the 25.15 million shares sold in the offering totaled $50.3 million with net recorded proceeds to the Company being $46.3 million, which is net of the underwriters' commissions and expenses, legal fees, securities listing costs, printing and other costs.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 8 SHAREHOLDERS' EQUITY (Continued)

        On February 22, 2006, the Company completed a private placement of 16.7 million subscription receipts at $4.50 per subscription receipt, from which the Company received $75.15 million in gross proceeds. Effective August 10, 2006, each subscription receipt was converted, for no additional payment, into one share of the Company's common stock and one-half of one common stock purchase warrant. Each whole warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. In connection with this private placement, the Company issued compensation options entitling the broker-dealer which acted as the placement agent to acquire, for no additional consideration, broker warrants to acquire up to 1.0 million units at an exercise price of $4.50 per unit until August 22, 2007. Each unit consisted of one share of our common stock and one-half of one warrant. These compensation options were converted into broker warrants contemporaneously with the conversion of the subscription receipts on August 10, 2006. The broker warrants were exercised in 2007. As at December 31, 2009, there were 8.9 million warrants outstanding.

  Exchangeable Shares and 2007 Acquisitions Related Transactions

        In connection with the 2007 acquisitions, the Company's wholly-owned subsidiary, US Gold Canadian Acquisition Corporation, issued an aggregate of 43 million exchangeable shares. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company.

        Accordingly, remaining exchangeable shares are included as part of the consolidated share capital of the Company. The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of the Company's Series A Special Voting Preferred Stock ("Special Voting Share") pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of Canadian Exchange Co. issued and outstanding from time to time and which are not owned by US Gold or any subsidiary. Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company's common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent is not required, except to the extent it is entitled to vote with the holders of shares of common stock for taking any corporate action. Through December 31, 2009, approximately 29.9 million exchangeable shares had been converted into an equivalent amount of common stock of the Company. At December 31, 2009, total outstanding exchangeable shares not held by the Company totaled 15.4 million.

        In connection with the acquisition of the Acquired Companies, the Company assumed remaining stock options covering 0.8 million shares of the Company's common stock. Following the exercise of 0.2 million options and expiration of 0.5 million options during 2007 and expiration of 0.1 million options during 2008, there were no options outstanding as of December 31, 2008.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 9 STOCK BASED COMPENSATION

        Effective March 17, 1989, our Board of Directors adopted the U.S. Gold Corporation Non-Qualified Stock Option and Stock Grant Plan, or the "US Gold Plan." On October 3, 2005, the Board of Directors amended the US Gold Plan to provide for an increase in the number of authorized shares from 3.5 million to 5 million. Our stockholders approved this amendment on November 14, 2005.

        On October 19, 2006, our Board of Directors approved the amendment and restatement to the US Gold Plan to:

  (1)
  provide for the grant of incentive options under Section 422 of the Internal Revenue Code (the "Code"), which provide potential tax benefits to the recipients compared to non-qualified options;

  (2)
  increase the number of shares of U.S. Gold common stock reserved for issuance under the US Gold Plan by 4 million, for a total of 9 million shares;

  (3)
  specify that no more than 1 million shares may be subject to grants of options to an individual in a calendar year;

  (4)
  provide that awards under the US Gold Plan can be granted to employees, consultants, advisors, and directors as the Board of Directors or committee administering the plan determines in its discretion and to provide that the committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors;

  (5)
  provide the grant of restricted stock; and

  (6)
  change the name of the US Gold Plan to US Gold Equity Incentive Plan.

        The amendment and restatement of the US Gold Incentive Plan was approved at the Company's annual meeting of shareholders on November 30, 2006.

        Under the Plan, as amended by shareholders on November 30, 2006, a total of 9 million shares of common stock are reserved for issuance thereunder.

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at or above market value as of the date of the grant. During 2009, the Company issued 66,667 shares (2008—33,333) upon exercise of stock options under the Plan, at an exercise price of $2.12 (2008—$2.12) per share for proceeds of approximately $141,334 (2008—$70,666). During 2007, the Company issued 0.3 million shares upon exercise of stock options under the Plan as well as for exercise of stock options assumed by the Company in the acquisitions, at exercise prices ranging from $1.81 to $4.14 per share for proceeds of approximately $0.5 million. During 2009 the Company granted stock options to certain employees for aggregate of 1.3 million (2008—0.7 million, 2007—0.3 million) shares at an exercise price of $0.91 (2008—$1.69 to $3.57, 2007—$5.01) per share. The options vest equally over three year period if the employee remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue. During 2009, stock options for 72,334 shares at exercise prices ranging from $5.01 to $8.30 per share, expired by their terms.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 9 STOCK BASED COMPENSATION (Continued)

        The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions;

	2009	2008	2007
Risk-free interest rate	1.93% to 3.70%	1.80% to 3.77%	4.70% to 5.10%
Dividend yield	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	103% to 110%	103% to 110%	116% to 125%
Weighted-average expected life of option	6.6 years	6.5 years	6.5 years
Weighted-average grant date fair value	$0.81	$2.05	$4.33

        During the period ending December 31, 2009, the Company recorded stock option expense of $1.3 million (December 31, 2008—$0.4 million; December 31, 2007—$2.2 million).

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands, except per share and year data)
Balance at December 31, 2006	1,427	$3.68	9.1
Granted	302	$5.01
Exercised	(159)	$2.12		$447
Expired	(67)	$2.12

Balance at December 31, 2007	1,503	$4.18	8.4
Granted	695	$2.49
Exercised	(33)	$2.12		$58
Expired	(671)	$4.45

Balance at December 31, 2008	1,494	$3.32	8.2
Granted	1,277	$0.91
Exercised	(67)	$2.12		$5
Expired	(72)	$5.22

Balance at December 31, 2009	2,632	$2.13	8.1	$2,429

Exercisable at December 31, 2009	866	$3.65	6.8	$239

        At December 31, 2009 there was $0.6 million of unrecognized compensation cost related to 1.8 million unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 10 LOSS PER SHARE

        The computations for basic loss per common share are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share)
Net loss for the year	$27,698	$131,111	$28,546
Weighted average number of common shares	112,224	96,641	81,955

Loss per common share	$0.25	$1.36	$0.35

NOTE 11 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES

        The Company had rental expense under operating leases of $0.1 million each in the years December 31, 2009, 2008 and 2007.

        At December 31, 2009, the Company is obligated under long term leases covering office space and option payments on properties for the following minimum obligations:

Lease Obligation
(in thousands)
2010	$1,127
2011	225
2012	50
2013	50
2014	50

        Approximately 348 claims covering the area of the property known as Tonkin North are owned by unaffiliated parties and held by the Company under a lease agreement. The term of this lease expires January 1, 2011 and may be extended from year to year, up to a maximum of 99 years, by production from or other activities on the leased claims. The lease requires payment of an annual advance royalty in the amount of $0.2 million or the value of 568.75 ounces of gold, whichever is greater, due in January of each year.

        The Company holds an interest in the Cornerstone property (156 claims) pursuant to a mining lease made effective as of May 25, 2004 (the "Lease") which extends for a period of 10 years and is renewable in 5-year increments to a maximum term not exceeding 99 years, subject to certain conditions. The Lease requires annual minimum advance royalty payments of the greater of $50,000 or the dollar equivalent of 130 ounces of gold.

        During 2008, the Company signed an option agreement to buy 100% of the third party concession containing 281.7 acres in the Palmarito area in Mexico. Under the options agreement, the Company is required to make payments of $0.8 million over 4 years, of which, $0.4 million has already been paid by the end of 2009.

        The Company has transferred its interest in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 11 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 RELATED PARTY TRANSACTIONS

        Effective January 1, 2009, the Company renewed its management services agreement ("Services Agreement") with 2083089 Ontario Inc. ("208") pursuant to which the Company agreed to reimburse 208 for office operating costs. A similar contract was entered into between the Company and 208 for calendar year 2008 expiring on December 31. A company owned by Robert McEwen, the chairman and chief executive officer of the Company and beneficial owner of more than 5% of our voting securities, is the owner of 208. Mr. McEwen is also the chief executive officer and director of 208. The Company paid $0.2 million in 2009 and $0.3 million in 2008 under these agreements.

        During the fourth quarter of 2009, the Company entered into an amended Services Agreement reflecting lower overall costs for the Company as a result of a decreased allocation of office operating costs. On March 10, 2009, the Company entered into a $5 million standby credit facility agreement with Mr. McEwen. Amounts under the credit facility could be drawn at any time with amounts borrowed repayable after 15 months from the date of the note. Amounts borrowed are charged interest at a rate equal to 5% above the US prime rate and payable quarterly. A 1% annual standby fee is charged on the unused portion of the credit facility and is also payable quarterly. Effective August 5, 2009, the Company terminated its standby credit facility agreement with Mr. McEwen. No amounts were drawn under this facility prior to termination. Standby fees of $9,861 were paid during 2009.

        Pursuant to the public offering discussed in note 8, Mr. McEwen purchased 4 million shares of the 22 million shares of common stock sold on May 19, 2009. There were no underwriter discounts or commissions charged on Mr. McEwen's purchase; otherwise, Mr. McEwen purchased the stock on the same terms as other purchasers.

        Each of the above agreements were approved or ratified by the independent members of the Company's Board of Directors.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 13 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2009, 2008 and 2007:

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(4,810)	$(3,908)	$(15,083)	$(3,897)
Net loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.03)
Weighted average shares outstanding—basic and diluted	96,676	108,050	121,893	121,893

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(5,917)	$(3,752)	$(114,806)	$(6,636)
Net loss per share—basic and diluted	$(0.06)	$(0.04)	$(1.19)	$(0.07)
Weighted average shares outstanding—basic and diluted	96,534	96,676	96,676	96,676

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(8,724)	$(8,363)	$(6,023)	$(5,436)
Net loss per share—basic and diluted	$(0.17)	$(0.09)	$(0.06)	$(0.06)
Weighted average shares outstanding—basic and diluted	51,748	88,259	94,108	94,923

NOTE 14 OPERATING SEGMENT REPORTING

        US Gold is a gold and silver exploration company. US Gold's major operations include Nevada and Mexico. The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for precious metals. Operations not actively engaged in the exploration for precious metals are aggregated at the corporate level for segment reporting purposes.

	For the year ended December 31, 2009
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$2,919	$1,275	$—	$4,194
Exploration costs	4,418	3,405	417	8,240
Operating loss	(24,302)	(7,475)	(3,982)	(35,759)
Mineral property interests	231,957	7,901	—	239,858
Total assets	238,406	15,486	38,087	291,979

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

NOTE 14 OPERATING SEGMENT REPORTING (Continued)

	For the year ended December 31, 2008
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$1,873	$1,440	$6	$3,319
Exploration costs	4,563	5,833	431	10,827
Goodwill impairment	107,017	—	—	107,017
Operating loss	(116,851)	(7,884)	(5,649)	(130,384)
Mineral property interests	247,912	7,901	—	255,813
Total assets	254,352	17,348	5,977	277,677

	For the year ended December 31, 2007
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$1,498	$1,420	$154	$3,072
Exploration costs	18,047	1,242	718	20,007
Operating loss	(20,398)	(3,008)	(8,887)	(32,293)

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

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
10.1
Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.1, File No. 000-9137)
10.2
First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.2, File No. 000-9137)
10.3
Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.3, File No. 000-9137)
10.4
Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, File No. 000-9137)
10.5
Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)
10.6
Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)
10.7
Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)
10.8
Fourteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated December 23, 2008 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.8, File No. 001-33190)
10.9
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

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
10.13	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137)
10.14	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190)
10.15
Employment Agreement between the Company and Ian Ball dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2008, Exhibit 10.19, File No. 001-33190)
10.16
Employment Agreement between the Company and Stefan Spears dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2008, Exhibit 10.20, File No. 001-33190)
10.17
Management Services Agreement between the Company and 2083089 Ontario Inc. dated January 14, 2008 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.25, File No. 001-33190)
*21	Subsidiaries of the Company
*23.1	Consent of KPMG LLP (Toronto), Independent Registered Public Accounting Firm
*23.2	Consent of KPMG LLP (Denver), Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*
Filed with this report

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION
	By:	/s/ ROBERT R. MCEWEN
Dated: March 12, 2010		Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2010
/s/ PERRY Y. ING Perry Y. Ing	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 12, 2010
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 12, 2010
/s/ PETER BOJTOS Peter Bojtos	Director	March 12, 2010
/s/ DECLAN J.COSTELLOE Declan J. Costelloe	Director	March 12, 2010

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on March 16, 2007 (incorporated by reference from the Definitive Proxy Statement filed with the SEC on February 9, 2007, File No. 001-33190).
3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2007 (incorporated by reference from the Report on Form 8-K dated October 30, 2007, Exhibit 3.2, File No. 001-33190)
10.1
Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 1, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.1, File No. 000-9137)
10.2
First Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, effective as of January 10, 1986 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.2, File No. 000-9137)
10.3
Sixth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 29, 1989 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.3, File No. 000-9137)
10.4
Eighth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated April 20, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, File No. 000-9137)
10.5
Ninth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated January 22, 1992 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.6, File No. 000-9137)
10.6
Eleventh Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated June 28, 1993 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.8, File No. 000-9137)
10.7
Twelfth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated November 27, 1995 (incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, Exhibit 10.9, File No. 000-9137)
10.8
Fourteenth Amendment to Mining Lease by and between Lyle F. Campbell, Julian E. Simpson and Jean C. Simpson, and Tonkin Springs Gold Mining Company, dated December 23, 2008 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.8, File No. 001-33190)
10.9
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

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
10.13	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137)
10.14	Employment Agreement between the Company and Perry Ing dated February 21, 2008 (incorporated by reference from the Report on Form 8-K dated February 28, 2008, Exhibit 10.1, File No. 001-33190)
10.15
Employment Agreement between the Company and Ian Ball dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2008, Exhibit 10.19, File No. 001-33190)
10.16
Employment Agreement between the Company and Stefan Spears dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2008, Exhibit 10.20, File No. 001-33190)
10.17
Management Services Agreement between the Company and 2083089 Ontario Inc. dated January 14, 2008 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.25, File No. 001-33190)
*21	Subsidiaries of the Company
*23.1	Consent of KPMG LLP (Toronto), Independent Registered Public Accounting Firm
*23.2	Consent of KPMG LLP (Denver), Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*
Filed with this report