Form 10-Q
period 2010-03-31
U S GOLD CORP
filed 2010-05-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,213,831 shares outstanding as of May 5, 2010.

US GOLD CORPORATION

Index

Part I      FINANCIAL INFORMATION

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

COSTS AND EXPENSES:
General and administrative	1,369	1,060
Property holding costs	1,648	1,486
Exploration costs	4,209	1,724
Accretion of asset retirement obligation	71	133
Depreciation	130	160
Gain on sale of assets	—	(7)
Total costs and expenses	7,427	4,556

Operating loss	(7,427)	(4,556)

OTHER INCOME (EXPENSE):
Interest income	16	35
Interest expense	(17)	(4)
Foreign currency gain (loss)	550	(285)
Total other income (expense)	549	(254)

Net loss	(6,878)	(4,810)
OTHER COMPREHENSIVE LOSS:
Unrealized gain on available-for-sale securities, net of taxes	8	—
Comprehensive loss	$(6,870)	$(4,810)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.06)	$(0.05)
Weighted average common shares outstanding:
-basic and diluted	121,898	96,676

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,898	$27,690
Short-term investments	12,979	12,946
Gold bullion - note 2	3,616	2,760
Other current assets	1,159	976
Total current assets	37,652	44,372

Mineral property interests - note 3	239,858	239,858
Restrictive time deposits for reclamation bonding - note 3	4,777	4,777
Property and equipment, net - note 4	3,687	2,888
Other assets	80	84

TOTAL ASSETS	$286,054	$291,979

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,738	$1,163
Current portion of asset retirement obligation - note 3	193	200
Current deferred income tax liability	393	393
Other current liabilities	110	93
Total current liabilities	2,434	1,849

Asset retirement obligation, less current portion - note 3	5,941	5,863
Deferred income tax liability	80,572	80,572
Other liabilities	472	469
Total liabilities	$89,419	$88,753

Shareholders’ equity:
Common stock, no par value, 250,000 shares authorized;
Common: 115,838 shares as of March 31, 2010 and 106,538 shares as of December 31, 2009 issued and outstanding
Exchangeable: 6,070 shares as of March 31, 2010 and 15,355 shares as of December 31, 2009 issued and outstanding	502,065	501,786
Accumulated deficit	(305,153)	(298,275)
Accumulated other comprehensive loss	(277)	(285)
Total shareholders’ equity	196,635	203,226

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$286,054	$291,979

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
Balance, December 31, 2008	96,676	$454,052	$(281)	$(270,577)	$183,194
Stock-based compensation	—	384	—	—	384
Net loss	—	—	—	(4,810)	(4,810)
Balance, March 31, 2009	96,676	$454,436	$(281)	$(275,387)	$178,768

Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	265	—	—	265
Exercise of stock options	15	14	—	—	14
Unrealized gain on marketable equity securities	—	—	8	—	8
Net loss	—	—	—	(6,878)	(6,878)
Balance, March 31, 2010	121,908	$502,065	$(277)	$(305,153)	$196,635

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For Three Months Ended March 31,
	2010	2009
Cash flows used in operating activities:
Cash paid to suppliers and employees	$(6,527)	$(3,781)
Cash used in operating activities	(6,527)	(3,781)
Cash flows from (used in) investing activities:
Additions to property and equipment	(928)	(29)
Investment in gold bullion	(856)	—
Decrease to restricted investments securing reclamation	—	58
Cash (used in) provided by investing activities	(1,784)	29
Cash flows from financing activities:
Exercise of stock options	14	—
Cash provided by financing activities	14	—
Effect of exchange rate change on cash and cash equivalents	505	94
Decrease in cash and cash equivalents	(7,792)	(3,658)
Cash and cash equivalents, beginning of period	27,690	10,300
Cash and cash equivalents, end of period	$19,898	$6,642
Reconciliation of net loss to cash used in operating activities:
Net loss	$(6,878)	$(4,810)
Adjustments to reconcile net loss from operating activities:
Change in interest receivable	—	(15)
Stock-based compensation	265	384
Accretion of asset retirement obligation	71	133
Depreciation	130	160
Foreign exchange gain	(505)	(94)
Changes in non-cash working capital items:
Increase in short-term investments	(33)	—
(Increase) decrease in other assets related to operations	(172)	108
Increase in liabilities related to operations	595	353
Cash used in operating activities	$(6,527)	$(3,781)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2010 and 2009, the consolidated balance sheets as of March 31, 2010 (unaudited) and December 31, 2009, the unaudited consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2010 and 2009, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

2.             Gold Bullion

The Company invested a portion of its cash in gold bullion.  Below is the balance of its holdings as at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(dollars in thousands, except per ounce)
# of ounces	3,636	2,824
Average cost per ounce	$989	$975
Total cost	$3,616	$2,760
Fair market value per ounce	$1,116	$1,088
Total fair market value	$4,056	$3,073

The fair market value of gold was based on the daily London P.M. fix as at March 31, 2010 and December 31, 2009.  Since ASC Topic 815 does not consider gold to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2010

3.             Mineral Property Interests and Asset Retirement Obligations

At March 31, 2010, the Company holds mineral interests in Nevada and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral Mine in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The costs of undiscounted projected reclamation of the Magistral Mine are currently estimated at $2.5 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2010 and December 31, 2009, had cash bonding in place of $4.8 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the three months ended March 31, 2010 and year ended December 31, 2009 are as follows (in thousands):

		Year ended
	March 31,	December 31,
	2010	2009
Asset retirement obligation liability - opening balance	$6,063	$5,863
Settlements	—	(328)
Non-cash settlement	—	(100)
Accretion of liability	71	762
Adjustment reflecting updated estimates	—	(134)
Asset retirement obligation liability - ending balance	$6,134	$6,063

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three months ended March 31, 2010 or the year ended December 31, 2009 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time.  As at March 31, 2010, the current portion of the asset retirement obligation was $0.2 million (December 31, 2009 - $0.2 million).

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2010

4.             Property and Equipment

At March 31, 2010 and December 31, 2009, respectively, property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Trucks and trailers	$979	$913
Office furniture and equipment	560	560
Drill rigs	180	180
Building	808	808
Land	948	86
Mining equipment	964	964
Inactive milling equipment	778	778
Subtotal	$5,217	$4,289
Less: accumulated depreciation	(1,530)	(1,401)
Total	$3,687	$2,888

5.             Shareholders’ Equity

During the three months ended March 31, 2010, 9.3 million exchangeable shares were converted into common stock.  At March 31, 2010, total outstanding exchangeable shares not exchanged totaled 6.1 million.

During the three months ended March 31, 2010, the Company issued 15,000 shares of common stock upon exercise of stock options at an exercise price of $0.91 per share for proceeds of $13,650.  There were no exercises during the three months ended March 31, 2009.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2010

6.             Stock Options

During the first quarter of 2010, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.7 million shares (2009 — 1.3 million) of common stock at an exercise price of $2.51 (2009 - $0.91) per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three months ended March 31, 2010 and March 31, 2009, the Company recorded stock option expense of $0.3 million and $0.4 million, respectively, related to the service period.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three month periods ended March 31, 2010 and 2009 were as follows:

	March 31, 2010	March 31, 2009
Risk-free interest rate	2.73% to 3.10%	1.93% to 2.52%
Dividend yield	n/a	n/a
Volatility factor of the expected market price of common stock	93% to 94%	106% to 110%
Weighted-average expected life of option	6.4 years	6.7 years
Weighted-average grant date fair value	$2.00	$0.80

7.             Related Party Transactions

Effective January 1, 2010, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  A similar contract existed between the Company and 208 for calendar year 2009.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208.  During the three month periods ended March 31, 2010 and March 31, 2009, the Company paid $10,045 and $43,174, respectively, under these agreements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2010

8.             Operating Segment Reporting

US Gold is a gold and silver exploration company.  US Gold’s major operations include Nevada and Mexico.  The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for precious metals.  Operations not actively engaged in the exploration for precious metals are aggregated at the corporate level for segment reporting purposes.

	Operating Segments
	(in thousands)
			Corporate &
	USA	Mexico	Other	Total
For the three months ended March 31, 2010
Property holding costs	$1,144	$504	$—	$1,648
Exploration costs	1,360	2,717	132	4,209
Operating loss	(2,660)	(3,499)	(1,268)	(7,427)
As of March 31, 2010
Mineral property interests	$231,957	$7,901	$—	$239,858
Total assets	238,586	16,628	30,840	286,054

			Corporate &
	USA	Mexico	Other	Total
For the three months ended March 31, 2009
Property holding costs	$1,116	$355	$15	$1,486
Exploration costs	396	979	349	1,724
Operating loss	(1,762)	(1,473)	(1,321)	(4,556)
As of December 31, 2009
Mineral property interests	$231,957	$7,901	$—	$239,858
Total assets	238,406	15,486	38,087	291,979

9.             Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of May 5, 2010 for the foreseeable future. It also analyzes our financial condition at March 31, 2010 and compares it to our financial condition at December 31, 2009.  Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2010 and compares those results to the three months ended March 31, 2009.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2009.

Plan of Operation

Our plan of operation for 2010 is to continue to advance our two primary projects, the Gold Bar Project in Nevada and the El Gallo Project in Mexico.  In April 2010, we completed a Preliminary Economic Assessment on the Gold Bar Project which, subject to the assumptions and conditions set forth therein, estimates favorable economic returns at the current gold prices.  The complete text of the Assessment, including these assumptions, is available on SEDAR at www.sedar.com.  We now intend to begin the process of preparing information required for environmental permitting and preparation of a pre-feasibility study on this project.

The company-wide exploration budget for 2010 is approximately $17.2 million which may be re-evaluated during the year.  The initial allocation between Nevada and Mexico for exploration spending is $3.9 million for Nevada and $13.3 million for Mexico which is also subject to re-evaluation based on actual exploration results and permitting status.  These amounts also include expenditures for resource updates and Preliminary Economic Assessments for our projects.  Corporate general and administrative overhead costs for 2010 is anticipated to be approximately $4.9 million with property holding costs projected to be an additional $4.5 million.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $35.2 million, comprised of current assets of $37.6 million, which includes $3.6 million of gold bullion, and current liabilities of $2.4 million.  This represents a decrease of approximately $7.3 million from the working capital of $42.5 million at fiscal year end December 31, 2009.

Our only sources of capital at present include cash on hand, short-term investments, gold bullion and the possible exercise of options and warrants since we are not generating revenue.  Based on current spending projections, our cash balance on hand is expected to be sufficient to fund ongoing operations through the third quarter of 2011.

Net cash used in operations for the three months ended March 31, 2010 increased to $6.5 million from $3.8 million for the corresponding period in 2009.  Cash paid to suppliers and employees increased to $6.5 million during the 2010 period from $3.8 million during the 2009 period, primarily reflecting increased exploration activities in Mexico and Nevada.  Cash used in investing activities for the three months ended March 31, 2010 was $1.8 million, primarily due to additional purchases of gold bullion and land in Mexico, compared to cash provided by investing activities of $29,764 in the comparable period of 2009.

Cash provided by financing activities for the first three months of 2010 was $13,650 from the exercise of stock options compared to nil in the comparable period of 2009.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

For the three months ended March 31, 2010, we recorded a net loss of $6.9 million, or $0.06 per share, compared to a net loss for the corresponding period of 2009 of $4.8 million or $0.05 per share.  The increase for the first quarter of 2010 compared to the first quarter of 2009 reflects our accelerated exploration efforts, especially in Mexico.

General and administrative expense for the three months ended March 31, 2010 increased by $0.3 million to $1.4 million compared to $1.1 million for the same period in 2009, partially due to increases in staff and salaries.

Property holding costs during the 2010 period slightly increased by $0.1 million to $1.6 million compared to $1.5 million for the same period in 2009.  Exploration costs for the first quarter of 2010 increased by $2.5 million to $4.2 million as compared to $1.7 million for the same period of 2009, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

Total stock-based compensation expense in the 2010 period decreased to $0.3 million compared to $0.4 million for the same period of 2009, reflecting a lower number of options granted during 2010.  Stock-based compensation expense is split between the general and administrative and exploration costs lines within the unaudited Consolidated Statements of Operations and Comprehensive Loss.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended March 31, 2010 and 2009 remained constant at $0.1 million.  Interest income in the 2010 period decreased to $16,382 compared to $34,759 in 2009, reflecting lower average yields on interest-bearing deposits during 2010.  During the first quarter of 2010, we recorded a foreign currency exchange gain of $0.6 million, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2009.

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

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of purchasing capital assets in US dollar terms in Canada and Mexico, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in US dollar terms in foreign countries.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $15.3 million at March 31, 2010, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.1 million in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold bullion which is recorded at cost.  Gold prices may fluctuate widely from time to time.  Based on our gold holdings of $3.6 million at March 31, 2010, a 10% reduction in the price of gold would decrease our working capital by approximately $0.4 million.  At March 31, 2010, this gold bullion had a fair value of $4.1 million.

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

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A.  Risk Factors

On March 1, 2010, Nevada’s State Assembly and Senate passed Assembly Bill No. 6 (“AB6”) in an effort to balance the state budget by reducing expenditures and increasing certain fees.  Among those fee increases was a one-time fee payable in conjunction with the annual filing of an affidavit of the work performed on or improvements made to a mining claim, or an affidavit of the intent to hold a mining claim with a tiered fee structure applied for holders of 11 or more claims.  The fee ranges from $70 per claim for holders of 11 to 199 claims up to $195 per mining claim for holders of 1,300 or more claims as of the date of filing.  The Company is still reviewing the potential impact of this bill, however, as one of the state’s largest claim holders, US Gold and its subsidiaries in the state would have to pay approximately $1.6 million due to this fee on or before June 1, 2011, based on the number of claims held at December 31, 2009.  AB6 was signed by the Governor of Nevada on March 12, 2010.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: May 7, 2010	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: May 7, 2010	By Perry Y. Ing, Vice President and
Chief Financial Officer