Form 10-Q
period 2010-06-30
U S GOLD CORP
filed 2010-08-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,502,206 shares outstanding as of August 4, 2010.

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
COSTS AND EXPENSES:
General and administrative	1,245	1,671	2,614	2,731
Property holding costs	471	309	2,119	1,794
Exploration costs	4,189	1,900	8,398	3,624
Accretion of asset retirement obligation	116	133	187	266
Depreciation	109	162	239	323
(Gain) loss on disposal of assets	(3)	8	(3)	2
Write-off of mineral property interests	5,878	—	5,878	—
Total costs and expenses	12,005	4,183	19,432	8,740

Operating loss	(12,005)	(4,183)	(19,432)	(8,740)

OTHER INCOME (EXPENSE):
Interest income	24	25	40	60
Interest expense	12	(80)	(5)	(83)
Foreign currency (loss) gain	(733)	330	(183)	45
Total other (expense) income	(697)	275	(148)	22

Loss before income taxes	(12,702)	(3,908)	(19,580)	(8,718)
Recovery of income taxes	1,999	—	1,999	—
Net loss	(10,703)	(3,908)	(17,581)	(8,718)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	(8)	—	—	—
Comprehensive loss	$(10,711)	$(3,908)	$(17,581)	$(8,718)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.10)	$(0.04)	$(0.16)	$(0.09)
Weighted average common shares outstanding:
- basic and diluted	121,918	108,050	121,938	102,395

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As At	As At
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,906	$27,690
Short-term investments	939	12,946
Gold bullion - note 2	3,616	2,760
Other current assets	1,280	976
Total current assets	30,741	44,372

Mineral property interests - note 3	233,981	239,858
Restrictive time deposits for reclamation bonding - note 3	4,777	4,777
Property and equipment, net - note 4	4,142	2,888
Other assets	77	84

TOTAL ASSETS	$273,718	$291,979

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,570	$1,163
Current portion of asset retirement obligation - note 3	204	200
Current deferred income tax liability	393	393
Other current liabilities	98	93
Total current liabilities	2,265	1,849

Asset retirement obligation, less current portion - note 3	6,031	5,863
Deferred income tax liability	78,573	80,572
Other liabilities	472	469
Total liabilities	$87,341	$88,753

Shareholders’ equity:
Common stock, no par value, 250,000 shares authorized; Common: 116,449 shares as of June 30, 2010 and 106,538 shares as of December 31, 2009 issued and outstanding Exchangeable: 5,516 shares as of June 30, 2010 and 15,355 shares as of December 31, 2009 issued and outstanding	502,518	501,786
Accumulated deficit	(315,856)	(298,275)
Accumulated other comprehensive loss	(285)	(285)
Total shareholders’ equity	186,377	203,226

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$273,718	$291,979

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
Balance, December 31, 2008	96,676	$454,052	$(281)	$(270,577)	$183,194
Sale of shares for cash, net of issuance costs	25,150	46,301	—	—	46,301
Exercise of stock options	67	141	—	—	141
Stock-based compensation	—	735	—	—	735
Net loss	—	—	—	(8,718)	(8,718)
Balance, June 30, 2009	121,893	$501,229	$(281)	$(279,295)	$221,653

Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	643	—	—	643
Exercise of stock options	72	89	—	—	89
Net loss	—	—	—	(17,581)	(17,581)
Balance, June 30, 2010	121,965	$502,518	$(285)	$(315,856)	$186,377

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For Six Months Ended June 30,
	2010	2009
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(12,371)	$(5,573)
Interest received	40	—
Cash used in operating activities	$(12,331)	$(5,573)
Cash flows provided by (used in) investing activities:
Cash proceeds from short-term investments (maturity greater than 3 months)	12,007	—
Additions to property and equipment	(1,514)	(74)
Investment in gold bullion	(856)	—
Increase to restricted investments securing reclamation	—	(22)
Cash provided by (used in) investing activities	9,637	(96)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	46,301
Exercise of stock options	89	141
Cash provided by financing activities	89	46,442
Effect of exchange rate change on cash and cash equivalents	(179)	(195)
(Decrease) increase in cash and cash equivalents	(2,784)	40,578
Cash and cash equivalents, beginning of period	27,690	10,300
Cash and cash equivalents, end of period	$24,906	$50,878
Reconciliation of net loss to cash used in operating activities:
Net loss	$(17,581)	$(8,718)
Adjustments to reconcile net loss from operating activities:
Write-off of mineral property interests	5,878	—
Deferred income taxes	(1,999)	—
Change in interest receivable	—	(30)
Stock-based compensation	643	735
Accretion of asset retirement obligation	187	266
Depreciation	239	323
Foreign exchange loss	179	195
(Gain) loss on disposal of asset	(3)	2
Other operating adjustments and write-downs	—	(77)
Changes in non-cash working capital items:
(Increase) decrease in other assets related to operations	(273)	442
Increase in liabilities related to operations	399	1,289
Cash used in operating activities	$(12,331)	$(5,573)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

1.             Summary of Significant Accounting Policies

US Gold Corporation (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver. The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2010 and 2009, the consolidated balance sheets as of June 30, 2010 (unaudited) and December 31, 2009, the unaudited consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2010 and 2009, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

2.             Gold Bullion

The Company invested a portion of its cash in gold bullion.  Below is the balance of its holdings as at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(dollars in thousands, except per ounce)
# of ounces	3,636	2,824
Average cost per ounce	$989	$975
Total cost	$3,616	$2,760
Fair market value per ounce	$1,244	$1,088
Total fair market value	$4,523	$3,073

The fair market value of gold was based on the daily London P.M. fix as at June 30, 2010 and December 31, 2009.  Since ASC Topic 815 does not consider gold to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2010

3.             Mineral Property Interests and Asset Retirement Obligations

At June 30, 2010, the Company holds mineral interests in Nevada and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

During the second quarter of 2010, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas.  As a result, the Company allowed certain claims from two of its Nevada properties, Valmy and Timber Creek, to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $5.9 million, which was written off during the quarter, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.0 million.  This resulted in a net write-off for the Company of $3.9 million which is included in the net loss for the three and six month periods ended June 30, 2010.

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

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at June 30, 2010 and December 31, 2009, had cash bonding in place of $4.8 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the six months ended June 30, 2010 and year ended December 31, 2009 are as follows (in thousands):

		Year ended
	June 30,	December 31,
	2010	2009
Asset retirement obligation liability - opening balance	$6,063	$5,863
Settlements	(15)	(328)
Non-cash settlement	—	(100)
Accretion of liability	187	762
Adjustment reflecting updated estimates	—	(134)
Asset retirement obligation liability - ending balance	$6,235	$6,063

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three and six months ended June 30, 2010 or the year ended December 31, 2009 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time.  As at June 30, 2010, the current portion of the asset retirement obligation was $0.2 million (December 31, 2009 - $0.2 million).

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2010

4.             Property and Equipment

At June 30, 2010 and December 31, 2009, respectively, property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Trucks and trailers	$964	$913
Office furniture and equipment	566	560
Drill rigs	311	180
Building	808	808
Land	1,392	86
Mining equipment	956	964
Inactive milling equipment	778	778
Subtotal	$5,775	$4,289
Less: accumulated depreciation	(1,633)	(1,401)
Total	$4,142	$2,888

5.             Shareholders’ Equity

During the three and six months ended June 30, 2010, 0.6 million and 9.8 million exchangeable shares were converted into common stock.  At June 30, 2010, total outstanding exchangeable shares not exchanged totaled 5.5 million.

During the three and six months ended June 30, 2010, the Company issued 56,666 and 71,666 shares of common stock upon exercise of stock options at exercise prices of $0.91 and $1.69 per share for total proceeds of $0.1 million.  During the six months ended June 30, 2009, the Company issued 66,667 shares of common stock upon exercise of stock options at an exercise price of $2.12 per share for proceeds of $0.1 million.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2010

6.             Stock Options

During the first quarter of 2010, the Company granted stock options to certain employees, directors and consultants to purchase an aggregate of 0.7 million shares of common stock (2009 — 1.3 million) at an exercise price of $2.51 (2009 - $0.91) per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of grant.  There were no options granted during the second quarter of 2010 or 2009.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2010, the Company recorded stock option expense of $0.4 million and $0.6 million, respectively, related to the service period.  During the three and six months ended June 30, 2009, the Company recorded stock option expense of $0.4 million and $0.7 million, respectively, related to the service period.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	—	—	1.95% to 2.97%	1.93% to 2.52%
Dividend yield	—	—	n/a	n/a
Volatility factor of the expected market price of common stock	—	—	92% to 94%	106% to 110%
Weighted-average expected life of option	—	—	6.4 years	6.7 years
Weighted-average grant date fair value	—	—	$2.36	$0.77

7.             Related Party Transactions

Effective January 1, 2010, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  A similar contract existed between the Company and 208 for calendar year 2009.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208.  During the three and six month periods ended June 30, 2010, the Company paid $19,326 and $29,370, respectively, under these agreements.  For the three and six month periods ended June 30, 2009, the Company paid $45,337 and $88,511, respectively, under these agreements.

Beginning in the second quarter of 2010, an aircraft owned and operated by Lexam L.P (of which Mr. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and CEO of US Gold as well as two other junior mining companies, Mr. McEwen must travel extensively and frequently on short notice.

Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate. The Company’s independent board members have approved a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement.  The hourly amount that the Company has agreed to reimburse Mr. McEwen is well under half the full cost per hour of operating the aircraft or equivalent hourly charter cost and in any event less than even Mr. McEwen’s preferential charter rate. Where possible, trips also include other company personnel, both executives and non-executives, to maximize efficiency.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2010

7.             Related Party Transactions (Continued)

During the second quarter of 2010, Mr. McEwen’s private aircraft was used for business for approximately 4 hours of flight time for which costs of $8,848 were approved for reimbursement.

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

	Operating Segments
	(in thousands)
			Corporate &
	USA	Mexico	Other	Total
For the three months ended June 30, 2010
Property holding costs	$222	$249	$—	$471
Exploration costs	1,095	2,934	160	4,189
Operating loss	(7,391)	(3,437)	(1,177)	(12,005)
For the six months ended June 30, 2010
Property holding costs	$1,366	$753	$—	$2,119
Exploration costs	2,455	5,651	292	8,398
Operating loss	(10,051)	(6,936)	(2,445)	(19,432)
As of June 30, 2010
Mineral property interests	226,080	7,901	—	233,981
Total assets	232,573	17,604	23,541	273,718

			Corporate &
	USA	Mexico	Other	Total
For the three months ended June 30, 2009
Property holding costs	$96	$213	$—	$309
Exploration costs	861	1,109	(70)	1,900
Operating loss	(1,179)	(1,514)	(1,490)	(4,183)
For the six months ended June 30, 2009
Property holding costs	$1,211	$568	$15	$1,794
Exploration costs	1,257	2,088	279	3,624
Operating loss	(2,942)	(2,987)	(2,811)	(8,740)

9.             Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of August 5, 2010 for the foreseeable future. It also analyzes our financial condition at June 30, 2010 and compares it to our financial condition at December 31, 2009.  Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2010 and compares those results to the three and six months ended June 30, 2009.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2009.

Plan of Operation

Our plan of operation for 2010 is to continue to advance our two primary projects, the Gold Bar Project in Nevada and the El Gallo Project in Mexico.  In April 2010, we completed a Preliminary Economic Assessment on the Gold Bar Project which, subject to the assumptions and conditions set forth therein, estimates favorable economic returns at the current gold prices.  The complete text of the Assessment, including these assumptions, is available on SEDAR at www.sedar.com and our website at www.usgold.com/resources.  We continue to prepare information required for environmental permitting and preparation of a pre-feasibility study on this project.

In July 2010, we completed an initial resource estimate on the El Gallo Project, in accordance with the standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101 (“NI 43-101”).  The resource estimate was based on 97,110 feet (29,600 m) of core drilling.  El Gallo contains mineralized material of 7.4 million tons with an average grade of 3.4 oz silver/ton.  There were two cut-off grades since two different process methods are being considered.  Mineralized material cutoff grades were 1.3 oz silver/ton for sulphide/oxide mineralization using a mill recovery process and 0.7 oz silver/ton for the near surface oxide mineralization using a heap leaching recovery process.

As a company listed on the Toronto Stock Exchange, we are required to comply with NI 43-101, which requires the preparation of a technical report and includes estimates of potential mineral resources for further targeted exploration disclosed pursuant to the applicable provisions of NI 43-101.  However, U.S. reporting requirements for disclosure of mineral properties are governed by the SEC and included in the SEC’s Securities Act Industry Guide 7 entitled “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” (“Guide 7”).  NI 43-101 and Guide 7 standards are substantially different.  For example, the SEC only permits the disclosure of proven or probable reserves, which in turn, requires the preparation of a feasibility study demonstrating the economic and legal feasibility of mining and processing the mineralization.  We have not received a feasibility study with regard to our El Gallo property and therefore the El Gallo property has no “reserves” as defined by Guide 7.  We cannot be certain that any part of the mineralized material at the El Gallo property will ever be confirmed or converted into Guide 7 compliant “reserves”.  U.S. investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that any of the mineralized material can be economically or legally extracted.

For the second half of 2010, we plan to drill up to 230,000 additional feet (70,000 m), focusing on extending known mineralization and testing peripheral targets surrounding El Gallo as well as evaluating other projects in the region within our property package.  In addition, we intend to complete a Preliminary Economic Assessment and updated resource estimate for El Gallo prior to the end of 2010.

The company-wide exploration budget for 2010 is approximately $17.4 million.  The allocation between Nevada and Mexico for exploration spending is $4.0 million for Nevada and $13.4 million for Mexico which is subject to re-evaluation based on actual exploration results and permitting status.  These amounts also include expenditures for resource updates and Preliminary Economic Assessments for our projects.  As of June 30, 2010, we spent approximately $2.5 million and $5.7 million in exploration costs in Nevada and Mexico, respectively.  Corporate general and administrative overhead and property holding costs for 2010 are anticipated to be approximately $4.8 million and $4.1 million, respectively.  As of June 30, 2010, we spent approximately $2.6 million and $2.1 million on general and administrative and property holding costs, respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $28.5 million, comprised of current assets of $30.7 million, which includes $3.6 million of gold bullion, and current liabilities of $2.2 million.  This represents a decrease of approximately $14.0 million from the working capital of $42.5 million at fiscal year end December 31, 2009.

Our only sources of capital at present include cash on hand, short-term investments, gold bullion and the possible exercise of options and warrants since we are not generating revenue.  Based on current spending projections, our cash, short-investments and gold bullion balances are expected to be sufficient to fund ongoing operations until approximately the third quarter of 2011.  We expect to continue depleting our working capital as we spend cash on the exploration and other activities described above under “Plan of Operation”.

Net cash used in operations for the six months ended June 30, 2010 decreased to $12.3 million from $5.6 million for the corresponding period in 2009, mainly due to increases in cash paid to suppliers and employees.  Cash paid to suppliers and employees increased to $12.4 million during the 2010 period from $5.6 million during the 2009 period, primarily reflecting increased exploration activities in Mexico and Nevada.  Cash provided by investing activities for the six months ended June 30, 2010 was $9.6 million, primarily due to the redemption of our short-term US Treasury Bills of $12 million that matured during the second quarter of 2010 and partially offset by additional purchases of gold bullion and land in Mexico, compared to cash used in investing activities of $0.1 million in the comparable period of 2009.

Cash provided by financing activities for the first six months of 2010 was $0.1 million from the exercise of stock options compared to $46.4 million from the public offering of 25 million shares and exercise of stock options in the comparable period of 2009.

Results of Operations

Six months ended June 30, 2010 compared to six months ended June 30, 2009

For the six months ended June 30, 2010, we recorded a net loss of $17.6 million, or $0.16 per share, compared to a net loss for the corresponding period of 2009 of $8.7 million or $0.09 per share.  The increase for the first half of 2010 compared to the first half of 2009 reflects our accelerated exploration efforts, especially in Mexico. Excluding the write-off of mineral property interests recorded during the second quarter of 2010 of $3.9 million (net of future income taxes recovery of $2.0 million), the net loss for the first half of 2010 would have been $13.7 million or $0.11 per share.

General and administrative expense for the six months ended June 30, 2010 decreased slightly by $0.1 million to $2.6 million compared to $2.7 million for the same period in 2009.

Property holding costs during the first half of 2010 increased by $0.3 million to $2.1 million compared to $1.8 million for the same period in 2009, mainly due to an increase in our annual royalty payment to our lessors of our Nevada properties as a result of the increase in gold prices in January 2010.  Exploration costs for the first half of 2010 increased by $4.8 million to $8.4 million as compared to $3.6 million for the same period of 2009, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

Total stock-based compensation expense in the first half of 2010 decreased by $0.1 million to $0.6 million compared to $0.7 million for the same period of 2009, reflecting a higher number of forfeitures in 2010.  Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the unaudited Consolidated Statements of Operations and Comprehensive Loss.

Accretion of the asset retirement obligation in Nevada and Mexico for the six months ended June 30, 2010 decreased to $0.2 million compared to $0.3 million in the same period of 2009.  During the first half of 2010, we recorded a foreign currency exchange loss of $0.2 million, reflecting a stronger US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

For the three months ended June 30, 2010, we recorded a net loss of $10.7 million, or $0.10 per share, compared to a net loss for the corresponding period of 2009 of $3.9 million or $0.04 per share.  The increase for the second quarter of 2010 compared to the second quarter of 2009 reflects our accelerated exploration efforts, especially in Mexico. Excluding the write-off of mineral property interests recorded during the second quarter of 2010 of $3.9 million (net of future income taxes recovery of $2.0 million), the net loss for the second quarter of 2010 would have been $6.8 million or $0.06 per share.

General and administrative expense for the three months ended June 30, 2010 decreased by $0.4 million to $1.3 million compared to $1.7 million for the same period in 2009, partially due to a correction in the classification of stock-based compensation expense between general and administrative and exploration expenses during the second quarter of 2009.

Property holding costs for the second quarter of 2010 increased by $0.2 million to $0.5 million compared to $0.3 million for the same period in 2009.  Exploration costs for the second quarter of 2010 increased by $2.3 million to $4.2 million as compared to $1.9 million for the same period of 2009, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

Total stock-based compensation expense for the second quarter of 2010 was $0.4 million, which was consistent with the same period of 2009.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended June 30, 2010 and 2009 remained constant at $0.1 million.

During the second quarter of 2010, we rationalized our mineral property interests in Nevada in order to focus our exploration program on more prospective areas.  As a result, we allowed certain claims from two of our Nevada properties, Valmy and Timber Creek, to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $5.9 million, which was written off during the quarter, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.0 million.  This resulted in a net write-off of $3.9 million.

During the second quarter of 2010, we recorded a foreign currency exchange loss of $0.7 million, reflecting a stronger US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, exploration activities, decreased expenses and avoided expenses and expenditures; and

•              statements of our expectations, beliefs, future plans and strategies, exploration activities, anticipated developments and other matters that are not historical facts.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $14.7 million at June 30, 2010, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.1 million in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold bullion which is recorded at cost.  Gold prices may fluctuate widely from time to time.  Based on our gold holdings of $3.6 million at June 30, 2010, a 10% reduction in the price of gold would decrease our working capital by approximately $0.4 million.  At June 30, 2010, this gold bullion had a fair value of $4.5 million.

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

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: August 6, 2010	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: August 6, 2010	By Perry Y. Ing, Vice President and
Chief Financial Officer