Form 10-Q
period 2010-09-30
U S GOLD CORP
filed 2010-11-03
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,529,690 shares outstanding as of November 1, 2010.

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
COSTS AND EXPENSES:
General and administrative	1,098	1,205	3,712	3,935
Property holding costs	2,692	1,866	4,811	3,661
Exploration costs	4,747	2,531	13,145	6,155
Accretion of asset retirement obligation	89	169	276	435
Depreciation	101	163	340	486
(Gain) loss on disposal of assets	(8)	344	(11)	345
Write-off of mineral property interests	—	15,076	5,878	15,076
Total costs and expenses	8,719	21,354	28,151	30,093

Operating loss	(8,719)	(21,354)	(28,151)	(30,093)

OTHER INCOME (EXPENSE):
Interest income	31	21	71	80
Interest expense	(5)	(6)	(10)	(89)
Foreign currency gain	523	1,181	340	1,226
Total other income	549	1,196	401	1,217

Loss before income taxes	(8,170)	(20,158)	(27,750)	(28,876)
Recovery of income taxes	—	5,075	1,999	5,075
Net loss	(8,170)	(15,083)	(25,751)	(23,801)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	—	(4)	—	(4)
Comprehensive loss	$(8,170)	$(15,087)	$(25,751)	$(23,805)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.07)	$(0.12)	$(0.21)	$(0.22)
Weighted average common shares outstanding:
- basic and diluted	121,996	121,893	121,944	108,965

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As At	As At
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,415	$27,690
Short-term investments	972	12,946
Gold bullion - note 2	4,569	2,760
Other current assets	1,497	976
Total current assets	24,453	44,372

Mineral property interests - note 3	233,981	239,858
Restrictive time deposits for reclamation bonding - note 3	4,777	4,777
Property and equipment, net - note 4	4,155	2,888
Other assets	79	84

TOTAL ASSETS	$267,445	$291,979

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,686	$716
Accrued liabilities	1,221	447
Current portion of asset retirement obligation - note 3	255	200
Current deferred income tax liability	393	393
Other current liabilities	102	93
Total current liabilities	3,657	1,849

Asset retirement obligation, less current portion - note 3	6,059	5,863
Deferred income tax liability	78,573	80,572
Other liabilities	400	469
Total liabilities	88,689	88,753

Shareholders’ equity:
Common stock, no par value, 250,000 shares authorized;
Common: 117,065 shares as of September 30, 2010 and 106,538 shares as of December 31, 2009 issued and outstanding
Exchangeable: 4,952 shares as of September 30, 2010 and 15,355 shares as of December 31, 2009 issued and outstanding	503,067	501,786
Accumulated deficit	(324,026)	(298,275)
Accumulated other comprehensive loss	(285)	(285)
Total shareholders’ equity	178,756	203,226

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$267,445	$291,979

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
Balance, December 31, 2008	96,676	$454,052	$(281)	$(270,577)	$183,194
Sale of shares for cash, net of issuance costs	25,150	46,301	—	—	46,301
Exercise of stock options	67	141	—	—	141
Stock-based compensation	—	1,024	—	—	1,024
Unrealized loss on marketable equity securities	—	—	(4)	—	(4)
Net loss	—	—	—	(23,801)	(23,801)
Balance, September 30, 2009	121,893	$501,518	$(285)	$(294,378)	$206,855

Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	1,002	—	—	1,002
Exercise of stock options	124	279	—	—	279
Net loss	—	—	—	(25,751)	(25,751)
Balance, September 30, 2010	122,017	$503,067	$(285)	$(324,026)	$178,756

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(19,405)	$(11,428)
Interest received	71	—
Cash used in operating activities	(19,334)	(11,428)
Cash flows provided by (used in) investing activities:
Cash proceeds from short-term investments (maturity greater than 3 months)	11,974	—
Additions to property and equipment	(1,627)	(209)
Proceeds from disposal of property and equipment	32	641
Investment in gold bullion	(1,810)	(2,739)
Increase to restricted investments securing reclamation	—	112
Cash provided by (used in) investing activities	8,569	(2,195)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	46,301
Exercise of stock options	279	141
Cash provided by financing activities	279	46,442
Effect of exchange rate change on cash and cash equivalents	211	1,073
(Decrease) increase in cash and cash equivalents	(10,275)	33,892
Cash and cash equivalents, beginning of period	27,690	10,300
Cash and cash equivalents, end of period	$17,415	$44,192
Reconciliation of net loss to cash used in operating activities:
Net loss	$(25,751)	$(23,801)
Adjustments to reconcile net loss from operating activities:
Write-off of mineral property interests	5,878	15,076
Deferred income taxes	(1,999)	(5,075)
(Gain) loss on disposal of property and equipment	(11)	345
Change in interest receivable	—	(45)
Stock-based compensation	1,002	1,024
Accretion of asset retirement obligation	276	435
Depreciation	340	486
Foreign exchange gain	(211)	(1,073)
Other operating adjustments and write-downs	—	57
Changes in non-cash working capital items:
(Increase) decrease in other assets related to operations	(516)	352
Increase in liabilities related to operations	1,658	791
Cash used in operating activities	$(19,334)	$(11,428)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

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

In management’s opinion, the unaudited consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2010 and 2009, the consolidated balance sheets as at September 30, 2010 (unaudited) and December 31, 2009, the unaudited consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2010 and 2009, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

2.             Gold Bullion

The Company invested a portion of its cash in gold bullion.  Below is the balance of its holdings as at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(dollars in thousands, except per ounce)
# of ounces	4,442	2,824
Average cost per ounce	$1,019	$975
Total cost	$4,569	$2,760
Fair market value per ounce	$1,307	$1,088
Total fair market value	$5,806	$3,073

The fair market value of gold was based on the daily London P.M. fix as at September 30, 2010 and December 31, 2009.  Since ASC Topic 815 does not consider gold to be a financial asset, the Company carries this asset at the lower of cost or market.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2010

3.             Mineral Property Interests and Asset Retirement Obligations

At September 30, 2010, the Company holds mineral interests in Nevada and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

During the second quarter of 2010, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas.  As a result, the Company allowed certain claims from two of its Nevada properties in the Battle Mountain Complex, Valmy and Timber Creek, to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $5.9 million, which was written off during the second quarter, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.0 million.  This resulted in a net write-off for the Company of $3.9 million which is included in the net loss for the nine month period ended September 30, 2010.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral Mine in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  An updated closure plan for the Tonkin property is expected to be filed with the BLM in the fourth quarter of 2010.  The costs of undiscounted projected reclamation of the Magistral Mine are currently estimated at $2.5 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at September 30, 2010 and December 31, 2009, had cash bonding in place of $4.8 million.  The Company is unable to determine at this time whether the updated closure plan to be filed this year will result in additional cash bonding requirements.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2010 and year ended December 31, 2009 are as follows (in thousands):

	Nine months ended	Year ended
	September 30,	December 31,
	2010	2009
Asset retirement obligation liability - opening balance	$6,063	$5,863
Settlements	(25)	(328)
Non-cash settlement	—	(100)
Accretion of liability	276	762
Adjustment reflecting updated estimates	—	(134)
Asset retirement obligation liability - ending balance	$6,314	$6,063

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three or nine months ended September 30, 2010 or the year ended December 31, 2009 related to the capitalized asset retirement cost since the properties were not in operation.  Actual asset retirement and reclamation, generally, will commence upon the completion of operations at one or more of the properties, which cannot be reasonably estimated at this time.  As at September 30, 2010, the current portion of the asset retirement obligation was $0.3 million (December 31, 2009 - $0.2 million).

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2010

4.             Property and Equipment

At September 30, 2010 and December 31, 2009, respectively, property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Trucks and trailers	$1,006	$913
Office furniture and equipment	580	560
Drill rigs	303	180
Building	808	808
Land	1,457	86
Mining equipment	956	964
Inactive milling equipment	778	778
Subtotal	$5,888	$4,289
Less: accumulated depreciation	(1,733)	(1,401)
Total	$4,155	$2,888

5.             Shareholders’ Equity

During the nine months ended September 30, 2010, 10.4 million exchangeable shares were converted into common stock.  At September 30, 2010, total outstanding exchangeable shares not exchanged totaled 4.9 million.

During the nine months ended September 30, 2010, the Company issued 0.1 million shares of common stock upon exercise of stock options at an average exercise price of $2.24 per share for total proceeds of $0.3 million.  During the nine months ended September 30, 2009, the Company issued 0.1 million shares of common stock upon exercise of stock options at an exercise price of $2.12 per share for proceeds of $0.1 million.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2010

6.             Stock Options

During the first quarter of 2010, the Company granted stock options to certain employees, directors and consultants to purchase an aggregate of 0.7 million shares of common stock (2009 — 1.3 million) at an exercise price of $2.51 (2009 - $0.91) per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of grant.  There were no options granted during the second and third quarter of 2010 or 2009.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2010, the Company recorded stock option expense of $0.4 million and $1.0 million, respectively, related to the service period.  During the three and nine months ended September 30, 2009, the Company recorded stock option expense of $0.3 million and $1.0 million, respectively, related to the service period.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	—	—	1.43% to 2.97%	1.93% to 2.52%
Dividend yield	—	—	n/a	n/a
Volatility factor of the expected market price of common stock	—	—	90% to 94%	106% to 110%
Weighted-average expected life of option	—	—	6.4 years	6.6 years
Weighted-average grant date fair value	—	—	$2.35	$0.77

7.             Related Party Transactions

Effective January 1, 2010, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  A similar contract existed between the Company and 208 for calendar year 2009.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208.  During the three and nine month periods ended September 30, 2010, the Company paid $26,377 and $55,748, respectively, under these agreements.  For the three and nine month periods ended September 30, 2009, the Company paid $0.1 million and $0.2 million, respectively, under these agreements.

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

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2010

7.             Related Party Transactions (Continued)

For the three and nine month periods ended September 30, 2010, the Company paid $9,586 and $18,434, respectively to Lexam L.P for the use of this aircraft.

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

	Operating Segments
	(in thousands)
			Corporate &
	USA	Mexico	Other	Total
For the three months ended September 30, 2010
Property holding costs	$2,071	$621	$—	$2,692
Exploration costs	2,041	2,549	157	4,747
Operating loss	(4,215)	(3,351)	(1,153)	(8,719)
For the nine months ended September 30, 2010
Property holding costs	$3,437	$1,374	$—	$4,811
Exploration costs	4,496	8,200	449	13,145
Operating loss	(14,266)	(10,287)	(3,598)	(28,151)
As at September 30, 2010
Mineral property interests	226,080	7,901	—	233,981
Total assets	232,147	18,193	17,105	267,445

			Corporate &
	USA	Mexico	Other	Total
For the three months ended September 30, 2009
Property holding costs	$1,450	$431	$(15)	$1,866
Exploration costs	1,881	579	71	2,531
Operating loss	(18,516)	(1,733)	(1,105)	(21,354)
For the nine months ended September 30, 2009
Property holding costs	$2,662	$999	$—	$3,661
Exploration costs	3,138	2,667	350	6,155
Operating loss	(21,461)	(4,720)	(3,912)	(30,093)

9.             Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of November 2, 2010 for the foreseeable future. It also analyzes our financial condition at September 30, 2010 and compares it to our financial condition at December 31, 2009.  Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2010 and compares those results to the three and nine months ended September 30, 2009.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2009.

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

For the fourth quarter of 2010, we plan to drill up to 59,000 additional feet (18,000 m), focusing on extending known mineralization and testing peripheral targets surrounding El Gallo as well as evaluating other projects in the region within our property package.  By the end of 2010, we expect to complete up to 197,000 feet (60,000 m) of our previously-announced goal of drilling 330,000 feet (100,000 m) at El Gallo during the year .  We plan to drill the remaining 131,000 feet (40,000 m) in the first half of 2011.  In early November 2010, we intend to release an update of the El Gallo NI 43-101 resource estimate referred to above.  In addition, we intend to complete a Preliminary Economic Assessment and a second updated resource estimate for El Gallo in January 2011.

The company-wide exploration budget for 2010 is approximately $18.9 million.  The allocation between Nevada and Mexico for exploration spending is $6.2 million for Nevada and $12.7 million for Mexico which is subject to re-evaluation based on actual exploration results and permitting status.  These amounts also include expenditures for resource updates and Preliminary Economic Assessments for our projects.  In the fourth quarter of 2010, we expect to spend $4.8 million in exploration costs in Nevada and Mexico combined.  Corporate general and administrative overhead and property holding costs for 2010 are anticipated to be approximately $4.4 million and $5.1 million, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $20.8 million, comprised of current assets of $24.5 million, which includes $4.6 million of gold bullion, and current liabilities of $3.7 million.  This represents a decrease of approximately $21.7 million from the working capital of $42.5 million at year end December 31, 2009.

Our only sources of capital at present include cash on hand, short-term investments, gold bullion and the possible exercise of options and warrants since we are not generating revenue.  Based on current spending projections, our cash, short-term investments and gold bullion balances are expected to be sufficient to fund operations until approximately the fourth quarter of 2011.  We expect to continue depleting our working capital as we spend cash on the exploration and other activities described above under “Plan of Operation”.

Net cash used in operations for the nine months ended September 30, 2010 increased to $19.3 million from $11.4 million for the corresponding period in 2009, mainly due to increases in cash paid to suppliers and employees.  Cash paid to suppliers and employees increased to $19.4 million during the 2010 period from $11.4 million during the 2009 period, primarily reflecting increased exploration activities in Mexico and Nevada.  Cash provided by investing activities for the nine months ended September 30, 2010 was $8.6 million, primarily due to the redemption of our short-term US Treasury Bills of $12 million that matured during the second quarter of 2010 and was partially offset by additional purchases of gold bullion and land in Mexico.  Comparatively, cash used in investing activities for the same period in 2009 was $2.2 million primarily from the purchase of gold bullion and partially offset by proceeds from the disposal of equipment.

Cash provided by financing activities for the first nine months of 2010 was $0.3 million from the exercise of stock options compared to $46.4 million from the public offering of 25 million shares and exercise of stock options in the comparable period of 2009.

Results of Operations

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010, we recorded a net loss of $25.8 million, or $0.21 per share, compared to a net loss for the corresponding period of 2009 of $23.8 million or $0.22 per share.  The increase for the 2010 period compared to the 2009 period reflects our accelerated exploration efforts in Mexico and Nevada.

General and administrative expense for the nine months ended September 30, 2010 decreased slightly by $0.2 million to $3.7 million compared to $3.9 million for the same period in 2009.

Property holding costs during the first nine months of 2010 increased by $1.1 million to $4.8 million compared to $3.7 million for the same period in 2009, mainly due to an accrual of $0.7 million in response to the Nevada Legislature’s enactment of Assembly Bill 6, which imposed an additional fee on ownership of unpatented mining claims, and an increase in our annual royalty payment to the lessors of our Nevada properties as a result of the increase in gold prices in January 2010.  Exploration costs for the first nine months of 2010 increased by $6.9 million to $13.1 million as compared to $6.2 million for the same period of 2009, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

Total stock-based compensation expense for the first nine months of 2010 was $1.0 million, which was consistent with the same period in 2009.  Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the unaudited Consolidated Statements of Operations and Comprehensive Loss.

Accretion of the asset retirement obligation in Nevada and Mexico for the nine months ended September 30, 2010 decreased to $0.3 million compared to $0.4 million in the same period of 2009.  During the first nine months of 2010, we recorded a foreign currency exchange gain of $0.3 million, reflecting a stronger Canadian dollar against the US dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

For the three months ended September 30, 2010, we recorded a net loss of $8.2 million, or $0.07 per share, compared to a net loss for the corresponding period of 2009 of $15.1 million or $0.12 per share.  There was a decrease for the 2010 period compared to the 2009 period as there were no write-offs of mineral property interests in 2010 as compared to $10.0 million (net of future income taxes recovery of $5.1 million) in 2009.

General and administrative expense for the three months ended September 30, 2010 decreased slightly by $0.1 million to $1.1 million compared to $1.2 million for the same period in 2009.

Property holding costs for the third quarter of 2010 increased by $0.8 million to $2.7 million compared to $1.9 million for the same period in 2009, mainly due to an accrual of $0.7 million in response to the Nevada Legislature’s Assembly Bill 6 discussed previously.  Exploration costs for the third quarter of 2010 increased by $2.2 million to $4.7 million as compared to $2.5 million for the same period of 2009, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

Total stock-based compensation expense for the third quarter of 2010 was $0.4 million as compared to $0.3 million for the same period of 2009.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended September 30, 2010 decreased to $0.1 million compared to $0.2 million in the same period of 2009.

During the third quarter of 2010, we recorded a foreign currency exchange gain of $0.5 million, reflecting a stronger Canadian dollar against the US dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements about our future drilling results and plans for development of our properties;

•              statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures; and

•              statements of our expectations, beliefs, future plans and strategies, exploration activities, anticipated developments and other matters that are not historical facts.

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

•      commodity price fluctuations;

•      local and community impacts and issues including criminal activity and violent crimes; and

•      accidents and labor disputes.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a depreciation in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold a majority of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $10.3 million at September 30, 2010, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.1 million in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold bullion which is recorded at cost.  Gold prices may fluctuate widely from time to time.  Based on our gold holdings of $4.6 million at September 30, 2010, a 10% reduction in the price of gold would decrease our working capital by approximately $0.5 million.  At September 30, 2010, this gold bullion had a fair value of $5.8 million.

Foreign Country Risk

Our Magistral Mine and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2010, there has been an increase in the level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may also be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: November 3, 2010	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Dated: November 3, 2010	By Perry Y. Ing,
Vice President and Chief Financial Officer