Form 10-Q/A
period 2010-09-30
U S GOLD CORP
filed 2011-02-03
CIK 314203

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend our report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on November 3, 2010 (the “10-Q”).  The purpose of the amendment is to file amended certifications from the principal executive and principal financial officers, as required by Section 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this Amendment.

Other than furnishing the information identified above, this Amendment does not reflect events occurring after the date of the 10-Q, nor does it modify or update the disclosure contained in the 10-Q in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the 10-Q and our other filings made with the SEC on or subsequent to November 3, 2010.

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