Form 10-K
period 2010-12-31
U S GOLD CORP
filed 2011-03-14
CIK 314203

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

US GOLD CORPORATION
(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0796160 (I.R.S. Employer Identification No.)
99 George Street, 3rd Floor, Toronto, Ontario Canada (Address of principal executive offices)	M5A 2N4 (Zip Code)

(866) 441-0690 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value Title of each class	NYSE Name of each exchange on which registered

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $482,602,408 based on the closing price of $5.01 per share as reported on the NYSE Amex. There were 135,319,750 shares of common stock outstanding (and 4,166,060 exchangeable shares exchangeable into US Gold Corporation common stock on a one-for-one basis) on March 9, 2011.

         DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS

        US Gold Corporation ("US Gold," "we," "us," or the "Company") is required to prepare reports under the Canadian Securities Administrators' National Instrument 43-101 "Standards of Disclosure for Mineral Projects" ("NI-43-101"), under the Canadian securities laws because we are listed on the Toronto Stock Exchange ("TSX") and subject to Canadian securities laws. These standards are different from the standards generally permitted in reports filed with the Securities Exchange Commission ("SEC"). Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically. Canadian regulations permit the disclosure of resources in terms of "contained ounces"; however, the SEC only permits issuers to report "mineralized material" in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein would be characterized as mineralized material. We provide such disclosure to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements. U.S. investors should be aware that we have no "reserves" as defined by the SEC's Industry Guide 7 ("Guide 7") and are cautioned not to assume that any part or all of the potential target mineralized material will ever be confirmed or converted into Guide 7 compliant "reserves".

        We also note that drilling results are not indicative of mineralized material in other areas where we have mining interests. Furthermore, mineralized material identified on our properties does not and may never have demonstrated economic or legal viability.

PART I

ITEM 1.    BUSINESS

History and Organization

        We are a precious metals exploration stage company engaged in the business of acquiring, exploring, and developing mineral properties in North America. We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation. We presently hold an interest in numerous properties in Nevada and Mexico, jurisdictions that have been historically favorable to mining. We are currently in the exploration stage and have not generated revenue from operations since 1990.

        In June 2007, we completed three simultaneous acquisitions, significantly increasing our land position. The assets of these three companies, Nevada Pacific, Tone and White Knight, (the "Acquired Companies"), included a portfolio of properties in Nevada and Mexico. As a result of these acquisitions, we now hold an interest in approximately 254 square miles in the United States (the "U.S."), and approximately 1,525 square miles in Mexico.

Segment Information

        Our operating segments include Nevada and Mexico. See Note 14 to the Consolidated Financial Statements for information relating to our operating segments.

Overview of Business and Properties

        Our objective is to increase the value of our shares through the exploration, development, and extraction of gold, silver and other valuable minerals. We generally conduct our business as sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We own or lease our mineral interests and properties, and operate our business through various subsidiary companies, each of which is owned entirely, directly or indirectly, by us.

        We hold an interest in approximately 1,525 square miles of mineral concessions in west central Mexico. Our primary property in Mexico is the El Gallo Project, located in Sinaloa state on the Sierra Madre Trend, a geological area of significant gold and silver mineralization. We acquired the property in 2007 and commenced a regional exploration program in 2008. As a result of this program, we made the El Gallo discovery, which has since become the primary focus of our exploration efforts in Mexico. In 2010, we completed two estimates of mineralized material on the El Gallo Project and in February 2011, we completed a Preliminary Economic Assessment. We intend to complete a feasibility study at the El Gallo Project by late 2011 and hope to move this property toward production. Over the next two years, we estimate we will spend approximately $30 million on exploration at the El Gallo Project, which will mainly consist of drilling, an airborne magnetic survey and further field prospecting work.

        The majority of our Nevada properties, including our interests in the Tonkin Complex and Gold Bar Project, are located along the Cortez Trend, in north central Nevada. We also own property, including our Limo Project, on the southern end of the Carlin Trend. Both the Cortez Trend and Carlin Trend are geological areas of significant gold discoveries. Our Tonkin property produced gold for a limited period of time from shallow deposits from 1988 to 1990. From early 1991 to early 2005, we had a series of joint venture partners that conducted exploration activities at the Tonkin property. In 2005, the last of these joint venture relationships was terminated, returning to us 100% of the Tonkin property. In 2006, we commenced comprehensive exploration of our Tonkin property in an effort to identify additional mineralized material. From 2008 through 2009, we drilled various targets on our Gold Bar and Limo Projects, as well as expanded the quantity of estimated mineralized material at the

Gold Bar Project in updated technical reports. In 2010, we completed a Preliminary Economic Assessment for the Gold Bar Project and we expect to complete a pre-feasibility study on the property during the third quarter of 2011. Over the next two years, we estimate we will spend approximately $20 million on exploration on the Gold Bar Project, Limo Project and at other targets in Nevada.

        Our principal executive office is located at 99 George Street, 3rd Floor, Toronto, Ontario, Canada M5A 2N4 and our telephone number is (866) 441-0690. We also maintain offices in Elko and Reno, Nevada and in Guamuchil, Mexico. Our website is www.usgold.com. We make available our periodic reports and press releases on our website. Our common stock is listed on the NYSE and on the TSX, in each case under the symbol "UXG."

        In this report, opt represents troy ounces per short ton, gpt represents grams per metric tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square. All of our financial information is reported in U.S. dollars, unless otherwise noted.

Recent Developments

2011 Financing

        In February 2011, we issued 17.25 million shares of common stock, including 2.25 million shares under an over-allotment option exercised by the underwriters, at a price of $6.50 per share (before the underwriters' commissions and expenses) in a public offering pursuant to a registration statement filed with the SEC and a prospectus filed with Canadian securities regulators. Robert R. McEwen, our Chairman and Chief Executive Officer, purchased 3.05 million shares in this offering. Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million. Proceeds to us, net of commissions and expenses, totaled approximately $105.3 million.

        We intend to use the net proceeds to complete feasibility study work and acquire long lead-time capital items for the El Gallo Project, complete pre-feasibility and feasibility work at the Gold Bar Project, continue with the current extensive exploration programs in Mexico and Nevada and for general corporate purposes.

El Gallo Project

        In July 2010, we completed an initial estimate of the mineralized material at our El Gallo Project located in Sinaloa state, Mexico. The estimate was prepared by Pincock, Allen & Holt ("PAH") of Denver, Colorado, in accordance with NI 43-101. In November 2010, PAH updated the El Gallo Project estimate to approximately 7.5 million tonnes of mineralized material with an average grade of 110.6 gpt for silver and 0.09 gpt for gold using a higher grade milling of ore method and 5.1 million tons of mineralized material with an average grade of 28.5 gpt of silver and 0.03 gpt of gold using a lower grade heap leach recovery method. The updated estimate also included additional estimates on mineralized material from our nearby Magistral Mine and Palmarito Project. At the Magistral Mine, approximately 10.4 million tonnes of mineralized material with a grade of 1.50 gpt of gold was estimated and at the Palmarito Project, approximately 3.7 million tonnes of mineralized material with an average grade of 71 gpt of silver and 0.14 gpt of gold was estimated.

        PAH also completed a Preliminary Economic Assessment (the "El Gallo PEA") for the El Gallo Project in February 2011. The El Gallo PEA focused on a development plan involving surface mining from various locations and having the ore processed at a central facility, with an estimated total mill capacity of 6,000 tons per day. Lower grade ore would be processed at approximately 3,250 tons per day by crushing and heap leaching. The El Gallo PEA estimated average mine production of 5.0 million ounces of silver and 50,245 ounces of gold annually during a six year mine life. Based on an assumed gold price of $1,000 per ounce, the estimated cash cost net of by-product credit is $5.90 per silver ounce. Based on an assumed gold price of $1,350 per ounce, the estimated cash cost would fall to

$2.44 per silver ounce. At an assumed silver price of $18.00 per ounce and a gold price of $1,000 per ounce, the El Gallo PEA calculates a pre-tax discounted (5%) net present value of $155 million, giving a pre-tax internal rate of return of 27%. These numbers increase to $521 million and 65% based on an assumed silver price of $28.50 per ounce and an assumed gold price of $1,350 per ounce. The total capital expenditures to construct the mine are estimated at $149.2 million.

Gold Bar Project

        In March 2010, we estimated the total mineralized material present at our Gold Bar Project, located in the south of the Cortez Trend in Eureka County, Nevada, was 33.3 million tons with an average grade of 0.027 opt of gold. The estimate for the Gold Bar Project was prepared in accordance with NI 43-101 by Telesto Nevada Inc. ("Telesto") of Nevada.

        In April 2010, Telesto completed a Preliminary Economic Assessment of the Gold Bar Project (the "Gold Bar PEA"). The Gold Bar PEA anticipated an open pit mining operation and conventional heap leach processing. Estimated mine production would be approximately 57,000 oz of gold annually at an estimated cash cost of approximately $557 per ounce during a six year mine life. At an assumed gold price of $1,150 per ounce, the Gold Bar PEA calculates a pre-tax discounted (6%) net present value of $105 million, giving a pre-tax internal rate of return of 60%. Total capital expenditures to construct and commission the mine are estimated at under $50 million.

        Between May and November 2010, we completed 43 exploration holes east and west of the existing exploration holes designed to expand the mineralization area already known. The most positive results from the drilling included: 0.133 opt gold over 90 feet; 0.033 opt gold over 240 feet including 0.066 opt gold over 65 feet; 0.058 opt gold over 120 feet; and 0.052 opt gold over 125 feet. Mineralization defined by these intercepts and others is not part of the current estimate, but will be included in the pre-feasibility study expected to be completed later in 2011.

Limo Project

        In December 2010 and January 2011, exploration drilling at the Limo Project located in east-central Nevada delivered encouraging results. Between July and November 2010, we completed 27 exploration holes designed to test for new mineralized areas at our Limo Project. Mineralization was discovered in two areas called Cadillac and Continental. The most positive results at Cadillac were 0.043 opt gold over 160 feet; 0.034 opt gold over 125 feet; 0.038 opt gold over 310 feet, including 0.144 opt gold over 15 feet. The most positive results at Continental were 24.9 opt silver and 0.052 opt gold over 21.1 feet; 16.4 opt silver and 0.047 opt gold over 15.5 feet; and 33.7 opt silver over 0.031 opt gold over 4.6 feet.

Tonkin Complex

        We hold mineral interests in various parts of the Tonkin Complex located on the Cortez Trend in Nevada. We held a leasehold interest in 478 claims covering an area of the Tonkin Complex known as Tonkin North and Cornerstone. On January 1, 2011, our leasehold interest in those claims expired. On February 10, 2011, we entered into a binding letter of intent with the owners of those claims for the purchase of those claims. Pursuant to the letter of intent, we have agreed to pay an aggregate of CDN$8.4 million for the claims and grant them a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. The parties have not yet negotiated and entered into definitive documentation for the transaction. If the transaction is consummated, we will use cash on hand to pay the purchase price for the claims. If we do not consummate the transaction to purchase the claims covering Tonkin North, our total interest in the Tonkin Complex will be reduced, and, as a result, we estimate that our interest in the previously announced mineralized material identified at the Tonkin Complex will be reduced by approximately 38%. If the transaction is not consummated, we will file amended technical reports under NI 43-101 on the Tonkin Complex to reflect our reduced interests in the Tonkin Complex. For additional information on all of our properties, please see Item 2. Properties.

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

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Nevada Department of Environmental Protection, which we refer to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada property. Local jurisdictions (such as Eureka County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

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

        Mexican mining law does not require payment of finder's fees or royalties to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey. Recently awarded claims in Nayarit are subject to the discovery premium as they were part of the national mineral reserves. No mineralized material currently exists on these claims.

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

        There are no limitations on the total amount of surface a company may have under control covered by mining concessions.

Environmental Law

        The Environmental Law in Mexico called the General Law of Ecological Balance and Protection to the Environment ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Proteccion al Ambiente ("PROFEPA").

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

Employees

        As of March 9, 2011, we had 184 employees including 10 employees based in the U.S., 11 in Canada and 163 in Mexico. All of our employees based in Canada work in an executive or administrative position, while our employees in the U.S. and Mexico include geologists, environmentalists, information technologists, and office administrators. Some of our employees in Mexico are covered by union labor contracts and the Company believes we have good relations with our employees. We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

ITEM 1A.    RISK FACTORS

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Company

        We have incurred substantial losses since our inception in 1979 and may never be profitable.    Since our inception in 1979, we have never been profitable and we have not generated revenue from operations since 1990. As of December 31, 2010, our accumulated deficit was approximately $331 million (including a non-cash expense of approximately $52 million related to derivative instrument accounting in the year ended December 31, 2006, a non-cash expense of approximately $107 million related to impairment of the Company's goodwill, all of which was related to the Acquired Companies, in the year ended December 31, 2008, a non-cash expense of approximately $17 million related to the write-off of long-lived assets in the year ended December 31, 2009, and a non-cash expense of approximately $6 million related to the write-off of long-lived assets in the year ended December 31, 2010). To become profitable, we must identify additional mineralization and establish economic reserves on our properties, and then either develop our properties or locate and enter into agreements with third party operators. It could be years before we receive any revenues from production, if ever. We may suffer significant additional losses in the future and may never be profitable. We do not expect to receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

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

        The mineralized material identified on our properties does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining on our El Gallo Project, Gold Bar Project, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine, even if one is warranted. If we are unable to establish such reserves, the market value of our securities may suffer, and you may lose some or all of your investment.

        We note that we are required to prepare and file with the Canadian securities regulators estimates of mineralized material in accordance with NI 43-101. These standards are substantially different from the standards generally permitted to report reserve and other estimates in reports and other materials filed with the SEC. Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources reporting in our Canadian filings will ever be converted into reserves.

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

        Our estimated timetables to achieve production at the El Gallo Project and the Gold Bar Project may not be accurate.    Based on technical work recently completed, including Preliminary Economic Assessments at the El Gallo Project and the Gold Bar Project, we believe we can achieve production in 2014. However, the Preliminary Economic Assessments we have prepared for the El Gallo Project and the Gold Bar Project are preliminary in nature and are subject to change due to factors within and outside of our control. We have not carried out a feasibility study with regard to these or any of our properties and the feasibility of mining at these properties may never be established. There is no certainty that the preliminary assessment and economics estimated in the El Gallo Project and Gold Bar Project Preliminary Economic Assessments will be realized or that we will be able to begin production in 2014 or at all.

        If we decide to put one or more of our properties into production, we will require significant amounts of capital, and our ability to obtain this necessary funding will depend on a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. Fluctuations in production costs, material changes in the mineral estimates and grades of mineralization or changes in the political conditions or regulations in Mexico or Nevada may make placing these properties into production uneconomic. Further, we may also be unable to obtain the necessary permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties. These and other factors may cause us to delay production at the El Gallo Project and the Gold Bar Project beyond 2014, if at all.

        Historical production of gold at our Tonkin Complex or Magistral Mine may not be indicative of the potential for future development or revenue.    Historical production of gold from our Tonkin Complex came from relatively shallow deposits, in very limited quantities and for a very limited period of time. We commenced exploration of deeper zones of our Tonkin property in 2006 in an effort to identify additional mineralized material, and have identified priority exploration drilling targets on our Tonkin Complex, Gold Bar Project and Limo Project in Nevada. In Mexico, the Magistral Mine produced gold from 2002 through 2005, but it was shut down in 2006 and is currently held by us on a care and maintenance basis. The Magistral Mine is now considered a part of our El Gallo Project. However, due to uncertainties associated with exploration, including variations in geology and structure, there is no assurance that our efforts will be successful or that prior drilling results are reflective of additional or economically developable deposits. Investors in our securities should not rely on our historical operations as an indication that we will ever place any of our mining properties into commercial production again.

        We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.    Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

        We may acquire additional exploration stage properties and we may face negative reactions if reserves are not located on acquired properties.    We may acquire additional exploration stage properties. There can be no assurance that we will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

        Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.    We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the U.S., Mexico, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

        Fluctuating gold and silver prices could negatively impact our business.    The potential for profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold and silver. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond the control. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, global or regional political, economic or banking crises, and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

        The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix.

Average Annual Market Price of Gold and Silver (per oz.)

Mineral	2006	2007	2008	2009	2010
Gold	$604	$696	$872	$972	$1,224
Silver	$11.54	$13.38	$14.99	$14.67	$20.19

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

        Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties.    Our ability to explore and operate our properties depends on the validity of our title to that property. Our U.S. mineral properties consist of leases of unpatented mining claims, as well as unpatented mining and millsite claims which we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

        We remain at risk in that the mining claims may be forfeited either to the United States, or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

        We have entered into a binding letter of intent to acquire a significant portion of the lode claims comprising our total interests at the Tonkin Complex that we previously leased pursuant to a lease that expired in January 2011. If we are not successful in acquiring the lode claims, our interests at the Tonkin Complex will be significantly reduced.    We leased a total of 478 of our mining claims at the Tonkin Complex (Tonkin North and Cornerstone). Pursuant to the terms of the lease, the lease expired on January 1, 2011. We have entered into a binding letter of intent to acquire the claims that were subject to the lease. If we are not successful in acquiring the claims that were subject to the lease, we will lose our mineral rights associated with those claims and our interest in the Tonkin Complex will be significantly reduced. For example, if we are unable to acquire the claims, we estimate that our interest in the mineralized material that has been identified at the Tonkin Complex will be reduced by approximately 38%. There can be no assurance that we will be successful in acquiring the claims.

        Our continuing reclamation obligations at the Tonkin Complex, Magistral Mine and our other properties could require significant additional expenditures.    We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin Complex. We have posted a bond in the amount of the estimated reclamation obligation at the Tonkin Complex. We submitted a mine closure plan to the Bureau of Land Management ("BLM") for the Tonkin Complex during the fourth quarter of 2010. Based on our estimate, the change in our bonding requirements was insignificant. Our closure plan is currently under review by the BLM. We have not posted a bond in Mexico relating to the Magistral Mine, as none is required. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

        Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.    All phases of our operations are subject to U.S. and Mexican federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

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

        Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.    Our operations, including ongoing exploration drilling programs, require permits from the state and federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition and cash flows.

        Legislation has been proposed that would significantly affect the mining industry.    Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

        In March 2010, the State of Nevada enacted Assembly Bill No. 6 ("AB6") which sought to balance the state budget by reducing expenditures and increasing certain fees. Among those fee increases was a one-time fee payable in conjunction with the annual filing of an affidavit of the intent to hold a mining claim, with a tiered fee structure applied for holders of 11 or more claims. The fee ranges from $70 per claim for holders of 11 to 199 claims up to $195 per mining claim for holders of 1,300 or more claims as of the date of filing. We filed our annual affidavits of our intent to hold a mining claim on November 1, 2010 and based on the number of claims held by our subsidiaries at that time, we estimate we will have to pay approximately $0.7 million due to this fee on or before June 1, 2011. We remain at risk that Nevada may impose additional fees or other levies affecting the mining industry in the future.

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

        Our operations in Mexico are subject to changes in political conditions, regulations and crime in that country.    Our El Gallo Project, the Magistral Mine and the Palmarito Project as well as certain other concessions, are located in Mexico and are subject to laws and regulations applied by Mexican federal, state, and local governments. As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries. In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest or violence could disrupt our operations at any time. In 2010 and 2011, there has been an increase in the level of violence and crime relating to drug cartels in Sinaloa State, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

        Our lack of operating experience may cause us difficulty in managing our growth.    We are currently in the exploration stage and our management has limited experience in developing and operating a mine. We are currently working towards developing our El Gallo Project in Mexico and our Gold Bar Project in Nevada. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

        We are subject to litigation risks.    All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material adverse effect on our financial position and results of operations.

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

  •
  availability of labor, power, transportation and infrastructure;

  •
  labor disputes;

  •
  potential delays related to social and community issues;

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

  •
  decrease in reserves due to a lower silver price; and

  •
  decrease in reserves due to a lower gold price.

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

        We do not insure against all risks to which we may be subject in our planned operations.    While we currently maintain insurance to insure against general commercial liability claims and physical assets at the Tonkin Complex, we do not maintain insurance to cover all of the potential risks associated with our operations. Certain of our exploration projects such as Gold Bar and Limo have no existing infrastructure for which we insure, and we do not insure our limited physical assets at the Magistral Mine. For example, we do not have insurance on the mine assets associated with the Magistral Mine and we do not have business interruption insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

        We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.    Our company is dependent on key management, namely our Chairman and Chief Executive Officer, our Vice President and Chief Financial Officer, our Senior Vice President and Vice President, Projects. Robert R. McEwen, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Perry Y. Ing, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions. Our Senior Vice President, Ian Ball, and Vice President, Projects, Stefan Spears, oversee corporate or project development in Mexico and Nevada, respectively. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

        Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.    Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at US Gold. These associations may give rise to conflicts of interest from time to time.

In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

        We are subject to foreign currency risk.    While we transact most of our business in U.S. dollars, some expenses, such as labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing capital assets in U.S. dollar terms in Canada and Mexico, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms in foreign countries.

        The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold a majority of our cash reserves in non-U.S. dollar currencies.

        Global climate change is an international concern, and could impact our ability to conduct future operations.    Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or U.S. or Mexican federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

Risks Relating to Our Common Stock

        Gain recognized by non-U.S. holders and non-U.S. persons holding any interest in the Company other than solely as a creditor (including, for example, interests in the form of our convertible debt, if any) on the sale or other disposition of our securities may be subject to U.S. federal income tax.    We believe that we currently are a "United States real property holding corporation" under section 897(c) of the Internal Revenue Code, or USRPHC, and that there is a substantial likelihood that we will continue to be a USRPHC in the future. Subject to certain exceptions, securities (other than securities that provide no interest in a corporation other than solely as a creditor) issued by a corporation that has been a USRPHC at any time during the preceding five years (or the non-U.S. holder's holding period for such securities, if shorter) are treated as U.S. real property interests, or USRPIs, and gain recognized by a non-U.S. holder on the sale or other disposition of a USRPI is subject to regular U.S. federal income tax, on a net basis at graduated rates, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. If gain recognized by a non-U.S. holder from the sale or other disposition of our common stock or other securities is subject to regular net basis income tax under these rules, the transferee of such common stock or other securities may be required to deduct and withhold a tax equal to 10 percent of the amount realized on the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the non-U.S. holder for the year in which the sale or other disposition occurs.

        The conversion of outstanding exchangeable shares, exercise of options and the future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.    As of March 9, 2011, we had outstanding exchangeable shares and options to purchase a total 7,708,729 shares of our common stock, which if completely converted or exercised, would dilute existing shareholders' ownership by approximately 5%. Under certain circumstances, our Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock.

        Furthermore, the sale of a significant amount of common stock by any selling security holders, specifically Robert R. McEwen, our Chairman and Chief Executive Officer, may depress the price of our common stock. As a result, you may lose all or a portion of your investment.

        A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our Chairman and Chief Executive Officer, Robert R. McEwen, beneficially owns approximately 22% of our common stock as of March 9, 2011. Under our Articles of Incorporation and the laws of the State of Colorado, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, this individual will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

         Our stock price has historically been volatile, and as a result you could lose all or part of your investment.

        The market price of our common stock has fluctuated significantly and may decline in the future. The high and low sale prices of our common stock on the NYSE Amex, and the NYSE after November 2, 2010, were $4.10 and $0.38 for the fiscal year ended December 31, 2008, $3.53 and $0.90 for the fiscal year ended December 31, 2009 and $8.17 and $2.02 for the fiscal year ended December 31, 2010. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including: changes in the worldwide price for gold and/or silver, results from our exploration or development efforts and the other risk factors discussed herein.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Introduction

        Throughout 2010, we continued to hold a 100% interest in the historic Tonkin property and also continued to rationalize the Nevada Pacific, White Knight and Tone properties acquired in 2007. Our total Nevada land position consists of approximately 254 square miles (658 sq. km) of patented and unpatented mining claims, of which approximately 191 square miles (495 sq. km) are located on the Cortez Trend. We also continued to hold approximately 1,525 square miles (3,950 sq. km) of mineral rights in Mexico, including the Magistral Gold Mine located in the state of Sinaloa, Mexico.

        The following table summarizes the U.S. land position of our company as of December 31, 2010:

Complex Summary	Claims	Approx Sq. Miles
Tonkin Complex	3,100	93.00
Gold Bar Complex	2,384	72.54
Limo Complex	1,392	44.04
Battle Mountain Complex	935	27.95
Other United States Properties	464	16.35

Total	8,275	253.88

        We generally hold mineral interests in Nevada through unpatented mining and mill site claims, leases of unpatented mining claims, and joint venture and other agreements. Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the BLM, and to the counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations which must be met include obtaining and maintaining necessary regulatory permits, and lease and option payments to claim owners.

        As discussed elsewhere in this report in more detail, the lease covering a total of 478 claims comprising a portion of our Tonkin property, known as Tonkin North and Cornerstone, expired in January 2011. Since that date, we have entered into an agreement with the owner to acquire the claims for a combination of cash and the grant of a royalty interest in any gold produced from the claims in excess of a prescribed minimum. However, that agreement is subject to certain conditions, and we have not formally acquired the claims as of March 9, 2011. In the event we are unsuccessful in acquiring those claims, our interest in the Tonkin property would be reduced by 478 claims and the estimate of mineralized material relating to the Tonkin property would be reduced accordingly. Please review the following disclosure relating to our Tonkin property for additional details.

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

        In addition to the above-mentioned U.S. properties, we acquired mineral concessions in Mexico from our acquisition of Nevada Pacific in 2007, including the Magistral Mine and the concessions where the Company discovered El Gallo, which is US Gold's primary focus in Mexico. El Gallo is located in northwestern Mexico, within Sinaloa state, Mocorito Municipality, Mexico. In aggregate, we currently own an interest in approximately 1,525 sq. miles (3,950 sq. km) of mineral concessions in Mexico.

        The following map illustrates the general location of the El Gallo Project and our mineral concessions in Mexico:

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

        Infrastructure.    The Tonkin Complex includes a mine site from operations in the 1980's with several small open pits, stockpile areas, plant and established infrastructure. In 1988 and 1989, an integrated carbon-in-leach bacterial oxidation plant was built. The plant and associated infrastructure was decommissioned and put on care and maintenance in June 1990, but apart from the SAG mill, which has been removed, it is complete and we believe it is in relatively good condition. We do not envision utilizing this mill in the foreseeable future and may undertake efforts to sell it in an effort to supplement our working capital. The existing infrastructure also includes a water supply, water storage and distribution, sewage disposal, trailer park, fuel storage and distribution, grid and emergency power supply and distribution. Electrical power is supplied via existing 64kV power lines and a substation on the property. The power lines and substation are owned and maintained by Sierra Pacific Power

Company. Existing facilities include an administration building, truck shop, assay laboratory, mill building, warehouse, and plant maintenance shop.

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

        Beginning in 1990, we have had a series of joint venture partners at the Tonkin property. These partners include Homestake Mining Company, Sudbury Contact Mines Limited, a subsidiary of Agnico-Eagle Mines Limited, and BacTech Mining Corporation. As a group, these companies conducted various types of exploration, including data compilation, geologic mapping, rock, soil and chemical sampling, and drilling, all focused primarily on the development of near-surface oxide and later, sulfide mineralization. For a variety of reasons, some of which are unknown to us, these relationships were terminated, returning 100% ownership of the property to us in 2005. We commenced a comprehensive drilling program in 2006, following an equity financing.

        Recent Exploration.    The following table summarizes drilling at our Tonkin Complex during 2010 and 2009:

	2010	2009
Total Footage	8,001	4,890
Number of Holes	5	3
Reverse Circulation drilling (ft.)	3,270	4,890
Core drilling (ft.)	4,731	0

        As noted in the previous table, drilling at the Tonkin Complex for 2010 totaled 8,001 ft. (2,439 m) in five core and flooded reverse circulation drill holes. Additional exploration efforts at the Complex included continued geologic mapping and sampling. The objective of the 2010 program at the Tonkin Complex was to explore for feeders to the known mineralization in the South Mine Corridor area, testing new targets adjacent to the known mineralization identified through our three-dimensional modeling completed in 2009.

        The following graphic depicts the Tonkin Complex:

        During 2008, a technical report completed on the Tonkin property estimated that mineralized material totals 35.6 million tons with an average grade of 0.041 opt of gold. Mineralized material cutoff grades were 0.018 opt of gold for sulfide and 0.012 opt of gold for oxide. This report provides a technical summary of the existing exploration and development activities and results, and the mineral potential of the Tonkin property. It was prepared in accordance with NI 43-101. The full text of this report is available on SEDAR at www.sedar.com.

        The 2010 exploration program at Tonkin was directed by in-house three-dimensional modeling that utilized surface geology, surface geochemistry, drill hole geochemistry, drill hole geology, drill hole and surface structure, and geophysical surveys. The program consisted of two flooded reverse circulation drill holes totaling 3,270 feet (997 m) and three core holes that tested three separate targets in the eastern area. Although none of these holes intersected ore grade mineralization, two contained anomalous gold mineralization (up to 1.6 ppm) with anomalous pathfinder elements. The significance of this mineralization is currently being evaluated.

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

        Patty Project.    The Tonkin Complex also includes the Patty Project, in which the Company holds a non-operating minority interest (30%) and where Barrick Gold U.S. Inc. ("Barrick") is manager and holds a 60% interest and the remaining 10% is owned by Chapleau Resources Ltd. The Patty Project is a large property (approximately 18.1 sq. miles) located in the northeast portion of the Tonkin Complex and consists of 544 unpatented mining claims. The 2010 exploration program expenditures totaled approximately $152,225, of which our portion was $45,668. In November 2009, Barrick informed us that it intended to cease management of the exploration program. An amendment to the joint venture agreement would need to be executed should that occur.

        In addition to exploration conducted during 2010, we completed the reclamation of certain access roads, and other existing disturbed areas at the Tonkin Complex.

        During the fourth quarter of 2010, we submitted a mine closure plan to the BLM for the Tonkin Complex. Based on our estimate, the change in our bonding requirements was insignificant. Our closure plan is currently under review by the BLM.

        The mineral interests included in the Tonkin Complex are set forth in the following table:

Tonkin Complex Properties	Trend/Location	Claims	Approx Sq. Miles
US Gold's Historic Tonkin Property	Cortez	1,478	42.94
Cornerstone	Cortez	156	4.61
Keystone	Cortez	371	9.91
Fye Canyon	Cortez	345	11.03
Pat Canyon	Cortez	178	5.49
Patty	Cortez	544	18.12
South Keystone	Cortez	28	0.90

Total		3,100	93.00

        Tonkin North.    The 372 claims (included in the 1,478 under "US Gold's Historic Tonkin Property" amount above) covering the area of the property known as Tonkin North are owned by unaffiliated parties and were previously held by us under a lease agreement. This lease expired on January 1, 2011. We have executed an agreement to acquire these claims, as described below.

        Cornerstone Property Lease.    The Company held an interest of in 106 claims (included in the 156 under "Cornerstone" amount above) in the Cornerstone property, pursuant to a mining lease made effective as of May 25, 2004. This lease expired on January 1, 2011.

        On February 10, 2011, we entered into a binding letter of intent with the owners of the Tonkin North and Cornerstone claims for the purchase of those claims. Pursuant to the letter of intent, we have agreed to pay an aggregate of CDN$8.4 million for the claims and grant the seller a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. The parties have not yet negotiated and entered into definitive documentation for the transaction. If the transaction is consummated, we will use cash on hand to pay the purchase price for the claims. If we do not consummate the transaction to purchase the claims, our total interest in the Tonkin Complex will be reduced by 478 claims or 13.96 square miles, and, as a result, we estimate that our interest in the previously announced mineralized material identified at the Tonkin Complex will be reduced by approximately 38%. If the transaction is not consummated, we will file amended technical reports under NI 43-101 on the Tonkin Complex to reflect our reduced interests in the Tonkin Complex.

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

        The following graphic depicts the Gold Bar Complex:

        In April 2010, we announced completion of a Preliminary Economic Assessment ("PEA") for the Gold Bar Project. This study was prepared by Telesto as a follow up on the updated technical report completed in accordance with NI 43-101 standards by Telesto in April 2009. The complete text of the PEA is available on SEDAR at www.sedar.com and our website at www.usgold.com/resources. The 2009 report was based on 1,369 drill holes from historic Atlas drillings programs, 19 holes drilled in 2005-2006 by White Knight Resources Ltd., and 20 holes drilled by us in 2008. The 2010 PEA study included an additional 107 reverse circulation holes, totaling 69,930 ft. (21,315 m), drilled by us in 2009. The estimate for the PEA consists of 33.3 million tons of mineralized material at an average grade of 0.027 opt of gold.

        The updated technical report from 2009 also included an estimate for the Cabin Creek Project located just east of the Gold Pick-Gold Ridge Project. The report estimates that the Cabin Creek Property contains 3.2 million tons of mineralized material at an average grade of 0.024 opt of gold. No mining has been done on the Cabin Creek Project. The Cabin Creek estimate is based on 165 reverse circulation drill holes.

        The following table summarizes drilling at our Gold Bar Complex during 2010 and 2009:

	2010	2009
Total Footage	37,887	71,510
Number of Holes	58	109
Exploration Reverse Circulation Drilling (ft.)	31,995	71,510
Pre-feasibility Reverse Circulation Drilling (ft.)	2,655	0
Pre-feasibility Core Drilling (ft.)	3,237	0

        Exploration drilling at the Gold Bar Complex in 2010 totaled approximately 31,995 ft. (9,752 m) in 44 reverse circulation drill holes that were focused on extensions to the Gold Pick-Gold Ridge and Cabin Creek mineralization. Geologic mapping and geochemical sampling were also conducted on the property. Exploration drilling was guided by the detailed cross-sections that were constructed to define mineralization during preparation of the mineralized material analysis.

        The 2010 drilling focused on these trends and continued to expand the gold mineralization. The best intercepts from this drilling are shown below:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
GB145	0.133	4.56	90	27.4
Including	0.219	7.52	40	12.2
And	0.033	1.14	240	73.2
Including	0.066	2.27	65	19.8
GB152	0.058	2.10	120	36.6
Including	0.096	3.29	35	10.7
GB165	0.052	2.24	125	36.6
Including	0.118	4.05	15	4.6
Including	0.104	3.56	10	3.0

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

        Three-dimensional modeling by our geologists has led to the identification of an unconformity (erosional surface) between the basement and gold host rocks at the Gold Bar Project. Channels in this unconformity were filled with porous limestone, which then acted as preferred pathways for gold mineralization. Most of the gold mineralization in the Gold Pick-Gold Ridge area occurs in the porous limestones above these channels. These channels were the focus of some of the exploration drilling in 2010 and will continue to be targets for exploration in 2011.

        Exploration in 2010 was conducted under various BLM Notices of Intent. All disturbances were reclaimed as per BLM regulation.

        In September 2010, SRK Consulting was awarded a contract to conduct a pre-feasibility study at Gold Bar. During the fourth quarter of 2010, 11 metallurgical holes and three geotechnical holes were completed to support the pre-feasibility study. With the exception of two, all of these holes were core holes. The pre-feasibility study is scheduled to be completed by the first of October 2011.

        US Gold's objective is to lengthen the projected mine-life at Gold Bar through exploration and optimization concurrent with the completion of the pre-feasibility study. Highlights of the 2010 PEA are as follows:

  •
  Projected annual production of approximately 57,000 ounces of gold over a 6 year mine life, at an estimated cash cost of $557 per ounce (oz).

  •
  Pre-tax estimated discounted Net Present Value ("NPV") of $105 million at $1,150 per oz gold and 6% discount rate, giving an estimated Internal Rate of Return ("IRR") of 60%.

  •
  Estimated initial capital expenditure of $40 million, life-of-mine ("LOM") capital expenditure of $47 million, and pay-back period of 3 years at $1,150 per oz gold.

        Mineral interests included in the Gold Bar Complex are set forth in the following table:

Gold Bar Complex Properties	Trend/Location	Claims	Approx Sq. Miles
Benmark	Cortez	100	1.89
Celt	Cortez	638	20.10
Cottonwood	Cortez	216	6.82
Gold Bar Horst	Cortez	183	5.68
Gold Pick	Cortez	32	1.00
Goldstone	Cortez	142	4.43
Haul Road	Cortez	74	1.39
Hunter	Cortez	60	1.72
Ian	Cortez	56	1.69
McClusky Pass	Cortez	243	7.82
RCN	Cortez	76	2.38
South Cabin Creek	Cortez	87	2.41
Tonkin Summit	Cortez	186	5.86
Gold Bar North	Cortez	19	0.59
Kobeh	Cortez	133	4.30
Roberts Creek	Cortez	54	1.74
Vermouth	Cortez	85	2.73

Total		2,384	72.54

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

        The following graphic depicts the Limo Complex:

        A technical report compliant with NI 43-101 standards was completed on the Limo Project by Telesto in July 2009. This report estimates that the Resurrection Ridge/Golden Butte area of the Limo property contains mineralized material of 9 million tons at an average grade of 0.023 opt of gold. The complete text of this report is available on SEDAR at www.sedar.com and our website at www.usgold.com/resources.

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

        Exploration drilling at the Limo Property in 2010 totaled approximately 12,907 ft. (3,934 m) in 15 diamond drill core holes and 13 reverse circulation drill holes. The drilling was focused on two new targets, Cadillac and Continental, outside the existing mineralization.

	2010	2009
Total Footage	12,907	14,220
Number of Holes	28	20
Exploration Reverse Circulation Drilling (ft.)	10,195	14,220
Core Drilling (ft.)	2,712	0

Cadillac drilling focused on an area where gold was found beneath thick alluvial cover. This new zone has been intersected in six holes, and the highlights are listed in the table below. This mineralization is contained within an extensive zone of jasperoid, developed where favorable Pilot shale lies along NE-trending faults. The Pilot has been silicified and mineralized for hundreds of feet in some areas. Guilmette limestone and Simonson dolomite usually lie beneath the gold-bearing zones and are only weakly mineralized.

        Highlights of Cadillac Drilling Results:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
LB77	0.034	1.15	125	38.1
Including	0.054	1.86	20	6.1
Including	0.058	2.00	35	10.7
LB78	0.043	0.49	160	48.8
Including	0.040	1.36	15	4.6
LB80	0.019	0.64	60	18.3
And	0.038	1.29	310	94.5
Including	0.144	4.93	15	4.6

Continental drilling explored a northeast-trending outcropping vein containing high silver and gold values. Core holes were drilled to intersect the vein, and resulted in several mineralized intercepts. The vein was intersected in holes for a strike length of 20 meters, with the widest intersection of 15 meters down-hole. The mineralization consists of gossanous iron and manganese oxides with silicification, carbonate and barite.

        Highlights of Continental Drilling Results:

Hole Number	Silver	Gold	From	Length	Silver	Gold	From	Length
	(opt)	(opt)	(ft)	(ft)	(gpt)	(gpt)	(m)	(m)
LB66	8.9	0.056	34.0	8.0	305.4	1.92	10.4	2.4
LB69	33.7	0.031	33.4	4.6	1,155.0	1.05	10.2	1.4
LB70	16.4	0.047	39.0	15.5	561.0	1.60	11.9	4.7
LB72	24.9	0.052	51.0	21.1	852.0	1.77	15.5	6.4
Including	194.5	0.225	54.0	1.0	6,667.0	7.70	16.5	0.3
Including	107.9	0.149	62.8	3.2	2,467.2	5.12	19.1	1.0

        Recoveries from historic mining, CN-soluble gold assays, and preliminary metallurgical tests conducted on 2007 drill core indicate that mineralization at the Limo Complex is primarily oxide in nature and amenable to current heap-leach technology.

        The mineral interests controlled by us at the Limo property consist of 1,392 contiguous claims that cover approximately 44 square miles (114 sq km). The land package extends for about 15 miles (24 km), and covers much of the western side of the southern Cherry Creek Range.

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

        The following graphic depicts the Battle Mountain Complex:

        In 2010, exploration drilling in the Battle Mountain Complex totaled 11,335 ft. (3,455 m). Drilling took place at the Blue Bird, Hits and Valmy projects. There were no drilling activities in 2009.

2010
Total Footage	11,335
Number of Holes	12
Exploration Reverse Circulation Drilling (ft.)	11,335

        Two holes were drilled on the Hits project, with the objective of drilling through the alluvial and volcanic cover into relatively shallow mineralization. The alluvium and volcanics proved to be thicker than anticipated and drilling conditions were too difficult to allow their penetration. Due to this unfavorable situation, the property was dropped.

        The East Marigold target was drilled with several holes. Weakly anomalous gold was found near the bottom of only one hole. Due to the absence of favorable host rocks found in the drilling, along with the considerable depth of alluvial cover, this property was also dropped.

        The general exploration model for the Battle Mountain Complex is Carlin-style mineralization contained in structurally-controlled, intrusive-related, quartz-adularia-sericite, low-sulfidation deposits, and/or skarn mineralization.

        The mineral interests included in the Battle Mountain Complex are set forth in the following table:

Battle Mountain Complex Properties	Trend/Location	Claims	Approx Sq. Miles
BMX (includes East Marigold and Timber Creek)	Cortez	483	13.85
Slaven Canyon	Cortez	68	2.09
Fish Creek	Cortez	75	2.42

Total		626	18.36

Other United States Properties

        Through the acquisitions completed during 2007, we acquired a number of additional mineral properties in Nevada, some of which are subject to option agreements as discussed further below.

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

Agreement ("Acquisition Agreement"). Pursuant to the Acquisition Agreement, Teck has the right to acquire a joint venture interest in certain of our properties subject to the Acquisition Agreement. In order to acquire a joint venture interest in any property, certain contingencies and benchmarks outlined in the Acquisition Agreement which are intended to benefit a specific property must be satisfied. Such benchmarks include for example: (i) Teck funding certain minimum holding, exploration, and development activities for the property; (ii) Teck arranging financing for the development of the property; and (iii) Teck having feasibility reports prepared for the property. The Acquisition Agreement assigns various equity earn-in percentages in the joint venture to Teck's various levels of expenditures on the property. Depending on the benchmarks and related contractual contingencies satisfied, Teck has an opportunity to acquire a joint venture interest of between 51%-75% of our interest in a maximum of two properties. Teck also has certain first rights of refusal if the Company determines to sell the Red Ridge property. Through December 31, 2010, the required contractual contingencies and benchmarks had not been satisfied to enable Teck to earn a joint venture interest in any of the properties subject to the Acquisition Agreement.

        New Pass and Squaw Creek.    In 2004, White Knight entered into an option agreement on the New Pass and Squaw Creek properties with Consolidated Odyssey Exploration Inc. ("Odyssey") whereby Odyssey may earn an initial 50% interest in each property. To earn this, Odyssey needs to provide cash payments to White Knight (which we acquired in 2007) of $500,000, 500,000 of its common shares per property (which have been paid) and spend $2,000,000 in exploration expenditures per property over a four-year period. Odyssey may earn an additional 10% interest in each property by financing the completion of a feasibility study. On September 30, 2005, Odyssey assigned all its rights under the option agreement to Bonaventure Enterprises Inc., a Canadian corporation ("Bonaventure"). Bonaventure alleges that its exploration expenditures reached the $2,000,000 earn-in mark during 2008 and the parties are currently investigating the formation of the joint venture. According to the original option agreement, Bonaventure will be the operator of the newly formed joint venture. Bonaventure did not complete the requirements to earn an additional 10% interest in the property.

Mexican Properties

        The Company has property in Mexico which includes the El Gallo, Magistral and the Palmarito properties in Sinaloa state. El Gallo was first discovered in 2008 by US Gold geologists. There was no recorded exploration or production from the area. The Magistral Mine produced approximately 70,000 ounces of gold from 2002-2005 before it was shut down due to higher than anticipated operating costs and a lack of working capital. In late 2006, the Magistral mine was placed on a care and maintenance basis. The Palmarito Project was Sinaloa's largest producer of silver prior to 1950.

        Including the projects discussed above, we currently control mineral concessions of approximately 1,525 sq. miles (3,950 sq. km) located in the Mexican states of Sinaloa and Nayarit. We hold our interests through ownership of Pangea Resources Inc. which in turn holds 100 percent ownership of Compania Minera Pangea S.A. de C.V. ("Minera Pangea"). The titles are granted under Mexican mining law and are issued by Secretaria de Economía, Coordinación General de Mineria, Dirección General de Minas (Dirección de Minas).

        The following map depicts the location of El Gallo, Magistral and Palmarito.

El Gallo Project

        The El Gallo Project is located in Sinaloa state, northwestern Mexico in Mocorito Municipality. Access to El Gallo is from the city of Culiacan via the four-lane Pacific Highway (Highway 15) for a distance of 60 miles (100 km) to the city of Guamuchil. From Guamuchil a local paved road extends 12.5 miles (20 km) to the east toward Mocorito. US Gold's concessions are located approximately 2.5 miles (4.0 km) north of Mocorito. The El Gallo Project includes three primary areas containing mineralized material: El Gallo, Magistral and Palmarito.

El Gallo

        In July 2010, we completed an initial estimate of mineralized material at El Gallo. The estimate was prepared by PAH in accordance with NI 43-101. In November 2010, PAH updated the El Gallo estimate to approximately 7.5 million tonnes of mineralized material with an average grade of 110.6 gpt for silver and 0.09 gpt for gold using a higher grade milling method and 5.1 million tonnes of mineralized material with an average grade of 28.5 gpt of silver and 0.03 gpt of gold using a lower grade heap leach method. The complete text of this report is available on SEDAR at www.sedar.com and our website at www.usgold.com/resources. El Gallo became a priority for US Gold after high grade silver mineralization was discovered during the fall of 2008. Although there has been some minor prospecting in the area, there is no historic mining of any significance. The mineralization at El Gallo is mainly silver, with minor gold-lead-zinc probably contributed by a separate mineralizing event.

        The El Gallo Project lies within two US Gold-controlled concessions called Rocío Fracción A and Pangea (see map below). These concessions have an area of 86,487 acres and 3,942 acres respectively. US Gold controls all the immediate properties surrounding El Gallo.

        PAH also completed a Preliminary Economic Assessment (the "El Gallo PEA") for the El Gallo Project (that also included Magistral and Palmarito) in February 2011. The complete text of this report is available on SEDAR at www.sedar.com and our website at www.usgold.com/resources. The El Gallo PEA focused on a development plan involving surface mining from various locations and having the ore processed at a central facility, with an estimated total mill capacity of 6,000 tons per day. Lower grade ore would be processed at approximately 3,250 tons per day by crushing and heap leaching. The El Gallo PEA estimated average mine production of 5.0 million ounces of silver and 50,245 ounces of gold annually during a six year mine life. Based on an assumed gold price of $1,000 per ounce, the estimated cash cost net of by-product credit is $5.90 per silver ounce. Estimated costs fall to $2.44 per silver ounce based on an assumed gold price of $1,350 per ounce. At an assumed silver price of $18.00 per ounce and a gold price of $1,000 per ounce, the El Gallo PEA calculates a pre-tax discounted (5%) net present value of $155 million, giving a pre-tax internal rate of return of 27%. These numbers increase to $521 million and 65% based on an assumed silver price of $28.50 per ounce and an assumed gold price of $1,350 per ounce. The total capital expenditures to construct the mine are estimated at $149.2 million. The El Gallo PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as reserves under Guide 7. Investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically. At this time, there is no certainty that the preliminary assessment and economics estimated in the El Gallo PEA will be realized.

        Exploration work completed in 2010 at El Gallo consisted mainly of core and conventional rotary drilling and geochemical surface sampling. A total of 813 (2009—11,665) soil samples and 1,521 (2009—3,845) rock samples were taken at the El Gallo Project during 2010. Drilling at El Gallo totaled 139,443 ft. (42,502 m) in 2010 (2009—58,583 ft. (17,856 m)). The most significant core intercepts are highlighted below:

Hole Number	Silver	Length	From	Silver	Length	From
	(opt)	(ft)	(ft)	(gpt)	(m)	(m)
GAX-045	4.4	239.2	140.4	150.9	72.9	42.8
GAX-046	18.6	134.2	108.6	638	40.9	33.1
GAX-055	11.4	386.8	105	390	117.9	32
GAX-056	19.2	95.5	211.6	659	29.1	64.5
GAX-057	8.3	128.8	319	283.4	39.3	97.5
GAX-061	25.3	23.3	112.9	868.9	7.1	34.4
GAX-098	31.6	28.9	158.5	1084.5	8.8	48.3
GAX-103	21.1	26.6	0	725.1	8.1	0
GAX-122	3.7	266.9	249	125.6	81.4	75.9
GAX-123	5.7	110.7	308.6	195.2	33.8	94.1
GAX-124	7.2	100.9	423	247.1	30.8	129
GAX-131	22.9	34.1	25.3	785.7	10.4	7.7
GAX-143	12	131.1	52.8	410.2	40	16.1
GAX-155	4.6	125	122.4	158.1	38.1	37.3
GAX-185	16.8	78.6	180.8	576.9	24	55.1
GAX-193	2.6	81.2	73	88.9	24.8	22.3
GAX-202	2.6	206.7	132.9	88.2	63	40
GAX-223	3.4	165.5	80.1	116.5	50.5	24.4

        El Gallo occurs within the Pie de la Sierra physiographic province of the Sierra Madre Occidental Range, which is part of a late Jurassic to middle Cretaceous volcanic-arc. Tertiary volcanic and volcaniclastic rocks overlay Paleozoic and Mesozoic metamorphic rocks which may be locally cut by Cretaceous intrusive rocks.

        The oldest rocks in the region are andesite porphyries that occur widely throughout the area. These are cut by intrusions of late Cretaceous-early Tertiary age, ranging from tonalite to granodiorite in composition. These rocks are discordantly overlain by early Tertiary andesites, andesite tuffs, and andesite porphyries which are the principal host rocks to the mineralized structures that occur throughout the district. The oldest rocks seen in outcrop are Cretaceous in age. This includes locally fossiliferous limestones, sandy limestones, and limy sandstones that crop out to the south and northwest of El Gallo, where they are altered to garnet-epidote skarn with very local tremolite-actinolite skarn.

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

        The northern part of El Gallo is characterized by the presence of a thick sequence of volcanic rocks, mainly andesitic flows, that discordantly overlie the Cretaceous andesitic rocks and are hydrothermally altered, forming part of the host rock for the mineralized structures.

        The Cretaceous and lower Tertiary units are covered by rhyolitic to rhyodacitic flows of probable mid-Tertiary age which are then capped by upper Tertiary basaltic andesitic flows.

        Various environmental permits, which are issued by Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT") are required in order perform exploration drilling in Sinaloa state, Mexico. Permitting requirements are dependent upon the level of disturbance. Exemptions can generally be obtained if drilling occurs in areas where no new disturbance will occur and vegetation will not be removed (agricultural areas, dirt roads, previously mined sites). If drilling occurs on previously undisturbed land and vegetation will be removed, an Environmental Impact Study and Land Use Change are required. In addition to US Gold's environmental employees, Heuristica Ambiental, environmental consultants from Hermosillo, Sonora, work with the Company in order to permit US Gold's exploration activities. Each of the areas where US Gold is currently conducting exploration drilling has the required permit or exemption.

        The Repadre Capital Corporation (owned by IAMGOLD Corporation) holds a net smelter return ("NSR") royalty based upon the quantity of gold or gold equivalent produced by the project. The royalty covers both El Gallo and the Magistral Mine Property. For production up to 30,000 ounces, a 1.5 percent royalty is due. For production between 30,000 and 350,000 ounces, a royalty of 3.5 percent is required. Above 350,000 ounces the royalty drops to 1 percent. Since Magistral has already produced more the 70,000 ounces of gold the 1.5 percent royalty is no longer in effect and production up to the 350,000 ounces will be subject to the 3.5 percent royalty rate.

Magistral Mine Property

        In November 2010, an estimate of mineralized material was completed by PAH in accordance with NI 43-101. The report estimates approximately 10.4 million tonnes of mineralized material with a grade of 1.50 gpt of gold. The complete text of this report is available on SEDAR at www.sedar.com and our website at www.usgold.com/resources.

        The mineralization at the Magistral Mine Property is classified as a low-sulfidation epithermal gold-silver mineral system. The presence of biotite and K-feldspar, the lack of clay minerals, and the overprint of biotite by chlorite indicate that these veins were formed deep in the epithermal system. The main alteration and assemblages consist of quartz-chlorite/biotite-hematite, and minor sulphides.

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

        The Magistral Mine Property includes infrastructure associated with heap leach operations at the mine site and is currently used as our base for exploration. Infrastructure at Magistral includes offices and process buildings, as well as a heavy equipment maintenance shop and warehouse. An in-house laboratory has the capacity for fire assays along with atomic absorption, and includes a standard metallurgical testing facility. Telecommunications are provided by a microwave system that supplies modern telephone and internet service. The process plant includes a carbon circuit with a capacity of 12 tons of activated carbon. The gold recovery system includes a zinc precipitation circuit. The plant is powered by four 175 kW diesel generators. In 2009, we sold the four CAT 777B haul trucks and five Euclid R-50 trucks due to the age of the equipment for net proceeds of $654,637. The remaining heavy fleet of used equipment includes various loaders, excavators, bulldozers and conventional rotary drills. During 2009, with the assistance of a third party valuator, it was determined that our carrying value of this equipment were greater than the net realizable value. As a result, for the year ended December 31, 2009, we recorded a write-off of long-lived assets of $760,355. There were no changes to the carrying value of this equipment as at December 31, 2010.

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

        During 2008, US Gold signed an option agreement to buy 100 percent of a third party concession containing 0.5 sq. miles (1 sq. km) in the Palmarito area. The exercise of the option brought the immediate project area to a total of approximately 3 sq. miles (8 sq. km). The option agreement provides US Gold with the right to purchase the 2 percent NSR royalty for $1 million during the term of option agreement and up to 12 months thereafter. The NSR primarily impacts the mineralized material contained in the historic tailings.

        Core drilling totaled approximately 8,817 ft (2,687 m) in 2010 (2009—1,465 ft. (447 m)) with the objective of identifying and confirming new mineralized zones. An NI 43-101 compliant technical report was completed at the Palmarito Project by PAH in December 2008 and updated in November 2010.

The most recent report estimates that mineralized material for the Palmarito consists of 3.7 million tonnes of material with an average grade of 71 gpt of silver and 0.14 gpt of gold.

        The following map depicts the concessions that are 100% owned by US Gold and those where the Company has an option to earn a 100% interest at Palmartio:

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

Other Exploration Areas

        During 2010 US Gold drill tested other prospects in the vicinity of El Gallo, which resulted in the discovery of four new veins. The Gold Zone Vein, located 1,650 ft (500 m) South East of El Gallo, the Alamo Vein, located 4.5 miles (7 km) north of El Gallo, the Oro Vein, located 20 miles (32 km) North East of El Gallo and the Chapotillo vein, located 6.5 miles (10.5 km) north of El Gallo. Some of the results obtained in this drilling campaign are shown below:

  Gold Zone Vein

  •
  GZX-002: 7.7 gpt gold over 4.8m, including 22.2 gpt gold over 1.1m

  •
  GZX-001: 6.4 gpt gold over 3.1m, including 10.8 gpt gold over 1.2m

  Alamo Vein

  •
  SJX-002: 9.3 gpt gold over 1.7m

  •
  SJX-009: 7.6 gpt gold over 1.7m

  •
  SJX-010: 4.2 gpt gold over 6m including 7.9 gpt gold over 1.4m

  Oro Vein

  •
  POX-002: 7.4 gpt gold over 0.9m

  •
  POX-003: 5.9 gpt gold over 0.9m

  Chapotillo

  •
  CHX-007: 236.2 gpt silver and 1.6 gpt gold over 18.6m* (* includes 3.1m of no sample where the core hole intercepted an underground working)

  •
  CHX-011: 274 gpt silver and 2.4 gpt gold over 1.3m

  •
  CHX-009: 104.4 gpt silver and 1.8 gpt gold over 2.7m

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

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On November 2, 2010, our common stock commenced trading on the NYSE. Prior to November 2, 2010, our common stock traded on the NYSE Amex. Our common stock is traded on the NYSE and TSX, in each case under the symbol "UXG." US Gold Canadian Acquisition Corporation exchangeable shares are traded on the TSX, under the symbol "UXE".

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by the NYSE and NYSE Amex during the relevant time from January 1, 2009 to December 31, 2010 and TSX from January 1, 2009 to December 31, 2010.

	NYSE		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2010
First Quarter	$—	$—	$3.05	$2.16
Second Quarter	—	—	5.63	2.77
Third Quarter	—	—	5.69	4.49
Fourth Quarter (beginning November 2, 2010)	8.17	5.13	8.13	4.86

	NYSE Amex
	High	Low
Year Ended December 31, 2010
First Quarter	$2.98	$2.02
Second Quarter	5.44	2.72
Third Quarter	5.52	4.25
Fourth Quarter (up to November 1, 2010)	5.47	4.72

	NYSE Amex		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2009
First Quarter	$2.99	$0.90	$3.73	$1.07
Second Quarter	2.75	1.83	3.05	2.21
Third Quarter	3.53	2.30	3.92	2.70
Fourth Quarter	3.52	2.17	3.59	2.36

        As of March 9, 2011, there were outstanding 135,319,750 shares of our common stock, which were held by approximately 6,411 stockholders of record.

        As of March 9, 2011, there were outstanding 4,166,060 exchangeable shares, which were held by 72 holders of record. The exchangeable shares are exchangeable at the option of the holders into our common stock on a one-for-one basis.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,086,001		$2.02	2,309,638
Equity compensation plans not approved by security holders	464,668	(1)	$5.01	—

TOTAL	3,550,669			2,309,638

(1)
In connection with the acquisition of the Acquired Companies, we assumed stock options covering 812,918 shares of our common stock. Following the exercise of 170,125 options during 2007, expiration of 34,500 options during 2008, and exercise of 143,625 options during 2010, a total of 464,668 options remain exercisable at December 31, 2010.

        The options that we assumed in connection with the acquisition of the Acquired Companies were not approved by our security holders. These options are exercisable at prices ranging from C$4.30 to C$6.70 and expire on dates from 2014 to 2017. The weighted average exercise price of these options reflects the original exercise price of the options, modified to reflect the exchange ratios associated with the acquisitions. We are not authorized to issue any additional options under any of these plans.

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2010 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment, assuming reinvestment of dividends, if any, on December 31, 2005 in our common stock and the two other stock market indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 12/31/2005)

	December 31,
	2005	2006	2007	2008	2009	2010
US Gold Corporation	$100	$146	$86	$26	$72	$234
NYSE Arca Gold Bugs Index	$100	$122	$148	$109	$155	$207
NYSE Composite Index	$100	$118	$126	$74	$93	$103

ITEM 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected historical financial data about our company for the last 5 years. The data has been derived from our audited consolidated financial statements for the years indicated. Our historical results include the results of the Acquired Companies that we acquired effective June 28, 2007. You should read this data in conjunction with the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained herein. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share)
Operating data
Net loss from operations(1)(2)(3)(4)	$(35,783)	$(35,759)	$(130,384)	$(32,293)	$(75,178)
Other income (expenses)	694	1,685	(1,573)	3,426	2,528
Net loss(1)(2)(3)(4)	(33,091)	(27,698)	(131,111)	(28,546)	(72,650)
Basic and diluted loss per share	$(0.27)	$(0.25)	$(1.36)	$(0.35)	$(1.82)
Weighted average number of shares	121,987	112,224	96,641	81,955	39,891
Balance sheet data
Cash and cash equivalents	$6,818	$27,690	$10,300	$30,929	$50,922
Short-term investments	—	12,946	—	—	—
Marketable equity securities	4,576	11	13	287	—
Gold bullion	4,569	2,760	—	—	—
Property and equipment, net	4,391	2,888	5,187	5,547	1,520
Mineral property interests	235,153	239,858	255,813	258,121	3,300
Goodwill	—	—	—	107,017	—
Other assets	6,118	5,826	6,364	6,768	3,657

Total assets	$261,625	$291,979	$277,677	$408,669	$59,399
Current liabilities	$3,680	$1,849	$1,278	$987	$3,403
Deferred income tax liability	78,573	80,572	87,341	88,187	—
Other long-term liabilities and deferred gain	6,092	6,332	5,864	5,574	3,511
Shareholders' equity	173,280	203,226	183,194	313,921	52,485

Total liabilities and shareholders' equity	$261,625	$291,979	$277,677	$408,669	$59,399

(1)
Includes a non-recurring, non-cash expense of $51,681 relating to derivative instrument liability in 2006.

(2)
Includes a non-recurring, non-cash expense of $107,017 relating to the write down of the goodwill in 2008.

(3)
Includes a non-cash expense of $16,580 relating to the write-off of mineral property interests and equipment in 2009.

(4)
Includes a non-cash expense of $5,878 relating to the write-off of mineral property interests in 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition at December 31, 2010 and compares it to our financial condition at December 31, 2009. The discussion also summarizes the results of our operations for the years ended December 31, 2010, 2009 and 2008, and compares each year's results to the results of the prior year.

Plan of Operation

        Our plan of operation for 2011 for Mexico is to complete the feasibility study at the El Gallo Project, as well as continue to further drill and explore surrounding areas. For Nevada, we plan to complete a pre-feasibility study at the Gold Bar Project, conduct an exploration drilling program to potentially increase the size of the deposit as well as to test peripheral targets that we have generated through field prospecting and sampling at the Gold Bar Project. We also plan to further drill test the two promising targets at Limo found in 2010, the Cadillac and Continental sites, and conduct reconnaissance exploration including sampling, mapping and possibly geophysical surveys at that site.

        The company-wide exploration budget for 2011 is currently projected at approximately $27 million, including $18 million projected for Mexico and $9 million projected for Nevada, and may be re-evaluated at any time during 2011. Corporate general and administrative overhead for 2011 is expected to be consistent with 2010 at approximately $5 million with property holding costs projected at $4 million. We also expect to spend approximately $9 million in 2011 to acquire mineral property interests.

        On February 10, 2011, we entered into a binding letter of intent with the owners of the Tonkin North claims for the purchase of those claims. Pursuant to the letter of intent, we have agreed to pay an aggregate of CDN$8.4 million for the claims and grant the sellers a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. The parties have not yet negotiated and entered into definitive documentation for the transaction. If the transaction is consummated, we will use cash on hand to pay the purchase price for the claims. If we do not consummate the transaction to purchase the claims, our total interest in the Tonkin Complex will be reduced by 478 claims or 13.96 square miles, and, as a result, we estimate that our interest in the previously announced mineralized material identified at the Tonkin Complex will be reduced by approximately 38%. If the transaction is not consummated, we will file amended technical reports under NI 43-101 on the Tonkin Complex to reflect our reduced interests in the Tonkin Complex.

Liquidity and Capital Resources

        As of December 31, 2010, we had working capital of $13.5 million, comprised of current assets of $17.2 million, which includes $4.6 million of gold bullion and $4.6 million of marketable equity securities, and current liabilities of $3.7 million. This represents a decrease of $29.0 million from the working capital of $42.5 million at year end December 31, 2009.

        In February 2011, we substantially increased our working capital when we issued 17.25 million shares of common stock at a price of $6.50 per share, which includes the entire exercise of the underwriters' over-allotment option of 2.25 million shares in a public offering pursuant to a registration statement filed with the SEC and a prospectus filed with Canadian securities regulators. Robert R. McEwen, our Chairman and Chief Executive Officer, purchased 3.05 million shares in the offering. Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million. Proceeds to us, net of commissions and expenses, were approximately $105.3 million.

        Our only sources of capital at present include cash on hand, marketable securities, gold bullion and the possible exercise of options since we are not generating revenue. Warrants which were previously outstanding expired on February 22, 2011. Based on current spending projections, our current cash on hand, marketable securities and gold bullion balances are expected to be sufficient to fund ongoing operations until 2013. We expect to continue depleting our working capital as we spend cash on exploration and other activities described above under "Plan of Operation".

        Net cash used in operations for the year ended December 31, 2010 decreased to $25.9 million from $15.5 million for 2009 and increased from $18.7 million in 2008. Cash paid to suppliers and employees increased to $26.0 million for the 2010 period from $15.6 million and $19.4 million during the 2009 and 2008 periods respectively, primarily due to increased exploration spending. Cash provided by investing activities for the year ended December 31, 2010 was $3.9 million, primarily due to the redemption of our short-term US and Canadian Treasury Bills of $12.9 million that matured during the second quarter of 2010 and was partially offset by additional purchases of gold bullion of $1.8 million, investment in marketable equity securities of $4.0 million, mining concessions in Mexico of $1.3 million and land in Mexico of $2.0 million. This compares to cash used in 2009 of $15.2 million, primarily due to investment in short-term US and Canadian Treasury Bills with maturities between three and six months of $12.9 million, in gold bullion of $2.8 million, capital expenditures and partially offset by proceeds from disposal of property and equipment from our Mexico operations. Cash used in investing activities for 2008 of $0.2 million was primarily due to capital expenditures.

        Cash provided by financing activities for 2010 of $0.8 million was primarily due to exercise of stock options, compared to $46.4 million generated in 2009 from the public offering of 25.15 million shares and the exercise of stock options and warrants. Cash provided by financing activities in 2008 was $0.3 million, which was primarily due to the exercise of options and warrants.

Tabular Disclosure of Contractual Obligations (in thousands)

        Schedule of Contractual Obligations.    The following table summarizes our obligations and commitments as of December 31, 2010 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$13,058	$3,217	$5,819	$4,022	$—
Purchase Obligations	96	96	—	—	—
Accounts Payable & Accrued Liabilitites	3,118	2,718	400	—	—
Asset Retirement Obligations	6,153	461	1,722	855	3,115

Total	$22,425	$6,492	$7,941	$4,877	$3,115

Results of Operations

Year Ended December 31, 2010 compared to 2009

        General.    For the year ended December 31, 2010, we recorded a net loss of $33.1 million or $(0.27) per share, compared to a net loss for 2009 of $27.7 million or $(0.25) per share. The increase for the 2010 period compared to the 2009 period reflects our accelerated exploration efforts in Mexico and Nevada.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2010 increased to $5.4 million compared to $4.8 million in 2009, mainly due to an increase in salaries of

$0.4 million due to the increase in staff in Mexico and additional listing fees of $0.2 million on the NYSE as a result of us moving from the NYSE Amex to the NYSE on November 2, 2010.

        Property holding costs increased to $4.4 million in 2010 from $4.2 million in 2009, mainly due to an accrual of $0.7 million in response to the Nevada Legislature's enactment of Assembly Bill 6, which imposed an additional fee on ownership of unpatented mining claims in that state, and partially offset by a credit adjustment of $0.6 million to reflect the acquisition of mineral property interests in Mexico from prior years.

        Exploration costs increased to $19.2 million in 2010 from $8.2 million in 2009, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

        Total stock-based compensation expense increased to $1.6 million in 2010 from $1.3 million in 2009, reflecting increased expenses associated with stock option grants at the beginning of 2010. Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the Consolidated Statements of Operations and Other Comprehensive Loss.

        Accretion of the asset retirement obligation in Nevada and Mexico decreased to $0.5 million in 2010 from $0.8 million in 2009. Depreciation costs slightly decreased to $0.5 million in 2010 as compared to $0.6 million in 2009.

        Other Income (Expenses).    During 2010, we recorded a foreign currency exchange gain of $0.6 million, as compared to $1.6 million in 2009, reflecting a weakening U.S. dollar against the Canadian dollar and its effect on our net monetary assets or cash that are denominated in Canadian dollars.

Year Ended December 31, 2009 compared to 2008

        General.    For the year ended December 31, 2009, we recorded a net loss of $27.7 million or $(0.25) per share, compared to a net loss for 2008 of $131.1 million or $(1.36) per share. The substantial decrease in net loss in 2009 from 2008 was primarily due to the write off of the entire goodwill balance at the end of the third quarter of 2008 in the amount of $107.0 million. During 2009, we rationalized our mineral property interests in Nevada and Utah in order to focus our exploration program on our priority exploration areas. As a result, we allowed certain claims from three of our Nevada properties to lapse and allowed the lease on our Utah property to lapse. We also wrote down mining equipment from our Mexico operations to estimated net realizable value. This resulted in a net write-off of $10.2 million (net of $6.4 million of future income taxes recovery) during the year and was included in the net loss for the year ended December 31, 2009.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2009 decreased to $4.8 million compared to $5.5 million in 2008, primarily due to decreases in (i) staff and salaries of $0.7 million, (ii) Sarbanes Oxley compliance and audit expenses of $0.5 million (iii) legal fees of $0.2 million, (iv) shareholder communications of $0.2 million, (v) professional fees related to tax compliance of $0.1 million, (vi) management service fees of $0.1 million, (vii) travel of $0.1 million, in each case partially offset by an increase in stock option expense of $0.8 million as a result of new stock option grants and a reduction in forfeitures during 2009 and an increase of $0.4 million in various miscellaneous expenses. The decrease in staff and salaries and travel expenses was attributable to the closure of our Denver office and relocation of administrative functions to Toronto, Canada at the end of 2008. The decrease in legal and shareholder communications fees was attributable to a reduction in corporate development activities in 2009. The decrease in Sarbanes Oxley compliance, tax and audit related fees were attributable to greater efficiencies in our internal processes.

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

        Total loss on sale of assets increased to $0.5 million in 2009 from $0 in 2008. During 2009, we sold certain heavy mining equipment from our Mexico operation with a net book value of $1.2 million for net proceeds of $0.7 million, resulting in a loss on disposal of $0.5 million.

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

        Mineral Property Interests, Exploration and Development Costs:    Mineral property interests include acquired mineral, development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred. Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interest costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

        Impairment of Long-Lived Assets:    We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to the fair value. When the net book value exceeds the fair value, an impairment loss is measured and recorded.

        The underlying fair value of inactive mining equipment located at our Magistral Mine in Mexico and inactive milling equipment at our Tonkin Mine in Nevada were based on the estimated net realizable value calculated by a third party valuator in 2009. As at December 31, 2010, the carrying value for these assets is less than their fair value and as a result, no impairment was recorded.

        Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and our continued plans to fund exploration programs on the property. We use the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. We are unable to determine the estimated undiscounted future net cash flows from our operations due the nature of our mineralized materials. As such, the appropriate evidence to perform estimates of future cash flows is not available and would not be accurate in supporting our long-lived assets. For purposes of recognition and measurement of an impairment loss, we group our properties by geological mineral complex as this represents the lowest level at which we allocate our exploration spending independent of other assets and liabilities. For our Battle Mountain Complex, as described in the Properties section (Item 2), we have separated our properties into three regions, due to their physical separation, for the purposes of impairment testing. The three regions are North (BMX), East (Slaven Canyon) and West (Fish Creek). During the fourth quarter of 2010, we performed our annual impairment test on these mineral properties using the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region, calculated in 2009 with the assistance of a third party expert, since we believe there were no significant changes to the observed market value. Based on this approach, our carrying values of these mineral properties did not exceed the fair value and as a result no impairment was recorded for the year ended December 31, 2010.

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

        Stock-Based Compensation:    Effective January 1, 2006, we implemented Accounting Standards Codification ("ASC") Section 718-10-25 (formerly Statement of Financial Accounting Standards ("SFAS") 123R, Accounting for Stock-Based Compensation) requiring us to provide compensation costs for our stock options determined in accordance with the fair value based method prescribed in ASC Section 718-20-25. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

        Income Taxes:    We account for income taxes under ASC Section 740-10-25 (formerly SFAS 109, Accounting for Income Taxes) using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. We derive the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

        The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a depreciation of non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies. Based on our Canadian cash balance of $2.4 million at December 31, 2010, a 1% change in the Canadian dollar would have an insignificant impact in the statement of operations.

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

Commodity Price Risk

        We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We also hold a portion of our cash in gold bullion which is recorded at cost. Gold prices may fluctuate widely from time to time. Based on our gold holdings of $4.6 million at December 31, 2010, a 10% reduction in the price of gold would decrease our working capital by approximately $0.5 million. At December 31, 2010, this gold bullion had a fair value of $6.2 million.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective based upon those criteria. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as at December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited the accompanying consolidated balance sheets of US Gold Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
US Gold Corporation:

        We have audited US Gold Corporation (the "Company")'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, US Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Gold Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 10, 2011

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended December 31,

	2010	2009	2008
	(in thousands, except per share)
COSTS AND EXPENSES:
General and administrative	5,397	4,832	5,542
Property holding costs	4,358	4,194	3,319
Exploration costs	19,210	8,240	10,827
Accretion of asset retirement obligation	515	762	564
Depreciation	454	625	626
(Gain) loss on sale of assets	(29)	526	—
Goodwill impairment	—	—	107,017
Write-off of mineral property interests—note 4	5,878	16,580	2,489

Total costs and expenses	35,783	35,759	130,384

Operating loss	(35,783)	(35,759)	(130,384)

OTHER INCOME (EXPENSE):
Interest income	112	127	573
Interest expense	(15)	—	10
Foreign currency gain (loss)	597	1,558	(2,156)

Total other income (expense)	694	1,685	(1,573)

Loss before income taxes	(35,089)	(34,074)	(131,957)
Recovery for income taxes	1,998	6,376	846

Net loss	(33,091)	(27,698)	(131,111)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on available for-sale securities, net of taxes	542	(4)	(263)

Comprehensive loss	$(32,549)	$(27,702)	$(131,374)

Basic and diluted per share data:
Net loss—basic and diluted	$(0.27)	$(0.25)	$(1.36)

Weighted average common shares outstanding:
—basic and diluted	121,987	112,224	96,641

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,818	$27,690
Marketable equity securities—note 2	4,576	11
Short-term investments—note 2	—	12,946
Gold bullion—note 3	4,569	2,760
Other current assets	1,259	965

Total current assets	17,222	44,372

Mineral property interests—note 4	235,153	239,858
Restrictive time deposits for reclamation bonding—note 4	4,777	4,777
Property and equipment, net—note 6	4,391	2,888
Other assets	82	84

TOTAL ASSETS	$261,625	$291,979

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,718	$1,163
Current portion of asset retirement obligation—note 4	461	200
Current deferred income tax liability—note 7	393	393
Other current liabilities	108	93

Total current liabilities	3,680	1,849

Asset retirement obligation, less current portion—note 4	5,692	5,863
Deferred income tax liability—note 7	78,573	80,572
Other liabilities	400	469

Total liabilities	$88,345	$88,753

Shareholders' equity:
Common stock, no par value, 250,000 shares authorized;
Common: 117,717 shares as of December 31, 2010 and 106,538 shares as of December 31, 2009 issued and outstanding
Exchangeable: 4,469 shares as of December 31, 2010 and 15,355 shares as of December 31, 2009 issued and outstanding	504,389	501,786
Accumulated deficit	(331,366)	(298,275)
Accumulated other comprehensive loss	257	(285)

Total shareholders' equity	173,280	203,226

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$261,625	$291,979

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, and 2008

	Common Stock			Accumulated Other Comprehensive Loss
					Accumulated Deficit
	Shares	Amount	Warrants			Total
				(in thousands)
Balance, December 31, 2007	96,453	$446,038	$7,367	$(18)	$(139,466)	$313,921
Stock-based compensation	—	389	—	—	—	389
Exercise of stock options	33	71	—	—	—	71
Exercise of warrants	190	187	—	—	—	187
Reclassified expired warrants to common stock	—	7,367	(7,367)	—	—	—
Unrealized loss on marketable equity securities	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(131,111)	(131,111)

Balance, December 31, 2008	96,676	454,052	—	(281)	(270,577)	183,194
Stock-based compensation	—	1,292	—	—	—	1,292
Exercise of stock options	67	141	—	—	—	141
Sale of shares for cash, net of issuance costs	25,150	46,301	—	—	—	46,301
Unrealized loss on marketable equity securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(27,698)	(27,698)

Balance, December 31, 2009	121,893	501,786	—	(285)	(298,275)	203,226
Stock-based compensation	—	1,595	—	—	—	1,595
Exercise of stock options	109	201	—	—	—	201
Exercise of stock options from 2007 acquisition	143	608	—	—	—	608
Shares issued for Mexico mining concessions	41	199	—	—	—	199
Unrealized gain on marketable equity securities	—	—	—	542	—	542
Net loss	—	—	—	—	(33,091)	(33,091)

Balance, December 31, 2010	122,186	$504,389	$—	$257	$(331,366)	$173,280

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
		(in thousands)
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(26,034)	$(15,580)	$(19,368)
Interest received	112	127	644
Interest paid	—	—	10

Cash used in operating activities	(25,922)	(15,453)	(18,714)

Cash flows provided by (used in) investing activities:
Proceeds (investment) in short-term investments (maturity greater than 3 months)	12,946	(12,946)	—
Acquisition of mineral property interests in Mexico	(1,300)	—	9
Additions to property and equipment	(1,978)	(325)	(266)
Proceeds from disposal of property and equipment	49	713	—
Investment in gold bullion	(1,810)	(2,760)	—
Investment in marketable equity securities	(4,023)	—	—
Decrease to restricted investments securing reclamation	—	161	36

Cash provided by (used in) investing activities	3,884	(15,157)	(221)

Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	46,301	—
Exercise of stock options and warrants	809	141	257

Cash provided by financing activities	809	46,442	257

Effect of exchange rate change on cash and cash equivalents	357	1,558	(1,951)

(Decrease) increase in cash and cash equivalents	(20,872)	17,390	(20,629)
Cash and cash equivalents, beginning of year	27,690	10,300	30,929

Cash and cash equivalents, end of year	$6,818	$27,690	$10,300

Reconciliation of net loss to cash used in operating activities:
Net loss	$(33,091)	$(27,698)	$(131,111)
Adjustments to reconcile net loss from operating activities:
Goodwill impairment	—	—	107,017
Write-off of mineral property interests	5,878	16,580	2,489
Deferred income taxes	(1,998)	(6,376)	(846)
(Gain) loss on disposal of property and equipment	(29)	526	—
Change in interest receivable	—	—	71
Stock-based compensation	1,595	1,292	389
Accretion of asset retirement obligation	515	762	564
Depreciation	454	625	626
Foreign exchange (gain) loss	(357)	(1,558)	1,951
Other operating adjustments and write-downs	—	(77)	—
Change in non-cash working capital items:
(Increase) decrease in other assets related to operations	(292)	231	307
Increase (decrease) in liabilities related to operations	1,403	240	(171)

Cash used in operating activities	$(25,922)	$(15,453)	$(18,714)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

        Concentrations:    The Company maintains cash in accounts which may, at times, exceed federally insured limits. At December 31, 2010, the Company has bank account balances of approximately $5.8 million in excess of the federally insured limits.

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

        Mineral Property Interests, Exploration and Development Costs:    Mineral property interests include acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interest costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Impairment of Long-Lived Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to the fair value. When the net book value exceeds the fair value, an impairment loss is measured and recorded.

        Mineral properties are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property. The Company uses the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. The Company is unable to estimate undiscounted future net cash flows from its operations due the nature of its mineralized material. As such, the appropriate evidence to perform estimates of future cash flows is not available and would not be accurate in supporting the Company's long-lived assets. For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities. For the Battle Mountain Complex, as described in the Properties section (Item 2) of the annual report on Form 10-K, the Company has separated its properties into three regions, due to their physical separation, for the purposes of impairment testing. The three regions are North (BMX), East (Slaven Canyon) and West (Fish Creek).

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

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Comprehensive Loss:    In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrecognized changes in fair value of marketable equity securities classified as available-for-sale or other investments.

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

        Use of Estimates:    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value for reporting units and asset impairments; valuation allowances for

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred tax assets; reserves for contingencies and litigation; and estimates with respect to assumptions regarding stock-based compensation expense. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

        Fair Value of Financial Instruments:    ASC Section 825-10-50 (formerly SFAS 107, Disclosures About Fair Value of Financial Instruments) requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.

        The carrying values of financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, marketable equity securities, short-term investments, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

NOTE 2 MARKETABLE EQUITY SECURITIES

        During 2010, the Company invested a portion of its cash in marketable equity securities at a cost of $4 million. These securities are valued at fair market value. Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive gain (loss)) that is reported as a separate line item in the shareholders' equity section of the balance sheet. The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold. As at December 31, 2010, the fair market value of these securities was $4.6 million, and as a result the Company recorded a gain of $0.6 million to accumulated other comprehensive gain (loss).

        During 2010, the Company redeemed all of its U.S. and Canadian Treasury Bills to fund ongoing operations. As at December 31, 2009, Treasury Bills totaling $12.9 million with original maturities of six months were outstanding.

NOTE 3 GOLD BULLION

        The Company invested a portion of its cash in gold bullion. Below is the balance of its holdings as at December 31, 2010 and December 31, 2009.

	2010	2009
	(dollars in thousands, except per ounce)
# of ounces	4,442	2,824
Average cost per ounce	$1,019	$975
Total cost	$4,569	$2,760
Fair market value per ounce	$1,405	$1,088
Total fair market value	$6,241	$3,073

        The fair market value of gold was based on the daily London P.M. fix as at December 31, 2010 and December 31, 2009. Since ASC Topic 815 does not consider gold to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 4 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

        At December 31, 2010, the Company holds mineral interests in Nevada, and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine. The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

        During the second quarter of 2010, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas. As a result, the Company allowed certain claims from two of its Nevada properties in the Battle Mountain Complex, Valmy and Timber Creek, to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $5.9 million, which was written off during the second quarter, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.0 million. This resulted in a net write-off for the Company of $3.9 million, which is included in the net loss for the year ended December 31, 2010.

        During the fourth quarter of 2010, the Company performed its annual impairment test of its mineral property interests. The Company used the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region. Based on this approach, it was determined that the carrying values of these mineral property interests did not exceed their fair value and as a result there was no impairment recorded in addition to the aforementioned write-off.

        During 2010, the Company increased its mineral property interests in Mexico by $1.5 million, of which $0.6 million relates to a prior year adjustment.

        During 2010, 2009 and 2008, the Company has incurred expenses of $19.2 million, $8.2 million and $10.8 million, respectively, in total exploration and related expenditure costs.

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

        For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at December 31, 2010 and 2009, had cash bonding in place of $4.8 million. The Company submitted a mine closure plan to the BLM for the Tonkin property during the fourth quarter of 2010. Based on the Company's estimate, the change in its bonding requirements was insignificant. The closure plan is currently under review by the BLM. It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of the BLM's review. The Company, however, is unable to estimate possible increases at this time. Under the 2007 update, property-wide reclamation activities at the historic Tonkin Property are currently projected to be incurred primarily through 2015 with water management into 2040. Reclamation expenditures covering all United States properties during 2010 and 2009 totaled $0.1 million and $0.3 million, respectively.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 4 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company's asset retirement obligations for years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Asset retirement obligation liability—opening balance	$6,063	$5,863
Settlements	(98)	(328)
Non-cash settlement	—	(100)
Accretion of liability	515	762
Adjustment reflecting updated estimates	(327)	(134)

Asset retirement obligation liability—ending balance	$6,153	$6,063

        Assumptions used to compute the asset retirement obligations for the year ended December 31, 2010 for the Tonkin property included a credit adjusted risk free rate and inflation rate of 8.7% (2009 and 2008-8.7%) and 2.0% (2009 and 2008-4.0%) respectively.

        Assumptions used to compute the asset retirement obligations for the years ended December 31, 2010, 2009 and 2008 for the Magistral Mine included a credit adjusted risk free rate and inflation rate of 8.7% and 3.3% respectively.

        It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company's properties, if any. There was no amortization recorded during 2010 or 2009 related to the capitalized asset retirement cost since the properties were not in operation. Reclamation expenditures are expected to be incurred between 2011 and 2040. As at December 31, 2010, the current portion of the asset retirement obligation was $0.5 million (December 31, 2009—$0.2 million).

NOTE 5 LOAN SETTLEMENT AGREEMENT WITH FABC

        On February 21, 1992, the Company entered into a Loan Settlement Agreement with its then senior secured lender, The French American Banking Corporation ("FABC"). At that time, the Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, Tonkin Springs Gold Mining Company ("TSGMC"), a wholly-owned subsidiary of the Company, entered into an agreement with FABC entitled "Agreement To Pay Distributions," which requires TSGMC to pay a limited portion of certain distributions from Tonkin Springs Venture Limited Partnership ("TSVLP") to FABC. TSVLP, another subsidiary of the Company, has complete control of such distributions, if any, to TSGMC. Under the terms of the Agreement To Pay Distributions, TSGMC is required to pay to FABC (i) the first $30,000 in cash or value of asset distributions, as defined in such agreement, received from TSVLP, plus (ii) an amount equal to 50 percent of such retained distributions in cash or value of asset distributions after TSGMC has first received and retained $0.5 million of such retained distributions. This obligation to FABC shall terminate after FABC has been paid a total of $2.0 million thereunder. No payments have been made under this obligation.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 6 PROPERTY AND EQUIPMENT

        At December 31, 2010 and 2009, property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Trucks and trailers	$1,005	$913
Office furniture and equipment	591	560
Drill rigs	460	180
Building	853	808
Land	1,596	86
Mining equipment	956	964
Inactive milling equipment	778	778

Subtotal	$6,239	$4,289
Less: accumulated depreciation	(1,848)	(1,401)

Total	$4,391	$2,888

        Depreciation expense for 2010 was $0.5 million (2009-$0.6 million, 2008-$0.6 million).

        The underlying fair value of inactive mining equipment located at the Company's Magistral Mine in Mexico and inactive milling equipment at its Tonkin Mine in Nevada were written-down to the estimated net realizable value calculated by a third party valuator in 2009. As at December 31, 2010, the carrying value of these assets is less than their fair value and as a result, no impairment was recorded.

NOTE 7 INCOME TAXES

        In various transactions entered into on February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under the Internal Revenue Code ("IRC") Section 382 (g). As a result, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change. Except as noted below, the Company may receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2010 and 2009, the Company estimates those tax loss carry forwards to be $125.7 million and $96.6 million, respectively expiring starting in 2011 and going through 2030.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 7 INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 respectively, are presented below:

	2010	2009
	(in thousands)
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$41	$41
Net operating loss carryforward	40,396	31,972
Mineral Property	2,468	2,575
Other temporary differences	2,468	1,866
Capital loss carryforward	242	251

Total gross deferred tax assets	45,615	36,705
Less: valuation allowance	(37,543)	(31,167)

Net deferred tax assets	$8,072	$5,538

Deferred tax liabilities:
Reclamation obligation	189	164
Mineral Property	(7,246)	(4,687)
Basis in TSVLP	(1,015)	(1,015)
Acquisition related deferred tax liability	(78,966)	(80,965)

Total Deferred tax liabilities	$(87,038)	$(86,503)

Total net deferred tax liability	$(78,966)	$(80,965)

Breakdown between current and non-current:
Current deferred tax liability	(393)	(393)
Non-current deferred tax liability	(78,573)	(80,572)

Total net deferred tax liability	$(78,966)	$(80,965)

        The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $6.8 million primarily reflects an increase of net operating loss carryforwards. The acquisition related deferred tax liability for 2010 consists of $78.2 million, $0.4 million, and $0.4 million for mineral properties, fixed assets, and a liability for unrecognized tax benefits, respectively.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 7 INCOME TAXES (Continued)

        A reconciliation of the tax provision for 2010, 2009 and 2008 at statutory US Federal and State income tax rates to the actual tax provision recorded in the financial statement is comprised of the following components:

	2010	2009	2008
	(in thousands)
US Federal and State tax recovery at statutory rate	$(11,895)	$(12,047)	$(46,394)
Reconciling items:
Goodwill and asset impairment	—	—	30,697
FIN 48 adjustment due to tax years becoming statute barred	—	(784)	—
Prior year true ups/acquisitions	56	103	—
Adjustment for foreign tax rate	853	1,041	3,761
Tax rate changes	2	(44)	2,925
Imputed interest	104	99	485
Other permanent differences	1,760	220	1,397
NOL expired	746	571	—
Valuation allowance	6,376	4,465	6,283

Tax Recovery	$(1,998)	$(6,376)	$(846)

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

        As at December 31, 2010, total accrued interest and penalties remained unchanged at $0.3 million from December 31, 2009.

        The Company has determined the classification of unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as current liabilities. The basis for this assessment is that the unrecognized tax benefits will become statute barred within the next twelve months. In addition, the taxation authority is currently auditing the tax year that has the remaining unrecognized tax benefits balance. As a result, the Company anticipates settlement of the unrecognized tax benefits within one year of the balance sheet date.

        The Company or its subsidiaries file income tax returns in Canada, the United States, and Mexico. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

    United States: 2006 to 2010
    Canada: 2003 to 2010
    Mexico: 2004 to 2010

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 7 INCOME TAXES (Continued)

        As discussed previously, a portion of the liability and accrued interest and penalties arising from the 2007 acquisitions were reduced due to a lapse of the statute of limitations for those tax years. As at December 31, 2010, the tax liabilities decreased to $0.5 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2010	$485
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Additions for Tax Positions of Prior Years	—
Reductions for Tax Positions of Prior Years	—
Reduction for Lapse of Statute of Limitations	—
Other	15

Balance at December 31, 2010	$500

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

        On February 22, 2006, the Company completed a private placement of 16.7 million subscription receipts at $4.50 per subscription receipt, from which the Company received $75.15 million in gross proceeds. Effective August 10, 2006, each subscription receipt was converted, for no additional payment, into one share of the Company's common stock and one-half of one common stock purchase warrant. Each whole warrant is exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. In connection with this private placement, the Company issued compensation options entitling the broker-dealer which acted as the placement agent to acquire, for no additional consideration, broker warrants to acquire up to 1.0 million units at an exercise price

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 8 SHAREHOLDERS' EQUITY (Continued)

of $4.50 per unit until August 22, 2007. Each unit consisted of one share of our common stock and one-half of one warrant. These compensation options were converted into broker warrants contemporaneously with the conversion of the subscription receipts on August 10, 2006. The broker warrants were exercised in 2007. As at December 31, 2010, there were 8.9 million warrants outstanding. All of the warrants expired unexercised on February 22, 2011.

        In February 2011, the Company issued 17.25 million shares of common stock at a price of $6.50 per share (before the underwriters' commissions and expenses) in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators. Please refer to Note 16 Subsequent Events for further details.

  Exchangeable Shares and 2007 Acquisitions Related Transactions

        In connection with the 2007 acquisitions, the Company's wholly-owned subsidiary, US Gold Canadian Acquisition Corporation ("Canadian Exchange Co."), issued an aggregate of 43 million exchangeable shares. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company.

        Accordingly, remaining exchangeable shares are included as part of the consolidated share capital of the Company. The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of the Company's Series A Special Voting Preferred Stock ("Special Voting Share") pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of Canadian Exchange Co. issued and outstanding from time to time and which are not owned by US Gold or any subsidiary. Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company's common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent is not required, except to the extent it is entitled to vote with the holders of shares of common stock for taking any corporate action. Through December 31, 2010, approximately 40.8 million exchangeable shares had been converted into an equivalent amount of common stock of the Company. At December 31, 2010, total outstanding exchangeable shares not exchanged totaled 4.5 million.

        In connection with the acquisition of the Acquired Companies, we assumed stock options covering 812,918 shares of our common stock. Following the exercise of 170,125 options during 2007, expiration of 34,500 options during 2008, and exercise of 143,625 options during 2010, a total of 464,668 options remain exercisable at December 31, 2010.

NOTE 9 STOCK BASED COMPENSATION

        Effective March 17, 1989, the Company's Board of Directors adopted the U.S. Gold Corporation Non-Qualified Stock Option and Stock Grant Plan, or the "US Gold Plan." On October 3, 2005, the Board of Directors amended the US Gold Plan to provide for an increase in the number of authorized

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 9 STOCK BASED COMPENSATION (Continued)

shares from 3.5 million to 5 million. The stockholders approved this amendment on November 14, 2005.

        On October 19, 2006, the Board of Directors approved the amendment and restatement to the US Gold Plan to:

  (1)
  provide for the grant of incentive options under Section 422 of the Internal Revenue Code (the "Code"), which provide potential tax benefits to the recipients compared to non-qualified options;

  (2)
  increase the number of shares of common stock reserved for issuance under the US Gold Plan by 4 million, for a total of 9 million shares;

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

	2010	2009	2008
Risk-free interest rate	2.18% to 2.97%	1.93% to 3.70%	1.80% to 3.77%
Dividend yield	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	87% to 94%	103% to 110%	103% to 110%
Weighted-average expected life of option	6.4 years	6.6 years	6.5 years
Weighted-average grant date fair value	$2.84	$0.81	$2.05

        During the period ending December 31, 2010, the Company recorded stock option expense of $1.6 million (December 31, 2009—$1.3 million; December 31, 2008—$0.4 million).

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 9 STOCK BASED COMPENSATION (Continued)

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands, except per share and year data)
Balance at December 31, 2007	1,503	$4.18	8.4
Granted	695	$2.49
Exercised	(33)	$2.12		$58
Forfeited	(315)	$3.12
Expired	(356)	$5.41

Balance at December 31, 2008	1,494	$3.32	8.2
Granted	1,277	$0.91
Exercised	(67)	$2.12		$5
Forfeited	(72)	$5.22

Balance at December 31, 2009	2,632	$2.13	8.1
Granted	726	$2.51
Exercised	(109)	$1.86		$225
Forfeited	(100)	$8.30
Expired	(63)	$2.71

Balance at December 31, 2010	3,086	$2.02	7.6	$18,700

Exercisable at December 31, 2010	1,340	$2.40	6.6	$7,610

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at or above market value as of the date of the grant. During 2010, the Company issued 108,332 shares of common stock (2009—66,667) on the exercise of stock options under the Plan, at a weighted average exercise price of $1.86 (2009—$2.12) per share for proceeds of $201,630 (2009—$141,334). During 2010, the Company also issued 143,625 shares on the exercise of stock options assumed by the Company from the 2007 acquisitions, at a weighted average exercise price of $4.23 per share for proceeds of $607,719. During 2010, the Company granted stock options to certain employees for aggregate of 0.7 million (2009—1.3 million, 2008—0.7 million) shares of common stock at an exercise price of $2.51 (2009—$0.91, 2008—$1.69 to $3.57) per share. The options vest equally over a three year period if the employee remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue. During 2010, stock options for 163,167 shares at exercise prices ranging from $2.51 to $8.30 per share, expired by their terms.

        At December 31, 2010, there was $1.0 million of unrecognized compensation cost related to 1.7 million unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 10 LOSS PER SHARE

        The computations for basic loss per common share are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share)
Net loss for the year	$33,091	$27,698	$131,111
Weighted average number of common shares	121,987	112,224	96,641

Loss per common share	$0.27	$0.25	$1.36

NOTE 11 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES

        The Company had rental expense under operating leases of $0.1 million each in the years December 31, 2010, 2009 and 2008.

        At December 31, 2010, the Company is obligated under long term leases covering office space and option payments on properties for the following minimum obligations:

Lease Obligation
(in thousands)
2011	$3,217
2012	2,847
2013	2,972
2014	2,288
2015	1,734

        During 2008, the Company signed an option agreement to buy 100% of the third party concession containing 281.7 acres in the Palmarito area in Mexico. Under the option agreement, the Company has the option to make payments of $0.8 million over 4 years, of which, $0.6 million has already been paid by the end of 2010.

        During 2010, the Company signed three different option agreements to buy 100% of the third party concession in Mexico. Under these option agreements, the Company has the option to make total cash payments of $5.1 million and 249,000 shares of its common stock over a period of 36 to 48 months, of which $0.4 million and 41,500 shares has already been paid by the end of 2010.

        The Company has transferred its interest to third parties in several mining properties over the past years. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

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

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 11 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES (Continued)

        The Company has had preliminary discussions with the State of Nevada to commence the process of submitting a proposal with respect to treatment of water that has been collecting from historic drill holes. At this time, the ultimate amount of the Company's potential obligation, if any, is not determinable.

NOTE 12 RELATED PARTY TRANSACTIONS

        Effective January 1, 2010, the Company renewed its management services agreement ("Services Agreement") with 2083089 Ontario Inc. ("208") pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis. A similar contract was entered into between the Company and 208 for calendar year 2009. 208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208. The Company paid $0.1 million in 2010 and $0.2 million in 2009 under these agreements.

        Beginning in the second quarter of 2010, an aircraft owned and operated by Lexam L.P (of which Mr. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, as well as senior management of two other junior mining companies, Mr. McEwen must travel extensively and frequently on short notice.

        Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate. The Company's independent board members have approved a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company. The hourly amount that the Company has agreed to reimburse Mr. McEwen is well under half the full cost per hour of operating the aircraft or equivalent hourly charter cost and in any event less than even Mr. McEwen's preferential charter rate. Where possible, trips also include other company personnel, both executives and non-executives, to maximize efficiency.

        For the year ended December 31, 2010, the Company paid $0.1 million to Lexam L.P for the use of this aircraft.

        Each of the above agreements were approved or ratified by the independent members of the Company's Board of Directors.

NOTE 13 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2010, 2009, and 2008:

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(6,870)	$(10,703)	$(8,170)	$(7,348)
Net loss per share—basic and diluted	$(0.06)	$(0.09)	$(0.07)	$(0.06)
Weighted average shares outstanding—basic and diluted	121,898	121,918	121,996	121,897

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 13 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION (Continued)

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

	For the year ended December 31, 2010
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$3,752	$606	$—	$4,358
Exploration costs	6,975	11,467	768	19,210
Operating loss	(17,240)	(13,127)	(5,416)	(35,783)
Mineral property interests	224,483	10,670	—	235,153
Total assets	230,542	20,527	10,556	261,625

	For the year ended December 31, 2009
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$2,919	$1,275	$—	$4,194
Exploration costs	4,418	3,405	417	8,240
Operating loss	(24,302)	(7,475)	(3,982)	(35,759)
Mineral property interests	230,688	9,170	—	239,858
Total assets	237,137	16,755	38,087	291,979

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 14 OPERATING SEGMENT REPORTING (Continued)

	For the year ended December 31, 2008
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$1,873	$1,440	$6	$3,319
Exploration costs	4,563	5,833	431	10,827
Goodwill impairment	107,017	—	—	107,017
Operating loss	(116,851)	(7,884)	(5,649)	(130,384)

NOTE 15 FAIR VALUE ACCOUNTING

        Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

        The following table sets forth the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$6,818	$6,818	$—	$—
Marketable equity securities—extractive industries	4,576	2,762	1,814	—

	$11,394	$9,580	$1,814	$—

Liabilities:
Accounts payable and accrued liabilities	$2,718	$2,718	$—	$—

        The Company's cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the cash balance approximates the carrying amounts due to the short-term nature and historically negligible credit losses. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

        The Company's marketable equity securities which are exchange traded are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

NOTE 15 FAIR VALUE ACCOUNTING (Continued)

The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The other portion of the Company's marketable equity securities, which are comprised of share purchase warrants not listed on a public exchange are valued using pricing models. Valuation models require a variety of inputs, including strike price, contractual terms, market prices, measures of volatility and interest rate. Because the inputs are derived from observable market data, the other portion of the marketable equity securities is classified within Level 2 of the fair value hierarchy.

        The fair value of accounts payable and accrued liabilities approximates the carrying amounts due to the short-term nature and historically negligible credit losses.

NOTE 16 SUBSEQUENT EVENTS

        On February 10, 2011, the Company entered into a binding letter of intent with the owners of the Tonkin North claims for the purchase of those claims. Pursuant to the letter of intent, the Company has agreed to pay an aggregate of CDN$8.4 million for the claims and grant them a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. The parties have not yet negotiated and entered into definitive documentation for the transaction.

        On February 24, 2011, the Company issued 17.25 million shares of common stock at a price of $6.50 per share, which includes the exercise of the underwriters' over-allotment option of 2.25 million shares of common stock, in a public offering pursuant to a registration statement filed with the U.S. securities regulators and a prospectus filed with Canadian securities regulators. Mr. McEwen purchased 3.05 million shares of the shares issued. Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million. Proceeds to the Company, net of commissions and expenses, were approximately $105.3 million. The underwriters did not receive a discount or commission on the shares purchased by Mr. McEwen.

NOTE 17 COMPARATIVE FIGURES

        Certain comparative amounts have been reclassified to conform to the presentation adopted in 2010.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following exhibits are filed with or incorporated by referenced in this report:

3.1	Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on March 16, 2007 (incorporated by reference from the Definitive Proxy Statement filed with the SEC on February 9, 2007, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2007 (incorporated by reference from the Report on Form 8-K dated October 30, 2007, Exhibit 3.2, File No. 001-33190)

10.1	Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

10.2	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.3	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137)

10.4	Employment Agreement between the Company and Ian Ball dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No.2) for the year ended December 31, 2008, Exhibit 10.19, File No. 001-33190)

10.5	Employment Agreement between the Company and Stefan Spears dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No.2) for the year ended December 31, 2008, Exhibit 10.20, File No. 001-33190)

*10.6	Management Services Agreement between the Company and 2083089 Ontario Inc. dated March 10, 2011

*21	Subsidiaries of the Company

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*
Filed with this report

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION
Dated: March 11, 2011	By:	/s/ ROBERT R. MCEWEN Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2011
/s/ PERRY Y. ING Perry Y. Ing	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 11, 2011
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 11, 2011
/s/ PETER BOJTOS Peter Bojtos	Director	March 11, 2011
/s/ DECLAN J. COSTELLOE Declan J. Costelloe	Director	March 11, 2011

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on March 16, 2007 (incorporated by reference from the Definitive Proxy Statement filed with the SEC on February 9, 2007, File No. 001-33190).
3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2007 (incorporated by reference from the Report on Form 8-K dated October 30, 2007, Exhibit 3.2, File No. 001-33190)
10.1
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)
10.2	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)
10.3	Equity Incentive Plan dated October 20, 2006 (incorporated by reference from Annex A to the Definitive Proxy Statement filed with the SEC on October 30, 2006, File No. 000-09137)
10.4
Employment Agreement between the Company and Ian Ball dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No.2) for the year ended December 31, 2008, Exhibit 10.19, File No. 001-33190)
10.5
Employment Agreement between the Company and Stefan Spears dated August 1, 2008 (incorporated by reference from the Annual Report on Form 10-K/A (Amendment No.2) for the year ended December 31, 2008, Exhibit 10.20, File No. 001-33190)
*10.6	Management Services Agreement between the Company and 2083089 Ontario Inc. dated March 10, 2011
*21	Subsidiaries of the Company
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*
Filed with this report