Form 10-Q
period 2011-03-31
U S GOLD CORP
filed 2011-05-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,161,209 shares outstanding as of May 5, 2011 (and 3,470,010 exchangeable shares).

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

COSTS AND EXPENSES:
General and administrative	1,376	1,369
Property holding costs	953	1,648
Exploration costs	6,909	4,209
Accretion of asset retirement obligation	129	71
Depreciation	120	130
Gain on sale of assets	(10)	—
Total costs and expenses	9,477	7,427

Operating loss	(9,477)	(7,427)

OTHER INCOME (EXPENSE):
Interest income	9	16
Interest expense	(11)	(17)
Gain on sale of gold bullion - note 3	524	—
Foreign currency gain	221	550
Total other income	743	549

Net loss	(8,734)	(6,878)
COMPREHENSIVE LOSS:
Unrealized gain on available-for-sale securities, net of taxes	597	8
Comprehensive loss	$(8,137)	$(6,870)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.07)	$(0.06)
Weighted average common shares outstanding:
-basic and diluted	128,914	121,898

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,041	$6,818
Marketable equity securities - note 2	5,174	4,576
Gold and silver bullion (market value - $37,182) - note 3	33,089	4,569
Other current assets	2,410	1,259
Total current assets	115,714	17,222

Mineral property interests - note 4	235,669	235,153
Restrictive time deposits for reclamation bonding - note 4	4,777	4,777
Property and equipment, net - note 6	4,654	4,391
Other assets	84	82
TOTAL ASSETS	$360,898	$261,625

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,546	$2,718
Current portion of asset retirement obligation - note 4	482	461
Current deferred income tax liability	393	393
Other current liabilities	119	108
Total current liabilities	4,540	3,680

Asset retirement obligation, less current portion - note 4	5,751	5,692
Deferred income tax liability	78,573	78,573
Other liabilities	400	400
Total liabilities	$89,264	$88,345

Shareholders’ equity:
Common stock, no par value, 250,000 shares authorized;
Common: 135,444 shares as of March 31, 2011 and 117,717 shares as of December 31, 2010 issued and outstanding
Exchangeable: 4,096 shares as of March 31, 2011 and 4,469 shares as of December 31, 2010 issued and outstanding	610,880	504,389
Accumulated deficit	(340,100)	(331,366)
Accumulated other comprehensive loss	854	257
Total shareholders’ equity	271,634	173,280

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$360,898	$261,625

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
	(in thousands)
Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	265	—	—	265
Exercise of stock options	15	14	—	—	14
Unrealized gain on marketable equity securities	—	—	8	—	8
Net loss	—	—	—	(6,878)	(6,878)
Balance, March 31, 2010	121,908	$502,065	$(277)	$(305,153)	$196,635

Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	471	—	—	471
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	28	78	—	—	78
Exercise of stock options from 2007 acquisition	35	202	—	—	202
Shares issued for Mexican mining concessions	41	325	—	—	325
Unrealized gain on marketable equity securities	—	—	597	—	597
Net loss	—	—	—	(8,734)	(8,734)
Balance, March 31, 2011	139,540	$610,880	$854	$(340,100)	$271,634

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For Three Months Ended March 31,
	2011	2010
Cash flows used in operating activities:
Cash paid to suppliers and employees	$(9,254)	$(6,527)
Interest received	9	—
Cash used in operating activities	(9,245)	(6,527)
Cash flows from (used in) investing activities:
Additions to property and equipment	(396)	(928)
Proceeds from disposal of property and equipment	23	—
Acquisition of mineral property interests	(226)	—
Investment in gold and silver bullion	(30,169)	(856)
Proceeds from sale of gold bullion	2,173	—
Cash used in investing activities	(28,595)	(1,784)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	105,415	—
Exercise of stock options	280	14
Cash provided by financing activities	105,695	14
Effect of exchange rate change on cash and cash equivalents	368	505
Increase (decrease) in cash and cash equivalents	68,223	(7,792)
Cash and cash equivalents, beginning of period	6,818	27,690
Cash and cash equivalents, end of period	$75,041	$19,898
Reconciliation of net loss to cash used in operating activities:
Net loss	$(8,734)	$(6,878)
Adjustments to reconcile net loss from operating activities:
Gain on sale of gold bullion	(524)	—
Gain on disposal of property and equipment	(10)	—
Stock-based compensation	471	265
Accretion of asset retirement obligation	129	71
Depreciation	120	130
Foreign exchange gain	(368)	(505)
Changes in non-cash working capital items:
Increase in other assets related to operations	(1,153)	(205)
Increase in liabilities related to operations	824	595
Cash used in operating activities	$(9,245)	$(6,527)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2011 and 2010, the consolidated balance sheets as at March 31, 2011 (unaudited) and December 31, 2010, the unaudited consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2011 and 2010, and the unaudited consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

2.             Marketable Equity Securities

During 2010, the Company invested a portion of its cash in marketable equity securities at a cost of $4 million.  These securities are valued at fair market value.  Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive income (loss)) that is reported as a separate line item in the shareholders’ equity section of the balance sheet.  The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold.  As at March 31, 2011, the fair market value of these securities was $5.1 million (December 31, 2010 — $4.6 million), and as a result the Company recorded a gain of $0.6 million (December 31, 2010 — $0.6 million) to accumulated other comprehensive income (loss).

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

3.             Gold and Silver Bullion

The Company invested a portion of its treasury in physical gold and silver bullion.  Below is the balance of its holdings as at March 31, 2011 and December 31, 2010.  The Company did not invest in silver bullion in 2010.

	March 31,		December 31,
	2011		2010
	Gold	Silver	Gold
	(dollars in thousands, except per ounce)
# of ounces	7,266	703,312	4,442
Average cost per ounce	$1,263	$34.00	$1,019
Total cost	$9,176	$23,913	$4,569
Fair market value per ounce	$1,439	$37.87	$1,405
Total fair market value	$10,456	$26,634	$6,241

The fair market value of gold and silver was based on the daily London P.M. fix as at March 31, 2011 and December 31, 2010.  Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

During the quarter, the Company sold 1,603 ounces of gold with a cost of $1.7 million for proceeds of $2.2 million, which resulted in a realized gain of $0.5 million.  This amount was included in the computation of the Company’s net loss for the quarter ended March 31, 2011.

4.             Mineral Property Interests and Asset Retirement Obligations

At March 31, 2011, the Company holds mineral interests in Nevada and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

On February 10, 2011, the Company entered into a binding letter of intent with the owners of the Tonkin North claims for the purchase of those claims. Pursuant to the letter of intent, the Company has agreed to pay an aggregate of CDN$8.4 million ($8.7 million) for the claims and grant them a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. The parties have not yet negotiated and entered into definitive documentation for the transaction.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral Mine in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The Company submitted a mine closure plan to the BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.  The closure plan is currently under review by the BLM.  It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of the BLM’s review.  The Company, however, is unable to estimate possible increases at this time. The costs of undiscounted projected reclamation of the Magistral Mine are currently estimated at $2.5 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2011 and December 31, 2010, had cash bonding in place of $4.8 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

Changes in the Company’s asset retirement obligations for the three months ended March 31, 2011 and year ended December 31, 2010 are as follows (in thousands):

		Year ended
	March 31,	December 31,
	2011	2010
Asset retirement obligation liability - opening balance	$6,153	$6,063
Settlements	(14)	(98)
Accretion of liability	129	515
Adjustment reflecting updated estimates	(35)	(327)
Asset retirement obligation liability - ending balance	$6,233	$6,153

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three months ended March 31, 2011 or the year ended December 31, 2010 related to the capitalized asset retirement cost since the properties were not in operation.  Reclamation expenditures are expected to be incurred between 2011 and 2040.  As at March 31, 2011, the current portion of the asset retirement obligation was $0.5 million (December 31, 2010 - $0.5 million).

5.             Property and Equipment

At March 31, 2011 and December 31, 2010, respectively, property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Trucks and trailers	$1,057	$1,005
Office furniture and equipment	595	591
Drill rigs	612	460
Building	853	853
Land	1,754	1,596
Mining equipment	956	956
Inactive milling equipment	778	778
Subtotal	$6,605	$6,239
Less: accumulated depreciation	(1,951)	(1,848)
Total	$4,654	$4,391

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

6.             Shareholders’ Equity

On February 24, 2011, the Company issued 17.25 million shares of common stock at a price of $6.50 per share, which includes the exercise of the underwriters’ over-allotment option of 2.25 million shares of common stock, in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators.  Robert McEwen, Chairman and Chief Executive Officer of the Company, purchased 3.05 million shares of the shares issued.  Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million.  Proceeds to the Company, net of commissions and expenses, were approximately $105.4 million.  The underwriters did not receive a discount or commission on the shares purchased by Mr. McEwen.

During the three months ended March 31, 2011, 0.4 million exchangeable shares were converted into common stock.  At March 31, 2011, total outstanding exchangeable shares not exchanged totaled 4.1 million.

During the three months ended March 31, 2011, the Company issued 28,000 shares of common stock upon exercise of stock options at a weighted exercise price of $2.77 per share for proceeds of $0.1 million.  During the same period, the Company also issued 34,500 shares of common stock upon exercise of stock options relating to the 2007 acquisition at an exercise price of $5.86 per share for proceeds of $0.2 million.  In addition, during the same period, the Company also issued 41,500 shares of common stock as part of its purchase agreement of mining concessions in Mexico.  During the three months ended March 31, 2010, the Company issued 15,000 shares of common stock upon exercise of stock options at an exercise price of $0.91 per share for proceeds of $13,650.

7.             Stock Options

During the first quarter of 2011, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.9 million shares (2010 — 0.7 million) of common stock at an exercise price of $7.10 (2010 - $2.51) per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three months ended March 31, 2011 and March 31, 2010, the Company recorded stock option expense of $0.5 million and $0.3 million, respectively, related to the service period.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three month periods ended March 31, 2011 and 2010 were as follows:

	March 31, 2011	March 31, 2010
Risk-free interest rate	2.33% to 3.43%	2.73% to 3.10%
Dividend yield	n/a	n/a
Volatility factor of the expected market price of common stock	90% to 99%	93% to 94%
Weighted-average expected life of option	6.7	6.4 years
Weighted-average grant date fair value	$5.79	$2.00

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

8.             Related Party Transactions

Effective March 10, 2011, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  A similar contract existed between the Company and 208 for calendar year 2010.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208.  During the three month periods ended March 31, 2011 and March 31, 2010, the Company paid $23,353 and $10,045, respectively, under these agreements.

Beginning in the second quarter of 2010, an aircraft owned and operated by Lexam L.P. (of which Mr. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, as well as senior management of two other junior mining companies, Mr. McEwen must travel extensively and frequently on short notice.

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

For the three months ended March 31, 2011, the Company paid $0.1 million to Lexam L.P. for the use of this aircraft.

Each of the above agreements were approved or ratified by the independent members of the Company’s Board of Directors.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

9.             Operating Segment Reporting

US Gold is a gold and silver exploration company.  US Gold’s major operations are included in Nevada and Mexico.  The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for precious metals.  Operations not actively engaged in the exploration for precious metals are aggregated at the corporate level for segment reporting purposes.

	Operating Segments
	(in thousands)
			Corporate &
	USA	Mexico	Other	Total
For the three months ended March 31, 2011
Property holding costs	$190	$763	$—	$953
Exploration costs	1,808	4,839	262	6,909
Operating loss	(1,799)	(5,893)	(1,785)	(9,477)
As of March 31, 2011
Mineral property interests	$224,448	$11,221	$—	$235,669
Total assets	231,292	23,269	106,337	360,898

			Corporate &
	USA	Mexico	Other	Total
For the three months ended March 31, 2010
Property holding costs	$1,144	$504	$—	$1,648
Exploration costs	1,360	2,717	132	4,209
Operating loss	(2,660)	(3,499)	(1,268)	(7,427)
As of December 31, 2010
Mineral property interests	$224,483	$10,670	$—	$235,153
Total assets	230,542	20,527	10,556	261,625

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

10.          Fair Value Accounting

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

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$75,041	$75,041	$—	$—
Marketable equity securities - extractive industries	5,174	3,093	2,081	—
	$80,215	$78,134	$2,081	$—

	Fair Value as at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$6,818	$6,818	$—	$—
Marketable equity securities - extractive industries	4,576	2,762	1,814	—
	$11,394	$9,580	$1,814	$—

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The fair value of the cash balance approximates the carrying amounts due to the short-term nature and historically negligible credit losses.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2011

The Company’s marketable equity securities which are exchange traded are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.  The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The other portion of the Company’s marketable equity securities, which are comprised of share purchase warrants not listed on a public exchange are valued using option pricing models.  Valuation models require a variety of inputs, including strike price, contractual terms, market prices, measures of volatility and interest rate.  Because the inputs are derived from observable market data, the other portion of the marketable equity securities is classified within Level 2 of the fair value hierarchy.

11.          Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of May 5, 2011 for the foreseeable future. It also analyzes our financial condition at March 31, 2011 and compares it to our financial condition at December 31, 2010.  Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2011 and compares those results to the three months ended March 31, 2010.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2010.

Plan of Operation

Our plan of operation for 2011 for Mexico is to complete the feasibility study at the El Gallo Project, as well as continue to further drill and explore surrounding areas.  For Nevada, we plan to complete a pre-feasibility study at the Gold Bar Project, conduct an exploration drilling program to potentially increase the size of the deposit, as well as to test peripheral targets that we have generated through field prospecting and sampling at the Gold Bar Project.  We also plan to further drill test the two promising targets at Limo found in 2010, the Cadillac and Continental sites, and conduct reconnaissance exploration including sampling, mapping and possibly geophysical surveys at that site.

The company-wide exploration budget for 2011 is currently projected at approximately $29 million, including $21 million projected for Mexico and $8 million projected for Nevada, and may be re-evaluated at any time during 2011.  Corporate general and administrative overhead for 2011 is expected to be consistent with 2010 at approximately $5 million with property holding costs projected at $4 million.  We also expect to spend approximately $8 million in 2011 to acquire mineral property interests.

On February 10, 2011, we entered into a binding letter of intent with the owners of the Tonkin North claims for the purchase of those claims. Pursuant to the letter of intent, we have agreed to pay an aggregate of CDN$8.4 million ($8.7 million) for the claims and grant the sellers a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. The parties have not yet negotiated and entered into definitive documentation for the transaction. If the transaction is consummated, we will use cash on hand to pay the purchase price for the claims.  If we do not consummate the transaction to purchase the claims, our total interest in the Tonkin Complex will be reduced by 478 claims or 13.96 square miles, and, as a result, we estimate that our interest in the previously announced mineralized material identified at the Tonkin Complex will be reduced by approximately 38%.  If the transaction is not consummated, we will file amended technical reports under NI 43-101 on the Tonkin Complex to reflect our reduced interests in the Tonkin Complex.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $111.2 million, comprised of current assets of $115.7 million, which includes $33.1 million of gold and silver bullion, and current liabilities of $4.5 million.  This represents an increase of approximately $97.7 million from the working capital of $13.5 million at fiscal year end December 31, 2010.  At March 31, 2011, the fair value of our gold and silver bullion held exceeded its book value by approximately $4.1 million.

In February 2011, we substantially increased our working capital when we issued 17.25 million shares of common stock at a price of $6.50 per share, which includes the entire exercise of the underwriters’ over-allotment option of 2.25 million shares in a public offering pursuant to a registration statement filed with the SEC and a prospectus filed with Canadian securities regulators.  Robert R. McEwen, our Chairman and Chief Executive Officer, purchased 3.05 million shares in the offering.  Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million.  Proceeds to us, net of commissions and expenses, were approximately $105.4 million.

Our only sources of capital at present include cash on hand, marketable securities, gold and silver bullion and the possible exercise of options since we are not generating revenue.  Warrants which were previously outstanding expired on February 22, 2011.  Based on current spending projections, our current cash on hand, marketable securities and gold and silver bullion are expected to be sufficient to fund ongoing operations until 2013.  We expect to continue depleting our working capital as we spend cash on exploration and other activities described above under “Plan of Operation”.

Net cash used in operations for the three months ended March 31, 2011 increased to $9.3 million from $6.5 million for the corresponding period in 2010, mainly due to increases in cash paid to suppliers and employees.  Cash paid to suppliers and employees increased to $9.3 million during the 2011 period from $6.5 million during the 2010 period, primarily reflecting increased exploration activities in Mexico and Nevada.  Cash used in investing activities for the three months ended March 31, 2011 was $28.6 million, primarily due to additional purchases of gold and silver bullion of $30.2 million and partially offset by proceeds from the sale of gold bullion, as compared to $1.8 million in the comparable period of 2010.

Cash provided by financing activities for the first three months of 2011 was $105.7 million from the public offering of 17.25 million shares and exercise of stock options compared to $13,650 in the comparable period of 2010.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

For the three months ended March 31, 2011, we recorded a net loss of $8.7 million, or $0.07 per share, compared to a net loss for the corresponding period of 2010 of $6.9 million or $0.06 per share.  The increase for the first quarter of 2011 compared to the first quarter of 2010 reflects our accelerated exploration efforts in Mexico and Nevada.

General and administrative expense for the three months ended March 31, 2011 and March 31, 2010 remained consistent at $1.4 million.

Property holding costs during the 2011 period decreased by $0.7 million to $0.9 million compared to $1.6 million for the same period in 2010.  The main factor for the decrease in 2011 is the pending purchase of the Tonkin North claims as discussed in the “Plan of Operation” above.  In the first quarter of 2010, we made lease payments of $0.8 million for the Tonkin North property.  Exploration costs for the first quarter of 2011 increased by $2.7 million to $6.9 million as compared to $4.2 million for the same period of 2010, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.

Total stock-based compensation expense in the 2011 period increased to $0.5 million compared to $0.3 million for the same period of 2010, reflecting an increase in the number of options granted and higher calculated option value during 2011.  Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the unaudited Consolidated Statements of Operations and Comprehensive Loss.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended March 31, 2011 and 2010 remained constant at $0.1 million.  During the first quarter of 2011, we sold 1,603 ounces of gold bullion which resulted in a realized gain of $0.5 million.  We did not sell any gold bullion in the same period in 2010.  During the first quarter of 2011, we recorded a foreign currency exchange gain of $0.2 million, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets or cash that are denominated in Canadian dollars.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2010.

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

•      commodity price fluctuations

•      local and community impacts and issues including criminal activity and violent crimes ; and

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $21.0 million at March 31, 2011, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.2 million in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold and silver bullion which is recorded at cost.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $33.1 million at March 31, 2011, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $3.3 million.  At March 31, 2011, our gold and silver bullion had a combined fair value of $37.2 million.

Foreign Country Risk

Our Magistral Mine and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2011, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico.  This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: May 6, 2011	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: May 6, 2011	By Perry Y. Ing, Vice President and
Chief Financial Officer