Form 10-Q
period 2011-06-30
U S GOLD CORP
filed 2011-08-05
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,338,988 shares outstanding as of August 4, 2011 (and 3,372,231 exchangeable shares).

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
COSTS AND EXPENSES:
General and administrative	2,351	1,245	3,727	2,614
Property holding costs	155	471	1,108	2,119
Exploration costs	10,626	4,189	17,535	8,398
Accretion of asset retirement obligation	137	116	266	187
Depreciation	139	109	259	239
Gain on disposal of assets	—	(3)	(10)	(3)
Write-off of mineral property interests	—	5,878	—	5,878
Total costs and expenses	13,408	12,005	22,885	19,432

Operating loss	(13,408)	(12,005)	(22,885)	(19,432)

OTHER INCOME (EXPENSE):
Interest income	22	24	31	40
Interest expense	(6)	12	(17)	(5)
Gain on sale of gold bullion - note 3	—	—	524	—
Foreign currency gain (loss)	238	(733)	459	(183)
Total other income (expense)	254	(697)	997	(148)

Loss before income taxes	(13,154)	(12,702)	(21,888)	(19,580)
Recovery of income taxes	—	1,999	—	1,999
Net loss	(13,154)	(10,703)	(21,888)	(17,581)
COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	(1,463)	(8)	(866)	—
Comprehensive loss	$(14,617)	$(10,711)	$(22,754)	$(17,581)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.09)	$(0.09)	$(0.16)	$(0.14)
Weighted average common shares outstanding:
- basic and diluted	139,646	121,918	134,310	121,938

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,351	$6,818
Marketable equity securities - note 2	3,710	4,576
Gold and silver bullion (market value - $36,766) - note 3	34,220	4,569
Other current assets	3,645	1,259
Total current assets	94,926	17,222

Mineral property interests - note 4	236,224	235,153
Restrictive time deposits for reclamation bonding - note 4	5,190	4,777
Property and equipment, net - note 5	11,316	4,391
Other assets	4	82
TOTAL ASSETS	$347,660	$261,625

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,581	$2,718
Current portion of asset retirement obligation - note 4	509	461
Current deferred income tax liability	393	393
Other current liabilities	124	108
Total current liabilities	4,607	3,680

Asset retirement obligation, less current portion - note 4	5,819	5,692
Deferred income tax liability - note 4	78,573	78,573
Other liabilities	400	400
Total liabilities	$89,399	$88,345

Shareholders’ equity:
Common stock, no par value, 250,000 shares authorized;
Common: 136,332 shares as of June 30, 2011 and 117,717 shares as of December 31, 2010 issued and outstanding
Exchangeable: 3,379 shares as of June 30, 2011 and 4,469 shares as of December 31, 2010 issued and outstanding	612,124	504,389
Accumulated deficit	(353,254)	(331,366)
Accumulated other comprehensive (loss) income	(609)	257
Total shareholders’ equity	258,261	173,280

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$347,660	$261,625

Subsequent event - note 13

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	643	—	—	643
Exercise of stock options	72	89	—	—	89
Net loss	—	—	—	(17,581)	(17,581)
Balance, June 30, 2010	121,965	$502,518	$(285)	$(315,856)	$186,377

Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	1,222	—	—	1,222
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options from 2007 acquisition	70	361	—	—	361
Shares issued for Mexican mining concessions	42	325	—	—	325
Unrealized loss on marketable equity securities	—	—	(866)	—	(866)
Net loss	—	—	—	(21,888)	(21,888)
Balance, June 30, 2011	139,711	$612,124	$(609)	$(353,254)	$258,261

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows used in operating activities:
Cash paid to suppliers and employees	$(22,372)	$(12,371)
Interest received	31	40
Cash used in operating activities	(22,341)	(12,331)
Cash flows (used in) provided by investing activities:
Cash proceeds from short-term investments (maturity greater than 3 months)	—	12,007
Additions to property and equipment	(7,196)	(1,514)
Proceeds from disposal of property and equipment	23	—
Acquisition of mineral property interests	(792)	—
Investment in gold and silver bullion	(31,299)	(856)
Proceeds from sale of gold bullion	2,173	—
Increase in restriced investments securing reclamation	(413)	—
Cash (used in) provided by investing activities	(37,504)	9,637
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	105,415	—
Exercise of stock options	773	89
Cash provided by financing activities	106,188	89
Effect of exchange rate change on cash and cash equivalents	190	(179)
Increase (decrease) in cash and cash equivalents	46,533	(2,784)
Cash and cash equivalents, beginning of period	6,818	27,690
Cash and cash equivalents, end of period	$53,351	$24,906
Reconciliation of net loss to cash used in operating activities:
Net loss	$(21,888)	$(17,581)
Adjustments to reconcile net loss from operating activities:
Write-off of mineral property interests	—	5,878
Deferred income taxes	—	(1,999)
Gain on sale of gold bullion	(524)	—
Gain on disposal of property and equipment	(10)	(3)
Stock-based compensation	1,222	643
Accretion of asset retirement obligation	266	187
Depreciation	259	239
Foreign exchange (gain) loss	(190)	179
Changes in non-cash working capital items:
Increase in other assets related to operations	(2,311)	(273)
Increase in liabilities related to operations	835	399
Cash used in operating activities	$(22,341)	$(12,331)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010, the consolidated balance sheets as at June 30, 2011 (unaudited) and December 31, 2010, the unaudited consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2011 and 2010, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

2.                                      Marketable Equity Securities

During 2010, the Company invested a portion of its cash in marketable equity securities at a cost of $4 million.  These securities are valued at fair value.  Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive (loss) income) that is reported as a separate line item in the shareholders’ equity section of the balance sheet.  The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold or are other than temporarily impaired.  As at June 30, 2011, the fair value of these securities was $3.7 million (December 31, 2010 — $4.6 million), and as a result the Company recorded a loss, net of taxes, of $0.9 million for the six months ended June 30, 2011 (December 31, 2010 — $0.6 million gain) to accumulated other comprehensive (loss) income.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

3.                                      Gold and Silver Bullion

The Company invested a portion of its treasury in physical gold and silver bullion.  Below is the balance of its holdings as at June 30, 2011 and December 31, 2010.  The Company did not invest in silver bullion in 2010.

	June 30,		December 31,
	2011		2010
	Gold	Silver	Gold
	(dollars in thousands, except ounces and per ounce)
# of ounces	8,061	703,312	4,442
Average cost per ounce	$1,278.63	$34.00	$1,019
Total cost	$10,307	$23,913	$4,569
Fair value per ounce	$1,505.50	$35.02	$1,405
Total fair value	$12,136	$24,630	$6,241

The fair value of gold and silver was based on the daily London P.M. fix as at June 30, 2011 and December 31, 2010.  Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

During the first half of 2011, the Company sold 1,603 ounces of gold with a cost of $1.7 million for proceeds of $2.2 million, which resulted in a realized gain of $0.5 million.  This amount was included in the computation of the Company’s net loss for the six months ended June 30, 2011.

4.                                      Mineral Property Interests and Asset Retirement Obligations

At June 30, 2011, the Company holds mineral interests in Nevada and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine is presently held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.

On February 10, 2011, the Company entered into a binding letter of intent with the owners of the Tonkin North claims for the purchase of those claims. Pursuant to the letter of intent, the Company has agreed to pay an aggregate of CDN$8.4 million ($8.7 million) for the claims and grant them a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold.  Subsequent to June 30, 2011, the parties signed a definitive purchase agreement and the Company remitted CDN$8.4 million to the owners of the claims.

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

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at June 30, 2011 and December 31, 2010, had cash bonding in place of $5.2 million and $4.8 million, respectively.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the three months ended June 30, 2011 and year ended December 31, 2010 are as follows (in thousands):

		Year ended
	June 30,	December 31,
	2011	2010
Asset retirement obligation liability - opening balance	$6,153	$6,063
Settlements	(44)	(98)
Accretion of liability	266	515
Adjustment reflecting updated estimates	(47)	(327)
Asset retirement obligation liability - ending balance	$6,328	$6,153

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the six months ended June 30, 2011 or the year ended December 31, 2010 related to the capitalized asset retirement cost since the properties were not in operation.  Reclamation expenditures are expected to be incurred between 2011 and 2040.  As at June 30, 2011, the current portion of the asset retirement obligation was $0.5 million (December 31, 2010 - $0.5 million).

$78.2 million of the $78.6 million deferred income tax liability balance relates to the mineral property interests acquired from the acquisitions in 2007.  The balance remained unchanged as at June 30, 2011.

5.                                      Property and Equipment

At June 30, 2011 and December 31, 2010, respectively, property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Trucks and trailers	$1,202	$1,005
Office furniture and equipment	596	591
Drill rigs	830	460
Building	853	853
Land	8,190	1,596
Mining equipment	956	956
Inactive milling equipment	778	778
Subtotal	$13,405	$6,239
Less: accumulated depreciation	(2,089)	(1,848)
Total	$11,316	$4,391

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

6.                                      Shareholders’ Equity

On February 24, 2011, the Company issued 17.25 million shares of common stock at a price of $6.50 per share, which includes the exercise of the underwriters’ over-allotment option of 2.25 million shares of common stock, in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators.  Robert McEwen, Chairman and Chief Executive Officer of the Company, purchased 3.05 million shares of the total issued.  Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million.  Proceeds to the Company, net of commissions and expenses, were approximately $105.4 million.  The underwriters did not receive a discount or commission on the shares purchased by Mr. McEwen.

During the six months ended June 30, 2011, 1.1 million exchangeable shares were converted into common stock.  At June 30, 2011, total outstanding exchangeable shares not exchanged totaled 3.4 million.

During the six months ended June 30, 2011, the Company issued 0.2 million shares of common stock upon exercise of stock options at a weighted exercise price of $2.52 per share for proceeds of $0.4 million.  During the same period, the Company issued 0.1 million shares of common stock upon exercise of stock options relating to the 2007 acquisition at a weighted exercise price of $5.12 per share for proceeds of $0.4 million.  In addition, during the same period, the Company issued 41,500 shares of common stock as part of its purchase agreement of mining concessions in Mexico.  During the six months ended June 30, 2010, the Company issued 0.1 million shares of common stock upon exercise of stock options at a weighted exercise price of $1.25 per share for proceeds of $0.1 million.

7.                                      Stock Options

During the first six months of 2011, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.9 million shares (2010 — 0.7 million) of common stock at an exercise price of $7.10 (2010 - $2.51) per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2011, the Company recorded stock option expense of $0.7 million and $1.2 million, respectively.  During the three and six months ended June 30, 2010, the Company recorded stock option expense of $0.4 million and $0.6 million, respectively.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rate	—	—	2.33% to 3.09%	1.95% to 2.97%
Dividend yield	—	—	n/a	n/a
Volatility factor of the expected market price of common stock	—	—	90% to 99%	92% to 94%
Weighted-average expected life of option	—	—	6.6 years	6.4 years
Weighted-average grant date fair value	—	—	$5.31	$2.36

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

8.                                      Related Party Transactions

Effective March 10, 2011, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  A similar contract existed between the Company and 208 for calendar year 2010.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208.  During the three and six month periods ended June 30, 2011, the Company paid $30,930 and $55,050, respectively, under these agreements.  For the three and six month periods ended June 30, 2010, the Company paid $45,337 and $88,511, respectively, under these agreements.

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

Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate. The Company’s independent board members have approved a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.  The hourly amount that the Company has agreed to reimburse Lexam L.P. is well under half the full cost per hour of operating the aircraft or equivalent hourly charter cost and in any event less than even Mr. McEwen’s preferential charter rate. Where possible, trips also include other company personnel, both executives and non-executives, to maximize efficiency.

For the three and six month periods ended June 30, 2011, the Company paid $11,834 (2010 - $8,848) and $60,477 (2010 - Nil), respectively, to Lexam L.P. for the use of this aircraft.

Each of the above agreements were approved or ratified by the independent members of the Company’s Board of Directors.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

9.                                      Operating Segment Reporting

US Gold is a gold and silver exploration company.  US Gold’s major operations are in Nevada and Mexico.  The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for precious metals.  Operations not actively engaged in the exploration for precious metals are aggregated at the corporate level for segment reporting purposes.

	Operating Segments
	(in thousands)
			Corporate &
	USA	Mexico	Other	Total
For the three months ended June 30, 2011
Property holding costs	$99	$56	$—	$155
Exploration costs	3,144	7,185	297	10,626
Operating loss	(4,175)	(7,639)	(1,594)	(13,408)
For the six months ended June 30, 2011
Property holding costs	$289	$819	$—	$1,108
Exploration costs	4,952	12,024	559	17,535
Operating loss	(5,974)	(13,532)	(3,379)	(22,885)
As of June 30, 2011
Mineral property interests	224,436	11,788	—	236,224
Total assets	229,834	31,317	86,509	347,660

			Corporate &
	USA	Mexico	Other	Total
For the three months ended June 30, 2010
Property holding costs	$222	$249	$—	$471
Exploration costs	1,095	2,934	160	4,189
Operating loss	(7,391)	(3,437)	(1,177)	(12,005)
For the six months ended June 30, 2010
Property holding costs	$1,366	$753	$—	$2,119
Exploration costs	2,455	5,651	292	8,398
Operating loss	(10,051)	(6,936)	(2,445)	(19,432)

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

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

	Fair Value as at June 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$53,351	$53,351	$—	$—
Marketable equity securities	3,710	2,370	1,340	—
	$57,061	$55,721	$1,340	$—

	Fair Value as at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$6,818	$6,818	$—	$—
Marketable equity securities	4,576	2,762	1,814	—
	$11,394	$9,580	$1,814	$—

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
June 30, 2011

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

12.                               Proposed Business Combination

In June 2011, the Company and Minera Andes Inc. (“Minera Andes”) announced that Robert McEwen, Chairman, Chief Executive Officer, and largest shareholder of both companies has proposed to combine these companies to create McEwen Mining Inc., a high growth, low-cost, mid-tier silver producer focused in the Americas.  Minera Andes is an exploration company exploring for gold, silver and copper in Argentina with three significant assets: a 49% interest in Minera Santa Cruz S.A. which owns the San Jose silver/gold mine; the Los Azules Copper Project; and interests in exploration stage properties in the San Juan, Santa Cruz and Chubut provinces of Argentina.  As proposed by Mr. McEwen, the combination would be effected through a Plan of Arrangement under which Minera Andes shareholders would receive 0.4 common share of the Company for every common share of Minera Andes.  The Company has formed a Special Committee of its independent directors to evaluate the proposed transaction and determine whether to proceed as proposed or on different terms, or to reject the proposal.

13.                               Subsequent Event

On July 1, 2011, the Company and Select Resources Corporation, Inc. (“Select”) signed a four-year Exploration Lease and Purchase Option Definitive Agreement (the “Definitive Agreement”) with respect to the Richardson Mineral Project (“Richardson”) in the Tintina Gold Belt of Alaska. Under the terms of the Definitive Agreement, the Company will acquire an exploration lease for Richardson, and an exclusive option to purchase a 60% interest in the project and enter into a joint venture with Select. The option vests upon completion of $5 million in exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement. The Company may terminate the Definitive Agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling, which is required during the first two years. Should the Company terminate the Definitive Agreement, Select will retain a 100% interest in Richardson. Select received a $200,000 option payment upon execution of the Definitive Agreement, and is entitled to $100,000 on each anniversary of the Definitive Agreement.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation as of August 4, 2011 for the foreseeable future. It also analyzes our financial condition at June 30, 2011 and compares it to our financial condition at December 31, 2010.  Finally, the discussion analyzes our results of our operations for the three and six months ended June 30, 2011 and compares those results to the three and six months ended June 30, 2010.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2010.

Plan of Operation

Our plan of operation for 2011 for Mexico is to advance the feasibility study at the El Gallo Project towards completion, which is expected in the first quarter of 2012, as well as continue to further drill and explore surrounding areas.  For Nevada, we plan to complete a pre-feasibility study at the Gold Bar Project, conduct an exploration drilling program to potentially increase the size of the deposit, as well as test peripheral targets that we have generated through field prospecting and sampling at the Gold Bar Project.  We also plan to further drill test the two promising targets at Limo found in 2010, the Cadillac and Continental sites, and conduct reconnaissance exploration including sampling, mapping and possibly geophysical surveys at that site.  We have also initiated an exploration program in Alaska pursuant to the option agreement discussed below.

The company-wide exploration budget for 2011 is currently projected at approximately $36 million, including $25 million projected for Mexico, $10 million projected for Nevada, and $1 million for Alaska, and may be re-evaluated at any time during 2011.  Corporate general and administrative overhead for 2011 is projected to be $6 million with property holding costs projected at $3 million.

On February 10, 2011, we entered into a binding letter of intent with the owners of the Tonkin North claims for the purchase of those claims. Pursuant to the letter of intent, we have agreed to pay an aggregate of CDN$8.4 million ($8.7 million) for the claims and grant the sellers a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold.  In July 2011, the parties signed a definitive purchase agreement and we remitted CDN$8.4 million to the owners of the claims.

In June 2011, our Company and Minera Andes Inc. (“Minera Andes”) announced that Robert McEwen, Chairman, Chief Executive Officer, and largest shareholder of both companies has proposed to combine these companies to create McEwen Mining Inc., a high growth, low-cost, mid-tier silver producer focused in the Americas.  Minera Andes is an exploration company exploring for gold, silver and copper in Argentina with three significant assets: a 49% interest in Minera Santa Cruz S.A. which owns the San Jose silver/gold mine in Argentina; the Los Azules Copper Project in Argentina; and interests in exploration stage properties in the San Juan, Santa Cruz and Chubut provinces of Argentina.  As proposed by Mr. McEwen, the combination would be effected through a Plan of Arrangement under which Minera Andes shareholders would receive 0.4 common share of our Company for every common share of Minera Andes.  The Company has formed a Special Committee of its independent directors to evaluate the proposed transaction and determine whether to proceed as proposed or on different terms, or to reject the proposal.

On July 1, 2011, our Company and Select Resources Corporation, Inc. (“Select”) signed a four-year Exploration Lease and Purchase Option Definitive Agreement (the “Definitive Agreement”) with respect to the Richardson Mineral Project (“Richardson”) in the Tintina Gold Belt of Alaska. Under the terms of the Definitive Agreement, we will acquire an exploration lease for Richardson, and an exclusive option to purchase a 60% interest in the project and enter into a joint venture with Select. Our option vests upon completion of $5 million in exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement.  We may terminate the agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling, which is required during the first two years. Should we terminate the Definitive Agreement, Select will retain a 100% interest in Richardson. Select received a $200,000 option payment from us upon execution of the Definitive Agreement, and is entitled to $100,000 on each anniversary of the Definitive Agreement.  The Richardson project is located 70 miles (115 kilometers) southeast of Fairbanks, Alaska, and covers an area of approximately 52 square miles (136 square km). The property is immediately north of an all-weather paved highway that connects Fairbanks with the port of Valdez and the Yukon Territory. Numerous seasonal gravel roads access the southern and central part of the project. Industrial-scale public power facilities traverse the southern portion of the land package. The property is moderately hilly and consists of sub-Arctic forest of black spruce, white spruce, birch and aspen. Elevations range from approximately 1,000 ft (300 meters) to 3,000 ft (900 meters).  Historically the Richardson District has been a producer of placer gold (est. since 1905) with some small lode gold production. Virtually all of the lode exploration has been conducted by or on behalf of Select between 1987 and 2005.  Our focus is on discovering a new major intrusive-related gold system similar to that at the Pogo Mine owned by Sumitomo, which is approximately 45 miles (75 km) northeast of Richardson. It is believed that the Richardson project hosts at least three distinctly different types of intrusive-related gold systems. We are currently conducting field sampling and reconnaissance exploration activities as well as airborne geophysics. Core drilling is planned later in the current 2011 drill season.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $90.3 million, comprised of current assets of $94.9 million, which includes $34.2 million of gold and silver bullion, and current liabilities of $4.6 million.  This represents an increase of approximately $76.8 million from the working capital of $13.5 million at fiscal year end December 31, 2010.  At June 30, 2011, the fair value of our gold and silver bullion exceeded its book value by approximately $2.5 million.

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

Our only sources of capital at present include cash on hand, marketable securities, gold and silver bullion and the possible exercise of options since we are not generating revenue.  Warrants which were previously outstanding expired on February 22, 2011.  Based on current spending projections, our current cash on hand, marketable securities and gold and silver bullion are expected to be sufficient to fund ongoing operations until the first quarter of 2013.  We expect to continue depleting our working capital as we spend cash on exploration and other activities described above under “Plan of Operation”.

Net cash used in operations for the six months ended June 30, 2011 increased to $22.3 million from $12.3 million for the corresponding period in 2010, mainly due to increases in cash paid to suppliers and employees.  Cash paid to suppliers and employees increased to $22.4 million during the 2011 period from $12.4 million during the 2010 period, primarily reflecting increased exploration activities in Mexico and Nevada.  Cash used in investing activities for the six months ended June 30, 2011 was $37.5 million, primarily due to additional purchases of gold and silver bullion of $31.3 million, additional land and drill rigs purchases of $7.2 million in Mexico, all partially offset by proceeds from the sale of gold bullion, as compared to a source of $9.6 million in the comparable period of 2010, primarily due to the redemption of our short-term US Treasury Bills of $12 million that matured during the period.

Cash provided by financing activities for the first half of 2011 was $106.2 million from the public offering of 17.25 million shares and the exercise of stock options compared to $0.1 million in the comparable period of 2010.

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

For the six months ended June 30, 2011, we recorded a net loss of $21.9 million, or $0.16 per share, compared to a net loss for the corresponding period of 2010 of $17.6 million or $0.14 per share.  The increase for the first half of 2011 compared to the first half of 2010 reflects our accelerated exploration efforts in Mexico and Nevada.

General and administrative expense during the 2011 period increased by $1.1 million to $3.7 million compared to $2.6 million for the same period in 2011.   The reasons for the increase include costs related to the proposed business combination with Minera Andes of $0.4 million, an increase in stock-based compensation expense of $0.3 million, an increase in investor relations of $0.2 million, and an increase in salaries and benefits of $0.2 million.

Property holding costs during the 2011 period decreased by $1.0 million to $1.1 million compared to $2.1 million for the same period in 2010.  The main factor for the decrease in 2011 was due to the pending purchase of the Tonkin North claims discussed in the “Plan of Operation”.  As a result, we are no longer required to make lease payments on this property whereas in 2010, we paid $0.8 million in lease payments.

Exploration costs for the first half of 2011 increased by $9.1 million to $17.5 million as compared to $8.4 million for the same period in 2010, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.  For the first six months of 2011, exploration spending in Mexico increased by $6.4 million from $5.6 million to $12.0 million.  During the 2011 period, a total of 194,730 ft (59,009 m) was drilled in Mexico as compared to 93,568 ft (28,354 m) drilled in the same period in 2010.  Since the feasibility study for the El Gallo project began in January 2011, total costs incurred to June 30, 2011 were $0.9 million, which was included in exploration costs.  For the first six months of 2011, exploration spending in Nevada increased by $2.5 million from $2.5 million to $5.0 million.  During the 2011 period, a total of 31,422 ft (9,522 m) was drilled in Nevada as compared to 18,576 ft (5,629 m) drilled in the same period in 2010.  Total pre-feasibility costs incurred for the Gold Bar project for the first half of 2011 was $0.9 million as compared to $0.1 million for the same period in 2010.

Total stock-based compensation expense in the 2011 period increased to $1.2 million compared to $0.6 million for the same period of 2010, reflecting an increase in the number of options granted and higher calculated option value during 2011.  Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the unaudited Consolidated Statements of Operations and Comprehensive Loss.

Accretion of the asset retirement obligation in Nevada and Mexico for the six months ended June 30, 2011 increased to $0.3 million as compared to $0.2 million for the same period in 2010.  During the first half of 2011, we sold 1,603 ounces of gold bullion which resulted in a realized gain of $0.5 million.  We did not sell any gold bullion in the same period in 2010.  During the first half of 2011, we recorded a foreign currency exchange gain of $0.5 million, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets and cash that are denominated in Canadian dollars.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

For the three months ended June 30, 2011, we recorded a net loss of $13.2 million, or $0.09 per share, compared to a net loss for the corresponding period of 2010 of $10.7 million or $0.09 per share.  The increase for the second quarter of 2011 compared to the second quarter of 2010 reflects our accelerated exploration efforts in Mexico and Nevada.

General and administrative expense during the 2011 period increased by $1.1 million to $2.3 million compared to $1.2 million for the same period in 2011.   The reasons for the increase include costs related to the proposed business combination with Minera Andes of $0.4 million, an increase in stock-based compensation expense of $0.3 million, an increase in investor relations of $0.2 million, and an increase in salaries and benefits of $0.2 million.

Property holding costs during the 2011 period decreased by $0.3 million to $0.2 million compared to $0.5 million for the same period in 2010.

Exploration costs for the second quarter of 2011 increased by $6.4 million to $10.6 million as compared to $4.2 million for the same period of 2010, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.  During the second quarter of 2011, exploration spending in Mexico increased by $4.3 million from $2.9 million to $7.2 million.  During the 2011 period, a total of 126,070 ft (38,203 m) was drilled in Mexico as compared to 38,141 ft (11,558m) drilled in the same period in 2010.  Total feasibility study costs incurred for the El Gallo project during the second quarter of 2011 was $0.7 million.  During the second quarter of 2011, exploration spending in Nevada increased by $2.0 million from $1.1 million to $3.1 million.  During the 2011 period, a total of 18,859 ft (5,715 m) was drilled in Nevada as compared to 9,310 ft (2,821 m) drilled in the same period in 2010.  Total pre-feasibility costs incurred for the Gold Bar project for the second quarter of 2011 was $0.3 million as compared to $0.1 million for the same period in 2010.

Total stock-based compensation expense in the 2011 period increased to $0.7 million compared to $0.4 million for the same period of 2010, reflecting an increase in the number of options granted and higher calculated option value during 2011.

Accretion of the asset retirement obligation in Nevada and Mexico for the three months ended June 30, 2011 and 2010 remained constant at $0.1 million.  During the second quarter of 2011, we recorded a foreign currency exchange gain of $0.2 million, reflecting a weakening US dollar against the Canadian dollar and its effect on the net monetary assets and cash that are denominated in Canadian dollars.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements about our anticipated exploration results and plans for the development of our properties;

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

•      approval of proposed business combination with Minera Andes;

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

•      commodity price fluctuations:

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

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of purchasing property and equipment in US dollar terms in Canada and Mexico, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and property and equipment purchases in US dollar terms in foreign countries.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $21.7 million at June 30, 2011, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.2 million in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold and silver bullion, which is recorded at cost.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $34.2 million at June 30, 2011, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $3.4 million.  At June 30, 2011, our gold and silver bullion had a combined fair value of $36.8 million.

Foreign Country Risk

Our El Gallo Project and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2011, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico.  This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 6.  Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from US Gold Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Six Months Ended June 30, 2011 and 2010, (iv) the Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: August 5, 2011	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: August 5, 2011	By Perry Y. Ing, Vice President and
Chief Financial Officer