Form 10-Q
period 2011-09-30
U S GOLD CORP
filed 2011-11-03
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 001-33190

US GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bay Wellington Tower, 181 Bay Street, Suite 4750, P.O. Box 792, Toronto, Ontario Canada M5J 2T3

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,513,263 shares outstanding as of November 2, 2011 (and 3,239,456 exchangeable shares).

US GOLD CORPORATION

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
COSTS AND EXPENSES:
General and administrative	3,460	1,098	7,187	3,712
Property holding costs	2,362	2,692	3,470	4,811
Exploration costs	15,115	4,747	32,650	13,145
Accretion of asset retirement obligation	134	89	400	276
Depreciation	179	101	438	340
Gain on disposal of assets	(11)	(8)	(21)	(11)
Write-off of mineral property interests	—	—	—	5,878
Total costs and expenses	21,239	8,719	44,124	28,151

Operating loss	(21,239)	(8,719)	(44,124)	(28,151)

OTHER INCOME (EXPENSE):
Interest income	19	31	50	71
Interest expense	46	(5)	29	(10)
Gain on sale of gold and silver bullion - note 3	1,143	—	1,667	—
Unrealized loss on silver bullion - note 3	(2,139)	—	(2,139)	—
Gain on sale of marketable equity securities - note 2	19	—	19	—
Foreign currency (loss) gain	(1,529)	523	(1,070)	340
Total other (expense) income	(2,441)	549	(1,444)	401

Loss before income taxes	(23,680)	(8,170)	(45,568)	(27,750)
Recovery of income taxes	—	—	—	1,999
Net loss	(23,680)	(8,170)	(45,568)	(25,751)
COMPREHENSIVE LOSS:
Unrealized gain (loss) on available-for-sale securities, net of taxes	89	—	(777)	—
Comprehensive loss	$(23,591)	$(8,170)	$(46,345)	$(25,751)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.17)	$(0.07)	$(0.33)	$(0.21)
Weighted average common shares outstanding:
- basic and diluted	139,725	121,996	136,134	121,944

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,807	$6,818
Marketable equity securities - note 2	2,248	4,576
Gold and silver bullion (market value - $28,819) - note 3	26,613	4,569
Other current assets	3,054	1,259
Total current assets	64,722	17,222

Mineral property interests - note 4	245,453	235,153
Restrictive time deposits for reclamation bonding - note 4	5,190	4,777
Property and equipment, net - note 5	11,715	4,391
Other assets	6	82
TOTAL ASSETS	$327,086	$261,625

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,673	$2,718
Current portion of asset retirement obligation - note 4	624	461
Current deferred income tax liability	393	393
Other current liabilities	78	108
Total current liabilities	6,768	3,680

Asset retirement obligation, less current portion - note 4	5,735	5,692
Deferred income tax liability - note 4	78,573	78,573
Other liabilities	400	400
Total liabilities	$91,476	$88,345

Shareholders’ equity:
Common stock, no par value, 250,000 shares authorized;
Common: 136,474 shares as of September 30, 2011 and 117,717 shares as of December 31, 2010 issued and outstanding
Exchangeable: 3,279 shares as of September 30, 2011 and 4,469 shares as of December 31, 2010 issued and outstanding	613,064	504,389
Accumulated deficit	(376,934)	(331,366)
Accumulated other comprehensive (loss) income	(520)	257
Total shareholders’ equity	235,610	173,280

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$327,086	$261,625

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	1,002	—	—	1,002
Exercise of stock options	124	279	—	—	279
Net loss	—	—	—	(25,751)	(25,751)
Balance, September 30, 2010	122,017	$503,067	$(285)	$(324,026)	$178,756

Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	1,905	—	—	1,905
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options from 2007 acquisition	70	361	—	—	361
Shares issued for Mexican mining concessions	84	582	—	—	582
Unrealized loss on marketable equity securities	—	—	(777)	—	(777)
Net loss	—	—	—	(45,568)	(45,568)
Balance, September 30, 2011	139,753	$613,064	$(520)	$(376,934)	$235,610

The accompanying notes are an integral part of these consolidated financial statements

US GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows used in operating activities:
Cash paid to suppliers and employees	$(40,243)	$(19,405)
Interest received	50	71
Cash used in operating activities	(40,193)	(19,334)
Cash flows (used in) provided by investing activities:
Cash proceeds from short-term investments (maturity greater than 3 months)	—	11,974
Additions to property and equipment	(7,777)	(1,627)
Proceeds from disposal of property and equipment	36	32
Acquisition of mineral property interests	(9,828)	—
Investment in gold and silver bullion	(31,300)	(1,810)
Proceeds from sale of gold and silver bullion	8,784	—
Investment in marketable equity securities	(284)	—
Proceeds from sale of marketable equity securities	1,854	—
Increase in restricted investments securing reclamation	(413)	—
Cash (used in) provided by investing activities	(38,928)	8,569
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	105,415	—
Exercise of stock options	773	279
Cash provided by financing activities	106,188	279
Effect of exchange rate change on cash and cash equivalents	(1,078)	211
Increase (decrease) in cash and cash equivalents	25,989	(10,275)
Cash and cash equivalents, beginning of period	6,818	27,690
Cash and cash equivalents, end of period	$32,807	$17,415
Reconciliation of net loss to cash used in operating activities:
Net loss	$(45,568)	$(25,751)
Adjustments to reconcile net loss from operating activities:
Write-off of mineral property interests	—	5,878
Deferred income taxes	—	(1,999)
Gain on sale of gold and silver bullion	(1,667)	—
Unrealized loss on silver bullion	2,139	—
Gain on sale of marketable equity securities	(19)	—
Gain on disposal of property and equipment	(21)	(11)
Stock-based compensation	1,905	1,002
Accretion of asset retirement obligation	400	276
Depreciation	438	340
Foreign exchange loss (gain)	1,078	(211)
Changes in non-cash working capital items:
Increase in other assets related to operations	(1,720)	(516)
Increase in liabilities related to operations	2,842	1,658
Cash used in operating activities	$(40,193)	$(19,334)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010, the consolidated balance sheets as at September 30, 2011 (unaudited) and December 31, 2010, the unaudited consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

Fair Value Measurement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in a fair value measurement that is categorized in Level 3 of the fair value hierarchy.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

2.             Marketable Equity Securities

During 2010, the Company invested a portion of its cash in marketable equity securities at a cost of $4 million.  These securities are valued at fair value.  Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive (loss) income) that is reported as a separate line item in the shareholders’ equity section of the balance sheet.  The gains and losses on available-for-sale securities are not reported on the statement of operations until the securities are sold or are other than temporarily impaired.

Changes in the Company’s holdings of marketable securities for the nine months ended September 30, 2011 and year ended December 31, 2010 are as follows (in thousands):

	Nine months Ended	Year Ended
	September 30,	December 31,
	2011	2010
Opening Balance	$4,576	$11
Purchases	284	4,023
Proceeds from sale	(1,854)	—
Gain on sale	19	—
Unrealized (loss) gain	(777)	542
Ending Balance	$2,248	$4,576

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

3.             Gold and Silver Bullion

The Company invested a portion of its cash in physical gold and silver bullion.  Below is the balance of its holdings of gold and silver as at September 30, 2011 and December 31, 2010.  The Company did not invest in silver bullion in 2010.

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2011		2010
	Gold	Silver	Gold
	(dollars in thousands, except ounces and per ounce)
# of ounces	6,465	602,496	4,442
Average cost per ounce	$1,278.63	$30.45	$1,019
Total cost	$8,267	$18,346	$4,569
Fair value per ounce	$1,620.00	$30.45	$1,405
Total fair value	$10,473	$18,346	$6,241

The fair value of gold and silver was based on the daily London P.M. fix as at September 30, 2011 and December 31, 2010.  Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

During the first nine months of 2011, the Company sold 3,198 ounces of gold and 100,816 ounces of silver with a cost of $3.7 million and $3.4 million, respectively.  As at September 30, 2011, the Company’s average cost per ounce for silver was $34.00 as compared to its fair value of $30.45.  As a result of the fair value being lower than the carrying value, the Company recorded an unrealized loss of $2.1 million in its statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2011.  Changes in the Company’s holdings of gold and silver for the nine months ended September 30, 2011 and year ended December 31, 2010 are as follows (in thousands):

	Nine Months Ended			Year Ended
	September 30,			December 31,
	2011			2010
	Gold	Silver	Total	Gold
Opening Balance	$4,569	$—	$4,569	$2,760
Purchases	7,387	23,913	31,300	1,809
Proceeds from sale	(4,872)	(3,912)	(8,784)	—
Gain on sale	1,183	484	1,667	—
Unrealized loss	—	(2,139)	(2,139)	—
Ending Balance	$8,267	$18,346	$26,613	$4,569

4.             Mineral Property Interests and Asset Retirement Obligations

At September 30, 2011, the Company held mineral interests in Nevada and mineral concession rights in Mexico, including the Magistral Mine, a former producing mine.  The Magistral Mine was held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas.  In August 2011, the Company announced that it will put the Magistral Mine back into production, with mining expected to commence during the second quarter of 2012.  The Company anticipates spending approximately $15 million to expand and upgrade the current infrastructure.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

In July 2011, the Company completed the purchase of the Tonkin North claims at its Tonkin property in Nevada for an aggregate of CDN$8.4 million ($8.7 million) and a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold. During the third quarter ended September 30, 2011, the Company recorded this asset as part of its mineral property interests.

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

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at September 30, 2011 and December 31, 2010, had cash bonding in place of $5.2 million and $4.8 million, respectively.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2011 and year ended December 31, 2010 are as follows (in thousands):

	Nine Months Ended	Year ended
	September 30,	December 31,
	2011	2010
Asset retirement obligation liability - opening balance	$6,153	$6,063
Settlements	(82)	(98)
Accretion of liability	400	515
Adjustment reflecting updated estimates	(112)	(327)
Asset retirement obligation liability - ending balance	$6,359	$6,153

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the nine months ended September 30, 2011 or the year ended December 31, 2010 related to the capitalized asset retirement cost since the properties were not in operation.  Reclamation expenditures are expected to be incurred between 2011 and 2040.  As at September 30, 2011, the current portion of the asset retirement obligation was $0.6 million (December 31, 2010 - $0.5 million).

$78.2 million of the $78.6 million deferred income tax liability balance relates to the mineral property interests acquired in connection with the acquisitions in 2007.  The balance remained unchanged as at September 30, 2011.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

5.             Property and Equipment

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Trucks and trailers	$1,241	$1,005
Office furniture and equipment	637	591
Drill rigs	883	460
Building	853	853
Land	8,619	1,596
Mining equipment	956	956
Inactive milling equipment	778	778
Subtotal	$13,967	$6,239
Less: accumulated depreciation	(2,252)	(1,848)
Total	$11,715	$4,391

During the current year, the Company invested approximately $7 million to acquire surface rights (land packages) surrounding its El Gallo Complex in order to commence the Phase 2 development of its mining operations in Mexico.

6.             Shareholders’ Equity

On February 24, 2011, the Company issued 17.25 million shares of common stock at a price of $6.50 per share, which includes the exercise of the underwriters’ over-allotment option of 2.25 million shares of common stock, in a public offering pursuant to a registration statement filed with United States (“U.S.”) securities regulators and a prospectus filed with Canadian securities regulators.  Robert McEwen, Chairman and Chief Executive Officer of the Company, purchased 3.05 million shares of the total issued.  Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million.  Proceeds to the Company, net of commissions and expenses, were approximately $105.4 million.

During the nine months ended September 30, 2011, 1.1 million exchangeable shares were converted into common stock.  At September 30, 2011, total outstanding exchangeable shares not exchanged totaled 3.3 million.

During the nine months ended September 30, 2011, the Company issued 0.2 million shares of common stock upon exercise of stock options at a weighted exercise price of $2.52 per share for proceeds of $0.4 million.  During the same period, the Company issued 0.1 million shares of common stock upon exercise of stock options relating to the 2007 acquisition at a weighted exercise price of $5.12 per share for proceeds of $0.4 million.  In addition, during the same period, the Company issued 0.1 million shares of common stock as part payment for mining concessions in Mexico.  During the nine months ended September 30, 2010, the Company issued 0.1 million shares of common stock upon exercise of stock options at a weighted exercise price of $2.24 per share for proceeds of $0.3 million.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

7.             Stock Options

During the first nine months of 2011, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.9 million shares (2010 — 0.7 million) of common stock at an exercise price of $7.10 (2010 - $2.51) per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2011, the Company recorded stock option expense of $0.7 million and $1.9 million, respectively.  During the three and nine months ended September 30, 2010, the Company recorded stock option expense of $0.4 million and $1.0 million, respectively.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rate	—	—	1.82% to 2.33%	1.43% to 2.97%
Dividend yield	—	—	n/a	n/a
Volatility factor of the expected market price of common stock	—	—	90% to 100%	90% to 94%
Weighted-average expected life of option	—	—	6.6 years	6.4 years
Weighted-average grant date fair value	—	—	$4.97	$2.35

8.             Related Party Transactions

Effective March 10, 2011, the Company renewed its management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  A similar contract existed between the Company and 208 for calendar year 2010.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208.  During the three and nine month periods ended September 30, 2011, the Company paid $18,134 and $73,628, respectively, under these agreements.  For the three and nine month periods ended September 30, 2010, the Company paid $26,377 and $55,748, respectively, under these agreements.

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

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

For the three and nine month periods ended September 30, 2011, the Company paid $Nil (2010 - $9,586) and $60,477 (2010 - $18,434), respectively, to Lexam L.P. for the use of this aircraft.

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

	Operating Segments
	(in thousands)
			Corporate &
	USA	Mexico	Other	Total
For the three months ended September 30, 2011
Property holding costs	$1,438	$924	$—	$2,362
Exploration costs	4,114	10,822	179	15,115
Operating loss	(5,736)	(12,196)	(3,307)	(21,239)
For the nine months ended September 30, 2011
Property holding costs	$1,727	$1,743	$—	$3,470
Exploration costs	9,066	22,846	738	32,650
Operating loss	(11,710)	(25,728)	(6,686)	(44,124)
As of September 30, 2011
Mineral property interests	233,037	12,416	—	245,453
Total assets	238,462	31,190	57,434	327,086

			Corporate &
	USA	Mexico	Other	Total
For the three months ended September 30, 2010
Property holding costs	$2,071	$621	$—	$2,692
Exploration costs	2,041	2,549	157	4,747
Operating loss	(4,215)	(3,351)	(1,153)	(8,719)
For the nine months ended September 30, 2010
Property holding costs	$3,437	$1,374	$—	$4,811
Exploration costs	4,496	8,200	449	13,145
Operating loss	(14,266)	(10,287)	(3,598)	(28,151)

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

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

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$32,807	$32,807	$—	$—
Marketable equity securities	2,248	1,199	1,049	—
	$35,055	$34,006	$1,049	$—

	Fair Value as at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$6,818	$6,818	$—	$—
Marketable equity securities	4,576	2,762	1,814	—
	$11,394	$9,580	$1,814	$—

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

The Company’s marketable equity securities which are exchange traded are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.  The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.  The other portion of the Company’s marketable equity securities, which are comprised of share purchase warrants not listed on a public exchange, are valued using option pricing models.  Valuation models require a variety of inputs, including strike price, contractual terms, market prices, measures of volatility and interest rate.  Because the inputs are derived from observable market data, the other portion of the marketable equity securities is classified within Level 2 of the fair value hierarchy.

11.          Comparative Figures

Certain prior year information was reclassified to conform with the current year’s presentation.

12.          Proposed Business Combination

On September 22, 2011, the Company  entered into an Arrangement Agreement (the “Arrangement Agreement”) among the Company, McEwen Mining—Minera Andes Acquisition Corp., a newly-formed corporation wholly-owned by the Company and incorporated under the Business Corporations Act (Alberta) (“Canadian Exchange Co.”), and Minera Andes Inc., a corporation incorporated under the Business Corporations Act (Alberta) (“Minera Andes”), pursuant to which the Company through Canadian Exchange Co. will acquire all of the issued and outstanding common shares of Minera Andes (the “Arrangement”). The Arrangement will be implemented by way of the plan of arrangement under Alberta, Canada law and is subject to approval by the Court of Queen’s Bench of Alberta (the “Court”). The effect of the Arrangement will result in Minera Andes becoming a wholly-owned indirect subsidiary of the Company.

Pursuant to, and subject to the terms and conditions of, the Arrangement Agreement and the Plan of Arrangement, the Company will acquire, through Canadian Exchange Co., all of the outstanding shares of Minera Andes’ common shares (the “Minera Andes Shares”) in exchange for exchangeable shares of Canadian Exchange Co. (the “Exchangeable Shares”) at a ratio of 0.45 of an Exchangeable Share for each outstanding Minera Andes Share. In addition, all outstanding options to acquire Minera Andes shares will be converted into options to purchase shares of common stock of the Company at a ratio of 0.45 of a share of the Company’s common stock for each Minera Andes Share underlying each such Minera Andes option. The exchange ratio of 0.45 will not be adjusted for any subsequent changes in market prices of the Minera Andes Shares or the Company’s common stock prior to the closing of the Arrangement. The Exchangeable Shares will be exchangeable on a one-for-one basis for shares of the Company’s common stock at any time at the option of the holder. Each Exchangeable Share will be substantially the economic and voting equivalent of a share of common stock of the Company. Any Exchangeable Shares not previously exchanged will, upon the direction of Canadian Exchange Co.’s board of directors, be exchanged for shares of common stock of the Company on any date that is on or after the tenth year anniversary of the date on which exchangeable share are first issued, subject to applicable law, unless Canadian Exchange Co. exchanges them earlier upon the occurrence of certain events.

The Arrangement Agreement contains certain termination rights for both the Company and Minera Andes. Minera Andes has agreed to pay a termination fee of $20,100,000 (representing 3% of its market capitalization as of market closing on September 1, 2011) in certain circumstances, including if the Arrangement Agreement is terminated for certain identified reasons.  The Company has agreed to pay a termination fee of $25,600,000 (representing 3% of its market capitalization as of market closing on September 1, 2011) in certain circumstances, including if the Arrangement Agreement is terminated for certain identified reasons.

US GOLD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2011

In addition, each party has agreed to pay the other party $4,000,000 in expenses if the Arrangement Agreement is terminated by a party as a result of a breach of the representations, warranties or covenants of the other party such that the closing conditions would not be met.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information about the terms of the Arrangement Agreement.

On October 7, 2011, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) in anticipation of a special meeting of its shareholders to consider, among other items, the issuance of exchangeable shares in connection with the Arrangement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the following discussion, “we”, “our”, and “us” refers to US Gold Corporation and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 3, 2011 for the foreseeable future. It also analyzes our financial condition at September 30, 2011 and compares it to our financial condition at December 31, 2010.  Finally, the discussion analyzes our results of our operations for the three and nine months ended September 30, 2011 and compares those results to the three and nine months ended September 30, 2010.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2010.

Plan of Operation

General

On August 31, 2011, we announced a decision to accelerate commercial production at the El Gallo Complex in Mexico with Phase 1 focusing on permitted satellite gold deposits expected to produce approximately 30,000 ounces of gold annually after initial ramp-up.  Mining is expected to begin during the second quarter of 2012.

The company-wide exploration budget for 2011 is currently projected at approximately $44 million, including $32 million projected for Mexico, $11 million projected for Nevada, and $1 million for Alaska.  Development and construction costs for Phase 1 development of the El Gallo Complex during the fourth quarter of 2011 are budgeted at $7 million.  Corporate general and administrative overhead for 2011 is projected to be $9 million with property holding costs projected at $4 million.

Mexico

Our present focus in Mexico is the Phase 1 development of our El Gallo Complex.  Phase 1 is presently permitted for production with surface agreements in place and infrastructure that has been on care and maintenance since 2006.  Historical production from this mine area totaled approximately 70,000 ounces of gold between 2002 and 2005.  During the fourth quarter of 2011 and the first quarter of 2012, expansion and upgrades are expected to be made to the existing infrastructure, including the heap leach pad, Adsorption-Desorption-Recovery (“ADR”) processing plant, assay lab, and crushing circuit at a budgeted cost of $15 million, of which $7 million is expected to be spent during the fourth quarter of 2011.  We anticipate that these upgrades and a contracted mining fleet, will be operational during the second quarter of 2012.  The use of contractors to perform mining activities will reduce capital expenditures.

The Phase 1 project area was originally planned to be mined in conjunction with the larger El Gallo silver mineralized material. A feasibility study for the combined areas was originally scheduled for completion at the end of 2011. Permitting and work related to finalizing the silver production schedule, now referred to as Phase 2, will continue, although changes to the study will be made to incorporate a phased production approach.  Accordingly, we made the decision to proceed towards commercial production based on existing technical reports which provide evidence of mineralized material in amounts we believe are sufficient to proceed with construction activities but without a completed feasibility study that would allow us to classify a portion of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations.” The SEC definition of “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The assumptions used by us in our decision to undertake the capital expenditures for Phase 1 mining may prove to be inaccurate and we may never be able to recover sufficient mineralized material to become profitable.

Until such time that we have demonstrated the existence of proven or probable reserves, we will continue to expense expenditures for exploration activities as incurred. Furthermore, until we have established proven or probable reserves, a majority of expenditures for expansion and upgrades of existing infrastructure will also be expensed as incurred.  If a project is determined to contain proven and probable reserves, such costs incurred prospectively can be capitalized.

In October 2011, we signed a six year contract with a contract mining firm in Mexico to perform mining functions at the El Gallo Complex.  In October 2011, we also signed a contract with an engineering procurement and construction management (“EPCM”) firm in Mexico to assist us in the development of our mine at the El Gallo Complex.

In conjunction with the development activities noted, we will continue an active drilling campaign at the El Gallo Complex in order to complete infill drilling required in advance of Phase 2 development and exploration drilling to locate additional areas of mineralization.

Nevada

For Nevada, we plan to complete a pre-feasibility study at the Gold Bar Project.  As of November 2011, other activities to advance the development of the Gold Bar Project are ongoing with condemnation, geotechnical, and water well drilling occurring. Environmental studies required for permitting the project are also ongoing.

At the Tonkin project, exploration resumed in the third quarter of 2011, utilizing a technique for analysing water chemistry to target gold deposits covered by thick alluvium. Exploration drilling is also underway targeting deep high-grade structure.

In July 2011, we completed the purchase of the Tonkin North claims announced previously in February 2011 for an aggregate of CDN$8.4 million ($8.7 million) and a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold.

Exploration drilling at the Limo Project (Cadillac target) continued in the third quarter of 2011. Initial results at Cadillac was encouraging and prompted us to follow up with additional exploration drilling to determine the overall size potential of the target. Exploration has since determined that while the mineralized system does extend over a significant area, the grade is inconsistent, with low-grade mineralization dominating except in two structurally controlled zones where the average grade is substantially higher.  Drilling for the season at Cadillac was completed in mid-October 2011 and our geologists will now devote their time to carefully analyze the data that has been gathered this drilling season. The goal is to determine how to better target the higher grade structures in future drilling. Elsewhere on the Limo Project, we continue to conduct mapping and sampling programs on prospective areas.

Alaska

On July 1, 2011, our company and Select Resources Corporation, Inc. (“Select”) signed a four-year Exploration Lease and Purchase Option Definitive Agreement (the “Definitive Agreement”) with respect to the Richardson Mineral Project (“Richardson”) in the Tintina Gold Belt of Alaska. Under the terms of the Definitive Agreement, we will acquire an exploration lease for Richardson, and an exclusive option to purchase a 60% interest in the project and enter into a joint venture with Select. Our option would vest upon completion of $5 million in exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement.  We may terminate the agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling, which is required during the first two years. Should we terminate the Definitive Agreement, Select will retain a

100% interest in Richardson. Select received a $200,000 option payment from us upon execution of the Definitive Agreement, and is entitled to $100,000 on each anniversary of the Definitive Agreement.  The Richardson project is located 70 miles (115 kilometers) southeast of Fairbanks, Alaska, and covers an area of approximately 52 square miles (136 square km). The property is immediately north of an all-weather paved highway that connects Fairbanks with the port of Valdez and Yukon, Canada. Numerous seasonal gravel roads access the southern and central part of the project. Industrial-scale public power facilities traverse the southern portion of the land package. The property is moderately hilly and consists of sub-Arctic forest of black spruce, white spruce, birch and aspen. Elevations range from approximately 1,000 ft (300 meters) to 3,000 ft (900 meters).  Historically, the Richardson District has been a producer of placer gold (est. since 1905) with some small lode gold production. Virtually all of the lode exploration has been conducted by or on behalf of Select between 1987 and 2005.  Our focus is on discovering a new major intrusive-related gold system. It is believed that the Richardson project hosts at least three distinctly different types of intrusive-related gold systems. Extensive field sampling and mapping, airborne geophysics, and three core holes were completed in the second and third quarter of 2011. The field program was suspended in early October 2011 due to the onset of winter, and is expected to resume in May 2012. Further core drilling is planned at that time. Results from the three completed core holes have not been received from the assay laboratory.

Corporate

On September 22, 2011, we entered into an Arrangement Agreement (the “Arrangement Agreement”) among us, McEwen Mining—Minera Andes Acquisition Corp., a newly-formed corporation wholly-owned by us and incorporated under the Business Corporations Act (Alberta) (“Canadian Exchange Co.”), and Minera Andes Inc., a corporation incorporated under the Business Corporations Act (Alberta) (“Minera Andes”), pursuant to which we, through Canadian Exchange Co. will acquire all of the issued and outstanding common shares of Minera Andes (the “Arrangement”). The Arrangement will be implemented by way of the plan of arrangement under Alberta, Canada law and is subject to approval by the Court of Queen’s Bench of Alberta (the “Court”). The effect of the Arrangement will result in Minera Andes becoming a wholly-owned indirect subsidiary of our company.

Pursuant to, and subject to the terms and conditions of, the Arrangement Agreement and the Plan of Arrangement, we will acquire, through Canadian Exchange Co., all of the outstanding shares of Minera Andes’ common shares (the “Minera Andes Shares”) in exchange for exchangeable shares of Canadian Exchange Co. (the “Exchangeable Shares”) at a ratio of 0.45 of an Exchangeable Share for each outstanding Minera Andes Share. In addition, all outstanding options to acquire Minera Andes shares will be converted into options to purchase shares of our common stock at a ratio of 0.45 of a share of our common stock for each Minera Andes Share underlying each such Minera Andes option. The exchange ratio of 0.45 will not be adjusted for any subsequent changes in market prices of the Minera Andes Shares or our common stock prior to the closing of the Arrangement. The Exchangeable Shares will be exchangeable on a one-for-one basis for shares of our common stock at any time at the option of the holder. Each Exchangeable Share will be substantially the economic and voting equivalent of a share of our common stock. Any Exchangeable Shares not previously exchanged will, upon the direction of Canadian Exchange Co.’s board of directors, be exchanged for shares of our common stock on any date that is on or after the tenth year anniversary of the date on which exchangeable share are first issued, subject to applicable law, unless Canadian Exchange Co. exchanges them earlier upon the occurrence of certain events.

Consummation of the Arrangement is subject to various conditions, including, among others: (i) the approval of Minera Andes’ shareholders of the Arrangement and any other necessary actions related thereto; (ii) the approval of the Company’s shareholders of the issuance of the Exchangeable Shares and our common stock to be issued upon exchange of the Exchangeable Shares (the “US Gold Shares”) and any other necessary actions related thereto; (iii) approval of the Court; (iv) holders of not more than five percent of the outstanding Minera Andes Shares exercising rights of dissent in respect of the Arrangement; (v) approval of the listing of the Exchangeable Shares on the Toronto Stock Exchange (TSX); (vi) approval of the listing of the US Gold Shares and shares of US Gold common stock issuable upon exercise of the Minera Andes options on the New York Stock Exchange (NYSE) and the TSX; (vii) a registration statement covering the US Gold Shares cleared to go effective by the United States Securities and Exchange Commission (the “SEC”); (viii) the accuracy of each party’s representations and warranties (subject to certain materiality qualifiers); and (ix) the absence of a material adverse effect in respect of each party.

The Arrangement Agreement contains certain termination rights for both us and Minera Andes. Minera Andes has agreed to pay a termination fee of $20,100,000 (representing 3% of its market capitalization as of market closing on September 1, 2011) in certain circumstances, including if the Arrangement Agreement is terminated because (i) Minera Andes intentionally breaches its representations, warranties or covenants such that closing conditions would not met; (ii) Minera Andes approves, recommends or enters into a Superior Proposal or an “Acquisition Proposal” (as defined in the Arrangement Agreement); or (iii) an Acquisition Proposal was announced prior to the Minera Andes shareholders meeting, Minera Andes shareholders do not approve the Arrangement Agreement, and Minera Andes enters into a transaction for the sale of 50% or more of Minera Andes within 12 months of the termination of the Arrangement Agreement.

We have agreed to pay a termination fee of $25,600,000 (representing 3% of its market capitalization as of market closing on September 1, 2011) in certain circumstances, including if the Arrangement Agreement is terminated because (i) We intentionally breach our representations, warranties or covenants such that closing conditions would not met; (iv) We approve, recommend or enter into Superior Proposal or an Acquisition Proposal; or (iii) an Acquisition Proposal was announced prior to our shareholders meeting,  Our shareholders do not approve the issuance of US Gold Shares in connection with the Arrangement Agreement, and we enter into a transaction for the sale of 50% or more of our company within 12 months of the termination of the Arrangement Agreement.

In addition, each party has agreed to pay the other party $4,000,000 in expenses if the Arrangement Agreement is terminated by a party as a result of a breach of the representations, warranties or covenants of the other party such that the closing conditions would not be met.

Each of the directors and officers of our company and Minera Andes has entered into a voting agreement (the “Voting Agreement”) to vote in favor the Arrangement Agreement and the Plan of Arrangement. For us, the voting agreement cover shares representing approximately 22% of our outstanding shares (including the exchangeable shares) and approximately 32% of the outstanding shares of Minera Andes, assuming all officers and directors exercise all of their US Gold and Minera Andes options.

On October 7, 2011, the Company filed a preliminary proxy statement with the SEC in anticipation of a special meeting of its shareholders to consider, among other items, the issuance of exchangeable shares in connection with the Arrangement.

We anticipate the total costs of this business combination will be approximately $3 million.  Closing of the transaction is expected to occur in late 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $57.9 million, comprised of current assets of $64.7 million, which includes $26.6 million of gold and silver bullion, and current liabilities of $6.8 million.  This represents an increase of approximately $44.4 million from the working capital of $13.5 million at fiscal year end December 31, 2010.  At September 30, 2011, the fair value of our gold bullion exceeded its book value by approximately $2.2 million. At September 30, 2011, an impairment of $2.1 million was recorded for our silver holdings due to fair value being lower than the carrying value.

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

Our only sources of capital at present include cash on hand, marketable securities, gold and silver bullion and the possible exercise of options since we are not currently generating revenue.  Warrants which were previously outstanding expired on February 22, 2011.  Based on our announcement of Phase 1 development at the El Gallo Complex, we expect to begin generating revenue through mining operations in the second quarter 2012 but we can provide no assurance that this timeline will be met or provide guidance on the projected profitability of mining operations.  Our working capital at present is sufficient to fund the $15 million budget required for Phase 1 development along with ongoing exploration and corporate activities through the end of 2012.  Cash flow generated from mining operations would be expected to be reinvested in Phase 2 development and construction at El Gallo. We will continue to monitor our capital requirements based on the outcome of the proposed merger with Minera Andes, the profitability of Phase 1 mining operations, and estimates for the capital costs required for Phase 2 development and construction.

Net cash used in operations for the nine months ended September 30, 2011 increased to $40.2 million from $19.3 million for the corresponding period in 2010, mainly due to increases in cash paid to suppliers and employees.  Cash paid to suppliers and employees increased to $40.2 million during the 2011 period from $19.4 million during the 2010 period, primarily reflecting increased exploration activities in Mexico and Nevada.  Cash used in investing activities for the nine months ended September 30, 2011 was $38.9 million, primarily due to additional purchases of gold and silver bullion of $31.3 million, additional land and drill rigs purchases of $7.8 million in Mexico, acquisition of mineral property interests in Nevada and Mexico of $9.8 million, all partially offset by proceeds from the sale of gold and silver bullion and marketable securities.  This compares to cash generated of $8.6 million in the comparable period of 2010, primarily due to the redemption of our short-term US Treasury Bills of $12 million that matured during the period.

Cash provided by financing activities for the first nine months of 2011 was $106.2 million from the public offering of 17.25 million shares and the exercise of stock options compared to $0.3 million in the comparable period of 2010.

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011, we recorded a net loss of $45.6 million, or $0.33 per share, compared to a net loss for the corresponding period of 2010 of $25.8 million or $0.21 per share.  The increase for the first nine months of 2011 compared to the first nine months of 2010 reflects our accelerated exploration efforts in Mexico and Nevada.

General and administrative expense during the 2011 period increased by $3.5 million, from $3.7 million in the 2010 period to $7.2 million in the 2011 period.  The majority of the increase came from costs related to the proposed business combination with Minera Andes of $2.1 million and an increase in stock-based compensation expense of $0.9 million.

Property holding costs during the 2011 period decreased by $1.3 million, from $4.8 million in the 2010 period to $3.5 million in the 2011 period.  One of the reasons for the decrease in 2011 was the purchase of the Tonkin North claims discussed in the “Plan of Operation”.  As a result of the purchase, we are no longer required to make lease payments on this property, whereas in 2010, we paid $0.8 million in lease payments.  The other reason for the decrease was an accrual of $0.7 million reported in 2010 in response to the Nevada Legislature’s enactment of Assembly Bill 6, which imposed an additional fee on ownership of unpatented mining claims.

Exploration costs for the first nine months of 2011 increased by $19.5 million, from $13.1 million in the 2010 period to $32.6 million in the 2011 period, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.  For the first nine months of 2011, exploration spending in Mexico increased by $14.6 million, from $8.2 million to $22.8 million.  During the 2011 period, a total of 314,265 ft (95,788 m) was drilled in Mexico as compared to 130,318 ft (39,721 m) drilled in the same period in 2010.  Since the feasibility study for the El Gallo project began in January 2011, total costs for that study incurred to September 30, 2011 were $1.6 million, which was included in exploration costs.  For the first nine months of 2011, exploration spending in Nevada increased by $4.6 million, from $4.5 million to $9.1 million.  During the 2011 period, a total of 68,435 ft (20,859 m) was drilled in Nevada as compared to 48,171 ft (14,683 m) drilled in the same period in 2010.

Total pre-feasibility costs incurred for the Gold Bar project for the first nine months of 2011 was $1.5 million as compared to $0.1 million for the same period in 2010.

Total stock-based compensation expense in the 2011 period increased to $1.9 million compared to $1.0 million for the same period of 2010, reflecting an increase in the number of options granted and higher calculated option value during 2011.  Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the unaudited Consolidated Statements of Operations and Comprehensive Loss.

Other expenses totaled $1.4 million for the nine months ended September 30, 2011.  During the first nine months of 2011, we sold 3,198 ounces of gold bullion and 100,816 ounces of silver bullion, which resulted in a realized gain of $1.7 million.  We did not sell any gold bullion in the same period in 2010.  During the nine months ended September 30, 2011, we reported unrealized losses on silver of $2.1 million as a result of a reduction in the value of silver. During the first nine months of 2011, we also recorded a foreign currency exchange loss of $1.1 million, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on the net monetary assets and cash that are denominated in Canadian dollars.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

For the three months ended September 30, 2011, we recorded a net loss of $23.7 million, or $0.17 per share, compared to a net loss for the corresponding period of 2010 of $8.2 million or $0.07 per share.  The increase for the third quarter of 2011 compared to the third quarter of 2010 reflects our accelerated exploration efforts in Mexico and Nevada.

General and administrative expense during the 2011 period increased by $2.4 million, from $1.1 million in the 2010 period to $3.5 million in the 2011 period.  The majority of the increase came from costs related to the proposed business combination with Minera Andes of $1.7 million and an increase in stock-based compensation expense of $0.3 million.

Property holding costs during the 2011 period decreased by $0.3 million, from $2.7 million in the 2010 period to $2.4 million in the 2011 period.

Exploration costs for the third quarter of 2011 increased by $10.4 million, from $4.7 million in the 2010 period to $15.1 million in the 2011 period, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada and at the El Gallo project in Mexico.  During the third quarter of 2011, exploration spending in Mexico increased by $8.3 million, from $2.5 million to $10.8 million.  During the 2011 period, a total of 156,696 ft (47,761 m) was drilled in Mexico as compared to 49,944 ft (15,223 m) drilled in the same period in 2010.  Total feasibility study costs incurred for the El Gallo project during the third quarter of 2011 was $0.7 million.  During the third quarter of 2011, exploration spending in Nevada increased by $2.1 million, from $2.0 million to $4.1 million.  During the 2011 period, a total of 11,814 ft (3,601 m) was drilled in Nevada as compared to 28,815 ft (8,783 m) drilled in the same period in 2010.  Total pre-feasibility costs incurred for the Gold Bar project for the third quarter of 2011 was $0.6 million as compared to $nil for the same period in 2010.

Total stock-based compensation expense in the 2011 period increased to $0.7 million compared to $0.4 million for the same period of 2010, reflecting an increase in the number of options granted and higher calculated option value during 2011.

Other expenses totaled $2.4 million for the three months ended September 30, 2011.  During the third quarter of 2011, we sold 1,595 ounces of gold bullion and 100,816 ounces of silver, which resulted in a realized gain of $1.1 million.  During the third quarter ended September 30, 2011, we reported unrealized losses on silver of $2.1 million as a result of a reduction in the value of silver. During the third quarter of 2011, we also recorded a foreign currency exchange loss of $1.5 million, reflecting a stronger US dollar against the Canadian dollar and its effect on the net monetary assets and cash that are denominated in Canadian dollars.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2010.

For a discussion on Recently Issued Accounting Pronouncements, See Note 1 of the Unaudited Consolidated Financial Statements for the period ended September 30, 2011.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $16.3 million at September 30, 2011, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.2 million in the statement of operations.

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

Commodity Price Risk

We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our cash in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $26.6 million at September 30, 2011, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $2.7 million.  At September 30, 2011, our gold and silver bullion had a combined fair value of $28.8 million.

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

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 6.  Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from US Gold Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Nine Months Ended September 30, 2011 and 2010, (iv) the Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CORPORATION

/s/ Robert R. McEwen
Dated: November 3, 2011	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: November 3, 2011	By Perry Y. Ing, Vice President and
Chief Financial Officer