Form 10-K
period 2011-12-31
McEwen Mining Inc.
filed 2012-03-12
CIK 314203

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

MCEWEN MINING INC.
(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0796160 (I.R.S. Employer Identification No.)
181 Bay Street, Bay Wellington Tower, Suite 4750, P.O. Box 792,
Toronto, Ontario Canada (Address of principal executive offices)	M5J 2T3 (Zip Code)

(866) 441-0690
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NYSE
Title of each class	Name of each exchange on which registered

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $669,238,700 based on the closing price of $6.03 per share as reported on the NYSE. There were 157,393,108 shares of common stock outstanding (and 110,479,609 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING
PREPARATION OF RESOURCE AND RESERVE ESTIMATES

        McEwen Mining Inc. ("McEwen Mining," "we," "us," or the "Company") is required to prepare reports under the Canadian Securities Administrators' National Instrument 43-101 "Standards of Disclosure for Mineral Projects" ("NI 43-101"), under the Canadian securities laws because we are listed on the Toronto Stock Exchange ("TSX") and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States ("U.S.") Securities Exchange Commission ("SEC").

        The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" used in this report are Canadian mining terms defined in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (the "CIM") in the CIM Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as the same may be amended from time to time by the CIM. These definitions differ from the definitions of those terms in Industry Guide 7 ("Guide 7") promulgated by the SEC. Under U.S. standards, mineralization may not be classified as a "reserve" unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a "Final" or "Bankable" feasibility study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority. One consequence of these differences is that "reserves" calculated in accordance with Canadian standards may not be "reserves" under Guide 7 standards. U.S. investors should be aware that McEwen Mining's properties located in the United States and Mexico do not have "reserves" as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant "reserves".

        Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

        Canadian regulations permit the disclosure of resources in terms of "contained ounces" provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report "mineralized material" in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein would be characterized as mineralized material. We provide such disclosure about our exploration properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

        We also note that drilling results are not indicative of mineralized material in other areas where we have mining interests. Furthermore, mineralized material identified on our properties does not and may never have demonstrated economic or legal viability.

        Reliability of Information:    Minera Santa Cruz S.A., the owner of the San José Mine, is responsible for and has supplied to the Company all reported results from the San José Mine. The technical information contained herein is, with few exceptions as noted, based entirely on information provided to the Company by Minera Santa Cruz S.A. ("MSC"). The Company's joint venture partner, a subsidiary of Hochschild Mining plc, and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of this information. As the Company is not the operator of the San José Mine, there can be no assurance that production information reported to the Company by MSC is accurate, the Company has not independently verified such information and readers are therefore cautioned regarding the extent to which they should rely upon such information.

PART I

ITEM 1.    BUSINESS

History and Organization

        We are engaged in the exploration for and production of precious metals in the U.S., Mexico and Argentina. We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation. On January 24, 2012, we changed our name to McEwen Mining Inc.

        In June 2007, we completed three simultaneous acquisitions, significantly increasing our land position. The assets of these three companies, Nevada Pacific, Tone and White Knight, (the "Acquired Companies"), included a portfolio of properties in Nevada and Mexico. As a result of these acquisitions, we now hold interests in approximately 254 square miles in Nevada, United States, and approximately 1,631 square miles of mineral concessions in west central Mexico. In 2011, we began efforts to place one of our Mexican properties into production, and are taking steps to place one of our Nevada properties into production.

        On January 24, 2012, we completed the acquisition, by way of a statutory plan of arrangement in the Province of Alberta, Canada, of Minera Andes Inc. ("Minera Andes").

        We presently hold an interest in numerous exploration and development stage properties and projects in Nevada, Mexico and Argentina, as well as a 49% equity interest in the gold-silver San José Mine in Santa Cruz Province, Argentina. Prior to the acquisition of Minera Andes, we have not generated revenue from operations since 1990. As a result of the acquisition of Minera Andes, we expect to be generating revenue in 2012 from our 49% interest in the San José Mine

Segment Information

        Our operating segments include USA and Mexico. See Note 14 to the Consolidated Financial Statements for information relating to our operating segments.

        As a result of the acquisition of Minera Andes, Argentina will be a new operating segment beginning in 2012.

Overview of Business and Properties

        Mexico:    We hold interests in approximately 1,631 square miles of mineral concessions in west central Mexico. Our primary property in Mexico is the El Gallo Complex, located in Sinaloa state on the Sierra Madre Trend, a geological area of significant gold and silver mineralization. In 2010, we completed two estimates of mineralized material on the El Gallo Complex and in February 2011, we completed a NI 43-101 Compliant Preliminary Economic Assessment of that Complex. On August 31, 2011, we announced the commencement of work towards the first phase of production on the El Gallo Complex and we intend to complete a Technical Report that will evaluate production coming from the Phase 2 area at the El Gallo Complex by mid 2012. Over the next three years, we estimate we will spend approximately $185 million on development and exploration at the El Gallo Complex, which will mainly consist of infrastructure related to production and further exploration drilling.

        Nevada:    We hold interests in approximately 254 square miles in Nevada, United States. The majority of our Nevada properties, including our interests in the Gold Bar Project and Tonkin Complex, are located along the Cortez Trend, in north central Nevada. We also own property, including the Limo Project, on the southern end of the Carlin Trend. Both the Cortez Trend and Carlin Trend are geological areas of significant gold discoveries. In 2006, we commenced comprehensive exploration of our Tonkin property in an effort to identify additional mineralized material. From 2008 through 2009, we drilled various targets on our Gold Bar and Limo Projects, as well as expanded the quantity of estimated mineralized material at the Gold Bar Project in updated technical reports. In 2010, we completed a Preliminary Economic Assessment for the Gold Bar Project and in 2011 completed a pre-feasibility study under NI 43-101 on the project. The Company has decided to place the property into production, subject to receipt of necessary permits. Over the next two years, we estimate we will spend approximately $10 million on exploration on the Gold Bar Project, Limo Project and at other targets in Nevada.

        Argentina:    Effective January 24, 2012, we acquired Minera Andes and in turn acquired: a 49% interest in Minera Santa Cruz SA, owner of the San José Silver-Gold Mine in Santa Cruz, Argentina; a 100% interest in the Los Azules Copper Deposit in San Juan, Argentina, and a large portfolio of exploration properties in Santa Cruz, Argentina. The San José Mine is operated by the majority owner of the joint venture, Hochschild Mining plc ("Hochschild"). We currently hold mineral rights and applications for mineral rights covering approximately 944 square miles in Argentina.

        Other than the San José Mine, we generally conduct our exploration activities as sole operator; however, we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We own or lease our mineral interests and properties, and operate our business through various subsidiary companies, each of which is owned entirely, directly or indirectly, by us.

        Our principal executive office is located at 181 Bay Street, Bay Wellington Tower, Suite 4750, Toronto, Ontario, Canada M5J 2T3 and our telephone number is (866) 441-0690. We also maintain offices in San Juan (Argentina), Guamuchil (Mexico), and Elko and Reno (Nevada). Our website is www.mcewenmining.com. We make available our periodic reports and press releases on our website. Our common stock is listed on the New York Stock Exchange ("NYSE") and on the Toronto Stock Exchange ("TSX"), in each case under the symbol "MUX". Shares of US Gold Canadian Acquisition Corp. which are exchangeable on a one-for-one basis into McEwen Mining common stock and which were issued in connection with our acquisition of the Acquired Companies are listed on the TSX under the symbol "UXE"; and shares of McEwen Mining—Minera Andes Acquisition Corp. ("Canadian Exchange Co.") which are exchangeable on a one-for-one basis into McEwen Mining common stock and which were issued in connection with our acquisition of Minera Andes, are listed on the TSX under the symbol "MAQ".

        In this report, opt represents troy ounces per short ton, gpt represents grams per metric tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square. All of our financial information is reported in U.S. dollars, unless otherwise noted. C$ refers to Canadian dollars.

Recent Developments

2012 Business Combination

        On January 24, 2012, we completed through a court-approved plan of arrangement under Alberta law, the acquisition of Minera Andes Inc. ("Arrangement"), under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of our company. On the closing date of the Arrangement, holders of Minera Andes' common stock received a number of exchangeable shares of Canadian Exchange Co. ("2012—Exchangeable Shares"), an indirect wholly-owned Canadian subsidiary of our company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45. In the aggregate, Minera Andes shareholders received 127,331,498 2012—Exchangeable Shares. After closing of the Arrangement, the name of our company was changed to McEwen Mining Inc. Our common stock began trading on the NYSE and TSX under the symbol "MUX" and the 2012—Exchangeable Shares began trading on the TSX under the symbol "MAQ" on January 27, 2012.

        Robert R. McEwen, our Chairman, President, Chief Executive Officer and largest shareholder and also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement in 2011. In connection with the Arrangement, Mr. McEwen received approximately 38.7 million 2012—Exchangeable Shares.

        As a result of completing the Arrangement, we acquired the properties owned by Minera Andes and described in summary form under "Item 2. Properties."

2011 Financing

        In February 2011, we completed a public offering of our common stock, raising $105.4 million in net proceeds. In the underwritten public offering, we sold 17.25 million shares of common stock, including 2.25 million shares under an over-allotment option granted to the underwriters, at a price of $6.50 per share prior to underwriting commissions and expenses. Since that time, a portion of the proceeds from the public offering have been utilized by us to continue exploration of our properties in Mexico and Nevada, for general and administrative expenses and expenses associated with the acquisition of Minera Andes. See, "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION" for more information regarding the use of proceeds.

El Gallo Complex (Mexico)

        In August 2011, we announced commencement of work towards the first phase of production at the El Gallo Complex, our primary property in Mexico, based on the NI-43-101 Compliant Preliminary Economic Assessment (the "El Gallo PEA") completed by Pincock, Allen & Holt ("PAH") in February 2011. The El Gallo PEA focused on a development plan involving surface mining from various locations and having the ore processed at a central facility, with an estimated total mill capacity of 6,000 tons per day. The El Gallo PEA assumes that lower grade ore would be processed at approximately 3,250 tons per day by crushing and heap leaching. The El Gallo PEA estimated average mine production of 5.0 million ounces of silver and 50,245 ounces of gold annually during a six year mine life. During the fourth quarter of 2011, expansion and upgrades at the Magistral Mine for Phase 1 production began to be made to the existing infrastructure, including the heap leach pad, Adsorption-Desorption-Recovery ("ADR") processing plant, assay lab, and crushing circuit at a budgeted cost of $15 million, of which $1.7 million was expensed in the statement of operations and $1.4 million was recorded as prepaid expense for the fourth quarter of 2011. The Company has also decided to proceed with Phase 2 of development, subject to receipt of necessary permits.

        In October 2011, we signed a six year contract with a contract mining firm in Mexico to perform mining functions at the El Gallo Complex. In October 2011, we also signed a contract with an engineering procurement and construction management ("EPCM") firm in Mexico to assist us in the development of our mine at the El Gallo Complex.

Gold Bar Project (Nevada)

        In November 2011, we announced the results of a Preliminary Feasibility Study ("PFS") for the Gold Bar Project in Nevada. The PFS was prepared by SRK Consulting (U.S.) Inc. ("SRK") of Reno Nevada, prepared in accordance with the requirements of NI 43-101. The PFS estimated an average annual production of approximately 50,000 ounces of gold over an 8-year mine life at a cash cost of $700 per ounce.

Limo Project (Nevada)

        Exploration drilling at the Limo Project (Cadillac target) continued in 2011 and was completed for the year in October. Exploration has determined that while the mineralized system does extend over a significant area, the grade is inconsistent, with low-grade mineralization dominating except in two structurally controlled zones where the average grade is substantially higher. In early 2012, our geologists are analyzing the data that has been gathered in 2011 to determine how to better target the higher grade structures in future drilling. Elsewhere on the Limo Project, we continue to conduct mapping and sampling programs on prospective areas.

Tonkin Complex (Nevada)

        We hold mineral interests in various parts of the Tonkin Complex located on the Cortez Trend in Nevada. We historically held a leasehold interest in 478 claims covering an area of the Tonkin Complex known as Tonkin North and Cornerstone. In July 2011, we completed the purchase of the Tonkin North claims for an aggregate of $8.7 million and a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold.

Exploration Summary

        During 2011 and 2010, we incurred expenses of $43.0 million and $19.2 million, respectively, in total exploration and related expenditure costs.

        The following table summarizes drilling from all of our properties during 2011 and 2010:

	2011	2010
Total Footage	458,810	248,889
Number of Holes	863	424
Reverse Circulation drilling (ft.)	78,083	59,502
Core drilling (ft.)	380,727	189,387

        For additional information on all of our properties, please see Item 2. Properties.

Competitive Business Conditions

        We compete with many companies in the mining and mineral exploration industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the U.S.,

Mexico, Argentina, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

        Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine precious and base metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

General Government Regulations

United States

        Mining in the United States is subject to federal, state and local law. Three types of laws are of particular importance to our U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        Land Ownership and Mining Rights.    Our Nevada properties are primarily located on lands owned by the United States (Federal Lands) and are governed by the General Mining Law of 1872 (General Mining Law) as amended. The General Mining Law allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of minerals, subject to compliance with the General Mining Law and state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, we have the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

        Mining Operations.    The exploration of mining properties and development and operation of mines is governed by federal, state and local laws. Our Nevada properties are primarily administered by the United States Department of the Interior, Bureau of Land Management, which we refer to as the BLM. In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Nevada Department of Environmental Protection, which we refer to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada properties.

Local jurisdictions (such as Eureka County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Environmental Law:    The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Proposed mineral processing at our Gold Bar property will require additional permitting activities prior to production. Various federal agencies and departments within the State of Nevada and local governments will be cooperating agencies in permitting any mining development and process facilities at the site. Although not expected, potential external events such as public or cooperating agency opposition could lengthen the schedule for permit acquisition. Because of previously permitted mining activity at the site, we currently have no reason to believe that permits to mine the mineral resources at Gold Bar could not be obtained from local, state and Federal regulatory agencies without unreasonable effort or expense. We also believe that production water for the Gold Bar property can be appropriated pursuant to regulations implemented by the State of Nevada.

Mexico

Mining Regulations
Mineral Concession Rights

        Exploration and exploitation of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining mining concessions. Mining concessions are granted by the Mexican government for a period of fifty years from the date of their recording in the Public Registry of Mining and are renewable for a further period of fifty years upon application within five years prior to the expiration of such concession in accordance with the Mining Law and its Regulations.

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

Surface Rights

        Ejido or Comunidad are special type of surface rights assigned by the government for farming and ranching purposes, regulated by the Agrarian Law. Assemblies (ejido or community members meetings) hold the highest authority over these surface rights. It is through the assemblies that the following are regulated: acceptance of a new ejido or community members, allowances and benefits from the land. The ejidatario or comunero holds the surface rights for the land, but it does not constitute a private ownership. Surface rights may be transferred to ejidatarios or comuneros following the regimen stated in the Agrarian Law. However, modifications to the Agrarian Law since 1992 allow converting the ejido or community land into private property through a legal process. Once this is achieved, the land can be sold.

Water Rights

        Water rights are managed by the Comision National del Aqua ("CONAGUA"). According to the Mexican water rights legislation, industrial users must pay for the right to use national waters regardless of how their rights were obtained, with the rates being determined by the availability of water and the method of extraction.

Mining Royalties

        An election is scheduled in Mexico in July 2012 and one of the leading parties, Partido Revolucionario Institucional ("PRI"), has previously introduced a 4% mining royalty on production. To date, the Mexican Congress has been silent on the royalty proposal.

Environmental Law

        The Environmental Law in Mexico, called the General Law of Ecological Balance and Protection to the Environment ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Proteccion al Ambiente ("PROFEPA").

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

Mining Permits

        The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority, ("SEMARNAT") is responsible for issuing environmental permits associated with mining. Regulations require that an environmental impact statement, known in México as a Manifesto Impacto Ambiental ("MIA"), be prepared by a third party contractor for submittal to SEMARNAT. Studies required to support the MIA include a detailed analysis of the following areas: soil, water, vegetation, wildlife, cultural resources and socio-economic impact. Proof of local community support for a project is required to gain final MIA approval. A risk analysis must also be prepared in conjunction with the MIA for approval by SEMARNAT. A number of other approvals, licences and permits are required for various aspects of a mine development. Typically the most significant permit for mine development other than MIA approval, are blasting permits, issued by the Mexican Army, to purchase, store and use explosives.

Argentina

Mining Regulations

Mineral Concession Rights

        Under Argentinean Law, mining concessions are real property, which can be transferred freely and can also be pledged. Concessions are granted by provincial governments for unlimited periods of time, subject to the following conditions:

  (a)
  the payment twice a year of a mining fee or canón of 80 pesos per unit, or pertenencia; and

  (b)
  the filing of a minimum investment plan and compliance with a one-off minimum investment in the concession equal to 300 times the relevant canón over a five year period.

Surface Rights

        A mining license alone is not sufficient to permit mining operations. An agreement for access and occupation of the surface land is also required from the surface owner and occupier before mining may commence. Surface rights in Argentina are not associated with title to either a mining lease or a claim and must be negotiated with the landowner.

Water Rights

        Grants of mining rights, including water rights, are subject to the rights of prior users. The mining code also contains environmental and safety provisions administered by the provinces.

Mining Royalties

        As legal owners of the mineral resources, provinces are entitled to request royalties from mine operators. Regulations vary from province to province. In Santa Cruz, where the San José property is located, the royalty is fixed at a maximum of 3% of the mine-site value per year payable monthly. However, under the Mining Tax Stability Agreement, the mining royalty is fixed at 1.85% of the mine-site value per year when the final product is doré and 2.55% when the final products are concentrates or precipitates.

Environmental Law

        The Environmental Protection Section of the National Mining Code of Argentina, enacted in 1995, requires that each Provincial government monitor and enforce the laws pertaining to prescribed development and protection of the environment. The Argentine Constitution establishes that the Federal Government is required to set the minimum standards. In 2002, the National Congress established such minimum standards for the protection of the sustainable environmental management and the protection of biodiversity, which are applicable throughout Argentina. Provinces are entitled to strengthen those standards. Further, the Argentine Constitution, as amended in 1994, allows any individual who believes a third party may be damaging the environment to initiate an action against such party. Existing and proposed legislation at both the federal and state levels in Argentina governing the protection of glaciers and the management of natural resources, including mining activity, in the vicinity of glaciers, may impact the Company's ability to develop its projects.

Mining Permits

        Prior to conducting mining operations, companies must submit an Environmental Impact Report ("EIR") to the provincial government. The EIR must describe the proposed operation and the methods that will be used to prevent undue environmental damage and must be updated biennially. Mine operators are liable for environmental damage and violators of environmental standards may be required to shut down mining operations. An EIR must be submitted every two years in accordance with Argentinean Law.

Employees

        As of March 6, 2012, we had 324 employees including 15 employees based in the U.S., 19 in Canada, 252 in Mexico and 38 in Argentina. All of our employees based in Canada work in an executive or administrative position, while our employees in the U.S., Mexico and Argentina include geologists, environmentalists, information technologists, and office administrators. Some of our employees in Mexico and Argentina are covered by union labor contracts and the Company believes we have good relations with our employees. We also engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

ITEM 1A.    RISK FACTORS

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Company

        We have incurred substantial losses since our inception in 1979 and may never be profitable.    Since our inception in 1979, we have never been profitable and we have not generated revenue from operations since 1990. As of December 31, 2011, our accumulated deficit was approximately $393 million, including certain non-cash expenses. Over the longer term, our ability to become profitable will depend on our ability to bring the El Gallo Complex and the Gold Bar Project, as well as our other properties, into production and to generate revenue sufficient to cover our costs and expenses. We will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

        The feasibility of mining at our El Gallo Complex and Gold Bar Project, has not been established in accordance with SEC Guide 7, and any funds spent by us on exploration and development could be lost.    We have no proven or probable reserves on our properties as defined by U.S. law. A "reserve," as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. As a result, we currently have no reserves defined by SEC Guide 7 and there are no assurances that we will be able to prove that there are reserves on our properties.

        The mineralized material identified on our properties does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining on our El Gallo Complex, Gold Bar Project, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, our investment in that property will be lost, and the market value of our securities may suffer.

        We are required to prepare and file with the Canadian securities regulators estimates of mineralized material in accordance with NI 43-101. These standards are substantially different from the standards generally permitted to report reserve and other estimates in reports and other materials filed with the SEC. Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources reported in our Canadian filings will ever be converted into reserves.

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

        Our estimated timetables to achieve production for Phase 2 of the El Gallo Complex and the Gold Bar Project may not be accurate.    Based on technical work recently completed, including the EL Gallo PEA and the Gold Bar PFS, we believe we can achieve Phase 2 production at the El Gallo Complex in 2014 and at the Gold Bar Project in 2015. However, the El Gallo PEA and the Gold Bar PFS are preliminary in nature and are subject to change due to factors within and outside of our control. We have not completed a feasibility study with regard to these or any of our properties and the feasibility of mining at these properties may never be established. There is no certainty that the preliminary assessment and economics estimated in those reports will be realized or that we will be able to begin production within the timelines estimated, if at all.

        We will require significant amounts of capital through debt or equity to place one or more of our properties into production, and our ability to obtain this necessary funding will depend on a number of factors, including the status of the national and worldwide economy and the price of silver, gold, and other precious metals. Fluctuations in production costs, material changes in the mineral estimates and grades of mineralization or changes in the political conditions or regulations in Mexico or Nevada may make placing these properties into production uneconomic. Further, we may also be unable to obtain the necessary permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties. These and other factors may cause us to delay Phase 2 production at the El Gallo Complex and the Gold Bar Project beyond 2014 and 2015, if at all.

        Historical production of gold at our Tonkin Complex or Magistral Mine may not be indicative of the potential for future development or revenue.    Historical production of gold from our Tonkin Complex

came from relatively shallow deposits, in very limited quantities and for a very limited period of time. Processing the mineralization at Tonkin also presents significant metallurgical difficulties that may cause it to be uneconomic or unfeasible to mine and process ore on a commercial scale. In Mexico, the Magistral Mine produced gold from 2002 through 2005, but it was shut down in 2006 and was held by us on a care and maintenance basis until the fourth quarter of 2011. The restart of the Magistral Mine is now considered Phase 1 of our El Gallo Complex; we made the decision to proceed with Phase 1 construction without the benefit of a feasibility study. Investors in our securities should be cautioned not to rely on our historical operations as an indication that we will place those mining properties into commercial production or that any such attempts to resume production would be successful.

        We will require significant additional capital to continue our exploration and development activities, and if warranted, to develop additional mining operations.    As a result of the acquisition of Minera Andes, as well as the other properties that we own, substantial expenditures will be required to continue the exploration programs at its exploration stage properties. We will be required to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of our exploration. We may need to obtain additional financing, either in the form of debt or equity financing, to fund such expenditures. We may not benefit from these investments if we are unable to identify commercially exploitable reserves. Furthermore, expenditures we make for Minera Andes' properties may reduce the availability of capital to pursue our exploration and development programs at El Gallo Complex, where we are in the process of a feasibility study. If we are successful in identifying commercially exploitable reserves, we will require significant additional capital to extract those reserves. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing for these or other purposes on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

        The integration of our most recent acquisition of Minera Andes will present significant challenges.    The integration of our operations with Minera Andes and the consolidation of those operations will require the dedication of management resources, which may temporarily divert attention from the day-to-day business of the Company. The process of combining the organizations may cause an interruption of, or a loss of momentum in our other activities, which could have an adverse effect on the operating results of the combined company for an indeterminate period of time. The failure to successfully integrate Minera Andes, to retain key personnel and to successfully manage the challenges presented by the integration process may prevent us from achieving the anticipated benefits of the acquisition. If we fail to realize the anticipated benefits of the acquisition, our results of operations, financial condition and cash flows may be adversely affected.

        Minera Andes' assets may be less valuable to us than expected.    The value of Minera Andes to us, other than its interest in the San José Mine, is based in large part on the value of the Los Azules Copper Project and the ability to discover mineralized material on the other acquired exploration properties. The Los Azules Copper Project has only "inferred resources" and "indicated resources", based on NI 43-101 definitions. There can be no assurance that these mineral resources will be upgraded to mineral reserves or that if mineral deposits are discovered on the other exploration properties, that such mineral deposits can be commercially mined. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly volatile; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of the mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, the market value of our securities may decline, and you may lose some or all of your investment.

        Development at the Los Azules copper project presents development challenges that may negatively affect, if not completely negate, the feasibility of development of the property.    The Los Azules property that we acquired with Minera Andes is located in a remote location that is accessed by 75 miles (120 kilometers) of unimproved dirt road with eight river crossings and two mountain passes both above 13,451 feet (4,100 meters). According to the technical report prepared for Minera Andes, capital costs are estimated to be $2.8 billion initially and $3.73 billion over the life of the mine with an accuracy target of plus or minus 35%. In order for the Los Azules property to be economically feasible for development, the price of copper would have to be high enough to justify the high capital costs estimated for the project. There can be no assurance that these capital cost estimates are accurate; given the inflationary pressure in the mining industry and in Argentina, these capital costs are likely to increase. If the long term price of copper were to decrease significantly below the current price or capital cost estimates increase significantly, the Los Azules property may not be feasible for development, and we may have to write-off the asset. Furthermore, even if the development of the Los Azules property becomes economically feasible, we may not be able to raise sufficient capital to develop the property, may not receive the required permits or environmental approvals, may not be able to construct the necessary power and infrastructure assets and may not be able to attract qualified workers to build such a project, any of which could result in the delay of or indefinitely postpone development at the property. Such a result would have a material negative effect on our Company.

        The Los Azules copper project is subject to ongoing legal proceedings with the potential that we may lose all or part of our interest in the project.    Minera Andes is currently subject to ongoing litigation regarding the Los Azules Copper Project. TNR Gold Corp ("TNR Gold") and its subsidiary, Solitario Argentina S.A. ("Solitario" and together with TNR Gold, "TNR") claim that certain properties that comprise the Los Azules Copper Project were not validly transferred to Minera Andes and therefore should be returned to TNR. In the alternative, TNR claims that even if Minera Andes validly owns the Los Azules Copper Project, TNR has a 25% back-in right to a substantial portion of the Los Azules project underlying known mineral resources that may be exercised to acquire a 25% interest in such part of the property. TNR has also claimed damages. We estimate that the Los Azules Copper Project represents approximately 50% of the total assets acquired, not counting liabilities assumed, in the acquisition, based on our preliminary estimate of the fair value of all identifiable assets acquired and liabilities assumed.

        Minera Andes has stated that it is not able to estimate the potential financial impact of this claim. If resolved adversely to Minera Andes, this litigation could materially adversely affect the value of Minera Andes by reducing or terminating its interest in a significant portion of the Los Azules Copper Project and its ability to develop the Los Azules Copper Project. Alternatively, Minera Andes could be subject to a significant damages award. Such a result would have a significant negative impact on the value of the combined company and could have a significant impact on our stock price. In addition, on a consolidated basis we will inherit the legal liabilities and costs associated with the litigation and the claims surrounding the Los Azules Copper Project, including the risk of loss of a significant portion of the Los Azules Copper Project. See Item 3. Legal Proceedings.

        We may acquire additional exploration stage properties and we may face negative reactions if reserves are not located on acquired properties.    We have in the past and may in the future acquire additional exploration stage properties. There can be no assurance that we have or will be able to complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

        Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.    We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the U.S., Mexico, Argentina, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

        Fluctuating precious metals and copper prices could negatively impact our business.    The potential for profitability of our silver and gold mining operations and the value of our mining properties are directly related to the market price of silver, gold and copper. The price of silver, gold and copper may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, global or regional political, economic or banking crises, and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

        The volatility in silver, gold and copper prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, and per pound of copper based on the LME Grade A copper settlement price.

Average Annual Market Price of Silver and Gold (per oz.) and Copper (per lb.)

Mineral	2007	2008	2009	2010	2011
Silver	$13.38	$14.99	$14.67	$20.19	$35.12
Gold	$696	$872	$972	$1,224	$1,572
Copper	$3.23	$3.15	$2.34	$3.42	$4.00

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

        Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties, in addition to the Los Azules Copper Project.    Our ability to explore and operate our properties depends on the validity of our title to that property. Our U.S. mineral properties consist of leases of unpatented mining claims, as well as unpatented mining and millsite claims which we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. Our Mexico concessions are granted by the Mexican government for a period of up to 50 years from the date of their recording in the Public Registry of Mining and are renewable for a further period of up to 50 years upon application within five years of expiration of such concession in accordance with the Mining Law and its Regulations. Failure to do so prior to expiration of the term of the exploration concession will result in termination of the concession. Under Argentinean Law, concessions are granted by provincial governments for unlimited periods of time, subject to a mining fee and the filing of a minimum investment plan and compliance with a one-off minimum investment in the concession equal to 300 times the relevant mining fee over a five year period. Failure to comply with these conditions may result in the termination of the concession. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

        We remain at risk in that the mining claims may be forfeited either due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

        Our continuing reclamation obligations at the Tonkin Complex, El Gallo Complex and our other properties could require significant additional expenditures.    We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin Complex. We have posted a bond in the amount of the estimated reclamation obligation at the Tonkin Complex. We submitted a mine closure plan to the Bureau of Land Management ("BLM") for the Tonkin Complex during the fourth quarter of 2010. Based on our estimate, the change in our bonding requirements was insignificant. Our closure plan is currently under review by the BLM. We have not posted a bond in Mexico relating to the El Gallo Complex, as none is required. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

        Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.    All phases of our operations are subject to U.S., Mexican and Argentine federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

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

        Due to an increased level of non-governmental organization activity targeting the mining industry, the potential for the government to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected as a result of a violation of applicable laws, regulations, or permitting requirements or a change in applicable law or regulations, it would have a significant negative impact the value of the combined company and could have a significant impact on our stock price.

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

        Legislation has been proposed that would significantly and adversely affect the mining industry.    Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

        There is an election scheduled in Mexico in July 2012 and one of the leading parties, Partido Revolucionario Institucional ("PRI"), had previously introduced a 4% mining royalty on production. To date, the Mexican Congress has been silent on the royalty proposal. Various proposals have been made at the federal and provincial level in Argentina to establish or increase royalties and taxes on the mining sector.

        Our operations in Mexico and Argentina are subject to changes in political conditions, regulations and crime.    Our El Gallo Complex as well as certain other concessions, are located in Mexico and are subject to laws and regulations applied by Mexican federal, state, and local governments. As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries. In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest or violence could disrupt our operations at any time. In recent years, there has been a marked increase in the level of violence and crime relating to drug cartels in Sinaloa State, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

        There are risks relating to an uncertain or unpredictable political and economic environment in Argentina. During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations. In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements.

        In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. Although this particular change did not affect the San Jose Mine as its fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will not unilaterally take other action which could have a material adverse effect on our projects in the country.

        There also is the risk of political violence and increased social tension in Argentina as Argentina has experienced periods of civil unrest, crime and labor unrest. Certain political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate in the country.

        Our lack of operating experience may cause us difficulty in managing our growth.    Our management team, as a whole, has limited experience in developing and operating a mine. We are currently working towards developing our El Gallo Complex in Mexico, our Gold Bar Project in Nevada, and our Los Azules Copper Project in Argentina. If we are unable to successfully place these projects into production, our stock price may suffer and you may lose some or all of your investment. Our ability to manage the anticipated growth that we expect will accompany placing one or more of those properties into production will require us to improve and expand our management and our operational systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

        We are subject to litigation risks in addition to the Los Azules litigation.    All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material adverse effect on our financial position and results of operations.

        The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.    Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

  •
  economically insufficient mineralized material;

  •
  fluctuations in production costs that may make mining uneconomical;

  •
  availability of labor, contractors, engineers, power, transportation and infrastructure;

  •
  labor disputes;

  •
  potential delays related to social and community issues;

  •
  unanticipated variations in grade and other geologic problems;

  •
  environmental hazards;

  •
  water conditions;

  •
  difficult surface or underground conditions;

  •
  industrial accidents;

  •
  metallurgical and other processing problems;

  •
  mechanical and equipment performance problems;

  •
  failure of pit walls or dams;

  •
  unusual or unexpected rock formations;

  •
  personal injury, fire, flooding, cave-ins and landslides; and

  •
  decrease in reserves or mineralized material due to a lower silver, gold or copper price.

        Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

        We do not insure against all risks to which we may be subject in our planned operations.    While we currently maintain insurance to insure against general commercial liability claims and physical assets at the Tonkin and El Gallo Complex, we do not maintain insurance to cover all of the potential risks associated with our operations. Our other exploration projects have no existing infrastructure for which we insure. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

        We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.    Our company is dependent on key management, namely our Chairman and Chief Executive Officer, our Vice President and Chief Financial Officer, our Chief Operating Officer, our Senior Vice President and Vice President, Projects. Robert R. McEwen, our Chairman and Chief

Executive Officer, is responsible for strategic direction and the oversight of our business. Perry Y. Ing, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions. Our Chief Operating Officer, William Faust, Senior Vice President, Ian Ball, and Vice President, Projects, Stefan Spears, oversee project development in Mexico, Argentina and Nevada. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

        Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.    Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at our Company. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to the other directors and may be required to abstain from voting on the matter.

        We are subject to foreign currency risk.    While we transact most of our business in U.S. dollars, some expenses, such as labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing capital assets in U.S. dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms in foreign countries.

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

        New Argentinean foreign exchange regulations may make it difficult to transfer funds in and out of Argentina, which could adversely affect our liquidity and operations.    Argentina recently announced a decree requiring mining companies to repatriate mining revenues to Argentine currency before distributing revenue either locally or overseas. Fluctuation in the value of the Argentine peso as a result of the repatriation requirement and the repatriation requirement may create inefficiencies in Minera Andes' ability to transfer its revenue from Argentina and result in substantial transaction costs. Further, there are additional transaction costs imposed by the central bank for transferring funds from and within Argentina. These restrictions and any additional restrictions on the ability to access the Argentinean foreign exchange market and transfer foreign currency in and out of Argentina could adversely affect our liquidity and operations in Argentina, and our ability to access such funds.

        Global climate change is an international concern, and could impact our ability to conduct future operations.    Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or U.S., Mexican or Argentine federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

Risks Relating to Our Common Stock

        Gain recognized by non-U.S. holders and non-U.S. persons holding any interest in the Company other than solely as a creditor (including, for example, interests in the form of our convertible debt, if any) on the sale or other disposition of our securities may be subject to U.S. federal income tax.    We believe that we currently are a "United States real property holding corporation" under section 897(c) of the Internal Revenue Code, or USRPHC, and that there is a substantial likelihood that we will continue to be a USRPHC in the future. Subject to certain exceptions, securities (other than securities that provide no interest in a corporation other than solely as a creditor) issued by a corporation that has been a USRPHC at any time during the preceding five years (or the non-U.S. holder's holding period for such securities, if shorter) are treated as U.S. real property interests, or USRPIs, and gain recognized by a non-U.S. holder on the sale or other disposition of a USRPI is subject to regular U.S. federal income tax, on a net basis at graduated rates, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. If gain recognized by a non-U.S. holder from the sale or other disposition of our common stock or other securities is subject to regular net basis income tax under these rules, the transferee of such common stock or other securities may be required to deduct and withhold a tax equal to 10 percent of the gross amount paid to the non-U.S. holder with respect to the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the non-U.S. holder for the year in which the sale or other disposition occurs.

        The conversion of outstanding exchangeable shares, exercise of options and the future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.    As of March 6, 2012, we had outstanding exchangeable shares and options to purchase a total of 115,732,519 shares of our common stock, which if completely converted or exercised, would dilute existing shareholders' ownership by approximately 42%. Under certain circumstances, our Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock.

        Furthermore, the sale of a significant amount of common stock by any selling security holders, specifically Robert R. McEwen, our Chairman and Chief Executive Officer, may depress the price of our common stock. As a result, you may lose all or a portion of your investment.

        A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our Chairman and Chief Executive Officer, Robert R. McEwen, beneficially owns approximately 25% of our common stock as of March 6, 2012. Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, this individual will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

        Our stock price has historically been volatile, and as a result you could lose all or part of your investment.    The market price of our common stock has fluctuated significantly and may decline in the future. The high and low sale prices of our common stock on the NYSE Amex, and the NYSE after November 2, 2010, were $3.53 and $0.90 for the fiscal year ended December 31, 2009, $8.17 and $2.02 for the fiscal year ended December 31, 2010, and $9.87 and $2.93 for the fiscal year ended

December 31, 2011. The fluctuation of the market price of our common stock has been affected by many factors that are beyond our control, including: changes in the worldwide price for silver, gold and copper, results from our exploration or development efforts and the other risk factors discussed herein.

        We have never paid a dividend on our common stock and we do not anticipate paying one in the foreseeable future.    We have not paid a dividend on our common stock to date, and we do not expect to be in a position to pay dividends in the foreseeable future. Our initial earnings from the San José Mine, if any, will likely be retained to finance our growth. Any future dividends will depend upon any future earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Introduction

        Throughout 2011, we continued to hold a 100% interest in the historic Tonkin property and also continued to rationalize the Nevada Pacific, White Knight and Tone properties acquired in 2007. Our total Nevada land position consists of approximately 254 square miles (658 sq. km) of patented and unpatented mining claims, of which approximately 191 square miles (495 sq. km) are located on the Cortez Trend. We also continued to hold approximately 1,631 square miles (4,224 sq. km) of mineral rights in Mexico, including the Magistral Gold Mine located in the state of Sinaloa, Mexico.

        The following table summarizes the U.S. land position of our company as of December 31, 2011:

Complex Summary	Claims	Approx Sq. Miles
Tonkin Complex	3,100	93.00
Gold Bar Complex	2,384	72.54
Limo Complex	1,407	44.52
Battle Mountain Complex	935	27.95
Other United States Properties	464	16.35

Total	8,290	254.36

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

        In addition to the above-mentioned U.S. properties, we acquired mineral concessions in Mexico from our acquisition of Nevada Pacific in 2007, including the Magistral Mine and the concessions where the Company discovered El Gallo, which is our primary focus in Mexico. El Gallo is located in northwestern Mexico, within Sinaloa state, Mocorito Municipality, Mexico. In aggregate, we currently own an interest in approximately 1,631 sq. miles (4,224 sq. km) of mineral concessions in Mexico.

        The following map illustrates the general location of the El Gallo Complex and our mineral concessions in Mexico:

        For a summary of properties we recently acquired in January 2012, please see "Recently Acquired Properties—Argentina" at the end of this section.

Tonkin Complex

        Overview.    The Tonkin Complex includes our historic Tonkin property, together with additional properties and interests acquired in 2007. The Tonkin Complex is divided functionally into five areas: the Mine Corridor, Tonkin North, Patty, Keystone, and Tweed. The Tonkin Complex represents our largest holding in the State of Nevada at approximately 93 sq. miles (241 sq. km). Exploration at the Tonkin property in 2011 was limited, as we focused our efforts at Gold Bar in Nevada and El Gallo in Mexico.

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

        Recent Exploration.    The following table summarizes drilling at our Tonkin Complex during 2011 and 2010:

	2011	2010
Total Footage	2,190	8,001
Number of Holes	1	5
Reverse Circulation drilling (ft.)	2,190	3,270
Core drilling (ft.)	0	4,731

        As noted in the previous table, drilling at the Tonkin Complex for 2011 totaled 2,190 ft. (668 m) in one reverse circulation drill hole. Additional exploration efforts at the Complex included continued geologic mapping and sampling. The objective of the limited 2011 program at the Tonkin Complex was to explore new targets identified on regional structural and mineral trends.

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

        The 2011 exploration program at Tonkin was directed by in-house three-dimensional modeling that utilized surface geology, surface geochemistry, drill hole geochemistry, drill hole geology, drill hole and surface structure, and geophysical surveys. The program consisted of one reverse circulation hole drilled at the north end of the property. Although the hole did not intersect ore-grade mineralization, the hole reached favorable host rocks of the lower plate Roberts Mountains Formation. Anomalous pathfinder elements and occurrences of Carlin-type alteration including decalcification were found in the hole.

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

        In addition to exploration conducted during 2011, we completed the reclamation of certain access roads, and other existing disturbed areas at the Tonkin Complex.

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

        Patty Project.    The Tonkin Complex also includes the Patty Project. On October 18, 2011, Barrick Gold U.S. Inc. ("Barrick"), the former holder of a majority of the project and operator, entered into a joint venture agreement with Rye Patch Gold U.S. Inc. ("Rye Patch") under which Rye Patch has the right to acquire a 60% undivided interest in the Patty Project. We now hold a non-operating minority interest (12%). Barrick's interest has been reduced to 24%. The remaining 4% is held by Magellan Minerals Ltd. The Patty Project is a large property (approximately 18.1 sq. miles) located in the northeast portion of the Tonkin Complex and consists of 544 unpatented mining claims. The 2011 exploration program expenditures totaled approximately $278,635, of which our portion was $83,590.

        Tonkin North.    The 372 claims (included in the 1,478 under "US Gold's Historic Tonkin Property" amount above) covering the area of the property known as Tonkin North were previously owned by unaffiliated parties and held by us under a lease agreement. This lease expired on January 1, 2011. In July 2011, we acquired these claims, as described below.

        Cornerstone Property Lease.    The Company held an interest of in 106 claims (included in the 156 under "Cornerstone" amount above) in the Cornerstone property, pursuant to a mining lease made effective as of May 25, 2004. This lease expired on January 1, 2011.

        On July 19, 2011, we acquired the Tonkin North and Cornerstone claims from the former owners for $8.7 million and a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold.

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

        The following graphic depicts the Gold Bar Complex:

        In November 2011, we announced the completion of a Preliminary Feasibility Study ("PFS") by SRK Consulting for the Gold Bar Project. McEwen Mining's objective is to obtain permits required to construct and operate the Gold Bar Project. The timeline to obtain permits is uncertain, but similar projects on public lands in Nevada have required between 18-36 months.

        The PFS included a new NI 43-101 resource estimate of 19.5 million tonnes of mineralized material at a grade of 0.95 gpt gold. Based on the PFS, it is estimated that the Gold Bar Project could produce approximately 50,000 ounces of gold per year for 8 years at a cost of $700 per ounce. Assuming a life-of-mine average gold price of $1,300 per ounce, the Net Present Value at an 8% discount rate is $45.1 million. Initial capital expenditures for the project are estimated at $53.1 million including an allocation of $7.2 million for contingencies. The full PFS technical report is available on SEDAR at www.sedar.com and on our website at http://www.mcewencapital.com/mcewenmining/goldbar_ni_43_101_tr_1.pdf.

        The following table summarizes drilling at our Gold Bar Complex during 2011 and 2010:

	2011	2010
Total Footage	19,873	37,887
Number of Holes	41	58
Exploration Reverse Circulation Drilling (ft.)	7,245	31,995
Pre-feasibility Reverse Circulation Drilling (ft.)	9,820	2,655
Pre-feasibility Core Drilling (ft.)	2,808	3,237

        Exploration drilling at the Gold Bar Complex in 2011 totaled approximately 7,245 ft. (2,208 m) in 41 reverse circulation drill holes that were focused on extensions to the Gold Pick-Gold Ridge and

Cabin Creek mineralization as well as new targets found by geologic mapping and sampling. Drilling was also done to gather data for Pre-feasibility Study requirements of condemnation, metallurgy and slope stability. Exploration drilling was also guided by the detailed cross-sections that were constructed to define mineralization during preparation of the mineralized material analysis.

        The 2011 exploration drilling focused on new areas of gold mineralization. Our complete drilling results for 2011 are available on our website www.mcewenmining.com/NewReleases. The best intercepts from this drilling at the Gold Bar Complex are shown below:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
GB175	0.028	0.95	70	21.3
Including	0.087	3.00	5	1.5
Including	0.069	2.37	10	3.0
GB176	0.034	1.17	67.5	20.6
Including	0.052	1.78	12.5	3.8
GB177	0.042	1.44	25	7.6
Including	0.086	2.97	5	1.5

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

        Three-dimensional modeling by our geologists has led to the identification of an unconformity (erosional surface) between the basement and gold host rocks at the Gold Bar Project. Channels in this unconformity were filled with porous limestone, which then acted as preferred pathways for gold mineralization. Much of the gold mineralization in the Gold Pick-Gold Ridge area occurs in the porous limestones above these channels. These channels were the focus of some of the exploration drilling in 2011.

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

        When the Limo Property was acquired in 2007, it was a large, 30 sq. mile (78 sq. km) property with historic production of approximately 93,000 ounces of gold. With additional claim staking in 2007 and 2008, the property position now totals approximately 44.5 sq. miles (115 sq km). Gold mineralization has been identified in numerous places along the 15 mile (24 km) length of the property.

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

        The following graphic depicts the Limo Complex:

        A technical report compliant with NI 43-101 standards was completed on the Limo Project by Telesto in July 2009. This report estimates that the Resurrection Ridge/Golden Butte area of the Limo property contains mineralized material of 9 million tons at an average grade of 0.023 opt of gold. The complete text of this report is available on SEDAR at www.sedar.com. The Telesto report is based on 680 drill holes from historic drilling programs by Amselco, Alta Bay, Kennecott and others and 32 holes drilled by us in 2007. Sets of east-west and north-south cross sections were created at 30-meter intervals. Geologic parameters and gold grades were plotted on the sections. Geologic and structural data from surface mapping were transferred to the sections. Geological boundaries were rectified between sections and then gold envelopes were drawn to constrain interpolation of grades in the block model.

        Exploration drilling at the Limo Property in 2011 totaled approximately 59,157 ft. (18,031 m) in 10 diamond drill core holes and 70 reverse circulation drill holes. The drilling was focused on two new targets, Cadillac and Continental, outside the existing mineralization.

        The following table summarizes drilling at our Limo Complex during 2011 and 2010:

	2011	2010
Total Footage	59,157	12,907
Number of Holes	80	28
Exploration Reverse Circulation Drilling (ft.)	56,623	10,195
Core Drilling (ft.)	2,534	2,712

        Cadillac drilling focused on an area where gold was found beneath thick alluvial cover. This new zone has been intersected in 50 holes, and the highlights are listed in the table below. This mineralization is contained within an extensive zone of jasperoid, developed where favorable Pilot shale lies along NE-trending faults. The Pilot has been silicified and mineralized for over 1,000 meters along the strike of the faults. Guilmette limestone and Simonson dolomite usually lie beneath the gold-bearing zones and are only weakly mineralized.

        Our drilling results for 2011 are available on our website www.mcewenmining.com/NewReleases. Highlights of Cadillac Drilling Results are below:

Drill Hole	Gold	Gold	Length	Length
	(opt)	(gpt)	(ft)	(m)
LB104	0.095	3.27	55	16.8
Including	0.187	6.40	20	6.1
LB114	0.075	2.56	270	82.3
Including	0.209	7.17	40	12.2
LB 122	0.225	7.72	25	7.62

        Recoveries from historic mining, CN-soluble gold assays, and preliminary metallurgical tests conducted on 2007 drill core indicate that mineralization at the Limo Complex is primarily oxide in nature and amenable to current heap-leach technology.

        The mineral interests controlled by us at the Limo property consist of 1,392 contiguous claims that cover approximately 44.5 square miles (115 sq km), plus 15 claims (for a total of 1,407) near the southern boundary of the property that were acquired through a lease in August 2011. Our land package extends for about 15 miles (24 km), and covers much of the western side of the southern Cherry Creek Range.

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

        The following graphic depicts the Battle Mountain Complex:

Battle Mountain Complex
McEwen Mining Properties
Major Gold Deposits
N
W
E
S
Kilometers
0 1 2 3 4
Miles
0 1 2 3 4
Elko
Reno
Las Vegas
Lone Tree Mine
Marigold Mine
Redline Deposit
BMX
Medea
Lucky Strike
Battle Mountain
80
Timber Creek
Fortitude Mine
Reona and Phoenix Projects
305
Slaven Canyon
Fish Creek

        In 2011, exploration drilling in the Battle Mountain Complex totaled 2,205 ft. (672 m). Work during 2011 also included extensive geologic mapping, soil and rock sampling. Results of this work identified two target areas, Medea and Lucky Strike, on our BMX property. Three holes were drilled on the Medea prospect at the end of 2011, with plans to drill on Lucky Strike in early 2012.

        The following table summarizes drilling at our Battle Mountain Complex during 2011 and 2010:

	2011	2010
Total Footage	2,205	2,355
Number of Holes	3	4
Exploration Reverse Circulation Drilling (ft.)	2,205	2,355

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

        New Pass and Squaw Creek.    In 2004, White Knight entered into an option agreement on the New Pass and Squaw Creek properties with Consolidated Odyssey Exploration Inc. ("Odyssey") whereby Odyssey may earn an initial 50% interest in each property. To earn this, Odyssey needs to provide cash payments to White Knight (which we acquired in 2007) of $500,000, 500,000 of its common shares per property (which have been paid) and spend $2,000,000 in exploration expenditures per property over a four-year period. Odyssey may earn an additional 10% interest in each property by financing the completion of a feasibility study. On September 30, 2005, Odyssey assigned all its rights under the option agreement to Iconic Minerals Ltd. (formerly Bonaventure Enterprises Inc.), a Canadian corporation ("Iconic"). Iconic alleges that its exploration expenditures reached the $2,000,000 earn-in mark during 2008 and the parties are currently investigating the formation of the joint venture. According to the original option agreement, Iconic will be the operator of the newly formed joint venture. Iconic did not complete the requirements to earn an additional 10% interest in the property.

Alaska

        On July 1, 2011, our Company and Select Resources Corporation, Inc. ("Select") signed a four-year Exploration Lease and Purchase Option Definitive Agreement (the "Definitive Agreement") with respect to the Richardson Mineral Project ("Richardson") in the Tintina Gold Belt of Alaska. Under the terms of the Definitive Agreement, we acquired an exploration lease for the Richardson project, and an exclusive option to purchase a 60% interest in the project and enter into a joint venture with Select, upon completion of $5 million in exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement. We may terminate the agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling, which is required during the first two years. Should we terminate the Definitive Agreement, Select will retain a 100% interest in Richardson. Select received a $200,000 option payment from us upon execution of the Definitive Agreement, and is entitled to $100,000 on each anniversary of the Definitive Agreement.

        The Richardson project is located 70 miles (115 km) southeast of Fairbanks, Alaska, and covers an area of approximately 52 square miles (136 sq. km). The property is immediately north of an all-weather paved highway that connects Fairbanks with the port of Valdez and the Yukon Territory. Numerous seasonal gravel roads access the southern and central part of the project. Industrial-scale public power facilities traverse the southern portion of the land package. The property is moderately hilly and consists of sub-Arctic forest of black spruce, white spruce, birch and aspen. Elevations range from approximately 1,000 ft (300 m) to 3,000 ft (900 m).

        The following graphic depicts the Richardson Project in Alaska:

        Historically, the Richardson District has been a producer of placer gold (est. since 1905) with some small lode gold production. Virtually all of the lode exploration has been conducted by or on behalf of Select between 1987 and 2005. Our focus is on discovering a new major intrusive-related gold system. Extensive field sampling and mapping, airborne geophysics, and three core holes were completed in 2011. The field program was suspended in early October 2011 due to the onset of winter, and is expected to resume in May 2012. Further core drilling is planned at that time. Analysis of the drilling results is ongoing.

        The following table summarizes drilling at the Richardson Project in Alaska during 2011.

2011
Total Footage	2,863
Number of Holes	3
Core Drilling (ft.)	2,863

Mexican Properties

        The Company has a property in Mexico, called the El Gallo Complex, which includes the El Gallo, Magistral, and Palmarito deposits in Sinaloa state. El Gallo was first discovered in 2008 by the Company's geologists. There was no recorded exploration or production from the area prior to that time. The Magistral Mine produced approximately 70,000 ounces of gold from 2002-2005 before it was shut down due to higher than anticipated operating costs and a lack of working capital. In late 2006, the Magistral mine was placed on a care and maintenance basis. The Palmarito Project was Sinaloa's largest producer of silver prior to 1950.

        Including the projects discussed above, we currently control mineral concessions of approximately 1,631 sq. miles (4,224 sq. km) located in the Mexican states of Sinaloa and Nayarit. We hold our interests through ownership of Pangea Resources Inc. which in turn holds 100% ownership of Compania Minera Pangea S.A. de C.V. ("Minera Pangea"). The titles are granted under Mexican mining law and are issued by Secretaria de Economía, Coordinación General de Mineria, Dirección General de Minas (Dirección de Minas).

        The following map depicts the location of the El Gallo Complex:

El Gallo Complex

        The El Gallo Complex is located in Sinaloa state, northwestern Mexico in Mocorito Municipality. Access to the El Gallo Complex is from the city of Culiacan via the four-lane Pacific Highway (Highway 15) for a distance of 60 miles (100 km) to the city of Guamuchil. There is a paved road from

Guamuchil to Mocorito, a distance of 12.5 miles (20 km). Our concessions are located approximately 2.5 miles (4.0 km) north of Mocorito.

        The El Gallo Complex is being developed in two phases. Phase 1 production is expected to average 30,000 ounces of gold per year, which will be discussed further below in the Magistral Mine Property. Phase 2, for which a feasibility study is expected to be published in mid-2012, is expected to contribute an additional 5 million ounces of silver and 5,000 to 10,000 ounces of gold per year.

        The key areas of work for Phase 2 are highlighted below:

  •
  Geotechnical drilling for pit slope stability and foundation work related to the mill, heap leach pad and tailings foundation has been completed.

  •
  Condemnation drilling to ensure that no mineralization exists beneath the planned facilities or other related infrastructure has been completed.

  •
  Surface rights, as the site layout is currently contemplated, have been secured for all resource areas and proposed facilities.

  •
  Testing for water sources to supply the operation began in December 13, 2011. Drilling of an aquifer with excess capacity and within the boundaries of the Company's surface rights continued in the first quarter of 2012. The aquifer is located in a "Free Zone" and no additional water rights are required.

  •
  Mill and heap leach engineering studies continue to be refined for final design. The last series of metallurgical test work is underway.

  •
  An updated resource model for the El Gallo and Palmarito deposits, which will include drilling up to November 1, 2011, is nearing completion. The updated resource is expected to be released this spring.

        The El Gallo Complex includes three primary areas containing mineralized material: El Gallo, Magistral and Palmarito.

El Gallo

        In July 2010, we completed an initial estimate of mineralized material at El Gallo. The estimate was prepared by Pincock, Allen & Holt ("PAH") in accordance with NI 43-101. PAH also completed a Preliminary Economic Assessment (the "El Gallo PEA") for the El Gallo Project (that also included Magistral and Palmarito) in February 2011. The complete text of the El Gallo PEA is available on SEDAR at www.sedar.com and on our website www.mcewenmining.com/Operations/El-Gallo-Construction. The El Gallo PEA also updated the El Gallo estimate to approximately 12.6 million tonnes of mineralized material with an average grade of 77 gpt for silver and 0.06 gpt for gold. El Gallo became a priority for the Company after high grade silver mineralization was discovered during the fall of 2008. Although there has been some minor prospecting in the area, there is no historic mining of any significance. The mineralization at El Gallo is mainly silver, with minor gold-lead-zinc.

        The El Gallo Project lies within two of our controlled concessions called Rocío Fracción A and Pangea (see map below). These concessions have an area of 86,764 acres and 3,946 acres respectively. We control all the properties immediately surrounding El Gallo.

        An annual lease agreement for surface access is currently in place between Minera Pangea and certain of our employees who hold the surface rights. These lease agreements provide for access and site preparation to accommodate exploration activities and drilling. The employees who hold the surface rights have commenced the required legal process to convert the land into private ownership so it can be sold to us. We are not required to make any additional payments, as the purchase price was agreed to and paid at the time of the lease agreements. Although the agreements cover a large area around the project there can be no assurances that additional surface rights will not be required.

        The El Gallo PEA focused on a development plan involving surface mining from various locations and having the ore processed at a central facility, with an estimated total mill capacity of 6,000 tons per day. Lower grade ore would be processed at approximately 3,250 tons per day by crushing and heap leaching. The El Gallo PEA estimated average mine production of 5.0 million ounces of silver and 50,245 ounces of gold annually during a six year mine life. The El Gallo PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineralized material under SEC Guide 7. Investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically. At this time, there is no certainty that the preliminary assessment and economics estimated in the El Gallo PEA will be realized.

        Exploration work completed in 2011 at El Gallo consisted mainly of core and conventional rotary drilling. The 2010 drilling program was purely focused on resource expansion, whereas, portions of the 2011 work was dedicated to confirm mineralization in inferred resource categories and also increase the drilling density for a NI 43-101 reserve calculation. A total of 15,613 (2010-813) soil samples and 8,425 (2010-1,521) rock samples were taken at the El Gallo Project during 2011. Drilling at El Gallo totaled 153,311 ft. (46,729 m) in 2011 (2010-139,443 ft. or 42,502 m). Our drilling results for 2011 are available on our website www.mcewenmining.com/NewReleases.

        The most significant core intercepts are highlighted below:

Hole Number	Silver	Length	From	Silver	Length	From
	(gpt)	(m)	(m)	(opt)	(ft)	(ft)
GAX-247	75.3	22.2	69	2.2	72.8	226.4
GAX-264	150	4.6	0	4.4	15.1	0
GAX-285	515.6	3.2	42.6	15	10.5	139.8
GAX-271	76.9	21.8	45.7	2.2	71.5	149.9
GAX-275	115.9	9.5	111.5	3.4	31.2	365.8
GAX-277	132.4	9.1	119.9	3.9	29.9	393.4
GAX-278	423	3.5	110.5	12.3	11.5	362.5
GAX-296	149	7.2	27.3	4.3	23.6	89.6
GAX-280	126.3	21.4	23.6	3.7	70.2	77.4
GAX-300	191.4	17.7	76.8	5.6	58.1	252
GAX-317	210.4	3.4	57.2	6.1	11.2	187.7
GAX-349	180.4	72.4	0	5.3	237.5	0
GAX-351	168.1	36.6	0	4.9	120.1	0
GAX-374	461.7	11.3	64.7	13.5	37.1	212.3
GAX-380	727.7	2.7	19.1	21.2	8.9	62.7

        El Gallo occurs within the Pie de la Sierra physiographic province of the Sierra Madre Occidental Range, which is part of a late Jurassic to middle Cretaceous volcanic-arc. Tertiary volcanic and volcaniclastic rocks overlay Paleozoic and Mesozoic metamorphic rocks which may be locally cut by Cretaceous intrusive rocks.

        The dominant rock type in the region is andesitic volcanic rocks. These are cut by intrusions of late Cretaceous-early Tertiary age, ranging from tonalite to granodiorite in composition. Principal host rocks at El Gallo are early Tertiary andesites, andesite tuffs, and andesite porphyries. The oldest rocks seen in outcrop are Cretaceous in age. These include locally fossiliferous limestones, sandy limestones, and limy sandstones that crop out to the south and northwest of El Gallo, where they are altered to garnet-epidote skarn with very local tremolite-actinolite skarn.

        The Cretaceous calcareous rocks are overlain discordantly by a thick package of andesitic rocks of Middle Cretaceous age. The sequence is composed of coarse-grained andesite flows (turkey track), fine-grained andesite porphyry flows, aphanitic andesite flows and andesite lithic tuffs. Coarse-grained granite-granodiorites of the Laramide Sinaloa Batholith intrude both Cretaceous sequences. The Cretaceous sedimentary and volcanic rocks, as well as the lower Tertiary volcanics, are also locally cut by younger dikes of quartz-eye rhyolitic porphyry, quartz monzonite porphyry, and fine-to-medium grained diorite stocks that are of a later stage than the main batholith, possibly of lower Tertiary age.

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

        Various environmental permits, which are issued by Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT") are required in order perform exploration drilling in Sinaloa state, Mexico. Permitting requirements are dependent upon the level of disturbance. Exemptions can generally be obtained if drilling occurs in areas where no new disturbance will occur and vegetation will not be removed (agricultural areas, dirt roads, previously mined sites). If drilling occurs on previously undisturbed land and vegetation will be removed, an Environmental Impact Study and Land Use Change are required. Each of the areas where we are currently conducting exploration drilling has the required permit or exemption.

        Currently, El Gallo is only permitted for exploration and no mining permits have been approved. We have initiated a number of baseline studies in order to prepare an MIA for the project, which includes the study of flora, fauna and forestry, geotechnical study of pit slope stability, determination of water quality before mining and a hydrogeological study of the project area. The geotechnical study is being performed by Itasca Inc. and SRK Consulting in Denver Colorado. All other baseline studies are currently being carried out by Heuristica Ambiental, environmental consultants.

        There is a net smelter return ("NSR") royalty on both El Gallo and the Magistral Mine Property, based upon the quantity of gold or gold equivalent produced by the project. This NSR was previously held by IAM GOLD, but was subsequently sold to an unaffiliated third party in December 2011. For production up to 30,000 ounces, a 1.5 percent royalty is due. For production between 30,000 and 350,000 ounces, a royalty of 3.5 percent is required. Above 350,000 ounces the royalty drops to 1 percent. Since Magistral has already produced more the 70,000 ounces of gold the 1.5 percent royalty is no longer in effect and production up to the 350,000 ounces will be subject to the 3.5 percent royalty rate.

Magistral Mine Property

        In November 2010, an estimate of mineralized material was completed by PAH in accordance with NI 43-101. The report estimates approximately 10.4 million tonnes of mineralized material with a grade of 1.50 gpt of gold.

        The mineralization at the Magistral Mine Property is classified as a low-sulfidation epithermal gold-silver mineral system. The presence of biotite and K-feldspar, the lack of clay minerals, and the overprint of biotite by chlorite indicate that these veins were formed deep in the epithermal system. The main alteration assemblages consist of quartz-chlorite/biotite-hematite, and minor sulphides.

        Mineralization within the various deposits of the Magistral Mine Property mine area is generally very similar, with the individual structural zones consisting of quartz stockwork, breccia, and locally quartz vein mineralization occurring within sheared, broken, and propylitically altered volcanic rocks.

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

        The Magistral Mine Property includes infrastructure associated with heap leach operations at the mine site and is currently used as our base for exploration. Infrastructure at Magistral includes offices and process buildings, as well as a heavy equipment maintenance shop and warehouse. An in-house laboratory has the capacity for fire assays as well as atomic absorption, and includes a simple metallurgical testing facility. Telecommunications are provided by a microwave system that supplies modern telephone and internet service.

        In October 2006, the mine was placed on care and maintenance. In August 2011, the Company announced it had approved Phase 1 construction in order to bring the Magistral Mine back into production by mid-2012. Phase 1 is presently permitted for production and all surface agreements are in place. Historical production from this area totaled 70,000 ounces of gold between 2002 and 2005. Phase 1 will focus on the permitted gold deposits at the project and is expected to produce 30,000 ounces of gold per year after initial ramp up.

        In order to reduce capital expenditures, we will engage contractors to perform the mining and crushing functions. Below are three key areas we are focusing on during Phase 1 construction:

          Crushing Plant— Currently we are upgrading our crushing plant, which once completed, we expect will process 3,000 tonnes of ore per day. Three-stage crushing will be used in order to achieve optimum gold recovery. Gold recoveries from the heap leach pad are expected to average 65% over the mine life.

          Process Plant— Engineering for the ADR process plant, which we expect will produce gold and silver doré, has been completed. The plant is expected to be fully constructed by 2012.

          Mining Fleet— New or slightly used equipment has been contracted for production. All equipment has been shipped to site and assembled. A total of six 100 tonne haul trucks, two front-end loaders, two bulldozers, one production blast hole drill, and one road grader have been secured. Currently pre-stripping and stockpiling of ore is underway.

        The following map depicts the key mineralized areas at the Magistral Mine Property and surface facilities

Ponds
and
Plant
SAMANIEGO
Offices
Crusher
SAN RAFAEL
LUPITA
SAGRADO CORAZON
EL GALLO
DISTRICT
Area enlarged
Guamuchil
Km
0 5 10
Miles
0 5 10
Magistral Mine Mineralized Areas
Pit Outlines
Mineralized Areas
Meters
0 250 500
Feet
0 750 1,500
N
216000
216500
217000
2838000
2837000
2836500
2836000
2835500

        An annual lease agreement currently exists with a number of surface rights owners that provides for access and site work for mining activities. No liabilities currently exist for land usage. Although the agreements cover a large area around the project there can be no assurances that additional surface rights will not be required.

        On December 6, 2001, we received an Environmental Mining Permit for Magistral. The MIA was prepared by the environmental consulting firm, Soluciones de Ingeniería y Calidad Ambiental,

S. A. de C. V. (SICA). The Environmental Mining Permit has 69 conditions that we must follow. Condition examples include groundwater quality monitoring at four points, recycling of used oil and the development of an Accident Prevention Plan. The permit expires June 2013. We are currently preparing a request to extend this permit. We believe the permit will be extended based on our prior experience in 2009 when the permit was extended to its current date. Minera Pangea holds permits (Permit #: 3445—Sinaloa) for explosive purchase and use at Magistral. This permit is renewed on an annual basis. A quarterly permit is also issued by the local Sinaloa military authority for the buying and transporting of explosives. In addition, the President of the local municipality must approve the use of explosives at the site. We are currently submitting an application to have the Magistral explosive permit extended to El Gallo and Palmarito.

Palmarito Project

        Palmarito is one of Sinaloa's major historic producers of silver. Total production is estimated to be 15,300,000 ounces of silver and 49,250 ounces of gold from open pit and underground workings before mining ceased in 1950.

        During 2008, we signed an option agreement to buy 100% of a third party concession containing 0.5 sq. miles (1 sq. km) in the Palmarito area. The exercise of the option brought the immediate project area to a total of approximately 3 sq. miles (8 sq. km). The option agreement provides us with the right to purchase the 2% NSR royalty for $1 million during the term of option agreement and up to 12 months thereafter. The NSR primarily impacts the mineralized material contained in the historic tailings.

        During 2011, 203 core holes were drilled for a total of 88,891 ft (26,088 m) (2010—8,817 ft. (2,687 m)) with the objective of identifying and confirming additional mineralized zones. An NI 43-101 compliant technical report was completed at the Palmarito Project by PAH in December 2008 and updated in November 2010. The most recent report estimates that mineralized material for the Palmarito consists of 3.7 million tonnes of material with an average grade of 71 gpt of silver and 0.14 gpt of gold.

        The following map depicts the concessions that are 100% owned by McEwen Mining and those where the Company has an option to earn a 100% interest at Palmartio:

        Palmarito is a low-sulfidation, epithermal silver deposit. Known mineralization at Palmarito occurs as a silicified breccias zone which occurs along or near the intrusive contact between andesitic volcanic rocks and an interpreted rhyolite dome. Here the structures forming the contact strike roughly E-W and N-S. Near surface, these structures are mineralized, forming a horseshoe-shaped zone which wraps around the margin of the dome. Commonly, strongly silicified and stockwork-veined andesite occurs below the breccias. Breccia consists of strongly silicified clasts in a matrix of either fine-grained, white-grey silica or brown-red hematite.

Other Exploration Areas

        During 2011, we drill-tested a number of prospective exploration targets throughout the El Gallo district, which resulted in the discovery of four new veins. Three veins: Los Mautos, Mina Grande, and

Haciendita were all located 6 miles (10 km) north of El Gallo, and the fourth vein, San Dimas, is located 6 miles (10 km) south of El Gallo. Sample drill results from these areas are shown below:

Los Mautos Vein

  •
  LMX-004: 0.7 gpt gold and 273.6 gpt silver over 10.5 m

Mina Grande Vein

  •
  MGX-001: 2.1 gpt gold and 1,325.1 gpt silver over 1.2 m

  •
  MGX-007: 18.3 gpt gold and 235 gpt silver over 0.7 m

Haciendita Vein

  •
  HCX-006: 2.1 gpt gold and 31.1 gpt silver over 16.4 m

  •
  HCX-009: 1.0 gpt gold and 16.4 gpt silver over 34.1 m

  •
  HCX-019: 2.1 gpt gold over 28.9 m

San Dimas Vein

  •
  SDX-002: 1.61 gpt gold and 81 gpt silver over 18.5 m

  •
  SDX-004: 1.10 gpt gold and 39.7 gpt silver over 23.5 m

  •
  SDX-008: 1.89 gpt gold and 67 gpt silver over 20 m

Recently Acquired Properties—Argentina

        Below is a brief summary of all the properties we acquired in January 2012 in connection with the acquisition of Minera Andes.

        Minera Andes holds mineral rights and applications for mineral rights covering approximately 944 square miles (2,445 sq. km) in Argentina. Minera Andes' principal assets consist of:

  •
  a 49% interest in Minera Santa Cruz ("MSC"), which owns and operates the San José Mine, an operating silver-gold mine in Santa Cruz Province, Argentina, covering 195 square miles (505 sq. km) (not included in the square miles and sq. km noted above);

  •
  a 100% interest in the Los Azules Copper Project, a porphyry copper exploration project in San Juan Province, Argentina; and

  •
  a portfolio of exploration properties in the prospective Deseado Massif region of Southern Argentina.

San José Property and San José Mine

Overview and history

        The San José property is located in the District of Perito Moreno, in Santa Cruz, Argentina, lying approximately between latitude 46°41'S and 46°47'S and longitude 70°17'W and 70°00'W. The San José Mine located on the property is by air 1,087 miles (1,750 km) south-southwest of Buenos Aires and 143 miles (230 km) southwest of the Atlantic port of Comodoro Rivadavia. The town of Perito Moreno is approximately 19 miles (30 km) west of San José. The San José property covers a total area of approximately 195 square miles (505 sq. km).

        The Property was acquired by Minera Andes in 1997, following completion of a regional structural study and prospecting program. Based on these results, Minera Andes embarked on an exploration program from 1997 to 2001, which led to the discovery of the silver and gold bearing Huevos Verdes and Saavedra West Zones. In March 2001 (and subsequently amended by agreements dated May 14, 2002, August 27, 2002, September 10, 2004, and September 17, 2010), an option and joint venture agreement ("OJVA") was signed between Minera Andes (49%) and Hochschild (51%). Under the terms of the OJVA, Hochschild acquired a majority interest in the property and title to the San José Property and San José Mine is held by Minera Santa Cruz, S.A. ("MSC"), the holding and operating company set up under the terms of the OJVA.

        In October 2005, MSC completed a bankable feasibility study that led to the development of the San José Mine as an underground mine. In March 2006, an environmental impact assessment, the primary document for permitting the San José Mine, was approved by the Province of Santa Cruz and a final decision was made to place the San José Mine into production. Pre-commissioning production commenced at the San José processing facility during the second half of 2007 and full commercial production of 750 metric tonnes per day was reached in the first quarter of 2008. Before achieving commercial production, MSC initiated a project to double the capacity of the San José processing facility to 1,500 metric tonnes per day which was completed in October 2008. In March 2009, construction of a 130 kilometer 132 kV electric transmission line was completed to connect the San José Mine processing facility to the national power grid.

Production

        The San José processing plant is composed of conventional crushing, grinding and flotation circuits. Approximately half of the silver-gold flotation concentrate is processed in an intensive cyanide leaching circuit with the dissolved gold recovered by electrowinning of a clarified solution following by smelting to produce a doré bullion. The balance of the flotation concentrate is filtered and shipped to a smelter. Flotation and leached tailings are stored in side-by-side engineered, zero discharge facilities. A dedicated Merrill Crowe process has been installed to recover small amounts of gold and silver in the leached tailings pond water and discharge.

        Production at the mine on a 100% basis as reported to us by MSC is as follows for the past three years:

Production	2011	2010	2009
Ore production (metric tons)	462,825	461,134	460,972
Average head grade-silver (g/t)	444	397	396
Average head grade-gold (g/t)	5.86	6.14	6.23
Silver produced (ounces)	5,870,000	5,324,000	4,998,000
Gold produced (ounces)	80,950	84,300	77,070
Net silver sold (ounces)	6,087,000	5,169,700	5,072,000
Net gold sold (ounces)	82,400	83,300	77,220

Reserves

        The following is the reserve information calculated by Hochschild for the San José Mine as at December 31, 2010 and therefore does not account for 2011 production. The 2010 information is the most recent available to us.

        These figures, reported on a 100% basis, were prepared by Hochschild and audited by P&E Mining Consultants Inc. whose report dated August 8, 2011, concluded that the reserve estimates for the San José Mine prepared by Hochschild at December 31, 2010 provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy, NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM") best practices. However, the mineral reserve estimate prepared in accordance with the aforementioned standards was not prepared in accordance with SEC Industry Guide 7. The mineral reserve was estimated using metal prices of $900 per ounce of gold and $15 per ounce of silver with a marginal revenue cut-off of $68.43 per tonne. AgEq is calculated as 1oz Au. = 60 oz. Ag. Refer to "CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES"

Property	Category	Tonnes (1,000)	Ag (g/t)	Au (g/t)	AgEq (g/t)	AgEq (Moz)
San José	Proven	713,000	511	7.26	947	21.71
	Probable	756,000	394	5.45	721	17.52
	Proven & Probable	1,469,000	451	6.33	831	39.23

Los Azules Copper Project

        Los Azules is a 100% owned advanced-stage porphyry copper exploration project located in the cordilleran region of San Juan Province, Argentina near the border with Chile. Located at approximately 31o 13'30" south latitude and 70o 13'50" west longitude, Los Azules is 4 miles (6 km) east of the Chilean-Argentine border. It is accessible by road except seasonal closures in winter and the elevation at site ranges between 11,500 feet—14,750 feet (3,500 m—4,500 m) above sea level.

        The deposit is located on a copper porphyry belt host to some of the world's largest copper mines and Los Azules represents a traditional porphyry copper system. The upper part of the system consists of a barren leached cap, which is underlain by a high-grade secondary enrichment blanket, and the primary mineralization below the secondary enrichment zone extends to at least 650 meters, which is the depth of the deepest holes drilled to date.The property encompasses 80 square miles (206 sq. km) and surrounds a large alteration zone that is approximately 5 miles (8 km) long by 1.2 miles (2 km) wide.

        Drilling programs have been undertaken at Los Azules between 1998 and 2011 by three different mineral exploration companies: BMG, MIM Argentina (now Xstrata) and Minera Andes. Drilling, including early reverse circulation programs, focused on gold exploration and subsequent diamond drilling for porphyry style copper mineralization. Drilling conditions are difficult especially in faulted intersections or in areas of unconsolidated surface scree/talus. Due to snow conditions on two mountain passes on the access road to the site, seasonal exploration typically commences in November and terminates in April or May. From 1998 to 2011, a total of 127 drill holes and 116,083 ft. (35,382 m) were drilled on the property.

        The following map illustrates the Los Azules Copper Project as well as our other properties in the Province of San Juan:

Other Mineral Properties

        In addition to the San José Mine, the Company owns a 100% interest in numerous exploration properties located in the Province of Santa Cruz where generally limited exploration has been performed. The following map illustrates the properties in Santa Cruz:

Deseado Massif

ITEM 3.    LEGAL PROCEEDINGS

        The following is a summary of the litigation involving our Los Azules Project. The Los Azules Project was acquired by McEwen Mining in January 2012 as part of the acquisition of Minera Andes Inc. Minera Andes Inc. is now an indirect wholly-owned subsidiary of McEwen Mining.

        The Los Azules properties are located in the high Andes within the San Juan region of Argentina. Minera Andes has held exploration and mineral exploitation rights to properties in the Los Azules region (the "Minera Andes Properties") since the late 1990s. In the early 2000s, the exploration and exploitation rights to the properties north of the Minera Andes Properties (the "Solitario Properties") were held by Solitario, a wholly-owned subsidiary of TNR Gold, a junior mining company based in Vancouver, British Columbia, Canada.

        The Los Azules litigation consists of two actions, both commenced in the Supreme Court of British Columbia, Canada as follows:

  a)
  TNR Gold Corp. and Solitario Argentina S.A. [Plaintiffs] v. MIM Argentina Exploraciones S.A., Minera Andes Inc., Minera Andes S.A., Los Azules Mining Inc. and Andes Corporacion Minera S.A. [Defendants] (Court File No. S-084670, Vancouver Registry) initiated June 30, 2008. Minera Andes was joined as a Defendant in this proceeding in September 2010.

  b)
  Minera Andes S.A., Minera Andes Inc., Los Azules Mining Inc. and Andes Corporacion Minera S.A. [Plaintiffs] v. TNR Gold Corporacion and Solitario Argentina S.A. [Defendants] (Court File No. VLC-S-S-102992) initiated April 1, 2010.

        While the proceedings were commenced separately, these proceedings are in the process of being consolidated, and the pleadings amended, so that all issues will be heard together under a newly assigned case management judge anticipated to be in November 2012. The following is a summary of the claims made by the plaintiffs in respect of these actions.

        There are essentially four issues raised by the Los Azules litigation which can be generally described as follows:

  a)
  The Expenditure Requirement Issue.    Whether or not Xstrata Copper made the development expenditures required for the proper exercise of the option agreement between Xstrata and Solitario (the "Xstrata-Solitario Option Agreement"), whether or not Minera Andes or its subsidiaries engaged in intentional interference with economic relations pertaining to those expenditures, and what remedies, if any, flow as a result. TNR asks, among other things, for an order that the Solitario Properties be conveyed to it;

  b)
  The Back-in Right Issue.    Whether or not Solitario has a contractual 'back-in' right to purchase a 25% equity position in the Solitario Properties currently owned by Minera Andes pursuant to the Xstrata-Solitario Option Agreement or as that Agreement may be rectified by the court. If a 'back-in' right exists and it cannot be performed, TNR seeks damages;

  c)
  The Waiver Issue.    Whether TNR can waive the requirement that a feasibility study be completed prior to its having the right to 'back in' to 25% of the equity of the Solitario Properties. If the requirement for a feasibility study could be waived, but the 'back-in' right can no longer be performed, TNR seeks damages as an alternative remedy. Otherwise, TNR seeks performance of the 'back-in' right; and

  d)
  The Escorpio IV Issue.    Whether or not a certain property described as 'Escorpio IV' was included in the property optioned by Xstrata under the Xstrata-Solitario Option Agreement.

        The following is a summary of the Los Azules dispute:

  •
  The Los Azules project was, until the fall of 2009, subject to an option agreement between Xstrata and Minera Andes.

  •
  In the fall of 2009, Xstrata elected not to exercise its option to back-in to the Solitario Properties and subsequently transferred all properties then held by Xstrata (and forming part of the Los Azules project) to Minera Andes. Minera Andes is now of the position that it owns 100% of the Los Azules project including the Solitario Properties.

  •
  The Solitario Properties formerly held by Xstrata and transferred to Minera Andes following the termination of the option agreement remain subject to the Xstrata-Solitario Option Agreement.

  •
  The Xstrata-Solitario Option Agreement provided that Solitario had the right to back-in up to 25% of the Solitario Properties, exercisable by Solitario upon the satisfaction of certain conditions within 36 months of Xstrata exercising its option, including the completion of a feasibility study. The 36-month time limit was not included in an earlier letter of intent which precedes the Xstrata-Solitario Option Agreement.

  •
  The 36-month period following the exercise of the option expired on April 23, 2010 and no feasibility study had been completed on the Los Azules project and Minera Andes is of the position that Solitario's back-in right also expired on April 23, 2010.

  •
  Expenditure Requirement Claim.  As a condition of exercising the option under the Xstrata-Solitario Option Agreement, Xstrata was required to make five option payments over a five-year period. In addition, Xstrata was also required to spend a total of $1 million in exploration expenditures in respect of the Solitario Properties. TNR now disputes that the expenditure obligation had been met and, therefore, that the option was properly exercised. In May 2011, TNR was granted leave by the Supreme Court of British Columbia to amend its pleadings to include a new cause of action related to whether Xstrata met the expenditure requirements under the Xstrata-Solitario Option Agreement so as to properly exercise the option over the Solitario Properties on April 23, 2007. More specifically, TNR claims that Xstrata never incurred the necessary expenditures to entitle it to exercise the option because some of the expenditures, particularly those related to drilling activity were not located on the Solitario Properties, but instead were located on the property to the south. Minera Andes rejects TNR's claim that insufficient expenditures were made. As part of this claim, TNR seeks the following relief:

  •
  A declaration that the exercise of the option by Xstrata was a nullity;

  •
  A constructive trust in favor of Solitario as constructive trustee over the Solitario Properties;

  •
  An order that Minera Andes take all necessary steps to transfer ownership of the Solitario Properties to Solitario; and

  •
  Damages against Minera Andes for breach of contract and intentional interference with Solitario's economic relations.

  •
  Back-In Claim.  TNR amended its claim in August 2008 to assert that the above back-in right is not subject to the 36-month timeline that appears in the executed Xstrata-Solitario Option Agreement. In fact, TNR claims the 36-month limit was never the commercial intention of the parties as the 36-month limit was not included in the original letter of understanding between the parties which was subsequently superseded by the formal Xstrata-Solitario Option Agreement. In particular, TNR claims that the 36-month requirement was added by Xstrata, overlooked by TNR (and its lawyers) and not discovered until November 2007, all while Xstrata made payments on their option. As part of this claim, TNR seeks:

  •
  rectification of the Xstrata-Solitario Option Agreement to make the back-in right accord with the letter of understanding; a declaration that such rectification is enforceable as against Minera Andes;

  •
  a declaration that the 36-month restriction is unenforceable for want of consideration;

  •
  damages for breach of the implied term that Xstrata, and later Minera Andes, would exercise best-efforts to complete a feasibility study within 36 months of Xstrata exercising its option; and

  •
  a declaration that Solitario is entitled to waive completion of a feasibility study and that its April 23, 2010 back-in notice is valid and enforceable.

  •
  Waiver Claim.  In addition, on April 23, 2010, Solitario a delivered notice of exercise of the back-in right and waiver of the condition of the completion of the feasibility study and claimed that it had the right to back-in to the Solitario Properties prior to the expiry of the option period on the basis that they could waive the requirement that a feasibility study be completed.

  •
  Escorpio IV Claim.  TNR filed a claim on June 30, 2008 in relation to the ongoing unresolved claim against Xstrata as to whether or not Escorpio IV is included in the properties subject to the Xstrata-Solitario Option Agreement. Minera Andes has publicly disclosed that the current resource estimates for the Los Azules project are not located on Escorpio IV, and that the current intention is to locate certain mine infrastructure on Escorpio IV. Minera Andes is currently entitled to the surface rights in respect of Escorpio IV. TNR is of the position that Escorpio IV is not part of the Xstrata-Solitario Option Agreement and that it has retained ownership of this claim.

        If TNR is successful in any of its claims against Minera Andes, this could have a significant and material negative impact on the ability of McEwen Mining to further develop and value of the Los Azules Project.

        Other than the above, we are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    MINE SAFETY DISCLOSURES

        As we have no mines located in the U.S. or any of its territories, the disclosure required by this Item is not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On January 24, 2012, our common stock commenced trading on the NYSE and TSX, under the symbol "MUX", subsequent to the completion of the acquisition of Minera Andes. Prior to that, our common stock traded on the NYSE under the symbol "UXG". McEwen Mining—Minera Andes Canadian Acquisition Corp. exchangeable shares are traded on the TSX, under the symbol "MAQ". US Gold Canadian Acquisition Corporation exchangeable shares are traded on the TSX, under the symbol "UXE".

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by the NYSE and NYSE Amex during the relevant time from January 1, 2010 to December 31, 2011 and TSX from January 1, 2010 to December 31, 2011. On November 2, 2010, our common stock commenced trading on the NYSE.

	NYSE		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2011
First Quarter	$9.00	$5.81	$8.75	$5.81
Second Quarter	9.87	5.31	9.44	5.26
Third Quarter	7.18	3.78	6.86	3.89
Fourth Quarter	4.98	2.93	5.04	3.05

	NYSE		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2010
First Quarter	$—	$—	$3.05	$2.16
Second Quarter	—	—	5.63	2.77
Third Quarter	—	—	5.69	4.49
Fourth Quarter (beginning November 2, 2010)	8.17	5.13	8.13	4.86

	NYSE Amex
	High	Low
Year Ended December 31, 2010
First Quarter	$2.98	$2.02
Second Quarter	5.44	2.72
Third Quarter	5.52	4.25
Fourth Quarter (up to November 1, 2010)	5.47	4.72

        As of March 6, 2012, there were outstanding 157,393,108 shares of our common stock, which were held by approximately 6,261 stockholders of record.

        As of March 6, 2012, there were outstanding 2,531,929 2007—exchangeable shares, which were held by approximately 64 holders of record. The exchangeable shares are exchangeable at the option of the holders into our common stock on a one-for-one basis.

        As of March 6, 2012, there were outstanding 107,947,680 2012—exchangeable shares, which were held by approximately 52 holders of record. The exchangeable shares are exchangeable at the option of the holders into our common stock on a one-for-one basis.

Transfer Agent

        Computershare Investor Services is the transfer agent for our common stock. The principal office of Computershare is 350 Indiana Street, Suite 800, Golden, Colorado 80401 and their telephone number is (303) 262-0600 and the transfer agent in Canada and transfer agent for the 2007—exchangeable shares and the 2012—Exchangeable shares is Computershare Investor Services at 100 University Ave., 9th Floor, Toronto ON, M5J 2Y1 and their telephone number is 1-800-564-6253.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,869,667		$3.24	1,362,638
Equity compensation plans not approved by security holders	394,593	(1)	$4.90	—

TOTAL	4,264,260			1,362,638

(1)
In connection with certain acquisitions completed in 2007, we assumed stock options covering 812,918 shares of our common stock. Following the exercise of 170,125 options during 2007, expiration of 34,500 options during 2008, exercise of 143,625 options during 2010, and exercise of 70,075 options during 2011, a total of 394,593 options remain exercisable at December 31, 2011.

        The options that we assumed in connection with the 2007 acquisitions were not approved by our security holders. These options are exercisable at prices ranging from C$4.30 to C$6.70 and expire on dates from 2014 to 2017. The weighted average exercise price of these options reflects the original exercise price of the options, modified to reflect the exchange ratios associated with the acquisitions. We are not authorized to issue any additional options under any of these plans.

        On January 19, 2012, shareholders approved an amendment to McEwen Mining's Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 9,000,000 to 13,500,000 shares. We also assumed additional options at that time.

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2011 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2006 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 12/31/2006)

	December 31,
	2006	2007	2008	2009	2010	2011
McEwen Mining Inc.	$100	$59	$18	$49	$160	$73
NYSE Arca Gold Bugs Index	$100	$121	$89	$127	$170	$147
NYSE Composite Index	$100	$107	$63	$79	$87	$82

ITEM 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected historical financial data about our Company for the last 5 years. The data has been derived from our audited consolidated financial statements for the years indicated. The information in the table does not reflect the acquisition of Minera Andes effective January 2012. You should read this data in conjunction with the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained herein. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2011	2010		2009		2008		2007
	(in thousands, except per share)
Operating data
Net loss from operations	$(60,185)	$(35,783)	(3)	$(35,759)	(2)	$(130,384)	(1)	$(32,293)
Other income (expenses)	(1,867)	694		1,685		(1,573)		3,426
Net loss	(61,872)	(33,091)	(3)	(27,698)	(2)	(131,111)	(1)	(28,546)
Basic and diluted loss per share	$(0.45)	$(0.27)		$(0.25)		$(1.36)		$(0.35)
Weighted average number of shares	137,046	121,987		112,224		96,641		81,955

	As at December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance sheet data
Cash and cash equivalents	$13,416	$6,818	$27,690	$10,300	$30,929
Short-term investments	3,933	—	12,946	—	—
Marketable equity securities	1,480	4,576	11	13	287
Gold and silver bullion	22,810	4,569	2,760	—	—
Property and equipment, net	11,772	4,391	2,888	5,187	5,547
Mineral property interests	245,454	235,153	239,858	255,813	258,121
Goodwill	—	—	—	—	107,017
Other assets	11,490	6,118	5,826	6,364	6,768

Total assets	$310,355	$261,625	$291,979	$277,677	$408,669

Current liabilities	$6,124	$3,680	$1,849	$1,278	$987
Deferred income tax liability	78,786	78,573	80,572	87,341	88,187
Other long-term liabilities and deferred gain	6,141	6,092	6,332	5,864	5,574
Shareholders' equity	219,304	173,280	203,226	183,194	313,921

Total liabilities and shareholders' equity	$310,355	$261,625	$291,979	$277,677	$408,669

(1)
Includes a non-recurring, non-cash expense of $107,017 relating to the write down of the goodwill in 2008.

(2)
Includes a non-cash expense of $16,580 relating to the write-off of mineral property interests and equipment in 2009.

(3)
Includes a non-cash expense of $5,878 relating to the write-off of mineral property interests in 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition at December 31, 2011 and compares it to our financial condition at December 31, 2010. The discussion also summarizes the results of our operations for the years ended December 31, 2011, 2010 and 2009, and compares each year's results to the results of the prior year.

Plan of Operation

General

        With the completion of the acquisition of Minera Andes Inc. on January 24, 2012, our focus for 2012 will be achieving a successful build and startup of Phase 1 gold production at the El Gallo Complex in Mexico, advancing the permitting effort for the Gold Bar Project in Nevada, continued exploration drilling at the Los Azules Project in San Juan, Argentina, and initiating new reconnaissance drilling and exploration initiatives in Santa Cruz, Argentina. We are the 49% owners of Minera Santa Cruz S.A.("MSC"), which holds title in Argentina to the San José Mine; for 2012 their focus is on optimizing production and controlling operating costs while significantly increasing exploration efforts. Our estimated production for the Company in 2012, on an attributable basis, is 2.6 million ounces of silver and 49,000 ounces of gold. This estimate excludes production from San José during the first 24 days of 2012 until our acquisition of Minera Andes was completed.

Mexico

        During the first half of 2012, we expect to complete the infrastructure upgrades and installations required to begin Phase 1 gold production at our El Gallo Complex, including the heap leach pad, Adsorption-Desorption-Recovery ("ADR") processing plant, assay lab, and crushing circuit at a total budgeted cost of $15 million, of which $3.1 million was spent in 2011 and the remainder will be spent during the first half of 2012. We anticipate that the mine will be operational at the end of the second quarter. The expected production rate for Phase 1 is 30,000 ounces of gold annually with estimated production for 2012 of 10,000 ounces.

        The exploration budget for 2012 for El Gallo Complex and other properties is $7 million.

        Technical work and resource modeling will continue on Phase 2 development at the El Gallo Complex and we expect to submit permit applications to the Mexican authorities during the second half of 2012. We expect the environmental review process to take approximately one year. Area and regional exploration efforts will continue throughout 2012. We have budgeted $5 million towards Phase 2 development in 2012.

United States

        We expect to continue to advance the Gold Bar Project through the permitting process during 2012. Exploration drilling is expected to take place at Tonkin, Limo and other areas in Nevada, as warranted. Further reconnaissance sampling and mapping will continue on our other Nevada properties. We anticipate resumption of the core drilling program at the Richardson Project in Alaska during in spring 2012, as weather permits. The drilling budget for United States for 2012 is $5 million.

Argentina

        The focus at the Los Azules Project will be a core drilling exploration program which began during the first quarter of 2012 and will continue until winter arrives at the project site approximately in May and will resume again in the Argentine springtime in the fourth quarter of the year. The drilling efforts are split between infill drilling to upgrade the confidence of the known mineralized material and to target new areas of mineralization, especially to the southwest side of the known deposit where we are targeting geophysical anomalies detected during geophysical surveys completed by Minera Andes in 2010. We have budgeted $12 million towards exploration at the Los Azules Project for 2012.

        We will conduct a thorough review of our 100% owned properties in Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets. We have budgeted $5 million towards exploration in Santa Cruz.

        At the San José Mine, we expect 2012 production, on a 100% basis, to be approximately 5.7 million ounces of silver and 85,000 ounces of gold which would be generally consistent with production rates over the past two years. As agreed with our joint venture partner, Hochschild Mining plc, exploration both at the San José Mine and the surrounding joint venture property area will increase significantly in 2012 with a total budget of over $14 million to be spent on drilling. Approximately half of this amount will be spent on brownfield drilling to locate new areas of mineralization.

Liquidity and Capital Resources

        As of December 31, 2011, we had working capital of $41.8 million, comprised of current assets of $47.9 million, including $22.8 million of gold and silver bullion, and current liabilities of $6.1 million. This represents an increase of approximately $28.3 million from the working capital of $13.5 million at fiscal year end December 31, 2010. At December 31, 2011, the fair value of our gold bullion exceeded its book value by approximately $1.7 million. For the year ended December 31, 2011, an impairment of $3.4 million was recorded for our silver holdings due to fair value being lower than the carrying value.

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

        With the acquisition of Minera Andes on January 24, 2012, our working capital available during 2012 increased by approximately $44.6 million, including a dividend receivable from MSC of $9.4 million, which was received in February 2012. We expect to receive further dividends from MSC during 2012, although the timing and amount of those dividends will depend upon silver and gold prices, production levels, operating costs, capital expenditures, and a variety of other factors beyond our control. In addition, we expect to begin operations of Phase 1 at the El Gallo Complex, where we expect to begin generating revenue through mining operations in the third quarter 2012 but we can provide no assurance that this timeline will be met or provide guidance on the projected profitability of mining operations. Our working capital at present is sufficient to fund the $11.9 million remaining budget required for Phase 1 development along with ongoing exploration and corporate activities through the end of 2012. Cash flow generated from mining operations in Mexico would be expected to be reinvested in Phase 2 development and construction at El Gallo.

        Net cash used in operations for the year ended December 31, 2011 increased to $59.0 million from $25.9 million for 2010 and from $15.5 million in 2009, primarily due to increase in cash paid to suppliers and employees. Cash paid to suppliers and employees increased to $59.1 million for the 2011 period from $26.0 million and $15.6 million during the 2010 and 2009 periods respectively, primarily due to increased exploration activities in Mexico and Nevada and transaction costs associated with the Minera Andes acquisition.

        Cash used in investing activities for the year ended December 31, 2011 was $40.3 million, primarily due to additional purchases of gold and silver bullion of $31.3 million, acquisition of mineral property interests in Nevada and Mexico of $10.1 million, additional land and drill rigs purchases of $8.0 million mostly in Mexico, investment in short-term Canadian Treasury Bills of $3.9 million with a maturity of 12 months, partially offset by proceeds from the sale of gold and silver bullion and marketable securities aggregating $13.6 million. This compares to cash provided by investing activities in 2010 of $3.9 million, primarily due to the redemption of our short-term US and Canadian Treasury Bills of $12.9 million that matured during the second quarter of 2010, partially offset by additional purchases of gold bullion of $1.8 million, investment in marketable equity securities of $4.0 million, mining concessions in Mexico of $1.3 million and property and equipment in Mexico of $2.0 million. This compares to cash used in 2009 of $15.2 million, primarily due to investment in short-term US and Canadian Treasury Bills with maturities between three and six months of $12.9 million, in gold bullion of $2.8 million, capital expenditures of $0.3 milion, which are partially offset by proceeds from disposal of property and equipment from our Mexico operations.

        Cash provided by financing activities for 2011 was $106.2 million from the public offering of 17.25 million shares and the exercise of stock options, compared to $0.8 million in the comparable period of 2010. Cash provided by financing activities in 2009 was $46.4 million, which was primarily due to the public offering of 25.15 million shares and the exercise of stock options and warrants.

Tabular Disclosure of Contractual Obligations

        Schedule of Contractual Obligations.    The following table summarizes our obligations and commitments as of December 31, 2011 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$11,915	$4,432	$6,684	$749	$50
Purchase Obligations	5,777	2,377	2,700	700	—
Accounts Payable & Accrued Liabilitites	6,012	5,612	400	—	—
Asset Retirement Obligations	6,253	512	1,338	1,094	3,309

Total	$29,957	$12,933	$11,122	$2,543	$3,359

Results of Operations

Year Ended December 31, 2011 compared to 2010

        General.    For the year ended December 31, 2011, we recorded a net loss of $61.9 million or $(0.45) per share, compared to a net loss for 2010 of $33.1 million or $(0.27) per share. The increase for the 2011 period compared to the 2010 period reflected our accelerated exploration efforts in Mexico and Nevada.

        Costs and Expenses.    General and administrative expense increased by $5.5 million, from $5.4 million in 2010 to $10.9 million in 2011. The majority of the increase came from costs related to the business combination with Minera Andes of $3.9 million, which was completed on January 24, 2012, an increase in stock-based compensation expense of $0.7 million, an increase in salaries and wages of $0.3 million due to increased staff, an increase in marketing activities of $0.3 million, an increase in rent and office expenses of $0.2 million as a result of relocating our head office, and an increase in accounting and tax related costs of $0.1 million in Mexico.

        Property holding costs for 2011 decreased by $0.9 million, from $4.4 million in 2010 to $3.5 million in 2011, mainly due to a receivable of $0.7 million we recorded from the state of Nevada for a refund of claim fees paid to the state.

        Exploration costs increased by $23.8 million, from $19.2 million in 2010 to $43.0 million in 2011, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada, and at the El Gallo Complex in Mexico, as well as initiating the Richardson Project in Alaska. Exploration spending in Mexico increased by $17.7 million, from $11.5 million to $29.2 million in 2011, which reflected a total of 372,523 ft (113,545 m) of drilling activity in Mexico as compared to 178,839 ft (54,510 m) of drilling in the same period in 2010. Engineering and technical work for the El Gallo Project was $2.0 million and included in exploration costs. During 2011, exploration spending in Nevada and Alaska increased by $5.8 million, from $7.0 million to $12.8 million. During the 2011 period, a total of 86,287 ft (26,300 m) was drilled in Nevada and Alaska as compared to 70,050 ft (21,351 m) drilled in the same period in 2010. There was no drilling in Alaska in 2010 since we signed the agreement in July 2011. Total pre-feasibility costs incurred for the Gold Bar project for the year was $2.7 million as compared to $1.1 million for the same period in 2010.

        During 2011, we also incurred $1.7 million on the construction and development of the El Gallo Complex in connection with Phase 1 development of the project. These activities include mobilization and demobilization of mining equipment, road construction and management costs to oversee the construction. As noted in our Critical Accounting Policies, these costs are expensed until proven and probable reserves are established.

        Total stock-based compensation expense increased by $1.1 million, from $1.6 million in 2010 to $2.7 million in 2011, reflecting increased expenses associated with stock option grants at the beginning of 2011. Stock-based compensation expense is allocated to the general and administrative and exploration costs lines within the Consolidated Statements of Operations and Other Comprehensive Loss.

        Accretion of the asset retirement obligation in Nevada and Mexico remained consistent at $0.5 million in 2011 and 2010. Depreciation costs slightly increased to $0.6 million in 2011 as compared to $0.5 million in 2010.

        Other Income (Expenses).    Other expenses totaled $1.9 million for the year ended December 31, 2011. During the year, we sold 4,008 ounces of gold bullion and 150,499 ounces of silver bullion, which resulted in a realized gain of $2.1 million. We did not sell any gold or silver bullion in the same period in 2010. During the year December 31, 2011, we also reported unrealized losses on silver of $3.4 million as a result of a reduction in the value of silver. During 2011, we recorded a foreign currency exchange loss of $0.8 million, as compared to a gain of $0.6 million in 2010, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on our net monetary assets or cash that are denominated in Canadian dollars.

Year Ended December 31, 2010 compared to 2009

        General.    For the year ended December 31, 2010, we recorded a net loss of $33.1 million or $(0.27) per share, compared to a net loss for 2009 of $27.7 million or $(0.25) per share. The increase for the 2010 period compared to the 2009 period reflected our accelerated exploration efforts in Mexico and Nevada.

        Costs and Expenses.    General and administrative expense for the year ended December 31, 2010 increased to $5.4 million compared to $4.8 million in 2009, mainly due to an increase in salaries of $0.4 million due to the increase in staff in Mexico and additional listing fees of $0.2 million on the NYSE as a result of us moving from the NYSE Amex to the NYSE on November 2, 2010.

        Property holding costs increased to $4.4 million in 2010 from $4.2 million in 2009, mainly due to an accrual of $0.7 million in response to the Nevada Legislature's enactment of Assembly Bill 6, which imposed an additional fee on ownership of unpatented mining claims in that state, and partially offset by a credit adjustment of $0.6 million with respect to the acquisition of mineral property interests in Mexico from prior years.

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

Critical Accounting Policies

        Listed below are the accounting policies that we believe are critical to our consolidated financial statements.

        Mineral Property Interests:    Mineral property interests include acquired mineral, development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination. The value of mineral property interest is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. If a mineable ore body is discovered, the capitalized costs would be amortized when production begins using the units-of-production method.

        Exploration Costs:    Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable reserves. Exploration costs are expensed as incurred.

        Proven and Probable Reserves:    The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

        As of December 31, 2011 none of the Company's mineralized properties contain resources that meet the definition of proven and probable reserves.

        Design, Construction, and Development Costs:    Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. The Company classifies the Phase 1 development of the El Gallo Complex as an exploration stage project, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed.

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

        The underlying fair value of inactive mining equipment in Mexico and inactive milling equipment in Nevada were based on the estimated net realizable value. As at December 31, 2011, the carrying value for these assets is less than their fair value and as a result, no impairment was recorded.

        Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and our continued plans to fund exploration programs on the property. We use the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. We are unable to determine the estimated undiscounted future net cash flows from our operations due the nature of our mineralized materials. As such, the appropriate evidence to perform estimates of future cash flows is not available and would not be accurate in supporting our long-lived assets. For purposes of recognition and measurement of an impairment loss, we group our properties by geological mineral complex as this represents the lowest level at which we allocate our exploration spending independent of other assets and liabilities. For our Battle Mountain Complex, as described in the Properties section (Item 2), we have separated our properties into three regions, due to their physical separation, for the purposes of impairment testing. The three regions are North (BMX), East (Slaven Canyon) and West (Fish Creek). During the fourth quarter of 2011, we performed our annual impairment test on these mineral properties using the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region, calculated in 2009 with the assistance of a third party expert, since we believe there were no significant changes to the observed market value. Based on this approach, our carrying values of these mineral properties did not exceed the fair value and as a result no impairment was recorded for the year ended December 31, 2011.

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

        Stock-Based Compensation:    We account for stock options at fair value as prescribed in ASC Section 718-20-25. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

        Income Taxes:    We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. We derive the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Recently Issued Accounting Pronouncements

        Comprehensive Income:    In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company's fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

        Fair Value Measurement:    In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity and disclosing quantitative information about the unobservable inputs used in a fair value measurement that is categorized in Level 3 of the fair value hierarchy. The update is effective for the Company's fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other securities laws concerning our ability to develop and produce gold or other precious metals from any of our properties, future business plans and strategies, future revenue and the receipt of working capital, and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

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

Foreign Currency Risk

        While we transact most of our business in US dollars, some expenses, labor, operating supplies and capital assets are denominated in Canadian dollars, Mexican pesos, or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of purchasing capital assets in US dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in US dollar terms.

        The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a depreciation of non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies. Based on our Canadian cash balance of $10.5 million at December 31, 2011, a 1% change in the Canadian dollar would have an insignificant impact in the statement of operations.

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

Commodity Price Risk

        We currently have production from our 49% interest in the San José Mine, an operating silver-gold mine in Santa Cruz Province, Argentina. As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We also hold a portion of our cash in gold and silver bullion, which is recorded at the lower of cost or market. Gold and silver prices may fluctuate widely from time to time. Based on our gold and silver holdings of $22.8 million at December 31, 2011, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $2.3 million. At December 31, 2011, our gold and silver bullion had a combined fair value of $24.5 million.

Foreign Country Risk

        Our El Gallo Complex and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations. As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries. In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest or violence could disrupt our operations at any time. In 2011, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

        All of Minera Andes' material properties are located in Argentina. There are risks relating to an uncertain or unpredictable political and economic environment in Argentina. During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations. In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements. In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. Although this particular change does not affect Minera Andes as its fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will not unilaterally take other action which could have a material adverse effect on Minera Andes' interests in Argentina, including in particular the San José Mine. There have been recent indications in Argentina that refunds of VAT (IVA) may be delayed. Delays in the payment of VAT refunds may have an impact on the cash flow from the operations of MSC, the operator of the San José Mine. Such reduction in cash flow could affect MSC's ability to make timely payments related to the operation of the mine and could require MSC to seek additional financing, including from Minera Andes. Furthermore, in October 2010, Argentina announced a decree requiring mining companies to repatriate mining revenues to Argentine currency before distributing revenue either locally or overseas. MSC estimated that this would result in an additional $2 million in their annual pre-tax operating expenses (on a 100% basis) as a result of the increased foreign exchange and bank transaction costs caused by the issuance of this decree. Similar unanticipated changes by the Argentinean government, could negatively impact the profitability of the San José Mine. There also is the risk of political violence and increased social tension in Argentina as Argentina has experienced periods of civil unrest, crime and labor unrest. Certain political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on Minera Andes' ability to operate.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective based upon those criteria. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as at December 31, 2011.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
McEwen Mining Inc.:

        We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
McEwen Mining Inc.:

        We have audited McEwen Mining Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). McEwen Mining Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, McEwen Mining Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McEwen Mining Inc. as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 8, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 8, 2012

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31,

	2011	2010	2009
	(in thousands, except per share)
COSTS AND EXPENSES:
General and administrative	10,928	5,397	4,832
Property holding costs	3,464	4,358	4,194
Exploration costs	42,983	19,210	8,240
Mine construction and development costs	1,745	—	—
Accretion of asset retirement obligation	524	515	762
Depreciation	577	454	625
(Gain) loss on sale of assets	(36)	(29)	526
Write-off of mineral property interests	—	5,878	16,580

Total costs and expenses	60,185	35,783	35,759

Operating loss	(60,185)	(35,783)	(35,759)

OTHER INCOME (EXPENSE):
Interest income	94	112	127
Interest expense	108	(15)	—
Gain on sale of gold and silver bullion—note 3	2,075	—	—
Unrealized loss on silver bullion—note 3	(3,394)	—	—
Gain on sale of marketable equity securities—note 2	19	—	—
Foreign currency (loss) gain	(769)	597	1,558

Total other (expense) income	(1,867)	694	1,685

Loss before income taxes	(62,052)	(35,089)	(34,074)
Recovery of income taxes	180	1,998	6,376

Net loss	(61,872)	(33,091)	(27,698)
OTHER COMPREHENSIVE LOSS:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(1,546)	542	(4)

Comprehensive loss	$(63,418)	$(32,549)	$(27,702)

Basic and diluted per share data:
Net loss—basic and diluted	$(0.45)	$(0.27)	$(0.25)

Weighted average common shares outstanding:
—basic and diluted	137,046	121,987	112,224

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,416	$6,818
Short-term investments	3,933	—
Marketable equity securities—note 2	1,480	4,576
Gold and silver bullion (market value—2011—$24,483; 2010—$6,241)—note 3	22,810	4,569
Other current assets	6,244	1,259

Total current assets	47,883	17,222

Mineral property interests—note 4	245,454	235,153
Restrictive time deposits for reclamation bonding—note 4	5,190	4,777
Property and equipment, net—note 6	11,772	4,391
Other assets	56	82

TOTAL ASSETS	$310,355	$261,625

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,612	$2,718
Current portion of asset retirement obligation—note 4	512	461
Current deferred income tax liability—note 7	—	393
Other current liabilities—note 7	—	108

Total current liabilities	6,124	3,680

Asset retirement obligation, less current portion—note 4	5,741	5,692
Deferred income tax liability—note 7	78,786	78,573
Other liabilities	400	400

Total liabilities	$91,051	$88,345

Shareholders' equity:
Common stock, no par value, 250,000 shares authorized;
Common: 136,572 shares as of December 31, 2011 and 117,717 shares as of December 31, 2010 issued and outstanding
Exchangeable: 3,181 shares as of December 31, 2011 and 4,469 shares as of December 31, 2010 issued and outstanding	613,831	504,389
Accumulated deficit	(393,238)	(331,366)
Accumulated other comprehensive (loss) income	(1,289)	257

Total shareholders' equity	219,304	173,280

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$310,355	$261,625

Subsequent events—note 16

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

	Common Stock		Accumulated Other Comprehensive (Loss) Income
				Accumulated Deficit
	Shares	Amount			Total
	(in thousands)
Balance, December 31, 2008	96,676	$454,052	$(281)	$(270,577)	$183,194
Stock-based compensation	—	1,292	—	—	1,292
Exercise of stock options	67	141	—	—	141
Sale of shares for cash, net of issuance costs	25,150	46,301	—	—	46,301
Unrealized loss on marketable equity securities	—	—	(4)	—	(4)
Net loss	—	—	—	(27,698)	(27,698)

Balance, December 31, 2009	121,893	501,786	(285)	(298,275)	203,226
Stock-based compensation	—	1,595	—	—	1,595
Exercise of stock options	109	201	—	—	201
Exercise of stock options from 2007 acquisition	143	608	—	—	608
Shares issued for Mexico mining concessions	41	199	—	—	199
Unrealized gain on marketable equity securities	—	—	542	—	542
Net loss	—	—	—	(33,091)	(33,091)

Balance, December 31, 2010	122,186	504,389	257	(331,366)	173,280
Stock-based compensation	—	2,671	—	—	2,671
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options from 2007 acquisition	70	361	—	—	361
Shares issued for Mexico mining concessions	84	583	—	—	583
Unrealized loss on marketable equity securities	—	—	(1,546)	—	(1,546)
Net loss	—	—	—	(61,872)	(61,872)

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
	(in thousands)
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(59,087)	$(26,034)	$(15,580)
Interest received	94	112	127

Cash used in operating activities	(58,993)	(25,922)	(15,453)

Cash flows (used in) provided by investing activities:
(Investment in) proceeds from short-term investments (maturity greater than 3 months)	(3,933)	12,946	(12,946)
Acquisition of mineral property interests	(10,059)	(1,300)	—
Additions to property and equipment	(7,973)	(1,978)	(325)
Proceeds from disposal of property and equipment	51	49	713
Investment in gold and silver bullion	(31,299)	(1,810)	(2,760)
Proceeds from sale of gold and silver bullion	11,739	—	—
Investment in marketable equity securities	(284)	(4,023)	—
Proceeds from sale of marketable equity securities	1,853	—	—
(Increase) decrease to restricted investments securing reclamation	(413)	—	161

Cash (used in) provided by investing activities	(40,318)	3,884	(15,157)

Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	105,415	—	46,301
Exercise of stock options and warrants	773	809	141

Cash provided by financing activities	106,188	809	46,442

Effect of exchange rate change on cash and cash equivalents	(279)	357	1,558

Increase (decrease) in cash and cash equivalents	6,598	(20,872)	17,390
Cash and cash equivalents, beginning of year	6,818	27,690	10,300

Cash and cash equivalents, end of year	$13,416	$6,818	$27,690

Reconciliation of net loss to cash used in operating activities:
Net loss	$(61,872)	$(33,091)	$(27,698)
Adjustments to reconcile net loss from operating activities:
Write-off of mineral property interests	—	5,878	16,580
Deferred income taxes	(180)	(1,998)	(6,376)
Gain on sale of gold and silver bullion	(2,075)	—	—
Unrealized loss on silver bullion	3,394	—	—
Gain on sale of marketable equity securities	(19)	—	—
(Gain) loss on disposal of property and equipment	(36)	(29)	526
Stock-based compensation	2,671	1,595	1,292
Accretion of asset retirement obligation	524	515	762
Depreciation	577	454	625
Foreign exchange loss (gain)	279	(357)	(1,558)
Other operating adjustments and write-downs	82	—	(77)
Change in non-cash working capital items:
(Increase) decrease in other assets related to operations	(5,042)	(292)	231
Increase in liabilities related to operations	2,704	1,403	240

Cash used in operating activities	$(58,993)	$(25,922)	$(15,453)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    McEwen Mining Inc. (the "Company") was organized under the laws of the State of Colorado on July 24, 1979 and formerly operated under the name of US Gold Corporation. On January 24, 2012, the Company changed its name to McEwen Mining Inc. after the completion of the business combination with Minera Andes Inc. Since its inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.

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

        Concentrations:    The Company maintains cash in accounts which may, at times, exceed federally insured limits. At December 31, 2011, the Company has bank account balances of approximately $16.1 million in excess of the federally insured limits of $100,000.

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

        Mineral Property Interests:    Mineral property interests include acquired mineral, development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination. The value of mineral property interest is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. If a mineable ore body is discovered, the capitalized costs would be amortized when production begins using the units-of-production method.

        Exploration Costs:    Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable reserves. Exploration costs are expensed as incurred.

        Proven and Probable Reserves:    The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

        As of December 31, 2011 none of the Company's mineralized properties contain resources that satisfy the definition of proven and probable reserves.

        Design, Construction, and Development Costs:    Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. The Company classifies the Phase 1 development of the El Gallo Complex as an exploration stage project, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed.

        Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral property interest costs and related property, plant and equipment costs, if any, to determine if an impairment needs to be recorded.

        Impairment of Long-Lived Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Asset Retirement Obligation:    The Company records the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not so apply. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time. A change in the credit adjusted risk free rate and inflation rate used will not have a material impact on the ARO liability balance as the ARO amount is not significant in relation to the Company's overall balance sheets.

        Foreign Currency:    The functional currency for the Company's operations is the U.S. dollar. All monetary assets and liabilities denominated in a currency which is not the U.S. dollar are translated at current exchange rates at each balance sheet date and the resulting adjustments are included in a separate line item under other income (expense). Revenue and expense in foreign currencies are translated at the average exchange rates for the period.

        Stock-Based Compensation:    The Company accounts for stock options at fair value as prescribed in ASC Section 718-20-25. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

        Comprehensive Loss:    In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrecognized changes in fair value of marketable equity securities classified as available-for-sale or other investments.

        Per Share Amounts:    Basic earnings or loss per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. In these financial statements, warrants and stock

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented.

        Income Taxes:    The Company accounts for income taxes under ASC Section 740-10-25 using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

        Fair Value of Financial Instruments:    ASC Section 825-10-50 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 2 MARKETABLE EQUITY SECURITIES

        These securities are valued at fair value. Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive (loss) income) that is reported as a separate line item in the shareholders' equity section of the balance sheet. The gains and losses on available-for-sale securities are not reported on the statement of operations until the securities are sold or are other than temporarily impaired.

        Changes in the Company's holdings of marketable securities for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Opening Balance	$4,576	$11
Purchases	284	4,023
Proceeds from sale	(1,853)	—
Gain on sale	19	—
Unrealized (loss) gain	(1,546)	542

Ending Balance	$1,480	$4,576

NOTE 3 GOLD AND SILVER BULLION

        The Company invested a portion of its cash in physical gold and silver bullion. Below is the balance of its holdings of gold and silver as at December 31, 2011 and 2010. The Company did not invest in silver bullion in 2010.

	2011		2010
	Gold	Silver	Gold
	(dollars in thousands, except ounces and per ounce)
# of ounces	5,656	552,812	4,442
Average cost per ounce	$1,278.63	$28.18	$1,019
Total cost	$7,232	$15,579	$4,569
Fair value per ounce	$1,574.50	$28.18	$1,405
Total fair value	$8,905	$15,579	$6,241

        The market value of gold and silver was based on the daily London P.M. fix as at December 31, 2011 and 2010. Since ASC Topic 815 does not consider gold to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

        During 2011, the Company sold 4,008 ounces of gold and 150,499 ounces of silver with a cost of $4.7 million and $4.9 million, respectively, resulting in an overall gain of $2.1 million. As at December 31, 2011, the Company's average cost per ounce for silver was written down to its market value of $28.18 and as a result, the Company recorded an unrealized loss of $3.4 million in its statements of operations and comprehensive loss for the year ended December 31, 2011.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 3 GOLD AND SILVER BULLION (Continued)

        Changes in the Company's holdings of gold and silver for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011			2010
	Gold	Silver	Total	Gold
Opening Balance	$4,569	$—	$4,569	$2,760
Purchases	7,387	23,913	31,300	1,809
Proceeds from sale	(6,218)	(5,521)	(11,739)	—
Gain on sale	1,494	581	2,075	—
Unrealized loss	—	(3,394)	(3,394)	—

Ending Balance	$7,232	$15,579	$22,811	$4,569

NOTE 4 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

        At December 31, 2011, the Company holds mineral interests in Nevada, and mineral concessions in west central Mexico, including the Magistral Mine, a former producing mine. The Magistral Mine was held on a care and maintenance basis with active exploration in the area of the mine and surrounding areas. In August 2011, the Company announced the decision to put the Magistral Mine back into production as part of Phase 1 production of the El Gallo Complex, with mining expected to commence during the second quarter of 2012. The Company anticipates spending approximately $15 million to expand and upgrade the current infrastructure.

        During the fourth quarter of 2011, the Company performed its annual impairment test of its mineral property interests. The Company used the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region. Based on this approach, it was determined that the carrying values of these mineral property interests did not exceed their fair value and as a result there was no impairment recorded.

        In July 2011, the Company completed the purchase of the Tonkin North claims at its Tonkin property in Nevada for an aggregate of CDN$8.4 million ($8.7 million) and a 2% net smelter return royalty interest on any gold produced from the claims in excess of 682,000 ounces of gold.

        During 2011, the Company increased its mineral property interests by $10.6 million, of which $1.9 million was in Mexico and $8.7 million was in Nevada as noted above.

        During 2011, 2010 and 2009, the Company has incurred expenses of $43.0 million, $19.2 million and $8.2 million, respectively, in total exploration and related expenditure costs.

        The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the historic Tonkin property and the Magistral Mine. The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management ("BLM") and the Nevada Department of Environmental Protection ("NDEP") is $3.8 million. The costs of undiscounted projected reclamation of the Magistral Mine are currently estimated at $4.6 million. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 4 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

        For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at December 31, 2011 and 2010, had cash bonding in place of $5.2 million and $4.8 million, respectively. The Company submitted a mine closure plan to the BLM for the Tonkin property during the fourth quarter of 2010. Based on the Company's estimate, the change in its bonding requirements was insignificant. The closure plan is currently under review by the BLM and NDEP. It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of the BLM's review. The Company, however, is unable to estimate possible increases at this time. Under the 2007 update, property-wide reclamation activities at the historic Tonkin Property are currently projected to be incurred primarily through 2015 with water management into 2040. Reclamation expenditures covering all United States properties during 2011 and 2010 remained consistent at $0.1 million.

        The Company's asset retirement obligations for years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Asset retirement obligation liability—opening balance	$6,153	$6,063
Settlements	(82)	(98)
Accretion of liability	524	515
Adjustment reflecting updated estimates	(342)	(327)

Asset retirement obligation liability—ending balance	$6,253	$6,153

        Assumptions used to compute the asset retirement obligations for the year ended December 31, 2011 for the Tonkin property included a credit adjusted risk free rate and inflation rate of 8.7% (2010, 2009—8.7%) and 3.0% (2010—2.0%, 2009—4.0%) respectively.

        Assumptions used to compute the asset retirement obligations for the year ended December 31, 2011 for the Magistral Mine included a credit adjusted risk free rate and inflation rate of 6.4% (2010, 2009—8.7%) and 3.8% (2010, 2009—3.3%) respectively.

        It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company's properties, if any. There was no amortization recorded during 2011, 2010 or 2009 related to the capitalized asset retirement cost since the properties were not in operation. Reclamation expenditures are expected to be incurred between 2012 and 2040. As at December 31, 2011, the current portion of the asset retirement obligation was $0.5 million (December 31, 2010—$0.5 million).

NOTE 5 LOAN SETTLEMENT AGREEMENT WITH FABC

        On February 21, 1992, the Company entered into a Loan Settlement Agreement with its then senior secured lender, The French American Banking Corporation ("FABC"). At that time, the Company discharged its debt to FABC and terminated all prior security interests related thereto. As part of the consideration to FABC under the Loan Settlement Agreement, Tonkin Springs Gold Mining Company ("TSGMC"), a wholly-owned subsidiary of the Company, entered into an agreement with

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 5 LOAN SETTLEMENT AGREEMENT WITH FABC (Continued)

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

NOTE 6 PROPERTY AND EQUIPMENT

        At December 31, 2011 and 2010, property and equipment consisted of the following (in thousands):

	2011	2010
Trucks and trailers	$1,247	$1,005
Office furniture and equipment	638	591
Drill rigs	998	460
Building	853	853
Land	8,619	1,596
Mining equipment	956	956
Inactive milling equipment	778	778

Subtotal	$14,089	$6,239
Less: accumulated depreciation	(2,317)	(1,848)

Total	$11,772	$4,391

        Depreciation expense for 2011 was $0.6 million (2010—$0.5 million, 2009—$0.6 million).

        The underlying fair value of inactive mining equipment in Mexico and inactive milling equipment in Nevada were written-down to the estimated net realizable value calculated by a third party valuator in 2009. As at December 31, 2011, the carrying value of these assets is less than their fair value and as a result, no impairment was recorded.

        During the current year, the Company invested approximately $7 million to acquire surface rights (land packages) surrounding its El Gallo Complex in order to commence the Phase 2 development of its mining operations in Mexico.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 7 INCOME TAXES

        In various transactions entered into on February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under the Internal Revenue Code ("IRC") Section 382 (g). As a result, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change. Except as noted below, the Company may receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2011 and 2010, the Company estimates those tax loss carry forwards to be $140.5 million and $125.7 million, respectively expiring starting in 2012 and going through 2031.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 respectively, are presented below:

	2011	2010
	(in thousands)
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$41	$41
Net operating loss carryforward	46,211	40,396
Mineral Property	2,528	2,468
Other temporary differences	5,330	2,468
Capital loss carryforward	241	242

Total gross deferred tax assets	54,351	45,615
Less: valuation allowance	(53,578)	(37,543)

Net deferred tax assets	$773	$8,072

Deferred tax liabilities:
Reclamation obligation	282	189
Mineral Property	(41)	(7,246)
Basis in TSVLP	(1,014)	(1,015)
Acquisition related deferred tax liability	(78,786)	(78,966)

Total Deferred tax liabilities	$(79,559)	$(87,038)

Total net deferred tax liability	$(78,786)	$(78,966)

Breakdown between current and non-current:
Current deferred tax liability	—	(393)
Non-current deferred tax liability	(78,786)	(78,573)

Total net deferred tax liability	$(78,786)	$(78,966)

        The Company believes that it is unlikely that the gross deferred tax asset will be realized. Therefore, a valuation allowance has been provided for most of the gross deferred tax assets. The change in valuation allowance of approximately $16.0 million primarily reflects an increase of net operating loss carryforwards. The acquisition related deferred tax liability for 2011 consists of $78.4 million and $0.4 million for mineral properties and fixed assets, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 7 INCOME TAXES (Continued)

        A reconciliation of the tax provision for 2011, 2010 and 2009 at statutory US Federal and State income tax rates to the actual tax provision recorded in the financial statement is comprised of the following components:

	2011	2010	2009
	(in thousands)
US Federal and State tax recovery at statutory rate	$(21,098)	$(11,895)	$(12,047)
Reconciling items:
FIN 48 adjustment due to tax years becoming statute barred	(180)	—	(784)
Prior year true ups/acquisitions	(8,074)	56	103
Adjustment for foreign tax rate	1,342	853	1,041
Tax rate changes	(24)	2	(44)
Imputed interest	119	104	99
Other permanent differences	8,838	1,760	220
NOL expired	2,862	746	571
Valuation allowance	16,035	6,376	4,465

Tax Recovery	$(180)	$(1,998)	$(6,376)

        As at January 1, 2007, the Company did not have any unrecognized tax benefits. As a result of the 2007 acquisitions, the Company recognized a $0.6 million liability plus $0.7 million of accrued interest and penalties which relate to the Mexican properties and was accounted for as a part of the purchase price allocation. During 2009, $0.4 million of the liability and $0.4 million of the accrued interest and penalties were reversed due to a lapse of the statute of limitations for those tax years. During 2011, the remainder of the liability and accrued interest and penalties were reversed due to a lapse of the statute of limitations for the remaining outstanding tax year. As a result, the balance for the liability and accrued interest and penalties were nil as at December 31, 2011.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2011	$501
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Additions for Tax Positions of Prior Years	—
Reductions for Tax Positions of Prior Years	—
Reduction for Lapse of Statute of Limitations	(501)
Other	—

Balance at December 31, 2011	$—

        The Company or its subsidiaries file income tax returns in Canada, the United States, and Mexico. These tax returns are subject to examination by local taxation authorities provided the tax years remain

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 7 INCOME TAXES (Continued)

open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

  United States:    2007 to 2011
  Canada:    2004 to 2011
  Mexico:    2005 to 2011

NOTE 8 SHAREHOLDERS' EQUITY

  Common Stock

        On November 30, 2006, shareholders approved an increase in the number of shares reserved under the Company's Equity Incentive Plan (the "Plan") from 5 million to 9 million shares (see Note 9). On January 19, 2012, shareholders approved an increase in the number of shares reserved under the Plan from 9 million to 13.5 million shares (see Note 16).

        On February 24, 2011, the Company sold 17.25 million shares of common stock at a price of $6.50 per share (before the underwriters' commissions and expenses), which includes the exercise of the underwriters' over-allotment option of 2.25 million shares of common stock, in a public offering pursuant to a registration statement filed with U.S securities regulators and a prospectus filed with Canadian securities regulators. Gross proceeds from the 17.25 million shares sold in the offering totaled $112.1 million. Proceeds to the Company, net of commissions and expenses, were approximately $105.4 million.

        On May 19, 2009, the Company sold 25.15 million shares of common stock at a price of $2 per share (before the underwriters' commissions and expenses), which included 3.15 million shares under the underwriters' over-allotment option, in a public offering pursuant to a registration statement filed with U.S. securities regulators and a prospectus filed with Canadian securities regulators. Gross proceeds from the 25.15 million shares sold in the offering totaled $50.3 million with net recorded proceeds to the Company being $46.3 million, which is net of the underwriters' commissions and expenses, legal fees, securities listing costs, printing and other costs.

        On February 22, 2006, the Company completed a private placement of 16.7 million subscription receipts at $4.50 per subscription receipt, from which the Company received $75.15 million in gross proceeds. Effective August 10, 2006, each subscription receipt was converted, for no additional payment, into one share of the Company's common stock and one-half of one common stock purchase warrant. Each whole warrant was exercisable until February 22, 2011 to acquire one additional share of common stock at an exercise price of $10.00. In connection with this private placement, the Company issued compensation options entitling the broker-dealer which acted as the placement agent to acquire, for no additional consideration, broker warrants to acquire up to 1.0 million units at an exercise price of $4.50 per unit until August 22, 2007. Each unit consisted of one share of our common stock and one-half of one warrant. These compensation options were converted into broker warrants contemporaneously with the conversion of the subscription receipts on August 10, 2006. The broker warrants were exercised in 2007. As at December 31, 2010, there were 8.9 million warrants outstanding. All of the warrants expired unexercised on February 22, 2011.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 8 SHAREHOLDERS' EQUITY (Continued)

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

        Accordingly, remaining exchangeable shares are included as part of the consolidated share capital of the Company. The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of the Company's Series A Special Voting Preferred Stock ("Special Voting Share") pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of Canadian Exchange Co. issued and outstanding from time to time and which are not owned by US Gold or any subsidiary. Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company's common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent is not required, except to the extent it is entitled to vote with the holders of shares of common stock for taking any corporate action. Through December 31, 2011, approximately 42.1 million exchangeable shares had been converted into an equivalent amount of common stock of the Company. At December 31, 2011, total outstanding exchangeable shares not exchanged totaled 3.2 million.

        In connection with the 2007 acquisitions, we assumed stock options covering 812,918 shares of our common stock. Following the exercise of 170,125 options during 2007, expiration of 34,500 options during 2008, exercise of 143,625 options during 2010, and exercise of 70,075 options during 2011, a total of 394,593 options remain exercisable at December 31, 2011.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 9 STOCK BASED COMPENSATION (Continued)

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

        On January 19, 2012, shareholders approved the amended and restated US Gold Equity Incentive Plan to increase the number of authorized shares from 9 million to 13.5 million (see Note 16).

        The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions;

	2011	2010	2009
Risk-free interest rate	1.74% to 2.33%	2.18% to 2.97%	1.93% to 3.70%
Dividend yield	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	90% to 100%	87% to 94%	103% to 110%
Weighted-average expected life of option	6.6 years	6.4 years	6.6 years
Weighted-average grant date fair value	$4.86	$2.84	$0.81

        During the period ended December 31, 2011, the Company recorded stock option expense of $2.7 million (December 31, 2010—$1.6 million; December 31, 2009—$1.3 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 9 STOCK BASED COMPENSATION (Continued)

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands, except per share and year data)
Balance at December 31, 2008	1,494	$3.32	8.2
Granted	1,277	$0.91
Exercised	(67)	$2.12		$5
Forfeited	(72)	$5.22

Balance at December 31, 2009	2,632	$2.13	8.1
Granted	726	$2.51
Exercised	(109)	$1.86		$225
Forfeited	(100)	$8.30
Expired	(63)	$2.71

Balance at December 31, 2010	3,086	$2.02	7.6
Granted	947	$7.10
Exercised	(163)	$2.52		$864

Balance at December 31, 2011	3,870	$3.24	7.3	$4,520

Exercisable at December 31, 2011	2,044	$2.10	6.2	$3,092

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at or above market value as of the date of the grant. During 2011, the Company issued 0.2 million shares of common stock (2010—0.1 million) on the exercise of stock options under the Plan, at a weighted average exercise price of $2.52 (2010—$1.86) per share for proceeds of $0.4 million (2010—$0.2 million). During 2011, the Company also issued 0.1 million shares on the exercise of stock options assumed by the Company from the 2007 acquisitions, at a weighted average exercise price of $5.15 per share for proceeds of $0.4 million. During 2011, the Company granted stock options to certain employees for aggregate of 0.9 million (2010—0.7 million, 2009—1.3 million) shares of common stock at an exercise price of $7.10 (2010—$2.51, 2009—$0.91) per share. The options vest equally over a three year period if the employee remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

        At December 31, 2011, there was $2.3 million of unrecognized compensation cost related to 1.8 million unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 10 LOSS PER SHARE

        The computations for basic loss per common share are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share)
Net loss for the year	$61,872	$33,091	$27,698
Weighted average number of common shares	137,046	121,987	112,224

Loss per common share	$0.45	$0.27	$0.25

NOTE 11 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES

        The Company had rental expense under operating leases of $0.1 million each in the years December 31, 2011, 2010 and 2009.

        At December 31, 2011, the Company is obligated under long term leases covering office space, exploration expenditures and option payments on properties for the following minimum amounts:

Lease Obligation
(in thousands)
2012	$5,032
2013	6,172
2014	3,212
2015	1,067
2016	382

        During 2010, the Company signed three different option agreements to buy 100% of certain third party mineral concessions in Mexico. Under these option agreements, the Company has the option to make total cash payments of $5.1 million and issue 249,000 shares of its common stock over a period of 36 to 48 months to acquire the concessions, of which $1.4 million and 124,500 shares has already been paid by the end of 2011.

        During 2011, the Company signed a four-year Exploration Lease and Purchase Option Definitive Agreement ("Definitive Agreement") with respect to the Richardson Mineral Project in the Tintina Gold Belt of Alaska. Under the terms of the Definitive Agreement, the Company will need to spend $5 million in exploration expenditures and $0.5 million of option payments over four years to earn a 60% interest in the project. As at December 31, 2011, the Company spent approximately $1.4 million in exploration expenditures and $0.2 million of option payments. As a result, the Company has met year one spending requirement.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 11 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 RELATED PARTY TRANSACTIONS

        Effective January 1, 2011, the Company renewed its management services agreement ("Services Agreement") with 2083089 Ontario Inc. ("208") pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis. A similar contract existed between the Company and 208 for calendar year 2010 and 2009. 208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of 208. The Company paid $0.1 million in 2011 and 2010 under these agreements.

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

        For the year ended December 31, 2011, the Company paid $0.1 million to Lexam L.P for the use of this aircraft.

        Each of the above agreements were approved or ratified by the independent members of the Company's Board of Directors.

        During the fourth quarter of 2011, as a result of moving the Company's corporate office, which is shared with Lexam VG Gold Inc. and Minera Andes Inc., the Company recorded a net receivable of $30,000 and $51,113, respectively, totalling $81,113, related to rent and office expenses. As at December 31, 2011 the full balance remains outstanding and has been recorded in other current assets.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 13 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2011, 2010, and 2009:

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(8,734)	$(13,154)	$(23,680)	$(16,304)
Net loss per share—basic and diluted	$(0.07)	$(0.09)	$(0.17)	$(0.12)
Weighted average shares outstanding—basic and diluted	128,914	139,646	139,725	139,753

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(6,870)	$(10,703)	$(8,170)	$(7,348)
Net loss per share—basic and diluted	$(0.06)	$(0.09)	$(0.07)	$(0.05)
Weighted average shares outstanding—basic and diluted	121,898	121,918	121,996	137,046

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share)
Net loss	$(4,810)	$(3,908)	$(15,083)	$(3,897)
Net loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.03)
Weighted average shares outstanding—basic and diluted	96,676	108,050	121,893	121,893

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 14 OPERATING SEGMENT REPORTING

        For the year ended December 31, 2011 and prior, the Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for precious metals. Operations not actively engaged in the exploration for precious metals are aggregated at the corporate level for segment reporting purposes.

	For the year ended December 31, 2011
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$1,506	$1,958	$—	$3,464
Exploration costs	12,825	29,160	998	42,983
Mine construction and development costs	—	1,745	—	1,745
Operating loss	(15,412)	(35,867)	(8,906)	(60,185)
Mineral property interests	232,704	12,750	—	245,454
Total assets	238,402	33,899	38,054	310,355

	For the year ended December 31, 2010
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$3,752	$606	$—	$4,358
Exploration costs	6,975	11,467	768	19,210
Operating loss	(17,240)	(13,127)	(5,416)	(35,783)
Mineral property interests	224,483	10,670	—	235,153
Total assets	230,542	20,527	10,556	261,625

	For the year ended December 31, 2009
	USA	Mexico	Corporate & Other	Total
	(in thousands)
Property holding costs	$2,919	$1,275	$—	$4,194
Exploration costs	4,418	3,405	417	8,240
Goodwill impairment	(24,302)	(7,475)	(3,982)	(35,759)
Operating loss	230,688	9,170	—	239,858

NOTE 15 FAIR VALUE ACCOUNTING

        Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 15 FAIR VALUE ACCOUNTING (Continued)

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

	Fair Value as at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$13,416	$13,416	$—	$—
Short-term investments	3,933	3,933	—	—
Marketable equity securities	1,480	897	583	—

	$18,829	$18,246	$583	$—

Liabilities:
Accounts payable and accrued liabilities	$5,612	$5,612	$—	$—

	Fair Value as at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$6,818	$6,818	$—	$—
Marketable equity securities	4,576	3,159	1,417	—

	$11,394	$9,977	$1,417	$—

Liabilities:
Accounts payable and accrued liabilities	$2,718	$2,718	$—	$—

        The Company's cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of these balances approximates the carrying amounts due to the short-term nature and historically negligible credit losses. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

NOTE 15 FAIR VALUE ACCOUNTING (Continued)

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

NOTE 16 SUBSEQUENT EVENTS

Amended and Restated Equity Incentive Plan and Second Amended and Restated Articles of Incorporation

        On January 19, 2012, at a special meeting of shareholders, the Company's shareholders approved the amendments to the Equity Incentive Plan to, among other things, increase the number of shares of common stock reserved for issuance thereunder from 9 million to 13.5 million shares.

        At the January 19, 2012 special meeting, the shareholders approved the Second Amended and Restated Articles of Incorporation which, among other things, increased the authorized capital to 500,000,000 shares of common stock and one share of Series B Special Voting Preferred Stock.

Completion of Business Combination with Minera Andes Inc.—January 24, 2012

        On January 24, 2012, the Company completed through a court-approved plan of arrangement under Alberta law, the acquisition of Minera Andes Inc. ("the Arrangement"), under which Minera Andes became an indirect wholly-owned subsidiary of the Company. On the closing date of the Arrangement, holders of Minera Andes' common stock received a number of exchangeable shares of McEwen Mining-Minera Andes Acquisition Corp. ("2012—Exchangeable Shares"), an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45. In the aggregate, Minera Andes shareholders received 127,331,498 2012—Exchangeable Shares. After closing of the Arrangement, the name of the Company was changed to McEwen Mining Inc. As a result of the Arrangement, the combined company will be held approximately 52% by existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. The Company's common stock began trading on the NYSE and TSX under the symbol "MUX" on January 27, 2012 and the 2012—Exchangeable Shares began trading on the TSX under the symbol "MAQ".

        Robert R. McEwen, the Company's Chairman, President, Chief Executive Officer and largest shareholder and also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement in 2011. In connection with the Arrangement, Mr. McEwen received approximately 38.7 million 2012—Exchangeable Shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

        Management's report on internal control over financial reporting and the attestation report of KPMG LLP, an independent registered public accounting firm, are included in Item 8 of this annual report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
Dated: March 9, 2012	By:	/s/ ROBERT R. MCEWEN Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2012
/s/ PERRY Y. ING Perry Y. Ing	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012
/s/ ALLEN AMBROSE Allen Ambrose	Director	March 9, 2012
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 9, 2012
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 9, 2012
/s/ RICHARD BRISSENDEN Richard Brissenden	Director	March 9, 2012
/s/ DONALD QUICK Donald Quick	Director	March 9, 2012
/s/ MICHAEL STEIN Michael Stein	Director	March 9, 2012

EXHIBIT INDEX

2.1	Arrangement Agreement, dated September 22, 2011, by and among the Company, Canadian Exchange Co. and Minera Andes (incorporated by reference from the Report on Form 8-K filed with the SEC on September, 23, 2011, Exhibit 2.1, File No. 001-33190)
3.1
Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001-33190)
3.2
Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001-33190)
10.1
Support Agreement, dated January 24, 2012, by and among the Company, Canadian Exchange Co. and Callco (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 10.1, File No. 001-33190)
10.2
Voting and Exchange Trust Agreement, dated January 24, 2012, by and among the Company, Canadian Exchange Co., Callco and Computershare Trust Company of Canada, as trustee (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 10.2, File No. 001-33190)
10.3
Amended and Restated US Gold Corporation Equity Incentive Plan dated as of October 4, 2011 (incorporated by reference from Annex H to the Definitive Proxy Statement on Schedule 14A filed with the SEC on December 13, 2011, File No. 001-33190)
10.4
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)
10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)
10.6
Purchase and Sale Agreement between the Company and Tonkin Springs LLC, as purchasers, and Gold Standard Royalty (Nevada) Inc., and Julian E. Simpson, as Sellers, dated July 19, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on July 25, 2011, Exhibit 10.1, File No. 001-33190)
10.7
Employment Agreement between the Company and William Faust dated July 27, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on August 2, 2011, Exhibit 10.1, File No. 001-33190)
*21	Subsidiaries of the Company
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing
*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (ii) the Audited Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Audited Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Audited Consolidated Financial Statements.

*
Filed with this report