Form 10-Q
period 2012-03-31
McEwen Mining Inc.
filed 2012-05-09
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission File Number: 001-33190

MCEWEN MINING INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bay Wellington Tower, 181 Bay Street, Suite 4750, Toronto, Ontario Canada M5J 2T3

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 168,548,236 shares outstanding as of May 2, 2012 (and 99,341,148 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share)

	Three months ended
	March 31,
	2012	2011
REVENUE
Income on investment in Minera Santa Cruz S.A.	$4,002	$—
Amortization of fair value increments	(2,804)	—
	1,198	—
COSTS AND EXPENSES
General and administrative	4,727	1,376
Acquisition costs	1,395	—
Property holding costs	1,573	953
Exploration costs	11,784	6,909
Mine construction and development costs	4,363	—
Accretion of asset retirement obligation	112	129
Depreciation	221	120
Gain on sale of assets	(2)	(10)
Total costs and expenses	24,173	9,477
Operating loss	(22,975)	(9,477)

OTHER INCOME (EXPENSE)
Interest income	125	9
Interest expense	—	(11)
Gain on sale of gold and silver bullion - note 4	1,408	524
Foreign currency (loss) gain	(33)	221
Total other income	1,500	743

Loss before income taxes	(21,475)	(8,734)
Recovery of income taxes	2,273	—
Net loss	(19,202)	(8,734)

OTHER COMPREHENSIVE LOSS
Unrealized (loss) gain on available-for-sale securities, net of taxes	(376)	597

Comprehensive loss	$(19,578)	$(8,137)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.08)	$(0.07)
Weighted average common shares outstanding:
- basic and diluted	233,994	128,914

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,133	$13,416
Short-term investments	3,095	3,933
Marketable equity securities - note 3	1,104	1,480
Gold and silver bullion (market value - 2012 - $21,397; 2011 - $24,483) - note 4	17,922	22,810
IVA taxes receivable	3,962	2,983
Other inventories	2,379	139
Prepaid and other current assets	3,751	3,122
Total current assets	73,346	47,883

Mineral property interests - note 5	842,732	245,454
Restrictive time deposits for reclamation bonding - note 5	5,190	5,190
Investment in Minera Santa Cruz S.A. - note 6	226,197	—
Property and equipment, net - note 7	14,472	11,772
Other assets	56	56
TOTAL ASSETS	$1,161,993	$310,355

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,678	$5,612
Current portion of asset retirement obligation - note 5	458	512
Total current liabilities	9,136	6,124

Asset retirement obligation, less current portion - note 5	5,941	5,741
Deferred income tax liability - note 2	274,630	78,786
Other liabilities	400	400
Total liabilities	$290,107	$91,051

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 161,839 shares as of March 31, 2012 and 136,572 shares as of December 31, 2011 issued and outstanding
Exchangeable: Series B: 103,523 shares as of March 31, 2012 and nil shares as of December 31, 2011 issued and outstanding
Exchangeable: Series A: 2,528 shares as of March 31, 2012 and 3,181 shares as of December 31, 2011 issued and outstanding	1,285,991	613,831
Accumulated deficit	(412,440)	(393,238)
Accumulated other comprehensive loss	(1,665)	(1,289)
Total shareholders’ equity	871,886	219,304

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,161,993	$310,355

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
	(in thousands)
Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	471	—	—	471
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	28	78	—	—	78
Exercise of stock options from 2007 acquisition	35	202	—	—	202
Shares issued for Mexico mining concessions	41	325	—	—	325
Unrealized gain on marketable equity securities	—	—	597	—	597
Net loss	—	—	—	(8,734)	(8,734)
Balance, March 31, 2011	139,540	$610,880	$854	$(340,100)	$271,634

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	1,573	—	—	1,573
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Exercise of stock options	17	15	—	—	15
Exercise of stock options from Minera Andes Inc.	747	2,500	—	—	2,500
Shares issued for Mexico mining concessions	42	226	—	—	226
Unrealized loss on marketable equity securities	—	—	(376)	—	(376)
Net loss	—	—	—	(19,202)	(19,202)
Balance, March 31, 2012	267,890	$1,285,991	$(1,665)	$(412,440)	$871,886

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For Three Months Ended
	March 31,
	2012	2011
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(16,512)	$(9,254)
Interest received	125	9
Cash used in operating activities	(16,387)	(9,245)
Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	36,337	—
Short-term investments (net)	838	—
Acquisition of mineral property interests	(392)	(226)
Additions to property and equipment	(1,274)	(396)
Proceeds from disposal of property and equipment	2	23
Investment in gold and silver bullion	—	(30,169)
Proceeds from sale of gold and silver bullion	6,296	2,173
Cash provided by (used in) investing activities	41,807	(28,595)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	105,415
Exercise of stock options and warrants	2,515	280
Cash provided by financing activities	2,515	105,695
Effect of exchange rate change on cash and cash equivalents	(218)	368
Increase in cash and cash equivalents	27,717	68,223
Cash and cash equivalents, beginning of period	13,416	6,818
Cash and cash equivalents, end of period	$41,133	$75,041

Reconciliation of net loss to cash used in operating activities:
Net loss	$(19,202)	$(8,734)
Adjustments to reconcile net loss from operating activities:
Income on investment in Minera Santa Cruz S.A.	(1,198)	—
Deferred income taxes	(2,273)	—
Gain on sale of gold and silver bullion	(1,408)	(524)
(Gain) loss on disposal of property and equipment	(2)	(10)
Stock-based compensation	1,573	471
Accretion of asset retirement obligation	112	129
Depreciation	221	120
Foreign exchange loss (gain)	218	(368)
Change in non-cash working capital items:
Increase in other assets related to operations	(2,020)	(1,153)
Dividend receivable obtained from acquisition of Minera Andes Inc.	9,363	—
(Increase) decrease in liabilities related to operations	(1,771)	824
Cash used in operating activities	$(16,387)	$(9,245)

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (the “Company” or “McEwen Mining”) was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver. On January 24, 2012, the Company changed its name from US Gold Corporation to McEwen Mining Inc. after the completion of the acquisition, by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada, of Minera Andes Inc. (“Minera Andes”).

As a result of the acquisition of Minera Andes, the Company acquired a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the San José Silver-Gold Mine in Santa Cruz, Argentina; a 100% interest in the Los Azules Copper Deposit in San Juan, Argentina, and a large portfolio of exploration properties in Santa Cruz, Argentina.  The San José Mine is operated by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’).

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, the consolidated balance sheets as at March 31, 2012 (unaudited) and December 31, 2011, the unaudited consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2012 and 2011, and the unaudited consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2011.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Significant Accounting Policies

Business Combinations - The Company accounts for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations.  The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities.  The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.  Transaction costs are expensed as incurred and are reported on the Acquisition costs line within the Consolidated Statements of Operations and Comprehensive Loss.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments — Equity Method and Joint Ventures - The Company accounts for investments over which the Company exerts significant influence using the equity method of accounting pursuant to ASC Topic 323 — Investments, Equity Method and Joint Ventures.  Under this method, the Company’s share of earnings and losses is included in the Consolidated Statement of Operations and Loss and the balance of the investment is adjusted by a like amount.  Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income.  Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

IVA taxes receivable — In Mexico, value added taxes (IVA) are assessed on purchases of materials and services and sales of products.  Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.  In Argentina, the Company expenses all IVA as its recoverability is uncertain.

Other Inventories - Other inventories include materials and supplies.  Materials and supplies inventories are comprised of chemicals, reagents and consumable parts used in drilling and other operating activities.  They are valued at the lower of average cost or net realizable value.  Cost includes applicable taxes and freight.

Proven and Probable Reserves - The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

As of March 31, 2012, except for the Company’s 49% interest in the San José Mine, none of the Company’s other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

Design, Construction, and Development Costs - Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves.  The Company classifies the Phase 1 development of the El Gallo Complex as an exploration stage project since no proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed.

Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves. If a project commences commercial production, amortization and depletion of capitalized costs for such equipment would be computed on a unit-of-production basis over the expected reserves of the project based on estimated recoverable ounces.

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized.  Costs of start-up activities and costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations as incurred.  Costs of abandoned projects are charged to operations upon abandonment.  All capitalized costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

As of March 31, 2012, except for the Company’s 49% interest in the San José Mine, none of the Company’s other properties capitalizes development costs as no proven and probable reserves exists.

Property and Equipment - Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost.  Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.  Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years.  All mining equipment is depreciated using the units-of-production method based upon estimated proven and probable reserves.

Impairment of Long-Lived Assets - The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded.  Mineral properties are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.  The Company uses the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material.  The Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves.  As such, the appropriate evidence to perform estimates of future cash flows is not available and may not be accurate in supporting the Company’s long-lived assets.  For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.  For the recently acquired Santa Cruz exploration properties, the Company has separated its properties into two regions, due to their physical separation, for the purposes of impairment testing. The two regions are Cerro Negro and Other Santa Cruz exploration properties.

Recently Adopted Accounting Pronouncements

Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in a fair value measurement that is categorized in Level 3 of the fair value hierarchy.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2   BUSINESS ACQUISITION

On January 24, 2012, the Company completed the acquisition of Minera Andes (“the Arrangement”) through a court-approved plan of arrangement under Alberta, Canada law, under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of the Company.

The Company’s management and Board of Directors believes that the combination with Minera Andes is in the best interests of the Company and its shareholders because the combined company is expected to have a stronger combined cash position and balance sheet, sources of revenue, active mining operations, enhanced trading liquidity, a significant growth profile, industry leading costs, an expanded exploration program and additional technical expertise.

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares McEwen Mining Minera Andes Acquisition Corporation (“2012 Exchangeable Shares”), an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 2012 Exchangeable Shares.  After closing of the Arrangement, the name of the Company was changed to McEwen Mining Inc.  The Company’s common stock began trading on the NYSE and TSX under the symbol “MUX” and the 2012 Exchangeable Shares began trading on the TSX under the symbol “MAQ” on January 27, 2012.

As a result of the Arrangement and on the date of closing, the combined company was held approximately 52% by then - existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. On a diluted basis, the combined company was held approximately 53% by existing McEwen Mining shareholders and 47% by former Minera Andes shareholders.

In June 2011, Robert R. McEwen, the Company’s Chairman, President, Chief Executive Officer and largest shareholder and then also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement.  In connection with the Arrangement, Mr. McEwen received approximately 38.7 million 2012 Exchangeable Shares.  Mr. McEwen owns approximately 25.1% of the shares of the Company.

The 2012 Exchangeable Shares are exchangeable for the Company’s common stock on a one-for-one basis.  Optionholders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of the Company’s common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share.  The option life and vesting period of the replacement options has not changed from the option life granted under the Minera Andes option plan.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 2   BUSINESS ACQUISITION (Continued)

The estimated fair value of the vested portion of the replacement options of $3.2 million have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below.

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

January 24, 2012
Risk-free interest rate	0.02% to 0.39%
Dividend yield	n/a
Volatility factor of the expected market price of common stock	46% to 77%
Weighted-average expected life of option	1.4 years

The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer.  The measurement of the purchase consideration was based on the market price of the Company’s common stock on January 24, 2012, which was $5.22 per share.  The total purchase price, including the fair value of the options, amounted to $667.8 million.  The total transaction costs incurred through March 31, 2012 by the Company was $5.3 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.4 million for the quarter ended March 31, 2012 in acquisition costs in the Consolidated Statements of Operations and Comprehensive Loss.

The allocation of the purchase price on a preliminary basis, based on approximate fair value of assets acquired and liabilities assumed, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining Minera Andes Acquisition Corp. issued on acquisition	$664,671
Stock options to be exchanged for options of McEwen Mining	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	596,626
Investment in Minera Santa Cruz S.A.	224,999
Equipment	1,647
Accounts payable	(4,836)
Deferred income tax liability	(198,117)
$667,846

The purchase consideration for the mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $566.0 million.  This amount has been applied to increase the carrying value of mineral property interests for accounting purposes.  However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value.  The resulting estimated deferred income tax liability associated with this temporary difference is approximately $198.1 million, which is included in the deferred income tax liability balance of $274.6 million on the Consolidated Balance Sheet as at March 31, 2012.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 2   BUSINESS ACQUISITION (Continued)

For the purposes of the Company’s financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared.  The allocation is still preliminary and is subject to change.

Unaudited Pro Forma Results

ASC Topic 805 requires supplemental information on a pro forma basis to disclose the results of operations for the interim period as though the business combination had been completed as of the beginning of the periods being reported.

The following table sets forth on a pro forma basis, the results of operations for McEwen Mining, had the acquisition of Minera Andes been completed on January 1, 2012 and 2011 (in thousands):

Three months ended March 31, 2012	McEwen Mining	Minera Andes (a)	Combined

Revenue	$1,198	$4,979	$6,177
Net (loss) income for the period	(19,202)	3,984	(15,218)

Three months ended March 31, 2011	McEwen Mining	Minera Andes	Combined

Revenue	$—	$12,661	$12,661
Net (loss) income for the period	(8,734)	12,712	3,978

(a)          First quarter 2012 represents the results of Minera Andes’ operations from January 1, 2012 through January 24, 2012, closing date of the acquisition. Beginning January 25, 2012, the results of Minera Andes’ operations are included in McEwen Mining’s consolidated financial statements.

NOTE 3   MARKETABLE EQUITY SECURITIES

These securities are valued at fair value.  Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive (loss)) that is reported as a separate line item in the shareholders’ equity section of the balance sheet.  The gains and losses on available-for-sale securities are not reported on the statement of operations until the securities are sold or are other than temporarily impaired.

Changes in the Company’s holdings of marketable securities for the three months ended March 31, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2012	2011
Opening Balance	$1,480	$4,576
Purchases	—	284
Proceeds from sale	—	(1,853)
Gain on sale	—	19
Unrealized loss	(376)	(1,546)
Ending Balance	$1,104	$1,480

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 4   GOLD AND SILVER BULLION

The Company invested a portion of its cash in physical gold and silver bullion.  Below is the balance of its holdings of gold and silver as at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
# of ounces	4,034	452,952	5,656	552,812
Average cost per ounce	$1,278.63	$28.18	$1,278.63	$28.18
Total cost	$5,158	$12,765	$7,232	$15,579
Fair value per ounce	$1,662.50	$32.43	$1,574.50	$28.18
Total fair value	$6,707	$14,690	$8,905	$15,579

The fair value of gold and silver was based on the daily London P.M. fix as at March 31, 2012 and December 31, 2011.  Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

During the first quarter of 2012, the Company sold 1,622 ounces of gold and 99,860 ounces of silver with a cost of $2.1 million and $2.8 million, respectively.  Changes in the Company’s holdings of gold and silver for the three months ended March 31, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Three Months Ended March 31,			Year Ended December 31,
	2012			2011
	Gold	Silver	Total	Gold	Silver	Total
Opening Balance	$7,232	$15,578	$22,810	$4,569	$—	$4,569
Purchases	—	—	—	7,387	23,912	31,299
Proceeds from sale	(2,732)	(3,564)	(6,296)	(6,218)	(5,521)	(11,739)
Gain on sale	658	750	1,408	1,494	581	2,075
Unrealized loss	—	—	—	—	(3,394)	(3,394)
Ending Balance	$5,158	$12,764	$17,922	$7,232	$15,578	$22,810

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

At March 31, 2012, the Company holds mineral interests in Nevada, mineral rights in Argentina and mineral concession rights in Mexico, including the El Gallo complex.  The Magistral Mine is a former producing gold mine located within the El Gallo complex which has been held on a care and maintenance basis since 2005.  In August 2011, the Company announced that it would put the Magistral Mine back into production as Phase 1 of mining operations at the El Gallo complex, with mining expected to commence at the end of the second quarter of 2012.

As a result of the acquisition of Minera Andes, as discussed in Note 2 above, the Company increased its mineral property interests by $597.3 million to $842.7 million as at March 31, 2012 from $245.5 million at the end of 2011.  The values for the mineral properties from Argentina noted below are on a preliminary basis.

The following table summarizes all of the Company’s mineral property interests in Nevada, Argentina and Mexico (in thousands):

Name of Property/Complex	State/Province	Country	Carrying Value ($)
Tonkin Complex	Nevada	United States	$52,415
Gold Bar Complex	Nevada	United States	$77,012
Limo Complex	Nevada	United States	$50,098
Battle Mountain Complex	Nevada	United States	$31,106
Other United States Properties	Nevada	United States	$22,009
Los Azules Copper Project	San Juan	Argentina	$486,114
Other Argentina Exploration Properties	San Juan	Argentina	$7,819
Cerro Negro Region	Santa Cruz	Argentina	$80,889
Other Argentina Exploration Properties	Santa Cruz	Argentina	$19,194
Other Argentina Exploration Properties	Catamarca	Argentina	$2,362
Other Argentina Exploration Properties	Chubut	Argentina	$248
El Gallo Complex	Sinaloa	Mexico	$9,371
Other Mexico Exploration Properties	Sinaloa	Mexico	$4,095
Other Mexico Exploration Properties	Nayarit	Mexico	$—
Total			$842,732

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral Mine in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.  As at March 31, 2012, the closure plan has already been approved by the NDEP but is still currently under review by the BLM.  It is possible that this reclamation plan cost estimate and bonding requirement may increase as a result of its review.  The Company, however, is unable to estimate possible increases at this time. The costs of undiscounted projected reclamation of the Magistral Mine are currently estimated at $4.6 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2012 and December 31, 2011, had cash bonding in place of $5.2 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Changes in the Company’s asset retirement obligations for the three months ended March 31, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2012	2011
Asset retirement obligation liability- opening balance	$6,253	$6,153
Settlements	—	(82)
Accretion of liability	112	524
Adjustment reflecting updated estimates	34	(342)
Asset retirement obligation liability - ending balance	$6,399	$6,253

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three months ended March 31, 2012 or the year ended December 31, 2011 related to the capitalized asset retirement cost since the properties were not in operation.  Reclamation expenditures are expected to be incurred between 2012 and 2040.  As at March 31, 2012 and December 31, 2011, the current portion of the asset retirement obligation was $0.5 million.

NOTE 6   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

As discussed above in Note 2, the Company acquired a 49% interest in MSC, owner of the San José Silver-Gold Mine in Santa Cruz, Argentina.  The Company’s share of earnings and losses from its investment in MSC is included in the Consolidated Statement of Operations and Comprehensive Loss and includes 49% of MSC’s net income of $8.2 million for the period ended March 31, 2012.  Since the acquisition closed on January 24, 2012, MSC reported to the Company only its net income from January 25, 2012 to March 31, 2012.

The change in the Company’s investment in MSC is summarized as follows:

As at
March 31, 2012
(in thousands)

Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	224,999
Income from equity investment	4,002
Amortization of fair value increments	(2,804)
Investment in MSC, end of period	$226,197

Period Ended
March 31, 2012
(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	40,228
Net income - MSC 100%	8,167
McEwen Mining’s portion - 49%	4,002
Net income on investment in MSC	$4,002

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 7   PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trucks and trailers	$1,817	$1,247
Office furniture and equipment	985	638
Drill rigs	2,740	998
Building	1,263	853
Land	8,619	8,619
Mining equipment	956	956
Inactive milling equipment	778	778
Subtotal	$17,158	$14,089
Less: accumulated depreciation	(2,686)	(2,317)
Total	$14,472	$11,772

As a result of the acquisition of Minera Andes, the Company increased its net property and equipment by $1.6 million.  In addition, during the first quarter of 2012, the Company invested an additional $1.0 million in drill rigs and accessories in Argentina.

NOTE 8   SHAREHOLDER’S EQUITY

At the January 19, 2012 special meeting, the shareholders approved the Second Amended and Restated Articles of Incorporation which, among other things, increased the authorized capital of the Company to 500,000,000 shares of common stock, one Share of Series A Special Voting Preferred Stock, and one share of Series B Special Voting Preferred Stock.

As discussed in Note 2 above, on January 24, 2012, the Company issued 127.3 million 2012 Exchangeable Shares in connection with the acquisition of Minera Andes.

During the three months ended March 31, 2012, 24.5 million exchangeable shares were converted into common stock, of which, 23.8 million were related to the 2012 Exchangeable Shares.  At March 31, 2012, total outstanding exchangeable shares not exchanged totaled 106.1 million.

On March 26, 2012, the Company announced that its subsidiary, US Gold Canadian Acquisition Corporation, has established a redemption date of May 30, 2012, in respect of all of its outstanding exchangeable shares relating to the acquisitions from 2007 (“2007 Exchangeable Shares”). As at March 31, 2012, the total outstanding 2007 Exchangeable Shares were 2.5 million, which was included in the 106.1 million noted above.

During the three months ended March 31, 2012, the Company issued 0.8 million shares of common stock upon exercise of stock options under the Equity Incentive Plan as well as for exercise of stock options assumed by the Company in the acquisition of Minera Andes, at exercise prices ranging from $0.91 to $3.35 per share for proceeds of $2.5 million.  During the same period, the Company issued 41,500 shares of common stock as part payment for mining concessions in Mexico.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 9   STOCK-BASED COMPENSATION

On January 19, 2012, at a special meeting of shareholders, the Company’s shareholders approved amendments to the Equity Incentive Plan to, among other things, increase the number of shares of common stock reserved for issuance thereunder from 9 million to 13.5 million shares.

During the first quarter of 2012, the Company granted 0.3 million of stock options to the Company’s Chief Operating Officer, as part of his employment contract, at an exercise price of $5.80 per share.  During the same period in 2011, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.9 million shares of common stock at an exercise price of $7.10 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three months ended March 31, 2012 and March 31, 2011, the Company recorded stock option expense of $1.6 million and $0.5 million, respectively, related to the service period.  The stock option expense reported during the 2012 period also included $0.7 million resulting from stock options assumed by the Company in the acquisition of Minera Andes.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three months ended March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011
Risk-free interest rate	0.97%	2.33% to 3.43%
Dividend yield	n/a	n/a
Volatility factor of the expected market price of common stock	75%	90% to 99%
Weighted-average expected life of option	6.0 years	6.7 years
Weighted-average grant date fair value	$3.80	$5.79

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 9   STOCK-BASED COMPENSATION (Continued)

The following tables summarize information about stock options outstanding and exercisable at March 31, 2012 for the Company’s Option Plan, the replacement options from the acquisition of Nevada Pacific Gold Ltd. in 2007, and the replacement options from the acquisition of Minera Andes in 2012. C$ refers to Canadian dollars.

McEwen Mining

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$0.00-$2.00	1,449,000	$1.06	6.69	1,449,000	$1.06	6.69
$2.01-$4.00	1,314,000	$2.50	6.19	1,087,334	$2.50	5.84
$4.01-$6.00	366,500	$5.66	9.00	66,500	$5.01	5.20
$6.01-$8.31	1,023,500	$7.19	8.61	392,163	$7.33	8.04

Nevada Pacific Gold Ltd.

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average		Remaining		Average		Remaining
Range of	Number	Exercise		Contractual	Number	Exercise		Contractual
Exercise Price	Outstanding	Price		Life (Years)	Exercisable	Price		Life (Years)
C$0.00-C$5.00	271,543	C$	4.54	4.01	271,543	C$	4.54	4.01
C$5.01-C$6.70	123,050	C$	5.96	2.76	123,050	C$	5.96	2.76

Minera Andes

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average		Remaining		Average		Remaining
Range of	Number	Exercise		Contractual	Number	Exercise		Contractual
Exercise Price	Outstanding	Price		Life (Years)	Exercisable	Price		Life (Years)
C$0.00-C$2.22	355,500	C$	1.64	1.79	342,000	C$	1.64	1.77
C$2.23-C$3.02	615,150	C$	2.38	2.86	259,049	C$	2.52	2.50

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 10   RELATED PARTY TRANSACTIONS

Ending in 2011, the Company had a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities.  Mr. McEwen is also the Chief Executive Officer and Director of 208.   Effective January 2012, the Company no longer requires the services agreement with 208 as those costs are now paid directly by the Company.  During the three months ended March 31, 2011, the Company incurred and paid $23,353 under the agreement.

Beginning in the second quarter of 2010, an aircraft owned and operated by Lexam L.P. (of which Mr. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice.

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

For the three months ended March 31, 2012, the Company incurred and paid $39,893 (2011 - $48,643) to Lexam L.P. for the use of this aircraft.

Each of the above agreements were approved or ratified by the independent members of the Company’s Board of Directors.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 11   OPERATING SEGMENT REPORTING

McEwen Mining is engaged in the exploration for and production of precious metals in the U.S., Mexico and Argentina. The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for and production of precious metals.  Operations not actively engaged in the exploration for, or production of precious metals, are aggregated at the corporate level for segment reporting purposes.

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended March 31, 2012
Income on investment in Minera Santa Cruz S.A.	$1,198	$—	$—	$—	$1,198
Exploration costs	4,805	4,755	1,814	410	11,784
Mine construction and development costs	—	4,363	—	—	4,363
Operating loss	(4,274)	(10,815)	(2,329)	(5,557)	(22,975)
As at March 31, 2012
Investment in Minera Santa Cruz S.A.	226,197	—	—	—	226,197
Mineral property interests	596,626	13,466	232,640	—	842,732
Total assets	845,488	37,594	238,051	40,860	1,161,993

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended March 31, 2011
Exploration costs	—	$4,839	$1,808	$262	$6,909
Operating loss	—	(5,893)	(1,799)	(1,785)	(9,477)
As at December 31, 2011
Mineral property interests	—	$12,750	$232,704	$—	$245,454
Total assets	—	33,899	238,402	38,054	310,355

NOTE 12   FAIR VALUE ACCOUNTING

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 12   FAIR VALUE ACCOUNTING (Continued)

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$41,133	$41,133	$—	$—
Short-term investments	3,095	3,095	—	—
Marketable equity securities	1,104	751	353	—
	$45,332	$44,979	$353	$—
Liabilities:
Accounts payable and accrued liabilities	$8,678	$8,678	$—	$—

	Fair Value as at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$13,416	$13,416	$—	$—
Short-term investments	3,933	3,933	—	—
Marketable equity securities	1,480	897	583	—
	$18,829	$18,246	$583	$—
Liabilities:
Accounts payable and accrued liabilities	$5,612	$5,612	$—	$—

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The fair value of these balances approximates the carrying amounts due to their short-term nature and historically negligible credit losses.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

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

The fair value of accounts payable and accrued liabilities approximates the carrying amounts due to their short-term nature.

NOTE 13   COMPARATIVE FIGURES

Certain prior year information was reclassified to conform with the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of May 3, 2012 for the foreseeable future. It also analyzes our financial condition at March 31, 2012 and compares it to our financial condition at December 31, 2011.  Finally, the discussion analyzes our results of our operations for the three months ended March 31, 2012 and compares those results to the three months ended March 31, 2011.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2011.

Overview

Business

McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.  On January 24, 2012, we changed our name from US Gold Corporation to McEwen Mining Inc. after the completion of the acquisition, by way of a statutory plan of arrangement pursuant to the laws of the Province of Alberta, Canada, of Minera Andes Inc (“Minera Andes”).   Our principal assets consists of our 49% interest in the San José mine in Santa Cruz, Argentina; the El Gallo Complex in Sinaloa, Mexico; the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

In this report, Au represents gold, Ag represents silver, oz represents ounce, opt represents troy ounces per short ton, gpt represents grams per metric tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square.  All of our financial information is reported in United States (“U.S.”) dollars, unless otherwise noted.

Corporate Development Activities

Business Acquisition

On January 24, 2012, we completed the acquisition of Minera Andes (“Arrangement”) through a court-approved plan of arrangement under Alberta, Canada law, under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of McEwen Mining.

Our management and Board of Directors believes that the combination with Minera Andes is in the best interests of our company and our shareholders because the combined company is expected to have a stronger combined cash position and balance sheet, sources of revenue, active mining operations, enhanced trading liquidity, a significant growth profile, industry leading costs, an expanded exploration program and additional technical expertise.

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining, Minera Andes Acquisition Corporation (“2012 Exchangeable Shares”), an indirect wholly-owned Canadian subsidiary of McEwen Mining, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 2012 Exchangeable Shares.  Our common stock began trading on the NYSE and TSX under the symbol “MUX” and the 2012 Exchangeable Shares began trading on the TSX under the symbol “MAQ” on January 27, 2012.

In June 2011, Robert R. McEwen, our Chairman, President, Chief Executive Officer and largest shareholder and then also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement.  In connection with the Arrangement, Mr. McEwen received approximately 38.7 million 2012 Exchangeable Shares.  Mr. McEwen owns approximately 25.1% of the shares of the Company.

As a result of the Arrangement and on the date of closing, the combined company was held approximately 52% by then-existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. On a diluted basis, the combined company was held approximately 53% by existing McEwen Mining shareholders and 47% by former Minera Andes shareholders.

The 2012 Exchangeable Shares are exchangeable for our common stock on a one-for-one basis.  Optionholders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of our common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share.  The option life and vesting period of the replacement options has not changed from the option life granted under the Minera Andes option plan.

The estimated fair value of the vested portion of the replacement options of $3.2 million have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below.

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

January 24, 2012
Risk-free interest rate	0.02% to 0.39%
Dividend yield	n/a
Volatility factor of the expected market price of common stock	46% to 77%
Weighted-average expected life of option	1.4 years

The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with McEwen Mining being identified as the acquirer.  The measurement of the purchase consideration was based on the market price of our common stock on January 24, 2012, which was $5.22 per share.  The total purchase price, including the fair value of the options, amounted to $667.8 million.  The total transaction costs incurred through March 31, 2012 by us was $5.3 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.4 million for the quarter ended March 31, 2012 in acquisition costs in the Consolidated Statements of Operations and Comprehensive Loss.

The allocation of the purchase price on a preliminary basis, based on the estimated fair value of assets acquired and liabilities assumed, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining Minera Andes Acquisition Corp. issued on acquisition	$664,671
Stock options to be exchanged for options of McEwen Mining	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	596,626
Investment in Minera Santa Cruz S.A.	224,999
Equipment	1,647
Accounts payable	(4,836)
Deferred income tax liability	(198,117)
$667,846

For the purposes of our financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared.  The allocation is still preliminary and could be subject to change.  Mineral property interests acquired relate primarily to the Los Azules Copper Project while the Investment in Minera Santa Cruz S.A. reflects the 49% ownership of the San José Mine.  The deferred income tax liability arises due to the excess of the fair market values reflected herein compared to the underlying tax values of those assets.

Dividend Payment

As a result of the acquisition of Minera Andes, we also acquired a dividend receivable of $9.4 million reported by Minera Andes as at December 31, 2011.

On February 24, 2012, Minera Santa Cruz S.A. (“MSC”), owner of the San José Mine, made its first dividend payment in the company’s history; our portion of the dividend amounted to $9.4 million.

Exploration and Development Activities

El Gallo Complex, Mexico

As of April 30, 2012, approximately 65% of the capital required to complete El Gallo Phase 1 has been spent. Key areas of advancement include the crushing plant (60% complete), process plant (60% complete), and heap leach pad expansion (50% complete).  Since December 2011, 190,500 tonnes of material averaging 1.29 gpt gold has been stockpiled for future processing.

During the first quarter of 2012, 46,053 ft (14,037 m) of diamond drilling was completed at the El Gallo Complex.  The main areas of focus included the Palmarito and Mina Grande deposits.  Drilling in both areas is ongoing and results will be released by the end of May 2012.  Renewed exploration within the El Gallo Phase 1 area started in April 2012.  This drilling is focused on expanding on isolated drill holes that encountered large intersections of lower grade gold mineralization that could potentially be processed at the heap leach facilities currently under construction.

Los Azules Copper Project, Argentina

During the first quarter of 2012, drilling at the project was slow due to difficult ground conditions and equipment problems.  A total of 2,835 meters was drilled during the field season which ran from early January to late April and fell short of the 8,000 meters that was originally planned.  Most of the drill holes started were unable to reach their target depth.  We expect to report assay results from the drilling during the second quarter of 2012 and provide an updated resource estimate for the project by June 30, 2012.

In order to solve the problems encountered with the recent drilling at Los Azules, we signed a contract with a drilling company to provide us four core drills considerably more powerful than the ones used this season.  We anticipate starting the upcoming drill season in October 2012, weather permitting.

Los Azules Copper Project, Argentina - TNR Dispute

The Los Azules properties are located in the high Andes within the San Juan region of Argentina. Minera Andes, a wholly-owned subsidiary of McEwen Mining, has held exploration and mineral exploitation rights to properties in the Los Azules region (the ‘‘Minera Andes Properties’’) since the late 1990s.  In the early 2000s, the exploration and exploitation rights to the properties north of the Minera Andes Properties (the ‘‘Solitario Properties’’) were held by Solitario, a wholly-owned subsidiary of TNR Gold, a junior mining company based in Vancouver, British Columbia, Canada.

The Los Azules litigation was commenced in the Supreme Court of British Columbia, Canada as follows:

a)             TNR Gold Corp. and Solitario Argentina S.A. [Plaintiffs] v. MIM Argentina Exploraciones S.A., Minera Andes Inc., Minera Andes S.A., Los Azules Mining Inc. and Andes Corporacion Minera S.A. [Defendants]  (Court File No. S-084670, Vancouver Registry) initiated June 30, 2008. Minera Andes was joined as a Defendant in this proceeding in September 2010, consolidated in April 2012 with Minera Andes S.A., Minera Andes Inc., Los Azules Mining Inc. and Andes Corporacion Minera S.A. [Plaintiffs] v. TNR Gold Corporacion and Solitario Argentina S.A. [Defendants] (Court File No. VLC-S-S-102992) initiated April 1, 2010.

While the proceedings were commenced separately, these proceedings have been consolidated, and the pleadings amended, so that all issues will be heard together under a newly assigned case management judge anticipated to be in November 2012.  The following is a non-exhaustive summary of the claims made by the plaintiffs in respect of these actions.

There are essentially four issues raised by the Los Azules litigation which can be generally described as follows:

a)             The Expenditure Requirement Issue. Whether or not Xstrata Copper made the development expenditures required for the proper exercise of the option agreement between Xstrata and Solitario (the ‘‘Xstrata-Solitario Option Agreement’’), whether or not Minera Andes or its subsidiaries engaged in intentional interference with economic relations pertaining to those expenditures, and what remedies, if any, flow as a result. TNR asks, among other things, for an order that the Solitario Properties be conveyed to it;

b)             The Back-in Right Issue. Whether or not Solitario has a contractual ‘back-in’ right to purchase a 25% equity position in the Solitario Properties currently owned by Minera Andes pursuant to the Xstrata-Solitario Option Agreement or as that Agreement may be rectified by the court. If a ‘back-in’ right exists and it cannot be performed, TNR seeks damages;

c)              The Waiver Issue. Whether TNR can waive the requirement that a feasibility study be completed prior to its having the right to ‘back in’ to 25% of the equity of the Solitario Properties. If the requirement for a feasibility study could be waived, but the ‘back-in’ right can no longer be performed, TNR seeks damages as an alternative remedy. Otherwise, TNR seeks performance of the ‘back-in’ right; and

d)             The Escorpio IV Issue. Whether or not a certain property described as ‘Escorpio IV’ was included in the property optioned by Xstrata under the Xstrata-Solitario Option Agreement.

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

•                  The 36-month period following the exercise of the option expired on April 23, 2010 and no feasibility study had been completed on the Los Azules project and Minera Andes is of the position that Solitario’s back-in right also expired on April 23, 2010.

•                  Expenditure Requirement Claim. As a condition of exercising the option under the Xstrata-Solitario Option Agreement, Xstrata was required to make five option payments over a five-year period. In addition, Xstrata was also required to spend a total of $1 million in exploration expenditures in respect of the Solitario Properties. TNR now disputes that the expenditure obligation had been met and, therefore, that the option was properly exercised. In May 2011, TNR was granted leave by the Supreme Court of British Columbia to amend its pleadings to include a new cause of action related to whether Xstrata met the expenditure requirements under the Xstrata-Solitario Option Agreement so as to properly exercise the option over the Solitario Properties on April 23, 2007. More specifically, TNR claims that Xstrata never incurred the necessary expenditures to entitle it to exercise the option because some of the expenditures, particularly those related to drilling activity were not located on the Solitario Properties, but instead were located on the property to the south.  Minera Andes rejects TNR’s claim that insufficient expenditures were made. As part of this claim, TNR seeks the following relief:

•                  A declaration that the exercise of the option by Xstrata was a nullity;

•                  A constructive trust in favor of Solitario as constructive trustee over the Solitario Properties;

•                  An order that Minera Andes take all necessary steps to transfer ownership of the Solitario Properties to

Solitario; and

•                  Damages against Minera Andes for breach of contract and intentional interference with Solitario’s economic relations.

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

•                  Waiver Claim. In addition, on April 23, 2010, Solitario delivered notice of exercise of the back-in right and waiver of the condition of the completion of the feasibility study and claimed that it had the right to back-in to the Solitario Properties prior to the expiry of the option period on the basis that they could waive the requirement that a feasibility study be completed.

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

If TNR is successful in any of its claims against Minera Andes, this could have a significant and material negative impact on the ability of McEwen Mining to further develop the value of the Los Azules Project.

Santa Cruz Exploration, Argentina

Drilling permits for the Celestina project in Santa Cruz were received at the end of the first quarter and percussion drilling is currently underway.  We have submitted additional drilling permits to target potential extensions of mineralized veins from Goldcorp’s Cerro Negro project onto our adjoining property.  Due to recent labor distributions inside the provincial government, these additional permits are not expected to be approved until the end of June 2012

Results of Operations — MSC

Overview

The following discussion is related only to MSC and is disclosed on a 100% basis of which we own 49% and is accounted for using the equity method.  Furthermore, this discussion is based on the results of the entire quarter whereas the Company has only recorded income from our equity investment for the 66 day period from January 25, 2012 to March 31, 2012.  MSC, the entity which owns and operates the San José Mine, is responsible for and has supplied to us all reported results and operational updates from the San José Mine.

For the three months ended March 31, 2012, MSC reported net income of $18.3 million.  The amortization of the fair value increments arising from the preliminary purchase price allocation reduced the current reported net income from MSC by $5.7 million.

For the three months ended March 31, 2012, sales decreased by 12% as compared to the same period in 2011, primarily as a result of zero sales in gold and silver doré due to delays in shipments to refineries during the quarter due to the renegotiation of refinery contracts affecting approximately 30% of first quarter production.  The revised contracts were finalized in April and full sales resumed accordingly.  The decrease in doré shipments was partially offset by a significant increase in realized gold prices of 28% from $1,362 in the first quarter of 2011 to $1,737 in the first quarter of 2012.

During the three months ended March 31, 2012, production was 20,357 ounces of gold and 1,355,678 ounces of silver.  This represented a decrease of 5% for gold production and 11% for silver production compared to production of 21,410 ounces of gold and 1,522,000 ounces of silver in the same period in 2011.  The reduction was attributable to a slight reduction in tonnage combined with lower grades of gold and silver ore processed during the quarter compared to the same period in 2011.  In addition, metallurgical recoveries decreased to 92% for gold and 88% for silver in the first quarter of 2012 compared to 96% for gold and 91% for silver in the same period in 2011.

The following table sets out production totals, operating cash costs and production cash costs (on a co-product basis) of the San José Mine for the first quarter of 2012 and all of 2011, and they are considered to be non-GAAP measures (see non-GAAP measures, page 30).

	Q1 2012	Year 2011	Q4 2011	Q3 2011	Q2 2011	Q1 2011
Tonnes processed (‘000)	116	463	127	124	98	114
Ounces silver produced (‘000)	1,356	5,870	1,454	1,562	1,332	1,522
Ounces gold produced (‘000)	20	81	21	21	18	21
Operating cash cost (‘000)	23,258	85,133	23,108	23,024	18,382	20,619
Operating cash cost/tonne ($/t)	201	184	182	185	187	181
Total cash cost/oz Au ($/oz)	697	587	689	622	527	514
Total cash cost/oz Ag ($/oz)	13.90	13.13	13.10	14.00	13.56	11.70

Sales

Net sales realized by MSC from the sale of gold and silver for the period ended March 31, 2012 totaled $59.8 million as compared to $67.8 million for the same period in 2011, a decrease of $8.0 million or 12%, which was mainly due to a 5% decrease in gold production and a 11% decrease in silver production, and zero sales in doré during the 2012 period.

	Sales ($ ‘000)		Sales (Oz ‘000)
	2012	2011	2012		2011
			Au	Ag	Au	Ag
Q1	59,764	67,823	14	1,032	18	1,342
Q2	—	88,166	—	—	22	1,584
Q3	—	80,147	—	—	18	1,410
Q4	—	89,166	—	—	25	1,750
Total	59,764	325,302	14	1,032	83	6,086

The average gross sale price for gold sold in the first quarter of 2012 was $1,737 per ounce, an increase of 28% compared to $1,362 per ounce received in the same period in 2011.  In comparison, the average London P.M. fix price for gold increased by 22% to $1,691 per ounce during the first quarter of 2012, as compared to $1,386 per ounce for the same period in 2011.

The average weighted gross sale price for silver sold in the first quarter of 2012 was $35.72 per ounce, an increase of 6% compared to $33.75 per ounce received in the same period in 2011.  In comparison, the average London P.M. fix price for silver increased slightly by 2% to $32.63 per ounce during the first quarter of 2012, as compared to $31.86 per ounce for the same period in 2011.

Operating and Total Costs

The terms operating cash cost or total cash cost used in this section are for the reporting of the MSC operations only and are considered to be non-GAAP measures (see non-GAAP measures, page 30). Operating cash cost per tonne consists of geology, mining, processing, general and administration, royalty costs and refining and treatment costs (for doré product only).  Total cash cost per ounce consists of geology, mining, processing, general and administration, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes.  Depreciation is excluded from both operating cash costs and total cash costs.

Operating cash costs were $23.3 million for the three months ended March 31, 2012, as compared to $20.6 million for the same period in 2011. Average operating cash costs were $201 per tonne of processed ore for the first quarter of 2012 compared to $181 per tonne in 2011, an increase of 11% which is primarily due an to increase in costs in 2012 as a result of inflationary pressures on labour costs and materials and supplies within Argentina.

On a per-ounce co-product basis the average total cash cost was $697 per ounce of gold and $13.90 per ounce of silver for the three months ended March 31, 2012, as compared to $514 per ounce of gold and $11.73 per ounce of silver for the same period in 2011. Co-product average total cash costs are calculated by dividing the respective proportionate share of the total costs for each metal for the period by the ounces of each respective metal produced. The proportionate share of the total costs is calculated by multiplying the total operating cash costs by the percentage of total production value that the respective metal represents.  Accordingly, approximately 43% of the value of the 2012 production was derived from gold and 57% was derived from silver.

Investment in MSC

The following table shows the reconciliation of MSC’s net income, as reported under U.S. GAAP, compared to the equity pickup that is reported on our financial statements.  Since the acquisition of Minera Andes closed on January 24, 2012, MSC reported to the Company only its net income from January 25, 2012 to March 31, 2012.

As at
March 31, 2012
(in thousands)

Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	224,999
Income from equity investment	4,002
Amortization of fair value increments	(2,804)
Investment in MSC, end of period	$226,197

Period Ended
March 31, 2012
(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	40,228
Net income - MSC 100%	8,176
McEwen Mining’s portion - 49%	4,002
Net income on investment in MSC	$4,002

Exploration

The goal for the 2012 exploration program at the San José Mine is to complete 110,500 meters of diamond drilling, of which 68,000 meters will be for exploration of new mineralized material and 42,500 meters for infill drilling.  The exploration budget for 2012 is approximately $14 million.

During the first quarter of 2012, 15,248 meters of drilling was completed. Drilling was comprised of 6,427 meters of brownfield, 4,066 meters of infill and 4,755 meters of prospecting.

Results of Consolidated Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for this quarter includes the results of Minera Andes beginning on January 25, 2012.

For the three months ended March 31, 2012, we recorded a net loss of $19.2 million, or $0.08 per share, compared to a net loss for the corresponding period of 2011 of $8.7 million or $0.07 per share.  The increase in net loss for the first quarter of 2012 compared to the first quarter of 2011 reflects the results from our acquisition of Minera Andes as well as our efforts to construct Phase 1 gold production in Mexico.  The only revenue during the first quarter of 2012 was from our investment in MSC, discussed above.  Notwithstanding the acquisition of Minera Andes, including MSC, we expect to continue to incur losses unless and until we significantly increase production.

General and administrative expense during the 2012 period increased by $3.3 million, from $1.4 million in the 2011 period to $4.7 million in the 2012 period.  The majority of the increase came from the acquisition of Minera Andes.  The increase was due to increase in stock-based compensation expense of $1.0 million, increase in salaries of $0.7 million, increase in legal fees of $0.2 million, increase in travel expenses of $0.2 million, increase in investor relations activities of $0.2 million, increase in consultants of $0.2 million, increase in rent of $0.1 million, increase in other office expense of $0.1 million and the remaining increase came from increases in various miscellaneous expenses.

For the three months ended March 31, 2012, we incurred $1.4 million in transaction costs in connection with our acquisition of Minera Andes.

Property holding costs during the 2012 period increased by $0.6 million, from $1.0 million in the 2011 period to $1.6 million in the 2012 period.  The reason for the increase is partly due to the addition of the properties acquired in Argentina in 2012.

Exploration costs for the first quarter of 2012 increased by $4.9 million, from $6.9 million in the 2011 period to $11.8 million in the 2012 period, reflecting the addition of exploration activities performed on the properties acquired in Argentina in 2012.  During the first quarter of 2012, exploration spending in Mexico was $4.8 million, which was consistent with the same period in 2011.  During the 2012 period, a total of 46,053 ft (14,037 m) of core was drilled in Mexico as compared to 74,170 ft (22,607 m) of core drilled in the same period in 2011.  In the 2012 period, the higher feasibility study costs partially offset the decrease in drilling costs.  Total feasibility study costs incurred for the El Gallo project during the first quarter of 2012 was $0.5 million as compared to $0.1 million in the same period in 2011.  During the first quarter of 2012, exploration spending in the U.S. was $1.8 million, which was consistent with the same period in 2011.  During the 2012 period, a total of 2,929 ft (893 m) of core and reverse circulation was drilled in Nevada as compared to 11,678 ft (3,559 m) of core and reverse circulation drilled in the same period in 2011.  In the 2012 period, the costs associated with our option agreement to earn 60% in the Richardson Project in Alaska, higher geology and geochemistry costs partially offset the decrease in drilling costs.  In addition, total pre-feasibility costs incurred for the Gold Bar project for the first quarter of 2012 was $0.3 million as compared to $0.6 million for the same period in 2011.  During the first quarter of 2012, exploration spending in Argentina was $4.8 million.  During the 2012 period, a total of 18,701 ft (5,700 m) of core was drilled in Argentina.

During the first quarter of 2012, we also incurred $4.4 million on the construction and development of the El Gallo Complex.  These activities include mobilization and demobilization of mining equipment, road construction, pre-stripping costs, earth work for the leach pad and management costs to oversee the construction.  As noted in our Critical Accounting Polices, these costs are expensed unless and until proven and probable reserves are established.  There were no similar costs in the comparable period.

Total stock-based compensation expense in the 2012 period increased to $1.6 million compared to $0.5 million for the same period of 2011, which includes the expense of $0.7 million from the replacement stock options for Minera Andes as a result of the acquisition.

Other income totaled $1.5 million for the three months ended March 31, 2012, mainly due to the sale of gold and silver bullion.  During the first quarter of 2012, we sold 1,622 ounces of gold bullion and 99,860 ounces of silver, which resulted in a realized gain of $1.4 million.

Non-GAAP Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP (“non-GAAP”) performance measures.  Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies.

Operating cash costs are calculated by dividing the total operating cash costs for the period by the tonnes processed in that period. Total operating cash costs are the sum of geology, mining, processing, general and administration, royalty costs and refining and treatment charges (for doré product only). Total cash costs are calculated on a co-product basis and by dividing the respective proportionate share of the total cash costs for the period attributable to each metal by the ounces of each respective metal produced. Total cash costs are the sum of the geology, mining, processing, general and administration costs, royalties, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes divided by the number of ounces of gold and silver produced at the mine. Depreciation is excluded from both operating cash costs and total cash costs.

We use operating and total cash cost as an operating performance indicator. We provide this measure to provide additional information regarding operational efficiencies at the San José Mine. Operating and total cash costs should be considered as a non-GAAP performance measure and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  Cash costs are based on information from MSC and do not impact our consolidated financial statements. There are material limitations associated with the use of such non-GAAP measures.  Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined in accordance with U.S. GAAP.  Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, and the costs of labor, consumables and mine site operations general and administrative activities can cause these measures to increase or decrease.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $64.2 million, comprised of current assets of $73.3 million, which includes $17.9 million of gold and silver bullion, and current liabilities of $9.1 million.  This represents an increase of approximately $22.4 million from the working capital of $41.8 million at fiscal year end December 31, 2011.  At March 31, 2012, the fair value of our gold and silver bullion exceeded its book value by approximately $3.5 million.

With the acquisition of Minera Andes on January 24, 2012, our working capital available during 2012 increased by approximately $42.7 million, including a dividend receivable from MSC of $9.4 million, which was received in February 2012.  We expect to receive further dividends from MSC during 2012, although the timing and amount of those dividends will depend upon silver and gold prices, production levels, operating costs, capital expenditures, and a variety of other factors beyond our control.  We began mining operations for Phase 1 at the El Gallo Complex during the first quarter of 2012 and expect our first gold sales to be recorded in the third quarter of 2012 subsequent to the completion of the crushing and processing plants but we can provide no assurance that this timeline will be met or provide guidance on the projected profitability of mining operations.  Our working capital at present is sufficient to fund the $9 million remaining budget required for Phase 1 development along with ongoing exploration and corporate activities over the next 12 months.  Cash flow generated from mining operations in Mexico would be expected to be reinvested in Phase 2 development and construction at El Gallo.

Net cash used in operations for the three months ended March 31, 2012 increased to $16.4 million from $9.2 million for the corresponding period in 2011, mainly due to increases in cash paid to suppliers and employees as a result of the acquisition of Minera Andes.  Cash paid to suppliers and employees increased to $16.5 million during the 2012 period from $9.3 million during the 2011 period.

Cash provided by investing activities for the three months ended March 31, 2012 was $41.8 million, primarily due to cash received from the acquisition of Minera Andes of $36.3 million as well as proceeds from the sale of gold and silver bullion of $6.3 million.  This compares to cash used in investing activities of $28.6 million in the comparable period of 2011, primarily due to additional purchases of gold and silver bullion of $30.2 million and partially offset by proceeds from the sale of gold bullion.

Cash provided by financing activities for the first quarter of 2012 was $2.5 million from the exercise of stock options as compared to $105.7 million in 2011 mainly from the public offering of 17.25 million shares.

Outlook

General

With the completion of the acquisition of Minera Andes on January 24, 2012, our focus for the remainder of 2012 will be achieving a successful build and startup of Phase 1 gold production at the El Gallo Complex in Mexico, advancing the permitting effort for the Gold Bar Project in Nevada, resuming exploration drilling at the Los Azules Project in San Juan, Argentina during the fourth quarter, and continuing new reconnaissance drilling and exploration initiatives in Santa Cruz, Argentina.

Mexico

During the first half of 2012, we expect to complete the infrastructure upgrades and installations required to begin Phase 1 gold production at our El Gallo Complex, including the heap leach pad, Adsorption-Desorption-Recovery (“ADR”) processing plant, assay lab, and crushing circuit at a total budgeted cost of $15 million, of which $6 million has been spent to May 2012. We anticipate that the mine will be operational at the end of the second quarter with gold sales starting in the third quarter.  The expected production rate for Phase 1 is 30,000 ounces of gold annually with estimated production for 2012 of 10,000 ounces.

The exploration budget for 2012 for El Gallo Complex and other Mexican properties is approximately $7.5 million, of which $4.2 million has been spent during the first quarter of 2012.

Technical work and resource modeling will continue on Phase 2 development at the El Gallo Complex and we expect to submit permit applications to the Mexican authorities during the second half of 2012.  We expect the environmental review process to take approximately one year.  Area and regional exploration efforts will continue throughout 2012.  We have budgeted $8 million towards Phase 2 development in 2012.

Argentina

Planning is underway towards the next drilling season at the Los Azules Project in order to overcome the difficulties experienced this recently completed season.  In May 2012, we signed a contract with a drilling company to provide four core drill rigs larger in size than the ones used this past season in order to increase the likelihood of reaching target depth.  The next season is expected to run from October/November 2012 until April 2013 with the actual start date dependent on road access and weather conditions following the winter in Argentina. The drilling efforts are expected to primarily target new areas of mineralization, especially to the southwest side of the known deposit where we are targeting geophysical anomalies detected during geophysical surveys completed by Minera Andes in 2010.  We have budgeted $6 million towards exploration at the Los Azules Project during the fourth quarter of 2012.  We also expect to complete an updated mineralized material estimate during the second quarter of 2012 which will include the results of the recently completed field season.

We will conduct a thorough review of our 100% owned properties in Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets.  We have budgeted $5.6 million towards exploration in Santa Cruz for 2012, of which $2 million was spent during the first quarter of 2012.

At the San José Mine, we expect production for 2012, on a 100% basis, to remain on track to produce approximately 5.7 million ounces of silver and 85,000 ounces of gold.  As agreed with our joint venture partner, Hochschild Mining plc, we expect exploration both at the San José Mine and the surrounding joint venture property area will increase significantly in 2012 with a total budget of over $14 million to be spent on drilling.  It is expected that approximately one half of this amount will be spent on brownfield drilling to locate new areas of mineralization.

Nevada

We expect to continue to advance the Gold Bar Project through the permitting process during 2012.  Exploration drilling is expected to take place at Tonkin, Limo and other areas in Nevada, as warranted.  Further reconnaissance sampling and mapping will continue on our other Nevada properties.  The exploration budget for Nevada for 2012 is $2 million, of which $1.3 million has been spent during the first quarter of 2012.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

Listed below are updates to our significant accounting policies since December 31, 2011.

Business Combinations - We account for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations.  The acquisition method requires us to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities.  The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.

Investments — Equity Method and Joint Ventures - We account for investments over which we exert significant influence using the equity method of accounting pursuant to ASC Topic 323 — Investments, Equity Method and Joint Ventures.  Under this method, our share of earnings and losses is included in the statement of operations and the balance of the investment is adjusted by a like amount.  Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income.  Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

Other Inventories - Other inventories include materials and supplies.  Materials and supplies inventories are comprised of consumable parts used in drilling and other operating activities.  They are valued at the lower of average cost or net realizable value.  Cost includes applicable taxes and freight.

Proven and Probable Reserves - The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

As of March 31, 2012, except for our 49% interest in the San José Mine, none of our other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

Design, Construction, and Development Costs - Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves.  We classify the Phase 1 development of the El Gallo

Complex as an exploration stage project, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed.

Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves. If a project commences commercial production, amortization and depletion of capitalized costs for such equipment would be computed on a unit-of-production basis over the expected reserves of the project based on estimated recoverable ounces.

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized.  Costs of start-up activities and costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  All capitalized costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

As of March 31, 2012, except for our 49% interest in the San José Mine, none of our other properties capitalize development costs as no proven and probable reserves exist.

Property and Equipment - Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost.  Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.  Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years.  All mining equipment is depreciated using the units-of-production method based upon estimated proven and probable reserves.

Impairment of Long-Lived Assets - We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded.  Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and our continued plans to fund exploration programs on the property.  We use the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material.  We are unable to estimate undiscounted future net cash flows from our operations due the absence of proven and probable reserves.  As such, the appropriate evidence to perform estimates of future cash flows is not available and would not be accurate in supporting our long-lived assets.  For purposes of recognition and measurement of an impairment loss, we group our properties by geological mineral complex, as this represents the lowest level at which we allocate our exploration spending independent of other assets and liabilities.  For the recently acquired Santa Cruz exploration properties, the Company has separated its properties into two regions, due to their physical separation, for the purposes of impairment testing. The two regions are Cerro Negro and Other Santa Cruz exploration properties.

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

Forward-looking statements and information are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information. We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward-looking statements.

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

•                  results of MSC;

•                  fluctuations in interest rates, currency exchange rates, or commodity prices;

•                  timing and amount of mine production;

•                  technological changes in the mining industry;

•                  changes in operating, exploration or overhead costs;

•                  access and availability of materials, equipment, supplies, labor and supervision, power and water;

•                  results of current and future exploration activities;

•                  our ability to secure permits needed to explore our mineral properties or develop our projects;

•                  results of pending and future feasibility studies;

•                  changes in our business strategy;

•                  interpretation of drill hole results and the geology, grade and continuity of mineralization;

•                  the uncertainty of reserve estimates and timing of development expenditures;

•                  litigation affecting us;

•                  local and community impacts and issues including criminal activity and violent crimes; and

•                  accidents and labor disputes.

We undertake no responsibility or obligation to update publicly these forward-looking statements, except as required by law and may update these statements in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, commodity price fluctuations and country risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of purchasing property and equipment in US dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and property and equipment purchases in US dollar terms in foreign countries.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $12.0 million at March 31, 2012, a 1% change in the Canadian dollar would have an impact (gain or loss) of approximately $0.1 million in the statement of operations.

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

Commodity Price Risk

We own a 49% interest in the San José Mine, an operating silver-gold mine in Santa Cruz, Argentina.  As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $17.9 million at March 31, 2012, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $1.8 million.  At March 31, 2012, our gold and silver bullion had a combined fair value of $21.4 million.

Foreign Country Risk

Our El Gallo Project and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2012, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico.  This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

We also have material properties located in Argentina.  There are risks relating to an uncertain or unpredictable political and economic environment in Argentina.  During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations.  In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements.  In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country.  Although this particular change did not affect MSC as their fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will not unilaterally take other action which could have a material adverse effect on our interests in Argentina, including in particular the San José Mine.  In October 2010, Argentina announced a decree requiring mining companies to repatriate mining revenues to Argentine currency before distributing revenue either locally or overseas.

MSC estimated that this would result in an additional $2 million in its annual pre-tax operating expenses (on a 100% basis) as a result of the increased foreign exchange and bank transaction costs caused by the issuance of this decree.  In April 2012, the government of Argentina and their central bank announced further rules with respect to the repatriation requirement for mining companies, reducing the number of days companies have to repatriate funds to 15 days. MSC is currently evaluating whether this policy will have any effect on their sales terms.  Also in April 2012, Argentina’s President announced plans to nationalize YPF, Argentina’s largest oil company.  Other unanticipated changes by the Argentinean government could negatively impact the profitability of the San José Mine or affect our ability to explore or develop our Los Azules project or other exploration properties in Argentina.  Political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate.

Item 4. CONTROLS AND PROCEDURES

(a)                                 We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 6.  Exhibits

The following exhibits are filed or furnished with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Three Months Ended March 31, 2012 and 2011, (iv) the Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Dated: May 8, 2012	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: May 8, 2012	By Perry Y. Ing, Vice President and
Chief Financial Officer