Form 10-K/A
period 2011-12-31
McEwen Mining Inc.
filed 2012-06-18
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission File Number 001-33190

McEwen Mining Inc.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0796160
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

181 Bay Street, Bay Wellington Tower,
Suite 4750, P.O. Box 792,
Toronto, Ontario Canada	M5J 2T3
(Address of Principal Executive Offices)	(Zip Code)

(866) 441-0690

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”,  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $669,238,700 based on the closing price of $6.03 per share as reported on the NYSE. There were 157,393,108 shares of common stock outstanding (and 110,479,609 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 6, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012 (the “Original Form 10-K”).  This Report is being filed for the sole purpose of including Exhibit 23.1, the auditor’s consent, which was inadvertently omitted from the Original Form 10-K.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Report.

Other than the inclusion of Exhibit 23.1, there are no changes to the information contained in the Original Form 10-K and this Amendment does not reflect events occurring after the Original Form 10-K or modify or update the disclosures therein in any way.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC on or subsequent to March 12, 2012.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by reference in this report:

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

*21	Subsidiaries of the Company

**23.1	Consent of Independent Registered Public Accounting Firm

**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (ii) the Audited Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Audited Consolidated Financial Statements.

*	Previously filed with the Original Form 10-K filed with the SEC on March 12, 2012.
**	Filed herewith.

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

Dated: June 18, 2012	By:	/s/ ROBERT R. MCEWEN
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

*21	Subsidiaries of the Company

**23.1	Consent of Independent Registered Public Accounting Firm

**31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

**31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

*101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited

Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (ii) the Audited Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Audited Consolidated Financial Statements.

* Previously filed with the Original Form 10-K filed with the SEC on March 12, 2012.

** Filed herewith.