Form 10-Q
period 2012-06-30
McEwen Mining Inc.
filed 2012-08-08
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 184,111,345 shares outstanding as of August 2, 2012 (and 84,183,039 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE
Income on investment in Minera Santa Cruz S.A.	$1,595	$—	$5,597	$—
Amortization of fair value increments	(1,803)	—	(4,607)	—
	(208)	—	990	—
COSTS AND EXPENSES
General and administrative	4,089	2,143	8,816	3,519
Acquisition costs	47	208	1,442	208
Property holding costs	407	155	1,980	1,108
Exploration costs	10,073	10,626	21,857	17,535
Mine construction costs	6,994	—	8,635	—
Mine operating costs	3,494	—	6,216	—
Accretion of asset retirement obligation	120	137	232	266
Depreciation	263	139	484	259
Gain on sale of assets	(128)	—	(130)	(10)
Asset impairments	179	—	179	—
Total costs and expenses	25,538	13,408	49,711	22,885

Operating loss	(25,746)	(13,408)	(48,721)	(22,885)

OTHER INCOME (EXPENSE)
Interest income	57	22	182	31
Interest expense	—	(6)	—	(17)
Gain on sale of gold and silver bullion - note 4	434	—	1,842	524
Unrealized loss on silver bullion - note 4	(359)	—	(359)	—
Other-than-temporary impairment on marketable equity securities - note 3	(1,993)	—	(1,993)	—
Foreign currency gain	79	238	46	459
Total other (expense) income	(1,782)	254	(282)	997

Loss before income taxes	(27,528)	(13,154)	(49,003)	(21,888)
Recovery of income taxes - note 2	6,277	—	8,550	—
Net loss	(21,251)	(13,154)	(40,453)	(21,888)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on available-for-sale securities, net of taxes	1,375	(1,463)	999	(866)

Comprehensive loss	$(19,876)	$(14,617)	$(39,454)	$(22,754)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.16)
Weighted average common shares outstanding:
- basic and diluted	268,009	139,646	251,001	134,310

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,398	$13,416
Short-term investments	—	3,933
Marketable equity securities - note 3	486	1,480
Gold and silver bullion (market value - 2012 - $13,994; 2011 - $24,483) - note 4	12,963	22,810
IVA taxes receivable	6,068	2,983
Other inventories	834	139
Prepaid and other current assets	2,967	3,122
Assets held for sale - note 7	1,763	—
Total current assets	48,479	47,883

Mineral property interests - note 5	843,764	245,454
Restrictive time deposits for reclamation bonding - note 5	5,190	5,190
Investment in Minera Santa Cruz S.A. - note 6	225,989	—
Property and equipment, net - note 7	13,742	11,772
Other assets	54	56
TOTAL ASSETS	$1,137,218	$310,355

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,223	$5,612
Current portion of asset retirement obligation - note 5	510	512
Total current liabilities	8,733	6,124

Asset retirement obligation, less current portion - note 5	6,108	5,741
Deferred income tax liability - note 2	268,615	78,786
Other liabilities	400	400
Total liabilities	$283,856	$91,051

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 183,207 shares as of June 30, 2012 and 136,572 shares as of December 31, 2011 issued and outstanding
Exchangeable: 2012: 85,088 shares as of June 30, 2012 and nil shares as of December 31, 2011 issued and outstanding
Exchangeable: 2007: nil shares as of June 30, 2012 and 3,181 shares as of December 31, 2011 issued and outstanding	1,287,343	613,831
Accumulated deficit	(433,691)	(393,238)
Accumulated other comprehensive loss	(290)	(1,289)
Total shareholders’ equity	853,362	219,304

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,137,218	$310,355

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total

Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	1,222	—	—	1,222
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options from 2007 acquisition	70	361	—	—	361
Shares issued for Mexico mining concessions	42	325	—	—	325
Unrealized loss on marketable equity securities	—	—	(866)	—	(866)
Net loss	—	—	—	(21,888)	(21,888)
Balance, June 30, 2011	139,711	$612,124	$(609)	$(353,254)	$258,261

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	2,135	—	—	2,135
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Exercise of stock options	317	594	—	—	594
Exercise of stock options from Minera Andes Inc.	852	2,710	—	—	2,710
Shares issued for Mexico mining concessions	42	227	—	—	227
Realized loss on marketable equity securities	—	—	(994)	—	(994)
Other-than-temporary impairment on marketable equity securities	—	—	1,993	—	1,993
Net loss	—	—	—	(40,453)	(40,453)
Balance, June 30, 2012	268,295	$1,287,343	$(290)	$(433,691)	$853,362

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For Six Months Ended
	June 30,
	2012	2011
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(42,781)	$(22,372)
Interest received	125	31
Cash used in operating activities	(42,656)	(22,341)
Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	36,337	—
Short-term investments (net)	3,933	—
Acquisition of mineral property interests	(563)	(792)
Additions to property and equipment	(1,658)	(7,196)
Proceeds from disposal of property and equipment	53	23
Investment in gold and silver bullion	—	(31,299)
Proceeds from sale of gold and silver bullion	11,330	2,173
Increase in restricted investments securing reclamation	—	(413)
Cash provided by (used in) investing activities	49,432	(37,504)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	105,415
Exercise of stock options	3,304	773
Cash provided by financing activities	3,304	106,188
Effect of exchange rate change on cash and cash equivalents	(98)	190
Increase in cash and cash equivalents	9,982	46,533
Cash and cash equivalents, beginning of period	13,416	6,818
Cash and cash equivalents, end of period	$23,398	$53,351

Reconciliation of net loss to cash used in operating activities:
Net loss	$(40,453)	$(21,888)
Adjustments to reconcile net loss from operating activities:
Income on investment in Minera Santa Cruz S.A. (net of amortization)	(990)	—
Deferred income taxes	(8,550)	—
Gain on sale of gold and silver bullion	(1,842)	(524)
Unrealized loss on silver bullion	359	—
Other-than-temporary impairment on marketable equity securities	1,993	—
Gain on sale of assets	(130)	(10)
Asset impairments	179	—
Stock-based compensation	2,135	1,222
Accretion of asset retirement obligation	232	266
Depreciation	484	259
Foreign exchange loss (gain)	98	(190)
Change in non-cash working capital items:
Increase in other assets related to operations	(2,810)	(2,311)
Dividend receivable obtained from acquisition of Minera Andes Inc.	9,363	—
(Increase) decrease in liabilities related to operations	(2,724)	835
Cash used in operating activities	$(42,656)	$(22,341)

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

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

As a result of the acquisition of Minera Andes, the Company acquired a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José Silver-Gold Mine in Santa Cruz, Argentina; a 100% interest in the Los Azules Copper Deposit in San Juan, Argentina, and a large portfolio of exploration properties in Santa Cruz, Argentina.  The San José Mine is operated by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’).

The Company is currently in its final stages of constructing Phase 1 of the El Gallo Complex in Mexico, with gold production scheduled to begin during the second half of 2012.

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011, the consolidated balance sheets as at June 30, 2012 (unaudited) and December 31, 2011, the unaudited consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2012 and 2011, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2011.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Significant Accounting Policies

Business Combinations — The Company accounts for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations.  The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities.  The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.  Transaction costs are expensed as incurred and are reported on the acquisition costs line within the consolidated statements of operations and comprehensive loss.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments — Equity Method and Joint Ventures - The Company accounts for investments over which the Company exerts significant influence using the equity method of accounting pursuant to ASC Topic 323 — Investments, Equity Method and Joint Ventures.  Under this method, the Company’s share of earnings and losses is included in the consolidated statement of operations and comprehensive loss and the balance of the investment is adjusted by a like amount.  Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income.  Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

IVA taxes receivable — In Mexico, value added taxes (IVA) are assessed on purchases of materials and services and sales of products.  Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.  In Argentina, except at the San José Mine, the Company expenses all IVA as their recoverability is uncertain.

Ore Stockpile Inventories — Ore stockpile inventories are carried at the lower of average cost or net realizable value, if commercial production is achieved. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. At June 30, 2012, all ore stockpile inventories at El Gallo Phase 1 were expensed since commercial production has not yet been achieved. Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore. Material is removed from the stockpile at an average cost per tonne.

Other Inventories — Other inventories include materials and supplies.  Materials and supplies inventories are comprised of chemicals, reagents and consumable parts used in drilling and other operating activities.  They are valued at the lower of average cost or net realizable value.  Cost includes applicable taxes and freight.

Revenue Recognition — Revenue includes sales value received for the Company’s principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.  All sales prior to commercial production will be used to offset related mining costs.

Proven and Probable Reserves — The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2012, except for the Company’s 49% interest in the San José Mine, none of the Company’s other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

Design, Construction, and Development Costs — Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves.  The Company classifies the Phase 1 development of the El Gallo Complex as an exploration stage project since no proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred.

Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves.  If a project commences commercial production, amortization and depletion of capitalized costs for such equipment would be computed on a unit-of—production basis over the expected reserves of the project based on estimated recoverable ounces.

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

As of June 30, 2012, except for the Company’s 49% interest in the San José Mine, development costs are not capitalized at any of the Company’s properties, as no proven and probable reserves exist.

Property and Equipment — Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost.  Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.  Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years.  All mining equipment is depreciated using the units-of-production method based upon estimated proven and probable reserves.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets — The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded.  Mineral properties are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.  The Company uses the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material.  The Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves.  As such, the appropriate evidence to perform estimates of future cash flows is not available and may not be accurate in supporting the Company’s long-lived assets.  For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.  For the recently acquired Santa Cruz exploration properties, the Company has separated its properties into two regions, due to their physical separation, for the purposes of impairment testing. The two regions are Cerro Negro and Other Santa Cruz exploration properties.

Recently Adopted Accounting Pronouncements

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurement — In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in a fair value measurement that is categorized in Level 3 of the fair value hierarchy.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

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

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining Minera Andes Acquisition Corporation (“2012-Exchangeable Shares”), an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 2012-Exchangeable Shares.  After closing of the Arrangement, the name of the Company was changed to McEwen Mining Inc.  The Company’s common stock began trading on the NYSE and TSX under the symbol “MUX” and the 2012-Exchangeable Shares began trading on the TSX under the symbol “MAQ” on January 27, 2012.

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

The 2012-Exchangeable Shares are exchangeable for the Company’s common stock on a one-for-one basis.  Option holders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of the Company’s common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share.  The option life and vesting period of the replacement options has not changed from the option life granted under the Minera Andes option plan.

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 2   BUSINESS ACQUISITION (Continued)

The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer.  The measurement of the purchase consideration was based on the market price of the Company’s common stock on January 24, 2012, which was $5.22 per share.  The total purchase price, including the fair value of the options, amounted to $667.8 million.  The total transaction costs incurred through June 30, 2012 by the Company was $5.3 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.4 million for the six months ended June 30, 2012 in acquisition costs in the consolidated statements of operations and comprehensive loss.

The allocation of the purchase price on a preliminary basis, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining Minera Andes Acquisition Corp. issued on acquisition	$664,671
Stock options to be exchanged for options of McEwen Mining	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	597,374
Investment in Minera Santa Cruz S.A.	224,999
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(198,378)
$667,846

The purchase consideration for the mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $567.0 million.  This amount has been applied to increase the carrying value of mineral property interests for accounting purposes.  However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value.  The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $198.4 million, which is included in the preliminary allocation of purchase price above.  For the three and six months ended June 30, 2012, the Company recorded a deferred income tax recovery of $6.3 million and $8.3 million, respectively, as a result of fluctuations in the foreign exchange rates between the Argentine pesos and U.S. dollar from January 24, 2012 to June 30, 2012.  As a result of the fluctuations in the foreign exchange rates from the two periods, the deferred income tax liability on these assets were reduced to $190.0 million, which is included in the deferred income tax liability balance of $268.6 million on the consolidated balance sheet as at June 30, 2012.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

NOTE 2   BUSINESS ACQUISITION (Continued)

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

The following table sets forth on a pro forma basis, the results of operations for McEwen Mining, had the acquisition of Minera Andes been completed on January 1, 2012 and 2011 (in thousands):

Six months ended June 30, 2012	McEwen Mining	Minera Andes (a)	Combined

Revenue	$990	$4,979	$5,969
Net (loss) income for the period	(40,453)	3,498	(36,955)

Six months ended June 30, 2011	McEwen Mining	Minera Andes	Combined

Revenue	$—	$25,716	$25,716
Net (loss) income for the period	(21,888)	18,706	(3,182)

(a)         Six months ended June 30, 2012 represents the results of Minera Andes’ operations from January 1, 2012 through January 24, 2012, closing date of the acquisition. Beginning January 25, 2012, the results of Minera Andes’ operations are included in McEwen Mining’s consolidated financial statements.

NOTE 3   MARKETABLE EQUITY SECURITIES

These securities are valued at fair value.  Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive (loss)) that is reported as a separate line item in the shareholders’ equity section of the balance sheet.  The gains and losses on available-for-sale securities are not reported on the statement of operations until the securities are sold or are other-than-temporarily impaired.  As at June 30, 2012, the Company deemed most of its available-for-sale securities to be other-than-temporarily impaired and as a result recorded an impairment of $2.0 million in the statement of operations and comprehensive loss for the three and six months ended June 30, 2012.  The Company does not intend to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

Changes in the Company’s holdings of marketable securities for the six months ended June 30, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
Opening Balance	$1,480	$4,576
Purchases	—	284
Proceeds from sale	—	(1,853)
Gain on sale	—	19
Unrealized loss	—	(1,546)
Realized loss	(994)	—
Ending Balance	$486	$1,480

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 4   GOLD AND SILVER BULLION

The Company invested a portion of its cash in physical gold and silver bullion.  Below is the balance of its holdings of gold and silver as at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
# of ounces	3,223	326,512	5,656	552,812
Average cost per ounce	$1,278.63	$27.08	$1,278.63	$28.18
Total cost	$4,121	$8,842	$7,232	$15,578
Fair value per ounce	$1,598.50	$27.08	$1,574.50	$28.18
Total fair value	$5,152	$8,842	$8,905	$15,578

The fair value of gold and silver was based on the daily London P.M. fix as at June 30, 2012 and December 31, 2011.  Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

During the first half of 2012, the Company sold 2,433 ounces of gold and 226,299 ounces of silver with a cost of $3.1 million and $6.4 million, respectively.  As at June 30, 2012, the Company’s average cost per ounce for silver was $28.18 as compared to its fair value of $27.08.  As a result of the fair value being lower than the carrying value, the Company reduced its average cost per ounce to fair value and recorded an unrealized loss of $0.4 million in its statements of operations and comprehensive loss for the three and six month periods ended June 30, 2012.  Changes in the Company’s holdings of gold and silver for the six months ended June 30, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Six Months Ended June 30,			Year Ended December 31,
	2012			2011
	Gold	Silver	Total	Gold	Silver	Total
Opening Balance	$7,232	$15,578	$22,810	$4,569	$—	$4,569
Purchases	—	—	—	7,387	23,912	31,299
Proceeds from sale	(4,026)	(7,304)	(11,330)	(6,218)	(5,521)	(11,739)
Gain on sale	915	927	1,842	1,494	581	2,075
Unrealized loss	—	(359)	(359)	—	(3,394)	(3,394)
Ending Balance	$4,121	$8,842	$12,963	$7,232	$15,578	$22,810

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

At June 30, 2012, the Company holds mineral interests in Nevada, mineral rights in Argentina and mineral concession rights in Mexico, including the El Gallo complex.  The Magistral Mine is a former producing gold mine located within the El Gallo complex which has been held on a care and maintenance basis since 2005.  In August 2011, the Company announced that it would put this mine back into production as Phase 1 of mining operations at the El Gallo complex, with production scheduled to begin during the second half of 2012.

The Company increased its mineral property interests by $598.3 million, of which $597.4 million was due to the acquisition of Minera Andes as discussed in Note 2 above, to $843.8 million as at June 30, 2012 from $245.5 million at the end of 2011.  The values for the mineral properties from Argentina noted below are on a preliminary basis.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

The following table summarizes all of the Company’s mineral property interests in Nevada, Argentina and Mexico (in thousands):

Name of Property/Complex	State/Province	Country	Carrying Value
Tonkin Complex	Nevada	United States	$52,430
Gold Bar Complex	Nevada	United States	$77,012
Limo Complex	Nevada	United States	$50,098
Battle Mountain Complex	Nevada	United States	$31,106
Other United States Properties	Nevada	United States	$22,009
Los Azules Copper Project	San Juan	Argentina	$486,862
Other Argentina Exploration Properties	San Juan	Argentina	$7,819
Cerro Negro Region	Santa Cruz	Argentina	$80,889
Other Argentina Exploration Properties	Santa Cruz	Argentina	$19,194
Other Argentina Exploration Properties	Catamarca	Argentina	$2,362
Other Argentina Exploration Properties	Chubut	Argentina	$248
El Gallo Complex	Sinaloa	Mexico	$9,469
Other Mexico Exploration Properties	Sinaloa	Mexico	$4,266
Total			$843,764

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral mine portion of the El Gallo Complex in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.  As at June 30, 2012, the closure plan has already been approved by the NDEP but is still currently under review by the BLM.  It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of its review.  The Company, however, is unable to meaningfully estimate possible increases at this time. The costs of undiscounted projected reclamation of El Gallo Phase 1 are currently estimated at $4.6 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at June 30, 2012 and December 31, 2011, had cash bonding in place of $5.2 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the six months ended June 30, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2012	2011
Asset retirement obligation liability- opening balance	$6,253	$6,153
Settlements	(14)	(82)
Accretion of liability	232	524
Adjustment reflecting updated estimates	147	(342)
Asset retirement obligation liability - ending balance	$6,618	$6,253

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three and six months ended June 30, 2012 or the year ended December 31, 2011 related to the capitalized asset retirement cost since the properties were not in operation.  Reclamation expenditures are expected to be incurred between 2012 and 2040.  As at June 30, 2012 and December 31, 2011, the current portion of the asset retirement obligation was $0.5 million.

NOTE 6   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

As discussed above in Note 2, the Company acquired a 49% interest in MSC, owner and operator of the San José Silver-Gold Mine in Santa Cruz, Argentina.  The Company’s share of earnings and losses from its investment in MSC is included in the consolidated statement of operations and comprehensive loss and includes 49% of MSC’s net income of $5.6 million for the period ended June 30, 2012.  Since the acquisition closed on January 24, 2012, MSC reported to the Company only its net income from January 25, 2012 to June 30, 2012.

The change in the Company’s investment in MSC is summarized as follows:

As at
June 30, 2012
(in thousands)
Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	224,999
Income from equity investment	5,597
Amortization of fair value increments	(4,607)
Investment in MSC, end of period	$225,989

	Three Months Ended	Period Ended
	June 30, 2012	June 30, 2012
	(in thousands)	(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$56,375	$96,603
Net income - MSC 100%	3,255	11,422
McEwen Mining’s portion - 49%	1,595	5,597
Net income on investment in MSC	$1,595	$5,597

As at June 30, 2012, MSC had current assets of $131.2 million, total assets of $714.7 million, current liabilities of $94.1 million and total liabilities of $279.8 million.

On July 27, 2012, MSC declared a dividend of $20.0 million Argentine pesos ($4.4 million), of which $9.8 million Argentine pesos ($2.2 million) was payable to the Company, and was subsequently received on July 30, 2012.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 7   PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trucks and trailers	$1,468	$1,247
Office furniture and equipment	1,012	638
Drill rigs	1,869	998
Building	1,469	853
Land	8,669	8,619
Mining equipment	956	956
Inactive milling equipment	749	778
Subtotal	$16,192	$14,089
Less: accumulated depreciation	(2,450)	(2,317)
Total	$13,742	$11,772

As a result of the acquisition of Minera Andes, the Company increased its net property and equipment by $1.6 million during the first quarter of 2012.  In addition, during the first quarter of 2012, the Company invested an additional $1.0 million in drill rigs and accessories in Argentina.

During the second quarter of 2012, the Company made a decision to sell four drill rigs and their related accessories, with a net realizable value of $1.8 million, net of impairment of $0.2 million, from its operations in Argentina since they no longer meet the Company’s needs.  The Company reported this balance as assets held for sale on the balance sheet as at June 30, 2012.  Subsequent to June 30, 2012, these assets were sold for $1.8 million.

NOTE 8   SHAREHOLDERS’ EQUITY

At the special meeting on January 19, 2012, the shareholders approved the Second Amended and Restated Articles of Incorporation which, among other things, increased the authorized capital of the Company to 500,000,000 shares of common stock, and added one share of Series B Special Voting Preferred Stock.

As discussed in Note 2 above, on January 24, 2012, the Company issued 127.3 million 2012-Exchangeable Shares in connection with the acquisition of Minera Andes.

During the six months ended June 30, 2012, 45.4 million exchangeable shares were converted into common stock, of which 42.2 million were related to the 2012-Exchangeable Shares.  At June 30, 2012, total outstanding exchangeable shares not exchanged totaled 85.1 million.

On March 26, 2012, the Company announced that its subsidiary, US Gold Canadian Acquisition Corporation, has established a redemption date of May 30, 2012, in respect of all of its outstanding exchangeable shares relating to the acquisitions from 2007 (“2007-Exchangeable Shares”).  As of May 30, 2012, 2.5 million of the remaining 2007-Exchangeable Shares were redeemed for issuance of 2.5 million shares of common stock and there were nil outstanding as at June 30, 2012.

During the six months ended June 30, 2012, the Company issued 1.2 million shares of common stock upon exercise of stock options under the Equity Incentive Plan as well as for exercise of stock options assumed by the Company in the acquisition of Minera Andes, at exercise prices ranging from $0.91 to $3.35 per share for proceeds of $3.3 million.  During the same period, the Company issued 41,500 shares of common stock as part payment for mining concessions in Mexico.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 9   STOCK-BASED COMPENSATION

On January 19, 2012, at a special meeting of shareholders, the Company’s shareholders approved amendments to the Equity Incentive Plan to, among other things, increase the number of shares of common stock reserved for issuance thereunder from 9 million to 13.5 million shares.

During the first half of 2012, the Company granted 0.3 million of stock options to the Company’s Chief Operating Officer, as part of his employment contract, at an exercise price of $5.80 per share.  During the same period in 2011, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.9 million shares of common stock at an exercise price of $7.10 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2012, the Company recorded stock option expense of $0.5 million and $2.1 million, respectively.  During the three and six months ended June 30, 2011, the Company recorded stock option expense of $0.7 million and $1.2 million, respectively.  The stock option expense reported during the three and six months ended June 30, 2012 also included $0.3 million and $1.0 million, respectively, resulting from stock options assumed by the Company in the acquisition of Minera Andes.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Risk-free interest rate	—	—	0.97%	2.33% to 3.09%
Dividend yield	—	—	n/a	n/a
Volatility factor of the expected market price of common stock	—	—	75%	90% to 99%
Weighted-average expected life of option	—	—	6.0 years	6.6 years
Weighted-average grant date fair value	—	—	$3.80	$5.31

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 9   STOCK-BASED COMPENSATION (Continued)

The following tables summarize information about stock options outstanding and exercisable at June 30, 2012 for the Company’s Option Plan, the replacement options from the acquisition of Nevada Pacific Gold Ltd. in 2007, and the replacement options from the acquisition of Minera Andes in 2012. C$ refers to Canadian dollars.

McEwen Mining

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$0.00-$2.00	1,389,000	$1.07	6.43	1,389,000	$1.07	6.43
$2.01-$4.00	1,054,000	$2.57	6.33	847,334	$2.59	6.02
$4.01-$6.00	366,500	$5.66	8.75	66,500	$5.01	4.95
$6.01-$8.31	925,166	$7.20	8.32	363,830	$7.35	7.72

Nevada Pacific Gold Ltd.

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average		Remaining		Average		Remaining
Range of	Number	Exercise		Contractual	Number	Exercise		Contractual
Exercise Price	Outstanding	Price		Life (Years)	Exercisable	Price		Life (Years)
C$0.00-C$5.00	271,543	C$	4.54	3.76	271,543	C$	4.54	3.76
C$5.01-C$6.70	123,050	C$	5.96	2.51	123,050	C$	5.96	2.51

Minera Andes

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average		Remaining		Average		Remaining
Range of	Number	Exercise		Contractual	Number	Exercise		Contractual
Exercise Price	Outstanding	Price		Life (Years)	Exercisable	Price		Life (Years)
C$0.00-C$2.22	310,500	C$	1.61	1.60	297,000	C$	1.62	1.57
C$2.23-C$3.02	525,150	C$	2.40	2.56	377,101	C$	2.45	2.44

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 10   RELATED PARTY TRANSACTIONS

Since the second quarter of 2010, an aircraft owned and operated by Lexam L.P. (of which Mr. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice.

Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate. The Company’s independent board members have approved a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.  The hourly amount that the Company has agreed to reimburse Lexam L.P. is under half the full cost per hour of operating the aircraft or equivalent hourly charter cost and in any event less than even Mr. McEwen’s preferential charter rate. Where possible, trips also include other company personnel, both executives and non-executives, to maximize efficiency.

For the three and six months ended June 30, 2012, the Company incurred and paid $163,826 (2011 - $11,834) and $203,718 (2011 - $60,477), respectively, to Lexam L.P. for the use of this aircraft.

Ending in 2011, the Company had a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities.  Mr. McEwen is also the Chief Executive Officer and Director of 208.   Effective January 2012, the Company no longer required the services agreement with 208 as those costs are now paid directly by the Company.  During the three and six months ended June 30, 2011, the Company incurred and paid $30,930 and $55,050, respectively under the agreement.

Each of the above agreements were approved or ratified by the independent members of the Company’s Board of Directors.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

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

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended June 30, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization)	$(208)	$—	$—	$—	$(208)
Exploration costs	5,025	3,792	1,092	164	10,073
Mine construction costs	—	6,994	—	—	6,994
Mine development and operating costs	—	3,494	—	—	3,494
Operating loss	(6,153)	(15,268)	(1,301)	(3,024)	(25,746)
For the six months ended June 30, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization)	$990	$—	$—	$—	$990
Exploration costs	9,830	8,547	2,906	574	21,857
Mine construction costs	—	8,635	—	—	8,635
Mine development and operating costs	—	6,216	—	—	6,216
Operating loss	(10,427)	(26,083)	(3,630)	(8,581)	(48,721)
As at June 30, 2012
Investment in Minera Santa Cruz S.A.	$225,989	$—	$—	$—	$225,989
Mineral property interests	597,374	13,735	232,655	—	843,764
Total assets	843,476	39,552	237,926	16,264	1,137,218

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended June 30, 2011
Exploration costs	—	$7,185	$3,144	$297	$10,626
Operating loss	—	(7,639)	(4,175)	(1,594)	(13,408)
For the six months ended June 30, 2011
Exploration costs	—	$12,024	$4,952	$559	$17,535
Operating loss	—	(13,532)	(5,974)	(3,379)	(22,885)
As at December 31, 2011
Mineral property interests	—	$12,750	$232,704	$—	$245,454
Total assets	—	33,899	238,402	38,054	310,355

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
June 30, 2012

NOTE 12   FAIR VALUE ACCOUNTING (Continued)

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$23,398	$23,398	$—	$—
Marketable equity securities	486	447	39	—
	$23,884	$23,845	$39	$—
Liabilities:
Accounts payable and accrued liabilities	$8,223	$—	$8,223	$—

	Fair Value as at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$13,416	$13,416	$—	$—
Short-term investments	3,933	3,933	—	—
Marketable equity securities	1,480	897	583	—
	$18,829	$18,246	$583	$—
Liabilities:
Accounts payable and accrued liabilities	$5,612	$—	$5,612	$—

The Company’s cash and cash equivalents is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The fair value of this balance approximates the carrying amounts due to its short-term nature and historically negligible credit losses.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

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

The following discussion updates our plan of operation as of August 2, 2012 for the foreseeable future. It also analyzes our financial condition at June 30, 2012 and compares it to our financial condition at December 31, 2011.  Finally, the discussion analyzes our results of our operations for the three and six months ended June 30, 2012 and compares those results to the three and six months ended June 30, 2011.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2011.

Reliability of Information: Minera Santa Cruz S.A., the owner of the San José Mine, is responsible for and has supplied to us all reported results from the San José Mine.  The technical information contained herein is, with few exceptions as noted, based entirely on information provided to us by Minera Santa Cruz S.A. (“MSC”).  Our joint venture partner, a subsidiary of Hochschild Mining plc, and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of this document.  As we are not the operator of the San José Mine, there can be no assurance that production information reported to us by MSC is accurate, we have not independently verified such information and readers are therefore cautioned regarding the extent to which they should rely upon such information.

Overview

Business

McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.  On January 24, 2012, we changed our name from US Gold Corporation to McEwen Mining Inc. after the completion of the acquisition, by way of a statutory plan of arrangement pursuant to the laws of the Province of Alberta, Canada, of Minera Andes Inc. (“Minera Andes”).   Our principal assets consists of our 49% interest in the San José Mine in Santa Cruz, Argentina; the El Gallo Complex in Sinaloa, Mexico; the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

In this report, Au represents gold, Ag represents silver, oz represents ounce, opt represents troy ounces per short ton, gpt represents grams per metric tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square.  All of our financial information is reported in United States (“U.S.”) dollars, unless otherwise noted.

Argentina Update

During the second quarter of 2012, we did not receive any dividend payments from MSC.  Approximately 44% of second quarter gold and silver sales were delayed due to changes in the export revenue repatriation requirements in Argentina.  In April 2012, the Ministry of the Economy in Argentina announced rules which reduced the number of days mining companies have to repatriate funds back to the country to 15 days.  While MSC and other mining companies sought clarification and amendment to this policy, given the impracticality of meeting this requirement, doré and concentrate production continued at the mine but were not exported for refining and sale.  In May, this repatriation period was increased to 30 days which allowed MSC to resume a portion of silver and gold doré sales.  The repatriation period for doré was subsequently increased to 45 days.  For concentrate sales, MSC was granted an extension for repatriation to 120 days in June and finally in July to 180 days.  Concentrate exports resumed in June and the accumulated concentrate inventory at June 30, 2012 is expected to be sold in the third quarter of 2012.

Due to the disruption in cash flow, the long processing timeline for concentrates and other factors, we are not able to estimate the amount and timing of dividends we may receive during the remainder of 2012.  In July 2012, we received a dividend payment from MSC of $2.2 million.

Development and Exploration Activities

El Gallo Complex, Mexico

During the second quarter of 2012, development and construction continued at El Gallo Phase 1 and as of August 1, 2012, physical construction of the crushing plant and leach pad expansion were completed and startup procedures are currently underway.  Construction of the process plant should be completed in September 2012 with commercial production slated to begin October 1, 2012.  Phase 1 consists of a 3,000 tonne per day two stage crushing circuit, Adsorption-Desorption-Recovery (“ADR”) process plant, a new heap leach pad, expansion of an existing heap leach pad, and related infrastructure.  Total capital costs are expected to be slightly below the $15 million budget established for the project with the majority of the $1.8 million contingency unused when all final costs are determined.  Since December 2011, approximately 190,000 tonnes of mineralized material averaging 1.30 gpt gold has been stockpiled for future processing.  Approximately 3.8 million tonnes of waste and overburden have been removed during the same period.

During the first half of 2012, 70,713 ft. (21,552 m) of diamond drilling was completed at the El Gallo Complex.  The main areas of focus included the Palmarito and Mina Grande deposits.  Drilling results from Mina Grande showed a new gold vein that returned multiple intersections of high-grade gold over narrow intersections, although there has been limited drilling in the area.  Drilling is currently focused on extending the high-grade mineralization at depth and laterally.  Drilling results from Palmarito, which is located inside the Phase 1 production area, encountered wide intersections of low grade gold mineralization that could have a positive impact on the growth of the project should follow-up drilling be successful.  A 15-hole program is currently underway in an effort to expand the mineralization.

Gold Bar Project, Nevada

During the second quarter of 2012, baseline studies for the summer season began in support of the U.S. Bureau of Land Management and State of Nevada permitting required for mine development and construction.  Sites for constructing test wells for water supply were selected and plans are underway to drill and test these locations during the third quarter of 2012.  Two options for right of ways for road access and powerline/water pipeline corridors were also selected and baseline studies are underway in those areas.

Los Azules Copper Project, Argentina

During the first half of 2012, drilling at the project was slow due to difficult ground conditions and equipment problems.  A total of 9,301 ft. (2,835 m) was drilled during the field season in eight holes, which ran from early January to late April and fell short of the 26,247 ft. (8,000 m) originally planned.  Although significant intercepts of copper mineralization were encountered (summarized in our May 10, 2012 press release), most of the drill holes started were unable to reach their target depth due to difficult ground conditions.

In order to address the problems encountered during this past drilling season at Los Azules, we signed a contract with a drilling company to provide us with four core drills and one reverse-circulation drill for the upcoming 2012-2013 drill season which are considerably more powerful than the ones used this past season.  We anticipate commencing the upcoming drill season in November 2012, weather permitting.

In June 2012, we announced an updated resource estimate on the Los Azules project which showed that drilling has increased both the level of confidence associated with the mineralization and the estimated amount of the mineralized material.

Santa Cruz Exploration, Argentina

During the second quarter of 2012, a total of 26,903 ft. (8,200 m) of percussion drilling was completed on our Celestina project near Anglo Ashanti’s Cerro Vanguardia mine. Exploration work ceased towards the end of May 2012 with the onset of Argentinian winter.  We are currently evaluating the results of this exploration work to see if further drilling is justified at this project.

The drill permits for our 100% owned claim package adjacent to the San José Mine and Goldcorp’s Cerro Negro project are in review with the provincial government.  We have been notified that we should receive the approval of these permits by the end of the third quarter of 2012.  We are planning to establish a diamond core drilling program to commence with the receipt of these permits

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

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining Minera Andes Acquisition Corporation (“2012-Exchangeable Shares”), an indirect wholly-owned Canadian subsidiary of McEwen Mining, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 2012-Exchangeable Shares.  Our common stock began trading on the NYSE and TSX under the symbol “MUX” and the 2012-Exchangeable Shares began trading on the TSX under the symbol “MAQ” on January 27, 2012.

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

As a result of the Arrangement and on the date of closing, the combined company was held approximately 52% by existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. On a diluted basis, the combined company was held approximately 53% by then-existing McEwen Mining shareholders and 47% by former Minera Andes shareholders.

The 2012-Exchangeable Shares are exchangeable for our common stock on a one-for-one basis.  Option holders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of our common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share.  The option life and vesting period of the replacement options has not changed from the option life granted under the Minera Andes option plan.

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

The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with McEwen Mining being identified as the acquirer.  The measurement of the purchase consideration was based on the market price of our common stock on January 24, 2012, which was $5.22 per share.  The total purchase price, including the fair value of the options, amounted to $667.8 million.  The total transaction costs incurred through June 30, 2012 by us was $5.3 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.4 million for the six months ended June 30, 2012 in acquisition costs in the consolidated statements of operations and comprehensive loss.

The allocation of the purchase price on a preliminary basis, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining Minera Andes Acquisition Corp. issued on acquisition	$664,671
Stock options to be exchanged for options of McEwen Mining	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	597,374
Investment in Minera Santa Cruz S.A.	224,999
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(198,378)
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

Results of Operations — MSC

Overview

The following discussion is related only to MSC and is disclosed on a 100% basis of which we indirectly own 49%.  We account for our investment in MSC using the equity method.  Furthermore, this discussion is based on the results for the first half of 2012 whereas we have only recorded income from our equity investment for the period from January 25, 2012 to June 30, 2012.  MSC, the entity which owns and operates the San José Mine, is responsible for and has supplied to us all reported results and operational updates from the San José Mine.

For the three and six months ended June 30, 2012, MSC reported net income of $3.3 million and $21.6 million, respectively.  The amortization of the fair value increments arising from the preliminary purchase price allocation reduced the current reported net income from MSC by $3.7 million and $9.4 million for the same respective periods.

During the three months ended June 30, 2012, production was 21,946 ounces of gold and 1,500,000 ounces of silver.  This represented an increase of 24% for gold production and 13% for silver production compared to production of 17,700 ounces of gold and 1,332,000 ounces of silver in the same period in 2011.  The increase was mainly attributable to an increase in tonnage of 31% processed through the mill in the second quarter of 2012 compared to the same period in 2011.  During the second quarter of 2011, mill throughput decreased due to a strike at the mine which resulted in the loss of 18 days of production.

For the three months ended June 30, 2012, net sales decreased by 36% as compared to the same period in 2011, primarily due to changes in the export revenue repatriation requirements in Argentina.  Please refer to a more detailed discussion in the sales section below.

The following table sets out operating cash costs and total cash costs (on a co-product basis) of the San José Mine for the first half of 2012 and for the comparable period in 2011, and they are considered to be non-GAAP measures (see non-GAAP measures, page 30), as well as production totals and sales totals for the same periods.  Also included are the production figures on a 49% attributable basis

	Q2 YTD 2012	Q2 2012	Q1 2012	Q2 YTD 2011	Q2 2011	Q1 2011
San José - 100%
Tonnes processed (‘000)	245	129	116	212	98	114
Ounces gold produced (‘000)	42	22	20	39	18	21
Ounces gold sold (‘000)	32	18	14	40	22	18
Ounces silver produced (‘000)	2,856	1,500	1,356	2,854	1,332	1,522
Ounces silver sold (‘000)	2,178	1,146	1,032	2,926	1,584	1,342
Net sales (‘000)	$116,139	$56,375	$59,764	$155,989	$88,166	$67,823
Operating cash cost (‘000)	48,793	25,535	23,258	39,001	18,382	20,619
Operating cash cost/tonne ($/t)	199	198	201	184	187	181
Total cash cost/oz Au ($/oz)	770	842	697	519	527	514
Total cash cost/oz Ag ($/oz)	14.67	15.32	13.90	12.60	13.56	11.70

McEwen Mining - 49% share
Ounces gold produced (‘000)	21	11	10	19	9	10
Ounces silver produced (‘000)	1,399	735	664	1,398	653	746
Ounces gold equivalent produced (‘000) (1)	48	25	23	46	22	24

(1) Gold equivalent calculated using an average silver:gold ratio of 52:1

Sales

Net sales realized by MSC from the sale of gold and silver for the quarter ended June 30, 2012 totaled $56.4 million as compared to $88.2 million for the same period in 2011, a decrease of $31.8 million or 36%.   During the first half of 2012, net sales totaled $116.1 million as compared to $156.0 million for the same period in 2011, a decrease of $39.9 million or 26%.  As noted previously, approximately 44% of gold and silver sales for the second quarter of 2012 were delayed due to changes in the export revenue repatriation requirements in Argentina.  As these issues appear to be resolved, the unsold inventory at June 30, 2012 is expected to be sold during the third quarter of 2012.

The average gross sale price for gold sold in the second quarter of 2012 was $1,559 per ounce, an increase of 4% compared to $1,496 per ounce received in the same period in 2011.  In comparison, the average London P.M. fix price for gold increased by 6% to $1,603 per ounce during the second quarter of 2012, as compared to $1,506 per ounce for the same period in 2011.

The average weighted gross sale price for silver sold in the second quarter of 2012 was $25.90 per ounce, a decrease of 28% compared to $36.18 per ounce received in the same period in 2011.  In comparison, the average London P.M. fix price for silver significantly decreased by 23% to $29.38 per ounce during the second quarter of 2012, as compared to $37.96 per ounce for the same period in 2011.

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

Operating cash costs were $25.5 million for the three months ended June 30, 2012, as compared to $18.4 million for the same period in 2011. Average operating cash costs were $198 per tonne of processed ore for the second quarter of 2012 compared to $187 per tonne in 2011, an increase of 6% which is primarily due to an increase in costs in 2012 as a result of inflationary pressures on labor costs, materials and supplies within Argentina.

On a per-ounce co-product basis the average total cash cost was $842 per ounce of gold and $15.32 per ounce of silver for the three months ended June 30, 2012, as compared to $527 per ounce of gold and $13.56 per ounce of silver for the same period in 2011. Co-product average total costs are calculated by dividing the respective proportionate share of the total costs for each metal for the period by the ounces of each respective metal produced. The proportionate share of the total costs is calculated by multiplying the total operating cash costs by the percentage of total production value that the respective metal represents.  Accordingly, approximately 45% of the value of the 2012 production was derived from gold and 55% was derived from silver. The increase in per-ounce co-product costs for both gold and silver during the second quarter of 2012 compared to the prior year period is primarily related to higher labor costs, higher materials and supplies costs, inflationary pressures within Argentina, and a higher percentage of sales coming from concentrate sales versus doré.  Doré production was significantly reduced while modifications were made to the process plant and production of concentrate was temporarily increased during this time.  Concentrate sales carry higher refining, treatment and export taxes than doré.  The balance between concentrate and doré production returned to normal levels towards the end of the second quarter of 2012.

Investment in MSC

The following table shows the reconciliation of MSC’s net income, as reported under U.S. GAAP, compared to the equity pickup that is reported on our financial statements.  Since the acquisition of Minera Andes closed on January 24, 2012, MSC reported us only its net income from January 25, 2012 to June 30, 2012.

As at
June 30, 2012
(in thousands)
Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	224,999
Income from equity investment	5,597
Amortization of fair value increments	(4,607)
Investment in MSC, end of period	$225,989

	Three Months Ended	Period Ended
	June 30, 2012	June 30, 2012
	(in thousands)	(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$56,375	$96,603
Net income - MSC 100%	3,255	11,422
McEwen Mining’s portion - 49%	1,595	5,597
Net income on investment in MSC	$1,595	$5,597

As at June 30, 2012, MSC had current assets of $131.2 million, total assets of $714.7 million, current liabilities of $94.1 million and total liabilities of $279.8 million.

On July 27, 2012, MSC declared a dividend of $20.0 million Argentine pesos ($4.4 million), of which $9.8 million Argentine pesos ($2.2 million) was payable to us, and was subsequently received on July 30, 2012.

Exploration

The objective of the 2012 exploration program at the San José Mine is to complete 362,533 ft. (110,500 m) of diamond drilling, of which 223,097 ft. (68,000 m) will be for exploration of new mineralized material and 139,436 ft. (42,500 m) for infill drilling.  The exploration budget for 2012 is approximately $14 million.

During the first half of 2012, 142,943 ft. (43,569 m) of drilling was completed. Drilling was comprised of 71,677 ft. (21,847 m) of brownfield, 40,925 ft. (12,474 m) of infill and 30,341 ft. (9,248 m) of prospecting.

Results of Consolidated Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for this period includes the results of Minera Andes beginning on January 25, 2012.

For the six months ended June 30, 2012, we recorded a net loss of $40.5 million, or $0.16 per share, compared to a net loss for the corresponding period of 2011 of $21.9 million or $0.16 per share.  The increase in net loss for the first half of 2012 compared to the first half of 2011 reflects the results from our acquisition of Minera Andes as well as our efforts to construct and operate El Gallo Phase 1 in Mexico.  The only revenue during the first half of 2012 was from our investment in MSC, discussed above.  Notwithstanding the acquisition of Minera Andes, including MSC, we expect to continue to incur losses unless and until we significantly increase production.

General and administrative expense during the 2012 period increased by $5.3 million to $8.8 million compared to $3.5 million for the same period in 2011.  The majority of the increase came from the acquisition of Minera Andes.  The increase was due to increase in salaries of $1.2 million, increase in stock-based compensation expense of $0.9 million, increase in travel expenses of $0.6 million, increase in legal fees of $0.5 million, increase in rent of $0.4 million, increase in accounting and tax of $0.3 million, increase in bank charges of $0.3 million, increase in investor relations activities of $0.2 million, increase in consultants of $0.2 million, increase in other office expense of $0.2 million and the remaining increase came from increases in various miscellaneous expenses.

For the six months ended June 30, 2012 and June 30, 2011, we incurred $1.4 million and $0.2 million, respectively, in transaction costs in connection with our acquisition of Minera Andes.  The majority of the 2012 costs were incurred during the first quarter of 2012.

Property holding costs during the 2012 period increased by $0.9 million to $2.0 million compared to $1.1 million for the same period in 2011.  The reason for the increase is partly due to the addition of the properties acquired in Argentina in 2012.

Exploration costs for the first half of 2012 increased by $4.4 million to $21.9 million as compared to $17.5 million for the same period in 2011, reflecting the addition of exploration activities performed on the properties acquired in Argentina in 2012.  For the first six months of 2012, exploration spending in Mexico decreased by $3.5 million to $8.5 million, for a total of 70,713 ft. (21,552 m) drilled as compared to $12.0 million, for a total of 194,730 ft. (59,009 m) drilled in the same period of 2011.  During the first half of 2012, total feasibility study costs incurred for the El Gallo project, which was included in exploration costs, was $1.0 million as compared to $0.9 million in the same period in 2011.  For the first six months of 2012, exploration spending in Nevada decreased by $2.1 million to $2.9 million, for a total of 2,929 ft. (893 m) drilled as compared to $5.0 million, for a total of 31,422 ft. (9,522 m) drilled in the same period in 2011.  Total pre-feasibility costs incurred for the Gold Bar project for the first half of 2012 was $0.4 million as compared to $0.9 million for the same period in 2011.  From January 25, 2012 to June 30, 2012, exploration spending in Argentina was $9.8 million, for a total of 20,177 ft. (6,150 m) of core drilled.

Total stock-based compensation expense in the 2012 period increased to $2.1 million compared to $1.2 million for the same period of 2011, mainly due to the cost of the replacement stock options for Minera Andes as a result of the acquisition.  Stock-based compensation expense is allocated to both general and administrative expense and exploration costs within the unaudited consolidated statements of operations and comprehensive loss.

During the first half of 2012, we incurred $8.6 million on the construction of the mine at the El Gallo Complex.  These costs include the construction of the crusher, ADR process plant, leach pad, and management costs to oversee the construction.  As noted in our Critical Accounting Polices, these costs are expensed unless proven and probable reserves are established.  During the first half of 2012, we also incurred $6.2 million in operating costs at the El Gallo Complex.  The majority of these costs are for contract mining services, which consists of mainly pre-stripping activities and waste and mineralized material haulage.  There were no similar costs in the comparable period in 2011.

Other expense totaled $0.3 million for the six months ended June 30, 2012, mainly due to the sale of gold and silver bullion, offset by an other-than-temporary impairment on our marketable equity securities.  During the first half of 2012, we sold 2,433 ounces of gold bullion and 226,299 ounces of silver, which resulted in a net realized gain of $1.8 million.  As at June 30, 2012, we deemed most of our available-for-sale securities to be other-than-temporarily impaired and as a result recorded an impairment of $2.0 million for the six months ended June 30, 2012.  We also recorded an unrealized loss on silver bullion of $0.4 million as a result of a reduction in the fair market value of silver as at June 30, 2012.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

For the three months ended June 30, 2012, we recorded a net loss of $21.3 million, or $0.08 per share, compared to a net loss for the corresponding period of 2011 of $13.2 million or $0.09 per share.  The increase in net loss for the second quarter of 2012 compared to the second quarter of 2011 reflects the results from our acquisition of Minera Andes as well as our efforts to construct and develop Phase 1 gold production in Mexico.  The only revenue during the second quarter of 2012 was from our investment in MSC, discussed above.

General and administrative expense during the 2012 period increased by $2.0 million, from $2.1 million in the 2011 period to $4.1 million in the 2012 period.  The majority of the increase came from the acquisition of Minera Andes.  The increase was due to increase in salaries of $0.5 million, increase in legal fees of $0.3 million, increase in travel expenses of $0.2 million, increase in investor relations activities of $0.2 million, increase in consultants of $0.1 million, increase in rent of $0.1 million, increase in other office expense of $0.1 million and the remaining increase came from increases in various miscellaneous expenses.

Property holding costs during the 2012 period increased by $0.2 million, from $0.2 million in the 2011 period to $0.4 million in the 2012 period.

Exploration costs for the second quarter of 2012 slightly decreased by $0.5 million, from $10.6 million in the 2011 period to $10.1 million in the 2012 period, reflecting exploration activities from Argentina and a decrease in exploration activities in Mexico and Nevada.  During the second quarter of 2012, exploration spending in Mexico decreased by $3.4 million to $3.8 million, for a total of 24,255 ft. (7,393 m) drilled as compared to $7.2 million, for a total of 126,070 ft. (38,203 m) drilled in the same period of 2011.  During the second quarter of 2012, total feasibility study costs incurred for the El Gallo project, which was included in exploration costs, was $0.5 million as compared to $0.7 million in the same period in 2011.  During the second quarter of 2012, exploration spending in Nevada decreased by $2.0 million to $1.1 million, with no drilling activities, as compared to $3.1 million, for a total of 31,422 ft. (9,522 m) drilled in the same period in 2011.  Total pre-feasibility costs incurred for the Gold Bar project for the second quarter of 2012 was $0.1 million as compared to $0.3 million for the same period in 2011. During the second quarter of 2012, exploration spending in Argentina was $5.0 million, primarily in connection with the Los Azules drilling campaign.

Total stock-based compensation expense in the 2012 period decreased to $0.5 million compared to $0.7 million for the same period of 2011, mainly due to the cancellation of some unvested stock options and partially offset by the cost of the replacement stock options for Minera Andes as a result of the acquisition.

During the second quarter of 2012, we incurred $7.0 million and $3.5 million on the construction and operation of the El Gallo Complex, respectively.  These are the same activities mentioned above in discussion of the six month period ended June 30, 2012.  There were no similar costs in the comparable period in 2011.

Other expense totaled $1.8 million for the three months ended June 30, 2012, mainly due to an other-than-temporary impairment of $2.0 million on our marketable equity securities, which was previously discussed.

Non-GAAP Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP (“non-GAAP”) performance measures.  Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies.

Operating cash cost per tonne is calculated by dividing the total operating cash costs for the period by the tonnes processed in that period. Total operating cash costs are the sum of geology, mining, processing, general and administration, royalty costs and refining and treatment charges (for doré product only). Prior to 2012, operating cash costs also included some sales costs charged by the previous doré refinery contract. Total cash cost per ounce are calculated on a co-product basis and by dividing the respective proportionate share of the total cash costs for the period attributable to each metal by the ounces of each respective metal produced. Total cash cost per ounce is the sum of the geology, mining, processing, general and administration costs, royalties, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes divided by the number of ounces of gold and silver produced at the mine.  Depreciation is excluded from both operating cash costs and total cash costs.

We use operating and total cash cost as an operating performance indicator. We provide this measure to provide additional information regarding operational efficiencies at the San José Mine. Operating and total cash costs should be considered as a non-GAAP performance measure and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  Cash costs are based on information from MSC and do not impact our consolidated financial statements. There are material limitations associated with the use of such non-GAAP measures.  Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined in accordance with U.S. GAAP.  Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, and the costs of labor, consumables, mine site operations , and general and administrative activities can cause these measures to increase or decrease.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $39.7 million, comprised of current assets of $48.5 million, which includes $13.0 million of gold and silver bullion, and current liabilities of $8.7 million.  This represents a decrease of approximately $2.0 million from the working capital of $41.7 million at fiscal year end December 31, 2011.  At June 30, 2012, the fair value of our gold and silver bullion exceeded its book value by approximately $1.0 million.

With the acquisition of Minera Andes on January 24, 2012, our working capital available during 2012 increased by approximately $42.7 million, including a dividend receivable from MSC of $9.4 million, which was received in February 2012.  We expect to receive further dividends from MSC during 2012, although the timing and amount of those dividends will depend upon silver and gold prices, production levels, operating costs, capital expenditures, Argentine central bank and government restrictions, and a variety of other factors beyond our control.  No dividends were received from MSC during the second quarter of 2012 given MSC’s sales were impacted by the changes in the repatriation requirements.  On July 27, 2012, MSC declared a dividend of $20.0 million Argentine pesos ($4.4 million), of which $9.8 million Argentine pesos ($2.2 million) was payable to us, and subsequently received on July 30, 2012.  We began hauling waste rock and mineralized materials for Phase 1 at the El Gallo Complex during the first quarter of 2012 and expect our first gold sales to be recorded in the third quarter of 2012 but we can provide no assurance on the timing or quantity of gold sales or provide guidance on the projected profitability of mining operations.  Our working capital at present is sufficient to fund the $2 million remaining budget required for Phase 1 development along with ongoing exploration and corporate activities over the next 12 months.  We expect the upcoming Los Azules drilling season to be funded primarily from dividends from MSC.  We may also seek to raise additional capital prior to the end of the year should a decision to proceed with El Gallo Phase 2 be made.  This may be by means of a rights offering or other method subject to approval by the Board of Directors and regulators.

Net cash used in operations for the six months ended June 30, 2012 increased to $42.7 million from $22.3 million for the corresponding period in 2011, mainly due to increases in cash paid to suppliers and employees as a result of the acquisition of Minera Andes and the increased development and construction expenditures of El Gallo Phase 1.  Cash paid to suppliers and employees increased to $42.8 million during the 2012 period from $22.4 million during the 2011 period.

Cash provided by investing activities for the six months ended June 30, 2012 was $49.4 million, primarily due to cash received from the acquisition of Minera Andes of $36.3 million as well as proceeds from the sale of gold and silver bullion of $11.3 million.  This compares to cash used in investing activities of $37.5 million in the comparable period of 2011, primarily due to additional purchases of gold and silver bullion of $31.3 million, additional purchases of property and equipment of $7.2 million and partially offset by proceeds from the sale of gold bullion.

Cash provided by financing activities for the first half of 2012 was $3.3 million from the exercise of stock options as compared to $106.2 million in 2011 mainly from the public offering of 17.25 million shares.

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

Mexico

During the second half of 2012, we expect to complete the infrastructure upgrades and installations required to begin Phase 1 gold production at our El Gallo Complex.  We expect production to commence during the third quarter and forecast production of approximately 10,000 ounces of gold in 2012, with estimated annualized production of 30,000 ounces of gold.

The exploration budget for 2012 for El Gallo Complex and other Mexican properties is approximately $15 million, of which $8.5 million has been spent during the first half of 2012.

Technical work and resource modeling will continue on Phase 2 development at the El Gallo Complex and we expect to submit permit applications to the Mexican authorities during the second half of 2012.  We expect the environmental review process to take approximately one year.  Area and regional exploration efforts will continue throughout 2012.

Argentina

Planning is underway towards the next drilling season at the Los Azules Project in order to overcome the difficulties experienced this recently completed season.  In May 2012, we signed a contract with a drilling company to provide four core drill rigs larger in size than the ones used this past season in order to increase the likelihood of reaching target depth.  The next season is expected to run from November 2012 until April 2013 with the actual start date dependent on road access and weather conditions following the winter in Argentina. The drilling efforts are expected to primarily target new areas of mineralization, especially to the southwest side of the known deposit where we are targeting geophysical anomalies detected during geophysical surveys completed by Minera Andes in 2010.  We have budgeted $5 million towards exploration at the Los Azules Project during the fourth quarter of 2012.

We will conduct a thorough review of our 100% owned properties in Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets.  We have budgeted $5.5 million towards exploration in Santa Cruz for 2012, of which $3.3 million was spent during the first half of 2012.

At the San José Mine, we expect production for 2012, on a 100% basis, to remain on track to produce approximately 5.7 million ounces of silver and 85,000 ounces of gold.  As agreed with our joint venture partner, Hochschild Mining plc, we expect exploration both at the San José Mine and the surrounding joint venture property area will increase significantly in 2012 with a total budget of over $14 million to be spent on drilling.  It is expected that approximately one-half of this amount will be spent on brownfield drilling to locate new areas of mineralization.

Nevada

We expect to continue to advance the Gold Bar Project through the permitting process during 2012.  This will involve environmental baseline data collection with expected completion in the third quarter of 2013.Exploration drilling is expected to take place at Limo and other areas in Nevada, as warranted.  Further reconnaissance sampling and mapping will continue on our other Nevada properties.  The exploration budget for Nevada for 2012 is approximately $4 million, of which $2.9 million has been spent during the first half of 2012.

We are currently undertaking a strategic review of our property holdings in Nevada and may choose to option or drop certain groups of claims during the third quarter of 2012.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

Listed below are updates to our significant accounting policies since December 31, 2011.

Business Combinations — The Company accounts for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations.  The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities.  The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.  Transaction costs are expensed as incurred and are reported on the acquisition costs line within the consolidated statements of operations and comprehensive loss.

Investments — Equity Method and Joint Ventures - The Company accounts for investments over which the Company exerts significant influence using the equity method of accounting pursuant to ASC Topic 323 — Investments, Equity Method and Joint Ventures.  Under this method, the Company’s share of earnings and losses is included in the consolidated statement of operations and comprehensive loss and the balance of the investment is adjusted by a like amount.  Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income.  Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

IVA taxes receivable — In Mexico, value added taxes (IVA) are assessed on purchases of materials and services and sales of products.  Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.  In Argentina, except for the San José Mine, the Company expenses all IVA as their recoverability is uncertain.

Ore Stockpile Inventories — Ore stockpile inventories are carried at the lower of average cost or net realizable value, once commercial production is achieved. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. At June 30, 2012, all ore stockpile inventories at El Gallo Phase 1 were expensed since commercial production has not yet been achieved. Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore. Material is removed from the stockpile at an average cost per tonne.

Other Inventories — Other inventories include materials and supplies.  Materials and supplies inventories are comprised of chemicals, reagents and consumable parts used in drilling and other operating activities.  They are valued at the lower of average cost or net realizable value.  Cost includes applicable taxes and freight.

Revenue Recognition — Revenue includes sales value received for the Company’s principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.  All sales prior to commercial production will be used to offset related mining costs.

Proven and Probable Reserves — The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

As of June 30, 2012, except for the Company’s 49% interest in the San José Mine, none of the Company’s other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

Design, Construction, and Development Costs — Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves.  The Company classifies the Phase 1 development of the El Gallo Complex as an exploration stage project since no proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred.

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

As of June 30, 2012, except for the Company’s 49% interest in the San José Mine, development costs are not capitalized at any of the Company’s properties, as no proven and probable reserves exist.

Property and Equipment — Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost.  Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.  Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years.  All mining equipment is depreciated using the units-of-production method based upon estimated proven and probable reserves.

Impairment of Long-Lived Assets — The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded.  Mineral properties are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.  The Company uses the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material.  The Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves.  As such, the appropriate evidence to perform estimates of future cash flows is not available and may not be accurate in supporting the Company’s long-lived assets.  For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.  For the recently acquired Santa Cruz exploration properties, the Company has separated its properties into two regions, due to their physical separation, for the purposes of impairment testing. The two regions are Cerro Negro and Other Santa Cruz exploration properties.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $3.9 million at June 30, 2012, a 1% change in the Canadian dollar would have minimal impact in the statement of operations.

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

Commodity Price Risk

We own a 49% interest in the San José Mine, an operating silver-gold mine in Santa Cruz, Argentina.  As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $13.0 million at June 30, 2012, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $1.3 million.  At June 30, 2012, our gold and silver bullion had a combined fair value of $14.0 million.

Foreign Country Risk

Our El Gallo Project and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2012, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico.  This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Presidential and congressional elections were held in July 2012 with Enrique Pena Nieto from the Institutional Revolutionary Party (PRI) winning the presidency and the PRI winning the most seats but failing to win a majority in Congress.  The new president takes office in December.  It is indeterminate what effect, if any, these political changes will have on our ability to operate in Mexico.

We also have material properties located in Argentina.  There are risks relating to an uncertain or unpredictable political and economic environment in Argentina.  During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations.  In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements.  In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country.  Although this particular change did not affect MSC as their fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will not unilaterally take other action which could have a material adverse effect on our interests in Argentina, including in particular the San José Mine.  In October 2011, Argentina announced a decree requiring mining companies to repatriate mining revenues to Argentine currency before distributing revenue either locally or overseas.  MSC estimated that this would result in an additional $2 million in its annual pre-tax operating expenses (on a 100% basis) as a result of the increased foreign exchange and bank transaction costs caused by the issuance of this decree.  In April 2012, the government of Argentina and their central bank announced further rules which initially reduced the number of days mining companies have to repatriate funds to 15 days and then subsequently in July 2012, relaxed the repatriation requirement to 45 days on the sale of doré and 180 days on the sale of concentrates for certain mining companies including MSC.  During this interim period of uncertainty, there was a disruption to MSC’s exports, especially concentrate sales which take significantly longer than doré to process.  In April 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company.  Other unanticipated changes by the Argentinean government could negatively impact the profitability of the San José Mine or affect our ability to explore or develop our Los Azules project or other exploration properties in Argentina.  Political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate.

Item 4. CONTROLS AND PROCEDURES

(a)                                  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

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

The Los Azules litigation was commenced in the Supreme Court of British Columbia, Canada as follows:

TNR Gold Corp. and Solitario Argentina S.A. [Plaintiffs] v. MIM Argentina Exploraciones S.A., Minera Andes Inc., Minera Andes S.A., Los Azules Mining Inc. and Andes Corporacion Minera S.A. [Defendants]  (Court File No. S-084670, Vancouver Registry).  This proceeding was initiated on June 30, 2008 and Minera Andes was joined as a Defendant in this proceeding in September 2010.  The foregoing proceeding was consolidated in April 2012 with Minera Andes S.A., Minera Andes Inc., Los Azules Mining Inc. and Andes Corporacion Minera S.A. [Plaintiffs] v. TNR Gold Corporacion and Solitario Argentina S.A. [Defendants] (Court File No. VLC-S-S-102992) initiated April 1, 2010.

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Three and Six Months Ended June 30, 2012 and 2011, (iv) the Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2012 and 2011, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Dated: August 8, 2012	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: August 8, 2012	By Perry Y. Ing, Vice President and
Chief Financial Officer