Form 10-Q
period 2012-09-30
McEwen Mining Inc.
filed 2012-11-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 190,757,047 shares outstanding as of November 2, 2012 (and 77,747,371 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Income on investment in Minera Santa Cruz S.A., net of amortization - note 7	$11,311	$—	$14,759	$—
Gold and silver sales	456	—	456	—
	11,767	—	15,215	—
COSTS AND EXPENSES
Production costs applicable to sales	119	—	119	—
General and administrative	4,119	1,540	12,935	5,059
Acquisition costs	8	1,920	1,450	2,128
Property holding costs	2,147	2,362	4,127	3,470
Exploration costs	6,708	15,115	28,565	32,650
Mine construction costs	4,671	—	13,306	—
Mine operating costs	2,406	—	8,622	—
Accretion of asset retirement obligation	110	134	342	400
Depreciation	266	179	750	438
Gain on sale of property and equipment	(1,135)	(11)	(1,265)	(21)
Asset impairments	2,902	—	3,081	—
Total costs and expenses	22,321	21,239	72,032	44,124

Operating loss	(10,554)	(21,239)	(56,817)	(44,124)

OTHER INCOME (EXPENSE)
Interest income	16	19	198	50
Interest expense	—	46	—	29
Gain on sale of gold and silver bullion - note 4	1,233	1,143	3,075	1,667
Unrealized loss on silver bullion - note 4	—	(2,139)	(359)	(2,139)
(Loss) gain on sale of marketable equity securities - note 3	(70)	19	(70)	19
Other-than-temporary impairment on marketable equity securities - note 3	—	—	(1,993)	—
Foreign currency gain (loss)	423	(1,529)	469	(1,070)
Total other income (expense)	1,602	(2,441)	1,320	(1,444)

Loss before income taxes	(8,952)	(23,680)	(55,497)	(45,568)
Recovery of income taxes - note 2	6,369	—	14,919	—
Net loss	(2,583)	(23,680)	(40,578)	(45,568)

OTHER COMPREHENSIVE LOSS
Reclassification of unrealized gain on marketable equity securities disposed of during the period, net of taxes	—	—	1,000	—
Unrealized (loss) gain on marketable equity securities, net of taxes	(1)	89	(2)	(777)

Comprehensive loss	$(2,584)	$(23,591)	$(39,580)	$(46,345)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.01)	$(0.17)	$(0.16)	$(0.33)
Weighted average common shares outstanding: - basic and diluted	268,373	139,725	256,834	136,134

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,520	$13,416
Short-term investments	—	3,933
Marketable equity securities - note 3	6	1,480
Gold and silver bullion (market value - 2012 - $2,273; 2011 - $24,483) - note 4	1,690	22,810
IVA taxes receivable	8,139	2,983
Inventories - note 5	2,783	139
Prepaid and other current assets	4,882	3,122
Total current assets	36,020	47,883

Mineral property interests - note 6	785,278	245,454
Restrictive time deposits for reclamation bonding - note 6	5,190	5,190
Investment in Minera Santa Cruz S.A. - note 7	271,180	—
Property and equipment, net - note 8	13,483	11,772
Other assets	54	56
TOTAL ASSETS	$1,111,205	$310,355

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,181	$5,612
Current portion of asset retirement obligation - note 6	323	512
Total current liabilities	7,504	6,124

Asset retirement obligation, less current portion - note 6	6,169	5,741
Deferred income tax liability - note 2	242,761	78,786
Other liabilities	400	400
Total liabilities	$256,834	$91,051

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 189,610 shares as of September 30, 2012 and 136,572 shares as of December 31, 2011 issued and outstanding
Exchangeable: (2012) 78,886 shares as of September 30, 2012 and nil shares as of December 31, 2011 issued and outstanding
Exchangeable: (2007) nil shares as of September 30, 2012 and 3,181 shares as of December 31, 2011 issued and outstanding	1,288,478	613,831
Accumulated deficit	(433,816)	(393,238)
Accumulated other comprehensive loss	(291)	(1,289)
Total shareholders’ equity	854,371	219,304

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,111,205	$310,355

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total

Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	1,905	—	—	1,905
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options from 2007 acquisition	70	361	—	—	361
Shares issued for Mexico mining concessions	84	582	—	—	582
Unrealized loss on marketable equity securities	—	—	(777)	—	(777)
Net loss	—	—	—	(45,568)	(45,568)
Balance, September 30, 2011	139,753	$613,064	$(520)	$(376,934)	$235,610

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	2,845	—	—	2,845
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Exercise of stock options	387	721	—	—	721
Exercise of stock options from Minera Andes Inc.	942	2,844	—	—	2,844
Shares issued for Mexico mining concessions	83	391	—	—	391
Unrealized loss on marketable equity securities	—	—	(2)	—	(2)
Reclassification of unrealized loss on marketable equity securities disposed of during the period, net of tax	—	—	(993)	—	(993)
Other-than-temporary impairment on marketable equity securities	—	—	1,993	—	1,993
Net loss	—	—	—	(40,578)	(40,578)
Balance, September 30, 2012	268,496	$1,288,478	$(291)	$(433,816)	$854,371

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For Nine Months Ended September 30,
	2012	2011
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(65,760)	$(40,243)
Dividend received from Minera Santa Cruz S.A.	2,154	—
Interest received	125	50
Cash used in operating activities	(63,481)	(40,193)
Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	36,337	—
Short-term investments (net)	3,933	—
Acquisition of mineral property interests	(712)	(9,828)
Additions to property and equipment	(1,769)	(7,777)
Proceeds from disposal of property and equipment	3,143	36
Investment in gold and silver bullion	—	(31,300)
Proceeds from sale of gold and silver bullion	23,836	8,784
Investment in marketable equity securities	—	(284)
Proceeds from sale of marketable equity securities	409	1,854
Increase in restricted investments securing reclamation	—	(413)
Cash provided by (used in) investing activities	65,177	(38,928)
Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	105,415
Exercise of stock options	3,564	773
Cash provided by financing activities	3,564	106,188
Effect of exchange rate change on cash and cash equivalents	(156)	(1,078)
Increase in cash and cash equivalents	5,104	25,989
Cash and cash equivalents, beginning of period	13,416	6,818
Cash and cash equivalents, end of period	$18,520	$32,807

Reconciliation of net loss to cash used in operating activities:
Net loss	$(40,578)	$(45,568)
Adjustments to reconcile net loss from operating activities:
Income on investment in Minera Santa Cruz S.A. (net of amortization)	(14,759)	—
Deferred income taxes	(14,919)	—
Gain on sale of gold and silver bullion	(3,075)	(1,667)
Unrealized loss on silver bullion	359	2,139
Other-than-temporary impairment on marketable equity securities	1,993	—
Loss (gain) on sale of marketable equity securities	70	(19)
Gain on sale of property and equipment	(1,265)	(21)
Asset impairments	3,081	—
Stock-based compensation	2,845	1,905
Accretion of asset retirement obligation	342	400
Depreciation	750	438
Foreign exchange loss	156	1,078
Change in non-cash working capital items:
Increase in other assets related to operations	(6,680)	(1,720)
Dividend receivable obtained from acquisition of Minera Andes Inc.	9,363	—
Dividend receivable from Minera Santa Cruz S.A.	2,611	—
(Decrease) increase in liabilities related to operations	(3,775)	2,842
Cash used in operating activities	$(63,481)	$(40,193)

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

The Company recently began production at Phase 1 of the El Gallo Complex in Mexico, with a total of 298 oz of gold produced during September 2012.

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011, the consolidated balance sheets as at September 30, 2012 (unaudited) and December 31, 2011, the unaudited consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2012 and 2011, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2011.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K.

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
September 30, 2012

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

IVA taxes receivable — In Mexico and Argentina, value added taxes (IVA) are assessed on purchases of materials and services and sales of products.  Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.  In Argentina, except at the San José Mine, the Company expenses all IVA as their recoverability is uncertain.

Stockpiles, Ore on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies — Stockpiles, ore on leach pads, and in-process inventory are carried at the lower of average cost or net realizable value, if commercial production is achieved. For accounting purposes, the Company has achieved commercial production during the third quarter of 2012 after its initial gold pour in late September.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, ore on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

Stockpiles represent ore that have been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore. Material is removed from the stockpile at an average cost per tonne.  Since the Company only achieved commercial production for accounting purposes in September 2012, no value was allocated to stockpiles prior to the month of September 2012.

Ore on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months.  Costs are attributed to the leach pads based on current mining costs incurred up to the point of placing the ore on the pad.  Costs are removed from the leach pad based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered.  The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads, the grade of ore placed on the leach pads and a recovery percentage.  The quantities of recoverable gold placed on the leach pads are reconciled to the quantities of gold actually recovered (metallurgical balancing), by comparing the grades of ore placed on the leach pads to actual ounces recovered.  The nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In-process inventories represent materials that are currently in the process of being converted to a saleable product.  The El Gallo Phase 1 conversion process is an Adsorption-Desorption-Recovery (“ADR”) processing plant utilizing carbon columns for recovery.  In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants.  In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

Precious metal inventory include gold bullion that is unsold and held at the refinery and is valued at the lower of average mining cost or net realizable value.

Materials and supplies inventories are comprised of chemicals, reagents and consumable parts used in drilling and other operating activities.  They are valued at the lower of average cost or net realizable value.  Cost includes applicable taxes and freight.

Revenue Recognition — Revenue includes sales value received for the Company’s principal products, gold and silver. Revenue is recognized, net of refining charges and royalties, when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Revenues from by-product sales are credited to production cost applicable to sales.  Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

The Company entered into a doré sales agreement, whereby the Company has the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Complex prior to the completion of refining, which normally takes 15 business days.

The Company has a net smelter return (“NSR”) royalty agreement with a third party on all Phase 1 metals production and a portion of future Phase 2 metals production from the El Gallo Complex.  The terms of the royalty agreement stipulate that production up to 30,000 of gold and gold equivalent ounces are subject to a 1% NSR, production between 30,001 to 380,000 of gold and gold equivalent ounces are subject to a 3.5% NSR, and 1% thereafter.  Currently the Company is subject to the 3.5% NSR.  Under the terms of the royalty agreement, the royalty holder has the option to settle the NSR payment in cash or gold and gold equivalent ounces.  The royalty holder has indicated a preference to settle the NSR payment in gold and gold equivalent ounces which would be calculated on the day the refiner credits the Company’s metals account.

Proven and Probable Reserves — The definition of proven and probable reserves is set forth in the SEC Industry Guide 7 (“Guide 7”). Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

As of September 30, 2012, except for the Company’s 49% interest in the San José Mine, none of the Company’s other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Design, Construction, and Development Costs — Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves.  Prior to commercial production for accounting purposes in September 2012, the Company classified the Phase 1 development of the El Gallo Complex as an exploration stage project since no Guide 7 proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment were expensed as incurred.

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

As of September 30, 2012, except for the Company’s 49% interest in the San José Mine, development costs are not capitalized at any of the Company’s properties, as no proven and probable reserves exist.

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

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

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining - Minera Andes Acquisition Corporation (“2012-Exchangeable Shares”), an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 2012-Exchangeable Shares.  After closing of the Arrangement, the name of the Company was changed to McEwen Mining Inc.  The Company’s common stock began trading on the NYSE and TSX under the symbol “MUX” and the 2012-Exchangeable Shares began trading on the TSX under the symbol “MAQ” on January 27, 2012.

As a result of the Arrangement and on the date of closing, the combined company was held approximately 52% by then-existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. On a diluted basis, the combined company was held approximately 53% by then existing McEwen Mining shareholders and 47% by former Minera Andes shareholders.

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 2   BUSINESS ACQUISITION (Continued)

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

The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer.  The measurement of the purchase consideration was based on the market price of the Company’s common stock on January 24, 2012, which was $5.22 per share.  The total purchase price, including the fair value of the options, amounted to $667.8 million.  The total transaction costs incurred through September 30, 2012 by the Company was $5.3 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.4 million for the nine months ended September 30, 2012 in acquisition costs in the consolidated statements of operations and comprehensive loss.

The allocation of the purchase price on a preliminary basis, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining - Minera Andes Acquisition	$664,671
Stock options to be exchanged for options of McEwen Mining	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	541,702
Investment in Minera Santa Cruz S.A.	261,186
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(178,893)
$667,846

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 2   BUSINESS ACQUISITION (Continued)

The purchase consideration for the mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $511.1 million.  This amount has been applied to increase the carrying value of mineral property interests for accounting purposes.  However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value.  The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $178.9 million, which is included in the preliminary allocation of purchase price above.  For the three and nine months ended September 30, 2012, the Company recorded a deferred income tax recovery of $5.4 million and $13.7 million, respectively, as a result of fluctuations in the foreign exchange rates between the Argentine pesos and U.S. dollar from January 24, 2012 to September 30, 2012.  These amounts are included in Recovery of income taxes on the Consolidated Statement of Operations and Comprehensive Loss for the respective periods.  As a result of the fluctuations in the foreign exchange rates during the two periods, the deferred income tax liability on these assets was reduced to $165.2 million, which is included in the deferred income tax liability balance of $242.8 million on the consolidated balance sheet as at September 30, 2012.

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

The following table sets forth on a pro forma basis, the results of operations for McEwen Mining, had the acquisition of Minera Andes been completed on January 1, 2012 and 2011 (in thousands):

Nine months ended September 30, 2012	McEwen Mining	Minera Andes (a)	Combined

Revenue	$15,215	$4,979	$20,194
Net (loss) income for the period	(40,578)	3,498	(37,080)

Nine months ended September 30, 2011	McEwen Mining	Minera Andes	Combined

Revenue	$—	$35,830	$35,830
Net (loss) income for the period	(45,568)	23,406	(22,162)

(a)          Nine months ended September 30, 2012 represents the results of Minera Andes’ operations from January 1, 2012 through January 24, 2012, closing date of the acquisition. Beginning January 25, 2012, the results of Minera Andes’ operations are included in McEwen Mining’s consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 3   MARKETABLE EQUITY SECURITIES

These securities are valued at fair value.  Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive loss) that is reported as a separate line item in the shareholders’ equity section of the balance sheet.  The gains and losses on available-for-sale securities are not reported on the statement of operations until the securities are sold or are other-than-temporarily impaired.  During the second quarter of 2012, the Company did not intend to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value and consequently, the Company deemed most of its securities to be other-than-temporarily impaired and recorded an impairment of $2.0 million in the statement of operations and comprehensive loss for the period.    These securities were sold during the third quarter of 2012.

Changes in the Company’s holdings of marketable securities for the nine months ended September 30, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011
Opening Balance	$1,480	$4,576
Purchases	—	284
Proceeds from sale	(409)	(1,853)
Gain on sale	—	19
Unrealized loss	(2)	(1,546)
Realized loss	(1,063)	—
Ending Balance	$6	$1,480

NOTE 4   GOLD AND SILVER BULLION

The Company invested a portion of its cash in physical gold and silver bullion.  Below is the balance of its holdings of gold and silver as at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
# of ounces	793	24,969	5,656	552,812
Average cost per ounce	$1,278.63	$27.08	$1,278.63	$28.18
Total cost	$1,014	$676	$7,232	$15,578
Fair value per ounce	$1,776.00	$34.65	$1,574.50	$28.18
Total fair value	$1,408	$865	$8,905	$15,578

The fair value of gold and silver was based on the daily London P.M. fix as at September 30, 2012 and December 31, 2011.  Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 4   GOLD AND SILVER BULLION (Continued)

During the first nine months of 2012, the Company sold 4,863 ounces of gold and 527,843 ounces of silver with a cost of $6.2 million and $14.5 million, respectively.  Changes in the Company’s holdings of gold and silver for the nine months ended September 30, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Nine Months Ended September 30, 2012			Year Ended December 31, 2011
	Gold	Silver	Total	Gold	Silver	Total
Opening Balance	$7,232	$15,578	$22,810	$4,569	$—	$4,569
Purchases	—	—	—	7,387	23,912	31,299
Proceeds from sale	(7,982)	(15,854)	(23,836)	(6,218)	(5,521)	(11,739)
Gain on sale	1,764	1,311	3,075	1,494	581	2,075
Unrealized loss	—	(359)	(359)	—	(3,394)	(3,394)
Ending Balance	$1,014	$676	$1,690	$7,232	$15,578	$22,810

NOTE 5   INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Ore on leach pads	$593	—
In-process inventory	1,050	—
Precious metals	31	—
Materials and supplies	1,109	139
Inventories	$2,783	$139

NOTE 6   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

At September 30, 2012, the Company holds mineral interests in Nevada, mineral rights in Argentina and mineral concession rights in Mexico, including the El Gallo complex.  The Magistral Mine is a former producing gold mine located within the El Gallo complex which has been held on a care and maintenance basis since 2005.  In August 2011, the Company announced that it would put this mine back into production as Phase 1 of mining operations at the El Gallo complex, and the Company had its first gold pour during September 2012.  The first gold pour produced 298 oz of gold and 129 oz of silver.  For accounting purposes, the Company has achieved commercial production in September 2012.

During the third quarter of 2012, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas.  As a result, the Company allowed certain claims from three of its Nevada properties in the Other United States Properties, Big Antelope Springs, Kent Springs and Buffalo Canyon, to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million, which was written off during the third quarter, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $1.0 million.  This resulted in a net write-off for the Company of $1.9 million which is included in the net loss for the nine months period ended September 30, 2012.

The Company increased its mineral property interests by $539.8 million, of which $541.7 million was due to the acquisition of Minera Andes as discussed in Note 2 above, to $785.3 million as at September 30, 2012 from $245.5 million at the end of 2011.  The values for the mineral properties from Argentina noted below are on a preliminary basis.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 6   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

The following table summarizes all of the Company’s mineral property interests in Nevada, Argentina and Mexico (in thousands):

Name of Property/Complex	State/Province	Country	Carrying Value
Tonkin Complex	Nevada	United States	$52,204
Gold Bar Complex	Nevada	United States	$77,012
Limo Complex	Nevada	United States	$50,098
Battle Mountain Complex	Nevada	United States	$31,106
Other United States Properties	Nevada	United States	$19,107
Los Azules Copper Project	San Juan	Argentina	$431,190
Other Argentina Exploration Properties	San Juan	Argentina	$7,819
Cerro Negro Region	Santa Cruz	Argentina	$80,889
Other Argentina Exploration Properties	Santa Cruz	Argentina	$19,194
Other Argentina Exploration Properties	Catamarca	Argentina	$2,362
Other Argentina Exploration Properties	Chubut	Argentina	$248
El Gallo Complex	Sinaloa	Mexico	$9,469
Other Mexico Exploration Properties	Sinaloa	Mexico	$4,580
Total			$785,278

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral mine portion of the El Gallo Complex in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.0 million.  The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.

As at September 30, 2012, the closure plan has already been approved by the NDEP but is still currently under review by the BLM.  It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of its review.  The Company, however, is unable to meaningfully estimate possible increases at this time. The costs of undiscounted projected reclamation of El Gallo Phase 1 are currently estimated at $4.6 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at September 30, 2012 and December 31, 2011, had cash bonding in place of $5.2 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 6   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2012 and year ended December 31, 2011 are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
Asset retirement obligation liability- opening balance	$6,253	$6,153
Settlements	(24)	(82)
Accretion of liability	342	524
Adjustment reflecting updated estimates	(79)	(342)
Asset retirement obligation liability - ending balance	$6,492	$6,253

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company’s properties, if any.  There was no amortization adjustment recorded during the three and nine months ended September 30, 2012 or the year ended December 31, 2011 related to the capitalized asset retirement cost since the properties were not in operation.  Reclamation expenditures are expected to be incurred between 2012 and 2040.  As at September 30, 2012, the current portion of the asset retirement obligation was $0.3 million (December 31, 2011 — $0.5 million).

NOTE 7   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

As discussed above in Note 1, the Company acquired a 49% interest in MSC, owner and operator of the San José Silver-Gold Mine in Santa Cruz, Argentina.  The Company’s share of earnings and losses from its investment in MSC is included in the consolidated statement of operations and comprehensive loss and includes 49% of MSC’s net income of $12.9 million and $18.5 million for the three months ended and period ended September 30, 2012, respectively.  Since the acquisition closed on January 24, 2012, MSC reported to the Company only its net income from January 25, 2012 to September 30, 2012.

Based on the preliminary purchase price allocation, the investment in MSC was originally attributed with an estimated fair value of $225.0 million during the first and second quarter of 2012.  During the third quarter of 2012, the preliminary purchase price allocation was adjusted and increased the estimated fair value of the investment in MSC to $261.2 million.  The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in amortization reported for the first and second quarter of 2012.  Below is a reconciliation of the adjustment for the first and second quarter of 2012.

	For three months ended	For three months ended	For the six months ended
	March 31, 2012	June 30, 2012	June 30, 2012
	(in thousands)
Amortization of fair value increments, as reported	$2,804	$1,803	$4,607
Adjustment	(1,914)	(544)	(2,458)
Amortization of fair value increments, as adjusted	$890	$1,259	$2,149

Net loss, as reported	$(19,202)	$(21,251)	$(40,453)
Adjustment	1,914	544	2,458
Net loss, as adjusted	$(17,288)	$(20,707)	$(37,995)

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 7   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

The change in the Company’s investment in MSC during the period ended September 30, 2012 is summarized as follows:

As at
September 30, 2012
(in thousands)
Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	261,186
Income from equity investment	18,505
Amortization of fair value increments	(3,746)
Dividends	(4,765)
Investment in MSC, end of period	$271,180

	Three Months Ended	Period Ended
	September 30, 2012	September 30, 2012
	(in thousands)	(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$116,299	$212,902
Net income - MSC 100%	26,343	37,765
McEwen Mining’s portion - 49%	12,908	18,505
Income on investment in MSC	$12,908	$18,505
Amortization of fair value increments	(1,597)	(3,746)
Income on investment in MSC, net of amortization	$11,311	$14,759

As at September 30, 2012, MSC had current assets of $151.7 million, total assets of $839.8 million, current liabilities of $99.4 million and total liabilities of $303.0 million.  These balances include the increase in fair value and amortization of the fair value increments arising from the preliminary purchase price allocation.

On July 30, 2012, the Company received a dividend from MSC of 9.8 million Argentine pesos ($2.2 million).

On September 28, 2012, MSC declared a dividend of 25.0 million Argentine pesos ($5.3 million), of which 12.25 million Argentine pesos ($2.6 million) was payable to the Company, and was subsequently received on October 4, 2012.

NOTE 8   PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Trucks and trailers	$1,417	$1,247
Office furniture and equipment	1,054	638
Drill rigs	1,869	998
Building	1,469	853
Land	8,669	8,619
Mining equipment	1,026	956
Inactive milling equipment	644	778
Subtotal	$16,148	$14,089
Less: accumulated depreciation	(2,665)	(2,317)
Total	$13,483	$11,772

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 8   PROPERTY AND EQUIPMENT (Continued)

As a result of the acquisition of Minera Andes, the Company increased its net property and equipment by $1.6 million during the first quarter of 2012.  In addition, during the first quarter of 2012, the Company invested an additional $1.0 million in drill rigs in Argentina.

During the second quarter of 2012, the Company made a decision to sell four drill rigs, which were purchased during the first quarter of 2012, and their related accessories, with a net realizable value of $1.8 million, net of impairment of $0.2 million, from its operations in Argentina since they no longer met the Company’s needs.  During the third quarter of 2012, these assets were sold for proceeds of $1.8 million.

During 2012, the Company also sold some of its inactive milling equipment, mobile homes and vehicles from its Tonkin property in Nevada, with a net book value of $0.1 million for net proceeds of $1.4 million.

NOTE 9   SHAREHOLDERS’ EQUITY

At the special meeting on January 19, 2012, the shareholders of the Company approved the Second Amended and Restated Articles of Incorporation which, among other things, increased the authorized capital of the Company to 500,000,000 shares of common stock, and added one share of Series B Special Voting Preferred Stock.

As discussed in Note 2 above, on January 24, 2012, the Company issued 127.3 million 2012-Exchangeable Shares in connection with the acquisition of Minera Andes.

During the nine months ended September 30, 2012, 51.6 million exchangeable shares were converted into common stock, of which 48.4 million were related to the 2012-Exchangeable Shares.  At September 30, 2012, total outstanding exchangeable shares not exchanged totaled 78.9 million.

On March 26, 2012, the Company announced that its subsidiary, US Gold Canadian Acquisition Corporation, had established a redemption date of May 30, 2012, in respect of all of its outstanding exchangeable shares relating to the acquisitions from 2007 (“2007-Exchangeable Shares”).  As of May 30, 2012, 2.5 million of the remaining 2007-Exchangeable Shares were redeemed for issuance of 2.5 million shares of common stock and there were nil outstanding as at September 30, 2012.

During the nine months ended September 30, 2012, the Company issued 1.3 million shares of common stock upon exercise of stock options under the Equity Incentive Plan as well as for exercise of stock options assumed by the Company in the acquisition of Minera Andes, at exercise prices ranging from $0.91 to $3.35 per share for proceeds of $3.6 million.  During the same period, the Company issued 83,000 shares of common stock as part payment for mining concessions in Mexico.

NOTE 10   STOCK-BASED COMPENSATION

On January 19, 2012, at a special meeting of shareholders, the Company’s shareholders approved amendments to the Equity Incentive Plan to, among other things, increase the number of shares of common stock reserved for issuance thereunder from 9 million to 13.5 million shares.

During the first nine months of 2012, the Company granted 0.3 million of stock options to the Company’s Chief Operating Officer, as part of his employment contract, at an exercise price of $5.80 per share.  During the same period in 2011, the Company granted stock options to certain employees, directors and consultants for an aggregate of 0.9 million shares of common stock at an exercise price of $7.10 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 10   STOCK-BASED COMPENSATION (Continued)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2012, the Company recorded stock option expense of $0.7 million and $2.8 million, respectively.  The stock option expense reported during the three and nine months ended September 30, 2012 also included $0.1 million and $1.1 million, respectively, resulting from stock options assumed by the Company in the acquisition of Minera Andes.

During the three and nine months ended September 30, 2011, the Company recorded stock option expense of $0.7 million and $1.9 million, respectively.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Risk-free interest rate	—	—	0.97%	1.82% to 2.33%
Dividend yield	—	—	n/a	n/a
Volatility factor of the expected market price of common stock	—	—	75%	90% to 100%
Weighted-average expected life of option	—	—	6.0 years	6.6 years
Weighted-average grant date fair value	—	—	$3.80	$4.97

The following tables summarize information about stock options outstanding and exercisable at September 30, 2012 for the Company’s Option Plan, the replacement options from the acquisition of Nevada Pacific Gold Ltd. in 2007, and the replacement options from the acquisition of Minera Andes in 2012. C$ refers to Canadian dollars.

McEwen Mining

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$0.00-$2.00	1,339,000	$1.05	6.19	1,339,000	$1.05	6.19
$2.01-$4.00	1,030,800	$2.57	6.05	827,467	$2.59	5.73
$4.01-$6.00	366,500	$5.66	8.49	66,500	$5.01	4.70
$6.01-$8.31	886,333	$7.17	8.19	331,664	$7.28	7.74

Nevada Pacific Gold Ltd.

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average		Remaining		Average		Remaining
Range of	Number	Exercise		Contractual	Number	Exercise		Contractual
Exercise Price	Outstanding	Price		Life (Years)	Exercisable	Price		Life (Years)
C$0.00-C$5.00	271,543	C$	4.54	3.51	271,543	C$	4.54	3.51
C$5.01-C$6.70	123,050	C$	5.96	2.26	123,050	C$	5.96	2.26

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 10   STOCK-BASED COMPENSATION (Continued)

Minera Andes

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average		Remaining		Average		Remaining
Range of	Number	Exercise		Contractual	Number	Exercise		Contractual
Exercise Price	Outstanding	Price		Life (Years)	Exercisable	Price		Life (Years)
C$0.00-C$2.22	220,500	C$	1.67	1.33	220,500	C$	1.67	1.33
C$2.23-C$3.02	525,150	C$	2.40	2.31	377,101	C$	2.45	2.19

NOTE 11   RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2012, the Company incurred and paid $14,809 (2011 - $0) and $218,528 (2011 - $60,477), respectively, to Lexam L.P. for the use of this aircraft.

Ending in 2011, the Company had a management services agreement (“Services Agreement”) with 2083089 Ontario Inc. (“208”) pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis.  208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities.  Mr. McEwen is also the Chief Executive Officer and Director of 208.   Effective January 2012, the Company no longer required the services agreement with 208 as those costs are now paid directly by the Company.  During the three and nine months ended September 30, 2011, the Company incurred and paid $18,134 and $73,628, respectively under the agreement.

Each of the above agreements were approved or ratified by the independent members of the Company’s Board of Directors.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 12   OPERATING SEGMENT REPORTING

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

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended September 30, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization)	$11,311	$—	$—	$—	$11,311
Gold and silver sales	—	456	—	—	456
Production costs applicable to sales	—	119	—	—	119
Exploration costs	1,539	3,847	999	323	6,708
Mine construction costs	—	4,671	—	—	4,671
Mine development and operating costs	—	2,406	—	—	2,406
Operating income (loss)	9,200	(12,650)	(4,234)	(2,870)	(10,554)
For the nine months ended September 30, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization)	$14,759	$—	$—	$—	$14,759
Gold and silver sales	—	456	—	—	456
Production costs applicable to sales	—	119	—	—	119
Exploration costs	11,369	12,394	3,905	897	28,565
Mine construction costs	—	13,306	—	—	13,306
Mine development and operating costs	—	8,622	—	—	8,622
Operating income (loss)	1,231	(38,733)	(7,864)	(11,451)	(56,817)
As at September 30, 2012
Investment in Minera Santa Cruz S.A.	$271,180	$—	$—	$—	$271,180
Mineral property interests	541,702	14,050	229,526	—	785,278
Total assets	831,129	42,717	234,804	2,555	1,111,205

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended September 30, 2011
Exploration costs	—	$10,822	$4,114	$179	$15,115
Operating loss	—	(12,196)	(5,736)	(3,307)	(21,239)
For the nine months ended September 30, 2011
Exploration costs	—	$22,846	$9,066	$738	$32,650
Operating loss	—	(25,728)	(11,710)	(6,686)	(44,124)
As at December 31, 2011
Mineral property interests	—	$12,750	$232,704	$—	$245,454
Total assets	—	33,899	238,402	38,054	310,355

NOTE 13   FAIR VALUE ACCOUNTING

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
September 30, 2012

NOTE 13   FAIR VALUE ACCOUNTING (Continued)

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$18,520	$18,520	$—	$—
Marketable equity securities	6	6	—	—
	$18,526	$18,526	$—	$—
Liabilities:
Accounts payable and accrued liabilities	$7,181	$—	$7,181	$—

	Fair Value as at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$13,416	$13,416	$—	$—
Short-term investments	3,933	3,933	—	—
Marketable equity securities	1,480	897	583	—
	$18,829	$18,246	$583	$—
Liabilities:
Accounts payable and accrued liabilities	$5,612	$—	$5,612	$—

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

The Company’s marketable equity securities which were exchange traded are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.  The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares formerly held by the Company.  The other portion of the Company’s marketable equity securities, which were comprised of share purchase warrants not listed on a public exchange, are valued using option pricing models.  Valuation models require a variety of inputs, including strike price, contractual terms, market prices, measures of volatility and interest rate.  Because the inputs are derived from observable market data, the other portion of the marketable equity securities is classified within Level 2 of the fair value hierarchy.

The fair value of accounts payable and accrued liabilities approximates the carrying amounts due to their short-term nature.

NOTE 14   COMPARATIVE FIGURES

Certain prior year information was reclassified to conform with the current year’s presentation.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 15   SUBSEQUENT EVENT

On October 29, 2012, the Company announced the launch of a transferrable rights offerings backstopped by Mr. McEwen, the Company’s Chairman and CEO, in which all existing holders of common stock of McEwen Mining and existing holders of the 2012-Exchangeable Shares have the opportunity to participate on an equal and proportional basis in purchasing additional Common Shares or 2012-Exchangeable Shares at a price of $2.25 (or C$2.24) per share, which represents a 50% discount to the closing share price prior to the announcement.  Shareholders will receive one right for each Common Share or 2012-Exchangeable Share and 10 rights are needed to purchase an additional share of the same class.  The Company will raise approximately $60 million in gross proceeds with this transaction.  The record date for shareholders of the Company to receive rights is November 8, 2012 and the rights will expire on December 4, 2012.  In the interim period, the rights on the Common Shares will trade publicly on the NYSE and TSX and the rights on the 2012-Exchangeable Shares will trade on the TSX.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 6, 2012 for the foreseeable future. It also analyzes our financial condition at September 30, 2012 and compares it to our financial condition at December 31, 2011.  Finally, the discussion analyzes our results of our operations for the three and nine months ended September 30, 2012 and compares those results to the three and nine months ended September 30, 2011.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2011.

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

Development and Exploration Activities

El Gallo Complex, Mexico

During the third quarter of 2012, construction at El Gallo Phase 1 was completed. On September 24, 2012, we announced that the first gold pour had been achieved.  Based on our progress in commissioning the mine, we expect to achieve commercial production for operational purposes, defined as sustaining an average of 80% or higher of design capacity across mining, crushing and processing processes over a 30 day period, in late 2012.  Phase 1 consists of a 3,000 tonne per day, three-stage crushing plant, Adsorption-Desorption-Recovery (“ADR”) process plant, a heap leach pad, and related infrastructure for mining and processing.  Total capital costs to construct Phase 1 equaled $13.5 million. During the third quarter of 2012, a total of 133,321 tonnes at a grade of 1.34 gpt gold was crushed and delivered to the heap leach pad. A further 124,145 tonnes at a grade of 1.26 gpt gold remained in stockpile. Approximately 2.2 million tonnes of waste and overburden has been mined during the quarter. The majority of this waste was mined in order to access the deeper La Prieta zone.

On September 10, 2012, we announced the results of a feasibility study for El Gallo Phase 2, although it is not compliant with SEC Guide 7.  The study outlined 11.7 million tonnes of mineralized material at an average grade of 101.3 gpt of silver that could be extracted over an approximate 6.5 year mine life. Phase 2 will consist of an open-pit mine utilizing conventional crushing and milling, followed by whole ore leaching and a Merrill Crowe recovery process.

During the first nine months of 2012, 102,082 ft. (31,113 m) of diamond drilling was completed at the El Gallo Complex.  During the third quarter of 2012 the focus was on increasing the size of the known mineralization within the Phase 1 mine area.  During the remainder of 2012, drilling will focus on continued exploration and increasing the confidence associated with the mineralization at a number of deposits that are currently outside of the present mine plan.

We have spent $12.4 million on exploration within Mexico during 2012.  We expect to spend an additional $2.5 million during the fourth quarter of 2012.  This amount has been increased from the beginning of the year due to ongoing exploration success.

El Gallo Phase 2 construction permits will be submitted during the first quarter of 2013. We expect to receive all necessary approvals for construction by the third quarter of 2013.

Gold Bar Project, Nevada

During the third quarter of 2012, baseline studies for the summer season were completed in support of the U.S. Bureau of Land Management (“BLM”) and State of Nevada permitting required for mine development and construction.

We expect to continue to advance the Gold Bar Project through the permitting process during 2012 with a goal of putting the project into production.  This will involve environmental baseline data review with expected Plan of Operations permit application and submittal in the first quarter of 2013. Sites for constructing test wells for water supply were located and will be constructed for pump testing in the fourth quarter of 2012, weather permitting.  All resource survey reports will be reviewed internally, and then submitted to BLM for comment.

Exploration drilling is expected to take place at Limo and other areas in Nevada, as warranted.  Further reconnaissance sampling and mapping will continue on our other Nevada properties.  The exploration budget for Nevada for 2012 is approximately $4 million, of which $3.3 million has been spent during the first nine months of 2012.

Los Azules Copper Project, Argentina

In June 2012, we announced an updated resource estimate on the Los Azules Copper project which incorporated approximately 26,576 ft (8,100 m) of drilling from the 2010-2011 and 2011-2012 drilling seasons.  This updated resource estimate showed that drilling has increased both the level of confidence associated with the mineralization and the estimated amount of the mineralized material.

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

In order to address the problems encountered during this past drilling season at Los Azules, we signed contracts with two drilling companies to provide us with a total of five core drills and one rotary drill for the upcoming 2012-2013 drill season which are considerably more powerful than the ones used this past season.  We opened the site in September 2012 and commenced drilling in October 2012.  The current drilling season is expected to end in April 2013.

The drilling efforts are expected to primarily target new areas of mineralization, especially to the southwest side of the known deposit where we are targeting geophysical anomalies detected during geophysical surveys completed by Minera Andes in 2010.

During the nine months ended September 30, 2012, we spent $7.4 million in exploration at Los Azules.  We have budgeted $5 million towards exploration at the Los Azules Project during the fourth quarter of 2012.  We plan to drill a total of 49,215 ft. (15,000 m) over the current drilling season. The budget for the entire 2012-2013 drilling season is estimated to be $16 million.

Santa Cruz Exploration, Argentina

During the first half of 2012, a total of 36,583 ft. (11,150 m) of percussion drilling was completed on our Celestina project. Exploration work ceased towards the end of May 2012 with the onset of Argentinian winter.

In September 2012, we received the drill permits for the Telkin project, one of our 100% owned claim package adjacent to the San José Mine.  We expect that drilling with a reverse-circulation drill rig will commence during the fourth quarter of 2012, with initial plans to drill approximately 8,201 ft. (2,500 m).

We are continuing with our review of our 100% owned properties in the province of Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets.  We have budgeted $4.5 million towards exploration in Santa Cruz for 2012, of which $3.6 million was spent during the first nine months of 2012.

Corporate Development Activities

Rights Offerings

On October 29, 2012, we announced the launch of a transferrable rights offerings backstopped by Mr. McEwen, our Chairman and CEO, in which all existing holders of common stock of McEwen Mining and existing holders of the 2012-Exchangeable Shares have the opportunity to participate on an equal and proportional basis in purchasing additional Common Shares or 2012-Exchangeable Shares at a price of $2.25 (or C$2.24) per share, which represents a 50% discount to the closing share price prior to the announcement.  Shareholders will receive one right for each Common Share or 2012-Exchangeable Share and 10 rights are needed to purchase an additional share of the same class.  We will raise approximately $60 million in gross proceeds with this transaction.  The record date for shareholders to receive rights is November 8, 2012 and the rights will expire on December 4, 2012.  In the interim period, the rights on the Common Shares will trade publicly on the NYSE and TSX and the rights on the 2012-Exchangeable Shares will trade on the TSX.

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

The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with McEwen Mining being identified as the acquirer.  The measurement of the purchase consideration was based on the market price of our common stock on January 24, 2012, which was $5.22 per share.  The total purchase price, including the fair value of the options, amounted to $667.8 million.  The total transaction costs incurred through September 30, 2012 by us was $5.3 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.4 million for the nine months ended September 30, 2012 in acquisition costs in the consolidated statements of operations and comprehensive loss.

The allocation of the purchase price on a preliminary basis, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining Minera Andes Acquisition Corp	$664,671
Stock options to be exchanged for options of McEwen Mining	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	541,702
Investment in Minera Santa Cruz S.A.	261,186
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(178,893)
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

Dividend Payment

As a result of the acquisition of Minera Andes, we also acquired a dividend receivable of $9.4 million.  On February 24, 2012, Minera Santa Cruz S.A. (“MSC”), owner of the San José Mine, made its first dividend payment in the company’s history; our portion of the dividend amounted to $9.4 million.

Results of Operations — MSC

Overview

The following discussion relates only to MSC and is disclosed on a 100% basis of which we indirectly own 49%.  We account for our investment in MSC using the equity method.  Furthermore, this discussion is based on the results for the first nine months of 2012 whereas we have only recorded income from our equity investment for the period from January 25, 2012 to September 30, 2012.  MSC, the entity which owns and operates the San José Mine, is responsible for and has supplied to us all reported results and operational updates from the San José Mine.

For the three and nine months ended September 30, 2012, MSC reported net income of $26.3 million and $47.9 million, respectively.  The amortization of the fair value increments arising from the preliminary purchase price allocation decreased the reported net income from MSC for the three and nine months ended September 30, 2012 by $3.3 million and $7.6 million, respectively.

During the three months ended September 30, 2012, production was 20,967 ounces of gold and 1,552,000 ounces of silver, compared to production of 20,910 ounces of gold and 1,562,000 ounces of silver in the same period in 2011.

For the three months ended September 30, 2012, net sales increased by 45% as compared to the same period in 2011, primarily due to the sale of accumulated concentrate inventory from previous quarters.

The following table sets out production totals, sales totals, operating cash costs and total cash costs (on a co-product basis) of the San José Mine for the first nine months of 2012 and for the comparable period in 2011. Operating cash costs and total cash costs are considered to be non-GAAP measures (see non-GAAP measures, page 34). Also included below are the production figures on a 49% attributable basis

	Q3 YTD 2012	Q3 2012	Q2 2012	Q1 2012	Q3 YTD 2011	Q3 2011	Q2 2011	Q1 2011
San José - 100%
Tonnes processed (‘000)	382	137	129	116	336	124	98	114
Ounces gold produced (‘000)	63	21	22	20	60	21	18	21
Ounces gold sold (‘000)	61	29	18	14	58	18	22	18
Ounces silver produced (‘000)	4,408	1,552	1,500	1,356	4,416	1,562	1,332	1,522
Ounces silver sold (‘000)	4,343	2,165	1,146	1,032	4,336	1,410	1,584	1,342
Net sales (‘000)	$232,438	$116,299	$56,375	$59,764	$236,136	$80,147	$88,166	$67,823
Operating cash cost (‘000)	74,791	25,998	25,535	23,258	62,025	23,024	18,382	20,619
Operating cash cost/tonne ($/t)	196	190	198	201	185	185	187	181
Total cash cost/oz Au ($/oz)	765	755	842	697	555	622	527	514
Total cash cost/oz Ag ($/oz)	14.29	13.60	15.32	13.90	13.09	14.00	13.56	11.70

McEwen Mining - 49% share
Ounces gold produced (‘000)	31	10	11	10	29	10	9	10
Ounces silver produced (‘000)	2,160	760	735	664	2,164	765	653	746
Ounces gold equivalent produced (‘000) (1)	73	25	25	23	71	25	22	24

(1) Gold equivalent calculated using an average silver:gold ratio of 52:1

Sales

Net sales realized by MSC from the sale of gold and silver for the quarter ended September 30, 2012 totaled $116.3 million as compared to $80.1 million for the same period in 2011, an increase of $36.2 million or 45%.

Approximately 44% of gold and silver sales during the second quarter of 2012 were delayed due to changes in the export revenue repatriation requirements in Argentina.  In April 2012, the Ministry of the Economy in Argentina announced rules which reduced the number of days mining companies have to repatriate funds back to the country to 15 days.  While MSC and other mining companies sought clarification and amendment to this policy, given the impracticality of meeting this requirement, doré and concentrate production continued at the mine but were not exported for refining and sale.  In May, this repatriation period was increased to 30 days which allowed MSC to resume a portion of silver and gold doré sales.  The repatriation period for doré was subsequently increased to 45 days.  For concentrate sales, MSC was granted an extension for repatriation to 120 days in June and finally in July to 180 days.  Concentrate exports resumed in June and the accumulated concentrate inventory at June 30, 2012 were sold in the third quarter of 2012.  As a result, sales during the third quarter of 2012 included sales of accumulated concentrate inventory from previous quarters.  During the first nine months of 2012, net sales totaled $232.4 million as compared to $236.1 million for the same period in 2011, a decrease of $3.7 million or 2%.

The average gross sale price for gold sold in the third quarter of 2012 was $1,706 per ounce, a decrease of 1% compared to $1,726 per ounce received in the same period in 2011.  In comparison, the average London P.M. fix price for gold decreased by 2% to $1,652 per ounce during the third quarter of 2012, as compared to $1,702 per ounce for the same period in 2011.

The average weighted gross sale price for silver sold in the third quarter of 2012 was $32.60 per ounce, a decrease of 8% compared to $35.82 per ounce received in the same period in 2011.  In comparison, the average London P.M. fix price for silver significantly decreased by 23% to $29.80 per ounce during the third quarter of 2012, as compared to $38.80 per ounce for the same period in 2011.

Operating and Total Costs

The terms operating cash cost or total cash cost used in this section are for the reporting of the MSC operations only and are considered to be non-GAAP measures (see non-GAAP measures, page 32). Operating cash cost per tonne consists of geology, mining, processing, general and administration, royalty costs and refining and treatment costs (for doré product only).  Total cash cost per ounce consists of geology, mining, processing, general and administration, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes.  Depreciation is excluded from both operating cash costs and total cash costs.

Operating cash costs were $26.0 million for the three months ended September 30, 2012, as compared to $23.0 million for the same period in 2011. Average operating cash costs were $190 per tonne of processed ore for the third quarter of 2012 compared to $185 per tonne in 2011, an increase of 2% which is primarily due to an increase in costs in 2012 as a result of inflationary pressures on labor costs, materials and supplies within Argentina.

On a per-ounce co-product basis the average total cash cost was $755 per ounce of gold and $13.60 per ounce of silver for the three months ended September 30, 2012, as compared to $622 per ounce of gold and $14.00 per ounce of silver for the same period in 2011. Co-product average total costs are calculated by dividing the respective proportionate share of the total costs for each metal for the period by the ounces of each respective metal produced. The proportionate share of the total costs is calculated by multiplying the total operating cash costs by the percentage of total production value that the respective metal represents.  Accordingly, approximately 45% of the value of the 2012 production was derived from gold and 55% was derived from silver.  The increase in per-ounce co-product costs for both gold and silver during the third quarter of 2012 compared to the prior year period is primarily related to higher labor costs, higher materials and supplies costs, inflationary pressures within Argentina, and a higher percentage of sales coming from concentrate sales versus doré.  Doré production was significantly reduced while modifications were made to the process plant and production of concentrate was temporarily increased during this time.  Concentrate sales carry higher refining, treatment and export taxes than doré.

Investment in MSC

The following table shows the reconciliation of MSC’s net income, as reported under U.S. GAAP, compared to the equity pickup that is reported on our financial statements.  Since the acquisition of Minera Andes closed on January 24, 2012, MSC reported us only its net income from January 25, 2012 to September 30, 2012.

Based on the preliminary purchase price allocation, the investment in MSC was originally attributed with an estimated fair value of $225.0 million during the first and second quarter of 2012.  During the third quarter of 2012, the preliminary purchase price allocation was adjusted which increased the estimated fair value of the investment in MSC to $261.2 million.  The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in amortization reported for the first and second quarter of 2012.  Below is a reconciliation of the adjustment for the first and second quarter of 2012.

	For three months ended	For three months ended	For the six months ended
	March 31, 2012	June 30, 2012	June 30, 2012
	(in thousands)
Amortization of fair value increments, as reported	$2,804	$1,803	$4,607
Adjustment	(1,914)	(544)	(2,458)
Amortization of fair value increments, as adjusted	$890	$1,259	$2,149

Net loss, as reported	$(19,202)	$(21,251)	$(40,453)
Adjustment	1,914	544	2,458
Net loss, as adjusted	$(17,288)	$(20,707)	$(37,995)

The change in the Company’s investment in MSC for the period ended September 30, 2012 is summarized as follows:

As at
September 30, 2012
(in thousands)
Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	261,186
Income from equity investment	18,505
Amortization of fair value increments	(3,746)
Dividends	(4,765)
Investment in MSC, end of period	$271,180

	Three Months Ended	Period Ended
	September 30, 2012	September 30, 2012
	(in thousands)	(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$116,299	$212,902
Net income - MSC 100%	26,343	37,765
McEwen Mining’s portion - 49%	12,908	18,505
Income on investment in MSC	$12,908	$18,505
Amortization of fair value increments	(1,597)	(3,746)
Income on investment in MSC, net of amortization	$11,311	$14,759

As at September 30, 2012, MSC had current assets of $151.7 million, total assets of $839.8 million, current liabilities of $99.4 million and total liabilities of $303.0 million.  These balances include the increase in fair value and amortization of the fair value increments arising from the preliminary purchase price allocation.

On July 30, 2012, we received a dividend from MSC of 9.8 million Argentine pesos ($2.2 million).

On September 28, 2012, MSC declared a dividend of 25.0 million Argentine pesos ($5.3 million), of which 12.25 million Argentine pesos ($2.6 million) was payable to us, and was subsequently received on October 4, 2012.

Exploration

During the third quarter of 2012, a new vein system was discovered at the San José Mine.  The new discovery is the high-grade gold/silver Emilia vein, located within the known San José area.  The discovery of this new vein system is encouraging and illustrates the prospective nature of the San José Mine and the surrounding package.

During the third quarter of 2012, 85,332 ft. (26,008 m) of drilling was completed.  Drilling was comprised of 35,750 ft. (10,896 m) of brownfield, 21,412 ft. (6,526 m) of infill and 28,170 ft. (8,586 m) of prospecting.

As of September 30, 2012, 228,367 ft. (69,603 m) of drilling was completed for 2012.  Drilling was comprised of 107,518 ft. (32,770 m) of brownfield, 62,339 ft. (19,000 m) of infill and 58,510 ft. (17,833 m) of prospecting.

The objective of the 2012 exploration program at the San José Mine is to complete 362,533 ft. (110,500 m) of diamond drilling, of which 223,097 ft. (68,000 m) will be for exploration of new mineralized material and 139,436 ft. (42,500 m) for infill drilling.  Based on drilling activities completed to date, the San José Mine will not meet its objective for 2012, and estimates that it will only complete approximately 295,290 ft. (90,000 m) by the end of 2012. Total exploration expenditures for 2012 is now expect to be approximately $12.5 million.

At the San José Mine, we expect production for 2012, on a 100% basis, to remain on track to produce approximately 5.7 million ounces of silver and 85,000 ounces of gold.

Results of Consolidated Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for this period includes the results of Minera Andes beginning on January 25, 2012.

For the nine months ended September 30, 2012, we recorded a net loss of $40.6 million, or $0.16 per share, compared to a net loss for the corresponding period of 2011 of $45.6 million or $0.33 per share.  The decrease in net loss for the first nine months of 2012 compared to the first nine months of 2011 reflects the results from our acquisition of Minera Andes, including the interest in MSC, as well as our efforts to construct and operate El Gallo Phase 1 in Mexico.  In addition to the earnings from our investment in MSC of $14.8 million, discussed above, we also had revenue from gold and silver sales of $0.5 million from El Gallo Phase 1.  Notwithstanding the acquisition of Minera Andes, including MSC, we expect to continue to incur losses unless and until we significantly increase production.

General and administrative expense during the nine months ended September 30, 2012 increased by $7.8 million to $12.9 million compared to $5.1 million for the same period in 2011.  The majority of the increase was a result of the acquisition of Minera Andes.  The increase was due to an increase in salaries of $2.1 million, increase in legal fees of $1.2 million, increase in stock-based compensation expense of $0.8 million, increase in travel expenses of $0.8 million, increase in rent of $0.4 million, increase in accounting and tax of $0.5 million, increase in bank charges of $0.3 million, increase in investor relations activities of $0.5 million, increase in consultants of $0.3 million, increase in insurance cost of $0.2 million, and the remainder from increases in various miscellaneous expenses.

For the nine months ended September 30, 2012 and September 30, 2011, we incurred $1.4 million and $2.1 million, respectively, in transaction costs in connection with our acquisition of Minera Andes.  The majority of the 2012 costs were incurred during the first quarter of 2012.

Property holding costs during the 2012 period increased by $0.6 million to $4.1 million compared to $3.5 million for the same period in 2011.  The reason for the increase is partly due to the addition of the properties acquired in Argentina in 2012.

Exploration costs for the first nine months of 2012 decreased by $4.1 million to $28.6 million as compared to $32.7 million for the same period in 2011, reflecting a decrease in exploration activities in Mexico and Nevada to focus more on Phase 1 production of the El Gallo Complex in Mexico, and partially offset by the addition of exploration activities on the properties acquired in Argentina in 2012.  For the first nine months of 2012, exploration spending in Mexico decreased by $10.4 million to $12.4 million, for a total of 102,082 ft. (31,113 m) drilled as compared to $22.8 million, for a total of 314,265 ft. (95,788 m) drilled in the same period of 2011.  For the first nine months of 2012, exploration spending in Nevada decreased by $5.2 million to $3.9 million, for a total of 5,245 ft. (1,599 m) drilled as compared to $9.1 million, for a total of 68,435 ft. (20,859 m) drilled in the same period in 2011.  From January 25, 2012 to September 30, 2012, exploration spending in Argentina was $11.4 million, for a total of 45,884 ft. (13,985 m) drilled.

Total stock-based compensation expense in the 2012 period increased to $2.8 million compared to $1.9 million for the same period of 2011, mainly due to the cost of the replacement stock options for Minera Andes as a result of the acquisition.  Stock-based compensation expense is allocated to both general and administrative expense and exploration costs within the unaudited consolidated statements of operations and comprehensive loss.

During the first nine months of 2012, we incurred $13.3 million on the construction of the mine at the El Gallo Complex.  These costs include the construction of the crusher, ADR process plant, leach pad, and management costs to oversee the construction.  As noted in our Critical Accounting Polices, these costs are expensed since we have not demonstrated proven and probable reserves.  During the first nine months of 2012, we also incurred $8.6 million in operating costs at the El Gallo Complex.  The majority of these costs are for contract mining services in order to mine and transport waste and mineralized material at the El Gallo Complex.  There were no similar costs in the comparable period in 2011.

During the nine month period ended September 30, 2012, we disposed of certain inactive milling equipment, mobile homes and vehicles from our Tonkin property in Nevada and drill rigs and related accessories in Argentina for net proceeds of $3.1 million, which resulted in a net gain of $1.3 million.

During the third quarter of 2012, we performed a strategic review of our property holdings in Nevada and as a result, allowed all the claims from three of the properties to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million, which was written off during the third quarter, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $1.0 million.  This resulted in a net write-off of $1.9 million which is included in the net loss for the nine months period ended September 30, 2012.

Other income totaled $1.3 million for the nine months ended September 30, 2012, mainly due to the sale of gold and silver bullion, offset by an other-than-temporary impairment on our marketable equity securities.  During the first nine months of 2012, we sold 4,863 ounces of gold bullion and 527,843 ounces of silver held as investments, which resulted in a net realized gain of $3.1 million.  During the second quarter of 2012, we deemed most of our available-for-sale securities to be other-than-temporarily impaired and as a result recorded an impairment of $2.0 million during the period.  We also recorded an unrealized loss on silver bullion of $0.4 million as a result of a reduction in the fair market value of silver as at June 30, 2012. During the first nine months of 2012, we also recorded a foreign currency exchange gain of $0.5 million, reflecting a weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets and cash that are denominated in Canadian dollars.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

For the three months ended September 30, 2012, we recorded a net loss of $2.6 million, or $0.01 per share, compared to a net loss for the corresponding period of 2011 of $23.7 million or $0.17 per share.  The decrease in net loss for the third quarter of 2012 compared to the third quarter of 2011 reflects the results from our acquisition of Minera Andes as well as our efforts to construct and develop Phase 1 gold production in Mexico.  Revenue during the third quarter of 2012 was from our investment in MSC of $11.3 million, discussed above and our gold and silver sales of $0.5 million from El Gallo.

General and administrative expense during the 2012 period increased by $2.6 million, from $1.5 million in the 2011 period to $4.1 million in the 2012 period.  The majority of the increase came from the acquisition of Minera Andes.  The increase was due to increase in salaries of $1.3 million, increase in legal fees of $0.7 million, increase in travel expenses of $0.1 million, increase in investor relations activities of $0.1 million, and the remainder from increases in various miscellaneous expenses.

Property holding costs during the 2012 period slightly decreased by $0.2 million, from $2.4 million in the 2011 period to $2.2 million in the 2012 period.

Exploration costs for the third quarter of 2012 decreased by $8.4 million, from $15.1 million in the 2011 period to $6.7 million in the 2012 period, reflecting exploration activities from Argentina and a decrease in exploration activities in Mexico and Nevada.  During the third quarter of 2012, exploration spending in Mexico decreased by $7.0 million to $3.8 million, for a total of 32,381 ft. (9,869 m) drilled as compared to $10.8 million, for a total of 156,696 ft. (47,761 m) drilled in the same period of 2011.  During the third quarter of 2012, exploration spending in Nevada decreased by $3.1 million to $1.0 million, with minimal drilling activities, as compared to $4.1 million, for a total of 11,814 ft. (3,601 m) drilled in the same period in 2011.  During the third quarter of 2012, exploration spending in Argentina was $1.5 million, primarily in connection with the start up of the 2012-2013 drilling season as there were no drilling activities during the quarter due to the Argentinian winter.

Total stock-based compensation expense in the 2012 period was $0.7 million, unchanged from the same period of 2011, mainly due to the cancellation of some unvested stock options and partially offset by the cost of the replacement stock options for Minera Andes as a result of the acquisition.

During the third quarter of 2012, we incurred $4.7 million and $2.4 million on the construction and operation of the El Gallo Complex, respectively.  These are the same activities mentioned above in the discussion of the nine month period ended September 30, 2012.  There were no similar costs in the comparable period in 2011.

Other income totaled $1.6 million for the three months ended September 30, 2012, mainly due to the sale of gold and silver bullion.

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

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $28.5 million, comprised of current assets of $36.0 million and current liabilities of $7.5 million.  This represents a decrease of approximately $13.2 million from the working capital of $41.7 million at fiscal year end December 31, 2011.

With the acquisition of Minera Andes on January 24, 2012, our working capital increased by approximately $42.7 million, including a dividend receivable from MSC of $9.4 million, which was received in February 2012.  We expect to receive further dividends from MSC during 2012, although the timing and amount of those dividends will depend upon silver and gold prices, production levels, operating costs, capital expenditures, Argentine central bank and government restrictions, and a variety of other factors beyond our control.  No dividends were received from MSC during the second quarter of 2012 given MSC’s sales were impacted by the changes in the repatriation requirements.  On July 30, 2012, we received a dividend from MSC of 9.8 million Argentine pesos ($2.2 million).  On September 28, 2012, MSC declared a dividend of 25.0 million Argentine pesos ($5.3 million), of which 12.25 million Argentine pesos ($2.6 million) was payable to us, and subsequently received on October 4, 2012.  We believe our working capital at present is sufficient to fund ongoing exploration and corporate activities over the next 12 months.  We expect the upcoming Los Azules drilling season to be funded primarily from dividends from MSC.

On October 29, 2012, we announced the launch of a transferrable rights offerings backstopped by Mr. McEwen, our Chairman and CEO, in which all existing holders of common stock of McEwen Mining and existing holders of the 2012-Exchangeable Shares have the opportunity to participate on an equal and proportional basis in purchasing additional Common Shares or 2012-Exchangeable Shares at a price of $2.25 (or C$2.24) per share, which represents a 50% discount to the closing share price prior to announcement.  Shareholders will receive one right for each Common Share or 2012-Exchangeable Share and 10 rights are needed to purchase an additional share of the same class.  We anticipate this transaction will raise approximately $60 million in gross proceeds.  The record date for shareholders to receive rights is November 8, 2012 and the rights will expire on December 4, 2012.  In the interim period, the rights on the Common Shares will trade publicly on the NYSE and TSX and the rights on the 2012-Exchangeable Shares will trade on the TSX.

Net cash used in operations for the nine months ended September 30, 2012 increased to $63.5 million from $40.2 million for the corresponding period in 2011, mainly due to increases in cash paid to suppliers and employees as a result of the acquisition of Minera Andes and the increased development and construction expenditures of El Gallo Phase 1, and partially offset by dividend received from MSC of $2.2 million.  Cash paid to suppliers and employees increased to $65.8 million during the 2012 period from $40.2 million during the 2011 period.

Cash provided by investing activities for the nine months ended September 30, 2012 was $65.2 million, primarily due to cash received from the acquisition of Minera Andes of $36.3 million as well as proceeds from the sale of gold and silver bullion of $23.8 million.  This compares to cash used in investing activities of $38.9 million in the comparable period of 2011, primarily due to additional purchases of gold and silver bullion of $31.3 million, acquisition of mineral property interests in Nevada and Mexico of $9.8 million, additional purchases of property and equipment of $7.8 million and partially offset by proceeds from the sale of gold and silver bullion and marketable equity securities.

Cash provided by financing activities for the first nine months of 2012 was $3.6 million from the exercise of stock options as compared to $106.2 million in 2011 mainly from the public offering of 17.25 million shares.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

Listed below are updates to our significant accounting policies since December 31, 2011.

Business Combinations — We account for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations.  The acquisition method requires us to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities.  The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.  Transaction costs are expensed as incurred and are reported on the acquisition costs line within the consolidated statements of operations and comprehensive loss.

Investments — Equity Method and Joint Ventures — We account for investments over which we exert significant influence using the equity method of accounting pursuant to ASC Topic 323 — Investments, Equity Method and Joint Ventures.  Under this method, our share of earnings and losses is included in the consolidated statement of operations and comprehensive loss and the balance of the investment is adjusted by a like amount.  Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income.  Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

IVA taxes receivable — In Mexico and Argentina, value added taxes (IVA) are assessed on purchases of materials and services and sales of products.  Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.  In Argentina, except for the San José Mine, we expense all IVA as their recoverability is uncertain.

Stockpiles, Ore on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies — Stockpiles, ore on leach pads, and in-process inventory are carried at the lower of average cost or net realizable value, if commercial production is achieved. For accounting purposes, we have achieved commercial production during the third quarter of 2012 after its initial gold pour in late September.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, ore on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

Stockpiles represent ore that have been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore. Material is removed from the stockpile at an average cost per tonne.  Since we only achieved commercial production for accounting purposes in September 2012, no value was allocated to stockpiles prior to the month of September 2012.

Ore on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months.  Costs are attributed to the leach pads based on current mining costs incurred up to the point of placing the ore on the pad.  Costs are removed from the leach pad based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered.  The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads, the grade of ore placed on the leach pads and a recovery percentage.  The quantities of recoverable gold placed on the leach pads are reconciled to the quantities of gold actually recovered (metallurgical balancing), by comparing the grades of ore placed on the leach pads to actual ounces recovered.  The nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

In-process inventories represent materials that are currently in the process of being converted to a saleable product.  The El Gallo Phase 1 conversion process is an Adsorption-Desorption-Recovery (“ADR”) processing plant utilizing carbon columns for recovery.  In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants.  In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

Precious metal inventory include gold bullion that is unsold and held at the refinery and is valued at the lower of average mining cost or net realizable value.

Materials and supplies inventories are comprised of chemicals, reagents and consumable parts used in drilling and other operating activities.  They are valued at the lower of average cost or net realizable value.  Cost includes applicable taxes and freight.

Revenue Recognition — Revenue includes sales value received for our principal products, gold and silver. Revenue is recognized, net of refining charges and royalties, when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Revenues from by-product sales are credited to production cost applicable to sales.  Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

We entered into a doré sales agreement, whereby we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Complex prior to the completion of refining, which normally takes 15 business days.

We have a net smelter return (“NSR”) royalty agreement with a third party on all Phase 1 metals production and a portion of future Phase 2 metals production from the El Gallo Complex.  The terms of the royalty agreement stipulate that production up to 30,000 of gold and gold equivalent ounces are subject to a 1% NSR, production between 30,001 to 380,000 of gold and gold equivalent ounces are subject to a 3.5% NSR, and 1% thereafter.  Currently we are subject to the 3.5% NSR.  Under the terms of the royalty agreement, the royalty holder has the option to settle the NSR payment in cash or gold and gold equivalent ounces.  The royalty holder has indicated a preference to settle the NSR payment in gold and gold equivalent ounces which would be calculated on the day the refiner credits our metals account.

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

As of September 30, 2012, except for our 49% interest in the San José Mine, none of our other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

Design, Construction, and Development Costs — Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves.  Prior to commercial production for accounting purposes in September 2012, we classified the Phase 1 development of the El Gallo Complex as an exploration stage project since no Guide 7 proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment were expensed as incurred.

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

As of September 30, 2012, except for our 49% interest in the San José Mine, development costs are not capitalized at any of our properties, as no proven and probable reserves exist.

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

Impairment of Long-Lived Assets — We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded.  Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.  We use the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material.  We are unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves.  As such, the appropriate evidence to perform estimates of future cash flows is not available and may not be accurate in supporting the Company’s long-lived assets.  For purposes of recognition and measurement of an impairment loss, we group our properties by geological mineral complex, as this represents the lowest level at which we allocate our exploration spending independent of other assets and liabilities.  For the recently acquired Santa Cruz exploration properties, we have separated our properties into two regions, due to their physical separation, for the purposes of impairment testing. The two regions are Cerro Negro and Other Santa Cruz exploration properties.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $1.4 million at September 30, 2012, a 1% change in the Canadian dollar would have minimal impact in the statement of operations.

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

Commodity Price Risk

We own a 49% interest in the San José Mine, an operating silver-gold mine in Santa Cruz, Argentina, and we have commenced production of gold and silver from our 100% owned El Gallo Complex.  As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $1.7 million at September 30, 2012, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $0.2 million.  At September 30, 2012, our gold and silver bullion had a combined fair value of $2.3 million.

Credit Risk

We may be exposed to credit loss through our doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2012 we did not have any significant credit exposure associated with our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, whereby the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at September 30, 2012, we continue to face credit risk on the collection of our IVA receivables.

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

Item 4. CONTROLS AND PROCEDURES

(a)                                  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.  On January 25, 2012, we completed the acquisition of Minera Andes Inc. and since that date, have been integrating its then-existing information systems and internal control over financial reporting into our systems.   We expect to include Minera Andes in our assessment of the effectiveness, as of December 31, 2012, of our internal control over financial reporting, as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.

PART II

Item 1. LEGAL PROCEEDINGS

The Los Azules properties are located in the high Andes within the San Juan region of Argentina. Minera Andes, a wholly-owned subsidiary of McEwen Mining, has held exploration and mineral exploitation rights to properties in the Los Azules region (the “Minera Andes Properties”) since the late 1990s.  In the early 2000s, the exploration and exploitation rights to the properties north of the Minera Andes Properties (the “Solitario Properties”) were held by Solitario, a wholly-owned subsidiary of TNR Gold, a junior mining company based in Vancouver, British Columbia, Canada.

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

There are essentially four issues raised by the Los Azules litigation which can be generally described as follows:

a)              The Expenditure Requirement Issue. Whether or not Xstrata Copper made the development expenditures required for the proper exercise of the option agreement between Xstrata and Solitario (the “Xstrata-Solitario Option Agreement”), whether or not Minera Andes or its subsidiaries engaged in intentional interference with economic relations pertaining to those expenditures, and what remedies, if any, flow as a result. TNR asks, among other things, for an order that the Solitario Properties be conveyed to it;

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

If TNR is successful in any of its claims against Minera Andes, this could have a significant and material negative impact on the ability of McEwen Mining to further develop or realize on the value of the Los Azules Project.

Item 6.  EXHIBITS

The following exhibits are filed or furnished with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2012 and 2011, (ii) the Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Three and Nine Months Ended September 30, 2012 and 2011, (iv) the Unaudited Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Dated: November 7, 2012	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Dated: November 7, 2012	By Perry Y. Ing, Vice President and
Chief Financial Officer