Form 10-K
period 2012-12-31
McEwen Mining Inc.
filed 2013-03-11
CIK 314203

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

MCEWEN MINING INC.
(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0796160 (I.R.S. Employer Identification No.)
181 Bay Street, Suite 4750, Toronto, Ontario Canada (Address of principal executive offices)	M5J 2T3 (Zip Code)

(866) 441-0690
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NYSE
Title of each class	Name of each exchange on which registered

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2012 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $602,360,000 based on the closing price of $3.01 per share as reported on the NYSE. There were 215,205,891 shares of common stock outstanding (and 81,880,468 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 4, 2013.

         DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING
PREPARATION OF RESOURCE AND RESERVE ESTIMATES

        McEwen Mining Inc. ("McEwen Mining," "we," "us," or the "Company") is required to prepare reports under the Canadian Securities Administrators' National Instrument 43-101 "Standards of Disclosure for Mineral Projects" ("NI 43-101"), under the Canadian securities laws because we are listed on the Toronto Stock Exchange ("TSX") and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States ("U.S.") Securities and Exchange Commission ("SEC").

        Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 ("Guide 7") promulgated by the SEC. Under U.S. standards, mineralization may not be classified as a "reserve" unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a "Final" or "Bankable" feasibility study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority. One consequence of these differences is that "reserves" calculated in accordance with Canadian standards may not be "reserves" under Guide 7 standards. U.S. investors should be aware that McEwen Mining's properties located in the United States and Mexico do not have "reserves" as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant "reserves".

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

 RELIABILITY OF INFORMATION

        Minera Santa Cruz S.A. (of which the Company holds an indirect 49% equity interest), the owner of the San José Mine, is responsible for and has supplied to the Company all reported results from the San José Mine. The technical information contained herein is, with few exceptions as noted, based entirely on information provided to the Company by Minera Santa Cruz S.A. ("MSC"). The Company's joint venture partner, a subsidiary of Hochschild Mining plc, and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of the information about the San José Mine contained in this report. As the Company is not the operator of the San José Mine, there can be no assurance that production information reported to the Company by MSC is accurate, the Company has not independently verified such information and readers are therefore cautioned regarding the extent to which they should rely upon such information.

PART I

ITEM 1.    BUSINESS

History and Organization

        We are a mining and minerals exploration company focused on precious metals in Argentina, Mexico and the United States. We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation. On January 24, 2012, we changed our name to McEwen Mining Inc.

        On January 24, 2012, we completed through a court-approved plan of arrangement under Alberta (Canada) law, the acquisition of Minera Andes Inc. (the "Arrangement"), under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of our company. On the closing date of the Arrangement, holders of Minera Andes' common stock received a number of exchangeable shares ("Exchangeable Shares") of McEwen Mining—Minera Andes Acquisition Corp. ("Canadian Exchange Co."), an indirect wholly-owned Canadian subsidiary of our company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45. In the aggregate, Minera Andes shareholders received 127,331,498 Exchangeable Shares in connection with the Arrangement. We acquired, among other assets in Argentina, a 49% indirect equity interest in the producing San José gold/silver Mine in Santa Cruz Province and the Los Azules Copper Project in San Juan Province. Title to the San José Mine is held by Minera Santa Cruz S.A. ("MSC"), the holding and operating company set up under the terms of an option and joint venture agreement between one of our Argentinean subsidiaries (49%) and Hochschild Mining plc. ("Hochschild) (51%). We report income and loss, as applicable, from the San José Mine on a 49% equity basis.

        During the third quarter of 2012, construction at El Gallo Phase 1 in Mexico was completed and we completed our first gold pour at the mine in September 2012. For operational purposes, commercial production was effective as of January 1, 2013.

        During the fourth quarter of 2012, we launched a transferrable rights offering, in which all existing holders of common stock and holders of the Exchangeable Shares had the opportunity to participate on an equal and proportional basis in purchasing additional common stock or Exchangeable Shares at a price of $2.25 (or C$2.24) per share, which represented a 50% discount to the closing share price prior to the announcement. Shareholders received one right for each share of common stock or Exchangeable Share and 10 rights were needed to purchase an additional share of the same class. Upon completion of the rights offering, we issued an additional 19.6 million shares of common stock and 7.8 million Exchangeable Shares for net proceeds of $60.4 million.

        In addition to our operating properties, we also hold interests in numerous exploration and development stage properties and projects in Mexico, Nevada and Argentina. As at December 31, 2012, we had an aggregate land position of approximately 1,926 square miles (4,988 square kilometers). Prior to the acquisition of Minera Andes and commencement of production at El Gallo in Mexico, we had not generated revenue from operations since 1990.

        Our objective is to increase the value of our shares through the exploration, development, and extraction of gold, silver and other valuable minerals. Other than the San José Mine in Argentina, we generally conduct our exploration activities as sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We own our mineral interests and property and operate our business through various subsidiary companies, each of which is owned entirely, directly, or indirectly, by us.

        Our principal executive office is located at 181 Bay Street, Suite 4750, Toronto, Ontario, Canada M5J 2T3 and our telephone number is (866) 441-0690. We also maintain offices in San Juan

(Argentina), Guamuchil (Mexico), and Elko and Reno (Nevada). Our website is www.mcewenmining.com. We make available our periodic reports and press releases on our website. Our common stock is listed on the New York Stock Exchange ("NYSE") and on the Toronto Stock Exchange ("TSX"), in each case under the symbol "MUX". Exchangeable Shares of McEwen Mining—Minera Andes Acquisition Corp. are listed on the TSX under the symbol "MAQ".

        In this report, "McEwen Mining", the "Company", "our" and "we" refer to McEwen Mining Inc. together with our subsidiaries, unless otherwise noted. All of our financial information is reported in United States (US) dollars, unless otherwise noted. C$ refers to Canadian dollars.

Segment Information

        Our operating segments include Argentina, Mexico, and the United States. See Note 17 to the Consolidated Financial Statements for information relating to our operating segments.

Products

  Gold and Silver

        During 2012, we reported consolidated gold production attributable to us of 48,889 ounces and silver production of 2.9 million ounces. Of our consolidated gold and silver production, approximately 86% and 100%, respectively, came from the San José Mine in Argentina and 14% and nil, respectively, came from El Gallo Phase 1 in Mexico.

        During 2012, total gold and silver sales for Mexico were $6.0 million. Total gold and silver sales for the San José Mine from January 25, 2012 to December 31, 2012 were $290.8 million. However, we only report income and loss, as applicable, from the San José Mine on a 49% equity basis, which amounted to $20.8 million.

        The end product at our gold and silver operations is either in the form of doré or concentrate. Doré is an alloy consisting primarily of gold and silver but also containing other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and silver is credited to our account. All of our production from El Gallo is in the form of doré while production at the San José Mine is generally a 50/50 ratio between doré and concentrates. Concentrates from the San José Mine are shipped to third-party smelters and refineries for further processing.

        The following table presents the annual high, low and average daily London P.M. fix prices per ounce for gold and silver over the past three years on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average
2010	$1,421	$1,058	$1,225	$30.70	$15.14	$20.19
2011	$1,895	$1,319	$1,572	$48.70	$26.16	$35.12
2012	$1,792	$1,540	$1,669	$37.23	$26.67	$31.15
2013 (through March 4, 2013)	$1,694	$1,577	$1,647	$32.23	$28.01	$30.63

        On March 4, 2013, the London P.M. fix for gold was $1,574 per ounce and silver was $28.69 per ounce.

        Gold and silver produced in Mexico are generally sold at the prevailing spot market price.

        Gold and silver doré produced in Argentina is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M fix depending on the sales contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices until final settlement with the buyer.

Gold and Silver Processing Methods

        Gold and silver are extracted from ores, by either milling or heap leaching, depending on the amount of gold and silver contained in the ore, whether the ore is naturally oxidized or not oxidized, the accessibility of the ore, the amenability of the ore to treatment and related capital and operating costs. The ore is extracted by underground (San José Mine) and open pit (El Gallo) mining methods.

        The San José processing plant is composed of conventional crushing, grinding and flotation circuits. Approximately half of the silver-gold flotation concentrate is processed in an intensive cyanide leaching circuit with the dissolved gold and silver recovered by electrowinning of a clarified solution following by smelting to produce doré bullion. The balance of the flotation concentrate is filtered and shipped to a smelter. Flotation and leached tailings are stored in side-by-side engineered, zero discharge facilities. A Merrill Crowe circuit recovers small amounts of gold and silver from the electrowinning discharge solution. At the end of 2012 the crushing circuit was modified, which is expected to lead to a 10% increase in mill throughput.

        In Mexico, ore is processed using heap leaching. Heap leaching consists of stacking crushed ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. The gold and silver-bearing solution is then collected and pumped to an ADR process facility consisting of carbon columns, stripping circuits and a precious metal refinery to recover gold and silver into doré bars. Doré bars are then shipped to outside refineries to obtain a purer, final product.

Gold and Silver Reserves

        At December 31, 2011, we had 168,410 and 10.9 million ounces of proven and probable gold and silver reserves, respectively, attributable to McEwen Mining from our 49% equity interest in the San José Mine. The 2011 information is the most recent available to us and does not account for 2012 production or reserves delineated during 2012. We expect that Hochschild Mining plc. will report updated reserves as at December 31, 2012 by the second quarter of 2013. See Item 2. Properties—San José Mine, Argentina for additional information about our reserves on this property. There are no proven and probable reserves at El Gallo Phase 1 in Mexico or any of our other properties.

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

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Nevada Department of Environmental Protection, which we refer to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada properties. Local jurisdictions (such as County Governments) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Environmental Law.    The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Proposed mineral processing at our Gold Bar property will require additional permitting activities prior to production. Various federal agencies and departments within the

State of Nevada and local governments will be cooperating agencies in permitting any mining development and process facilities at the site. Although not expected, potential external events such as public or cooperating agency opposition could lengthen the schedule for permit acquisition. Because of previously permitted mining activity at the site, we currently have no reason to believe that permits to mine the mineral resources at Gold Bar could not be obtained from local, state and Federal regulatory agencies without unreasonable effort and expense. We also believe that production water for the Gold Bar property can be appropriated pursuant to regulations implemented by the State of Nevada.

Mexico

        Mining in Mexico is also subject to numerous federal and local laws, regulations and ordinances governing mineral rights, operations and environmental protection.

        Mineral Concession Rights.    Exploration and exploitation of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining mining concessions. Mining concessions are granted by the Mexican government for a period of fifty years from the date of their recording in the Public Registry of Mining and are renewable for a further period of fifty years upon application within five years prior to the expiration of such concession in accordance with the Mining Law and its Regulations.

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

        Surface Rights.    Ejido or Comunidad are special type of surface rights assigned by the government for farming and ranching purposes, regulated by the Agrarian Law. Assemblies (ejido or community members meetings) hold the highest authority over these surface rights. It is through the assemblies that the following are regulated: acceptance of a new ejido or community members, allowances and benefits from the land. The ejidatario or comunero holds the surface rights for the land, but it does not constitute a private ownership. Surface rights may be transferred to ejidatarios or comuneros following the regimen stated in the Agrarian Law. However, modifications to the Agrarian Law since 1992 allow converting the ejido or community land into private property through a legal process. Once this is achieved, the land can be sold.

        Water Rights.    Water rights are managed by the Comision National del Aqua ("CONAGUA"). According to the Mexican water rights legislation, industrial users must pay for the right to use national waters regardless of how their rights were obtained, with the rates being determined by the availability of water and the method of extraction. We are not required to obtain water rights. According to the CONAGUA, the El Gallo Complex is located in the Sinaloa River Aquifer and is termed "Zona de Libre Alumbramiento", meaning a free zone because of excess capacity. However, water usage will cost $0.40 per cubic meter.

        Mining Royalties.    Currently there is no mining royalty required to be paid to the Mexican government on concessions but the Mexican government stated its commitment to create a new mining law, with a proposal scheduled for the first half of 2013 and implementation intended for the second half of 2013. Any royalty required to be paid to the Mexican government would adversely affect our operations.

        Environmental Law.    The Environmental Law in Mexico, called the General Law of Ecological Balance and Protection to the Environment ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Proteccion al Ambiente ("PROFEPA").

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

        Mining Permits.    The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority, ("SEMARNAT") is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in Mexico as Manifesto Impacto Ambiental) ("MIA"), Land Use Change (known in Mexico as Estudio Justificativo Para Cambio Uso Sueldo) ("ETJ"), and Risk Analysis (known in Mexico as Analisis de Riesgo) ("RA"). A construction permit is required from the local municipality and an archaeological release letter from the National Institute of Anthropology and History ("INAH"). An explosives permit is required from the ministry of defense before construction can begin. The MIA is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The RA study (which is included into the MIA and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The ETJ requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

Argentina

        Mining in Argentina is also subject to numerous federal and local laws, regulations and ordinances governing mineral rights, operations and environmental protection.

        Mineral Concession Rights.    Under Argentinean Law, mining concessions are real property, which can be transferred freely and can also be pledged. Concessions are granted by provincial governments for unlimited periods of time, subject to the following conditions:

  (a)
  the payment twice a year of a mining fee or canón of 80 pesos per unit, or pertenencia; and

  (b)
  the filing of a minimum investment plan and compliance with a one-off minimum investment in the concession equal to 300 times the relevant canón over a five year period.

        Failure to comply with these conditions may result in the termination of the concession.

        Surface Rights.    A mining license alone is not sufficient to permit mining operations. An agreement for access and occupation of the surface land is also required from the surface owner and occupier before mining may commence. Surface rights in Argentina are not associated with title to either a mining lease or a claim and must be negotiated with the landowner.

        Water Rights.    Grants of mining rights, including water rights, are subject to the rights of prior users. The mining code also contains environmental and safety provisions administered by the provinces.

        Mining Royalties.    As legal owners of the mineral resources, provinces are entitled to request royalties from mine operators. Regulations vary from province to province. Under a Mining Tax Stability Agreement between the Province of Santa Cruz where the San José mine is located and MSC, the mining royalty was fixed at 1.85% of the mine-site value per year when the final product is doré and 2.55% when the final products are concentrates or precipitates. Royalties are paid monthly.

        In August 2012, MSC made a voluntary one-time advance royalty payment of $ 3.7 million. Subsequently, the Province advised MSC that starting with the payment for November 2012, the royalty would be increased to the legal maximum of 3% for all products. MSC is currently paying a royalty of 3% for all products.

        Environmental Law.    The Environmental Protection Section of the National Mining Code of Argentina, enacted in 1995, requires that each Provincial government monitor and enforce the laws pertaining to prescribed development and protection of the environment. The Argentine Constitution establishes that the Federal Government is required to set the minimum standards. In 2002, the National Congress established such minimum standards for the protection of the sustainable environmental management and the protection of biodiversity, which are applicable throughout Argentina. Provinces are entitled to strengthen those standards. Further, the Argentine Constitution, as amended in 1994, allows any individual who believes a third party may be damaging the environment to initiate an action against such party. Existing and proposed legislation at both the federal and state levels in Argentina governing the protection of glaciers and the management of natural resources, including mining activity, in the vicinity of glaciers, may impact the Company's ability to develop its projects.

        Mining Permits.    Prior to conducting mining operations, companies must submit an Environmental Impact Report ("EIR") to the provincial government. The EIR must describe the proposed operation and the methods that will be used to prevent undue environmental damage and must be updated biennially. Mine operators are liable for environmental damage and violators of environmental standards may be required to shut down mining operations. An EIR must be submitted every two years in accordance with Argentinean Law.

Customers

        During the year ended December 31, 2012, 76% of total sales from the San José Mine were made to Argor- Heraeus SA and LS-Nikko Copper Inc. Argor-Heraeus SA, a Swiss company, was a purchaser of doré, which accounted for 39% of total sales. LS-Nikko Copper Inc., a Korean company, was a purchaser of concentrate, which accounted for 37% of total sales. MSC currently has a sale agreement with each of these purchasers that expires on March 31, 2013. MSC has already allocated all of their 2013 concentrate production to their customers from 2012 and is currently in negotiation with Argor-Heraeus SA for their 2013 doré production. However, any interruption could temporarily disrupt the sale of metals and adversely affect our operating results.

        During the year ended December 31, 2012, 100% of total sales from El Gallo Phase 1 in Mexico were through The Bank of Nova Scotia, a Canadian financial institution. We either sell doré under the terms set out in the doré purchase agreement of July 2012 or refined metal on the spot market. We also have an agreement to sell refined metal with a second Canadian financial institution.

Employees

        As of March 4, 2013, we had 335 employees including 17 employees based in the U.S., 22 in Canada, 239 in Mexico and 57 in Argentina. All of our employees based in Canada work in an executive, technical or administrative position, while our employees in the U.S., Mexico and Argentina include engineers, geologists, permitting specialists, information technologists, and office administrators. Some of our employees in Mexico are covered by union labor contracts and the Company believes we have good relations with our employees and their unions. We also engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

        As of March 4, 2013, Minera Santa Cruz S.A., of which we hold an indirect 49% equity interest, the owner and operator of the San José Mine, had 1,379 employees in Argentina.

ITEM 1A.    RISK FACTORS

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Company

        We have incurred substantial losses since our inception in 1979 and may never be profitable.    Since our inception in 1979, we have never been profitable. As of December 31, 2012, our accumulated deficit was approximately $460 million, including certain non-cash expenses. In the future, our ability to become profitable will depend on the profitability of the San José Mine, our ability to bring the El Gallo Complex and our Gold Bar project into production and generate revenue sufficient to cover our costs and expenses, and our ability to advance or sell our other properties, including the Los Azules copper project. In pursuit of that objective, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

        The feasibility of mining at our El Gallo Complex and Gold Bar properties has not been established in accordance with SEC Guide 7, and any funds spent by us on exploration and development could be lost.    We have no proven or probable reserves on our properties as defined by U.S. law, except for the Company's 49% interest in the San José Mine. A "reserve," as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a SEC compliant feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. Since we have not received a SEC compliant feasibility study on any of our properties, we currently have no reserves defined by SEC Guide 7, except for the Company's 49% interest in the San José Mine, and there are no assurances that we will be able to prove that there are reserves on our properties.

        The mineralized material identified on our properties, including El Gallo Phase 1 where we are currently in production, does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining on our El Gallo Complex, Gold Bar properties, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade, metallurgical recoveries and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, our investment in that property may be lost, and the market value of our securities may suffer.

        We are required to prepare and file with the Canadian securities regulators estimates of mineralized material in accordance with NI 43-101. These standards are substantially different from the standards generally permitted to report reserve and other estimates in reports and other materials filed with the SEC. Under NI 43-101, we report measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources reported in our Canadian filings will ever be converted into SEC Guide 7 compliant reserves.

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

        Our estimated timetables to achieve production for Phase 2 of the El Gallo Complex and the Gold Bar properties may not be accurate.    Based on technical work recently completed, including the El Gallo feasibility study and the Gold Bar preliminary feasibility study, we believe we can achieve Phase 2 production at the El Gallo Complex in the second half of 2014 and at our Gold Bar properties in late 2015. However, the Gold Bar preliminary feasibility study is preliminary in nature and is subject to change due to factors within and outside of our control. There is no certainty that the feasibility study and the preliminary assessment and economics estimated in those reports will be realized or that we will be able to begin production within the timelines estimated, if at all.

        We will require significant amounts of capital through debt or equity to place one or both of these properties into production, and our ability to obtain this necessary funding will depend on a number of factors, including the status of the national and worldwide economy and the price of silver, gold, and other precious and base metals. Fluctuations in production costs, material changes in the mineral estimates and grades of mineralization or changes in the political conditions or regulations in Mexico or Nevada may make placing these properties into production uneconomic. Further, we may also be unable to obtain the necessary permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties. These and other factors may cause us to delay Phase 2 production at the El Gallo Complex and our Gold Bar properties beyond 2014 and 2015, or cancel our plans entirely.

        Historical production of gold at our Tonkin Complex or Magistral Mine (El Gallo Phase 1) is not indicative of the potential for future development or revenue.    Historical production of gold from our Tonkin Complex came from relatively shallow deposits, in very limited quantities and for a very limited period of time. Processing the mineralization at Tonkin also presents significant metallurgical difficulties that may cause it to be uneconomic or unfeasible to mine and process ore on a commercial scale. In Mexico, the Magistral Mine produced gold from 2002 through 2005, but it was shut down in 2006 and was held by us on a care and maintenance basis until the fourth quarter of 2011. The restart of the Magistral Mine is now considered Phase 1 of our El Gallo Complex; we made the decision to proceed with Phase 1 construction without the benefit of a feasibility study. There are significant risks and uncertainty associated with commencing production without a feasibility or pre-feasibility study. The area comprising Phase 1 of El Gallo production has not been explored, developed and analyzed in sufficient detail to complete an independent SEC compliant feasibility or pre-feasibility study and may ultimately be determined to lack one or more geological, metallurgical, engineering, legal, operating, economic, social, environmental, and other relevant factors reasonably required to serve as the basis for a final decision to complete the development of all or part of the El Gallo project for mineral production. Investors in our securities should be cautioned not to rely on our historical operations as an indication that we will place those mining properties into commercial production or that any such attempts to resume production would be successful.

        We may require significant additional capital to develop additional mining operations.    We may need to obtain additional financing, either in the form of debt or equity financing, to fund development of additional mining operations such as Phase 2 of the El Gallo Complex or the Gold Bar Project. Our working capital balance, along with expected cash generated from mining operations and dividends received from MSC during 2013, is not expected to be sufficient to allow us to develop El Gallo Phase 2, the next project in our pipeline. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing for El Gallo Phase 2, or other purposes, on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

        Minera Andes' assets may be less valuable to us than expected.    The value of Minera Andes to us, other than its interest in the San José Mine, is based in large part on the value of the Los Azules Copper Project and the ability to discover mineralized material on the other acquired exploration properties. The Los Azules Copper Project has only "inferred resources" and "indicated resources", based on NI 43-101 definitions. There can be no assurance that these mineral resources will be upgraded to mineral reserves or that if mineral deposits are discovered on the other exploration properties, that such mineral deposits can be commercially mined. If we are unable to establish some or all of the mineralized material on the Minera Andes' properties as proven or probable reserves in sufficient quantities to justify commercial operations, the market value of our securities may decline, and you may lose some or all of your investment.

        Development at the Los Azules copper project presents development challenges that may negatively affect, if not completely negate, the feasibility of development of the property.    The Los Azules property that we acquired with Minera Andes is located in a remote location that is accessed by 75 miles (120 kilometers) of unimproved dirt road with eight river crossings and two mountain passes both above 13,451 feet (4,100 meters). Even assuming that technical difficulties associated with this remote location can be overcome, the capital costs may make the project uneconomical. According to the technical report prepared for Minera Andes with an effective date of December 1, 2010, capital costs were estimated to be $2.8 billion initially and $3.73 billion over the life of the mine with an accuracy target of plus or minus 35%. These are historical calculations and capital costs calculated today are expected to be substantially higher when we provide an updated estimate in the second half of 2013. In order for the Los Azules property to be economically feasible for development, the price of copper would have to be high enough to justify the high capital costs estimated for the project. There can be no assurance that these capital cost estimates are accurate; given the inflationary pressure in the mining industry and in Argentina in particular, these capital costs are likely to increase substantially. If the long term price of copper were to decrease significantly below the current price or capital cost estimates increase significantly, the Los Azules property may not be feasible for development, and we may have to write-off the asset. Furthermore, even if the development of the Los Azules property becomes economically feasible, we may not be able to raise sufficient capital to develop the property, may not receive the required permits or environmental approvals, may not be able to construct the necessary power and infrastructure assets and may not be able to attract qualified workers to build such a project, any of which could result in the delay or indefinite postponement of development at the property. Such a result would have a material negative effect on our Company.

        We own our 49% interest in the San José Mine and the other 51% is owned Hochschild Mining plc., under the terms of an option and joint venture agreement, and therefore we are unable to control all aspects of exploration and development of this property.    Our interest in the San José Mine is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture.

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

        Fluctuating precious metals and copper prices could negatively impact our business.    The potential for profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold, silver and copper. The price of gold, silver and copper may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, global or regional political, economic or banking crises, and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

        The volatility in gold, silver and copper prices is illustrated by the following table, which sets forth, for the periods indicated, the average market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, and per pound of copper based on the London Metal Exchange Grade A copper settlement price.

        Average Annual Market Price of Gold and Silver (per oz.) and Copper (per lb.)

Metal	2008	2009	2010	2011	2012
Gold	$872	$972	$1,224	$1,572	$1,669
Silver	$14.99	$14.67	$20.19	$35.12	$31.15
Copper	$3.15	$2.34	$3.42	$4.00	$3.61

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

        Our continuing reclamation obligations at the Tonkin Complex, El Gallo Complex and our other properties could require significant additional expenditures.    We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin Complex. We have posted a bond in the amount of the estimated reclamation obligation at the Tonkin Complex. We submitted a mine closure plan to the BLM for the Tonkin Complex during the fourth quarter of 2010. Based on our estimate, the change in our bonding requirements was insignificant. Our closure plan is currently under review by the BLM. We have not posted a bond in Mexico relating to the El Gallo Complex, as none is required but have recorded a liability based on the estimated amount of our reclamation obligations. There is a risk that any cash bond or recorded liability, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

        Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.    All phases of our operations are subject to United States, Mexican or Argentinean federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

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

        Due to an increased level of non-governmental organization activity targeting the mining industry, the potential for the government to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected as a result of a violation of applicable laws, regulations, or permitting requirements or a change in applicable law or regulations, it would have a significant negative impact on the value of our company and could have a significant impact on our stock price.

        Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.    Our mining operations, including ongoing exploration drilling programs, require permits from the state and federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

        Our operations in Mexico and Argentina are subject to changes in political conditions, regulations and crime.    Our El Gallo Complex as well as certain other concessions, are located in Mexico and are subject to laws and regulations applied by Mexican federal, state, and local governments. As a result, our mining investments in Mexico are subject to the risks normally associated with the conduct of business in foreign countries. In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest or violence could disrupt our operations at any time. In recent years, there has been a marked increase in the level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions, including as a result of periodic elections, that could increase the costs related to our activities or maintaining our properties.

        Our San José Mine as well as certain other concessions, are located in Argentina and are subject to laws and regulations applied by Argentinian federal, provincial, and local governments. As a result, our mining investments in Argentina are subject to the risks normally associated with the conduct of business in foreign countries. There are risks relating to an uncertain or unpredictable political and economic environment in Argentina. During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations. In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements.

        In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. Although this particular change did not affect the San José Mine as its fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will not unilaterally take other action which could have a material adverse effect on our projects in the country or that Argentina will continue to honor, this or other fiscal agreements. In October 2011, the Argentinean government announced a decree requiring mining companies to repatriate mining revenues to Argentina and to convert those revenues into Argentine pesos prior to taking any further action with respect to such revenues, such as paying suppliers or distributing profits, either locally or out of the country. This decree has resulted in increased foreign exchange and bank transaction costs to the Company and increased the Company's exposure to potential devaluation of the Argentine peso should Minera Santa Cruz S.A. be forced to hold more currency in Argentine pesos compared to U.S. dollars. There also is the risk of political violence and increased social tension in Argentina as Argentina has experienced periods of civil unrest, crime and labor unrest. Certain political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate in the country.

        Changes, if any, in mining or investment policies or shifts in political attitude in any of the jurisdictions in which the Company operates may adversely affect the Company's operations or profitability. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of parts and supplies, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.

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

        Our lack of operating experience may cause us difficulty in managing our growth.    Our management team, as a whole, has limited experience in developing and operating a mine. We are currently working towards the development of El Gallo Phase 2 in Mexico, our Gold Bar Project in Nevada, and our Los Azules Copper Project in Argentina. If we are unable to successfully place these projects into production, our stock price may suffer and you may lose some or all of your investment. Our ability to manage the anticipated growth that we expect will accompany placing one or more of those properties into production will require us to improve and expand our management and our operational systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

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

        Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.    We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States, Mexico, Argentina, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable to us due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

        The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.    Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

  •
  economically insufficient mineralized material;

  •
  fluctuations in production costs that may make mining uneconomical;

  •
  availability of labor, contractors, engineers, power, transportation and infrastructure;

  •
  labor disputes;

  •
  potential delays related to social, public health, and community issues;

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

        Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

        We do not insure against all risks to which we may be subject in our planned operations.    While we currently maintain insurance to insure against general commercial liability claims and physical assets at our properties in Nevada, Mexico and Argentina, we do not maintain insurance to cover all of the potential risks associated with our operations. Our other exploration projects have no existing infrastructure for which we insure. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

        We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.    Our company is dependent on key management, namely our Chairman and Chief Executive Officer, our Vice President and Chief Financial Officer, our Chief Operating Officer, our Senior Vice President, our Vice President, Argentina, and our Vice President, Projects. Robert R. McEwen, our Chairman and Chief Executive Officer, is responsible for strategic direction and the oversight of our business. Perry Y. Ing, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions. William Faust (Chief Operating Officer), Ian Ball (Senior Vice President), Simon Quick (Vice President, Projects), and Andrew Elinesky (Vice President, Argentina), oversee project development in, Mexico, Nevada and Argentina, respectively. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

        We are subject to foreign currency risk.    While we transact most of our business in U.S. dollars, some expenses, such as labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and property and equipment purchases in U.S. dollar terms in foreign countries.

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

        New Argentinean foreign exchange regulations and export repatriation requirements could adversely affect our liquidity and operations.    In October 2011, Argentina announced a decree requiring mining companies to repatriate mining revenues to Argentine currency before distributing revenue either locally or overseas. Fluctuation in the value of the Argentine peso as a result of the repatriation requirement and the repatriation requirement may create inefficiencies in our ability to transfer our revenue from Argentina and result in substantial transaction costs. Further, there are additional transaction costs imposed by the central bank for transferring funds from and within Argentina.

        In April 2012, Argentina announced further rules which initially reduced the number of days mining companies have to repatriate funds relating to exports sales to 15 days and then subsequently in July 2012, relaxed the repatriation requirement to 45 days on the export of doré and 180 days on the sale of concentrates for certain mining companies including MSC which operates the San José Mine. During this interim period of uncertainty, there was a disruption to MSC's exports, especially concentrate sales which take significantly longer than doré to process. This resulted in a disruption to their cash flows and ultimately, to the timing and amount of dividends that MSC has been able to pay to us during 2012.

        These restrictions and any additional restrictions on the Argentinean foreign exchange regime or export repatriation requirements could affect our liquidity and operations in Argentina, and our ability to access such funds.

        Global climate change is an international concern, and could impact our ability to conduct future operations.    Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or United States, Mexican or Argentine federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

        The laws of the State of Colorado and our Articles of Incorporation may protect our directors from certain types of lawsuits.    The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the Company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Relating to Our Common Stock

        Gain recognized by non-U.S. holders and non-U.S. persons holding any interest in the Company other than solely as a creditor (including, for example, interests in the form of our convertible debt, if any) on the sale or other disposition of our securities may be subject to U.S. federal income tax.    We believe that we currently are a "United States real property holding corporation" under section 897(c) of the Internal Revenue Code (the "Code"), or USRPHC, and that there is a substantial likelihood that we will continue to be a USRPHC in the future. Subject to certain exceptions, securities (other than securities that provide no interest in a corporation other than solely as a creditor) issued by a corporation that has been a USRPHC at any time during the preceding five years (or the non-U.S. holder's holding period for such securities, if shorter) are treated as U.S. real property interests, or USRPIs, and a gain recognized by a non-U.S. holder on the sale or other disposition of a USRPI is subject to regular U.S. federal income tax, on a net basis at graduated rates, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. If gain recognized by a non-U.S. holder from the sale or other disposition of McEwen Mining common stock or other securities is subject to regular net basis income tax under these rules, the transferee of such McEwen Mining common stock or other securities may be required to deduct and withhold a tax equal to 10% of the gross amount paid to the non-U.S. holder with respect to the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the non-U.S. holder for the year in which the sale or other disposition occurs.

        The conversion of Exchangeable Shares, exercise of options and the future issuances of McEwen Mining common stock will dilute current shareholders and may reduce the market price of McEwen Mining common stock.    As of March 4, 2013, we had outstanding Exchangeable Shares and options to purchase a total of 86.4 million shares of McEwen Mining common stock, which if completely converted or exercised, would dilute existing shareholders' ownership of McEwen Mining by approximately 40%, assuming all Exchangeable Shares not held by McEwen Mining or its subsidiaries are exchanged for an equivalent amount of McEwen Mining common stock. Under certain circumstances, McEwen Mining's board of directors (the "McEwen Mining Board") has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. McEwen Mining may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares of McEwen Mining common stock. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders of McEwen Mining and may reduce the market price of McEwen Mining common stock and other securities.

        Furthermore, the sale of a significant amount of McEwen Mining common stock by any selling security holders, specifically Mr. Robert R. McEwen ("Mr. McEwen"), our Chairman and Chief Executive Officer, may depress the price of McEwen Mining common stock. As a result, you may lose all or a portion of your investment.

        A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.    As of March 4, 2013, Mr. McEwen beneficially owned approximately 25%, or 73.9 million shares, of the 297.0 million shares of McEwen Mining common stock (assuming all outstanding Exchangeable Shares not held by McEwen Mining or its subsidiaries are exchanged for an equivalent amount of McEwen Mining common stock). Under McEwen Mining's Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

        Our stock price has historically been volatile, and as a result you could lose all or part of your investment.    The market price of McEwen Mining common stock has fluctuated significantly and may decline in the future. The high and low sale prices of McEwen Mining common stock on the NYSE Amex, and the NYSE after November 2, 2010, were $8.17 and $2.02 for the fiscal year ended December 31, 2010, $9.87 and $2.93 for the fiscal year ended December 31, 2011, and $6.17 and $1.96 for the fiscal year ended December 31, 2012. The fluctuation of the market price of McEwen Mining common stock has been affected by many factors that are beyond our control, including: changes in the worldwide price for gold, silver and copper, results from our exploration or development efforts and the other risk factors discussed herein.

        We have never paid a dividend on McEwen Mining common stock and we do not anticipate paying one in the foreseeable future.    We have not paid a dividend on McEwen Mining common stock to date, and we do not expect to be in a position to pay dividends in the foreseeable future. Our initial earnings from the San José Mine, if any, will likely be retained to finance our growth. Any future dividends will depend upon any future earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We classify our mineral properties into two categories: "Production and Development Properties" and "Exploration Properties". Our designation of certain properties as "Production and Development Properties" should not suggest that we have proven or probable reserves at those properties as defined by the SEC. Our significant production and development and exploration properties are described below.

Production and Development Properties

San José Mine, Argentina (49%)

  Overview and History

        The San José Mine is a silver-gold underground producing mine located on the San José property in Santa Cruz Province, Argentina and operated by an affiliate of Hochschild, MSC. We acquired our interest in this property in connection with the acquisition of Minera Andes in January 2012. The San José property covers a total area of approximately 195 square miles (505 square kilometers) and consists of 50 contiguous mining concessions (consisting of 18 "Minas" or approved mining claims; and 32 "Manifestations" or claims that are in the application process for mining claim status). The Property was acquired by Minera Andes in 1997, following completion of a regional study. Minera Andes embarked on an exploration program from 1997 to 2001, which led to the discovery of the silver and gold bearing Huevos Verdes and Saavedra West Zones. In March 2001 (and subsequently amended by agreements dated May 14, 2002, August 27, 2002, September 10, 2004, and September 17, 2010), an option and joint venture agreement ("OJVA") was signed between Minera Andes (49%) and Hochschild (51%). Under the terms of the OJVA, a subsidiary of Hochschild acquired a majority interest in the property and title to the San José Property and the San José Mine is held by Minera Santa Cruz, S.A. ("MSC"), the holding and operating company set up under the terms of the OJVA. MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations. All of the known mineralized zones, mineral resources and mineral reserves and active mine workings, existing tailing ponds, waste, etc., are within MSC's concessions. Also, there are no back-in rights, payments or other agreements or encumbrances to which the property is subject.

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

  Location and Access

        The San José property is located in the District of Perito Moreno, in Santa Cruz, Argentina, lying approximately between latitude 46°41'S and 46°47'S and longitude 70°17'W and 70°00'W. The mine is 1,087 miles (1,750 kilometers) south-southwest of Buenos Aires and 143 miles (230 kilometers) southwest of the Atlantic port of Comodoro Rivadavia. The principal access route to San José comprises a good unsealed (dirt) road section of 20 miles (32 kilometers) and then tarmac road to the port of Comodoro Rivadavia, a total distance of 217 miles (350 kilometers). Comodoro Rivadavia has scheduled national air services to Buenos Aires, the capital of Argentina, with international air connections. The nearest town is Perito Moreno, which is approximately 19 miles (30 kilometers) west of San José.

        The San José property is within an arid to semi-arid area of Argentina, with short, warm summers reaching temperatures above 70°F (21°C) and winters with temperatures commonly below 32°F (0°C). Strong and persistent winds are common especially during the warmer months (October to May). Average rainfall at the site is estimated to be 5.7 inches (144 millimeters) and snowfall amounts to 1.3 inches (32.5 millimeters). Annual average temperature is 48°F (8.9°C). MSC has maintained a weather station at the property since January 2005. Mining and exploration continue year round in this part of Argentina.

        Vegetation comprises low scrub bushes and grass, typical of harsh climate and poor soils. Fauna consists of birds, small mammals and reptiles. Most of the property area is uninhabited; however, it is used by local farmers for sheep and cattle grazing.

  Geology and Mineralization

        The San José property is located in the northwest corner of the 23,166 square mile (60,000 square-kilometer) Deseado Massif of the Santa Cruz Province, Argentina. The Deseado Massif consists of Paleozoic metamorphic basement rocks unconformably overlain by Middle to Upper Jurassic bimodal andesitic and rhyolitic volcanics and volcaniclastics. Cretaceous sediments and Tertiary to Quaternary basalts overlie the Jurassic volcanics. The Jurassic Bajo Pobre Formation is the main host of gold and silver vein mineralization at mine as well as many regional prospects. The Formation also hosts some of the mineralization at Saavedra West Zone. The formation comprises a lower andesite volcaniclastic unit and an upper andesite lava flow and has a maximum thickness of 394 feet (120 meters). Mineralization in the San José area occurs as low sulfidation epithermal quartz veins, breccias and stockwork systems accompanying normal-sinistral faults striking 330° to 340°. The main structural trend of fault and vein systems on the property is west-northwest to north-northwest.

  Facilities and Infrastructure

        The property consists of camp facilities that can accommodate up to 712 personnel, a medical clinic, a security building, a maintenance shop, processing facilities, a mine and process facility warehouse, a surface tailings impoundment, support buildings and mine portals, a change house, a core warehouse, an administration building and offices. MSC has installed a satellite-based telephone/data/internet communication system.

        The San José Mine is a ramp access underground mining operation. The San José veins are accessed from three main portals: the Tehuelche Portal, the Kospi Portal and the Güer Aike Portal. The main ramps are located about 164 feet (50 meters) from the vein, depending on the dip of the ore. Cross-cuts to the ramp are centrally positioned on the vein and usually have an ore pass and a waste/backfill pass.

        In March 2009, construction of an 81 mile (130 kilometer) 132 kV electric transmission line was completed to connect the San José Mine processing facility to the national power grid.

        The mining equipment consists of development and production drills, scoop trams, haul trucks, service vehicles and personnel transport vehicles. Scooptrams range in size from 1.5 cubic yards to 6.0 cubic yards. A fleet of 20-tonne trucks is used to haul the ore to the surface.

        The San José processing plant is composed of conventional crushing, grinding and flotation circuits. Approximately half of the silver-gold flotation concentrate is processed in an intensive cyanide leaching circuit with the dissolved gold and silver recovered by electrowinning of a clarified solution following by smelting to produce doré bullion. The balance of the flotation concentrate is filtered and shipped to a smelter. Flotation and leached tailings are stored in side-by-side engineered, zero discharge facilities. A Merrill Crowe circuit recovers small amounts of gold and silver from the electrowinning discharge solution. At the end of 2012 the crushing circuit was modified, which is expected to lead to a 10% increase in mill throughput.

  Exploration Activities

        Exploration by Minera Andes on the San José property from 1997 to 2001 was concentrated over the northern part of the property and consisted of geological mapping, sampling, trenching, geophysics, alteration and metallurgical studies and reverse circulation ("RC") and diamond drilling. In 2001, an extensive exploration program was undertaken which included detailed topographic surveying of the property, induced polarization ("IP") geophysics and drilling. Exploration during 2003-2004 consisted of underground exploration/development, environmental and metallurgical studies and the construction and commissioning of a pilot plant at the Huevos Verdes Vein. Surveying of the topography, planned access and infrastructure in the Huevos Verdes and Frea areas was carried out during 2005 to 2007. From 2007 to 2008, a total of 193 diamond drill holes totaling 155,108 feet (47,277 meters) and focused on regional prospects as well as strike extensions of known veins with most of the drilling concentrated on the Ayelén, Frea and Odin veins. From 2009 to 2010, a total of 261,056 feet (79,570 meters) of diamond core drilling was completed in 380 holes, which were successful, as 11 new veins were discovered. The goal of the 2011 exploration program was to replace depleted reserves and to discover new mineralized veins, whereby a total of 204,301 feet (62,271 meters) were drilled in 248 holes. In 2012, a total of 321,161 feet (97,890 meters) of diamond drilling was completed, of which 117,444 feet (35,797 meters) was for near mine, 128,583 feet (39,192 meters) was for infill and 75,135 feet (22,901 meters) was for prospecting.

  Reserves

        The following is the reserve information calculated by Hochschild for the San José Mine as at December 31, 2011 and therefore does not account for 2012 production or reserves delineated during 2012. The 2011 information is the most recent available to us. We expect that Hochschild will report updated reserves as at December 31, 2012 by the second quarter of 2013.

        These figures, reported on a 100% basis, were prepared by Hochschild and audited by P&E Mining Consultants Inc. whose report dated August 8, 2012, concluded that the reserve estimates for the San José Mine prepared by Hochschild at December 31, 2011 provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy ("JORC"), NI 43-101, the Canadian Institute of Mining, Metallurgy

and Petroleum ("CIM") best practices and SEC Guide 7. The mineral reserve was estimated using metal prices of $1,080 per ounce of gold and $18 per ounce of silver with a marginal revenue cut-off value of $88.31 per tonne.

Property	Category	Tonnes (000's)	Silver (Grams per tonne)	Silver Ounces (Millions)	Gold (Grams per tonne)	Gold Ounces (Thousands)
San José Mine	Proven	805	475	12.3	6.99	180.9
	Probable	876	354	10.0	5.79	163.0
	Proven & Probable	1,681	412	22.3	6.36	343.7

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" for detailed information regarding production statistics on the San José Mine.

El Gallo Complex, Mexico (100%)

  Overview and History

        The Company owns property in Sinaloa State, Mexico called the El Gallo Complex, which includes the El Gallo and Palmarito silver deposits, along with the Magistral gold deposit.

        The El Gallo silver deposit is a new discovery made by our geologists in November 2008. Although there is a long history of mining in the area, based on field observations, only a minimal amount of artisanal mining appears to have taken place at El Gallo. There is no recorded history of prior exploration having occurred at El Gallo.

        The Palmarito silver deposit is a historic silver producing area that has an estimated historical production of 15,300,000 million ounces of silver and 49,250 ounces of gold from open pit and underground workings before mining ceased in 1950. Palmarito is considered to be one of the major historical producers of silver in Sinaloa State.

        The Magistral Mine produced approximately 70,000 ounces of gold from 2002 to 2005 before it was shut down due to higher than anticipated operating costs, a lack of working capital, and poor recoveries. In October 2006, while still owned by an independent third party, the Magistral Mine was placed on care and maintenance with the operating permit remaining in place. In August 2011, following our acquisition of Nevada Pacific Gold Ltd. and significant exploration, the Company announced it had approved Phase 1 construction in order to bring the Magistral Mine back into production.

        The El Gallo Complex consists of 710 square miles (1,839 square kilometers) of concessions held through ownership of Pangea Resources Inc., which in turn holds 100% ownership of Compania Minera Pangea S.A. de C.V. ("Minera Pangea"). Concession titles are granted under Mexican mining law and are issued by Secretaria de Economia, Coordinacion General de Minera, Direccion General de Minas.

        The following map depicts the location of the El Gallo Complex:

        The El Gallo Complex is being developed in two phases. Phase 1 production, which began in September 2012, refers to the Magistral Mine, and is expected to average 30,000 ounces of gold per year. During 2012, a total of 6,863 ounces of gold and 4,492 ounces of silver were produced. Commercial production was accomplished on January 1, 2013. Phase 1 is presently permitted for production and all surface agreements are in place. Phase 2, for which a feasibility study on the El Gallo and Palmarito silver deposits was completed in September 2012, is expected to contribute an additional 5.0 million ounces of silver and 6,000 ounces of gold per year. Production from Phase 2 is anticipated for 2014.

        An annual lease agreement for surface access is currently in place between Minera Pangea and certain of our employees who hold the surface rights. These lease agreements provide for access and site preparation to accommodate exploration activities and drilling. The employees who hold the surface rights have commenced the required legal process to convert the land into private ownership so it can be sold to us. We are not required to make any additional payments, as the purchase price was agreed to and paid at the time of the lease agreements. Although the agreements cover a large area around the project, there can be no assurances that additional surface rights will not be required.

        Various environmental permits, are required in order perform exploration drilling in Sinaloa state, Mexico. Permitting requirements are dependent upon the level of disturbance. Exemptions can generally be obtained if drilling occurs in areas where no new disturbance will occur and vegetation will not be removed (agricultural areas, dirt roads, previously mined sites). If drilling occurs on previously undisturbed land and vegetation will be removed, an Environmental Impact Study and Land Use Change are required. Each of the areas where we are currently conducting exploration drilling has the required permit or exemption.

        On December 6, 2001, our predecessor received an Environmental Mining Permit ("MIA") for Magistral. The MIA was prepared by the environmental consulting firm, Soluciones de Ingeniería y Calidad Ambiental, S. A. de C. V. (SICA). The Environmental Mining Permit has 69 conditions that we must follow. Examples of these conditions include groundwater quality monitoring at four points, recycling of used oil and the development of an Accident Prevention Plan, among others. The current Magistral operating permit expires in June 2022. Minera Pangea holds permits for explosive purchase and use at Magistral. This permit is renewed on an annual basis. A quarterly permit is also issued by the local Sinaloa military authority for the buying and transporting of explosives. In addition, the President of the local municipality must approve the use of explosives at the site. We are currently preparing a separate application for a new explosive permit for El Gallo and Palmarito.

        Currently, El Gallo is only permitted for exploration and no mining permits have been approved. We have received the water permit from CONAGUA for 1.2 million cubic meters per year.

        In preparation for Phase 2 operations, we completed three production water wells during 2012 and the results from the pumping tests indicate there is sufficient water to meet our needs. We also received approval from Mexico's Federal Electricity Commission for our designs to connect Phase 2 to the national electrical grid. Environmental permits to construct the power line were submitted at the end of 2012. Environmental permits for construction and operations, which include MIA, ETJ and RA are progressing and are expected to be submitted to Mexico's Environmental and Natural Resources Ministry during the first quarter of 2013. We expect to receive all necessary approvals for construction by the third quarter of 2013. We also expect to begin procurement in the first quarter of 2013 of long lead time equipment such as the ball mill, filter presses for dry stack tailings, Merrill Crowe plant, leach tanks and electrical substation.

  Location and Access

        The El Gallo Complex is located in northwestern Mexico, within Sinaloa state, Mocorito Municipality. It is situated approximately 60 miles (100 kilometers) by air northwest of the Sinaloa state capital city of Culiacan in the western foothills of the Sierra Madre Occidental mountain range. The concessions are located approximately 2.5 miles (4.0 kilometers) by road from the village of Mocorito, approximately 10 miles (16 kilometers) from the town of Guamuchil. Access is either by paved or well maintained, two-way, dirt roads.

  Geology and Mineralization

        Gold mineralization at the Magistral Mine area occurs in four deposits along two distinct structural trends. A northwest trend hosts the San Rafael and Samaniego deposits and is the most important in terms of contained ounces of gold. The second structural trend is northeast-striking and includes the Sagrado Corazón and Lupita deposits. Along these structural trends the mineralization is located within numerous sub-structures that may be parallel, oblique or even perpendicular to the principal trends.

        Mineralization within the various deposits of the Magistral Mine area is generally very similar, with the individual structural zones consisting of quartz stockwork, breccia, and local quartz vein mineralization occurring within propylitically altered andesitic volcanic rocks.

        Silver mineralization at El Gallo is hosted in siliceous breccia and quartz stockwork zones within the dominantly andesitic rock package. These zones often occur at lithologic contacts, particularly contacts of porphyritic Tertiary intrusions. Multi-lithologic breccias zones are often adjacent to these contacts and these breccias are locally mineralized. Mineralized zones commonly have gently-dipping tabular geometry. Often, these zones reflect control by sill contacts of the Tertiary intrusives.

        Silver mineralization at Palmarito occurs along or near the contact of andesitic-dacitic volcanic country rocks and a Tertiary rhyolite intrusive, forming a horseshoe-shaped zone which wraps around the margin of the intrusive. Generally, mineralization occurs in a breccia zone and is associated with strong silicification in the form of siliceous breccia, stockwork veining and silica flooding.

  Facilities and Infrastructure

        The El Gallo Complex has well developed infrastructure and a local work force that is familiar with mining operations. At Magistral, significant infrastructure is present, acquired by us with the acquisition of Nevada Pacific Gold Ltd. in 2007 and improved in connection with the Phase 1 production that commenced in September 2012. There is a truck shop that consists of a large steel-frame building with an overhead crane and four bays for servicing heavy mobile equipment. There is also a warehouse, two core logging facilities, heap leach pad, process ponds, laboratory, three stage crushing plant and an ADR process plant with a capacity of 3,000 tonnes per day. The laboratory is equipped to process all assays (core, chips, soil) and incorporates fire assaying and atomic absorption equipment.

        The Magistral Mine's infrastructure was upgraded and constructed during 2011 and 2012 with a cost of $13.5 million, $1.5 million below original estimate. The construction was completed during the third quarter of 2012 and we had our first gold bar poured in September 2012. In order to reduce capital expenditures, we are engaging contractors to perform the mining and blasting functions.

        Cell phone coverage throughout McEwen Mining's concession area is considered good. We have connection to the local phone network and also Internet access at El Gallo and Magistral. Supervisory staff and most vehicles are equipped with two-way radios.

        Medical service is currently available from a nurse who is present on the day shift and Magistral is equipped with an ambulance. Fire protection is provided by hand-held extinguishers and a water truck is equipped with a fire water monitor. Employee transportation is provided by buses.

        Primary water supply for Magistral comes from two currently operating water wells located 0.9 mile (1.5 kilometers) from the process facility. Wells are powered by a generator that pumps water into a raw water pond, and it is then used for operations. Phase 1 average water demand is 5.5 liters/second. Combining Sinaloa's annual precipitation 32 inches (~830 mm) with the site's current water well production capacity, McEwen Mining has sufficient supply for Phase 1 production.

        Primary water supply for El Gallo Phase 2 will come from three locally drilled water wells. Each well is located within 1.2 miles (2 kilometers) of the proposed El Gallo process facility. Wells will be powered by electricity and will pump water into a raw water storage tank for usage. Phase 2 average water demand is estimated to be 17 liters/second. McEwen Mining has received a water aquifer study from Investigacion y Desarrollo de Acuiferos y Ambiente (IDEAS) estimating that it will have sufficient water supply for Phase 2 production.

  Exploration Activities

        Modern exploration activities at the Magistral Mine Property started in early 1995, initially for Mogul Mining NL and subsequently for Santa Cruz Gold Inc. From mid-1995 to early 1997, extensive drilling was conducted by Minera Pangea/Santa Cruz Gold on the San Rafael and Samaniego Hill deposit areas, as well as locally extensive drilling on the Sagrado Corazón-Central-Lupita deposit area. In 1998, Santa Cruz conducted a limited amount of additional drilling for metallurgical samples, reverse circulation grade verification, in-fill purposes, and condemnation of potential surface facility locations. In 1999, after a merger with Santa Cruz Gold, Queenstake conducted a limited drilling program to step-out/in-fill drill in the Samaniego Hill deposit and to obtain pit-slope geotechnical samples from both the San Rafael and Samaniego Hill deposits. Queenstake conducted a drilling campaign from late 2001 to early 2002 in the La Prieta Zone of the Samaniego Hill deposit to delineate extensions of the high grade La Prieta zone along strike and down dip. Between 2004 and 2005, Nevada Pacific Gold Ltd. conducted further drilling on the Samaniego Hill and Lupita areas and determined that the mineralized intercepts expanded the Lupita envelope at depth to the southeast. Between 2008 and 2012, McEwen Mining also conducted drilling in the Samaniego Hill, San Rafael, Sagrado Corazon and

Lupita areas and determined that mineralized intercepts within those holes show continued down dip extension and lateral extension of the Lupita and Sagrado Corazon deposits, in particular. We continue to drill at Magistral with the objective of extending the mine life. During 2011 and 2012, we drilled a total of 60,561 feet (18,549 meters) of core drilling.

        McEwen Mining acquired El Gallo and the surrounding mineral concessions when it completed its takeover of Nevada Pacific Gold Ltd. in 2007. We initiated exploration in the area in January 2008. The first evidence of mineralization at El Gallo occurred in the summer of 2008 when rock samples from surface outcropping returned encouraging silver values. McEwen Mining has been the sole operator of the El Gallo project since drilling began in January 2009. By December 2012, a total of 350,843 feet (106,937 meters) of core drilling had been completed. Drilling was conducted throughout the El Gallo project area and included condemnation drilling done for planned mine facilities and infrastructure peripheral to the mineralized material.

        We have also recently focused our drilling efforts within other areas of the El Gallo Complex, which include Chapotillo, Haciendita, Mina Grande and San Dimas, in order to expand mineralization for anticipated Phase 2 production.

  No Proven or Probable Reserves

        We have yet not demonstrated the existence of proven or probable reserves at the El Gallo Complex as defined by SEC Guide 7.

        In September 2012, a feasibility study ("FS") for the El Gallo Complex Phase 2 project was completed by various consultants including M3 Engineering & Technology Corporation, Independent Mining Consultants, Pincock, Allen & Holt, and SRK Consulting (USA) Inc. The FS included a new NI 43-101 compliant resource estimate of 40.4 million tonnes of mineralized material (only the El Gallo and Palmarito deposits) with a weighted average grade of 0.11 gpt gold and 56.5 gpt silver. Based on the FS, it is estimated that Phase 2 could produce approximately 5.0 million ounces of silver and 6,000 ounces of gold or 105,000 ounces of gold equivalent per year for 6 years at an overall life of mine operating cost of $28.74 per tonne of ore processed, including refining charges, royalties and a by-product credit for gold. Assuming a life-of-mine average gold price of $1,415 per ounce and $25 per ounce of silver, the Net Present Value at a 5% discount rate is $190.0 million. Initial capital expenditures for the project are estimated at $180 million. The full FS technical report is available on SEDAR at www.sedar.com and on our website at http://www.mcewenmining.com/files/doc_downloads/egtechreport.pdf

  Royalties

        Global Royalty Corp., a private Canadian company, holds a sliding scale net smelter return ("NSR") on gold or gold equivalent recovered from the Magistral and El Gallo mineralized material areas. The royalty is calculated at a rate of 1 percent of NSR on the initial 30,000 ounces of gold equivalent production, at a rate of 3.5% of NSR on the next 350,000 ounces of gold equivalent production, and thereafter, at a rate of 1 percent of NSR on gold recovered from the areas, in perpetuity. To date, the mineralized material areas have produced approximately 77,000 ounces of gold.

        For Palmarito, a 2 percent NSR royalty exists on certain claims around the area that were optioned from a third party. The NSR affects strike extensions and down-dip portions of the in-situ mineralized material and the majority of historic tailings.

Gold Bar Project, Nevada (100%)

  Overview and History

        The Gold Bar Project is a proposed mined development project consisting of a conventional open pit mine with an oxide gold heap leach recovery circuit. The project is located within the Battle Mountain-Eureka-Cortez gold trend in Eureka County, central Nevada. The property was previously mined from 1987 to 1994 by Atlas Precious Metals Inc. The Gold Bar project is currently in the permitting phase with construction expected to begin in 2014, and gold production expected in 2015. A pre-feasibility study ("PFS") was completed by SRK Consulting and published in November 2011. We have yet not demonstrated the existence of proven or probable reserves for the Gold Bar Project as defined by SEC Guide 7. McEwen Mining's objective is to obtain permits required to construct and operate the Gold Bar Project. The timeline to obtain permits is uncertain, but similar projects on public lands in Nevada have required between 18-36 months.

        The PFS included a new NI 43-101 resource estimate of 19.5 million tonnes of mineralized material at a grade of 0.95 gpt gold. Based on the PFS, it is estimated that the Gold Bar Project could produce approximately 50,000 ounces of gold per year for 8 years at a cost of $700 per ounce. Assuming a life-of-mine average gold price of $1,300 per ounce, the Net Present Value at an 8% discount rate is $45.1 million. Initial capital expenditures for the project are estimated at $53.1 million including an allocation of $7.2 million for contingencies. The full PFS technical report is available on SEDAR at www.sedar.com and on our website at http://www.mcewenmining.com/files/technical_report/20120200_goldbar_ni_43_101_resource.pdf.

Location and Access

        The Gold Bar Complex is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 miles (48 km) northwest of the town of Eureka. The Complex may be accessed by traveling approximately 26 miles (42 kilometers) west of Eureka on U.S. Highway 50, 17 miles (27 kilometers) north on county-maintained and graded Three Bar Road. Several unimproved dirt roads lead from there up into the project area.

        The following graphic depicts the Gold Bar Complex:

  Geology and Mineralization

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

  Exploration Activities

        Since the formal permitting process began in 2012, we are unable to drill any additional holes.

  No Proven or Probable Reserves

        We have yet not demonstrated the existence of proven or probable reserves at the Gold Bar Complex as defined by SEC Guide 7.

Exploration Properties

Los Azules Copper Project, Argentina (100%)

        Los Azules is a 100% owned advanced-stage porphyry copper exploration project located in the cordilleran region of San Juan Province, Argentina near the border with Chile. We acquired this property, along with other Argentina exploration properties, in connection with the acquisition of Minera Andes in January 2012. Located at approximately 31o 13'30" south latitude and 70o 13'50" west longitude, Los Azules is 4 miles (6 km) east of the Chilean-Argentine border. It is accessible by road except for seasonal closures in winter. The elevation at site ranges between 11,500 feet—14,750 feet (3,500 m—4,500 m) above sea level.

        The following map illustrates the location of the Los Azules Copper Project as well as our other properties in the Province of San Juan:

        The deposit is located within a copper porphyry belt that is host to some of the world's largest copper mines. The upper part of the system consists of a barren leached cap, which is underlain by a high-grade secondary enrichment blanket. Primary mineralization below the secondary enrichment zone has been intersected in drilling up to a depth of more than 3,280 feet (1,000 meters) below surface. The property encompasses 127 square miles (328 square kilometers) and surrounds a large alteration zone that is approximately 5 miles (8 kilometers) long by 1.2 miles (2 kilometers) wide.

        Drilling programs have been undertaken at Los Azules between 1998 and 2012 by four different mineral exploration companies: Battle Mountain Gold (now Newmont Mining Inc.), Mount Isa Mines S.A. (now Xstrata Copper Plc.), Minera Andes and McEwen Mining. Drilling, including early reverse circulation programs, focused initially on gold exploration and subsequently on diamond drilling for porphyry style copper mineralization. Drilling conditions are difficult, especially in highly faulted zones and in areas of unconsolidated surface scree or talus. Due to snow conditions on two mountain passes on the access road to the site, seasonal exploration typically commences in December and extends into late April or early May.

        From 1998 to the end of 2012, a total of 174,154 feet (53,082 meters) were drilled on the property.

        We began the 2012-2013 drill season in October 2012, two months earlier than prior seasons, with a total of five core drills and one rotary drill, which are more powerful than the ones used in the prior season. In addition, the drilling has consistently achieved drill hole depths greater than 700 meters. Significantly, all of the deeper drill holes ended in mineralization. Drilling will continue to focus on expanding the mineralized material. This season's exploration program is on track to achieve our objective of completing 15,000 meters of drilling by the end of April 2013.

        In August 2012, Samuel Engineering Inc. issued a 43-101 Technical Report, which showed an estimated 1.3 billion tonnes of mineralized material with a weighted average grade of 0.55 percent copper. In February 2013 we announced an updated estimate prepared by SIM Geological Inc., which showed an estimated 1.6 billion tonnes of mineralized material with a weighted average grade of 0.52 percent copper. The February 2013 estimate incorporated the results of the drilling accomplished from October through December 2012.

        In November 2012, McEwen Mining and TNR Gold Corp. settled all outstanding litigation with respect to the Los Azules Copper Project. See "Item 3. Legal Proceedings" for further details.

Other Argentina Exploration Properties

        In addition to the San José Mine and the Los Azules Copper Project, the Company also owns a 100% interest in numerous exploration properties totaling 796 square miles (2,062 square kilometers) located in the Province of Santa Cruz and San Juan where generally limited exploration has been performed. We do not presently consider these properties significant to our exploration program or our operations.

        The following map illustrates the properties in Santa Cruz:

McEWEN MINING

Deseado Massif

CHILE
ARGENTINA
Los Antiguos
Perito Moreno
Las Heras
Caleta Olivia
Pico Truncado
ATLANTIC OCEAN
Fitz Roy
Jaramillo
ARGENTINA
Tellier
Pto. Deseado
San Jose
Cº Negro
Bajo Caracoles
Hipolito Irigoyen
Virginia
Santa Rita
Joaquin
La Josefina
Pinguino
Cap-Oeste
Tres Cerros
Cº Morro
Cº Vanguardia
Tamel Aike
Albornoz
Mina Marta
El Salado
Gob. Gregores
Manantial Espejo
Pto San Julian
ATLANTIC OCEAN
43
12
40
39
281
3
12
40
12
47
3
29
25
40
27
Operating Mine
Project / Deposit
100% Owned Mining Claims
Road
Town
Deseado Massif
0
50
100
Km
N

1. Grupo Telken
2. M.D. Oeste 10
3. M.D. Oeste 20
4. M.D. Oeste
5. Cateo Hestela
6. M.D. Este I
7. M.D. Este
8. M.D. Piramides Norte I
9. Cateo Piramides Este
10. M.D. Piramides Sur I
11. Cateo Tobias I
12. Cateo Tobias II
13. M.D. Olvidado I
14. M.D. Cabeza de Vaca II
15. M.D. Cabeza de Vaca I
16. M.D. El Tru II
17. M.D. El Trumai
18. Cateo Truma III
19. M.D. Lago de Olin
20. M.D. La Merced I
21. Cateo Segundo
22. M.D. Mirador I
23. M.D. Los Tamariscos I
24. M.D. Dely
25. Cateo Martes 13
26. Cateo Martes 13-1
27. M.D. Martes I
28. M.D. Martes II
29. Cateo Reconquista
30. M.D. Cerro Mojon 2
31. M.D. Cerro Mojon 3
32. M.D. Cerro Mojon 1
33. Cateo Ursula
34. M.D. Marcia I
35. M.D. Rosita
36. M.d. Rocio I
37. Cateo Esmeraldito
38. Cateo Victoria
39. Cateo Celestina Oeste
40. Cateo Celestina
41. Cateo Celestina Este
42. Cateo Leonardo
43. Cateo Octubre

        During 2012, our exploration focus was on the Celestina (#39 to 41 from the above map), Telken (#1 to 5 from the above map) and Cerro Mojon (#29 to 32 from the above map) projects. During 2012, a total of 36,583 feet (11,150 meters) of percussion drilling was completed on our Celestina project and a total of 26,539 feet (8,089 meters) of blast holes and diamond drilling was completed on our Cerro Mojon project. Exploration work ceased towards the end of May 2012 with the onset of Argentinean winter. In September 2012, we received the drill permits for the Telken project, one of our 100% owned claim package adjacent to the San José Mine. During the fourth quarter of 2012, we commenced drilling at Telken with a reverse-circulation drill rig for a total of 5,100 ft. (1,554 m). The plan is to drill approximately 8,201 ft. (2,500 m) for the 2012-2013 drilling season.

Nevada Exploration Properties

        The following table summarizes the U.S. land position of our company as of December 31, 2012:

Complex Summary	Claims	Approx Sq. Miles
Tonkin Complex (Exploration)	3,302	98.76
Gold Bar Complex (Development)	2,667	81.09
Limo Complex (Exploration)	1,499	46.76
Battle Mountain Complex (Exploration)	935	27.95
Other United States Properties (Exploration)	1,141	38.03

Total	9,544	292.59

        Only Gold Bar, discussed in more detail above, is considered to be a significant property in Nevada at the time of filing this report.

        We generally hold mineral interests in Nevada through unpatented mining and mill site claims, leases of unpatented mining claims, and joint venture and other agreements. Unpatented mining claims are held subject to paramount title in the United States. In order to retain these claims, we must pay annual maintenance fees to the BLM, and to the counties within which the claims are located. Rates for these jurisdictions vary and may change over time. Other obligations which must be met include continuing assessment work, obtaining and maintaining necessary regulatory permits, and lease and option payments to claim owners.

        The following Nevada trend map and property location map is presented to generally indicate the location of the trends and our properties:

  Tonkin Complex

        The Tonkin Complex represents our largest holding in the State of Nevada at approximately 93 sq. miles (241 sq. km). The Tonkin Project is a gold mining property located within the Battle Mountain-Eureka Trend in Eureka County, Nevada. From 1985 through 1989, Tonkin produced approximately 30,000 ounces gold utilizing an oxide heap leach and a separate ball mill involving bioxidation to treat the problematic sulphide ore. Due to cost escalation and recovery issues associated with the refractory and preg-robbing carbonaceous mineralogy, the operation was forced to shut down.

        During 2012, we made a decision to sell the majority of the inactive milling equipment and its related assets at the project to supplement our working capital. The items that were sold included the ball mill, process facility, thickener, mobile homes and other miscellaneous equipment. Total proceeds received for these assets were $1.7 million.

        We are currently performing additional metallurgical test work to further evaluate conventional flotation and bioxidation possibilities at Tonkin. If a viable solution is found to extract the gold economically, we will proceed with a preliminary economic assessment.

ITEM 3.    LEGAL PROCEEDINGS

        The Los Azules Copper Project is located in the high Andes within the San Juan region of Argentina. Minera Andes, a wholly-owned subsidiary of McEwen Mining, has held exploration and mineral exploitation rights to properties in the Los Azules region (the"Minera Andes Properties") since the late 1990s. In the early 2000s, the exploration and exploitation rights to the properties north of the Minera Andes Properties (the "Solitario Properties") were held by Solitario Argentina SA ("Solitario"), a wholly owned subsidiary of TNR Gold Corp., a junior mining company based in Vancouver, British Columbia, Canada (together "TNR"). Litigation related to the Los Azules Copper project was first commenced in 2008 with numerous amendments to the claims made in the intervening period.

        The litigation was resolved in November 2012. The following is a brief non-exhaustive summary of the dispute and the terms of settlement.

Summary of Dispute

        Los Azules was, until the fall of 2009, subject to an option agreement between Xstrata Copper and Minera Andes (now McEwen Mining). In the fall of 2009, Xstrata elected not to exercise its option to back-in to the Los Azules project and transferred all properties then held by Xstrata (and forming part of the Los Azules project) to Minera Andes. This included certain properties subject to an underlying agreement between a subsidiary of Xstrata (MIM Argentina SA) and TNR (the "Xstrata-Solitario Agreement").

        The Xstrata-Solitario Agreement provided, among other things that Xstrata was to pay certain option payments and complete $1,000,000 in expenditures on or in relation to the Solitario Properties to exercise the option and that Solitario had the right to back-in up to 25% of the Solitario Properties, exercisable by Solitario upon the satisfaction of certain conditions within 36 months of Xstrata exercising such option. These conditions included the completion of a feasibility study.

        On April 23, 2010, the 36-month period following the exercise of the option expired and no feasibility study had been completed on the Los Azules project; Minera Andes' position was that Solitario's back-in right also expired on April 23, 2010.

        The dispute first arose in 2008 due to a dispute about the ownership of a mineral claim known as Escorpio IV. Escorpio IV is located to the west of the known mineral resource. While no mineralization has been found on this property, it is best suited for locating all processing and administrative facilities of any future mine development

        In this litigation Solitario claimed, among other things, that: (i) the expenditure requirement of $1,000,000 had not been made, thereby seeking return of the Solitario Properties (or in the alternate damages); (ii) the 36-month time period that appeared in the Xstrata-Solitario Agreement was not the commercial intention of the parties and that this agreement should be rectified to remove the reference to the 36-month timeframe. As an alternative, TNR claimed that they could prior to April 23, 2010, waive the requirement that a feasibility study be completed and back-in to the Solitario Properties before a feasibility study was ever completed; and (iii) Escorpio IV was not included as part of the Xstrata-Solitario Agreement and therefore should not be transferred to Xstrata upon the exercise of the option.

Summary of Settlement

        In November 2012, the parties to the litigation agreed that all claims and counterclaims would be discontinued or resolved. The material terms of the settlement included that: (i) TNR would receive 1,000,000 common shares of McEwen Mining; (ii) TNR would transfer the Escorpio IV claim to McEwen Mining; and (iii) the Xstrata-Solitario Agreement will be amended so TNR will retain a Back-in Right for up to 25% of the equity in the Solitario Properties. The Back-in Right is only exercisable after the completion of a feasibility study. To exercise, TNR must pay two times the expenses attributable to the back-in percentage (i.e. paying 2 × 25% all of the costs attributable to the Solitario Properties). Upon backing-in, TNR may elect to continue to participate in the project or be diluted down to a 0.6% NSR on Solitario Properties.

        Other than the foregoing, we are not currently subject to any material legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    MINE SAFETY DISCLOSURES

        As we have no mines located in the U.S. or any of its territories, the disclosure required by this Item is not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol "MUX", subsequent to the completion of the acquisition of Minera Andes. Prior to that, our common stock traded on the NYSE and TSX under the symbol "UXG". McEwen Mining—Minera Andes Canadian Acquisition Corp. exchangeable shares are traded on the TSX, under the symbol "MAQ".

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by the NYSE and TSX from January 1, 2011 to December 31, 2012.

	NYSE		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2012
First Quarter	$6.17	$3.45	$6.17	$3.50
Second Quarter	4.66	1.96	4.64	2.02
Third Quarter	4.87	2.63	4.75	2.71
Fourth Quarter	4.94	3.30	4.92	3.30

	NYSE		TSX (C$)
	High	Low	High	Low
Year Ended December 31, 2011
First Quarter	$9.00	$5.81	$8.75	$5.81
Second Quarter	9.87	5.31	9.44	5.26
Third Quarter	7.18	3.78	6.86	3.89
Fourth Quarter	4.98	2.93	5.04	3.05

        As of March 4, 2013, there were outstanding 215,205,891 shares of our common stock, which were held by approximately 5,765 stockholders of record. As of March 4, 2013, there were outstanding 81,880,468 exchangeable shares, which were held by approximately 73 holders of record. The exchangeable shares are exchangeable at the option of the holders into our common stock on a one-for-one basis.

Transfer Agent

        Computershare Investor Services is the transfer agent for our common stock. The principal office of Computershare is 350 Indiana Street, Suite 800, Golden, Colorado 80401 and their telephone number is (303) 262-0600. The transfer agent in Canada and transfer agent for Exchangeable Shares is Computershare Investor Services at 100 University Ave., 9th Floor, Toronto ON, M5J 2Y1 and their telephone number is 1-800-564-6253.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price per share of outstanding options	'Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,560,633		$3.47	5,726,471
Equity compensation plans not approved by security holders	394,593	(1)	$4.96	—
Equity compensation plans not approved by security holders	625,650	(2)	$2.25	—

TOTAL	4,580,876			5,726,471

(1)
In connection with certain acquisitions completed in 2007, we assumed stock options covering 812,918 shares of our common stock. Following certain exercises and expirations of 418,325 options during 2007 and 2012, a total of 394,593 options remain exercisable at December 31, 2012.

(2)
In connection with the acquisition of Minera Andes in 2012, we assumed stock options covering 1,735,650 shares of our common stock. Following certain exercises and expirations/cancellations of 1,110,000 options during 2012, a total of 625,650 options remain exercisable at December 31, 2012.

        The options that we assumed in connection with the 2007 acquisitions were not approved by our security holders. These options are exercisable at prices ranging from C$4.30 to C$6.70 and expire on dates from 2014 to 2017. The options that we assumed in connection with the acquisition of Minera Andes in 2012 were not approved by our security holders either. These options are exercisable at prices ranging from C$1.46 to C$3.02 and expire on dates from 2013 to 2015. The weighted average exercise price of these options reflects the original exercise price of the options, modified to reflect the exchange ratios associated with the acquisitions. We are not authorized to issue any additional options under any of these plans.

        On January 19, 2012, shareholders approved an amendment to McEwen Mining's Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 9,000,000 to 13,500,000 shares. The number of securities shown in the table above as remaining available for future issuance is net of securities previously issued and exercised.

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2012 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2007 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 12/31/2007)

	December 31,
	2007	2008	2009	2010	2011	2012
McEwen Mining Inc.	$100	$31	$84	$272	$113	$135
NYSE Arca Gold Bugs Index	$100	$74	$105	$140	$122	$109
NYSE Composite Index	$100	$59	$74	$82	$77	$87

ITEM 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected historical financial data about our Company for the last 5 years. The data has been derived from our audited consolidated financial statements for the years indicated. The data for 2012 reflects the acquisition of Minera Andes effective January 24, 2012. You should read this data in conjunction with the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained herein. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
	2012		2011		2010		2009		2008
	(in thousands, except per share)
Operating data
Revenue	$26,801		$—		$—		$—		$—
Operating loss	(91,405	)(4)	(60,185)		(35,783	)(3)	(35,759	)(2)	(130,384	)(1)
Other (expenses) income	(2,493)		(1,867)		694		1,685		(1,573)
Net loss	(66,654	)(4)	(61,872)		(33,091	)(3)	(27,698	)(2)	(131,111	)(1)
Basic and diluted loss per share	$(0.26)		$(0.42	)(5)	$(0.25	)(5)	$(0.23	)(5)	$(1.22	)(5)
Weighted average number of shares	261,223		147,692	(5)	132,633	(5)	122,870	(5)	107,287	(5)

	As at December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance sheet data
Cash and cash equivalents	$70,921	$13,416	$6,818	$27,690	$10,300
Short-term investments	—	3,933	—	12,946	—
Marketable equity securities	3	1,480	4,576	11	13
Gold and silver bullion	1,690	22,810	4,569	2,760	—
IVA taxes receivable	9,150	2,983	769	378	625
Inventories	7,262	139	164	169	181
Property and equipment, net	12,767	11,772	4,391	2,888	5,187
Mineral property interests	767,067	245,454	235,153	239,858	255,813
Investment in Minera Santa Cruz S.A.	273,948	—	—	—	—
Other assets	8,129	8,368	5,185	5,279	5,558

Total assets	$1,150,937	$310,355	$261,625	$291,979	$277,677

Current liabilities	$25,195	$6,124	$3,680	$1,849	$1,278
Deferred income tax liability	229,522	78,786	78,573	80,572	87,341
Other long-term liabilities	6,629	6,141	6,092	6,332	5,864
Shareholders' equity	889,591	219,304	173,280	203,226	183,194

Total liabilities and shareholders' equity	$1,150,937	$310,355	$261,625	$291,979	$277,677

(1)
Includes a non-recurring, non-cash expense of $107,017 relating to the write down of the goodwill in 2008.

(2)
Includes a non-cash expense of $16,580 relating to the write-off of mineral property interests and equipment in 2009.

(3)
Includes a non-cash expense of $5,878 relating to the write-off of mineral property interests in 2010.

(4)
Includes a non-cash expense of $18,468 relating to the write-off of mineral property interests and other assets in 2012.

(5)
Includes a retroactive adjustment on the weighted average number of shares outstanding as a result of the rights offering in 2012. See Note 13 in the Notes to Consolidated Financial Statements as at December 31, 2012.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion summarizes what management believes is relevant to our results of operations for three fiscal years ended December 31, 2012 and our financial condition at December 31, 2012 and 2011, with a particular emphasis on the year ended December 31, 2012. With regard to properties or projects that are not in production, we provide some details of our plan of operation. The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies and relied on as part of management's decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under "Non-GAAP Measures" below.

        The information in this section should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

        Reliability of Information: Minera Santa Cruz S.A., the owner of the San José Mine, is responsible for and has supplied to us all reported results from the San José Mine. The technical information contained herein is, with few exceptions as noted, based entirely on information provided to us by Minera Santa Cruz S.A. ("MSC"). Our joint venture partner, a subsidiary of Hochschild Mining plc, and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of this document. As we are not the operator of the San José Mine, there can be no assurance that production information reported to us by MSC is accurate, we have not independently verified such information and readers are therefore cautioned regarding the extent to which they should rely upon such information.

Overview

        McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979. We are a mining and minerals exploration company focused on precious metals in Argentina, Mexico and the United States. On January 24, 2012, we changed our name from US Gold Corporation to McEwen Mining Inc. after the completion of the acquisition, by way of a statutory plan of arrangement pursuant to the laws of the Province of Alberta, Canada, of Minera Andes Inc. ("Minera Andes"). Our principal assets consists of our 49% interest in the San José Mine in Santa Cruz, Argentina; the El Gallo Complex in Sinaloa, Mexico; the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

        In this report, Au represents gold, Ag represents silver, oz represents ounce, opt represents troy ounces per short ton, gpt represents grams per metric tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square. All of our financial information is reported in United States ("U.S.") dollars, unless otherwise noted.

Development and Exploration Activities

El Gallo Complex, Mexico

        In September 2012, we had our first gold pour at El Gallo Phase 1 upon completion of the Phase 1 construction, which had a total cost of $13.5 million. Total production for 2012 was 6,863 oz of gold and 4,492 oz of silver during the start up period. El Gallo Phase 1 achieved commercial production on January 1, 2013. In 2013, production for Phase 1 is forecasted to be approximately 27,500 oz of gold.

        In September 2012, the feasibility study for Phase 2 was completed and it reported an estimate of 40.4 million tonnes of mineralized material (including only the El Gallo and Palmarito deposits) with a weighted average grade of 0.11 gpt of gold and 56.5 gpt of silver. The report projected an average annual production rate of 5.0 million oz of silver and 6,000 oz of gold during each of the first six years at a cash operating cost of $9.86 per silver oz (net of gold by-product and including royalties). The feasibility study also estimated initial capital expenditures to be $180 million, including a 14.4% contingency.

        In preparation for Phase 2 operations, we completed three production water wells during 2012 and the results from the pumping tests indicate there is sufficient water to meet our needs. We also received approval from Mexico's Federal Electricity Commission for our designs to connect Phase 2 to the national electrical grid. Environmental permits to construct the power line were submitted at the end of 2012. Environmental permits for construction and operations are progressing and are expected to be submitted to Mexico's Environmental and Natural Resources Ministry during the first quarter of 2013. We also expect to begin procurement in the first quarter of 2013 of long lead time equipment such as the ball mill, filter presses for dry stack tailings, Merrill Crowe plant, leach tanks and electrical substation.

        During 2012, approximately 131,486 ft. (40,077 m) of drilling was completed at the El Gallo Complex. We expect to drill approximately 65,000 ft. (20,000 m) during 2013 with a total exploration budget of approximately $10.0 million.

Gold Bar Project, Nevada

        During 2012, we continued to advance the Gold Bar Project through the permitting process. Baseline studies were completed in support of the U.S. Bureau of Land Management ("BLM") and State of Nevada permitting required for mine development and construction. We expect to submit our Plan of Operations permit application during the second half of 2013. As the official permitting process has begun, we are unable to perform any drilling activities at Gold Bar. Our 2013 budget for Gold Bar, primarily for permitting activities, is $1.2 million.

Los Azules Copper Project, Argentina

        In August 2012, the Company issued a NI 43-101 compliant Technical Report, which estimated 1.3 billion tonnes of mineralized material with a weighted average grade of 0.55 percent copper. In February 2013 we announced an updated estimate, which estimated 1.6 billion tonnes of mineralized material with a weighted average grade of 0.52 percent copper. The February 2013 estimate incorporated the results of the drilling completed from October through December 2012.

        During the prior drill season in the first half of 2012, drilling at the project was slow due to difficult ground conditions and equipment problems. A total of 9,301 ft. (2,835 m) was drilled during the 2011-2012 field season in eight holes, which ran from early January to late April 2012 and fell short of the 26,247 ft. (8,000 m) target originally planned. Although significant intercepts of copper mineralization were encountered, most of the drill holes started were unable to reach their target depth due to difficult ground conditions.

        We began the 2012-2013 drill season in October 2012 with a total of five core drills and one rotary drill which are more powerful than the ones used in the prior season. A total of 31,000 ft. (9,436 m) was drilled during the fourth quarter of 2012. The current drilling season is expected to end in April 2013. We plan to drill a total of 49,215 ft. (15,000 m) over the current drilling season. The budget for the entire 2012-2013 drilling season is estimated to be $26 million.

        In November 2012, McEwen Mining and TNR Gold Corp. agreed that all claims and counterclaims would be discontinued or resolved. The material terms of the settlement included that: (i) TNR would receive 1,000,000 common shares of McEwen Mining; (ii) TNR would transfer the Escorpio IV claim to McEwen Mining; and (iii) the Xstrata-Solitario Agreement will be amended so TNR will retain a Back-in Right for up to 25% of the equity in the Solitario Properties. The Back-in Right is only exercisable after the completion of a feasibility study. To exercise, TNR must pay two times the expenses attributable to the back-in percentage (i.e. paying 2 × 25% all of the costs attributable to the Solitario Properties). Upon backing-in, TNR may elect to continue to participate in the project or be diluted down to a 0.6% NSR on Solitario Properties.

Santa Cruz Exploration, Argentina

        During 2012, a total of 36,583 ft. (11,150 m) of percussion drilling was completed on our Celestina project and a total of 26,539 ft. (8,809 m) of blast holes and diamond drilling was completed on our Cerro Mojon project. Exploration work ceased towards the end of May 2012 with the onset of Argentinean winter.

        In September 2012, we received the drill permits for the Telken project, one of our 100% owned claim package adjacent to the San José Mine. During the fourth quarter of 2012, we commenced drilling at Telken with a reverse-circulation drill rig for a total of 5,100 ft. (1,554 m). The plan is to drill approximately 8,201 ft. (2,500 m) for the 2012-2013 drilling season.

        We are continuing with our review of our 100% owned properties in the province of Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets. We have budgeted $1.2 million towards exploration in Santa Cruz for 2013.

Corporate Development Activities

Rights Offering

        During the fourth quarter of 2012, we launched a transferrable rights offering, in which all existing holders of common stock and holders of Exchangeable Shares had the opportunity to participate on an equal and proportional basis in purchasing additional common stock or Exchangeable Shares at a price of $2.25 (or C$2.24) per share, which represented a 50% discount to the closing share price prior to the announcement. Shareholders received one right for each share of common stock or Exchangeable Share and 10 rights were needed to purchase an additional share of the same class. Mr. McEwen purchased 2.8 million shares of common stock and 3.9 million Exchangable Shares for a total cost of $15.1 million. Upon completion of the rights offering, we issued an additional 19.6 million shares of common stock and 7.8 million Exchangeable Shares for proceeds of approximately $60.4 million, net of $1.2 million in expenses.

Business Acquisition

        On January 24, 2012, we completed the acquisition of Minera Andes through a court-approved plan of arrangement under Alberta, Canada law (the "Arrangement"), under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of McEwen Mining.

        Our management and Board of Directors believes that the combination with Minera Andes is in the best interests of our company and our shareholders because the combined company is expected to have a stronger combined cash position and balance sheet, sources of revenue, active mining operations, enhanced trading liquidity, a significant growth profile, an expanded exploration program and additional technical expertise.

        On the closing date of the Arrangement, holders of Minera Andes' common stock received a number of exchangeable shares of McEwen Mining—Minera Andes Acquisition Corp. ("Exchangeable Shares"), an indirect wholly-owned Canadian subsidiary of McEwen Mining, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45. In the aggregate, former Minera Andes shareholders received 127,331,498 Exchangeable Shares. Our common stock began trading on the NYSE and TSX under the symbol "MUX" and the Exchangeable Shares began trading on the TSX under the symbol "MAQ" on January 27, 2012.

        In June 2011, Robert R. McEwen, our Chairman, President, Chief Executive Officer and largest shareholder and then also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement. In connection with the Arrangement, Mr. McEwen received approximately 38.7 million Exchangeable Shares. Mr. McEwen owns approximately 25% of the shares of the Company.

        As a result of the Arrangement and on the date of closing, the combined company was held approximately 52% by then-existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. On a diluted basis, the combined company was held approximately 53% by then-existing McEwen Mining shareholders and 47% by former Minera Andes shareholders.

        The Exchangeable Shares are exchangeable for our common stock on a one-for-one basis. Option holders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of our common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share. The option life and vesting period of the replacement options has not changed from the option life granted under the Minera Andes option plan.

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

        The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with McEwen Mining being identified as the acquirer. The measurement of the purchase consideration was based on the market price of our common stock on January 24, 2012, which was $5.22 per share. The total purchase price, including the fair value of the options, amounted to $667.8 million. The total transaction costs incurred through December 31, 2012 by us was $5.4 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.5 million for the year ended December 31, 2012 in acquisition costs in the consolidated statements of operations and comprehensive loss.

        The allocation of the purchase price, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining—Minera Andes Acquisition Corp.	$664,671
Stock options to be exchanged for options of McEwen Mining Inc.	3,175

$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	539,092
Investment in Minera Santa Cruz S.A.	262,883
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(177,980)

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

Dividend Receivable

        As a result of the acquisition of Minera Andes, we also acquired a dividend receivable of $9.4 million due from MSC which was paid on February 24, 2012. During the remainder of 2012, we received an additional $9.8 million in dividends for a total of $19.2 million in dividends from MSC during 2012.

Liquidity and Capital Resources

        As of December 31, 2012, we had working capital of $66.7 million, comprised of current assets of $91.9 million and current liabilities of $25.2 million. This represents an increase of approximately $24.9 million from the working capital of $41.8 million at fiscal year end December 31, 2011.

        With the acquisition of Minera Andes on January 24, 2012, our working capital in 2012 increased by approximately $42.2 million, including the dividend receivable from MSC of $9.4 million. We expect to receive further dividends from MSC during 2013, although the timing and amount of those dividends will depend upon silver and gold prices, production levels, operating costs, capital expenditures, Argentine central bank and government restrictions, and a variety of other factors beyond our control.

        Net cash used in operations for the year ended December 31, 2012 increased to $71.5 million from $59.0 million for 2011 and from $25.9 million in 2010, primarily due to an increase in cash paid to suppliers and employees, partially offset by dividends received from MSC of $9.8 million and cash received from gold and silver sales from Mexico of $5.6 million. Cash paid to suppliers and employees increased to $87.1 million for the 2012 period from $59.1 million and $26.0 million during the 2011 and 2010 periods respectively, as a result of the acquisition of Minera Andes and the increased development and construction expenditures of El Gallo Phase 1.

        Cash provided by investing activities for the year ended December 31, 2012 was $65.1 million, primarily due to cash received from the acquisition of Minera Andes of $36.3 million as well as proceeds from the sale of gold and silver bullion of $23.8 million. This compares to cash used in investing activities of $40.3 million in the comparable period of 2011, primarily due to additional purchases of gold and silver bullion of $31.3 million, acquisition of mineral property interests in Nevada and Mexico of $10.1 million, additional purchases of property and equipment of $8.0 million mostly in Mexico, and investment in short-term Canadian Treasury Bills of $3.9 million, partially offset by proceeds from the sale of gold and silver bullion and marketable securities aggregating $13.6 million. This compares to cash provided by investing activities in 2010 of $3.9 million, primarily due to the redemption of our short-term US and Canadian Treasury Bills of $12.9 million, partially offset by additional purchases of gold bullion of $1.8 million, investment in marketable equity securities of $4.0 million, acquisition of mining concessions in Mexico of $1.3 million and property and equipment in Mexico of $2.0 million.

        Cash provided by financing activities for 2012 was $64.3 million from the rights offering of 19.6 million shares of common stock and 7.8 million shares of Exchangeable Shares and the exercise of stock options, compared to $106.2 million from the public offering of 17.25 million shares and the exercise of stock options in the comparable period of 2011. Cash provided by financing activities in 2010 was $0.8 million. Overall, our cash increased by $57.5 million in 2012, providing us needed capital.

        We believe our working capital at December 31, 2012 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at December 31, 2012 include cash on hand, other current assets, revenue from Phase 1 of El Gallo and any distributions from the San José Mine. However, in order to fund the development of El Gallo Phase 2, pending receipt of regulatory approvals, we will need to raise additional capital given the capital cost is estimated at approximately $180 million which significantly exceeds our available working capital.

Tabular Disclosure of Contractual Obligations

        Schedule of Contractual Obligations.    The following table summarizes our obligations and commitments as of December 31, 2012 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$13,793	$3,971	$8,744	$1,043	$35
Purchase Obligations	1,530	1,026	504	—	—
Accounts Payable & Accrued Liabilitites	21,635	21,235	400	—	—
Asset Retirement Obligations	6,360	130	2,299	39	3,892

Total	$43,318	$26,362	$11,947	$1,082	$3,927

Results of Operations—MSC

Overview

        The following discussion relates only to MSC and is disclosed on a 100% basis of which we indirectly own 49%. We account for our investment in MSC using the equity method. Furthermore, this discussion is based on the results for the full year of 2012 whereas we have only recorded income from our equity investment for the period from January 25, 2012 to December 31, 2012. MSC, the entity which owns and operates the San José Mine, is responsible for and has supplied to us all reported results and operational updates from the San José Mine.

        For the year ended December 31, 2012, MSC reported net income of $61.8 million. The amortization of the fair value increments arising from the purchase price allocation decreased the reported net income from MSC for the year ended December 31, 2012 by $9.1 million.

        During the year ended December 31, 2012, production was 85,768 ounces of gold and 5,952,534 ounces of silver, compared to production of 80,948 ounces of gold and 5,869,564 ounces of silver in 2011. This represents an increase of 5% for gold production and 1% for silver production.

        The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a co-product basis) for the San José Mine for 2012 and 2011. Total cash costs and all-in sustaining cash costs are considered to be non-GAAP measures (see non-GAAP measures, page 56). Also included below are the production figures on a 49% attributable basis

	Total 2012	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Total 2011
San José—100%
Tonnes processed ('000)	510	129	136	129	116	463
Ounces gold produced ('000)	86	23	21	22	20	81
Ounces gold sold ('000)	84	23	29	18	14	83
Ounces silver produced ('000)	5,953	1,545	1,552	1,500	1,356	5,870
Ounces silver sold ('000)	5,896	1,553	2,165	1,146	1,032	6,086
Net sales ('000)	$310,384	$77,946	$116,299	$56,375	$59,764	$325,302
Total cash costs ('000)	$146,020	$38,578	$54,066	$29,844	$23,532	$134,682
Total cash cost/oz Au ($/oz)	$760	$770	$766	$811	$686	$628
Total cash cost/oz Ag ($/oz)	$13.90	$13.35	$14.66	$13.54	$13.27	$13.63
All-in sustaining costs ('000)	$232,145	$61,512	$79,451	$48,918	$42,264	$206,475
All-in sustaining cost/oz Au ($/oz)	$1,208	$1,228	$1,126	$1,329	$1,233	$962
All-in sustaining cost/oz Ag ($/oz)	$22.11	$21.29	$21.54	$22.20	$23.83	$20.89
McEwen Mining—49% share
Ounces gold produced ('000)	42	11	10	11	10	40
Ounces silver produced ('000)	2,917	757	760	735	664	2,876
Ounces gold equivalent produced ('000)(1)	98	26	25	25	23	95

(1)
Gold equivalent calculated using an average silver:gold ratio of 52:1

Sales

        Net sales realized by MSC from the sale of gold and silver for the year ended December 31, 2012 totaled $310.4 million as compared to $325.3 million for the same period in 2011, a decrease of $14.9 million or 5%. The decrease in sales revenue was primarily due to a reduction in the realized price of silver, partially offset by an increase in both the realized price and number of ounces of gold sold.

        The average weighted gross sale price for gold sold in 2012 was $1,650 per ounce, an increase of 6% compared to the average price of $1,552 per ounce received in 2011. The average weighted gross sale price for silver sold in 2012 was $30.65 per ounce, a decrease of 9% compared to the average price of $33.53 per ounce received in 2011. In comparison, the average London P.M. fix price for gold was $1,669 per ounce for 2012 compared to $1,572 for 2011, a 6% increase. The average London P.M. fix price for silver was $31.15 per ounce for 2012 compared to $35.12 per ounce for 2011, an 11% decrease.

        The average gross sale price for gold sold in the fourth quarter of 2012 was $1,597 per ounce, a decrease of 1% compared to $1,610 per ounce received in the same period in 2011. The average weighted gross sale price for silver sold in the fourth quarter of 2012 was $28.08 per ounce, a decrease of 4% compared to $29.14 per ounce received in the same period in 2011.

Total Cash Costs and All-In Sustaining Cash Costs

        The terms total cash costs, total cash cost per ounce, all-in sustaining cash costs and all-in sustaining cash cost per ounce used in this section are for the reporting of the MSC operations only and are considered to be non-GAAP measures (see non-GAAP measures, page 56). Total cash costs consists of geology, mining, processing, general and administrative costs, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes. All-in sustaining cash costs consists of total cash costs (as noted above), plus corporate general and administrative costs, environmental rehabilitation costs, mine site exploration and development costs, and sustaining capital expenditures. Depreciation is excluded from both total cash costs and all-in sustaining cash costs.

        The World Gold Council believes that the all-in sustaining cash costs measure better represents the total costs associated with producing gold. We have adopted this reporting methodology based on a draft standard from the World Gold Council and there is no assurance that these measures are necessarily comparable to our industry peers.

        Total cash costs for the San José Mine were $146.0 million for the year ended December 31, 2012, as compared to $134.7 million for the same period in 2011. The increase in costs in 2012 was due to inflationary pressures on labor costs, materials and supplies within Argentina. All-in sustaining cash costs were $232.1 million for the year ended December 31, 2012, as compared to $206.5 million for the same period in 2011.

        On a per-ounce co-product basis, the average total cash cost was $760 per ounce of gold and $13.90 per ounce of silver for the year ended December 31, 2012, as compared to $628 per ounce of gold and $13.63 per ounce of silver for the same period in 2011. On a per-ounce co-product basis, the average all-in sustaining cash cost was $1,208 per ounce of gold and $22.11 per ounce of silver for the year ended December 31, 2012, as compared to $962 per ounce of gold and $20.89 per ounce of silver for the same period in 2011. Co-product average total cash costs and all-in sustaining cash costs are calculated by dividing the respective proportionate share of the total cash costs and all-in sustaining cash costs for each metal for the period by the ounces of each respective metal sold. Accordingly, approximately 44% of the value of the 2012 sales was derived from gold and 56% was derived from silver. The increase in per-ounce co-product costs for both gold and silver during the year ended December 31, 2012 compared to the prior year is primarily related to higher labor costs, higher materials and supplies costs, inflationary pressures within Argentina, and a higher percentage of sales coming from concentrate sales versus doré. Doré production was significantly reduced in the first half of 2012 while modifications were made to the process plant and production of concentrate was temporarily increased during this time. Concentrate sales carry higher refining, treatment and export taxes on a per ounce basis than doré.

Investment in MSC

        The following table shows the reconciliation of MSC's net income, as reported under U.S. GAAP, compared to the equity pickup that is reported on our financial statements. Since the acquisition of Minera Andes closed on January 24, 2012, we began recording our share of MSC's equity earnings from January 25, 2012.

        Based on the purchase price allocation, the investment in MSC was originally allocated an estimated fair value of $225.0 million during the first half of 2012 and $261.2 million during the third quarter of 2012. During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million. The adjustment affected the composition of the fair value allocation to MSC's assets, resulting in a reduction in the amortization reported for the first two quarters of 2012 and an increase for the third quarter of 2012.

        Below is a reconciliation of the adjustment for the first three quarters of 2012:

	For three months ended March 31, 2012	For three months ended June 30, 2012	For the three months ended September 30, 2012
	(in thousands)
Amortization of fair value increments, as reported	$2,804	$1,803	$1,597
Adjustment	(1,851)	(887)	71

Amortization of fair value increments, as adjusted	$953	$916	$1,668

Net loss, as reported	$(19,202)	$(21,251)	$(2,583)
Adjustment	1,851	887	(71)

Net loss, as adjusted	$(17,351)	$(20,364)	$(2,654)

        The change in our investment in MSC for the year ended December 31, 2012 is summarized as follows:

As at December 31, 2012
(in thousands)
Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	262,883
Income from equity investment	25,301
Amortization of fair value increments	(4,466)
Dividend distribution	(9,770)

Investment in MSC, end of period	$273,948

Period Ended December 31, 2012
(in thousands)
Summary of MSC's financial information from operations
Sales—MSC 100%	$290,848

Net income—MSC 100%	51,634

McEwen Mining's portion—49%	25,301

Net income on investment in MSC	$25,301
Amortization of fair value increments	(4,466)

Income on investment in MSC, net of amortization	$20,835

        As at December 31, 2012, MSC had current assets of $136.9 million, total assets of $814.4 million, current liabilities of $66.4 million and total liabilities of $261.7 million. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation.

        During 2012, the Company received dividends from MSC totaling $19.2 million, consisting of $9.4 million dividend receivable acquired from Minera Andes and $9.8 million declared and received in 2012.

Exploration

        In 2012, a total of 321,161 feet (97,890 meters) of diamond drilling was completed, of which 117,444 feet (35,797 meters) was for near mine, 128,583 feet (39,192 meters) was for infill and 75,135 feet (22,901 meters) was for prospecting. The total amount of exploration spending for 2012 was $14.1 million. Total footage drilled was approximately 8% below budget, whereas total exploration expenditures were approximately 1% over budget mainly due to higher actual contract drilling costs and deeper drilling for infill. A new high-grade gold/silver vein system, the Emilia vein, was discovered within the known San José Mine area. The discovery of this new vein system is encouraging and illustrates the prospective nature of the San José Mine and the surrounding package.

        At the end of 2012 the crushing circuit was modified, at a cost of approximately $0.4 million, which is expected to lead to a permanent 10% increase in mill throughput.

        We expect 2013 production, on a 100% basis, to be approximately 6.4 million ounces of silver and 96,000 ounces of gold, which reflects the 10% increase in mill capacity. It is noteworthy that there were no labor related work stoppages at the mine during 2012. Exploration during 2012 successfully replaced production that occurred during the year with new reserves, and exploration during 2013 are expected to focus on areas to the southeast of the mine area.

Results of Consolidated Operations

Year Ended December 31, 2012 compared to 2011

        As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for 2012 includes the operations of Minera Andes beginning on January 25, 2012.

        General.    For the year ended December 31, 2012, we recorded a net loss of $66.7 million or $(0.26) per share, compared to a net loss of $61.9 million or $(0.42) per share for the same period in 2011. Significantly higher costs and expenses in 2012 were partially offset by recovery of income taxes.

        Revenue.    Gold and silver sales in 2012 came from our Phase 1 operation in Mexico for a total of $6.0 million. There were no sales in 2011 since production only began in September 2012.

        Income on investment in MSC, net of amortization in 2012, was $20.8 million. As previously discussed, we obtained our 49% interest in MSC with the acquisition of Minera Andes in January 2012.

        Costs and Expenses.    Our costs and expenses were significantly higher in 2012 than prior years, primarily due to the acquisition of Minera Andes, construction at Phase 1 of El Gallo and asset impairments. Total costs and expenses in 2012 totaled $118.2 million, compared to $60.2 million in 2011 and $35.8 million in 2010. We experienced significant increases in 2012 of mine operating costs, construction costs and general and administrative. We also wrote off certain assets that we determined were impaired during the year in the amount of $18.5 million.

        Production costs applicable to sales at El Gallo were $3.9 million in 2012. Production costs consist of royalty expense, third-party refining costs, direct mining costs which include contract mining services, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs and transport fees. Production cost applicable to sales is based on the weighted average cost of ounces sold during the year. There was no similar cost in 2011 since production only began in September 2012.

        Mine operating costs were $8.5 million in 2012. The majority of these costs, which were incurred prior to achieving commercial production for accounting purposes in September 2012, were for contract mining services in order to mine and transport waste and mineralized material at the El Gallo Complex. There were no similar costs in the comparable period in 2011.

        Mine construction costs were $14.3 million in 2012 as compared to $1.7 million in 2011. These costs were incurred at our El Gallo Complex and they included the construction of the crusher, ADR process plant, leach pad, and management costs to oversee the construction at Phase 1 as well as preliminary development costs for Phase 2. As noted in our Critical Accounting Polices, these costs were expensed rather than capitalized as we have not demonstrated proven and probable reserves at our El Gallo Complex.

        Exploration costs increased in 2012 by $4.2 million to $47.2 million from $43.0 million in 2011, reflecting a decrease in exploration activities in Mexico and Nevada to focus more on Phase 1 production of the El Gallo Complex in Mexico, and more than offset by the addition of exploration activities on the properties acquired in Argentina in 2012. During 2012 we spent approximately $15.9 million in exploration expenditures in Mexico, which included approximately 131,000 ft. (40,000 m) of drilling activities, as compared to $29.2 million and approximately 372,000 ft. (113,000 m) drilled in 2011. During 2012 we spent approximately $5.1 million in exploration expenditures in Nevada, which included approximately 7,000 ft. (2,000 m) of drilling activities, as compared to $12.8 million and approximately 86,000 ft. (26,000 m) drilled in 2011. From January 25, 2012 to December 31, 2012, we spent approximately $25.1 million in exploration expenditures in Argentina, of which $20.8 million was spent on the Los Azules Copper project, which included approximately 32,000 ft. (9,800 m) of drilling activities and the remainder on various exploration properties in Santa Cruz province, which included 68,000 ft. (20,800 m) of drilling activities.

        Property holding costs increased in 2012 by $3.7 million to $7.2 million as compared to $3.5 million in 2011. The increase was partly due to an accrual of a $1.1 million non-refundable obligation for the long-term trust fund required by the BLM for the closure of the Tonkin mine in Nevada, an additional accrual of $1.1 million related to the asset tax owed to the Argentinean government and the addition of the properties acquired in Argentina in 2012.

        General and administrative costs increased in 2012 by $9.8 million to $16.8 million as compared to $7.0 million in 2011. The majority of the increase was a result of the acquisition of Minera Andes. The increase was due to an increase in salaries of $2.8 million, increase in legal fees of $1.8 million, increase in travel expenses of $0.7 million, increase in rent of $0.7 million, increase in accounting and tax of $0.7 million, increase in stock-based compensation expense of $0.6 million, increase in investor relations activities of $0.4 million, increase in bank charges of $0.4 million, increase in consultants of $0.3 million, increase in insurance cost of $0.3 million, and the remainder from increases in various miscellaneous expenses.

        Acquisition costs decreased in 2012 by $2.4 million to $1.5 million as compared to $3.9 million in 2011. The majority of the costs related to the acquisition of Minera Andes were incurred in 2011.

        Gain on sale of assets was $1.1 million in 2012. During 2012, we disposed of certain inactive milling equipment, mobile homes and vehicles from our Tonkin property in Nevada and drill rigs and related accessories in Argentina for net proceeds of $3.1 million, which resulted in a net gain of $1.1 million.

        Asset impairments were $18.5 million during 2012 as compared to nil in 2011. The majority of the impairment arose from our mineral property interests in Nevada. During 2012, we performed a strategic review of our property holdings in Nevada and as a result, allowed all the claims from three of the properties to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million which was written off entirely. We also entered into an exploration earn-in and joint venture option agreement ("option agreement") with a third party on another Nevada property which was acquired in 2007 and had a carrying value of $18.2 million. We determined that the implied value of the option agreement was $4.2 million and as a result recorded an impairment of $14.0 million. We also wrote off $1.3 million of mineral property interests in Mexico. In total, $18.3 million of the $18.5 million asset impairments recorded in 2012 came from the write-down of our mineral property interests.

        Other Income (Expenses).    Litigation settlement relates to the 1,000,000 shares required to be issued as part of the settlement of the lawsuit with TNR Gold Corp., as previously discussed. This amount represented the fair value of the obligation to deliver the shares as at December 31, 2012.

        Gain on sale of gold and silver bullion was $3.1 million in 2012 as compared to $2.1 million in 2011. During 2012, we sold 4,863 ounces of gold bullion and 527,843 ounces of silver bullion purchased as investments. During 2011, we sold 4,008 ounces of gold bullion and 150,499 ounces of silver bullion purchased as investments.

        Unrealized loss on silver bullion was $0.4 million in 2012 as compared to $3.4 million in 2011. The unrealized loss resulted from the write-down of the value of silver bullion to fair market value at each respective reporting period. The higher loss in 2011 represented a higher balance in silver bullion investment.

        Other-than-temporary impairment on marketable equity securities was $2.0 million in 2012. During the second quarter of 2012, we deemed most of our available-for-sale securities to be impaired due to an other-than-temporary decline in the value of those securities.

        Recovery of income taxes.    Recovery of income taxes was $27.2 million in 2012 as compared to $0.2 million in 2011. The 2012 amount includes $21.1 million from the revaluation of the deferred income tax liability balance denoted in Argentine pesos to U.S. dollars, and the reversal of the deferred income tax liabilities related to the write-down of the mineral property interests of $5.9 million.

        Other Comprehensive Loss.    As a result of the other-than-temporary impairment on marketable equity securities and its subsequent disposal during 2012, there was a reclassification of $1 million from the accumulated other comprehensive loss account.

Year Ended December 31, 2011 compared to 2010

        General.    For the year ended December 31, 2011, we recorded a net loss of $61.9 million or $(0.45) per share, compared to a net loss for 2010 of $33.1 million or $(0.27) per share. The increase for the 2011 period compared to the 2010 period reflected our accelerated exploration efforts in Mexico and Nevada.

        Costs and Expenses.    During 2011, we incurred $1.7 million on the construction and development of the El Gallo Complex in connection with Phase 1 development of the project. These activities included mobilization and demobilization of mining equipment, road construction and management costs to oversee the construction. As noted in our Critical Accounting Policies, these costs are expensed until proven and probable reserves are established.

        Exploration costs increased by $23.8 million, from $19.2 million in 2010 to $43.0 million in 2011, reflecting an increase in exploration activities at the Gold Bar and Limo projects in Nevada, and at the El Gallo Complex in Mexico, as well as initiating the Richardson project in Alaska. Exploration spending in Mexico increased by $17.7 million, from $11.5 million in 2010 to $29.2 million in 2011, which reflected, a total of 372,523 ft. (113,545 m) of drilling activity in Mexico as compared to 178,839 ft. (54,510 m) of drilling in the same period in 2010. Engineering and technical work for the El Gallo Project was $2.0 million and included in exploration costs. During 2011, exploration spending in Nevada and Alaska increased by $5.8 million, from $7.0 million to $12.8 million. During the 2011 period, a total of 86,287 ft. (26,300 m) was drilled in Nevada and Alaska as compared to 70,050 ft. (21,351 m) drilled in the same period in 2010. There was no drilling in Alaska in 2010 since we signed the agreement in July 2011. Total pre-feasibility costs incurred for the Gold Bar project for 2011 was $2.7 million as compared to $1.1 million for the same period in 2010.

        Property holding costs for 2011 decreased by $0.9 million, from $4.4 million in 2010 to $3.5 million in 2011, mainly due to a receivable of $0.7 million we recorded from the state of Nevada for a refund of claim fees paid to the State.

        General and administrative expenses increased by $1.6 million, from $5.4 million in 2010 to $7.0 million in 2011. The increase was due to an increase in stock-based compensation expense of $0.7 million, an increase in salaries and wages of $0.3 million due to increased staff, an increase in marketing activities of $0.3 million, an increase in rent and office expenses of $0.2 million as a result of relocating our head office, and an increase in accounting and tax related costs of $0.1 million in Mexico.

        Acquisition costs in 2011 were $3.9 million, which was related to the costs related to the business combination with Minera Andes. No such costs were incurred in 2010.

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

        Other Income (Expenses).    Other expenses totaled $1.9 million for the year ended December 31, 2011. During 2011, we sold 4,008 ounces of gold bullion and 150,499 ounces of silver bullion, which resulted in a realized gain of $2.1 million. We did not sell any gold or silver bullion in the same period in 2010. During the year December 31, 2011, we also reported unrealized losses on silver of $3.4 million as a result of a reduction in the value of silver. During 2011, we recorded a foreign currency exchange loss of $0.8 million, as compared to a gain of $0.6 million in 2010, reflecting a stronger U.S. dollar against the Canadian dollar and its effect on our net monetary assets or cash that are denominated in Canadian dollars.

Non-GAAP Measures

        In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP ("non-GAAP") performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies.

        Total cash costs consists of geology, mining, processing, general and administrative costs, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes. All-in sustaining cash costs consists of total cash costs (as noted above), plus corporate general and administrative costs, environmental rehabilitation costs, mine site exploration and development costs, and sustaining capital expenditures. Depreciation is excluded from both total cash costs and all-in sustaining cash costs. Total cash cost and all-in sustaining cash cost per ounce are calculated on a co-product basis by dividing the respective proportionate share of the total cash costs and all-in sustaining cash costs for the period attributable to each metal by the ounces of each respective metal sold.

        We use total cash cost and all-in sustaining cash cost as an operating performance indicator. We provide this measure to provide additional information regarding operational efficiencies at the San José Mine. Total cash costs and all-in sustaining cash costs should be considered as a non-GAAP performance measure and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Cash costs are based on information from MSC and do not impact our consolidated financial statements. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined in accordance with U.S. GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, and the costs of labor, consumables, mine site operations, and general and administrative activities can cause these measures to increase or decrease.

Critical Accounting Policies

        Listed below are the accounting policies that require significant judgments and estimates that we believe are critical to our consolidated financial statements.

        Business Combinations—We account for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification ("ASC") Topic 805—Business Combinations. The acquisition method requires us to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The fair value of the consideration paid is allocated to the underlying identifiable net assets, based on their respective estimated fair values and any excess is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. Transaction costs are expensed as incurred and are reported on the acquisition costs line within the consolidated statements of operations and comprehensive loss.

        Investments—Equity Method and Joint Ventures—We account for investments over which we exert significant influence using the equity method of accounting pursuant to ASC Topic 323—Investments, Equity Method and Joint Ventures. Under this method, our share of earnings and losses is included in the consolidated statement of operations and comprehensive loss and the balance of the investment is adjusted by a like amount. Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income. Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

        Stockpiles, Ore on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies—Stockpiles, ore on leach pads, and in-process inventory are carried at the lower of average cost or net realizable value, if commercial production is achieved. For accounting purposes, we achieved commercial production for El Gallo—Phase 1 during the third quarter of 2012 after the initial gold pour in late September. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, ore on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

        Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore. Material is removed from the stockpile at an average cost per tonne. Since we only achieved commercial production for accounting purposes in September 2012, no value was allocated to stockpiles prior to the month of September 2012.

        Ore on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months. Costs are attributed to the ore on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads, the grade of ore placed on the leach pads and a recovery percentage. The quantities of recoverable gold placed on the leach pads are reconciled to the quantities of gold actually recovered (metallurgical balancing), by comparing the grades of ore placed on the leach pads to actual ounces recovered. The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

        In-process inventories represent materials that are currently in the process of being converted to a saleable product. The El Gallo Phase 1 conversion process is an Adsorption-Desorption-Recovery ("ADR") processing plant utilizing carbon columns for recovery. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

        Precious metal inventory includes gold bullion that is unsold and held at the refinery and is valued at the lower of average mining cost or net realizable value.

        Materials and supplies inventories are comprised of chemicals, reagents and consumable parts used in drilling and other operating activities. They are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

        Proven and Probable Reserves—The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

        As of December 31, 2012, except for our 49% interest in the San José Mine, none of our other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

        Design, Construction, and Development Costs—Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. Prior to commercial production for accounting purposes in September 2012, we classified the Phase 1 development of the El Gallo Complex as an exploration stage project since no SEC Guide 7 proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment were expensed as incurred.

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

        As of December 31, 2012, except for our 49% interest in the San José Mine, development costs are not capitalized at any of our properties, as no proven and probable reserves exist.

        Property and Equipment—Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years. Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years. All mining equipment is depreciated using the units-of-production method based upon estimated proven and probable reserves.

        Impairment of Long-Lived Assets—We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded. Mineral properties are monitored for impairment based on factors such as our continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property. We use the market approach to estimate the fair value of the properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. We are unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves. As such, the appropriate evidence to perform estimates of future cash flows is not available and may not be accurate in supporting the Company's long-lived assets. For purposes of recognition and measurement of an impairment loss, we group our properties by geological mineral complex, as this represents the lowest level at which we allocate our exploration spending independent of other assets and liabilities.

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

        Asset Retirement Obligations:    We record the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not apply. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. We prepare estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances in non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

        Revenue Recognition:    Revenue includes sales value received for our principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Revenues from by-product sales are credited to production cost applicable to sales. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

        We entered into a doré sales agreement, whereby we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Complex prior to the completion of refining, which refining normally takes 15 business days.

        Royalty Expense:    We have a net smelter return ("NSR") royalty agreement with a third party on all Phase 1 metals production and a portion of expected future Phase 2 metals production from the El Gallo Complex. The terms of the royalty agreement stipulate that production up to 30,000 of gold and gold equivalent ounces are subject to a 1% NSR, production between 30,001 to 380,000 of gold and gold equivalent ounces are subject to a 3.5% NSR, and 1% thereafter. Currently we are subject to the 3.5% NSR. Under the terms of the royalty agreement, the royalty holder has the option to settle the

NSR payment in cash or gold and gold equivalent ounces. The royalty holder has indicated a preference to settle the NSR payment in gold and gold equivalent ounces which would be calculated on the day the refiner credits our metals account. Based on the terms of the royalty agreement, we have produced approximately 77,000 of gold and gold equivalent ounces through December 31, 2012. Royalty expense is included in production costs applicable to sales.

        Stock-Based Compensation:    We account for stock options at fair value as prescribed in ASC Section 718-20-25. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

        Income Taxes:    We account for income taxes under ASC Section 740-10-25 using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. We derive the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other securities laws concerning our ability to develop and produce gold, silver or other precious and base metals from any of our properties, future business plans and strategies, future revenue and the receipt of working capital, and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

        In addition to the specific factors identified under Risk Factors above, other uncertainties that could affect the accuracy of forward-looking statements, include:

  •
  decisions of foreign countries and banks within those countries;

  •
  federal, state and foreign legislation governing us or the properties where we hold interests;

  •
  risks associated with conducting business in foreign countries, including application of foreign laws to contract and other disputes, environmental and permitting laws, community unrest and labor disputes, public health and disease outbreaks, enforcement and uncertain political and economic environments;

  •
  changes in gold/silver and other metals prices associated with the primary metals mined at properties where we hold interests;

  •
  technological changes in the mining industry;

  •
  changes in our business strategy;

  •
  our ability to maintain adequate internal controls;

  •
  interpretation of drill hole results and the geology, grade and continuity of mineralization;

  •
  the uncertainty of reserve estimates and timing of development expenditures;

  •
  unexpected changes in business and economic conditions;

  •
  changes in interest rates and currency exchange rates;

  •
  timing and amount of production, if any;

  •
  our costs;

  •
  future financial needs;

  •
  risks associated with issuances of additional common stock or securities or incurrence of indebtedness in connection with acquisitions or otherwise;

  •
  changes in exploration and overhead costs;

  •
  unanticipated grade and geological, metallurgical, processing or other problems at the properties where we hold interests;

  •
  mine operating and ore processing facility problems, pit wall or tailings dam failures, and natural catastrophes such as floods or earthquakes;

  •
  acquisition and maintenance of permits and authorizations, completion of construction and commencement and continuation of production at the properties where we hold interests;

  •
  access and availability of materials, equipment, supplies, labor and supervision, power and water;

  •
  results of current and future exploration activities;

  •
  results of pending and future feasibility studies;

  •
  the ability to operate in accordance with feasibility studies;

  •
  local and community impacts and issues;

  •
  economic and market conditions;

  •
  environmental risks associated with the exploration, development and operation of mineral properties and mines;

  •
  change in management and key employees;

  •
  unfavorable results (including costs) of legal proceedings; and

  •
  accidents and labor disputes.

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

        The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a depreciation in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold a significant portion of our cash reserves in Canadian dollar. Based on our Canadian cash balance of $24.9 million at December 31, 2012, a 1% change in the Canadian dollar would result in a gain/loss of $0.3 million being recorded in the consolidated statement of operations.

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

Commodity Price Risk

        We own a 49% interest in the San José Mine, an operating silver-gold mine in Santa Cruz, Argentina, and we have commenced production of gold and silver from our 100% owned El Gallo Complex. As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We also hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market. Gold and silver prices may fluctuate widely from time to time. Based on our gold and silver holdings of $1.7 million at December 31, 2012, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $0.2 million. At December 31, 2012, our gold and silver bullion had a combined fair value of $2.1 million.

Credit Risk

        We may be exposed to credit loss through our doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of December 31, 2012 we did not have any significant credit exposure associated with our doré sales agreements.

        In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on

IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at December 31, 2012, we continue to face credit risk on the collection of our IVA receivables. Subsequent to December 31, 2012, we received $3.7 million of the $9.1 million receivable reported as at December 31, 2012.

Foreign Country Risk

        Our El Gallo Project and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations. As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries. In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest or violence could disrupt our operations at any time. In 2012, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Presidential and congressional elections were held in July 2012 with Enrique Pena Nieto from the Institutional Revolutionary Party (PRI) winning the presidency and the PRI winning the most seats but failing to win a majority in Congress. The new president took office in December 2012. It is indeterminate what effect, if any, these political changes will have on our ability to operate in Mexico.

        We also have material properties located in Argentina. There are risks relating to an uncertain or unpredictable political and economic environment in Argentina. During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations. In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements. In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. Although this particular change did not affect MSC as their fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will continue to honor such or other fiscal stability agreements and will not unilaterally take other action which could have a material adverse effect on our interests in Argentina, including in particular the San José Mine.

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

        In April 2012, the government of Argentina and their central bank announced further rules which initially reduced the number of days mining companies have to repatriate funds to 15 days and then subsequently in July 2012, relaxed the repatriation requirement to 45 days on the sale of doré and 180 days on the sale of concentrates for certain mining companies including MSC. During this interim period of uncertainty, there was a disruption to MSC's exports, especially concentrate sales which take significantly longer than doré to process. In April 2012, Argentina's President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina's largest oil company. Other unanticipated changes by the Argentinean government could negatively impact the profitability of the San José Mine or affect our ability to explore or develop our Los Azules project or other exploration properties in Argentina. Political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective based upon those criteria. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as at December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
McEwen Mining Inc.:

        We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. and subsidiaries as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of McEwen Mining Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McEwen Mining Inc. and subsidiaries as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McEwen Mining Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
McEwen Mining Inc.:

        We have audited McEwen Mining Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. McEwen Mining Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, McEwen Mining Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McEwen Mining Inc. as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 6, 2013

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands, except per share)

	2012	2011	2010
REVENUE:
Gold and silver sales	$5,966	$—	$—
Income on investment in Minera Santa Cruz S.A., net of amortization—note 8	20,835	—	—

	26,801	—	—

COSTS AND EXPENSES:
Production costs applicable to sales	3,861	—	—
Mine operating costs	8,507	—	—
Mine construction costs	14,260	1,745	—
Exploration costs	47,179	42,983	19,210
Property holding costs	7,207	3,464	4,358
General and administrative	16,841	7,035	5,397
Acquisition costs	1,513	3,893	—
Accretion of asset retirement obligation	447	524	515
Depreciation	1,033	577	454
Gain on sale of assets	(1,110)	(36)	(29)
Asset impairments—note 7	18,468	—	5,878

Total costs and expenses	118,206	60,185	35,783

Operating loss	(91,405)	(60,185)	(35,783)

OTHER INCOME (EXPENSE):
Interest income	228	94	112
Interest expense	—	108	(15)
Litigation settlement—note 11	(3,830)	—	—
Gain on sale of gold and silver bullion—note 5	3,075	2,075	—
Unrealized loss on silver bullion—note 5	(359)	(3,394)	—
(Loss) gain on sale of marketable equity securities—note 4	(70)	19	—
Other-than-temporary impairment on marketable equity securities—note 4	(1,993)	—	—
Foreign currency (loss) gain	456	(769)	597

Total other (expense) income	(2,493)	(1,867)	694

Loss before income taxes	(93,898)	(62,052)	(35,089)
Recovery of income taxes—note 10	27,244	180	1,998

Net loss	(66,654)	(61,872)	(33,091)
OTHER COMPREHENSIVE LOSS:
Reclassification of unrealized gain on marketable equity securities disposed of during the year	1,000	—	—
Unrealized (loss) gain on available-for-sale securities, net of taxes	(5)	(1,546)	542

Comprehensive loss	$(65,659)	$(63,418)	$(32,549)

Basic and diluted per share data:
Net loss—basic and diluted (2011 and 2010—as adjusted)—note 13	$(0.26)	$(0.42)	$(0.25)

Weighted average common shares outstanding:
—basic and diluted (2011 and 2010—as adjusted)—note 13	261,223	147,692	132,633

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$70,921	$13,416
Short-term investments	—	3,933
Marketable equity securities—note 4	3	1,480
Investment in gold and silver bullion (market value—2012—$2,062; 2011—$24,483)—note 5	1,690	22,810
IVA taxes receivable	9,150	2,983
Inventories—note 6	7,262	139
Other current assets	2,892	3,122

Total current assets	91,918	47,883

Mineral property interests—note 7	767,067	245,454
Restrictive time deposits for reclamation bonding—note 7	5,183	5,190
Investment in Minera Santa Cruz S.A.—note 8	273,948	—
Property and equipment, net—note 9	12,767	11,772
Other assets	54	56

TOTAL ASSETS	$1,150,937	$310,355

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,235	$5,612
Litigation settlement liability—note 11	3,830	—
Current portion of asset retirement obligation—note 7	130	512

Total current liabilities	25,195	6,124

Asset retirement obligation, less current portion—note 7	6,229	5,741
Deferred income tax liability—note 10	229,522	78,786
Other liabilities	400	400

Total liabilities	$261,346	$91,051

Shareholders' equity:
Common stock, no par value, 500,000 shares authorized;
Common: 212,646 shares as of December 31, 2012 and 136,572 shares as of December 31, 2011 issued and outstanding
Exchangeable (2012): 83,379 shares as of December 31, 2012 and nil shares as of December 31, 2011 issued and outstanding
Exchangeable (2007): nil shares as of December 31, 2012 and 3,181 shares as of December 31, 2011 issued and outstanding	1,349,777	613,831
Accumulated deficit	(459,892)	(393,238)
Accumulated other comprehensive loss	(294)	(1,289)

Total shareholders' equity	889,591	219,304

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,150,937	$310,355

Subsequent event—note 11

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

(in thousands)

	Common Stock
			Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2009	121,893	$501,786	$(285)	$(298,275)	$203,226
Stock-based compensation	—	1,595	—	—	1,595
Exercise of stock options	109	201	—	—	201
Exercise of stock options from 2007 acquisition	143	608	—	—	608
Shares issued for Mexico mining concessions	41	199	—	—	199
Unrealized gain on marketable equity securities, net of taxes	—	—	542	—	542
Net loss	—	—	—	(33,091)	(33,091)

Balance, December 31, 2010	122,186	504,389	257	(331,366)	173,280
Stock-based compensation	—	2,671	—	—	2,671
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options from 2007 acquisition	70	361	—	—	361
Shares issued for Mexico mining concessions	84	583	—	—	583
Unrealized loss on marketable equity securities, net of taxes	—	—	(1,546)	—	(1,546)
Net loss	—	—	—	(61,872)	(61,872)

Balance, December 31, 2011	139,753	613,831	(1,289)	(393,238)	219,304
Stock-based compensation	—	3,405	—	—	3,405
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Sale of shares for cash, net of issuance costs	19,552	43,047	—	—	43,047
Sale of exchangeable shares for cash, net of issuance costs	7,799	17,372	—	—	17,372
Exercise of stock options	445	819	—	—	819
Exercise of stock options assumed from Minera Andes Inc. acquisition	1,062	3,066	—	—	3,066
Shares issued for Mexico mining concessions	83	391	—	—	391
Unrealized loss on marketable equity securities, net of taxes	—	—	(5)	—	(5)
Reclassification of unrealized loss on marketable equity securities disposed of during the year, net of tax	—	—	(993)	—	(993)
Other-than-temporary impairment on marketable equity securities	—	—	1,993	—	1,993
Net loss	—	—	—	(66,654)	(66,654)

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591

The accompanying notes are an integral part of these consolidated financial statements

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(thousands)

	2012	2011	2010
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(87,061)	$(59,087)	$(26,034)
Cash received from gold and silver sales	5,557	—	—
Dividend received	9,770	—	—
Interest received	228	94	112

Cash used in operating activities	(71,506)	(58,993)	(25,922)

Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	36,337	—	—
Short-term investments (net)	3,933	(3,933)	12,946
Acquisition of mineral property interests	(712)	(10,059)	(1,300)
Additions to property and equipment	(1,879)	(7,973)	(1,978)
Proceeds from disposal of property and equipment	3,143	51	49
Investment in gold and silver bullion	—	(31,299)	(1,810)
Proceeds from sale of gold and silver bullion	23,836	11,739	—
Investment in marketable equity securities	—	(284)	(4,023)
Proceeds from sale of marketable equity securities	409	1,853	—
Increase (decrease) in restricted investments securing reclamation	6	(413)	—

Cash provided (used in) by investing activities	65,073	(40,318)	3,884

Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	60,419	105,415	—
Exercise of stock options	3,885	773	809

Cash provided by financing activities	64,304	106,188	809

Effect of exchange rate change on cash and cash equivalents	(366)	(279)	357

Increase (decrease) in cash and cash equivalents	57,505	6,598	(20,872)
Cash and cash equivalents, beginning of year	13,416	6,818	27,690

Cash and cash equivalents, end of year	$70,921	$13,416	$6,818

Reconciliation of net loss to cash used in operating activities:
Net loss	$(66,654)	$(61,872)	$(33,091)
Adjustments to reconcile net loss from operating activities:
Income on investment in Minera Santa Cruz S.A. (net of amortization)	(20,835)	—	—
Asset impairments	18,468	—	5,878
Deferred income taxes	(27,244)	(180)	(1,998)
Litigation settlement	3,830	—	—
Gain on sale of gold and silver bullion	(3,075)	(2,075)	—
Unrealized loss on silver bullion	359	3,394	—
Other-than-temporary impairment on marketable equity securities	1,993	—	—
Loss (gain) on sale of marketable equity securities	70	(19)	—
Gain on sale of assets	(1,110)	(36)	(29)
Stock-based compensation	3,405	2,671	1,595
Accretion of asset retirement obligation	447	524	515
Depreciation	1,033	577	454
Foreign exchange loss (gain)	366	279	(357)
Other operating adjustments and write-downs	—	82	—
Change in non-cash working capital items:
Increase in other assets related to operations	(2,175)	(5,042)	(292)
Dividend receivable obtained from acquisition of Minera Andes Inc.	9,363	—	—
Increase in liabilities related to operations	10,253	2,704	1,403

Cash used in operating activities	$(71,506)	$(58,993)	$(25,922)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 THE COMPANY

        McEwen Mining Inc. (the "Company" or "McEwen Mining") was organized under the laws of the State of Colorado on July 24, 1979 and formerly operated under the name of US Gold Corporation. On January 24, 2012, the Company changed its name to McEwen Mining Inc. after the completion of the acquisition, by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada, of Minera Andes Inc. ("Minera Andes"). McEwen Mining is a mining and exploration company focused on precious metals in Argentina, Mexico and the United States.

        As a result of the acquisition of Minera Andes, the Company acquired a 49% interest in Minera Santa Cruz S.A. ("MSC"), owner of the producing San José Silver-Gold Mine in Santa Cruz, Argentina; a 100% interest in the Los Azules Copper Deposit in San Juan, Argentina, and a large portfolio of exploration properties in Santa Cruz, Argentina. The San José Mine is operated by the majority owner of the joint venture, Hochschild Mining plc ("Hochschild").

        The Company began production at Phase 1 of the El Gallo Complex in Mexico in September 2012, and for the year ended December 31, 2012, produced a total of 6,863 oz of gold and 4,492 oz of silver.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Concentrations:    The Company maintains cash in accounts which may, at times, exceed federally insured limits. At December 31, 2012, the Company has bank account balances of approximately $59.7 million in excess of the federally insured limits of $100,000 in Canada. The Company held an insignificant amount of cash in the U.S.

        Business Combinations:    The Company accounts for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification ("ASC") Topic 805—Business

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Combinations. The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The fair value of the consideration paid is allocated to the underlying identifiable net assets, based on their respective estimated fair values and any excess is recorded as goodwill.

        Determining the fair value of assets acquired and liabilities assumed requires management's judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. Transaction costs are expensed as incurred and are reported on the acquisition costs line within the Consolidated Statements of Operations and Comprehensive Loss.

        Investments:    The Company accounts for investments over which the Company exerts significant influence using the equity method of accounting pursuant to ASC Topic 323—Investments, Equity Method and Joint Ventures. Under this method, the Company's share of earnings and losses is included in the Consolidated Statement of Operations and Comprehensive Loss and the balance of the investment is adjusted by a like amount. Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income. Where there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

        The Company accounts for its investment in marketable equity securities as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company's carrying value are other-than-temporary in accordance with ASC guidance. Declines in fair value below the Company's carrying value deemed to be other-than-temporary are charged to earnings.

        The Company accounts for its gold and silver bullion investments in accordance with ASC Topic 815. Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

        IVA taxes receivable:    In Mexico, value added taxes (IVA) are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable. In Argentina, except at the San José Mine, the Company expenses all IVA as their recoverability is uncertain.

        Stockpiles, Ore on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies:    Stockpiles, ore on leach pads, and in-process inventory are carried at the lower of average cost or net realizable value, if commercial production is achieved. For accounting purposes, the Company achieved commercial production for El Gallo Phase 1 during the third quarter of 2012 after its initial gold pour in late September. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of stockpiles, ore on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

        Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore. Material is removed from the stockpile at an average cost per tonne. Since the Company only achieved commercial production for accounting purposes in September 2012, no value was allocated to stockpiles prior to the month of September 2012.

        Ore on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months. Costs are attributed to the ore on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads, the grade of ore placed on the leach pads and a recovery percentage. The quantities of recoverable gold placed on the leach pads are reconciled to the quantities of gold actually recovered (metallurgical balancing), by comparing the grades of ore placed on the leach pads to actual ounces recovered. The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

        In-process inventories represent materials that are currently in the process of being converted to a saleable product. The El Gallo Phase 1 conversion process is an Adsorption-Desorption-Recovery ("ADR") processing plant utilizing carbon columns for recovery. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

        Precious metal inventory includes gold and silver bullion that is unsold and held at the refinery and is valued at the lower of average mining cost or net realizable value.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As of December 31, 2012, except for the Company's 49% interest in the San José Mine, none of the Company's other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

        Property and Equipment:    Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Depreciation is computed using straight-line methods. Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years. Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years. All mining equipment is depreciated using the units-of-production method based upon estimated proven and probable reserves.

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

        As of December 31, 2012, except for the Company's 49% interest in the San José Mine, development costs are not capitalized at any of the Company's properties, as no proven and probable reserves exist.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Mineral Property Interests:    Mineral property interests include acquired mineral, development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination. The value of mineral property interests is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. If a mineable ore body is discovered, the capitalized costs would be amortized when production begins using the units-of-production method.

        Impairment of Long-Lived Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the net book value to fair value. When the net book value exceeds fair value, an impairment loss is measured and recorded. Mineral properties are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property. The Company uses the market approach to estimate the fair value of the Nevada and Argentina exploration properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material. Except for the Company's 49% interest in the San José Mine, the Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves. As such, the appropriate evidence to perform estimates of future cash flows is not available and may not be accurate in supporting the Company's long-lived assets. For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.

        Asset Retirement Obligation:    The Company records the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are credited to the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not apply. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

        Revenue Recognition:    Revenue includes sales value received for the Company's principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Revenues from by-product sales are credited to production cost applicable to sales. Product pricing is

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

        The Company entered into a doré sales agreement, whereby the Company has the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Complex prior to the completion of refining, which refining normally takes 15 business days.

        Royalty Expense:    The Company has a net smelter return ("NSR") royalty agreement with a third party on all Phase 1 metals production and a portion of expected future Phase 2 metals production from the El Gallo Complex. The terms of the royalty agreement stipulate that production up to 30,000 of gold and gold equivalent ounces are subject to a 1% NSR, production between 30,001 to 380,000 of gold and gold equivalent ounces are subject to a 3.5% NSR, and 1% thereafter. Currently the Company is subject to the 3.5% NSR. Under the terms of the royalty agreement, the royalty holder has the option to settle the NSR payment in cash or gold and gold equivalent ounces. The royalty holder has indicated a preference to settle the NSR payment in gold and gold equivalent ounces which would be calculated on the day the refiner credits the Company's metals account. Based on the terms of the royalty agreement, the Company produced approximately 77,000 of gold and gold equivalent ounces through December 31, 2012. Royalty expense is included in production costs applicable to sales.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Fair Value of Financial Instruments:    ASC Section 825-10-50 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012.

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

Recently Adopted Accounting Pronouncements

        Comprehensive Income:    In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company's fiscal year beginning January 1, 2012. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fair Value Measurement:    In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity and disclosing quantitative information about the unobservable inputs used in a fair value measurement that is categorized in Level 3 of the fair value hierarchy. The update is effective for the Company's fiscal year beginning January 1, 2012. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

        Comprehensive Income:    In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The updated guidance requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on the Company's results of operations or financial position.

NOTE 3 BUSINESS ACQUISITION

        On January 24, 2012, the Company completed the acquisition of Minera Andes through a court-approved plan of arrangement under Alberta, Canada law (the "Arrangement"), under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of the Company.

        The Company's management and Board of Directors believes that the combination with Minera Andes is in the best interests of the Company and its shareholders because the combined company is expected to have a stronger combined cash position and balance sheet, sources of revenue, active mining operations, enhanced trading liquidity, a significant growth profile, an expanded exploration program and additional technical expertise.

        On the closing date of the Arrangement, holders of Minera Andes' common stock received a number of exchangeable shares of McEwen Mining—Minera Andes Acquisition Corp. ("Exchangeable Shares"), an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45. In the aggregate, former Minera Andes shareholders received 127,331,498 Exchangeable Shares. After closing of the Arrangement, the name of the Company was changed to McEwen Mining Inc. The Company's common stock began trading on the NYSE and TSX under the symbol "MUX" and the Exchangeable Shares began trading on the TSX under the symbol "MAQ" on January 27, 2012.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 3 BUSINESS ACQUISITION (Continued)

        As a result of the Arrangement and on the date of closing, the combined company was held approximately 52% by then-existing McEwen Mining shareholders and 48% by former Minera Andes shareholders. On a diluted basis, the combined company was held approximately 53% by then-existing McEwen Mining shareholders and 47% by former Minera Andes shareholders.

        In June 2011, Robert R. McEwen, the Company's Chairman, President, Chief Executive Officer and largest shareholder and then also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement. In connection with the Arrangement, Mr. McEwen received approximately 38.7 million Exchangeable Shares. Mr. McEwen owns approximately 25% of the shares of the combined Company.

        The Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis. Option holders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of the Company's common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share. The option life and vesting period of the replacement options has not changed from the option life granted under the Minera Andes option plan.

        The estimated fair value of the vested portion of the replacement options of $3.2 million has been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below.

        The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

January 24, 2012
Risk-free interest rate	0.02% to 0.39%
Dividend yield	n/a
Volatility factor of the expected market price of common stock	46% to 77%
Weighted-average expected life of option	1.4 years

        The acquisition has been accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer. The measurement of the purchase consideration was based on the market price of the Company's common stock on January 24, 2012, which was $5.22 per share. The total purchase price, including the fair value of the options, amounted to $667.8 million. The total transaction costs incurred through December 31, 2012 by the Company was $5.4 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.5 million for the year ended December 31, 2012 in acquisition costs in the consolidated statements of operations and comprehensive loss.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 3 BUSINESS ACQUISITION (Continued)

        The allocation of the purchase price, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands).

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining—Minera Andes Acquisition Corp.	$664,671
Stock options to be exchanged for options of McEwen Mining Inc.	3,175

$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	539,092
Investment in Minera Santa Cruz S.A.	262,883
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(177,980)

$667,846

        The fair value of mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $508.5 million. The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $178.0 million, which is included in the allocation of purchase price above. For the year ended December 31, 2012, the Company recorded a deferred income tax recovery of $21.1 million, as a result of fluctuations in the foreign exchange rates between the Argentine pesos and U.S. dollar from January 24, 2012 to December 31, 2012. As a result of the fluctuations in foreign exchange rates since acquisition, the deferred income tax liability on these assets was reduced to $156.9 million, which is included in the deferred income tax liability balance of $229.5 million on the consolidated balance sheet as at December 31, 2012.

        For the purposes of the Company's financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management's best estimates and taking into account all available information at the time these consolidated financial statements were prepared.

Unaudited Pro Forma Results

        ASC Topic 805 requires supplemental information on a pro forma basis to disclose the results of operations as though the business combination had been completed as of the beginning of the periods being reported.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 3 BUSINESS ACQUISITION (Continued)

        The following table sets forth on a pro forma basis, the results of operations for McEwen Mining, had the acquisition of Minera Andes been completed on January 1, 2012 and 2011 (in thousands):

Year ended December 31, 2012	McEwen Mining	Minera Andes(a)	Combined
Revenue	$26,801	$4,979	$31,780
Net (loss) income for the year	(66,654)	3,498	(63,156)

Year ended December 31, 2011	McEwen Mining	Minera Andes	Combined
Revenue	$—	$44,982	$44,982
Net (loss) income for the year	(61,872)	26,542	(35,330)

(a)
Year ended December 31, 2012 represents the results of Minera Andes' operations from January 1, 2012 through January 24, 2012, closing date of the acquisition. Beginning January 25, 2012, the results of Minera Andes' operations are included in McEwen Mining's consolidated financial statements.

NOTE 4 MARKETABLE EQUITY SECURITIES

        The Company held marketable equity securities during 2011 and part of 2012. These securities are valued at fair value. Any resulting gain or loss is recorded to an unrealized gain and loss account (accumulated other comprehensive (loss) income) that is reported as a separate line item in the shareholders' equity section of the balance sheet. The gains and losses on available-for-sale securities are not reported on the statement of operations until the securities are sold or are other-than- temporarily impaired. During the second quarter of 2012, the Company did not intend to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value and consequently, the Company deemed most of its securities to be other-than-temporarily impaired and recorded an impairment of $2.0 million in the statement of operations and comprehensive loss for the period. These securities were sold during the third quarter of 2012.

        Changes in the Company's holdings of marketable securities for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Opening Balance	$1,480	$4,576
Purchases	—	284
Proceeds from sale	(409)	(1,853)
(Loss) gain on sale	(70)	19
Unrealized loss	(5)	(1,546)
Realized loss	(993)	—

Ending Balance	$3	$1,480

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 5 GOLD AND SILVER BULLION

        The Company invested a portion of its cash in physical gold and silver bullion. Below is the balance of its holdings of gold and silver as at December 31, 2012 and 2011:

	2012		2011
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
# of ounces	793	24,969	5,656	552,812
Average cost per ounce	$1,278.63	$27.08	$1,278.63	$28.18
Total cost	$1,014	$676	$7,232	$15,578
Fair value per ounce	$1,657.50	$29.95	$1,574.50	$28.18
Total fair value	$1,314	$748	$8,905	$15,578

        The market value of gold and silver was based on the daily London P.M. fix as at December 31, 2012 and 2011. Since ASC Topic 815 does not consider gold or silver to be readily convertible to cash, the Company carries this asset at the lower of cost or market.

        During 2012, the Company sold 4,863 ounces of gold and 527,843 ounces of silver with a cost of $6.2 million and $14.5 million, respectively, resulting in an overall gain of $3.1 million.

        Changes in the Company's holdings of gold and silver for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012			2011
	Gold	Silver	Total	Gold	Silver	Total
Opening Balance	$7,232	$15,578	$22,810	$4,569	$—	$4,569
Purchases	—	—	—	7,387	23,912	31,299
Proceeds from sale	(7,982)	(15,854)	(23,836)	(6,218)	(5,521)	(11,739)
Gain on sale	1,764	1,311	3,075	1,494	581	2,075
Unrealized loss	—	(359)	(359)	—	(3,394)	(3,394)

Ending Balance	$1,014	$676	$1,690	$7,232	$15,578	$22,810

NOTE 6 INVENTORIES

        Inventories at December 31, 2012 and December 31, 2011 consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Ore on leach pads	$685	—
In-process inventory	3,604	—
Stockpiles	308	—
Precious metals	1,322	—
Materials and supplies	1,343	139

Inventories	$7,262	$139

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 7 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

        At December 31, 2012, the Company holds mineral interests in Nevada, mineral rights in Argentina and mineral concession rights in Mexico, including the El Gallo complex. The Magistral Mine is a former producing gold mine located within the El Gallo complex which has been held on a care and maintenance basis since 2005. In August 2011, the Company announced that it would put this mine back into production as Phase 1 of mining operations at the El Gallo complex, and the Company had its first gold pour during September 2012. For accounting purposes, the Company has achieved commercial production in September 2012. For the year ended December 31, 2012, a total of 6,863 oz of gold and 4,492 oz of silver were produced at El Gallo. For operational purposes, commercial production was effective as of January 1, 2013.

        During the fourth quarter of 2012, the Company performed an impairment test of its mineral property interests. The Company engaged a third party valuator to determine the fair value of all of its properties. For properties in Nevada and Argentina the valuator used the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region. Based on this approach, except for one of the properties in Nevada, it was determined that the carrying values of these mineral property interests did not exceed their fair value and as a result there was no impairment recorded on those properties. In November 2012, the Company entered into an exploration earn-in and joint venture option agreement ("option agreement") with a third party for one of its properties in Nevada whereby they have the option to earn a 51% interest in the property once they incur cumulative project related expenditures of $2.4 million on or before October 2015. This mineral property interest in question was acquired in 2007 and had a carrying value of $18.2 million. Based on the work of the third party valuator, the Company determined that the implied value of the option agreement was $4.2 million and therefore the value of this property was reduced to $4.2 million, resulting in an impairment of $14.0 million. For the Company's 49% interest in MSC, the valuator used the discounted cash flow approach and determined that the carrying value did not exceed its fair value and as a result it is not impaired as at December 31, 2012.

        During 2012, the Company also performed a strategic review of its property holdings in Nevada and as a result, allowed all the claims from three of the properties to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million, resulting in an impairment of $2.9 million. In addition, the Company wrote off $1.3 million of mineral proeprty interests in Mexico.

        For the year ended December 31, 2012, the Company reported an impairment loss of $18.5 million, of which $18.3 million was related to mineral property interests discussed above. The corresponding deferred income tax for these properties was $5.9 million, which was recorded as a reduction to deferred income tax liability and a recovery of deferred income taxes on the statement of operations and comprehensive loss.

        During 2012, the Company increased its mineral property interests by $521.6 million, of which $539.1 million was due to the acquisition of Minera Andes as discussed in Note 3 above and partially offset by an impairment of $18.3 million, to $767.1 million as at December 31, 2012 from $245.5 million

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 7 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

at the end of 2011. The values for all of the mineral properties held by the Company as at December 31, 2012 are noted below.

Name of Property/Complex	State/Province	Country	Carrying Value
Los Azules Copper Project	San Juan	Argentina	$431,190
Other San Juan Exploration Properties	San Juan	Argentina	$7,818
Telken Tenements	Santa Cruz	Argentina	$40,234
Este Tenements	Santa Cruz	Argentina	$8,121
Piramides Tenements	Santa Cruz	Argentina	$14,815
Tobias Tenements	Santa Cruz	Argentina	$17,719
Cerro Mojon Tenements	Santa Cruz	Argentina	$1,971
La Merced Tenements	Santa Cruz	Argentina	$1,891
Cabeza de Vaca Tenements	Santa Cruz	Argentina	$877
El Trumai Tenements	Santa Cruz	Argentina	$1,534
Martes 13 Tenements	Santa Cruz	Argentina	$3,568
Celestina Tenements	Santa Cruz	Argentina	$1,753
Other Santa Cruz Exploration Properties	Santa Cruz	Argentina	$7,601
Tonkin Complex	Nevada	United States	$51,989
Gold Bar Complex	Nevada	United States	$77,012
Limo Complex	Nevada	United States	$50,098
North Battle Mountain Complex	Nevada	United States	$4,148
East Battle Mountain Complex	Nevada	United States	$4,060
West Battle Mountain Complex	Nevada	United States	$8,854
Other United States Properties	Nevada	United States	$19,107
El Gallo Complex	Sinaloa	Mexico	$8,126
Other Mexico Exploration Properties	Sinaloa	Mexico	$4,581

Total			$767,067

        During 2012, 2011 and 2010, the Company has incurred expenses of $47.2 million, $43.0 million and $19.2 million, respectively, in total exploration and related expenditure costs.

        The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the Magistral Mine portion of the El Gallo Complex in Mexico. The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management ("BLM") and the Nevada Department of Environmental Protection ("NDEP") is $3.8 million. The cost of undiscounted projected reclamation of El Gallo Phase 1 is currently estimated at $4.6 million.

        For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and as of December 31, 2012 and 2011, had cash bonding in place of $5.2 million. Under Mexican regulations, surety bonding of projected reclamation costs is not

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 7 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

required. The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010. Based on the Company's estimate, the change in its bonding requirements was insignificant. As of December 31, 2012, the closure plan has already been approved by the NDEP but is still currently under review by the BLM. It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of its review. The Company, however, is unable to meaningfully estimate possible increases at this time. Reclamation expenditures covering all United States properties during 2012 and 2011 remained consistent at approximately $0.1 million.

        The Company's asset retirement obligations for years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Asset retirement obligation liability—opening balance	$6,253	$6,153
Settlements	(47)	(82)
Accretion of liability	447	524
Adjustment reflecting updated estimates	(294)	(342)

Asset retirement obligation liability—ending balance	$6,359	$6,253

        Assumptions used to compute the asset retirement obligations for the year ended December 31, 2012 for the Tonkin property included a credit adjusted risk free rate and inflation rate of 8.7% (2011, 2010—8.7%) and 3.0% (2011—3.0%, 2010—2.0%) respectively.

        Assumptions used to compute the asset retirement obligations for the year ended December 31, 2012 for the Magistral Mine included a credit adjusted risk free rate and inflation rate of 6.4% (2011—6.4%, 2010—8.7%) and 3.8% (2011—3.8%, 2010—3.3%) respectively.

        It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold and silver production at the Company's properties, if any. As previously discussed, the Magistral Mine began production in September 2012. Since the total production in 2012 was insignificant, no amortization was recorded during 2012. There was no amortization recorded during 2011 or 2010 related to the capitalized asset retirement cost since the properties were not in operation. Reclamation expenditures are expected to be incurred between 2013 and 2040. As at December 31, 2012, the current portion of the asset retirement obligation was $0.1 million (December 31, 2011—$0.5 million).

NOTE 8 INVESTMENT IN MINERA SANTA CRUZ S.A. ("MSC")—SAN JOSÉ MINE

        As discussed above in Note 3, in 2012 the Company acquired a 49% interest in MSC, owner and operator of the San José Silver-Gold Mine in Santa Cruz, Argentina. The Company's share of earnings and losses from its investment in MSC is included in the consolidated statement of operations and comprehensive loss and includes 49% of MSC's net income of $25.3 million for the period ended December 31, 2012. Since the acquisition closed on January 24, 2012, MSC reported to the Company only its net income from January 25, 2012 to December 31, 2012.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 8 INVESTMENT IN MINERA SANTA CRUZ S.A. ("MSC")—SAN JOSÉ MINE (Continued)

        Based on the purchase price allocation, the investment in MSC was originally allocated an estimated fair value of $225.0 million during the first half of 2012 and $261.2 million during the third quarter of 2012. During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million. The adjustment affected the composition of the fair value allocation to MSC's assets, resulting in a reduction in the amortization reported for the first two quarters of 2012 and an increase for the third quarter of 2012. Below is a reconciliation of the adjustment for the first three quarters of 2012.

	For three months ended March 31, 2012	For three months ended June 30, 2012	For the three months ended September 30, 2012
	(in thousands)
Amortization of fair value increments, as reported	$2,804	$1,803	$1,597
Adjustment	(1,851)	(887)	71

Amortization of fair value increments, as adjusted	$953	$916	$1,668

Net loss, as reported	$(19,202)	$(21,251)	$(2,583)
Adjustment	1,851	887	(71)

Net loss, as adjusted	$(17,351)	$(20,364)	$(2,654)

        The change in the Company's investment in MSC is summarized as follows:

As at December 31, 2012
(in thousands)
Investment in MSC, beginning of period	$—
Fair value of investment in MSC from acquisition of Minera Andes	262,883
Income from equity investment	25,301
Amortization of fair value increments	(4,466)
Dividend distribution	(9,770)

Investment in MSC, end of period	$273,948

Period Ended December 31, 2012
(in thousands)
Summary of MSC's financial information from operations
Sales—MSC 100%	$290,848

Net income—MSC 100%	51,634

McEwen Mining's portion—49%	25,301

Net income on investment in MSC	$25,301
Amortization of fair value increments	(4,466)

Income on investment in MSC, net of amortization	$20,835

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 8 INVESTMENT IN MINERA SANTA CRUZ S.A. ("MSC")—SAN JOSÉ MINE (Continued)

        As at December 31, 2012, MSC had current assets of $136.9 million, total assets of $814.4 million, current liabilities of $66.4 million and total liabilities of $261.7 million. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation.

        During 2012, the Company received dividends from MSC totaling $19.2 million, consisting of $9.4 million dividend receivable acquired from Minera Andes and $9.8 million declared and received in 2012.

NOTE 9 PROPERTY AND EQUIPMENT

        As of December 31, 2012 and 2011, property and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Trucks and trailers	$1,417	$1,247
Office furniture and equipment	1,163	638
Drill rigs	1,869	998
Building	1,469	853
Land	8,669	8,619
Mining equipment	1,026	956
Inactive milling equipment	101	778

Subtotal	$15,714	$14,089
Less: accumulated depreciation	(2,947)	(2,317)

Total	$12,767	$11,772

        The slight increase in property and equipment from 2011 to 2012 was mainly due to the acquisition of Minera Andes, partially offset by a reduction in the inactive milling equipment in Nevada.

        During 2012, the Company made a decision to sell the majority of the inactive milling equipment and related assets in Nevada to supplement its working capital. The items that were sold included the ball mill, process facility, thickener, mobile homes and other miscellaneous equipment. Total proceeds received for these assets were $1.7 million.

        Depreciation expense for 2012 was $1.0 million (2011—$0.6 million, 2010—$0.5 million).

NOTE 10 INCOME TAXES

        In various transactions entered into on February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as that term is defined under the Internal Revenue Code ("IRC") Section 382 (g). As a result, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change. Except as noted below, the Company may receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2012 and 2011, the Company estimates those tax loss carry

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 10 INCOME TAXES (Continued)

forwards to be $252.9 million and $140.5 million, respectively expiring starting in 2013 and going through 2032.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 respectively, are presented below:

	2012	2011
	(in thousands)
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$41	$41
Net operating loss carryforward	80,975	46,211
Mineral Property	297	2,528
Other temporary differences	9,521	5,330
Capital loss carryforward	241	241

Total gross deferred tax assets	91,075	54,351
Less: valuation allowance	(90,477)	(53,578)

Net deferred tax assets	$598	$773

Deferred tax liabilities:
Reclamation obligation	416	282
Mineral Property	—	(41)
Basis in Tonkin Springs Venture LP	(1,014)	(1,014)
Acquisition related deferred tax liability	(229,522)	(78,786)

Total deferred tax liabilities	$(230,120)	$(79,559)

Total net deferred tax liability	$(229,522)	$(78,786)

        The Company believes that it is unlikely that the gross deferred tax asset will be realized. Therefore, a valuation allowance has been provided for most of the gross deferred tax assets. The change in valuation allowance of approximately $36.9 million primarily reflects an increase of net operating loss carryforwards. The acquisition related deferred tax liability for 2012 consists of $229.1 million and $0.4 million for mineral properties and fixed assets, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 10 INCOME TAXES (Continued)

        A reconciliation of the tax provision for 2012, 2011 and 2010 at statutory US Federal and State income tax rates to the actual tax provision recorded in the financial statement is comprised of the following components:

	2012	2011	2010
	(in thousands)
US Federal and State tax recovery at statutory rate	$(31,925)	$(21,098)	$(11,895)
Reconciling items:
Equity pickup in MSC	(7,292)	—	—
FIN 48 adjustment due to tax years becoming statute barred	—	(180)	—
Prior year true ups/acquisitions	781	(8,074)	56
Adjustment for foreign tax rates	3,245	1,342	853
Tax rate changes	(1,869)	(24)	2
Imputed interest	135	119	104
Other permanent differences	(3,259)	8,869	1,621
Unrealized foreign exchange rate (loss)/gain	(21,263)	(31)	139
NOL expired	(2,696)	2,862	746
Valuation allowance	36,899	16,035	6,376

Tax Recovery	$(27,244)	$(180)	$(1,998)

        As at December 31, 2012, there are no unrecognized tax benefits.

        The Company or its subsidiaries file income tax returns in Canada, the United States, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

  United States: 2009 to 2012
  Canada: 2005 to 2012
  Mexico: 2008 to 2012
  Argentina: 2008 to 2012

NOTE 11 SHAREHOLDERS' EQUITY

Common Stock

        On October 29, 2012, the Company announced the launch of a transferrable rights offering backstopped by Mr. McEwen, the Company's Chairman and CEO, in which all existing holders of common stock of McEwen Mining and existing holders of Exchangeable Shares have the opportunity to participate on an equal and proportional basis in purchasing additional common stock or Exchangeable Shares at a price of $2.25 (or C$2.24) per share, which represented a 50% discount to the closing share price prior to the announcement. Shareholders would receive one right for each share of common stock or Exchangeable Share and 10 rights were needed to purchase an additional share of the same class. Mr. McEwen purchased 2.8 million shares of common stock and 3.9 million Exchangeable Shares for a total cost of $15.1 million. Upon completion of the rights offerings in December 2012, the Company issued an additional 19.6 million shares of common stock and 7.8 million Exchangeable Shares for proceeds of approximately $60.4 million, net of $1.2 million in expenses.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 11 SHAREHOLDERS' EQUITY (Continued)

        On January 19, 2012, at a special meeting of shareholders, the Company's shareholders approved the Second Amended and Restated Articles of Incorporation which, among other things, increased the authorized capital of the Company to 500,000,000 shares of common stock, and added one share of Series B Special Voting Preferred Stock. The Series B Special Voting Preferred Stock facilitates the creation and issuance of the Exchangeable Shares.

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

        During 2012, the Company issued 1.5 million shares of common stock (2011—0.2 million) upon exercise of stock options under the Equity Incentive Plan as well as for exercise of stock options assumed by the Company in the acquisition of Minera Andes, at exercise prices ranging from $0.91 to $3.35 (2011—$0.91 to $5.86) per share for proceeds of $3.9 million (2011—$0.8 million). During 2012, the Company also issued 83,000 (2011—84,000) shares of common stock as part payment for mining concessions in Mexico.

        In November 2012, McEwen Mining and TNR Gold Corp. entered into a settlement agreement regarding outstanding litigation with respect to the Los Azules Copper Project. The Los Azules Copper Project is located in the high Andes within the San Juan region of Argentina. Minera Andes, a wholly-owned subsidiary of McEwen Mining, has held exploration and mineral exploitation rights to properties in the Los Azules region (the "Minera Andes Properties") since the late 1990s. In the early 2000s, the exploration and exploitation rights to the properties north of the Minera Andes Properties (the "Solitario Properties") were held by Solitario Argentina SA ("Solitario"), a wholly owned subsidiary of TNR Gold Corp., a junior mining company based in Vancouver, British Columbia, Canada (together "TNR"). Litigation related to the Los Azules Copper project was first commenced in 2008 with numerous amendments to the claims made in the intervening period. In this litigation, Solitario claimed, among other things, that: (i) the expenditure requirement of $1,000,000 had not been made, thereby seeking return of the Solitario Properties (or in the alternate damages); (ii) the 36-month time period that appeared in the Xstrata-Solitario Agreement was not the commercial intention of the parties and that this agreement should be rectified to remove the reference to the 36-month timeframe. As an alternative, TNR claimed that they could prior to April 23, 2010, waive the requirement that a feasibility study be completed and back-in to the Solitario Properties before a feasibility study was ever completed; and (iii) Escorpio IV was not included as part of the Xstrata-Solitario Agreement and therefore should not be transferred to Xstrata upon the exercise of the option. The parties to the litigation agreed that all claims and counterclaims would be discontinued or resolved. The material terms of the settlement included that: (i) TNR would receive 1,000,000 common shares of McEwen Mining; (ii) TNR would transfer the Escorpio IV claim to McEwen Mining; and (iii) the Xstrata-Solitario Agreement will be amended so TNR will retain a Back-in Right for up to 25% of the equity in the Solitario Properties. The Back-in Right is only exercisable after the completion of a feasibility study. To exercise, TNR must pay two times the expenses attributable to the back-in percentage (i.e. paying 2 × 25% all of the costs attributable to the Solitario Properties). Upon backing-in, TNR

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 11 SHAREHOLDERS' EQUITY (Continued)

may elect to continue to participate in the project or be diluted down to a 0.6% NSR on Solitario Properties. As at December 31, 2012, the shares haven't been issued and as a result, the Company recorded a litigation settlement liability of $3.8 million, which was the fair value of the 1,000,000 shares on that date. Subsequent to the year end, these shares were issued to TNR.

Exchangeable Shares and 2012 Acquisition Related Transactions

        In connection with the acquisition of Minera Andes in January 2012 discussed in Note 3 above, the Company issued 127.3 million Exchangeable Shares. With the addition of 7.8 million Exchangable Shares issued relating to the rights offering completed in December 2012, the total Exchangable Shares issued during 2012 was 135.1 million. The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company.

        Accordingly, remaining Exchangeable Shares are included as part of the consolidated share capital of the Company. The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of the Company's Series B Special Voting Preferred Stock ("Special Voting Share") pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of Exchangeable Shares issued and outstanding from time to time and which are not owned by McEwen Mining or any subsidiary.

        Except as otherwise provided by law, the holder of the Special Voting Share and the holders of the Company's common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent is not required, except to the extent it is entitled to vote with the holders of shares of common stock for taking any corporate action. Through December 31, 2012, approximately 51.8 million Exchangeable Shares had been converted into an equivalent amount of common stock of the Company. At December 31, 2012, total outstanding Exchangeable Shares not exchanged totaled 83.4 million.

        In connection with the acquisition of Minera Andes, the Company assumed stock options covering 1,735,650 shares of common stock. Following the exercise of 1,062,000 options and expiration of 48,000 during 2012, a total of 625,650 options remain exercisable at December 31, 2012.

Exchangeable Shares and 2007 Acquisitions Related Transactions

        On March 26, 2012, the Company announced that its subsidiary, US Gold Canadian Acquisition Corporation, had established a redemption date of May 30, 2012, in respect of all of its outstanding exchangeable shares relating to the acquisitions from 2007 ("2007-Exchangeable Shares"). As of May 30, 2012, 2.5 million of the remaining 2007-Exchangeable Shares were redeemed in exchange for the issuance of 2.5 million shares of common stock and there were nil outstanding as at December 31, 2012.

        In connection with the 2007 acquisitions, the Company assumed stock options covering 812,918 shares of common stock. Following the exercise of 383,825 options and expiration of 34,500 options from 2007 to 2012, a total of 394,593 options remain exercisable at December 31, 2012.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 12 STOCK BASED COMPENSATION

        Effective March 17, 1989, the Company's Board of Directors adopted the U.S. Gold Corporation Non-Qualified Stock Option and Stock Grant Plan, or the "Plan." On October 3, 2005, the Board of Directors amended the Plan to provide for an increase in the number of authorized shares from 3.5 million to 5 million. The stockholders approved this amendment on November 14, 2005.

        On October 19, 2006, the Board of Directors approved the amendment and restatement to the Plan to:

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

  (5)
  provide for the grant of restricted stock; and

  (6)
  change the name of the US Gold Plan to US Gold Equity Incentive Plan.

        The amendment and restatement of the Plan was approved at the Company's annual meeting of shareholders on November 30, 2006.

        Under the Plan, as amended by shareholders on November 30, 2006, a total of 9 million shares of common stock were reserved for issuance thereunder.

        On January 19, 2012, at a special meeting of shareholders, the Company's shareholders approved amendments to the Plan to, among other things, increase the number of shares of common stock reserved for issuance thereunder from 9 million to 13.5 million shares.

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at or above market value as of the date of the grant. During 2012, the Company granted stock options to one employee for aggregate of 0.3 million (2011—0.9 million, 2010—0.7 million) shares of common stock at an exercise price of $5.80 (2011—$7.10, 2010—$2.51) per share. All options vest equally over a three year period if the employee remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 12 STOCK BASED COMPENSATION (Continued)

        The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	0.97%	1.74% to 2.33%	2.18% to 2.97%
Dividend yield	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	76%	90% to 100%	87% to 94%
Weighted-average expected life of option	6.0 years	6.6 years	6.4 years
Weighted-average grant date fair value	$3.80	$4.86	$2.84

        During the year ended December 31, 2012, the Company recorded stock option expense of $3.4 million (2011—$2.7 million; 2010—$1.6 million). As previously discussed in Note 3, the Company issued replacement stock options in connection with the Minera Andes acquisition and stock option expense reported during the year ended December 31, 2012 included $1.3 million resulting from these stock options.

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands, except per share and year data)
Balance at December 31, 2009	2,632	$2.13	8.1
Granted	726	$2.51
Exercised	(109)	$1.86		$225
Forfeited	(100)	$8.30
Expired	(63)	$2.71

Balance at December 31, 2010	3,086	$2.02	7.6
Granted	947	$7.10
Exercised	(163)	$2.52		$864

Balance at December 31, 2011	3,870	$3.24
Granted	300	$5.80
Exercised	(445)	$1.84		$596
Forfeited	(128)	$6.27
Expired	(36)	$7.96

Balance at December 31, 2012	3,561	$3.47	6.6	$4,887

Exercisable at December 31, 2012	2,503	$2.47	6.0	$4,619

        At December 31, 2012, there was $1.1 million of unrecognized compensation expense related to 1.1 million unvested stock options outstanding. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 12 STOCK BASED COMPENSATION (Continued)

        The following tables summarize information about stock options outstanding and exercisable at December 31, 2012 for the Company's Plan, the replacement options from the acquisition of Nevada Pacific Gold Ltd. in 2007, and the replacement options from the acquisition of Minera Andes in 2012. C$ refers to Canadian dollars.

McEwen Mining

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.00 - $2.00	1,284,000	$1.03	5.95	1,284,000	$1.03	5.95
$2.01 - $4.00	1,027,133	$2.57	5.80	823,800	$2.59	5.47
$4.01 - $6.00	366,500	$5.66	8.24	66,500	$5.01	4.45
$6.01 - $8.31	883,000	$7.17	7.93	328,331	$7.29	7.48

Nevada Pacific Gold Ltd.

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)
C$0.00 - C$5.00	271,543	C$	4.54	3.26	271,543	C$	4.54	3.26
C$5.01 - C$6.70	123,050	C$	5.96	2.01	123,050	C$	5.96	2.01

Minera Andes

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)
C$0.00 - C$2.22	130,500	C$	1.63	1.18	130,500	C$	1.63	1.18
C$2.23 - C$3.02	495,150	C$	2.41	2.04	347,101	C$	2.46	1.90

NOTE 13 LOSS PER SHARE

        As previously discussed in Note 11, the Company completed a rights issue during December 2012. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 50%

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 13 LOSS PER SHARE (Continued)

discount, a bonus element was present. The Company determined the bonus element to be an additional 10.6 million shares which would be added to the denominator that was used in computing basic and diluted earnings per share in 2011 and 2010. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of common shares and loss per common share for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands, except per share)
Weighted average number of common shares, as reported	137,046	121,987
Adjustment	10,646	10,646

Weighted average number of common shares, as adjusted	147,692	132,633

Loss per common share, as reported	$0.45	$0.27
Adjustment	(0.03)	(0.02)

Loss per common share, as adjusted	$0.42	$0.25

        The computations for basic loss per common share are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share)
Net loss for the year	$66,654	$61,872	$33,091
Weighted average number of common shares	261,223	147,692	132,633

Loss per common share	$0.26	$0.42	$0.25

NOTE 14 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES

        For the year ended December 31, 2012, the Company had rental expense under operating leases of $0.7 million (2011—$0.1 million; 2010—$0.1 million). The increase in 2012 compared to 2011 and 2010 was mainly due to the relocation of the corporate office.

        At December 31, 2012, the Company is obligated under long term leases covering office space, exploration expenditures and option payments on properties for the following minimum amounts:

Lease Obligation
(in thousands)
2013	$3,971
2014	3,861
2015	4,883
2016	521
2017	522

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 14 RENTAL EXPENSE AND COMMITMENTS AND CONTINGENCIES (Continued)

        During 2010, the Company signed three different option agreements to buy 100% of certain third party mineral concessions in Mexico. During 2012, the Company cancelled two of the option agreements as they no longer meet the Company's criteria for further development. The remaining option agreement required cash payment of $900,000 and 249,000 shares over a period of 36 months, of which $750,000 and 207,500 shares has already been paid by the end of 2012. The final installment will be paid by the end of the first quarter of 2013.

        The Company has transferred its interest in several mining properties to third parties. The Company could remain potentially liable for environmental enforcement actions related to its prior ownership of such properties. However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

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

NOTE 15 RELATED PARTY TRANSACTIONS

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

        For the year ended December 31, 2012, the Company incurred and paid $0.3 million (2011—$0.1 million) to Lexam L.P. for the use of this aircraft.

        Ending in 2011, the Company had a management services agreement ("Services Agreement") with 2083089 Ontario Inc. ("208") pursuant to which the Company agreed to reimburse 208 for rent, personnel, office expenses and other administrative services on a cost recovery basis. 208 is owned by Robert McEwen, the Chairman and Chief Executive Officer of the Company and beneficial owner of more than 5% of its voting securities. Mr. McEwen is also the Chief Executive Officer and Director of

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 15 RELATED PARTY TRANSACTIONS (Continued)

208. Effective January 2012, the Company no longer required the services agreement with 208 as those costs are now paid directly by the Company. During the year ended December 31, 2011, the Company incurred and paid $0.1 million under the agreement.

        Each of the above agreements were approved or ratified by the independent members of the Company's Board of Directors.

        As previously discussed in Note 11 Mr. McEwen purchased 2.8 million shares of common stock and 3.9 million Exchangeable Shares, in connection with the rights offering in 2012, for a total cost of $15.1 million. The rights exercised by Mr. McEwen were on the same terms and conditions as the other shareholders.

NOTE 16 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2012, 2011, and 2010:

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(in thousands, except per share)
Net loss, as reported	$(19,202)	$(21,251)	$(2,583)	$(26,285)
Adjustment—note 8	1,851	887	(71)	—

Net loss, as adjusted	$(17,351)	$(20,364)	$(2,654)	$(26,285)
Net loss per share—basic and diluted, as reported	$(0.08)	$(0.08)	$(0.01)	$(0.10)
Adjustment—note 8	0.01	0.01	—	—
Adjustment—note 13	—	—	—	—

Net loss per share—basic and diluted, as adjusted	$(0.07)	$(0.07)	$(0.01)	$(0.10)
Weighted average shares outstanding, as reported—basic and diluted	233,994	268,009	268,373	274,295
Adjustment—note 13	10,646	10,646	10,646	—

Weighted average shares outstanding, as adjusted—basic and diluted	244,640	278,655	279,019	274,295

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 16 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION (Continued)

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(in thousands, except per share)
Net loss	$(8,734)	$(13,154)	$(23,680)	$(16,304)
Net loss per share—basic and diluted, as reported	$(0.07)	$(0.09)	$(0.17)	$(0.12)
Adjustment—note 13	0.01	0.01	0.01	0.01

Net loss per share—basic and diluted, as adjusted	$(0.06)	$(0.08)	$(0.16)	$(0.11)
Weighted average shares outstanding, as reported—basic and diluted	128,914	139,646	139,725	139,753
Adjustment—note 13	10,646	10,646	10,646	10,646

Weighted average shares outstanding, as adjusted—basic and diluted	139,560	150,292	150,371	150,399

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(in thousands, except per share)
Net loss	$(6,870)	$(10,703)	$(8,170)	$(7,348)
Net loss per share—basic and diluted, as reported	$(0.06)	$(0.09)	$(0.07)	$(0.05)
Adjustment—note 13	0.01	0.01	0.01	0.00

Net loss per share—basic and diluted, as adjusted	$(0.05)	$(0.08)	$(0.06)	$(0.05)
Weighted average shares outstanding, as reported—basic and diluted	121,898	121,918	121,996	137,046
Adjustment—note 13	10,646	10,646	10,646	10,646

Weighted average shares outstanding, as adjusted—basic and diluted	132,544	132,564	132,642	147,692

NOTE 17 OPERATING SEGMENT REPORTING

        McEwen Mining is a mining and minerals exploration company focused on precious metals in Argentina, Mexico and the United States. The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for and production of precious

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 17 OPERATING SEGMENT REPORTING (Continued)

metals. Operations not actively engaged in the exploration for, or production of precious metals, are aggregated at the corporate level for segment reporting purposes.

	For the year ended December 31, 2012
	Argentina	Mexico	U.S.	Corporate & Other	Total
			(in thousands)
Gold and silver sales	$—	$5,966	$—	$—	$5,966
Income on investment in Minera Santa Cruz S.A. (net of amortization)	20,835	—	—	—	20,835
Production costs applicable to sales	—	3,861	—	—	3,861
Mine operating costs	—	8,507	—	—	8,507
Mine construction costs	—	14,260	—	—	14,260
Exploration costs	25,091	15,918	5,060	1,110	47,179
Operating loss	(8,156)	(43,417)	(25,144)	(14,688)	(91,405)
As at December 31, 2012
Investment in Minera Santa Cruz S.A.	273,948	—	—	—	273,948
Mineral property interests	539,092	12,707	215,268	—	767,067
Total assets	825,047	47,359	220,148	58,383	1,150,937

	For the year ended December 31, 2011
	Argentina	Mexico	U.S.	Corporate & Other	Total
			(in thousands)
Mine construction costs	$—	$1,745	$—	$—	$1,745
Exploration costs	—	29,160	12,825	998	42,983
Operating loss	—	(35,867)	(15,412)	(8,906)	(60,185)
As at December 31, 2011
Mineral property interests	—	12,750	232,704	—	245,454
Total assets	—	33,899	238,402	38,054	310,355

	For the year ended December 31, 2010
	Argentina	Mexico	U.S.	Corporate & Other	Total
			(in thousands)
Exploration costs	$—	$11,467	$6,975	$768	$19,210
Operating loss	—	(13,127)	(17,240)	(5,416)	(35,783)

NOTE 18 FAIR VALUE ACCOUNTING

        Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

NOTE 18 FAIR VALUE ACCOUNTING (Continued)

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

        The following table sets forth the fair value of the Company's assets and liabilities by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$70,921	$70,921	$—	$—
Marketable equity securities	3	3	—	—

	$70,924	$70,924	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$21,235	$—	$21,235	$—
Litigation settlement liability	3,830	3,830	—	—

	$25,065	$3,830	$21,235	$—

	Fair Value as at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$13,416	$13,416	$—	$—
Short-term investments	3,933	3,933	—	—
Marketable equity securities	1,480	897	583	—

	$18,829	$18,246	$583	$—

Liabilities:
Accounts payable and accrued liabilities	$5,612	$—	$5,612	$—

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

December 31, 2012

NOTE 18 FAIR VALUE ACCOUNTING (Continued)

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

        The litigation settlement liability represents the fair value of the 1,000,000 shares of the Company's common stock that are required to be issued as part of the settlement with TNR Gold Corp. Since the Company's common stock is quoted on an active market, this liability is classified within Level 1 of the fair value hierarchy.

NOTE 19 COMPARATIVE FIGURES

        Certain prior year information was reclassified to conform with the current year's presentation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the Commission's rules and forms and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
Dated: March 8, 2013	By:	/s/ ROBERT R. MCEWEN Robert R. McEwen Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2013
/s/ PERRY Y. ING Perry Y. Ing	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013
/s/ ALLEN AMBROSE Allen Ambrose	Director	March 8, 2013
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 8, 2013
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 8, 2013
/s/ RICHARD BRISSENDEN Richard Brissenden	Director	March 8, 2013
/s/ DONALD QUICK Donald Quick	Director	March 8, 2013
/s/ MICHAEL STEIN Michael Stein	Director	March 8, 2013

EXHIBIT INDEX

2.1	Arrangement Agreement, dated September 22, 2011, by and among the Company, Canadian Exchange Co. and Minera Andes (incorporated by reference from the Report on Form 8-K filed with the SEC on September, 23, 2011, Exhibit 2.1, File No. 001-33190)
3.1.1
Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001-33190)
3.1.2
Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001-33190)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190)
9.1
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
10.3
Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)
10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)
10.5
Purchase and Sale Agreement between the Company and Tonkin Springs LLC, as purchasers, and Gold Standard Royalty (Nevada) Inc., and Julian E. Simpson, as Sellers, dated July 19, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on July 25, 2011, Exhibit 10.1, File No. 001-33190)
10.6
Employment Agreement between the Company and William Faust dated July 27, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on August 2, 2011, Exhibit 10.1, File No. 001-33190)
10.7
Settlement Agreement dated for reference purposes February 4, 2013 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8-K filed with the SEC on February 7, 2013, Exhibit 10.1, File No. 001-33190)
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
*101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (ii) the Audited Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Audited Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to the Audited Consolidated Financial Statements.

*
Filed with this report