Form 10-Q
period 2013-03-31
McEwen Mining Inc.
filed 2013-05-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 258,564,713 shares outstanding as of May 3, 2013 (and 38,525,646 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share)

	Three Months ended
	March 31,
	2013	2012
		As Adjusted - note 5
REVENUE:
Gold and silver sales	$13,498	$—
(Loss) income on investment in Minera Santa Cruz S.A., net of amortization - note 5	(237)	3,049

	13,261	3,049
COSTS AND EXPENSES:
Production costs applicable to sales	10,593	—
Mine construction costs	—	4,363
Mine development costs	471	—
Exploration costs	14,600	11,784
Property holding costs	1,377	1,573
General and administrative	4,192	4,727
Acquisition costs	—	1,395
Accretion of asset retirement obligation	113	112
Depreciation	282	221
Gain on sale of assets	—	(2)

Total costs and expenses	31,628	24,173

Operating loss	(18,367)	(21,124)

OTHER INCOME (EXPENSE):
Interest income	71	125
Gain on litigation settlement	560	—
Gain on sale of gold and silver bullion	—	1,408
Foreign currency gain (loss)	291	(33)

Total other income	922	1,500

Loss before income taxes	(17,445)	(19,624)
Recovery of income taxes	6,463	2,273
Net loss	(10,982)	(17,351)

OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities, net of taxes	—	(376)

Comprehensive loss	$(10,982)	$(17,727)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.04)	$(0.07)
Weighted average common shares outstanding:
- basic and diluted	296,778	233,994

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As at
	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,122	$70,921
Investment in gold and silver bullion (market value - 2013 - $1,983; 2012 - $2,062)	1,690	1,690
IVA taxes receivable	7,887	9,150
Inventories - note 3	6,692	7,262
Other current assets	5,289	2,895

Total current assets	66,680	91,918

Mineral property interests - note 4	766,675	767,067
Restrictive time deposits for reclamation bonding - note 4	5,183	5,183
Investment in Minera Santa Cruz S.A. - note 5	273,711	273,948
Property and equipment, net	12,660	12,767
Other assets	54	54

TOTAL ASSETS	$1,124,963	$1,150,937

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,645	$21,235
Litigation settlement liability	—	3,830
Current portion of asset retirement obligation - note 4	1,272	130

Total current liabilities	13,917	25,195

Asset retirement obligation, less current portion - note 4	5,200	6,229
Deferred income tax liability - note 2	223,059	229,522
Other liabilities	400	400

Total liabilities	$242,576	$261,346

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 215,337 shares as of March 31, 2013 and 212,646 shares as of December 31, 2012 issued and outstanding
Exchangeable: 81,749 shares as of March 31, 2013 and 83,379 shares as of December 31, 2012 issued and outstanding	1,353,555	1,349,777
Accumulated deficit	(470,874)	(459,892)
Accumulated other comprehensive loss	(294)	(294)

Total shareholders’ equity	882,387	889,591

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,124,963	$1,150,937

Subsequent event - note 6

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	1,573	—	—	1,573
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Exercise of stock options	17	15	—	—	15
Exercise of stock options assumed from Minera Andes Inc. acquisition	747	2,500	—	—	2,500
Shares issued for Mexico mining concessions	42	226	—	—	226
Unrealized loss on marketable equity securities, net of taxes	—	—	(376)	—	(376)
Net loss (As adjusted - note 5)	—	—	—	(17,351)	(17,351)
Balance, March 31, 2012	267,890	$1,285,991	$(1,665)	$(410,589)	$873,737

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	378	—	—	378
Exercise of stock options	20	34	—	—	34
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Net loss	—	—	—	(10,982)	(10,982)
Balance, March 31, 2013	297,086	$1,353,555	$(294)	$(470,874)	$882,387

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
		As Adjusted - note 5
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(38,193)	$(16,512)
Cash received from gold and silver sales	13,128	—
Interest received	71	125
Cash used in operating activities	(24,994)	(16,387)
Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	—	36,337
Short-term investments (net)	—	838
Acquisition of mineral property interests	(150)	(392)
Additions to property and equipment	(175)	(1,274)
Proceeds from disposal of property and equipment	—	2
Proceeds from sale of gold and silver bullion	—	6,296
Cash (used in) provided by investing activities	(325)	41,807
Cash flows from financing activities:
Exercise of stock options	34	2,515
Cash provided by financing activities	34	2,515
Effect of exchange rate change on cash and cash equivalents	(514)	(218)
(Decrease) increase in cash and cash equivalents	(25,799)	27,717
Cash and cash equivalents, beginning of period	70,921	13,416
Cash and cash equivalents, end of period	$45,122	$41,133
Reconciliation of net loss to cash used in operating activities:
Net loss	$(10,982)	$(17,351)
Adjustments to reconcile net loss from operating activities:
Loss (income) on investment in Minera Santa Cruz S.A. (net of amortization)	237	(3,049)
Deferred income taxes	(6,463)	(2,273)
Gain on litigation settlement	(560)	—
Gain on sale of gold and silver bullion	—	(1,408)
Gain on sale of assets	—	(2)
Stock-based compensation	378	1,573
Accretion of asset retirement obligation	113	112
Depreciation	282	221
Amortization of mineral property interests and asset retirement obligations	669	—
Foreign exchange loss	514	218
Change in non-cash working capital items:
Increase in other assets related to operations	(561)	(2,020)
Dividend receivable obtained from acquisition of Minera Andes Inc.	—	9,363
Decrease in liabilities related to operations	(8,621)	(1,771)
Cash used in operating activities	$(24,994)	$(16,387)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

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

In September 2012, the Company began production at Phase 1 of the El Gallo Complex in Mexico, with a total of 6,781 gold equivalent ounces produced during the quarter ended March 31, 2013 and 13,730 gold equivalent ounces since commencement of production.

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, the consolidated balance sheets as at March 31, 2013 (unaudited) and December 31, 2012, the unaudited consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2013 and 2012, and the unaudited consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2012.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

Comprehensive Income:  In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The updated guidance requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The update is effective for the Company’s fiscal year beginning January 1, 2013.  The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2   BUSINESS ACQUISITION

On January 24, 2012, the Company completed the acquisition of Minera Andes (“the Arrangement”) through a court-approved plan of arrangement under Alberta, Canada law, under which Minera Andes, an Alberta (Canada) company, became an indirect wholly-owned subsidiary of the Company.

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining - Minera Andes Acquisition Corporation, an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 exchangeable shares.

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

The fair value of mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $508.5 million.  The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $178.0 million, which was included in the allocation of the purchase price above.  At the end of 2012, the Company reduced the deferred income tax liability from $178.0 million to $156.9 million, as a result of further fluctuations in the foreign exchange rates between the Argentine pesos and U.S. dollar from January 24, 2012 to December 31, 2012.  As at March 31, 2013, the Company recorded an additional income tax recovery of $6.2 million as a result of the fluctuations in foreign exchange rates since December 31, 2012.  This resulted in a reduction in the deferred income tax liability on these assets to $150.6 million, which is included in the deferred income tax liability balance of $223.1 million on the unaudited consolidated balance sheet as at March 31, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 3   INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Ore on leach pads	$1,689	$685
In-process inventory	1,215	3,604
Stockpiles	—	308
Precious metals	2,474	1,322
Materials and supplies	1,314	1,343
Inventories	$6,692	$7,262

NOTE 4   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

At March 31, 2013, the Company holds mineral rights in Argentina, mineral concession rights in Mexico, including the El Gallo Complex, and mineral interests in Nevada,  The El Gallo Phase 1 mine recommenced gold and silver production in September 2012. For accounting purposes, the Company achieved commercial production in September 2012.  For the year ended December 31, 2012, a total of 6,949 gold equivalent ounces were produced at El Gallo. For operational purposes, commercial production was effective as of January 1, 2013.  During the first quarter of 2013, a total of 6,781 gold equivalent ounces were produced at El Gallo.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo Phase 1 portion of the El Gallo Complex in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.  As at March 31, 2013, the closure plan has already been approved by the NDEP but is still under review by the BLM.  It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of its review.  The Company, however, is unable to meaningfully estimate possible increases at this time. The costs of undiscounted projected reclamation of El Gallo Phase 1 are currently estimated at $4.6 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2013 and December 31, 2012, had cash bonding in place of $5.2 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 4   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Changes in the Company’s asset retirement obligations for the three months ended March 31, 2013 and year ended December 31, 2012 are as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Asset retirement obligation liability - opening balance	$6,359	$6,253
Settlements	—	(47)
Accretion of liability	113	447
Adjustment reflecting updated estimates	—	(294)
Asset retirement obligation liability - ending balance	$6,472	$6,359

Reclamation expenditures are expected to be incurred between 2013 and 2040.  As at March 31, 2013, the current portion of the asset retirement obligation was $1.3 million (December 31, 2012 - $0.1 million).

If proven and probable reserves exist at the Company’s properties, and upon commencement of production, the relevant capitalized asset retirement costs and mineral property interests will be charged to expense based on the units of production method.  As previously discussed, Phase 1 of the El Gallo Complex began production in September 2012.  However, since Phase 1 of the El Gallo Complex does not contain mineralized material that satisfy the definition of proven and probable reserves under the SEC Industry Guide 7, the amortization of the capitalized asset retirement costs and mineral property interests will be charged to expense based on the straight line method over the estimated useful life of the mine.  For the three months ended March 31, 2013, the Company recorded $0.7 million of amortization expense related to Phase 1 of the El Gallo Complex, which was reported in production cost applicable to sales on the unaudited statement of operations and comprehensive loss.

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

As discussed above in Note 1, the Company acquired a 49% interest in MSC, owner and operator of the San José Silver-Gold Mine in Santa Cruz, Argentina.  The Company’s share of earnings and losses from its investment in MSC is included in the consolidated statement of operations and comprehensive loss and includes 49% of MSC’s net income of $1.2 million for the three months ended March 31, 2013.  For the three months ended March 31, 2012, MSC reported to the Company only its net income from January 25, 2012 to March 31, 2012 since the acquisition closed on January 24, 2012.

As at March 31, 2012, based on the preliminary purchase price allocation, the investment in MSC was originally allocated an estimated fair value of $225.0 million.  During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million.  The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in the amortization previously reported for the first quarter of 2012.  Below is a reconciliation of the adjustment for the first quarter of 2012.

For three months ended
March 31, 2012
(in thousands)
Amortization of fair value increments, as reported	$2,804
Adjustment	(1,851)
Amortization of fair value increments, as adjusted	$953

Net loss, as reported	$(19,202)
Adjustment	1,851
Net loss, as adjusted	$(17,351)

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

During the quarter ended March 31, 2013, it was identified that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As a result, the prior year income from the Company’s equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the current period.

Changes in the Company’s investment in MSC for the three months ended March 31, 2013 and year ended December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Investment in MSC, beginning of period	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	1,196	25,301
Amortization of fair value increments	(1,433)	(4,466)
Dividend distribution	—	(9,770)
Investment in MSC, end of period	$273,711	$273,948

A summary of the results from MSC for the three months ended March 31, 2013 and the period from January 25, 2012 (after the closing of the acquisition of Minera Andes) to March 31, 2012 is as follows:

	Three Months Ended	Period Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$43,813	$40,228
Net income - MSC 100%	2,440	8,167
McEwen Mining’s portion - 49%	1,196	4,002
Net income on investment in MSC	$1,196	$4,002
Amortization of fair value increments	(1,433)	(953)
(Loss) income on investment in MSC, net of amortization	$(237)	$3,049

As at March 31, 2013, MSC had current assets of $124.5 million, total assets of $791.4 million, current liabilities of $64.0 million and total liabilities of $247.6 million.  These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation.

NOTE 6   SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2013, 1.6 million exchangeable shares were converted into common stock.  At March 31, 2013, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 81.7 million.  Subsequent to the quarter ended March 31, 2013, Robert R. McEwen, the Company’s Chairman and Chief Executive Officer converted 42,103,285, of his exchangeable shares into common stock.

During the three months ended March 31, 2013, the Company issued 20,000 shares of common stock upon exercise of stock options under the Equity Incentive Plan at an exercise price of $1.69 per share for proceeds of $33,800.  During the same period, the Company issued the final installment of 41,500 shares of common stock as part payment for mining concessions in Mexico.  In addition, the Company issued 1 million shares of common stock in January 2013, which was previously recorded as a liability of $3.8 million as at December 31, 2012, as part of the litigation settlement agreement

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 6   SHAREHOLDERS’ EQUITY (Continued)

with TNR Gold Corp. dated November 2012 with respect to the Los Azules Copper Project.  The issuance of the shares resulted in the elimination of the liability as at March 31, 2013.

NOTE 7   STOCK-BASED COMPENSATION

There were no stock options granted during the first quarter of 2013.  During the first quarter of 2012, the Company granted 0.3 million of stock options to the Company’s Chief Operating Officer, as part of his employment contract, at an exercise price of $5.80 per share.  The options vest equally over a three year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three months ended March 31, 2013 and 2012, the Company recorded stock option expense of $0.4 million and $1.6 million, respectively.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three months ended March 31, 2013 and 2012 were as follows:

	March 31, 2013	March 31, 2012
Risk-free interest rate	—	0.97%
Dividend yield	—	n/a
Volatility factor of the expected market price of common stock	—	75%
Weighted-average expected life of option	—	6.0 years
Weighted-average grant date fair value	—	$3.80

NOTE 8   RELATED PARTY TRANSACTIONS

Since the second quarter of 2010, an aircraft owned and operated by Lexam L.P. (of which Robert R. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice.

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

For the three months ended March 31, 2013, the Company incurred and paid $70,525 (2012 - $39,893) to Lexam L.P. for the use of this aircraft.

The above agreement was approved or ratified by the independent members of the Company’s Board of Directors.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 9   OPERATING SEGMENT REPORTING

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

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended March 31, 2013
Gold and silver sales	$—	$13,498	$—	$—	$13,498
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(237)	—	—	—	(237)
Production costs applicable to sales	—	10,593	—	—	10,593
Mine development costs	—	471	—	—	471
Exploration costs	11,462	2,485	580	73	14,600
Operating loss	(11,912)	(2,050)	(945)	(3,460)	(18,367)
As at March 31, 2013
Investment in Minera Santa Cruz S.A.	273,711	—	—	—	273,711
Mineral property interests	539,092	12,282	215,301	—	766,675
Total assets	818,172	46,798	219,561	40,432	1,124,963

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
	(in thousands)
For the three months ended March 31, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization) (as adjusted - note 5)	$3,049	$—	$—	$—	$3,049
Mine construction costs	—	4,363	—	—	4,363
Exploration costs	4,805	4,755	1,814	410	11,784
Operating loss	(2,423)	(10,815)	(2,329)	(5,557)	(21,124)
As at December 31, 2012
Investment in Minera Santa Cruz S.A.	273,948	—	—	—	273,948
Mineral property interests	539,092	12,707	215,268	—	767,067
Total assets	825,047	47,359	220,148	58,383	1,150,937

NOTE 10   FAIR VALUE ACCOUNTING

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 10   FAIR VALUE ACCOUNTING (Continued)

The following table identifies the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$45,122	$45,122	$—	$—
	$45,122	$45,122	$—	$—
Liabilities:
Accounts payable and accrued liabilities	$12,645	$—	$12,645	$—
	$12,645	$—	$12,645	$—

	Fair Value as at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$70,921	$70,921	$—	$—
	$70,921	$70,921	$—	$—
Liabilities:
Accounts payable and accrued liabilities	$21,235	$—	$21,235	$—
Litigation settlement liability	3,830	3,830	—	—
	$25,065	$3,830	$21,235	$—

The Company’s cash and cash equivalents is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The carrying value of this balance approximates its fair value due to its short-term nature and historically negligible credit losses.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

The fair value of accounts payable and accrued liabilities approximates its carrying value due to their short-term nature.

The litigation settlement liability at December 31, 2012 represented the fair value of the 1,000,000 shares of the Company’s common stock that were required to be issued as part of the settlement with TNR Gold Corp. Since the Company’s common stock is quoted on an active market, the liability was classified within Level 1 of the fair value hierarchy.

NOTE 11   COMPARATIVE FIGURES

Certain prior year information was reclassified to conform with current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of May 6, 2013 for the foreseeable future. It also analyzes our financial condition at March 31, 2013 and compares it to our financial condition at December 31, 2012.  Finally, the discussion analyzes our results of our operations for the three months ended March 31, 2013 and compares those results to the three months ended March 31, 2012.  With regard to properties or projects that are not in production, we provide some details of our plan of operation.  The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under “Non-GAAP Measures” below.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2012.

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

Operating Highlights

•                  Gold equivalent production in the first quarter of 2013 totaled 29,839 ounces, which includes 23,058 gold equivalent ounces attributable to us from our 49% owned San José Mine in Argentina and 6,781 gold equivalent ounces from El Gallo Phase 1 in Mexico.

•                  Consolidated total costs and consolidated all-in sustaining cash costs totaled $885 and $1,507 per gold equivalent ounce, respectively.  Total cash costs and all-in sustaining cash costs at the San José mine in Argentina totaled $966 and $1,520 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo Phase 1 mine totaled $742 and $1,483 per gold equivalent ounce, respectively.

•                  The Company ended the quarter with $49.3 million in cash and liquid assets and no debt.

•                  All El Gallo Phase 2 permits have been submitted to or approved by the Mexican government.

Development and Exploration Activities

El Gallo Complex, Mexico

El Gallo Phase 2: Development and Permitting

During the first quarter of 2013, we continued to review all technical aspects of several permit documents prior to their official submittal. As at the date of this filing, all required El Gallo Phase 2 permits have been submitted or approved. Although approval and timing are outside of our control, we are targeting the end of the third quarter of 2013 for the remaining approvals.

The following table summarizes the status of our permits for El Gallo Phase 2 as of May 1, 2013.

El Gallo Phase 2: Permitting Schedule and Update

Key Environmental Permits

Permit	Purpose	Agency	Status
Environmental Impact Statement (MIA)	Construction/Operation	SEMARNAT	Submitted
Land Use Change (ETJ)	Construction/Operation	SEMARNAT	Submitted
Risk Analysis (RA)	Construction/Operation	SEMARNAT	Submitted
Municipal Construction Permit	Construction	Municipality	Approved
Explosives & Storage Permit	Construction/Operation	SEDENA	Approved
Archeological Release	Construction	INAH	Approved
Water Use Permit	Construction/Operation	CONAGUA	Approved

During the first quarter of 2013, we advanced deposits to proceed with the final engineering and construction of two key long lead time items for construction of Phase 2, the ball mill and filter presses. We are currently exploring several financing methods to complete  the development and construction of El Gallo Phase 2, which include the sale  of the Los Azules Copper Project in Argentina or a joint venture to develop the Los Azules Copper Project, incurring debt, issuing equity and equipment leasing. Our ability to continue with El Gallo Phase 2 is dependent on one or several of the alternatives being completed.

Exploration

Recent exploration includes drilling at the Lupita mineralized material area located within El Gallo Phase 1.  This drilling has been successful in expanding the known mineralized material at depth and along strike.  Mineralization encountered here has included long  intercepts of comparable grades to what is being mined (e.g. MLX-072 which intersected 56.4 m averaging 1.8 g/t Au, including 1.8m grading 34.7 g/t Au, disclosed in our news release dated April 11, 2013).  Drilling is currently on-going in the area between the Lupita and Sagrado Corazon mineralized materials.

During the first quarter of 2013, a new high-grade gold discovery, called Twin Domes, was identified within the El Gallo Complex. Twin Domes is located approximately 8.5 miles (14 km) west of El Gallo Phase 1 and Phase 2. Both core drilling and surface trenches were used to target the mineralization.

Currently 10 trenches are being completed over the length of the mineralization in order to gain a better understanding of the nature of the high-grade, the geology and the orientation of the veins. This work, including final assays, is expected to be completed by the second quarter of 2013. A core drill program is being planned in order to target the mineralization below 50 m, which is the current limit of the known mineralization.

Gold Bar Project, Nevada

Baseline studies were completed for the U.S. Bureau of Land Management (“BLM”) and State of Nevada for purposes of the permitting required for mine development and construction. We expect to submit our Plan of Operations permit application during the second half of 2013.  As the official permitting process has begun, we are unable to perform any drilling activities at Gold Bar.

Los Azules Copper Project, Argentina

In February 2013, we announced an updated Canadian National Instrument 43-101 compliant (“NI 43-101”) mineral resource estimate for the Los Azules Copper Project, located in Argentina, which estimated 1.6 billion tonnes of mineralized material with a weighted average grade of 0.52 percent copper.

A total of 52,000 ft. (15,843 m) was drilled at the Project during this past drill season, which ran from October 2012 to March 2013, of which 21,000 ft. (6,407 m) was drilled in the first quarter of 2013. Drilling this season has continued to focus on expanding the resource both laterally and to depth and the drill results for the season will be incorporated into a new resource estimate which will be released by the end of May 2013.

We announced the results of new metallurgical studies which tested alternative process methods that suggest potential for improved economic returns associated with the project. The tests produced encouraging results in the areas of flotation optimization, pressure oxidation on floatation concentrates, and testing of low grade material for suitability in a heap leach.

We have continued working on an updated Preliminary Economic Assessment (“PEA”) which is expected to be completed in the third quarter of 2013.  The updated PEA will be based on significantly more mineralized material and will evaluate the possibility of increasing the daily throughput. The updated PEA will also incorporate the results of the metallurgical studies.

Results of Operations — MSC

Overview

The following discussion relates only to MSC and is disclosed on a 100% basis of which we indirectly own 49%.  We account for our investment in MSC using the equity method.  MSC, the entity which owns and operates the San José Mine, is responsible for and has supplied to us all reported results and operational updates from the San José Mine.

For the three months ended March 31, 2013, MSC reported net income of $2.4 million. The amortization of the fair value increments arising from the purchase price allocation decreased the reported net income from MSC for the quarter by $2.9 million, resulting in a loss of $0.5 million. This compares to a reported net income of $18.3 million for the comparable period in 2012, which was reduced by $1.9 million for the amortization of the purchase price allocation resulting in an income of $16.4 million.

During the first quarter of 2013, the mine was shut down for a ten-day period following a severe viral infection of a food transmitted illness at the operation. Local health authorities confirmed that the illness was caused by factors external to MSC and its contractors.

Production for the three months ended March 31, 2013 was 21,078 ounces of gold and 1,350,847 ounces of silver, compared to production of 20,357 ounces of gold and 1,355,678 ounces of silver in the same period in 2012.  Production during the first quarter of 2013 was flat compared to the same period in 2012 reflecting a decrease in treated tonnage due to the ten-day production stoppage, offset by an increase in the average gold grade. Production for the three months ended March 31, 2013 also decreased when compared to fourth quarter of 2012, where production was 22,498 ounces of gold and 1,544,917 ounces of silver. This reflected a decrease in treated tonnage as a result of the ten-day production stoppage and the fact that the fourth quarter is typically the highest producing quarter of the production year, both of which were partly offset by an increase in the average gold grade.

For the three months ended March 31, 2013, net sales decreased by 27% compared to the same period of 2012 primarily as a result of a reduction in average sale prices for both gold and silver sold, as well as fewer ounces of silver sold.

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a co-product basis) for the San José Mine for the first quarter of 2013, fourth quarter of 2012, first quarter of 2012 and the full year of 2012.  Total cash costs and all-in sustaining cash costs are considered to be Non-GAAP measures (see Non-GAAP Measures, page 23).  Also included below are the production figures on a 49% attributable basis.

Total cash costs, total cash cost per ounce, all-in sustaining cash costs and all-in sustaining cash cost per ounce for the year and quarter ended December 31, 2012 were adjusted to reflect the correction of an error related to the understatement of MSC’s cost of sales under U.S. GAAP (see Investment in MSC. page19).

	Q1 2013	Q4 2012	Q1 2012	Total 2012
		As Adjusted		As Adjusted
San José - 100%
Tonnes processed (‘000)	108	129	116	510
Average grade gold (gpt)	6.87	6.00	5.98	5.79
Average head silver (gpt)	459	422	416	417
Average gold recovery (%)	88.1	90.4	91.6	90.4
Average silver recovery (%)	84.4	88.3	87.8	87.0
Gold ounces produced (‘000)	21	23	20	86
Gold ounces sold (‘000)	13	23	14	84
Silver ounces silver produced (‘000)	1,351	1,545	1,356	5,953
Silver ounces sold (‘000)	889	1,553	1,032	5,896
Net sales (‘000)	$43,813	$77,946	$59,764	$310,384
Total cash costs (‘000)	$28,895	$42,084	$23,532	$149,615
Total cash cost per gold ounce sold ($/oz)	$996	$840	$686	$778
Total cash cost per silver ounce sold ($/oz)	$18.14	$14.57	$13.27	$14.25
Total cash cost per gold equivalent ounce sold ($/oz) (1)	$966	$794	$688	$757
All-in sustaining costs (‘000)	$45,473	$65,019	$42,264	$235,740
All-in sustaining cost per gold ounce sold ($/oz)	$1,568	$1,298	$1,233	$1,226
All-in sustaining cost per silver ounce sold ($/oz)	$28.54	$22.50	$23.83	$22.45
All-in sustaining cost per gold equivalent ounce sold ($/oz) (1)	$1,520	$1,226	$1,236	$1,192

McEwen Mining - 49% share
Gold ounces produced (‘000)	10	11	10	42
Silver ounces produced (‘000)	662	757	664	2,917
Gold equivalent ounces produced (‘000) (1)	23	26	23	98

(1) Gold equivalent calculated using an average silver:gold ratio of 52:1

Sales

Net sales realized by MSC from the sale of gold and silver for the quarter ended March 31, 2013 totaled $43.8 million as compared to $59.8 million for the same period in 2012, a decrease of $16.0 million or 27%. The decrease in sales revenue was primarily as a result of a reduction in average sale prices for both gold and silver sold, as well as fewer ounces of silver sold.

The average gross sale price for gold sold in the first quarter of 2013 was $1,536 per ounce, a decrease of 12% compared to $1,737 per ounce received in the same period in 2012. In comparison, the average London P.M. fix price for gold slightly decreased by 3% to $1,632 per ounce during the first quarter of 2013, as compared to $1,691 per ounce for the same period in 2012.

The average weighted gross sale price for silver sold in the first quarter of 2013 was $28.97 per ounce, a decrease of 19% compared to $35.72 per ounce received in the same period in 2012.  In comparison, the average London P.M. fix price for silver decreased by 8% to $30.11 per ounce during the first quarter of 2013, as compared to $32.63 per ounce for the same period in 2012.

Investment in MSC

As at March 31, 2012, based on the preliminary purchase price allocation, the investment in MSC was originally allocated an estimated fair value of $225.0 million.  During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million.  The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in the amortization previously reported for the first quarter of 2012.  Below is a reconciliation of the adjustment for the first quarter of 2012.

For three months ended
March 31, 2012
(in thousands)
Amortization of fair value increments, as reported	$2,804
Adjustment	(1,851)
Amortization of fair value increments, as adjusted	$953

Net loss, as reported	$(19,202)
Adjustment	1,851
Net loss, as adjusted	$(17,351)

During the quarter, it was identified that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated resulting in an overstatement of MSC’s net income of $3.9 million. As a result, the prior year income from the Company’s equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the current period.

Changes in our investment in MSC for the three months ended March 31, 2013 and year ended December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Investment in MSC, beginning of period	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	1,196	25,301
Amortization of fair value increments	(1,433)	(4,466)
Dividend distribution	—	(9,770)
Investment in MSC, end of period	$273,711	$273,948

The following table shows a summary of the results from MSC for the three months ended March 31, 2013 and the period from January 25, 2012 to March 31, 2012, and reconciles MSC’s net income, as reported under U.S. GAAP, to the equity pickup that is reported on our financial statements.  For the three months ended March 31, 2012, MSC reported to us only its net income from January 25, 2012 to March 31, 2012 since the acquisition closed on January 24, 2012.

	Three Months Ended	Period Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$43,813	$40,228
Net income - MSC 100%	2,440	8,167
McEwen Mining’s portion - 49%	1,196	4,002
Net income on investment in MSC	$1,196	$4,002
Amortization of fair value increments	(1,433)	(953)
(Loss) income on investment in MSC, net of amortization	$(237)	$3,049

As at March 31, 2013, MSC had current assets of $124.5 million, total assets of $791.4 million, current liabilities of $64.0 million and total liabilities of $247.6 million.  These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation.

Reserves

The following is the reserve information calculated by Hochschild for the San José Mine as at December 31, 2012, which was completed and released in March 2013, subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

These figures, reported on a 100% basis, were prepared by Hochschild and audited by Eugene Puritch P.Eng., Al Hayden P.Eng., James L. Pearson P.Eng., and Fred H. Brown CPG, P.Geo., each of P&E Mining Consultants Inc. whose report dated March 8, 2013, concluded that the reserve estimates for the San José Mine prepared by Hochschild at December 31, 2012 provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy (“JORC”), NI 43-101, the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) best practices and US SEC Industry Guide 7. Each of the foregoing individuals are Qualified Persons and independent of the Corporation under NI 43-101. The mineral reserve was estimated using metal prices of $1,200 per ounce of gold and $20 per ounce of silver with a marginal revenue cut-off value of $92.88 per tonne.

Property	Category	Tonnes (000’s)	Gold (Grams per tonne)	Gold Ounces (Thousands)	Silver (Grams per tonne)	Silver Ounces (Millions)
San José Mine	Proven	830	6.73	179.6	470	12.54
	Probable	942	6.19	187.5	471	14.26
	Proven & Probable	1,772	6.44	367.1	470	26.80

As at December 31, 2012, total proven and probable gold and silver reserves increased by 7% and 20%, respectively, as compared to December 31, 2011.

Exploration

The 2013 exploration budget for the San José Mine is approximately $4.2 million.  The objective is to complete approximately 92,700 ft. (28,250 m) of diamond drilling.  The majority of this drilling will be targeting new mineralized material located south-east of the mine area.  The balance of the drilling will be for infill drilling.

During the first quarter of 2013, exploration was focused on the geological sampling and interpretation of the La Juanita and Zone 2 areas.  In addition, the digitalised geological models of the Saavedra West and Kospi Sudeste vein systems were completed.  These models provided further interpretation and identified extensions of these vein systems that can now be accessed and tested through underground drilling, with new drill targets also identified.  During the quarter, a total of 3,200 ft. (967 m) of drift development drilling was completed, with the exploration drilling campaign set to start in the latter part of the second quarter of 2013 in order to further expand resources.

At the San José Mine, we expect production for 2013 to be, on a 100% basis, approximately 91,800 ounces of gold and 6.1 million ounces of silver.

Results of Operations — El Gallo Phase 1

Overview

The following discussion relates only to El Gallo Phase 1. There are no comparative figures for the three months ended March 31, 2012 as the mine achieved commercial production, for accounting purposes, after its initial gold pour in September 2012. For operational purposes, commercial production was effective as of January 1, 2013.

For the three months ended March 31, 2013, El Gallo Phase 1 reported gold and silver sales of $13.5 million and production costs applicable to sales of $10.6 million. Production was 6,781 gold equivalent ounces for the quarter ended March 31, 2013, while sales were 8,235 gold equivalent ounces. The average gross sale price in the first quarter of 2013 was $1,639 per equivalent gold ounce sold. In comparison, the average London P.M. fix price for gold was $1,632 per ounce during the first quarter of 2013.

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on gold equivalent basis) for El Gallo Phase 1 for the first quarter of 2013, fourth quarter of 2012 and the full year of 2012. As production for operational purposes was only achieved on January 1, 2013, certain measures such as the recovery rate, total cash costs, and all-in sustaining costs have no comparative figures. Total cash costs and all-in sustaining cash costs are considered to be Non-GAAP measures (see Non-GAAP Measures, page 23).

	Q1 2013	Q4 2012	Q1 2012	Total 2012
El Gallo Phase 1
Tonnes processed (‘000)	295	248	—	327
Average grade gold (gpt)	1.10	1.16	—	1.15
Recovery rate (%)	63	—	—	—
Gold ounces produced (‘000)	6.7	6.6	—	6.9
Gold ounces sold (‘000)	8.1	3.2	—	3.2
Silver ounces silver produced (‘000)	5.7	4.5	—	4.5
Silver ounces sold (‘000)	7.8	0.3	—	0.3
Gold equivalent ounces produced (‘000) (1)	6.8	6.6	—	6.9
Net sales (‘000)	$13,498	$5,510	$—	$5,966
Total cash costs (‘000)	$6,111	$—	$—	$—
Total cash cost per gold equivalent ounce sold ($/oz) (1)	$742	$—	$—	$—
All-in sustaining costs (‘000)	$12,210	$—	$—	$—
All-in sustaining cost per gold equivalent ounce sold ($/oz) (1)	$1,483	$—	$—	$—

(1) Gold equivalent calculated using an average silver:gold ratio of 52:1

Results of Consolidated Operations

As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for the quarter ended March 31, 2012 includes the operations of Minera Andes beginning on January 25, 2012.

General.  For the first quarter ended March 31, 2013, we recorded a net loss of $11.0 million or $0.04 per share, compared to a net loss of $17.4 million or $0.07 per share for the same period in 2012.  As a result of El Gallo Phase 1 achieving commercial production for operational purposes on January 1, 2013, the operating loss for the first quarter of 2013 decreased compared to the comparable period in 2012. This was coupled with an increase in the recovery of income taxes.

Revenue.  Gold and silver sales in the first quarter of 2013 came from our Phase 1 operation in Mexico for a total of $13.5 million.  There were no sales in the 2012 period since production only began in September 2012.

Loss on investment in MSC, net of amortization, during the 2013 period was $0.2 million as compared to income of $3.0 million in the 2012 period.

Costs and Expenses.  Our costs and expenses were higher in the 2013 period than the 2012 period, primarily due to our production costs applicable to sales of El Gallo Phase 1. This was partly offset by the decrease in mine construction costs for the construction at Phase 1 of El Gallo as well as the acquisition costs related to Minera Andes that were incurred in the first quarter of 2012.  Total costs and expenses in the first quarter of 2013 totaled $31.6 million, compared to $24.2 million in the 2012 period.

Production costs applicable to sales at El Gallo were $10.6 million in the first quarter of 2013.  Production costs consist of direct mining costs which include contract mining services, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.  There were no similar costs in the comparable period in 2012 since production only began in September 2012.

Mine construction costs were nil in the 2013 period compared to $4.4 million in the 2012 period. Mine construction costs in the first quarter of 2012 were incurred at our El Gallo Complex and included mobilization and demobilization of mining equipment, road construction, pre-stripping costs, earth work for the leach pad and management costs to oversee the construction. As noted in our Critical Accounting Polices, these costs were expensed rather than capitalized as we have not demonstrated the existence of proven and probable reserves at our El Gallo Complex.  There was no similar cost in the first quarter of 2013 as construction was completed in September 2012.

Mine development costs were $0.5 million in the first quarter of 2013 and related to engineering and development costs for El Gallo Phase 2. There were no similar costs in the comparable period in 2012.

Exploration costs increased in the 2013 period by $2.8 million to $14.6 million from $11.8 million in the comparable period in 2012, reflecting higher exploration activities on the Los Azules Copper project in Argentina, partly offset by a decrease in exploration activities in Mexico and Nevada.  During the 2013 period we spent approximately $11.5 million in exploration expenditures in Argentina. Of this, $9.8 million was spent on the Los Azules Copper project, which included approximately 21,000 ft. (6,407 m) of drilling activities. The remainder was on an exploration property in Santa Cruz province, which included 3,300 ft. (1,014 m) of drilling activities.  During the 2012 period we spent approximately $4.8 million in exploration expenditures in Argentina. Of this, $3.2 million was spent on the Los Azules project where we drilled approximately 7,800 ft. (2,385 m). The remainder was spent on exploration activities in the Santa Cruz province, which included approximately 10,900 ft. (3,315 m) of drilling activities. During the 2013 period we spent approximately $2.5 million in exploration expenditures in Mexico, which included approximately 24,800 ft. (7,550 m) of drilling, as compared to $4.8 million and approximately 46,000 ft. (14,000 m) drilled in 2012.  During the 2013 period we spent approximately $0.6 million in exploration expenditures in the US, primarily on permitting efforts for the Gold Bar project in Nevada, compared to $1.8 million in the comparable period in 2012, during which we drilled approximately 2,900 ft. (893 m).

Property holding costs decreased slightly in the 2013 period by $0.2 million to $1.4 million as compared to $1.6 million in the 2012 period.

General and administrative costs decreased slightly in the 2013 period by $0.5 million to $4.2 million as compared to $4.7 million in 2012.

Other Income (Expenses).   Gain on litigation settlement relates to the 1,000,000 shares issued as part of the settlement of the lawsuit with TNR Gold Corp. in November 2012 with respect to the Los Azules Copper Project.  The shares were issued in January 2013, thus resulting in the elimination of the liability as at March 31, 2013 and a gain on settlement of $0.6 million.

We did not dispose of any of our investment in gold and silver bullion during the 2013 period.  During the 2012 period, we sold 4,863 ounces of gold bullion and 527,843 ounces of silver bullion purchased as investments at a gain of $1.4 million.

Recovery of income taxes.     Recovery of income taxes was $6.5 million in the 2013 period as compared to $2.3 million in the 2012 period.  The 2013 amount includes $6.2 million, compared to $2.3 million for the quarter ended March 31, 2012, from the revaluation of the deferred income tax liability balance denoted in Argentine pesos to U.S. dollars, and the reversal of the deferred income tax liabilities related to the amortization of asset retirement costs and mineral property interests of $0.2 million.

Non-GAAP Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. We use total cash costs and all-in sustaining cash costs as an operating performance indicator. We report this measure to provide additional information regarding operational efficiencies at the San José Mine and Phase 1 of El Gallo. Total cash costs and all-in sustaining cash costs should be considered as Non-GAAP performance measures and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  There are material limitations associated with the use of such Non-GAAP measures.  Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined in accordance with U.S. GAAP.

Total Cash Costs and All-In Sustaining Cash Costs

The terms total cash costs, total cash cost per ounce, all-in sustaining cash costs and all-in sustaining cash cost per ounce used in this section are for the reporting of the MSC operations and Phase 1 of El Gallo and are considered to be non-GAAP measures.  Total cash costs consists of geology, mining, processing, general and administrative costs, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs and export taxes.  All-in sustaining cash costs consists of total cash costs (as noted above), plus allocable corporate general and administrative costs, environmental rehabilitation costs, mine site exploration and development costs, and sustaining capital expenditures.  Co-product average total cash costs and all-in sustaining cash costs are calculated by dividing the respective proportionate share of the total cash costs and all-in sustaining cash costs for each metal for the period by the ounces of each respective metal sold.  Depreciation is excluded from both total cash costs and all-in sustaining cash costs.

The World Gold Council believes that the all-in sustaining cash costs measure better represents the total costs associated with producing gold.  We have adopted this reporting methodology based on a draft standard from the World Gold Council and there is no assurance that these measures are necessarily comparable to our industry peers.

Below is the calculation of consolidated total cash costs per gold equivalent ounce and consolidated all-in sustaining cash costs per gold equivalent ounce for the Company. Total and all-in sustaining cash costs for the San José Mine are provided to us by MSC. A reconciliation of production costs applicable to sales to total and all-in sustaining cash costs for El Gallo Phase 1 is shown below.

For the three months ended
March 31, 2013
(in thousands, except per ounce)

Total cash costs for MSC (49%basis)	$14,159
Total cash costs for El Gallo Phase 1	$6,111
Consolidated total cash costs	20,270
Consolidated total cash cost per gold equivalent ounce	$885

All-in sustaining cash costs for MSC (49%basis)	$22,282
All-in sustaining cash costs for El Gallo Phase 1	12,210
Consolidated all-in sustaining cash costs	$34,492
Consolidated all-in sustaining cash cost per gold equivalent ounce	$1,507

Gold equivalent ounces sold from MSC (49%basis)	14,658
Gold equivalent ounces sold from El Gallo Phase 1	8,235
Consolidated gold equivalent ounces	22,893

San Jose Mine (on a 100% basis)

Total cash costs for the San José Mine were $28.9 million for the quarter ended March 31, 2013, compared to $23.5 million for the same period in 2012.  The increase in costs in 2013 was due to inflationary pressure on labor costs, materials and supplies within Argentina.  All-in sustaining cash costs were $45.5 million for the first quarter of 2013, compared to $42.3 million for the same period in 2012.

On a per-ounce co-product basis, the average total cash cost was $996 per ounce of gold and $18.14 per ounce of silver for the quarter ended March 31, 2013, compared to $686 per ounce of gold and $13.27 per ounce of silver for the same period in 2012. On a per-ounce co-product basis, the average all-in sustaining cash cost was $1,568 per ounce of gold and $28.54 per ounce of silver for the quarter ended March 31, 2013, compared to $1,233 per ounce of gold and $23.83 per ounce of silver for the same period in 2012.  Approximately 44% of the value of the sales in the first quarter of 2013 was derived from gold and 56% was derived from silver.  This compares to 42% and 58% for gold and silver, respectively, for the same period in 2012. The increase in per-ounce co-product costs for both gold and silver during the quarter ended March 31, 2013 compared to the prior quarter is primarily related to the ten-day production stoppage due to severe viral infection of a food transmitted illness along with higher labor costs, higher materials and supplies costs and inflationary pressure within Argentina.  All-in sustaining costs per ounce also increased as a result of higher development costs on a per ounce basis due to 35% less ounces being sold than produced in the quarter. Development costs are expensed against ounces sold as opposed to ounces produced for the purposes of all-in sustaining costs . Fewer ounces were sold in the quarter due to the timing of shipments. This is expected to reverse in future quarters, where more ounces are expected be sold than produced.

El Gallo Phase 1

Total cash costs for the El Gallo Phase 1 were $6.1 million for the quarter ended March 31, 2013. All-in sustaining cash costs were $12.2 million for the period. There are no comparable costs for the comparable period in 2012 as the mine achieved commercial production for operational purposes in January 2013.

On a per-ounce gold equivalent basis, the average total cash cost was $742 per gold equivalent ounce compared to our expected cash cost of $1,135-$1,235 per ounce for 2013. Costs were lower than estimated due to a higher percentage of waste tonnes being allocated to pre-stripping than initially estimated. We are decreasing our expected cash cost from $1,135-$1,235 per ounce to $700-$800 per ounce for the remainder of the year.

During the quarter, the all-in sustaining cost at El Gallo Phase 1 totaled $1,483 per gold equivalent ounce. This is higher than our full-year guidance of $1,200-$1,235 per ounce due to increased exploration activity at the mine. Approximately $0.8 million (or $97 per gold equivalent ounce, based on El Gallo’s gold equivalent ounces sold of 8,235 for the first quarter of 2013) was incurred during the quarter due to the discovery of the Central Zone. Further, an additional $3.8 million (or $463 per gold equivalent ounce, based on El Gallo’s gold equivalent ounces sold of 8,235 for the first quarter of 2013) was related to pre-stripping required for future ore access. The amount of pre-stripping required for the remainder of the year is expected to be less than the first quarter of 2013. During the quarter, the average strip ratio was approximately 10:1 and is expected to decrease as a result of a pit optimization plan which took effect mid-March.

Below is the reconciliation of production costs applicable to sales to total cash costs per gold equivalent ounce and all-in sustaining cash costs per gold equivalent ounce.

For the three months ended
March 31, 2013
(in thousands, except per ounce)

Production costs applicable to sales	$10,593
Less: Depreciation	(669)
Less: Pre-stripping costs for future pit access	(3,813)
Total cash cost	$6,111
General and administrative expenses	$662
On site exploration expenses	1,624
Pre-stripping costs for future pit access	3,813
All-in sustaining cash costs	$12,210

Gold equivalent ounces sold	8,235
Total cash cost per gold equivalent ounces sold	$742
All-in sustaining cash costs per gold equivalent ounce sold	$1,483

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $52.8 million, comprised of current assets of $66.7 million and current liabilities of $13.9 million.  This represents a decrease of approximately $13.9 million from the working capital balance of $66.7 million at fiscal year end December 31, 2012.

Net cash used in operations for the quarter ended March 31, 2013 increased to $25.0 million from $16.4 million for the corresponding period in 2012, mainly due to increases in cash paid to suppliers and employees as a result of our production costs at El Gallo Phase 1 as well as increased exploration expenditures, partially offset by cash received from our gold and silver sales from our production in Mexico of $13.1 million. Cash paid to suppliers and employees increased to $38.2 million during the 2013 period from $16.5 million during the 2012 period.

Cash used by investing activities for the quarter ended March 31, 2013 was $0.3 million, primarily relating to acquisitions of mineral property interests and additions to property and equipment.  This compares to cash provided by investing activities of $41.8 million in the comparable period in 2012, primarily due to cash received from the acquisition of Minera Andes of $36.3 million as well as proceeds from the sale of gold and silver bullion of $23.8 million.

Cash provided by financing activities for the first quarter of 2013 was close to nil as the number of stock options exercised was only 20,000, compared to $2.5 million in 2012 from the exercise of 764,000 stock options, of which 747,000 were assumed from the Minera Andes acquisition.

We believe our working capital at March 31, 2013 is sufficient to fund ongoing exploration and corporate activities over the next 12 months.  Our sources of working capital at March 31, 2013 include cash on hand, other current assets, revenue from Phase 1 of El Gallo and any distributions from the San José Mine.  However, in order to fund the development of El Gallo Phase 2, pending receipt of regulatory approvals, we will need to raise additional capital given the capital cost is estimated at approximately $180 million which significantly exceeds our available working capital.  We are currently exploring several financing methods to complete the development and construction of El Gallo Phase 2, which include the sale of the Los Azules Copper Project in Argentina or a joint venture to develop the Los Azules Copper Project, incurring debt, issuing equity and equipment leasing. Our ability to continue with El Gallo Phase 2 is dependent on one or several of the alternatives being completed.

Off-Balance Sheet Arrangements

As of March 31, 2013, we were not involved in any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our critical accounting policies and estimates since December 31, 2012.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements about our anticipated exploration results, cost of production, receipt of permits and plans for the development of our properties;

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

•      accidents, public health issues, and labor disputes.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized material market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $21.2 million at March 31, 2013, a 1% change in the Canadian dollar would result in a gain/loss of $0.2 million being recorded in the consolidated statement of operations.

Since 2008, the Argentine peso has been steadily devaluing against the US dollar by 10-20% on an annual basis.  Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso.  A severe devaluation could result in material foreign exchange losses as reported in US dollars.

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

Commodity Price Risk

We own a 49% interest in the San José Mine, an operating silver-gold mine in Santa Cruz, Argentina, and we have commenced production of gold and silver from our 100% owned El Gallo Complex.  As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We also hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $1.7 million at March 31, 2013, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $0.2 million.  At March 31, 2013, our gold and silver bullion had a combined fair value of $2.0 million.  Additionally, based on our revenues from gold and silver sales of $13.5 million for the quarter ended March 31, 2013, a 10% change in the price of gold and silver would have had an impact of approximately $1.3 million on our revenues.

Credit Risk

We may be exposed to credit loss through our doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2013 we did not have any significant credit exposure associated with our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at March 31, 2013, we continue to face credit risk on the collection of our IVA receivables.

Foreign Country Risk

Our El Gallo Project and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2013, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico.  This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Presidential and congressional elections were held in July 2012 with Enrique Pena Nieto from the Institutional Revolutionary Party (PRI) winning the presidency and the PRI winning the most seats but failing to win a majority in Congress.  The new president took office in December 2012.  The Mexican government is currently in the process of introducing a mining contribution tax. Under the current proposal presented by the PRI party, which has been approved by congress but has not passed the senate, the mining contribution tax would be calculated at 5% of pre-tax earnings, excluding certain deductions which are permitted for income tax calculation purposes. Further review of this proposal may take place at the next ordinary session of the senate in the fall of 2013. Any mining contribution tax paid is expected to be deductible for purposes of calculating Mexican income tax.  A second proposal was submitted by an opposing party, which included a royalty on production at a rate of 4.65%. This second proposal was not yet discussed by congress and has not passed the senate.  Should this or a similar tax or royalty proposal be passed into law, it would be expected to increase our operating costs in Mexico.

We also have material properties located in Argentina.  There are risks relating to an uncertain or unpredictable political and economic environment in Argentina.  During an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment of a number of official loans to multinational organizations.  In addition, the Argentinean government has renegotiated or defaulted on contractual arrangements.  In January 2008, the Argentinean government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country.  Although this particular change did not affect MSC as their fiscal stability certificate explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentinean government will not unilaterally take other action which could have a material adverse effect on our interests in Argentina, including in particular the San José Mine.

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

Further, under current regulations, Argentinean residents, including MSC, are not allowed to purchase in the Foreign Exchange Market foreign currency without a specific purpose, which includes foreign currency to be held in Argentina and other cross-border transfers; and as such, though Argentinean companies may freely acquire and transfer foreign currency abroad to pay profits and dividends to foreign shareholders (provided that they relate to final and audited financial statements), in an attempt to stop capital flight and control the dollar the government has kept restricting (by means of a “de facto” measure) the transfer of dividends abroad.

In April 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company. There also exist current restrictions to imports and provisions relating to local sourcing of transports and substitution of imports of goods and services. These measures may impact the quality and supply of the products and services. Other unanticipated changes by the Argentinean government could negatively impact the profitability of the San José Mine or affect our ability to explore or develop our Los Azules project or other exploration properties in Argentina.  Political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate.

Item 4. CONTROLS AND PROCEDURES

(a)                                 We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. RISK FACTORS

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. Under Argentinian Law, concessions are granted by provincial governments for unlimited periods of time, subject to certain conditions, one of which relates to “activity of the mine”. Under Section 225 of the Argentinean Mining Code, inactivity of a mine cannot take place for a period of more than 4 years, or it may give ground to the revocation of the concession subject to regulations requirements. Further, we are subject to certain restrictions on real property, including Argentina Rural Lands Law 26 737, which restricts access to rural lands in Argentina to foreign individuals or legal entities that own or possess, or has the intention to own or possess, rural lands.

We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of Gold Bar.  The Company does not presently own water rights for mining purposes in connection with the Gold Bar property. Water rights will be necessary to obtain operating permits and to conduct mining operations. There is no assurance that the Company will be able to secure the necessary water rights to support planned development and operation.

Gain recognized by non-U.S. holders and non-U.S. persons holding any interest in the Company other than solely as a creditor (including, for example, interests in the form of our convertible debt, if any) on the sale or other disposition of our securities may be subject to U.S. federal income tax.  We believe that we currently are not a “United States real property holding corporation” under section 897(c) of the Internal Revenue Code (the “Code”), or USRPHC, and that there is a substantial likelihood that we will not to be a USRPHC in the foreseeable future. However, the Company believes that it has been a USRPHC on one or more determination dates in the preceding five years. Subject to certain exceptions, securities (other than securities that provide no interest in a corporation other than solely as a creditor) issued by a corporation that has been a USRPHC at any time during the preceding five years (or the non-U.S. holder’s holding period for such securities, if shorter) are treated as U.S. real property interests, or USRPIs, and a gain recognized by a non-U.S. holder on the sale or other disposition of a USRPI is subject to regular U.S. federal income tax, on a net basis at graduated rates, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. If gain recognized by a non-U.S. holder from the sale or other disposition of McEwen Mining common stock or other securities is subject to regular net basis income tax under these rules, the transferee of such McEwen Mining common stock or other securities may be required to deduct and withhold a tax equal to 10% of the gross amount paid to the non-U.S. holder with respect to the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the non-U.S. holder for the year in which the sale or other disposition occurs.

Item 6.  EXHIBITS

The following exhibits are filed or furnished with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Three Months Ended March 31, 2013 and 2012, (iv) the Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 8, 2013	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Date: May 8, 2013	By Perry Y. Ing, Vice President and
Chief Financial Officer