Form 10-Q
period 2013-06-30
McEwen Mining Inc.
filed 2013-08-09
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIRES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 262,997,768 shares outstanding as of August 6, 2013 (and 34,116,591 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
		Adjusted (note 6)		Adjusted (note 6)
REVENUE:
Gold and silver sales	$10,459	$—	$23,957	$—
(Loss) income on investment in Minera Santa Cruz S.A., net of amortization (note 6)	(1,551)	679	(1,788)	3,728
	8,908	679	22,169	3,728
COSTS AND EXPENSES:
Production costs applicable to sales	8,278	—	18,871	—
Mine operating costs	—	3,494	—	6,216
Mine construction costs	—	6,994	—	8,635
Mine development costs	98	—	569	—
Exploration costs	4,889	10,073	19,489	21,857
Property holding costs	316	407	1,693	1,980
General and administrative	4,217	4,089	8,409	8,816
Acquisition costs	—	47	—	1,442
Accretion of asset retirement obligation (note 5)	121	120	234	232
Depreciation	245	263	527	484
Impairment of investment in MSC (note 6)	95,878	—	95,878	—
Impairment of mineral property interests and property and equipment (note 5)	27,729	179	27,729	179
Loss (gain) on sale of assets (note 5)	6,791	(128)	6,791	(130)
Total costs and expenses	148,562	25,538	180,190	49,711
Operating loss	(139,654)	(24,859)	(158,021)	(45,983)
OTHER INCOME (EXPENSE):
Interest income	68	57	139	182
Gain on litigation settlement (notes 7 and 11)	—	—	560	—
Gain on sale of gold and silver bullion (note 4)	—	434	—	1,842
Unrealized loss on gold and silver bullion (note 4)	(274)	(359)	(274)	(359)
Other-than-temporary impairment on marketable equity securities	—	(1,993)	—	(1,993)
Foreign currency (loss) gain	(1,226)	79	(935)	46
Total other income (expense)	(1,432)	(1,782)	(510)	(282)

Loss before income taxes	(141,086)	(26,641)	(158,531)	(46,265)
Recovery of income taxes	12,405	6,277	18,868	8,550
Net loss	(128,681)	(20,364)	(139,663)	(37,715)

OTHER COMPREHENSIVE LOSS:
Unrealized gain on available-for-sale securities, net of taxes	—	1,375	—	999
Comprehensive loss	$(128,681)	$(18,989)	$(139,663)	$(36,716)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.43)	$(0.08)	$(0.47)	$(0.15)
Weighted average common shares outstanding:
- basic and diluted	297,097	268,009	296,938	251,001

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As at
	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,773	$70,921
Investment in gold and silver bullion (market value - 2013 - $1,416; 2012 - $2,062) (note 4)	1,416	1,690
IVA taxes receivable	9,031	9,150
Inventories (note 3)	7,967	7,262
Other current assets	4,617	2,895
Total current assets	57,804	91,918

Mineral property interests (note 5)	731,449	767,067
Restrictive time deposits for reclamation bonding (note 5)	5,183	5,183
Investment in Minera Santa Cruz S.A. (note 6)	176,282	273,948
Property and equipment, net	11,599	12,767
Other assets	54	54
TOTAL ASSETS	$982,371	$1,150,937

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,694	$21,235
Litigation settlement liability (notes 7 and 11)	—	3,830
Current portion of asset retirement obligation (note 5)	1,311	130
Total current liabilities	12,005	25,195

Asset retirement obligation, less current portion (note 5)	5,237	6,229
Deferred income tax liability (notes 2 and 5)	210,654	229,522
Other liabilities	400	400
Total liabilities	$228,296	$261,346

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 261,302 shares as of June 30, 2013 and 212,646 shares as of December 31, 2012 issued and outstanding
Exchangeable: 35,812 shares as of June 30, 2013 and 83,379 shares as of December 31, 2012 issued and outstanding	1,353,924	1,349,777
Accumulated deficit	(599,555)	(459,892)
Accumulated other comprehensive loss	(294)	(294)
Total shareholders’ equity	754,075	889,591
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$982,371	$1,150,937

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	2,135	—	—	2,135
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Exercise of stock options	317	594	—	—	594
Exercise of stock options assumed from Minera Andes Inc. acquisition	852	2,710	—	—	2,710
Shares issued for Mexico mining concessions	42	227	—	—	227
Realized loss on marketable securities	—	—	(994)	—	(994)
Other-than-temporary impairment on marketable equity securities	—	—	1,993	—	1,993
Net loss (adjusted - note 6)	—	—	—	(37,715)	(37,715)
Balance, June 30, 2012	268,295	$1,287,343	$(290)	$(430,953)	$856,100

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	686	—	—	686
Exercise of stock options	48	95	—	—	95
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Net loss	—	—	—	(139,663)	(139,663)
Balance, June 30, 2013	297,114	$1,353,924	$(294)	$(599,555)	$754,075

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
		Adjusted (note 6)
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(58,521)	$(42,781)
Cash received from gold and silver sales	23,197	—
Interest received	139	125
Cash used in operating activities	(35,185)	(42,656)
Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	—	36,337
Short-term investments (net)	—	3,933
Acquisition of mineral property interests	(150)	(563)
Additions to property and equipment	(225)	(1,658)
Proceeds from disposal of property and equipment	510	53
Proceeds from sale of gold and silver bullion	—	11,330
Cash provided by investing activities	135	49,432
Cash flows from financing activities:
Exercise of stock options	95	3,304
Cash provided by financing activities	95	3,304
Effect of exchange rate change on cash and cash equivalents	(1,193)	(98)
(Decrease) increase in cash and cash equivalents	(36,148)	9,982
Cash and cash equivalents, beginning of period	70,921	13,416
Cash and cash equivalents, end of period	$34,773	$23,398

Reconciliation of net loss to cash used in operating activities:
Net loss	$(139,663)	$(37,715)
Adjustments to reconcile net loss from operating activities:
Impairment of investment in MSC	95,878	—
Impairment of mineral property interests and property and equipment	27,729	179
Loss (gain) on sale of assets	6,791	(130)
Loss (income) on investment in Minera Santa Cruz S.A. (net of amortization)	1,788	(3,728)
Recovery of income taxes	(18,868)	(8,550)
Gain on litigation settlement	(560)	—
Gain on sale of gold and silver bullion	—	(1,842)
Unrealized loss on silver bullion	274	359
Other-than-temporary impairment on marketable equity securities	—	1,993
Stock-based compensation	686	2,135
Accretion of asset retirement obligation	234	232
Depreciation	527	484
Amortization of mineral property interests and asset retirement obligations	956	—
Foreign exchange loss	1,193	98
Change in non-cash working capital items:
Increase in other assets related to operations	(1,534)	(2,810)
Dividend receivable obtained from acquisition of Minera Andes Inc.	—	9,363
Decrease in liabilities related to operations	(10,616)	(2,724)
Cash used in operating activities	$(35,185)	$(42,656)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

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

In September 2012, the Company began production at the El Gallo 1 mine in Mexico, with a total of 15,342 gold equivalent ounces produced during the six months ended June 30, 2013 and 22,291 gold equivalent ounces since commencement of production.

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, the consolidated balance sheets as at June 30, 2013 (unaudited) and December 31, 2012, the unaudited consolidated statement of changes in shareholders’ equity for the  six months ended June 30, 2013  and 2012, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2012.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

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

NOTE 2   BUSINESS ACQUISITION

On January 24, 2012, the Company completed the acquisition of Minera Andes (“the Arrangement”) through a court-approved plan of arrangement under Alberta, Canada law pursuant to which Minera Andes, an Alberta (Canada) company, became an indirect wholly-owned subsidiary of the Company.

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining - Minera Andes Acquisition Corporation, an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares owned by the holder, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 exchangeable shares.

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

The fair value of mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $508.5 million.  The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $178.0 million, which was included in the allocation of the purchase price above.  At the end of 2012, the Company reduced the deferred income tax liability from $178.0 million to $156.9 million, as a result of further fluctuations in the foreign exchange rates between the Argentine pesos and U.S. dollar from January 24, 2012 to December 31, 2012.  As at June 30, 2013, the Company recorded an additional income tax recovery of $13.7 million as a result of the fluctuations in foreign exchange rates since December 31, 2012.  The Company also recorded a $2.3 million recovery on impairment charges pertaining to its Santa Cruz mineral property interests.  This resulted in a reduction in the deferred income tax liability on these assets to $140.9 million, which is included in the deferred income tax liability balance of $210.7 million on the unaudited consolidated balance sheet as at June 30, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 3   INVENTORIES

Inventories at June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Ore on leach pads	$2,769	$685
In-process inventory	852	3,604
Stockpiles	133	308
Precious metals	2,492	1,322
Materials and supplies	1,721	1,343
Inventories	$7,967	$7,262

NOTE 4   GOLD AND SILVER BULLION

The Company invested a portion of its cash in physical gold and silver bullion. Below is the balance of its holdings of gold and silver as at June 30, 2013 and December 31, 2012:

	As at June 30, 2013		As at December 31, 2012
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
Number of ounces	793	24,969	793	24,969
Average cost per ounce	$1,192.00	$18.86	$1,278.63	$27.08
Total cost	$945	$471	$1,014	$676
Fair value per ounce	$1,192.00	$18.86	$1,657.50	$29.95
Total fair value	$945	$471	$1,314	$748

The fair value of gold and silver was based on the daily London P.M. fix as at June 30, 2013 and December 31, 2012. Since ASC Topic 815, Derivatives and Hedging, does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

As at June 30, 2013, the Company’s average cost was $1,278.63 and $27.08 per ounce of gold and silver, respectively, compared to its fair value of $1,192.00 and $18.86 per ounce, respectively. As a result of the fair value being lower than the carrying value, the Company reduced its average cost per ounce and recorded an unrealized loss of $0.1 million and $0.2 million on its gold and silver bullion, respectively, in its statements of operations and comprehensive loss for the three and six month periods ended June 30, 2013. Changes in the Company’s holdings of gold and silver for the six months ended June 30, 2013 and year ended December 31, 2012 are as follows:

	Six months ended June 30, 2013			Year ended December 31, 2012
	Gold	Silver	Total	Gold	Silver	Total
	(in thousands)
Opening Balance	$1,014	$676	$1,690	$7,232	$15,578	$22,810
Proceeds from sale	—	—	—	(7,982)	(15,854)	(23,836)
Gain on sale	—	—	—	1,764	1,311	3,075
Unrealized loss	(69)	(205)	(274)	—	(359)	(359)
Ending Balance	$945	$471	$1,416	$1,014	$676	$1,690

Subsequent to the quarter ended June 30, 2013 the Company disposed of its remaining gold and silver bullion at a market price of $1,245.70 per ounce of gold and $19.18 per ounce of silver for net proceeds of approximately $1.5 million.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

At June 30, 2013, the Company held mineral rights in Argentina, mineral concession rights in Mexico, including the El Gallo Complex, and mineral interests in Nevada.  The El Gallo 1 mine recommenced gold and silver production in September 2012. For accounting purposes, the mine achieved commercial production in September 2012.  For the year ended December 31, 2012, a total of 6,949 gold equivalent ounces were produced at El Gallo. For operational purposes, commercial production was effective as of January 1, 2013.  For the three and six months ended June 30, 2013, a total of 8,561 and 15,342 gold equivalent ounces were produced at El Gallo, respectively.

In May 2013, the Company entered into a sale agreement for certain mining claims in the Limo Complex, Nevada, for a sales price of $0.8 million. The claims had a carrying value of $7.2 million. As the carrying value exceeded the proceeds from the sales agreement, the Company recorded a loss on disposal of $6.4 million. The Limo Complex is part of the “Nevada” segment as shown in Note 10. At as June 30, 2013, the proceeds from the sale of these claims had not yet been collected, and are included as a receivable in other current assets on the Company’s balance sheets. The proceeds were subsequently collected on July 17, 2013.

During the second quarter of 2013, the Province of Santa Cruz, Argentina, passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the tax and the mining industry is waiting for publication of regulations detailing these matters, it is expected that the law will be onerous and may limit future exploration activities in the province. Based on this development, along with a significant decline in gold and silver market prices during the second quarter of 2013 and continued inflationary pressures resulting in a depressed market for exploration companies in Argentina, the Company concluded that there were indicators that the carrying value of the mineral property interests located in the Santa Cruz Province may not be recoverable. The Company engaged a third party valuator to test the recoverability and determine the fair value of these properties. The valuator used a market approach to estimate the fair value of the properties by using the observed market value per acre in the region. Refer to Note 11, Fair Value Accounting, for further details on the valuation technique used in the determination of the fair value of these assets.

Based on this approach, it was determined that the carrying values of these mineral property interests exceeded their fair value, and as result, an impairment was recorded on the following mineral property interests for the quarter ended June 30, 2013:

		Three Months Ended June 30,		Six Months Ended June 30,
Name of Property/Complex	Segment	2013	2012	2013	2012
Telken Tenements	Argentina	$13,792	$—	$13,792	$—
Este Tenements	Argentina	2,784	—	2,784	—
Piramides Tenements	Argentina	5,079	—	5,079	—
Tobias Tenements	Argentina	6,074	—	6,074	—
Property, plant and equipment	Argentina	—	179	—	179
Total impairment		$27,729	$179	$27,729	$179

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

The corresponding deferred income tax for the properties which were sold or impaired in the second quarter of 2013 was $4.8 million. This $4.8 million was recorded as a reduction to deferred income tax liability and a recovery of deferred income taxes on the statement of operations and comprehensive loss.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 portion of the El Gallo Complex in Mexico.  The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property as required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.  As at June 30, 2013, the closure plan has already been approved by the NDEP but is still under review by the BLM.  It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of its review.  The Company, however, is unable to meaningfully estimate possible increases at this time. The costs of undiscounted projected reclamation of El Gallo 1 are currently estimated at $4.6 million.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at June 30, 2013 and December 31, 2012, had cash bonding in place of $5.2 million.  Under Mexican regulations, surety bonding of projected reclamation costs is not required.

Changes in the Company’s asset retirement obligations for the six months ended June 30, 2013 and year ended December 31, 2012 are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Asset retirement obligation liability - opening balance	$6,359	$6,253
Settlements	(45)	(47)
Accretion of liability	234	447
Adjustment reflecting updated estimates	—	(294)
Asset retirement obligation liability - ending balance	$6,548	$6,359

Reclamation expenditures are expected to be incurred between 2013 and 2040.  As at June 30, 2013, the current portion of the asset retirement obligation was $1.3 million (December 31, 2012 - $0.1 million).

If proven and probable reserves exist at the Company’s properties, and upon commencement of production, the relevant capitalized asset retirement costs and mineral property interests will be charged to expense based on the units of production method.  As previously discussed, Phase 1 of the El Gallo Complex began production in September 2012.  However, since Phase 1 of the El Gallo Complex does not contain mineralized material that satisfy the definition of proven and probable reserves under the SEC Industry Guide 7, the amortization of the capitalized asset retirement costs and mineral property interests will be charged to expense based on the straight line method over the estimated useful life of the mine.  For the three and six months ended June 30, 2013, the Company recorded $0.3 million and  $1.0 million of amortization expense related to Phase 1 of the El Gallo Complex, respectively, which was reported in production cost applicable to sales on the unaudited statement of operations and comprehensive loss.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 6   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

As discussed above in Note 1, the Company acquired a 49% interest in MSC, owner and operator of the San José Silver-Gold Mine in Santa Cruz, Argentina.  The Company’s share of earnings and losses from its investment in MSC is included in the consolidated statement of operations and comprehensive loss and includes 49% of MSC’s net income of $1.3 million for the six months ended June 30, 2013.  For the six months ended June 30, 2012, MSC reported to the Company only its net income from January 25, 2012 to June 30, 2012 since the acquisition closed on January 24, 2012.

As at June 30, 2012, based on the preliminary purchase price allocation, the investment in MSC was originally allocated an estimated fair value of $225.0 million. During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million. The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in the amortization previously reported for the second quarter of 2012. Below is a reconciliation of the adjustment for the second quarter of 2012.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(in thousands)

Amortization of fair value increments, as reported	$1,803	$4,607
Adjustment	(887)	(2,738)
Amortization of fair value increments, as adjusted	$916	$1,869

Net loss, as reported	$(21,251)	$(40,453)
Adjustment	887	2,738
Net loss, as adjusted	$(20,364)	$(37,715)

During the first quarter of 2013, it was identified that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As a result, the prior year income from the Company’s equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013.

During the second quarter of 2013, as a result of the new tax on mining real estate property in the Province of Santa Cruz (discussed in Note 5), coupled with a significant decline in gold and silver market prices and rising operating costs, the Company concluded that there were indicators that there was a loss in value in its investment in MSC that was other than temporary. The Company engaged a third party valuator to test the recoverability and determine the fair value of its investment in MSC. The valuator used a discounted cash flow approach and determined that the carrying value of the Company’s investment in MSC exceeded its estimated fair value. As the loss in value of the investment was considered other than temporary, an impairment of $95.9 million was recorded in the second quarter of 2013. Refer to Note 11, Fair Value Accounting, for assumptions used in the determination of the fair value of this asset. The investment in MSC is part of the “Argentina” segment as shown in Note 10.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 6   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

Changes in the Company’s investment in MSC for the six months ended June 30, 2013 and year ended December 31, 2012 are as follows:

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
	(in thousands)
Investment in MSC, beginning of period	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	1,256	25,301
Amortization of fair value increments	(3,044)	(4,466)
Dividend distribution	—	(9,770)
Impairment of investment in MSC	(95,878)	—
Investment in MSC, end of period	$176,282	$273,948

A summary of the results from MSC for the three and six months ended June 30, 2013 and the period from January 25, 2012 (after the closing of the acquisition of Minera Andes) to June 30, 2012 is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Sales - MSC 100%	$68,556	$56,375	$112,369	$96,603
Net income - MSC 100%	124	3,255	2,564	11,422
McEwen Mining’s portion - 49%	61	1,595	1,256	5,597
Net income on investment in MSC	$61	$1,595	$1,256	$5,597
Amortization of fair value increments	(1,612)	(916)	(3,044)	(1,869)
(Loss) income on investment in MSC, net of amortization	$(1,551)	$679	$(1,788)	$3,728

As at June 30, 2013, MSC had current assets of $124.3 million, total assets of $532.4 million, current liabilities of $61.6 million and total liabilities of $172.6 million on an unaudited basis. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and the impairment charge of $95.9 million recorded in the second quarter of 2013.

NOTE 7   SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2013, 47.6 million exchangeable shares were converted into common stock.  At June 30, 2013, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 35.8 million.

During the six months ended June 30, 2013, the Company issued 48,000 shares of common stock upon exercise of stock options under the Equity Incentive Plan at a weighted average exercise price of $1.97 per share for proceeds of $94,720.  During the same period, the Company issued the final installment of 41,500 shares of common stock as payment for mining concessions in Mexico.  In addition, the Company issued 1 million shares of common stock in January 2013, which was previously recorded as a liability of $3.8 million as at December 31, 2012, as part of the litigation settlement agreement with TNR Gold Corp. dated November 2012 with respect to the Los Azules Copper Project.  The issuance of the shares resulted in the elimination of the liability in the first quarter of 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 8   STOCK-BASED COMPENSATION

During the six months ended June 30, 2013, the Company granted stock options to certain employees and directors for an aggregate of 1.7 million shares of common stock at an exercise price of $2.25 per share.  The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue.  During the first half of 2012, the Company granted 0.3 million of stock options to the Company’s Chief Operating Officer, as part of his employment contract, at an exercise price of $5.80 per share.  The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and six months ended June 30, 2013, the Company recorded stock option expense of $0.3 million and $0.7 million, respectively. During the three and six months ended June 30, 2012, the Company recorded stock option expense of $0.5 million and $2.1 million, respectively.

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.50%	—	0.50%	0.97%
Dividend yield	n/a	—	n/a	n/a
Volatility factor of the expected market price of common stock	66%	—	66%	75%
Weighted-average expected life of option	3.5 years	—	3.5 years	6.0 years
Weighted-average grant date fair value	$1.01	—	$1.01	$3.80

NOTE 9   RELATED PARTY TRANSACTIONS

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

The above agreement was approved by the independent members of the Company’s Board of Directors.

For the three months ended June 30, 2013, the Company incurred and paid no expenses (2012 - $163,826) to Lexam for the use of this aircraft. For the six months ended June 30, 2013, the Company incurred and paid $70,525 (2012 - $203,718) for the use of this aircraft.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 10   SEGMENTED INFORMATION

McEwen Mining is a mining and minerals exploration, development and production company focused on precious metals in Argentina, Mexico and the United States.  The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for and production of precious metals.  Operations not actively engaged in the exploration for, or production of precious metals, are aggregated at the corporate level for segment reporting purposes.

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended June 30, 2013
Gold and silver sales	$—	$10,459	$—	$—	$10,459
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(1,551)	—	—	—	(1,551)
Production costs applicable to sales	—	8,278	—	—	8,278
Mine development costs	—	98	—	—	98
Exploration costs	2,017	1,949	870	53	4,889
Impairment of investment in MSC	95,878	—	—	—	95,878
Impairment of mineral property interests and property and equipment	27,729	—	—	—	27,729
Loss (gain) on sale of assets	326	—	6,468	(3)	6,791
Operating loss	(129,703)	(970)	(6,110)	(2,871)	(139,654)
For the six months ended June 30, 2013
Gold and silver sales	$—	$23,957	$—	$—	$23,957
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(1,788)	—	—	—	(1,788)
Production costs applicable to sales	—	18,871	—	—	18,871
Mine development costs	—	569	—	—	569
Exploration costs	13,479	4,434	1,450	126	19,489
Impairment of investment in MSC	95,878	—	—	—	95,878
Impairment of mineral property interests and property and equipment	27,729	—	—	—	27,729
Loss (gain) on sale of assets	326	—	6,468	(3)	6,791
Operating loss	(141,615)	(3,020)	(7,055)	(6,331)	(158,021)
As at June 30, 2013
Investment in Minera Santa Cruz S.A.	176,282	—	—	—	176,282
Mineral property interests	511,363	12,187	207,899	—	731,449
Total assets	691,504	48,799	213,099	28,969	982,371

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended June 30, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization) (adjusted - note 6)	$679	$—	$—	$—	$679
Mine development and operating costs	—	3,494	—	—	3,494
Mine construction costs	—	6,994	—	—	6,994
Exploration costs	5,025	3,792	1,092	164	10,073
Operating loss (adjusted - note 6)	(5,266)	(15,268)	(1,301)	(3,024)	(24,859)
For the six months ended June 30, 2012
Income on investment in Minera Santa Cruz S.A. (net of amortization) (adjusted - note 6)	$3,728	$—	$—	$—	$3,728
Mine development and operating costs	—	6,216	—	—	6,216
Mine construction costs	—	8,635	—	—	8,635
Exploration costs	9,830	8,547	2,906	574	21,857
Operating loss (adjusted - note 6)	(7,689)	(26,083)	(3,630)	(8,581)	(45,983)
As at December 31, 2012
Investment in Minera Santa Cruz S.A.	273,948	—	—	—	273,948
Mineral property interests	539,092	12,707	215,268	—	767,067
Total assets	825,047	47,359	220,148	58,383	1,150,937

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 11   FAIR VALUE ACCOUNTING

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

	Fair Value as a June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$34,773	$34,773	$—	$—
IVA taxes receivable	9,031	—	9,031	—
	$43,804	$34,773	$9,031	$—
Liabilities:
Accounts payable and accrued liabilities	$10,694	$—	$10,694	$—
	$10,694	$—	$10,694	$—

	Fair Value as at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$70,921	$70,921	$—	$—
IVA taxes receivable	9,150	—	9,150	—
	$80,071	$70,921	$9,150	$—
Liabilities:
Accounts payable and accrued liabilities	$21,235	$—	$21,235	$—
Litigation settlement liability	3,830	3,830	—	—
	$25,065	$3,830	$21,235	$—

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 11   FAIR VALUE ACCOUNTING (Continued)

The fair value of the IVA receivable, accounts payable and accrued liabilities approximates its carrying value due to their short-term nature.

The litigation settlement liability at December 31, 2012 represented the fair value of the 1,000,000 shares of the Company’s common stock that were required to be issued as part of the settlement with TNR Gold Corp. Since the Company’s common stock is quoted on an active market, the liability was classified within Level 1 of the fair value hierarchy.

In the second quarter of 2013, the Company recorded impairment charges related to its investment in MSC and mineral property interests in the Santa Cruz Province, Argentina. The following provides information related to assets that were measured at fair value on a nonrecurring basis after initial recognition during the six months ended June 30, 2013.

	Fair Value as a June 30, 2013
	Total	Level 1	Level 2	Level 3	Total Loss
	(in thousands)

Mineral property interests
Telken Tenements	$26,442	$—	$—	$26,442	$13,792
Este Tenements	5,337	—	—	5,337	2,784
Piramides Tenements	9,736	—	—	9,736	5,079
Tobias Tenements	11,645	—	—	11,645	6,074
Investment in MSC	176,282	—	—	176,282	95,878
	$229,442	$—	$—	$229,442	$123,607

The estimated fair values of the Santa Cruz mineral property interests were determined using observed market value per acre in the region. The estimated fair value of the Company’s investment in MSC was determined using a discounted cash flow approach. The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s non-recurring Level 3 fair value measurements at June 30, 2013.

	Fair Value At	Valuation	Unobservable	Range /
	June 30, 2013	Technique	Input	Weighted Average
Investment in MSC	$176,282	Discounted cash flow	Discount Rate	10.0%
			Long Term Gold Price	$1,300 per ounce
			Long Term Silver Price	$22.75 per ounce
			Argentina Inflation Index	10.0%
			United States Inflation Index	1.7%

NOTE 12   COMPARATIVE FIGURES

Certain prior year information was reclassified to conform to the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of August 6, 2013 for the foreseeable future. It also analyzes our financial condition at June 30, 2013 and compares it to our financial condition at December 31, 2012.  Finally, the discussion analyzes our results of our operations for the three and six months ended June 30, 2013 and compares those results to the three and six months ended June 30, 2012.  With regard to properties or projects that are not in production, we provide some details of our plan of operation.  The discussion also presents certain Non-GAAP financial performance measures, such as total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, beginning on page 33.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2012.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS – INFORMATION CONCERNING
PREPARATION OF RESOURCE AND RESERVE ESTIMATES

McEwen Mining Inc. (“McEwen Mining,” “we,” “us,” or the “Company”) is required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 (“Guide 7”) promulgated by the SEC.  Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  Under Guide 7 standards, a “Final” or “Bankable” feasibility study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority.  One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “reserves” under Guide 7 standards.  U.S. investors should be aware that McEwen Mining’s properties located in the United States and Mexico do not have “reserves” as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant “reserves”.

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

Canadian regulations permit the disclosure of resources in terms of “contained ounces” provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein would be characterized as mineralized material. We provide such disclosure about our exploration properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

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

Operating and Financial Highlights

•                  Gold equivalent production in the second quarter of 2013 totaled 35,955 ounces, which includes 27,394 gold equivalent ounces attributable to us from our 49% owned San José mine in Argentina and 8,561 gold equivalent ounces from El Gallo 1 in Mexico.

•                  For the second quarter of 2013, total cash costs (1), all-in sustaining costs (1) and all-in costs (1) for all of our operations on a consolidated basis totaled $744, $1,108 and $1,199 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine in Argentina totaled $751 and $972 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $713 and $1,183 per gold equivalent ounce, respectively.

•                  Gold equivalent ounces sold in the second quarter of 2013 totaled 42,449 ounces, which includes 34,429 gold equivalent ounces attributable to us from our 49% owned San José mine in Argentina and 8,020 gold equivalent ounces from El Gallo 1 in Mexico.

•                  Average realized price (1) for all of our operations on a consolidated basis in the second quarter of 2013 was $1,211 and $17.76 per ounce of gold and silver sold, respectively.

•                  All El Gallo 2 permits have either been submitted to or approved by the Mexican government.

•                  In the quarter ended June 30, 2013, we recorded impairment charges of $95.9 million and $27.7 million related to our investment in MSC and mineral property interests located in the Province of Santa Cruz, Argentina, as a result of the decline in metal prices during the second quarter of 2013 and costs associated with a proposed tax in the Province of Santa Cruz in Argentina.

•                  The Company ended the quarter with $38.7 million in cash and precious metals and no debt.

Development and Exploration Activities

El Gallo Complex, Mexico

El Gallo 1

In May 2013, we announced our plan to expand El Gallo 1. The expansion is estimated to cost $5 million and is expected to be completed by mid-2014.

Necessary upgrades for the mine expansion would include:

•                  Increasing crusher capacity from 3,000 to 4,500 tonnes per day.

•                  Installing a new series of pumps, generators and carbon columns.

•                  Upgrading the electro-winning cells at the ADR (adsorption-desorption-recovery) process plant.

•                  Expanding the heap leach pad to accommodate the increased throughput and subsequent ore delivery rate. This will require additional permit applications, which the Company expects to have submitted by the end of the fourth quarter of 2013.

On July 17 2013, we completed an updated NI 43-101 mineral resource estimate for El Gallo 1. Although not compliant with SEC Industry Guide 7, the estimate outlined 14.0 million tonnes of mineralized material with a weighted average grade of 1.54 gpt of gold, including measured and indicated resources only, and 0.4 million tonnes of mineralized material with a weighted average grade of 0.85 gpt of gold, including inferred resources only. This estimate incorporated the results of the drilling completed through mid-June 2013. The complete report is available on our website and is subject to the assumptions and conditions set forth therein.

(1)  Total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. In the second quarter of 2013, the Company adopted the new guidance on all-in sustaining and all-in costs published by the World Gold Council on June 27, 2013. The Company also revised its allocation of general and administrative expenses to total cash costs to conform to the Gold Institute Production Cost standard. Prior period figures have been adjusted to conform to the current methodology. Refer to the Non-GAAP Financial Performance Measures section of our MD&A on page 33 for additional information, including definitions of these terms.

El Gallo 2

With the planned expansion at El Gallo 1, we have begun to re-evaluate El Gallo 2 as a heap leach operation rather than a conventional milling process. The review will focus on silver recoveries, transportation, crushing and processing costs. If test work and bulk sampling are positive, El Gallo 2 may be developed as a heap leach operation. Although this would reduce total recovered silver ounces, the capital cost requirements could decrease substantially from an estimated $180 million for a milling operation to a projected $30 million for a heap leach operation. The metallurgical testing of El Gallo 2 ore is expected to be completed by the fourth quarter of 2014. The expected production date for El Gallo 2, which was initially anticipated to be in 2015, will be revised depending on the results of this review.

El Gallo 2: Development and Permitting

As at the date of this filing, all required El Gallo 2 permits have been either submitted or approved. Although approval and timing are outside of our control, we are targeting the end of the third quarter of 2013 for the remaining approvals.

The following table summarizes the status of our permits for El Gallo 2 as of August 3, 2013.

El Gallo 2: Permitting Schedule and Update

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

Exploration

Drilling in the first half of 2013 was primarily completed at a new area discovered in April 2013 called “Central”, which is situated between two known deposits, Lupita and Sagrada Corazon, located at El Gallo 1. The key objectives to recent drilling have been three fold: 1) extend zone to depth; 2) increase strike length; and, 3) infill areas between the historic near-surface drilling and our recent discovery holes. Drilling was successful in each objective and expanded the Central area in several directions. The results of drilling in the Central area were included in the above noted updated NI 43-101 resource estimate for El Gallo 1, which was released July 17, 2013.

Drilling was also completed on the CSX Zone, located 2 km from El Gallo 2 and 7 km from the El Gallo 1 mine. New drilling tested further to the east, west and south of the existing mineralized area and revealed the presence of very high silver grades (hole CSX031 returned 1,849 gpt silver over 10.5 m, which included 3,425 gpt silver over 5.4 m, as disclosed in our June 12, 2013 news release). Currently, one core drill is operating at the El Gallo 1 mine. Drilling is focused on further expanding the Central area, identifying potential parallel zones, establishing an initial resource for the new Twin Domes discovery (announced in April 2013) and testing exploration targets at the mine.

We released an updated NI 43-101 resource estimate for El Gallo 2 on August 7, 2013. The complete report is available on our website and is subject to the assumptions and conditions set forth therein.

Gold Bar Project, Nevada

Baseline studies for the BLM and NDEP are ongoing for purposes of the permitting required for mine development and construction. We expect to submit our Plan of Operations permit application during the last quarter of 2013 or first quarter of 2014.  As the official permitting process has begun, we are unable to perform any further drilling activities at Gold Bar.

Los Azules Copper Project, Argentina

During the second quarter of 2013, we continued work on an updated Preliminary Economic Assessment (“PEA”) for the Los Azules Copper Project, located in Argentina. The PEA will be based on the increased mineralized material, which we announced in May 2013 when we released the results of an updated NI 43-101 mineral resource estimate, outlining 0.4 billion tonnes of mineralized material with a weighted average grade of 0.63 percent copper, including indicated measures only, and 1.4 billion tonnes of mineralized material with a weighted average grade of 0.46 percent copper, including inferred resources only. The PEA will among other things, evaluate the possibility of increasing the daily throughput, producing copper cathode instead of a concentrate, and processing low-grade mineralized material not previously considered, via a heap leach. The advantages of being able to produce a copper cathode rather than a copper concentrate would be to eliminate the capital intensive concentrate pipeline through Chile, and to reduce the applicable export tax by 50%.

In June 2013, we announced that the previously announced Los Azules sales process which had begun in January 2013 was being discontinued.

Santa Cruz Exploration, Argentina

In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects. The new law came into force on July 5, 2013. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the tax and the mining industry is waiting for publication of regulations detailing these matters, it is expected that the law will be onerous and may limit future exploration activities in the province. Based on this new development, along with a significant decline in gold and silver market prices during the second quarter of 2013 and continued inflationary pressures, resulting in a depressed market for exploration properties in Argentina, we tested the recoverability of these properties. We engaged a third party valuator to determine the fair value of these mineral property interests by using the observed market value per acre in the region. As the carrying value of these properties exceeded their estimated fair value, we recorded an impairment charge of $27.7 million during the second quarter of 2013.

This new tax has also impacted MSC, operator of the San José mine, also located in the Province of Santa Cruz. Numerous impacted mining companies, including MSC, have and are expected to continue to challenge the validity of the foregoing changes to legislation.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC and is disclosed on a 100% basis of which we indirectly own 49%.  We account for our investment in MSC using the equity method.  MSC, the entity which owns and operates the San José mine, is responsible for and has supplied to us all reported results and operational updates from the San José mine.

The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and six month periods ended June 30, 2013 and 2012. Also included below are the production figures on a 49% attributable basis.

	Six months ended June 30, 2013	Q2 2013	Q1 2013	Six months ended June 30, 2012	Q2 2012	Q1 2012
San José Mine - 100%
Tonnes processed ('000)	249	141	108	245	129	116
Average head grade gold (gpt)	6.57	6.34	6.87	5.98	5.98	5.98
Average head grade silver (gpt)	430	407	459	423	430	416
Average gold recovery (%)	88.7	89.3	88.1	90.1	88.6	91.6
Average silver recovery (%)	85.0	85.5	84.4	85.9	84.2	87.8
Gold ounces produced ('000)	47	26	21	42	22	20
Gold ounces sold ('000)	45	32	13	32	18	14
Silver ounces silver produced ('000)	2,926	1,575	1,351	2,855	1,500	1,356
Silver ounces sold ('000)	2,880	1,991	889	2,178	1,146	1,032
Net sales ('000)	$112,368	$68,555	$43,813	$116,139	$56,375	$59,764
Total cash costs ('000) (1) (2)	$84,328	$52,758	$31,570	$58,281	$32,627	$25,654
Total cash cost per gold ounce sold ($/oz) (1) (2)	$936	$878	$1,089	$816	$887	$748
Total cash cost per silver ounce sold ($/oz) (1) (2)	$14.73	$12.40	$19.82	$14.77	$14.81	$14.47
Total cash cost per gold equivalent ounce sold ($/oz) (1) (2) (4)	$842	$751	$1,055	$789	$822	$750
All-in sustaining costs ('000) (1) (3)	$113,269	$68,327	$44,942	$91,677	$49,351	$42,326
All-in sustaining cost per gold ounce sold ($/oz) (1) (3)	$1,257	$1,137	$1,550	$1,284	$1,341	$1,234
All-in sustaining cost per silver ounce sold ($/oz) (1) (3)	$19.79	$16.06	$28.21	$23.23	$22.40	$23.87
All-in sustaining cost per gold equivalent ounce sold ($/oz) (1) (3) (4)	$1,131	$972	$1,502	$1,241	$1,243	$1,238

McEwen Mining - 49% share
Gold ounces produced ('000)	23	13	10	21	11	10
Silver ounces produced ('000)	1,434	772	662	1,399	735	664
Gold equivalent ounces produced ('000) (4)	50	27	23	48	25	23

(1)         Total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 33 for additional information, including definitions of these terms.

(2)         In the second quarter of 2013, the Company revised its allocation of general and administrative expenses to total cash costs to conform to the Gold Institute Production Cost standard. Prior period figures have been adjusted to conform to the current methodology.

(3)         In the second quarter of 2013, the Company adopted the new guidance on all-in sustaining and all-in costs published by the World Gold Council on June 27, 2013. Prior period figures have been adjusted to conform to the current methodology.

(4)         Gold equivalent calculated using an average silver:gold ratio of 52:1.

Production

Production for the three months ended June 30, 2013 was 25,610 ounces of gold and 1,575,442 ounces of silver, compared to production of 21,946 ounces of gold and 1,499,580 ounces of silver in the same period in 2012.  Production during the second quarter of 2013 increased compared to the same period in 2012 as a result of increased treated tonnage, coupled with higher average gold grade.

Production for the six months ended June 30, 2013 was 46,688 ounces of gold and 2,926,289 ounces of silver, compared to production of 42,303 ounces of gold and 2,855,258 ounces of silver in the same period in 2012. The increase over the prior period production is also a result of increased tonnage. Average grades were also higher in 2013 than in 2012, for both gold and silver.

Sales

Net sales realized by MSC from the sale of gold and silver for the quarter ended June 30, 2013 totaled $68.6 million as compared to $56.4 million for the same period in 2012, an increase of $12.2 million or 22%. The increase was a result of the higher number of ounces sold in the quarter of 2013 compared to 2012, with 31,974 ounces of gold sold and 1,991,030 ounces of silver sold in the second quarter of 2013, compared to 17,661 ounces of gold and 1,146,187 ounces of silver sold in the same period in 2012. The sales volume increase was due to higher production in the second quarter of 2013 compared to the first quarter of 2013, as well as inventory built up in the first quarter of 2013 which was sold in the second quarter of 2013.

For the six months ended June 30, 2013, net sales totaled $112.4 million, compared to $116.1 million for the same period in 2012. The decrease in sales revenue in the 2013 period was due to lower average realized prices, which more than offset the higher sales volume. In the first six months of 2013, MSC sold 44,791 ounces of gold and 2,880,108 ounces of silver, compared to 32,001 ounces of gold and 2,178,232 ounces of silver in the same period in 2012. We would expect that, assuming sales volume in the remainder of 2013 was similar to 2012, the dollar value of sales will be reduced unless precious metal prices recover.

The average gross sale price for gold sold in the second quarter of 2013 was $1,162 per ounce, a decrease of 25% compared to $1,559 per ounce received in the same period in 2012. In comparison, the average London P.M. fix price for gold decreased by 12% to $1,415 per ounce during the second quarter of 2013, compared to $1,609 per ounce for the same period in 2012.

The average gross sale price for silver sold in the second of 2013 was $17.74 per ounce, a decrease of 32% compared to $25.90 per ounce received in the same period in 2012.  In comparison, the average London P.M. fix price for silver decreased by 21% to $23.14 per ounce during the second quarter of 2013, as compared to $29.38 per ounce for the same period in 2012.

The difference between the average gross realized price per ounce of gold and silver sold and the average London fix prices noted above is due to downward adjustments of provisionally priced shipments. Sales revenue on provisionally priced sales is recognized based on estimates of the final pricing receivable based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine were $52.8 million for the quarter ended June 30, 2013, compared to $32.6 million for the same period in 2012. On a co-product basis, total cash cost for the quarter ended June 30, 2013 were $28.1 million for gold, or $878 per ounce of gold, and $24.7 million for silver, or $12.40 per ounce of silver, compared to $15.6 million for gold, $887 per ounce of gold, and $17.0 million for silver, or $14.81 per ounce of silver, for the same period in 2012. On a gold equivalent basis, total cash cost for the quarter ended June 30, 2013 were $751 per gold equivalent ounce sold, compared to $822 per gold equivalent ounce sold for the same period in 2012. The increase on a dollar basis is primarily a reflection of the significantly higher number of ounces sold in the current quarter compared to the same period in the prior year, as noted in the table above. On a per ounce basis, total cash costs decreased as a result of a reduction in labor costs as part of a cash flow optimization program implemented in the second quarter of 2013, offsetting continuing high inflationary pressures in Argentina which have generally led to rising operating costs.

All-in sustaining cash costs were $68.3 million for the quarter ended June 30, 2013, compared to $49.4 million for the same period in 2012, also due to the increase in number of ounces sold which resulted in an increase of cost of sales as well as rising operating costs. On a co-product basis, all-in sustaining costs were $36.3 million for gold, or $1,137 per ounce of gold, and $32.0 million for silver, or $16.06 per ounce of silver, compared to $23.7 million for gold, or $1,341 per ounce of gold, and $25.7 million for silver, or $22.40 per ounce of silver for the same period in 2012. On a gold equivalent basis, all-in sustaining cost for the quarter ended June 30, 2013 was $972 per gold equivalent ounce, compared to $1,243 per gold equivalent ounce in the same period in 2012. Although development costs and sustaining capital expenditures on a dollar basis have increased in the 2013 period over the second quarter of 2012, all-in sustaining costs on a per ounce basis decreased due to the higher number of ounces sold over which these costs are spread. Exploration costs in 2013, on a dollar and per ounce basis, have also significantly decreased compared to the second quarter of 2012.

Co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all-in sustaining costs for each metal for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value. Approximately 51% of the value of the sales in the second quarter of 2013 was derived from gold and 49% was derived from silver. This compares to 48% and 52% for gold and silver, respectively, for the same period in 2012.

Investment in MSC

Changes in our investment in MSC for the six months ended June 30, 2013 and year ended December 31, 2012 are as follows:

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
	(in thousands)
Investment in MSC, beginning of period	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	1,256	25,301
Amortization of fair value increments	(3,044)	(4,466)
Dividend distribution	—	(9,770)
Impairment of investment in MSC	(95,878)	—
Investment in MSC, end of period	$176,282	$273,948

The following table shows a summary of the results from MSC for the three and six months ended June 30, 2013 and 2012, and reconciles MSC’s net income, as reported under U.S. GAAP, to the equity pickup that is reported on our financial statements.  For the six months ended June 30, 2012, MSC reported to us only its net income from January 25, 2012 to June 30, 2012 since the acquisition closed on January 24, 2012.

	Three Months Ended	Three Months Ended	Six Months Ended	Period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Sales - MSC 100%	$68,556	$56,375	$112,369	$96,603
Net income - MSC 100%	124	3,255	2,564	11,422
McEwen Mining's portion - 49%	61	1,595	1,256	5,597
Net income on investment in MSC	$61	$1,595	$1,256	$5,597
Amortization of fair value increments	(1,612)	(916)	(3,044)	(1,869)
(Loss) income on investment in MSC, net of amortization	$(1,551)	$679	$(1,788)	$3,728

During the first quarter of 2013, it was identified that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated resulting in an overstatement of MSC’s net income of $3.9 million. As a result, the prior year income from the Company’s equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013.

In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects. The new law came into force on July 5, 2013. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the tax and the mining industry is waiting for publication of regulations detailing these matters, it is expected that the tax will be payable annually by MSC. Based on this new development, along with a significant decline in gold and silver market prices and rising operating costs, we concluded that there were indicators that there was a loss of value in our investment in MSC that was other than temporary. We engaged a third party valuator to determine the fair value of our investment in MSC and determined that the carrying value of our investment in MSC exceeded its estimated fair value. The valuator used a discounted cash flow approach, using a discount rate of 10%, a long-term gold and silver price of $1,300 and $22.75 per ounce, respectively, and an inflation index for Argentina and the United States of 10.0% and 1.7%, respectively. As the loss in value of the investment was considered other than temporary, we recorded an impairment charge of $95.9 million during the second quarter of 2013. We will continue to assess whether the value of our investment in MSC is further impaired as we gain further clarity on the scope, calculation and enforcement of this tax.

Our share of MSC’s reported net income was $0.1 million and $1.3 million for the three and six months ended June 30, 2013, respectively. The amortization of the fair value increments arising from the purchase price allocation decreased our share of the reported net income from MSC for the three and six months ended June 30, 2013 by $1.6 million and $3.0 million, resulting in a loss of $1.6 million and $1.8 million, respectively, excluding the above noted impairment charge of $95.9 million. This compares to our share of MSC’s reported net income of $1.6 million and $5.6 million for the comparable periods in 2012, which was reduced by $0.9 million and $1.9 million for the amortization of the purchase price allocation resulting in our share of reported net income of $0.7 million and $3.7 million, respectively.

As at June 30, 2013, MSC had current assets of $124.3 million, total assets of $532.4 million, current liabilities of $61.6 million and total liabilities of $172.6 million on an unaudited basis.  These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and the impairment charge of $95.9 million recorded in the second quarter of 2013.

Exploration

In the second quarter of 2013, the exploration program at San José focused on the geological mapping of the district area and identifying new structures. A total of 15,650 ft. (4,776 m) of diamond drilling were completed during the quarter, a total of 18,850 ft. (5,743 m) for the first half of 2013. In addition, new structures were identified in the Juanita vein system located at the south of the property. Drilling was conducted on the Huevos Verdes, Emilia and Juanita veins. Exploration for the remainder of the year 2013 will focus on the delineation of the Juanita vein system to study its vein and disseminated potential, and we expect to complete an additional 4,900 ft. (1,500 m) of diamond drilling.

Results of Operations — El Gallo 1

Overview

The following discussion relates only to El Gallo 1. There are no comparative figures for the three and six months ended June 30, 2012 as the mine achieved commercial production, for accounting purposes, after its initial gold pour in September 2012. For operational purposes, commercial production was declared as of January 1, 2013.

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for El Gallo 1 for the first six months of 2013 and the fourth quarter of 2012. As production for operational purposes was only achieved on January 1, 2013, certain measures such as the total cash costs and all-in sustaining costs have no comparative figures.

	Six months ended June 30, 2013	Q2 2013	Q1 2013	Q4 2012
El Gallo 1 Mine
Tonnes processed ('000)	642	347	295	248
Average grade gold (gpt)	1.23	1.34	1.10	1.16
Gold ounces produced ('000)	15.1	8.4	6.7	6.6
Gold ounces sold ('000)	16.0	7.9	8.1	3.2
Silver ounces silver produced ('000)	12.0	6.3	5.7	4.5
Silver ounces sold ('000)	14.2	6.4	7.8	0.3
Gold equivalent ounces produced ('000) (1)	15.3	8.6	6.8	6.6
Net sales ('000)	$23,957	$10,459	$13,498	$5,510
Total cash costs ('000) (2) (3)	$12,063	$5,718	$6,345	$—
Total cash cost per gold equivalent ounce sold ($/oz) (1) (2) (3)	$742	$713	$770	$—
All-in sustaining costs ('000) (2) (4)	$21,545	$9,484	$12,061	$—
All-in sustaining cost per gold equivalent ounce sold ($/oz) (1) (2) (4)	$1,325	$1,183	$1,465	$—

(1)         Gold equivalent calculated using an average silver:gold ratio of 52:1.

(2)         Total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, beginning on page 33 for additional information, including definitions of these terms.

(3)         In the second quarter of 2013, the Company revised its allocation of general and administrative expenses to total cash costs to conform to the Gold Institute Production Cost standard. Prior period figures have been adjusted to conform to the current methodology.

(4)         In the second quarter of 2013, the Company adopted the new guidance on all-in sustaining and all-in costs published by the World Gold Council on June 27, 2013. Prior period figures have been adjusted to conform to the current methodology.

Production

Production for the quarter ended June 30, 2013 was 8,561 gold equivalent ounces, compared to 6,781 gold equivalent ounces in the quarter ended March 31, 2013. This increase is primarily due to a higher number of tonnes processed as a result of increased crushing capacity, along with higher average gold grade. Total production for the six months ended June 30, 2013 was 15,342 gold equivalent ounces, slightly ahead, on an annualized basis, of our 2013 full year production forecast of 27,300 gold equivalent ounces.

Sales

For the three months ended June 30, 2013, El Gallo 1 reported gold and silver sales of $10.5 million. This compares to $13.5 million for the first quarter of 2013. This decrease is primarily due to a lower average realized price per gold ounce sold, from $1,640 in the first quarter of 2013 to $1,308 per gold ounce in the second quarter of 2013. In comparison, the average London P.M. fix price also decreased, from $1,632 per gold ounce in the first quarter of 2013 to $1,415 per gold ounce in the second quarter of 2013. The decrease in the average realized price per gold ounce sold was more significant than the decline in the average London P.M. fix price as the majority of gold sales took place in the month of June, when market prices were at their lowest.

Total Cash Costs and All-In Sustaining Costs

As production at El Gallo 1 for operational purposes was only achieved on January 1, 2013, there are no comparative measures for total cash costs and all-in sustaining costs on a dollar and per ounce basis. As such, for a more meaningful discussion of total cash costs and all-in sustaining costs, we have compared costs for the quarter ended June 30, 2013 to those for the quarter ended March 31, 2013.

Total cash costs for the quarter ended June 30, 2013 were $5.7 million, compared to $6.3 million for the quarter ended March 31, 2013. On a per ounce of gold equivalent basis, the average total cash cost for the quarter ended June 30, 2013 was $713 per gold equivalent ounce compared $770 per ounce in the 2012 period. The decrease in total cash costs both on a dollar and per ounce basis is due to lower production costs resulting from higher average grades being processed, from 1.10 gpt for the first quarter of 2013 to 1.34 gpt in the second quarter of 2013. Ounces of gold sold was also lower in the second quarter of 2013 compared to the first quarter of 2013, resulting in a lower amount of cost of sales being recognized in the consolidated statement of operations.

All-in sustaining costs for the quarter ended June 30, 2013 were $9.5 million, compared to $12.1 million for the quarter ended March 31, 2013. On a per ounce of gold equivalent basis, the average all-in sustaining cost for the quarter ended June 30, 2013 was $1,183 per gold equivalent ounce compared to $1,465 per ounce for the quarter ended March 31, 2013. The decrease in all-in sustaining costs from the first to the second quarter was primarily due to lower pre-stripping costs, as well as a reduction of on-site exploration expenses.

Results of Consolidated Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for the first six months of 2012 includes the operations of Minera Andes beginning on January 25, 2012.

General.  For the six months ended June 30, 2013, we recorded a net loss of $139.7 million or $0.47 per share, compared to a net loss of $37.7 million or $0.15 per share for the same period in 2012.  The increase in net loss is due to the impairments of our investment in MSC and mineral property interests in the Province of Santa Cruz, Argentina, of $95.9 million and $27.7 million, respectively, as well as a loss on disposal of assets of $6.8 million, of which $6.4 million related to the sale of certain mining claims in Nevada. These were partly offset by our gold and silver sales from the El Gallo 1 mine, which achieved commercial production for accounting purposes on September 1, 2012, coupled with an increase in the recovery of income taxes.

Revenue.  Gold and silver sales in the six months ended June 30, 2013 came from our Phase 1 operation in Mexico for a total of $24.0 million.  There are no comparative figures for the same period in 2012 period as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Loss on investment in MSC during the six months ended June 30, 2013, net of amortization and excluding the impairment charge further discussed below, was $1.8 million, compared to income of $3.7 million in the 2012 period. The decline is a result of increased cost of sales due to inflationary pressure on labor costs, materials and supplies within Argentina, as well as a ten-day production stoppage due to a severe viral infection of a food transmitted illness at the San José mine during the first quarter of 2013.

Costs and Expenses.  Total costs and expenses in the six months ended June 30, 2013 totaled $180.2 million, compared to $49.7 million in the 2012 period. Our total costs and expenses in 2013 included impairment charges of $95.9 million and $27.7 million on our investment in MSC and mineral property interests located in the Province of Santa Cruz, Argentina, as well as a loss of $6.4 million on the sale of mining claims in Nevada. Production costs applicable to the sales at El Gallo 1 also increased our total costs and expenses, although these were mostly offset by the decrease in mine construction and mine operating costs that were incurred in 2012 prior to the El Gallo 1 mine entering commercial production. We also incurred no acquisition costs in 2013, compared to the same period in 2012 where we incurred costs for the acquisition of Minera Andes that were incurred in the first quarter of 2012.

Production costs applicable to sales at El Gallo were $18.9 million in the six months ended June 30, 2013.  Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.  There are no comparative figures for the same period in 2012 period as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Mine construction and mine operating costs were nil in the 2013 period compared to $8.6 million and $6.2 million in the 2012 period. Mine construction costs in the first half of 2012 were incurred at our El Gallo Complex and included mobilization and demobilization of mining equipment, road construction, pre-stripping costs, earth work for the leach pad and management costs to oversee the construction. Mine operating costs in the first half of 2012 mostly related to contract mining services to mine and transport waste and mineralized material at the El Gallo Complex. As noted in our Critical Accounting Polices, these costs were expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at our El Gallo Complex.  As construction was completed in September 2012, there was no similar cost in the first six months of 2013.

Mine development costs were $0.6 million in the six months ended June 30, 2013 and related to engineering and development costs for El Gallo 2. There were no similar costs in the comparable period in 2012.

Exploration costs decreased in the 2013 period by $2.4 million to $19.5 million from $21.9 million in the comparable period in 2012, reflecting higher exploration activities on the Los Azules Copper project in Argentina, partly offset by a decrease in exploration activities in Mexico, Nevada and the Santa Cruz province.  During the 2013 period we spent approximately $13.5 million in exploration expenditures in Argentina. Of this, $11.9 million was spent on the Los Azules Copper project, which included approximately 21,000 ft. (6,407 m) of drilling activities. The remainder was on an exploration property in Santa Cruz province, which included 3,300 ft. (1,014 m) of drilling activities.  During the 2012 period we spent approximately $9.8 million in exploration expenditures in Argentina for the period from January 25, 2012 to June 30, 2012. Of this, $6.4 million was spent on the Los Azules project where we drilled approximately 9,300 ft. (2,385 m). The remainder was spent on exploration activities in the Santa Cruz province, which included approximately 10,900 ft. (3,315 m) of drilling activities. During the 2013 period we spent approximately $4.4 million in exploration expenditures in Mexico, which included approximately 50,200 ft. (15,290 m) of drilling, as compared to $8.5 million and approximately 70,700 ft. (21,552 m) drilled in 2012.  During the 2013 period we spent approximately $1.5 million in exploration expenditures in the US, primarily on permitting efforts for the Gold Bar project in Nevada, compared to $2.9 million in the comparable period in 2012, during which we drilled approximately 2,900 ft. (893 m).

Property holding costs decreased slightly in the 2013 period by $0.3 million to $1.7 million as compared to $2.0 million in the 2012 period.

General and administrative costs decreased slightly in the 2013 period by $0.4 million to $8.4 million, compared to $8.8 million in 2012.

Impairment of investment in MSC for the six months ended June 30, 2013 was $95.9 million, compared to nil in the same period in 2012. In the second quarter of 2013, we concluded there were indicators that there was a loss in value in our investment in MSC that was other than temporary based on the new tax on mining real estate property in the Province of Santa Cruz, coupled with a significant decline in gold and silver market prices and rising operating costs. We engaged a third party valuator to determine the fair value of our investment. As the carrying value of our investment in MSC exceeded its estimated fair value and the loss in value was considered to be other than temporary, we recorded an impairment in the second quarter of 2013.

Impairment of mineral property interests and property and equipment was $27.7 million for the six months ended June 30, 2013, compared to $0.2 million in the same period in 2012, and related to our exploration properties located in the Province of Santa Cruz which were also affected by the new tax on mining real estate property discussed above. Along with the decline in gold and silver market prices and continued inflationary pressures in Argentina, we concluded that there were indicators that the carrying values of these properties may not be recoverable and engaged a third party valuator to determine their fair value. Based on this, we concluded that the carrying value of these mineral property interests exceeded their estimated fair value.

Loss on sale of assets was $6.8 million for the 2013 period, compared to a gain of $0.1 million in the same period in 2012, and related primarily to the sale of certain mining claims in the Limo Complex, in Nevada. The claims, which had a carrying value of $7.2 million, were sold for a sales price of $0.8 million. As the carrying value exceeded the proceeds from the sales agreement, we recorded a loss on disposal of $6.4 million for these claims.

Other Income (Expenses).   Gain on litigation settlement relates to the 1,000,000 shares issued as part of the settlement of the lawsuit with TNR Gold Corp. in November 2012 with respect to the Los Azules Copper Project.  The shares were issued in January 2013, thus resulting in the elimination of the liability and a gain on settlement of $0.6 million for the 2013 period as the market price of the shares decreased from November 2012 to January 2013.

During the 2012 period, we sold 2,433 ounces of gold bullion and 226,300 ounces of silver bullion purchased as investments at a gain of $1.8 million. We did not dispose of any of our investment in gold and silver bullion during the 2013 period. However, subsequent to the quarter ended June 30, 2013, we disposed of our remaining gold and silver bullion at a market price of $1,245.70 per ounce of gold and $19.18 per ounce of silver, for net proceeds of approximately $1.5 million. The carrying value of our bullion at the time of this sale was $1.4 million, based on market prices of $1,192 per ounce of gold and $18.86 per ounce of silver as at June 30, 2013.

Recovery of income taxes.     Recovery of income taxes was $18.9 million in the 2013 period, compared to $8.6 million in the 2012 period.  The 2013 amount includes $13.7 million, compared to $8.3 million for the quarter ended June 30, 2012, from the revaluation of the deferred income tax liability balance denoted in Argentine pesos to U.S. dollars, $2.3 million related to the impairment of our mineral properties in the Santa Cruz Province, in Argentina, and $2.5 million related to the loss on sale of the mining claims in the Limo Complex, in Nevada.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

General.  For the three months ended June 30, 2013, we recorded a net loss of $128.7 million or $0.43 per share, compared to a net loss of $20.4 million or $0.08 per share for the same period in 2012.  The increase in net loss is due to the impairment of our investment in MSC and mineral property interests in the Province of Santa Cruz, Argentina, of $95.9 million and $27.7 million, respectively, as well as a loss on disposal of assets of $6.8 million, of which $6.4 million related to the sale of certain mining claims in Nevada. These were partly offset by the gold and silver sales from our El Gallo 1 mine, coupled with an increase in the recovery of income taxes.

Revenue.  Gold and silver sales in the three months ended June 30, 2013 came from our Phase 1 operation in Mexico for a total of $10.5 million.  There are no comparative figures for the same period in 2012 period as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Loss on investment in MSC, net of amortization and excluding the impairment charge of $95.9 million, during the three months ended June 30, 2013 was $1.6 million, compared to income of $0.7 million in the 2012 period. The decline is a result of increased cost of sales due to inflationary pressure on labor costs, materials and supplies within Argentina.

Costs and Expenses.  Total costs and expenses in the three months ended June 30, 2013 totaled $148.6 million, compared to $25.5 million in the 2012 period. Our total costs and expenses in 2013 included impairment charges of $95.9 million and $27.7 million on our investment in MSC and mineral property interests located in the Santa Cruz Province, Argentina, as well as a loss of $6.4 million on a sale of certain mining claims in Nevada. Production costs applicable to the sales at El Gallo 1 also increased our total costs and expenses, although these were more than offset by the decrease in mine construction and mine operating costs that were incurred in 2012 prior to the El Gallo 1 mine entering commercial production. Exploration costs were also lower in the second quarter of 2013 compared to the same period in 2012.

Production costs applicable to sales at El Gallo were $8.3 million in the three months ended June 30, 2013.  There are no comparative figures for the same period in 2012 period as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Mine construction and mine operating costs were nil in the 2013 period compared to $7.0 and $3.5 million in the 2012 period. As construction was completed in September 2012, there was no similar cost in the current year.

Mine development costs were $0.1 million in the three months ended June 30, 2013 and related to engineering and development costs for El Gallo 2. There were no similar costs in the comparable period in 2012.

Exploration costs decreased in the 2013 period by $5.2 million to $4.9 million from $10.1 million in the comparable period in 2012, reflecting a reduction in budgeted exploration expenditures across all exploration projects. During the 2013 period we spent approximately $2.0 million in exploration expenditures in Argentina for basic geological work on the Santa Cruz exploration properties. No drilling took place in the second quarter of 2013 as the drilling season ended in March 2013.  During the 2012 period we spent approximately $5.0 million in exploration expenditures which was spent primarily on the Los Azules project where we drilled approximately 1,500 ft. (450 m). During the 2013 period we spent approximately $1.9 million in exploration expenditures in Mexico, including approximately 25,400 ft. (7,740 m) of drilling, as compared to $3.8 million in 2012, which included feasibility study costs for the El Gallo 1 mine and approximately 24,250 ft. (7,393 m) of drilling. During the 2013 period we spent approximately $0.9 million in exploration expenditures in the US, primarily on permitting efforts for the Gold Bar project in Nevada, compared to $1.1 million in the comparable period in 2012.

Property holding costs decreased slightly in the 2013 period by $0.1 million to $0.3 million compared to $0.4 million in the 2012 period.

General and administrative costs increased slightly in the 2013 period to $4.2 million compared to $4.1 million in 2012.

Impairment of investment in MSC for the three months ended June 30, 2013 was $95.9 million, compared to nil in the same period in 2012.

Impairment of mineral property interests and property and equipment was $27.7 million for the three months ended June 30, 2013, compared to $0.2 million in the same period in 2012, and related to our exploration properties located in the Province of Santa Cruz.

Loss on disposal of assets was $6.8 million for the 2013 period, compared to a gain of $0.1 million in the same period in 2012, and related primarily to the sale of certain mining claims in the Limo Complex, in Nevada.

Other Income (Expense).   During the 2012 period, we sold 811 ounces of gold bullion and 126,440 ounces of silver bullion purchased as investments at a gain of $0.4 million. We did not dispose of any of our investment in gold and silver bullion during the 2013 period.

Recovery of income taxes.     Recovery of income taxes was $12.4 million in the 2013 period, compared to $6.3 million in the 2012 period.  The difference primarily relates to a tax recovery of $2.3 million related to the impairment of our Santa Cruz mineral property interests, and $2.5 million for the loss on sale of the mining claims in the Limo Complex, in Nevada.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

As production at El Gallo 1 for operational purposes was only achieved on January 1, 2013, there are no comparative measures for total cash costs, all-in sustaining costs, and all-in costs on a dollar and per ounce basis. As such, for a more meaningful discussion of total cash costs, all-in sustaining costs and all-in costs, we have compared costs for the quarter ended June 30, 2013 to those for the quarter ended March 31, 2013.

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended June 30, 2013 were $31.6 million, or $744 per gold equivalent ounce, compared to $21.8 million, or $953 per gold equivalent ounce, for the quarter ended March 31, 2013. The increase in total cash costs on a dollar basis is due to the higher number of ounces sold in the second quarter of 2013 compared to the first quarter of 2013, which is the basis over which cost of sales are recognized in the statement of operations. On a per ounce basis however, consolidated total cash costs decreased in the second quarter of 2013 compared to the first quarter of 2013. This was primarily a result of a reduction in labor costs as part of a cash flow optimization program implemented at MSC in the second quarter of 2013. Total cash costs in the first quarter of 2013 were also higher due to a ten-day production stoppage following a severe viral infection at the San José mine.

Consolidated all-in sustaining costs for the quarter ended June 30, 2013 were $47.0 million, or $1,108 per gold equivalent ounce, compared to $38.1 million, or $1,662 per gold equivalent ounce, for the quarter ended March 31, 2013. On a per ounce basis, all-in sustaining costs decreased primarily as a result of the reduction in total cash costs at MSC, as discussed above. All-in sustaining costs at our El Gallo 1 also decreased, primarily due to lower pre-stripping activities.

Consolidated all-in costs for the quarter ended June 30, 2013 were $50.9 million, or $1,199 per gold equivalent ounce, compared to $53.2 million, or $2,326 per gold equivalent ounce, for the quarter ended March 31, 2013, primarily due to lower exploration expenses in the second quarter of 2013 compared to the first quarter of 2013, as the drilling season at our Los Azules and Santa Cruz exploration properties ended in the first quarter of 2013. Property holding costs were also lower in the second quarter of 2013 compared to the first quarter of 2013, as the majority of land payments are due in the first and third quarter of the year.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitute for measures of performance prepared in accordance with GAAP.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

The terms total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs and all-in cost per ounce used in this report are non-GAAP financial measures. They should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined in accordance with U.S. GAAP.

We report these measures to provide additional information regarding operational efficiencies both on a consolidated and an individual mine basis (San José mine and El Gallo 1 mine), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, where we hold a 49% share in the production through our 49% interest MSC, we exclude the share of gold or silver production attributable to the controlling interest.

The measure total cash costs and total cash cost per ounce are calculated in accordance with the Production Cost Standard developed by The Gold Institute, which was a worldwide association of suppliers of gold and gold products and included leading North American gold producers. The Gold Institute ceased operations in 2002, but the standard is the accepted standard of reporting cash costs of production in North America. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies.

The measures all-in sustaining costs, all-in sustaining costs per ounce, all-in costs and all-in costs per ounce were adopted in 2013, as we believe that the these measures better represents the total costs associated with producing gold.  We have adopted this reporting methodology based on the standard from the World Gold Council (as promulgated in their June 27, 2013 press release, World Gold Council’s Guidance Note on Non-GAAP Metrics — All-In Sustaining Costs and All-In Costs). There is no assurance that these measures are necessarily comparable to our industry peers.

Total cash costs consists of mining, processing, on-site general and administrative costs, community and permitting costs related to current operations,  royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, and exclude depreciation and amortization. In order to arrive at our consolidated total cash costs, we also include our attributable share of total cash costs from operations where we hold less than a 100% economic share in the production, such as MSC where we hold a 49% interest. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

All-in sustaining costs consists of total cash costs (as described above), plus environmental rehabilitation costs and amortization of the asset retirement costs related to operating sites, sustaining exploration and development costs, and sustaining capital expenditures. In order to arrive at our consolidated all-in sustaining costs, we also include our attributable share of all-in sustaining costs from operations where we hold less than a 100% economic share in the production, as well as attributable corporate general and administrative expenses. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

All-in costs include community, permitting and reclamation and remediation costs not related to current operations, non-sustaining exploration and development costs and non-sustaining capital expenditures. As these costs do not relate to any particular producing operation, we divide the sum of these costs by the consolidated gold equivalent ounces, including our attributable share of any operation where we hold less than a 100% interest, and do not provide this measure on a per mine basis.

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 51% of the value of the sales in the second quarter of 2013 was derived from gold and 49% was derived from silver.  This compares to 48% and 52% for gold and silver, respectively, for the same period in 2012.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC. We have not independently verified such information, and as we are not the operator of the San José mine, there can be no assurance that the production information reported to us by MSC is accurate.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Production costs applicable to sales	$8,278	$—	$18,871	$—
Less: Depreciation	(287)	—	(956)	—
Less: Pre-stripping costs for future pit access	(2,422)	—	(6,235)	—
On-site general and administrative expenses	149	$—	369	$—
Property holding costs	—	—	14	—
Total cash costs (El Gallo 1 Mine)	$5,718	$—	$12,063	$—
McEwen's share of MSC total cash costs (49%)	25,851	15,987	41,321	28,558
Consolidated total cash costs	$31,569	$15,987	$53,384	$28,558

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$713	$—	$742	$—
McEwen's share of MSC total cash costs (49%)	751	822	842	789
Consolidated total cash costs (including McEwen's share of MSC)	744	822	817	789

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Total cash costs (excluding McEwen's share of MSC)	$5,718	$—	$12,063	$—
Operating site reclamation accretion and amortization	153	—	432	—
On-site exploration expenses	1,191	—	2,815	—
Pre-stripping costs for future pit access	2,422	—	6,235	—
All-in sustaining costs (El Gallo 1 Mine)	$9,484	$—	$21,545	$—
McEwen's share of MSC all-in sustaining costs (49%)	33,480	24,182	55,502	44,922
Corporate general and administrative expenses	4,068	4,089	8,040	8,816
Consolidated all-in sustaining costs (including McEwen's share of MSC)	$47,032	$28,271	$85,087	$53,738

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$1,183	$—	$1,325	$—
McEwen's share of MSC all-in sustaining costs (49%)	972	1,243	1,131	1,241
Consolidated all-in sustaining costs (including McEwen's share of MSC)	1,108	1,453	1,302	1,484

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Consolidated all-in sustaining costs (including McEwen's share of MSC)	$47,032	$28,271	$85,087	$53,738
Property holding costs (non-sustaining)	316	1,573	1,679	1,980
Reclamation accretion and amortization (non-operating sites)	63	112	118	232
Exploration expenses (non-sustaining)	3,548	12,176	16,674	22,420
Mine development (non-sustaining)	98	—	569	—
Mine operating costs (non-sustaining)	—	6,216	—	6,216
Mine construction and capital expenditures (non-sustaining)	(175)	5,637	—	10,293
Consolidated all-in costs (including McEwen's share of MSC)	$50,882	$53,985	$104,127	$94,879

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen's share of MSC)	$1,199	$2,775	$1,594	$2,621

The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs and all-in costs, discussed above, on a per ounce basis. Gold equivalent ounces are calculated using an average silver:gold ratio of 52:1.

Consolidated gold equivalent ounces sold

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Gold equivalent ounces sold (El Gallo 1 Mine)	8,020	—	16,255	—
McEwen's share of MSC gold equivalent ounces sold	34,429	19,454	49,087	36,204
Consolidated gold equivalent ounces sold (including McEwen's share of MSC)	42,449	19,454	65,342	36,204

Average realized prices

The term average realized price per ounce used in this report is also a non-GAAP financial measure. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  We report this measure to better understand the price realized in each reporting period for gold and silver.

Average realized price is calculated as sales of gold and silver (excluding commercial deductions) over the number of ounces sold in the period.

The following table reconciles this non-GAAP measure to the most directly comparable GAAP measure, Sales of Gold and Silver. Ounces of gold and silver sold for the San José mine are provided to us by MSC. We have not independently verified such information, and as we are not the operator of the San José mine, there can be no assurance that the information reported to us by MSC is accurate.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$10,332	$18,211	$28,543	$—	$13,488	$13,488
Silver sales	127	17,312	17,439	—	14,545	14,545
Gold and silver sales	$10,459	$35,523	$45,982	$—	$28,033	$28,033

Gold ounces sold	7,897	15,667	23,564	—	8,654	8,654
Silver ounces sold	6,400	975,605	982,005	—	561,632	561,632
Gold equivalent ounces sold	8,020	34,429	42,449	—	19,454	19,454

Average realized price per gold ounce sold	$1,308	$1,162	$1,211	$—	$1,559	$1,559
Average realized price per silver ounce sold	$19.84	$17.74	$17.76	$—	$25.90	$25.90
Average realized price per gold equivalent ounce sold	$1,304	$1,032	$1,083	$—	$1,441	$1,441

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$23,596	$27,860	$51,456	$—	$25,687	$25,687
Silver sales	361	29,933	30,294	—	32,609	32,609
Gold and silver sales	$23,957	$57,793	$81,750	$—	$58,296	$58,296

Gold ounces sold	15,982	21,948	37,930	—	15,679	15,679
Silver ounces sold	14,200	1,411,253	1,425,453	—	1,067,334	1,067,334
Gold equivalent ounces sold	16,255	49,087	65,342	—	36,204	36,204

Average realized price per gold ounce sold	$1,476	$1,269	$1,357	$—	$1,638	$1,638
Average realized price per silver ounce sold	$25.42	$21.21	$21.25	$—	$30.55	$30.55
Average realized price per gold equivalent ounce sold	$1,474	$1,177	$1,251	$—	$1,610	$1,610

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $45.8 million, comprised of current assets of $57.8 million and current liabilities of $12.0 million.  This represents a decrease of approximately $20.9 million from the working capital balance of $66.7 million at fiscal year end December 31, 2012.

Net cash used in operations for the six months ended June 30, 2013 decreased to $35.2 million from $42.7 million for the corresponding period in 2012, mainly due to cash received from gold and silver sales as a result of our production at El Gallo 1. This was partly offset by an increase in cash paid to suppliers and employees, which increased to $58.5 million during the six-month period ended June 30, 2013 from $42.8 million during the same period in 2012.

Cash provided by investing activities for six months ended June 30, 2013 was $0.1 million as our proceeds from disposal of property, plant and equipment slightly exceeded our acquisitions of mineral property interests and additions to property and equipment.  This compares to cash provided by investing activities of $49.4 million in the comparable period in 2012, primarily due to cash received from the acquisition of Minera Andes of $36.3 million as well as proceeds from the sale of gold and silver bullion of $11.3 million.

Cash provided by financing activities for the first half of 2013 was $0.1 million as the number of stock options exercised was only 48,000, compared to $3.3 million in 2012 from the exercise of 1,169,000 stock options, of which 852,000 were assumed from the Minera Andes acquisition in the same period in 2012.

We believe our working capital at June 30, 2013 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at June 30, 2013 include cash on hand, other current assets, revenue from El Gallo 1 and any distributions from the San José mine. However, in order to fund the development of El Gallo 2 under a conventional milling scenario and pending receipt of regulatory approvals, we would need to raise additional capital given the capital cost would be estimated at approximately $180 million, which significantly exceeds our available working capital. In such case, we would explore several financing methods to complete the development and construction of El Gallo Phase 2 as a conventional mill, which include incurring debt, issuing equity and equipment leasing. Our ability to continue with El Gallo as a conventional mill is dependent on one or several of the alternatives being completed. Our ability to develop El Gallo 2 as a heap leach operation is dependent on cost estimates and our working capital position at that point in time.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements about our anticipated exploration results, cost and feasibility of production, receipt of permits or other regulatory or government approvals and plans for the development of our properties;

•              statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

•              statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•      our ability to raise funds required for the execution of our business strategy;

•                  our ability to secure permits or other regulatory and government approvals needed to explore our mineral properties or develop our projects;

•      decisions of foreign countries and banks within those countries;

•                  unexpected changes in business, economic, and political conditions;

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

•                  results of pending and future feasibility studies or the commencement of mining operations without feasibility studies having been completed;

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a depreciation in non-US dollar currencies results in a loss. We have not utilized material market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.  Based on our Canadian cash balance of $20.1 million at June 30, 2013, a 1% change in the Canadian dollar would result in a gain/loss of $0.2 million being recorded in the consolidated statement of operations.

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

Commodity Price Risk

We own a 49% interest in the San José mine, an operating silver-gold mine in Santa Cruz, Argentina, and we have commenced production of gold and silver from our 100% owned El Gallo Complex.  As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our gold and silver holdings of $1.4 million at June 30, 2013, a 10% reduction in the price of gold and silver would decrease our working capital by approximately $0.1 million.  Additionally, based on our revenues from gold and silver sales of $24.0 million for the six months ended June 30, 2013, a 10% change in the price of gold and silver would have had an impact of approximately $2.4 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of June 30, 2013, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at June 30, 2013, we continue to face credit risk on the collection of our IVA receivables.

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

In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects. The new law came into force on July 5, 2013. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the tax and the mining industry is waiting for publication of regulations detailing these matters, it is expected that the law will be onerous and may limit future exploration activities in the province unless repealed.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012, (ii) the Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Six Months Ended June 30, 2013 and 2012, (iv) the Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 9, 2013	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Date: August 9, 2013	By Perry Y. Ing, Vice President and
Chief Financial Officer