Form 10-Q
period 2013-09-30
McEwen Mining Inc.
filed 2013-11-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 264,295,775 shares outstanding as of November 4, 2013 (and 32,863,584 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
		Adjusted (note 6)		Adjusted (note 6)
REVENUE:
Gold and silver sales	$11,778	$456	$35,735	$456
Income on investment in Minera Santa Cruz S.A., net of amortization (note 6)	2,040	11,240	252	14,968

	13,818	11,696	35,987	15,424
COSTS AND EXPENSES:
Production costs applicable to sales	7,907	119	26,778	119
Mine operating costs	—	2,406	—	8,622
Mine construction costs	—	4,671	—	13,306
Mine development costs	747	—	1,316	—
Exploration costs	2,575	6,708	22,064	28,565
Property holding costs	2,384	2,147	4,077	4,127
General and administrative	2,496	4,119	10,905	12,935
Acquisition costs	—	8	—	1,450
Accretion of asset retirement obligation (note 5)	113	110	347	342
Depreciation	204	266	731	750
Impairment of investment in Minera Santa Cruz S.A. (note 6)	—	—	95,878	—
Impairment of mineral property interests and property and equipment (note 5)	6,287	2,902	34,016	3,081
(Gain) loss on sale of assets (note 5)	(50)	(1,135)	6,741	(1,265)

Total costs and expenses	22,663	22,321	202,853	72,032

Operating loss	(8,845)	(10,625)	(166,866)	(56,608)

OTHER INCOME (EXPENSE):
Interest income	60	16	199	198
Gain on litigation settlement (notes 7 and 12)	—	—	560	—
Loss on sale of marketable equity securities	—	(70)	—	(70)
Gain (loss) on sale of gold and silver bullion (note 4)	51	1,233	(223)	3,075
Unrealized loss on gold and silver bullion (note 4)	—	—	—	(359)
Other-than-temporary impairment on marketable equity securities	—	—	—	(1,993)
Foreign currency (loss) gain	(159)	423	(1,094)	469

Total other income (expense)	(48)	1,602	(558)	1,320

Loss before income taxes	(8,893)	(9,023)	(167,424)	(55,288)
Recovery of income taxes	12,157	6,369	31,025	14,919
Net income (loss)	3,264	(2,654)	(136,399)	(40,369)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes	—	—	—	1,000
Unrealized (loss) gain on available-for-sale securities, net of taxes	—	(1)	3	(2)

Comprehensive income (loss)	$3,264	$(2,655)	$(136,396)	$(39,371)
Net income (loss) per share (note 9):
Basic	$0.01	$(0.01)	$(0.46)	$(0.16)
Diluted	$0.01	$(0.01)	$(0.46)	$(0.16)
Weighted average common shares outstanding (thousands) (note 9):
Basic	297,125	268,373	297,001	256,834
Diluted	297,899	268,373	297,001	256,834

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As at
	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,062	$70,921
Investment in gold and silver bullion (market value - 2013 - nil; 2012 - $2,062) (note 4)	—	1,690
IVA taxes receivable	10,129	9,150
Inventories (note 3)	7,807	7,262
Other current assets	1,922	2,895
Total current assets	50,920	91,918

Mineral property interests (note 5)	724,841	767,067
Restrictive time deposits for reclamation bonding (note 5)	5,183	5,183
Investment in Minera Santa Cruz S.A. (note 6)	177,080	273,948
Property and equipment, net	15,143	12,767
Other assets	84	54
TOTAL ASSETS	$973,251	$1,150,937

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,041	$21,235
Litigation settlement liability (notes 7 and 12)	—	3,830
Current portion of asset retirement obligation (note 5)	1,351	130
Total current liabilities	11,392	25,195

Asset retirement obligation, less current portion (note 5)	5,265	6,229
Deferred income tax liability (notes 2 and 5)	198,497	229,522
Other liabilities	400	400
Total liabilities	$215,554	$261,346

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized; Common: 263,626 shares as of September 30, 2013 and 212,646 shares as of December 31, 2012 issued and outstanding Exchangeable: 33,533 shares as of September 30, 2013 and 83,379 shares as of December 31, 2012 issued and outstanding	1,354,279	1,349,777
Accumulated deficit	(596,291)	(459,892)
Accumulated other comprehensive loss	(291)	(294)
Total shareholders’ equity	757,697	889,591

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$973,251	$1,150,937

Subsequent event - Note 6

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	2,845	—	—	2,845
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Exercise of stock options	387	721	—	—	721
Exercise of stock options assumed from Minera Andes Inc. acquisition	942	2,844	—	—	2,844
Shares issued for Mexico mining concessions	83	391	—	—	391
Unrealized loss on marketable securities	—	—	(2)	—	(2)
Reclassification of unrealized loss on marketable equity securities disposed of during the period, net of tax	—	—	(993)	—	(993)
Other-than-temporary impairment on marketable equity securities	—	—	1,993	—	1,993
Net loss (adjusted - note 6)	—	—	—	(40,369)	(40,369)
Balance, September 30, 2012	268,496	$1,288,478	$(291)	$(433,607)	$854,580

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	965	—	—	965
Exercise of stock options	48	95	—	—	95
Exercise of stock options assumed from Minera Andes Inc. acquisition	45	76	—	—	76
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Unrealized gain on available-for-sale securities, net of taxes	—	—	3	—	3
Net loss	—	—	—	(136,399)	(136,399)
Balance, September 30, 2013	297,159	$1,354,279	$(291)	$(596,291)	$757,697

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
		Adjusted (note 6)
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(74,359)	$(65,760)
Cash received from gold and silver sales	34,711	—
Proceeds from sale of gold and silver bullion	1,467	23,836
Dividend received from Minera Santa Cruz S.A.	1,242	2,154
Interest received	139	125
Cash used in operating activities	(36,800)	(39,645)
Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	—	36,337
Short-term investments (net)	—	3,933
Acquisition of mineral property interests	(150)	(712)
Additions to property and equipment	(3,710)	(1,769)
Proceeds from disposal of mineral property interests and property and equipment	1,449	3,143
Proceeds from sale of marketable securities	—	409
Cash provided by investing activities	(2,411)	41,341
Cash flows from financing activities:
Exercise of stock options	171	3,564
Cash provided by financing activities	171	3,564
Effect of exchange rate change on cash and cash equivalents	(819)	(156)
(Decrease) increase in cash and cash equivalents	(39,859)	5,104
Cash and cash equivalents, beginning of period	70,921	13,416
Cash and cash equivalents, end of period	$31,062	$18,520

Reconciliation of net loss to cash used in operating activities:
Net loss	$(136,399)	$(40,369)
Adjustments to reconcile net loss from operating activities:
Impairment of investment in Minera Santa Cruz S.A.	95,878	—
Impairment of mineral property interests and property and equipment	34,016	3,081
Loss (gain) on sale of assets	6,741	(1,265)
Loss on sale of marketable securities	—	70
Income on investment in Minera Santa Cruz S.A., net of amortization	(252)	(14,968)
Recovery of income taxes	(31,025)	(14,919)
Gain on litigation settlement	(560)	—
Loss (gain) on sale of gold and silver bullion	223	(3,075)
Proceeds on sale of gold and silver bullion	1,467	23,836
Unrealized loss on silver bullion	—	359
Other-than-temporary impairment on marketable equity securities	—	1,993
Stock-based compensation	965	2,845
Accretion of asset retirement obligation	347	342
Depreciation	731	750
Amortization of mineral property interests and asset retirement obligations	1,244	—
Foreign exchange loss	819	156
Change in non-cash working capital items:
Increase in other assets related to operations	1,143	(6,680)
Dividend receivable obtained from acquisition of Minera Andes Inc.	—	9,363
Dividend receivable from Minera Santa Cruz S.A	—	2,611
Decrease in liabilities related to operations	(12,138)	(3,775)
Cash used in operating activities	$(36,800)	$(39,645)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (the “Company” or “McEwen Mining”) was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver. On January 24, 2012, the Company changed its name from US Gold Corporation to McEwen Mining Inc. after the completion of the acquisition of Minera Andes Inc. (“Minera Andes”) by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada.

The Company operates in Argentina, Mexico, and the United States.  It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’). It also owns the El Gallo 1 mine in Sinaloa, Mexico, where production began in September 2012, with a total of 30,319 gold equivalent ounces produced between commencement of production and September 30, 2013. Finally, the Company also own the Los Azules Copper Deposit in San Juan, Argentina, development projects including the El Gallo 2 project in Mexico and the Gold Bar project in Nevada, USA, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

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

In management’s opinion, the unaudited consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, the consolidated balance sheets as at September 30, 2013 (unaudited) and December 31, 2012, the unaudited consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2013  and 2012, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2012.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

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

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining - Minera Andes Acquisition Corporation, an indirect wholly-owned Canadian subsidiary of the Company, equal to the number of Minera Andes shares owned by the holder, multiplied by the exchange ratio of 0.45.  The 127,331,498 exchangeable shares issued are exchangeable for the Company’s common stock on a one-for-one basis.

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

The fair value of mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $508.5 million.  The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $178.0 million, which was included in the allocation of the purchase price above.  At the end of 2012, the Company reduced the deferred income tax liability from $178.0 million to $156.9 million, as a result of further fluctuations in the foreign exchange rates between the Argentine pesos and U.S. dollar from January 24, 2012 to December 31, 2012.  For the nine months ended September 30, 2013, the Company recorded an additional income tax recovery of $23.6 million as a result of the fluctuations in foreign exchange rates since December 31, 2012. Furthermore, in the second quarter of 2013, the Company also recorded an impairment of $27.7 million on certain of its Santa Cruz mineral property interests, as discussed in Note 5, along with an associated $2.3 million of income tax recovery. These resulted in a deferred income tax liability on these assets of $131.0 million, which is included in the deferred income tax liability balance of $198.5 million on the unaudited consolidated balance sheet as at September 30, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 3   INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	As at September 30, 2013	As at December 31, 2012
Ore on leach pads	$2,795	$685
In-process inventory	1,572	3,604
Stockpiles	462	308
Precious metals	1,501	1,322
Materials and supplies	1,477	1,343
Inventories	$7,807	$7,262

NOTE 4   GOLD AND SILVER BULLION

From time to time, the Company invests a portion of its cash in physical gold and silver bullion. Below is the balance of its holdings of gold and silver as at September 30, 2013 and December 31, 2012:

	As at September 30, 2013		As at December 31, 2012
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
Number of ounces	—	—	793	24,969
Average cost per ounce	n/a	n/a	$1,278.63	$27.08
Total cost	$—	$—	$1,014	$676
Fair value per ounce	n/a	n/a	$1,657.50	$29.95
Total fair value	$—	$—	$1,314	$748

The fair value of gold and silver was based on the daily London P.M. fix as at the reporting date. Since ASC Topic 815, Derivatives and Hedging, does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

During the nine months ended September 30, 2013, the Company recorded a realized loss of $0.2 million on its gold and silver bullion, as a result of its average cost of $1,278.63 and $27.08 per ounce, respectively, being lower than its selling price of $1,245.70 per ounce of gold and $19.18 per ounce of silver in the third quarter of 2013.

Changes in the Company’s holdings of gold and silver for the nine months ended September 30, 2013 and year ended December 31, 2012 are as follows:

	Nine months ended September 30, 2013			Year ended December 31, 2012
	Gold	Silver	Total	Gold	Silver	Total
	(in thousands)
Opening Balance	$1,014	$676	$1,690	$7,232	$15,578	$22,810
Proceeds from sale	(988)	(479)	(1,467)	(7,982)	(15,854)	(23,836)
(Loss) gain on sale	(26)	(197)	(223)	1,764	1,311	3,075
Unrealized loss	—	—	—	—	(359)	(359)
Ending Balance	$—	$—	$—	$1,014	$676	$1,690

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

At September 30, 2013, the Company held mineral rights in Argentina, mineral concession rights in Mexico, including the El Gallo Complex, and mineral interests in Nevada.  The El Gallo 1 mine recommenced gold and silver production in September 2012. For accounting purposes, the mine achieved commercial production in September 2012.  For operational purposes, commercial production was effective as of January 1, 2013.  For the year ended December 31, 2012, a total of 6,949 gold equivalent ounces were produced at El Gallo. For the three and nine months ended September 30, 2013, a total of 8,027 and 23,370 gold equivalent ounces were produced at El Gallo, respectively.

In May 2013, the Company entered into a sale agreement for certain mining claims in the Limo Complex, Nevada, for a sale price of $0.8 million. The claims had a carrying value of $7.2 million. As the carrying value exceeded the proceeds from the sales agreement, the Company recorded a loss on disposal of $6.4 million, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $2.5 million. This resulted in a net loss on disposal of $3.9 million which is included in the net loss for the nine months ended September 30, 2013. The Limo Complex is part of the “Nevada” segment, as shown in Note 11.

During the second quarter of 2013, the Province of Santa Cruz, Argentina, passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects, less certain deductions. Based on this development, along with a significant decline in gold and silver market prices during the year and continued inflationary pressures resulting in a depressed market for exploration companies in Argentina, the Company concluded that there were indicators that the carrying value of the mineral property interests in the Santa Cruz Province may not be recoverable. The Company engaged a third party valuator to test the recoverability and determine the fair value of these properties. The valuator used a market approach to estimate the fair value of the properties by using the observed market value per acre in the region. As a result, the Company recorded an impairment of $27.7 million in the second quarter of 2013, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.3 million, for a net impairment charge of $25.4 million for the nine months ended September 30, 2013. The Santa Cruz Province mineral property interests are part of the “Argentina” segment, as shown in Note 11.

During the third quarter of 2013, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas. As a result, the Company allowed certain claims from one of its Nevada properties in the West Battle Mountain Complex to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $6.3 million, which was written off during the third quarter of 2013, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.2 million. This resulted in a net write-off for the Company of $4.1 million which is included in the net income (loss) for the three and nine months ended September 30, 2013. The West Battle Mountain Complex is part of the “Nevada” segment, as shown in Note 11.

Based on the above, impairment charges were recorded on the following mineral property interests for the three and nine months ended September 30, 2013:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Name of Property/Complex	Segment	2013	2012	2013	2012
Telken Tenements	Argentina	$—	$—	$13,792	$—
Este Tenements	Argentina	—	—	2,784	—
Piramides Tenements	Argentina	—	—	5,079	—
Tobias Tenements	Argentina	—	—	6,074	—
West Battle Mountain Complex	Nevada	6,287	—	6,287	—
Other United States Properties	Nevada	—	2,902	—	2,902
Property, plant and equipment	Argentina	—	—	—	179
Total impairment		$6,287	$2,902	$34,016	$3,081

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 5   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Mineral Property Interests (Continued)

In October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which the Company and Hochschild agreed to contribute to MSC the mining rights of certain of Santa Cruz exploration properties. Refer to Note 6, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine, for details.

Asset Retirement Obligation

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 mine in Mexico.  Reclamation expenditures are expected to be incurred between 2013 and 2040.

Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2013 and year ended December 31, 2012 are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
Asset retirement obligation liability - opening balance	$6,359	$6,253
Settlements	(56)	(47)
Accretion of liability	342	447
Adjustment reflecting updated estimates	(29)	(294)
Asset retirement obligation liability - ending balance	$6,616	$6,359

As at September 30, 2013, the current portion of the asset retirement obligation was $1.4 million (December 31, 2012 - $0.1 million).

The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property as required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) is $3.8 million.  The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  Based on the Company’s estimate, the change in its bonding requirements was insignificant.  As at September 30, 2013, the closure plan has already been approved by the NDEP but is still under review by the BLM.  It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of its review.  The Company, however, is unable to meaningfully estimate possible increases at this time. For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at September 30, 2013 and December 31, 2012, had cash bonding in place of $5.2 million.

The costs of undiscounted projected reclamation of El Gallo 1 are currently estimated at $4.6 million. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

When proven and probable reserves exist at the Company’s properties, the relevant capitalized asset retirement costs and mineral property interests are to be charged to expense based on the units of production method and upon commencement of production. As previously discussed, El Gallo 1 began production in September 2012.  However, since El Gallo 1 does not contain mineralized material that satisfies the definition of proven and probable reserves under the SEC Industry Guide 7, the amortization of the capitalized asset retirement costs and mineral property interests are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three and nine months ended September 30, 2013, the Company recorded $0.3 million and $1.2 million of amortization expense related to El Gallo 1, respectively, which was reported in production cost applicable to sales on the unaudited statement of operations and comprehensive income (loss).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 6   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

As discussed in Note 1, the Company acquired a 49% interest in MSC, owner and operator of the San José Silver-Gold Mine in Santa Cruz, Argentina, in January 2012. The Company’s share of earnings and losses from its investment in MSC is included in the consolidated statement of operations and comprehensive income (loss), and amounted to $3.9 million for the nine months ended September 30, 2013, or 49% of MSC’s reported net income of $8.0 million. For the nine months ended September 30, 2012, MSC reported to the Company only its net income from January 25, 2012 to September 30, 2012 since the acquisition closed on January 24, 2012.

As at September 30, 2012, the investment in MSC was allocated an estimated fair value of $261.2 million.  During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million.  The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in the amortization previously reported for the third quarter of 2012.  Below is a reconciliation of the adjustment for the third quarter of 2012.

	For three months ended	For nine months ended
	September 30, 2012	September 30, 2012
	(in thousands)

Amortization of fair value increments, as reported	$1,597	$3,746
Adjustment	71	(209)
Amortization of fair value increments, as adjusted	$1,668	$3,537

Net loss, as reported	$(2,583)	$(40,578)
Adjustment	(71)	209
Net loss, as adjusted	$(2,654)	$(40,369)

During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated, resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As a result, the prior year income from the Company’s equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013.

During the second quarter of 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects, less certain deductions, and MSC has estimated that this would result in a tax payable amount ranging between $2.0 million and $3.0 million for the year 2013. Based on this development, along with a significant decline in gold and silver market prices and continued inflationary pressures, the Company concluded that there were indicators that there was a loss in value in its investment in MSC that was other than temporary.  The Company engaged a third party valuator to test the recoverability and determine the fair value of its investment in MSC. The valuator used a discounted cash flow approach and determined that the carrying value of the Company’s investment in MSC exceeded its estimated fair value. As the loss in value of the investment was considered other than temporary, an impairment of $95.9 million was recorded in the second quarter of 2013. The investment in MSC is part of the “Argentina” segment as shown in Note 11.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 6   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

Changes in the Company’s investment in MSC for the nine months ended September 30, 2013 and year ended December 31, 2012 are as follows:

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
	(in thousands)
Investment in MSC, beginning of period	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	3,914	25,301
Amortization of fair value increments	(3,662)	(4,466)
Dividend distribution	(1,242)	(9,770)
Impairment of investment in MSC	(95,878)	—
Investment in MSC, end of period	$177,080	$273,948

A summary of the operating results from MSC for the three and nine months ended September 30, 2013 and the period from January 25, 2012 (after the closing of the acquisition of Minera Andes) to September 30, 2012 is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Sales - MSC 100%	$69,662	$116,299	$182,031	$212,902
Net income - MSC 100%	5,424	26,343	7,988	37,765
McEwen Mining’s portion - 49%	2,658	12,908	3,914	18,505
Net income on investment in MSC	$2,658	$12,908	$3,914	$18,505
Amortization of fair value increments	(618)	(1,668)	(3,662)	(3,537)
Income on investment in MSC, net of amortization	$2,040	$11,240	$252	$14,968

As at September 30, 2013, MSC had current assets of $120.2 million, total assets of $522.4 million, current liabilities of $56.4 million and total liabilities of $166.8 million on an unaudited basis. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and the impairment charge of $95.9 million recorded in the second quarter of 2013.

In October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which the Company agreed to contribute to MSC the mining rights of certain Santa Cruz exploration properties. The properties proposed to be transferred, totaling approximately 48,900 hectares, include amongst others the Telken, Piramides, Tobias, and Este tenements, and are in close proximity to or abutting the properties comprising the San José Mine. Hochschild will also contribute to MSC certain of their mineral properties located in the same region, totaling approximately 82,700 hectares. The agreement contains a 2% net smelter return royalty payable to the Company or Hochschild based on any of MSC’s production from the respective mineral properties contributed by each party. The vend-in agreement requires registration of title changes with the Argentinean government, which is expected to occur in the fourth quarter of 2013. The carrying value of these properties of $53.2 million, as well as the related deferred tax liability of $17.3 million, will be transferred to the Company’s investment in MSC, with no gain or loss expected to be recognized upon transfer in the fourth quarter of 2013. The mineral property interests are currently part of the “Argentina” segment in Note 11.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 7   SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2013, 49.9 million exchangeable shares were converted into common stock.  At September 30, 2013, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 33.5 million.

During the nine months ended September 30, 2013, the Company issued 48,000 shares of common stock upon exercise of stock options under the Equity Incentive Plan at a weighted average exercise price of $1.97 per share for proceeds of $94,720. The Company also issued 45,000 shares of common stock upon exercise of certain stock options the Company assumed as part of the Minera Andes Inc. acquisition, at a weighted average exercise price of C$1.80 per share for proceeds of $76,926. During the same period, the Company issued the final installment of 41,500 shares of common stock as payment for mining concessions in Mexico.  In addition, the Company issued 1 million shares of common stock in January 2013, which was previously recorded as a liability of $3.8 million as at December 31, 2012, as part of the litigation settlement agreement with TNR Gold Corp. effective November 2012 with respect to the Los Azules Copper Project.  The issuance of the shares resulted in the elimination of the liability in the first quarter of 2013.

During the third quarter of 2013, the Company entered into an agreement with one of its mining contractors to settle parts of its expected future account payable with shares of common stock of the Company, up to a maximum of 2,500,000 common shares. The term of the agreement is six (6) months; provided, however, that the term may be extended by the parties. The number of shares to be issued will be determined monthly, based on the amount payable by the Company for services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month. As at September 30, 2013, the Company has agreed to issue approximately 15,800 common shares under this agreement. The fair value of this liability is included in accounts payable and accrued liabilities on the consolidated balance sheet as at September 30, 2013. The shares will be issued in the fourth quarter of 2013.

NOTE 8   STOCK-BASED COMPENSATION

During the nine months ended September 30, 2013, the Company granted stock options to certain employees and directors for an aggregate of 1.7 million shares of common stock at a weighted average exercise price of $2.26 per share.  The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue.  During the same period in 2012, the Company granted 0.3 million of stock options to the Company’s Chief Operating Officer, as part of his employment contract, at an exercise price of $5.80 per share. The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 10 years from the date of issue.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  During the three and nine months ended September 30, 2013, the Company recorded stock option expense of $0.3 million and $1.0 million, respectively. During the three and nine months ended September 30, 2012, the Company recorded stock option expense of $0.7 million and $2.8 million, respectively.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 8   STOCK-BASED COMPENSATION (Continued)

The principal assumptions used in applying the Black-Scholes option pricing model for the awards for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.50% to 0.86%	—	0.50%	0.97%
Dividend yield	n/a	—	n/a	n/a
Volatility factor of the expected market price of common stock	66% to 69%	—	66%	75%
Weighted-average expected life of option	3.5 years	—	3.5 years	6.0 years
Weighted-average grant date fair value	$1.02	—	$1.01	$3.80

NOTE 9   INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments. Below is a reconciliation of the basic and diluted weighted average number of common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$3,264	$(2,654)	$(136,399)	$(40,369)
Weighted average common shares (thousands):
Basic	297,125	268,373	297,001	256,834
Effect of employee stock-based awards	774	—	—	—
Diluted	297,899	268,373	297,001	256,834
Net income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.46)	$(0.16)
Diluted	$0.01	$(0.01)	$(0.46)	$(0.16)

Outstanding options to purchase 2 million shares of common stock with a weighted average exercise prices of $5.06 were outstanding at September 30, 2013 but were not included in the computation of diluted weighted average common shares for the three months ended September 30, 2013 because their exercise prices exceeded the average price of the Company’s common stock for the period presented.

Other outstanding options to purchase 4 million shares of common stock were not included in the computation of diluted weighted average shares in the nine months ended September 30, 2013 because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, other outstanding options excluded from the computation of diluted weighted average shares because of their anti-dilutive effect were of 3 million shares.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 10   RELATED PARTY TRANSACTIONS

Since the second quarter of 2010, an aircraft owned and operated by Lexam L.P. (of which Robert R. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice.

The Company is able to charter the aircraft from Lexam L.P. at a preferential rate. The Company’s independent board members have approved a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.  The hourly amount that the Company has agreed to reimburse Lexam L.P. is under half the full cost per hour of operating the aircraft or equivalent hourly charter cost and in any event less than even Mr. McEwen’s preferential charter rate. Where possible, trips also include other company personnel, both executives and non-executives, to maximize efficiency.

The above agreement was approved by the independent members of the Company’s Board of Directors.

For the three months ended September 30, 2013, the Company incurred and paid $9,100 (2012 - $14,809) to Lexam L.P. for the use of this aircraft. For the nine months ended September 30, 2013, the Company incurred and paid $79,625 (2012 - $218,528) for the use of this aircraft.

NOTE 11   SEGMENTED INFORMATION

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

The financial information relating to the Company’s segments is as follows:

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended September 30, 2013
Gold and silver sales	$—	$11,778	$—	$—	$11,778
Income on investment in Minera Santa Cruz S.A. (net of amortization)	2,040	—	—	—	2,040
Production costs applicable to sales	—	7,907	—	—	7,907
Mine development costs	—	747	—	—	747
Exploration costs	631	1,148	634	162	2,575
Impairment of mineral property interests and property and equipment	—	—	6,287	—	6,287
Gain on sale of assets	(10)	—	(40)	—	(50)
Operating income (loss)	1,131	393	(8,499)	(1,870)	(8,845)

For the nine months ended September 30, 2013
Gold and silver sales	$—	$35,735	$—	$—	$35,735
Income on investment in Minera Santa Cruz S.A. (net of amortization)	252	—	—	—	252
Production costs applicable to sales	—	26,778	—	—	26,778
Mine development costs	—	1,316	—	—	1,316
Exploration costs	14,110	5,582	2,084	288	22,064
Impairment of investment in MSC	95,878	—	—	—	95,878
Impairment of mineral property interests and property and equipment	27,729	—	6,287	—	34,016
Loss (gain) on sale of assets	316	—	6,428	(3)	6,741
Operating income (loss)	(139,297)	(2,627)	(17,102)	(7,840)	(166,866)

As at September 30, 2013
Investment in Minera Santa Cruz S.A.	177,080	—	—	—	177,080
Mineral property interests	511,363	12,093	201,385	—	724,841
Total assets	691,579	51,272	205,457	24,943	973,251

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 11   SEGMENTED INFORMATION (Continued)

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended September 2012
Gold and silver sales	—	456	—	—	456
Income on investment in Minera Santa Cruz S.A. (net of amortization) (adjusted - note 6)	$11,240	$—	$—	$—	$11,240
Production costs applicable to sales	—	119	—	—	119
Mine development and operating costs	—	2,406	—	—	2,406
Mine construction costs	—	4,671	—	—	4,671
Exploration costs	1,539	3,847	999	323	6,708
Operating income (loss) (adjusted - note 6)	9,129	(12,650)	(4,234)	(2,870)	(10,625)

For the nine months ended September 30, 2012
Gold and silver sales	—	456	—	—	456
Income on investment in Minera Santa Cruz S.A. (net of amortization) (adjusted - note 6)	$14,968	$—	$—	$—	$14,968
Production costs applicable to sales	—	119	—	—	119
Mine development and operating costs	—	8,622	—	—	8,622
Mine construction costs	—	13,306	—	—	13,306
Exploration costs	11,369	12,394	3,905	897	28,565
Operating income (loss) (adjusted - note 6)	1,440	(38,733)	(7,864)	(11,451)	(56,608)

As at December 31, 2012
Investment in Minera Santa Cruz S.A.	273,948	—	—	—	273,948
Mineral property interests	539,092	12,707	215,268	—	767,067
Total assets	825,047	47,359	220,148	58,383	1,150,937

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
September 30, 2013

NOTE 12   FAIR VALUE ACCOUNTING (Continued)

The following table identifies the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as a September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$31,062	$31,062	$—	$—
IVA taxes receivable	10,129	—	10,129	—
	$41,191	$31,062	$10,129	$—
Liabilities:
Accounts payable and accrued liabilities	$10,041	$38	$10,003	$—
	$10,041	$38	$10,003	$—

	Fair Value as at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$70,921	$70,921	$—	$—
IVA taxes receivable	9,150	—	9,150	—
	$80,071	$70,921	$9,150	$—
Liabilities:
Accounts payable and accrued liabilities	$21,235	$—	$21,235	$—
Litigation settlement liability	3,830	3,830	—	—
	$25,065	$3,830	$21,235	$—

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

The fair value of the IVA receivable, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature.

As at September 30, 2013, accounts payable included an accrual for the fair value of approximately 15,800 shares of common stock that are required to be issued as part of the settlement of certain amounts due by the Company to one of its vendors, as discussed in Note 7, Shareholders’ Equity. As the Company’s stock is quoted on an active market, this liability is classified within Level 1 of the fair value hierarchy.

The litigation settlement liability at December 31, 2012 represented the fair value of the 1,000,000 shares of the Company’s common stock that were required to be issued as part of the settlement with TNR Gold Corp. Since the Company’s common stock is quoted on an active market, the liability was classified within Level 1 of the fair value hierarchy.

NOTE 12   FAIR VALUE ACCOUNTING (Continued)

In the second quarter of 2013, the Company recorded impairment charges related to its mineral property interests in the Santa Cruz Province, Argentina and its investment in MSC, as discussed in Notes 5 and 6, respectively. The estimated fair values of the Santa Cruz mineral property interests were determined using observed market value per acre in the region. The estimated fair value of the Company’s investment in MSC was determined using a discounted cash flow approach. The discounted cash flow model used significant unobservable inputs and is, therefore, considered within Level 3 of the fair value hierarchy.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s non-recurring Level 3 fair value measurements.

	Valuation	Unobservable	Range /
	Technique	Input	Weighted Average
Investment in MSC	Discounted cash flow	Discount Rate Long Term Gold Price Long Term Silver Price Argentina Inflation Index United States Inflation Index	10.0% $1,300 per ounce $22.75 per ounce 10.0% 1.7%

NOTE 13   COMPARATIVE FIGURES

Certain prior year information was reclassified to conform to the current year’s presentation.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 7, 2013 for the foreseeable future. It also analyzes our financial condition at September 30, 2013 and compares it to our financial condition at December 31, 2012.  Finally, the discussion analyzes our results of our operations for the three and nine months ended September 30, 2013 and compares those results to the three and nine months ended September 30, 2012.  With regard to properties or projects that are not in production, we provide some details of our plan of operation.  The discussion also presents certain Non-GAAP financial performance measures, such as total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, beginning on page 35.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2012.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS — INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

We are required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

We also note that drill results are not indicative of mineralized material in other areas where we have mining interests. Furthermore, mineralized material identified on our properties does not and may never have demonstrated economic or legal viability.

Overview

McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.  On January 24, 2012, we changed our name from US Gold Corporation to McEwen Mining Inc. after the completion of the acquisition of Minera Andes Inc. (“Minera Andes”) by way of a statutory plan of arrangement pursuant to the laws of the Province of Alberta, Canada.  Our principal assets consists of our 49% interest in the San José mine in Santa Cruz, Argentina; the El Gallo Complex in Sinaloa, Mexico; the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

In this report, Au represents gold, Ag represents silver, oz represents ounce, opt represents troy ounces per short ton, gpt represents grams per metric tonne, ft. represents feet, m represents meters, km represents kilometer, and sq. represents square.  All of our financial information is reported in United States (“U.S.”) dollars, unless otherwise noted.

Selected Financial and Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Gold and silver sales	$11,778	$456	$35,735	$456
Income on investment in Minera Santa Cruz S.A., net of amortization	$2,040	$11,240	$252	$14,968
Net income (loss)	$3,264	$(2,654)	$(136,399)	$(40,369)
Per common share - basic and diluted	$0.01	$(0.01)	$(0.46)	$(0.16)
Consolidated gold ounces (thousands)
Produced	20	11	58	31
Sold	833	761	2,278	2,160
Consolidated silver ounces (thousands)
Produced	21	14	59	30
Sold	814	1,061	2,240	2,129
Consolidated gold equivalent ounces (thousands) (1)
Produced	36	25	102	73
Sold	37	35	102	71
Consolidated average realized price (2)
Gold	$1,378	$1,707	$1,364	$1,671
Silver	$23.19	$32.58	$21.96	$31.56
Consolidated total cash costs per gold equivalent ounce (2) (3)	$749	$804	$793	$796
Consolidated all-in sustaining costs per gold equivalent ounce (2) (4)	$1,081	$1,245	$1,223	$1,367
Consolidated all-in costs per gold equivalent ounce (2) (4)	$1,245	$1,715	$1,490	$2,178

(1)         Gold equivalent ounces calculated using an average silver to gold ratio of 52:1.

(2)         Total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information, including definitions of these terms.

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

Operating and Financial Highlights

•                  Gold equivalent production in the third quarter of 2013 totaled 36,494 ounces, which includes 28,467 gold equivalent ounces attributable to us from our 49% owned San José mine in Argentina and 8,027 gold equivalent ounces from El Gallo 1 in Mexico.

•                  For the third quarter of 2013, total cash costs, all-in sustaining costs and all-in costs for all of our operations on a consolidated basis totaled $749, $1,081 and $1,245 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine in Argentina totaled $749 and $1,003 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $747 and $1,066 per gold equivalent ounce, respectively.

•                  Gold equivalent ounces sold in the third quarter of 2013 totaled 36,512 ounces, which includes 27,711 gold equivalent ounces attributable to us from our 49% owned San José mine in Argentina and 8,801 gold equivalent ounces from El Gallo 1 in Mexico.

•                  Average realized price for all of our operations on a consolidated basis in the third quarter of 2013 was $1,378 and $23.19 per ounce of gold and silver sold, respectively.

•                  The Company ended the quarter with $32.6 million in cash and precious metals and no debt.

Development and Exploration Activities

El Gallo Complex, Mexico

El Gallo 1

During the third quarter of 2013, we continued to work on the expansion of El Gallo 1. The expansion is ahead of schedule with completion expected at the end of the first quarter rather than the second quarter of 2014. In addition, the estimated cost has been reduced to $3 million from the previously stated $5 million. Key advancements in the quarter focused on heap leach pad construction, crushing and processing plant upgrades, and requisitions of long lead capital items, as these areas are critical for increased production at El Gallo 1.  For the nine months ended September 30, 2013, we have spent $0.5 million on the expansion.

Remaining equipment upgrades and development activities are summarized below:

•                  Installing a new series of pumps, generators and carbon columns.

•                  Upgrading the electro-winning cells at the ADR (adsorption-desorption-recovery) process plant.

•                  Expanding the heap leach pad to accommodate the increased throughput and subsequent ore delivery rate.

El Gallo 2

During the third quarter, we continued to evaluate ways to optimize the project both by continuing the metallurgical testing for El Gallo 2 as a heap leach operation rather than a conventional milling process and also by looking to decrease the capital cost estimate should we proceed with development under a milling scenario. We expect that the capital cost requirements under a heap leach scenario would be much lower, approximately $30 million, versus the original estimate of $180 million under a milling scenario, with the primary tradeoff being lower silver production levels due to reduced recoveries. Follow-up tests confirm earlier tests which suggest silver recoveries through heap leaching would be between 55-60%. However more work is required on processing costs and permitting requirements before a final decision is made. The metallurgical testing of El Gallo 2 ore via heap leach is expected to be completed by the fourth quarter of 2014. Development under a heap leach scenario would require changes to the permits currently sought for El Gallo 2 described below.

Concurrently, we are reviewing the technical design of El Gallo 2 under the milling scenario and making modifications to the design which are expected to result in savings of 10-15% from the original project estimate of $180 million. The Company has continued to advance the construction of the El Gallo 2 ball mill to ensure both process alternatives remain viable without incurring unnecessary costs or delays. The construction of the ball mill is expected to be complete in Q3 2014. For the nine months ended September 30, 2013, we have made advances of $3.4 million for the ball mill and filter presses.

El Gallo 2: Development and Permitting

As at the date of this filing, all required El Gallo 2 permits have been either submitted or approved. The final permit to begin construction and operations under the mill scenario is still under review by the Mexican government. The government has completed an initial review. We have since supplied the answers and supporting documentation. We are hoping to have approval by the end of 2013, but it could extend into early 2014, with the number of other projects within the country that are currently being reviewed.

The following table summarizes the status of our permits for El Gallo 2 as of November 7, 2013.

El Gallo 2: Permitting Schedule and Update

Key Environmental Permits

Permit	Purpose	Agency	Status
Environmental Impact Statement (MIA)	Construction/Operation	SEMARNAT	Approved
Land Use Change (ETJ)	Construction/Operation	SEMARNAT	Submitted
Risk Analysis (RA)	Construction/Operation	SEMARNAT	Approved
Municipal Construction Permit	Construction	Municipality	Approved
Explosives & Storage Permit	Construction/Operation	SEDENA	Approved
Archeological Release	Construction	INAH	Approved
Water Use Permit	Construction/Operation	CONAGUA	Approved

We would expect construction of the project to take approximately one year from the time permits are received and a construction decision is made.

Exploration

Drilling at El Gallo in the first nine months of 2013 was primarily focused on a new area discovered in April 2013 called “Central”, which is situated between two known deposits, Lupita and Sagrada Corazon, located at El Gallo 1. The key objectives of recent drilling have been three fold: 1) extend the mineralized zone to depth; 2) increase the strike length; and, 3) infill areas between the historic near-surface drilling and our recent discovery holes. Drilling was successful in each objective and expanded the Central area in several directions. The results of drilling in the Central area were included in an updated NI 43-101 resource estimate for El Gallo 1, filed on SEDAR under the Company’s profile on August 29, 2013.

During the third quarter of 2013, we also announced core drill results from our Twin Domes discovery, previously announced in April 2013. Initial test results show that the gold mineralization at Twin Domes is potentially amenable to heap leaching, which would allow it to be processed at El Gallo 1. Ten additional core holes were completed in this recent drilling, including TDX015 which intersected 10.3 m averaging 9.7 g/t Au, and TDX018 which intersected 16.8 m averaging 5.0 g/t Au. To date, gold mineralization at Twin Domes has been identified from surface to a depth of 45 m. The known length (or strike) of the zone is approximately 275 m.

Currently, one core drill is operating at the El Gallo 1 mine. Drilling is focused on further expanding the Central area, identifying potential parallel zones, establishing an initial resource for the new Twin Domes discovery and testing exploration targets at the mine. In addition, several geotechnical drilling programs are ongoing relating to the El Gallo 1 heap leach pad expansion, pit design for Central and El Gallo 2 plant site civil development.

Gold Bar Project, Nevada, U.S.A.

Baseline studies for the BLM and NDEP are ongoing for purposes of the permitting required for mine development and construction. We expect to submit our Plan of Operations permit application during the fourth quarter of 2013 or first quarter of 2014.  As the official permitting process has begun, we are unable to perform any further drilling activities at Gold Bar.

Grass Valley Exploration, Nevada, U.S.A.

In the third quarter additional geochemical sampling was completed at our Grass Valley exploration property in Nevada, USA. The goal of this test work includes mercury in soil, sagebrush sampling, water chemistry analysis, and was designed to better define the exploration area. Additional results are still pending and due in the fourth quarter. The Company expects a decision on drilling once all results have been received.

Los Azules Copper Project, Argentina

In September 2013, we announced the results of an updated Preliminary Economic Assessment (“PEA”) for the Los Azules Copper Project, located in Argentina. The PEA was based on the increased mineralized material estimate, which we announced in May 2013 when we released the results of an updated NI 43-101 mineral resource estimate, outlining 0.4 billion tonnes of mineralized material with a weighted average grade of 0.63 percent copper, including indicated measures only, and 1.4 billion tonnes of mineralized material with a weighted average grade of 0.46 percent copper, including inferred resources only. The updated PEA contemplates the construction of a mine and process plant operating over a 35-year mine life at a throughput of 120,000 tonnes per day. The mine would produce a copper cathode via a pressure oxidative leach process, in addition to heap leaching the lower grade mineralized material. The advantages of being able to produce a copper cathode rather than a copper concentrate would be to eliminate the capital intensive concentrate pipeline through Chile, reduce the applicable export tax from 10% on concentrate to 5% on cathode, and remove the treatment and refining charges from the smelting process. The complete technical report was filed on November 7, 2013. It is available on our website and on SEDAR under the Company’s profile, and is subject to the assumptions and conditions set forth therein.

Santa Cruz Exploration, Argentina

In October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which we agreed to contribute to MSC the mining rights of certain of our Santa Cruz exploration properties. The properties proposed to be transferred, totaling approximately 48,900 hectares, include amongst others the Telken, Piramides, Tobias, and Este tenements, and are in close proximity to or abutting the properties comprising the San José Mine. Hochschild will also contribute to MSC certain of their mineral properties located in the same region, totaling approximately 82,700 hectares. We believe this agreement could create synergies through utilizing the operational and geological expertise of the San José mine’s management team, along with passing on the tax deductibility of all exploration expenditures to the mine. The agreement also contains a 2% net smelter return royalty payable to the Company or Hochschild based on any of MSC’s production from the respective mineral properties contributed by each party. The vend-in agreement requires registration of title changes with the Argentinean government, which is expected to occur in the fourth quarter of 2013. The carrying value of these properties of $53.2 million, as well as the related deferred tax liability of $17.3 million, will be transferred to the Company’s investment in MSC, with no gain or loss expected to be recognized upon transfer in the fourth quarter of 2013.

The following maps illustrate the location of the respective Santa Cruz exploration properties to be contributed by the Company and Hochschild pursuant to the vend-in agreement, and the combined properties after completion of the vend-in agreement;

Before

Hochschild
McEwen (49%)
Hochschild (51%)
San José Mine
Hochschild
Coeur d'Alene
McEwen
McEwen
Goldcorp
Cerro Negro
McEwen
N
0 5 10
Km

After

McEwen (49%)
Hochschild (51%)
San José Mine
Coeur d'Alene
Goldcorp
Cerro Negro
N
0 5 10
Km

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

The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and nine month periods ended September 30, 2013 and 2012. Also included below are the production figures on a 49% attributable basis.

	Nine months ended September 30, 2013	Q3 2013	Q2 2013	Q1 2013	Nine months ended September 30, 2012	Q3 2012	Q2 2012	Q1 2012
San José Mine - 100%
Tonnes processed (thousands)	381	132	141	108	382	137	129	116
Average head grade (gpt):
Gold	6.57	6.59	6.34	6.87	5.71	5.24	5.98	5.98
Silver	435	446	407	459	416	402	430	416
Average recovery (%):
Gold	89.8	91.9	89.3	88.1	90.4	91.1	88.6	91.6
Silver	86.6	89.5	85.5	84.4	86.6	87.9	84.2	87.8
Gold ounces (thousands):
Produced	72	26	26	21	63	21	22	20
Sold	70	25	32	13	61	29	18	14
Silver ounces (thousands):
Produced	4,616	1,689	1,575	1,351	4,408	1,552	1,500	1,356
Sold	4,536	1,656	1,991	889	4,344	2,165	1,146	1,032
Net sales (thousands)	$182,031	$69,663	$68,555	$43,813	$232,438	$116,299	$56,375	$59,764
Total cash costs (thousands) (1) (2)	$126,699	$42,371	$52,758	$31,570	$115,185	$56,904	$32,627	$25,654
Total cash costs per ounce sold ($/oz) (1) (2):
Gold	$903	$844	$878	$1,089	$811	$806	$887	$748
Silver	$14.10	$12.99	$12.40	$19.82	$15.10	$15.43	$14.81	$14.47
Gold equivalent (4)	$808	$749	$751	$1,055	$796	$804	$822	$750
All-in sustaining costs (thousands) (1) (3)	$169,998	$56,729	$68,327	$44,942	$171,399	$79,722	$49,351	$42,326
All-in sustaining costs per ounce sold ($/oz) (1) (2):
Gold	$1,211	$1,131	$1,137	$1,550	$1,207	$1,130	$1,341	$1,234
Silver	$18.92	$17.39	$16.06	$28.21	$22.47	$21.62	$22.40	$23.87
Gold equivalent (4)	$1,085	$1,003	$972	$1,502	$1,185	$1,127	$1,243	$1,238

McEwen Mining - 49% attributable share
Gold ounces produced (thousands):
Gold	35	13	13	10	31	10	11	10
Silver	2,262	828	772	662	2,160	760	735	664
Gold equivalent (4)	79	28	27	23	73	25	25	23

(1)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information, including definitions of these terms.

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

(4)         Gold equivalent ounces calculated using an average silver to gold ratio of 52:1.

Production

Production for the three months ended September 30, 2013 was 25,610 ounces of gold and 1,689,237 ounces of silver, compared to production of 20,967 ounces of gold and 1,552,358 ounces of silver in the same period in 2012.  Production during the third quarter of 2013 increased compared to the same period in 2012 primarily due to higher average gold grade, which increased 26% from 5.24 gpt in the third quarter of 2012 to 6.59 gpt in the same period in 2013 for gold, and from 402 gpt in the third quarter of 2012 to 446 gpt in the same period in 2013 for silver.

Production for the nine months ended September 30, 2013 was 72,298 ounces of gold and 4,615,526 ounces of silver, compared to production of 63,270 ounces of gold and 4,407,616 ounces of silver in the same period in 2012. The increase over the prior period production is also a result of higher average grades in 2013 than in 2012, for both gold and silver, as tonnage was consistent over those two periods.

Sales

For the three months ended September 30, 2013, net sales realized by MSC from the sale of gold and silver totaled $69.7 million compared to $116.3 million for the same period in 2012, a decrease of $46.6 million or 40%. The decrease was a result of the lower number of ounces sold in the quarter of 2013 compared to 2012, with 24,713 ounces of gold sold and 1,655,699 ounces of silver sold in the third quarter of 2013, compared to 29,126 ounces of gold and 2,165,161 ounces of silver sold in the same period in 2012. Sales in the third quarter of 2012 were unusually high due to the accumulation of inventory from previous quarters as a result of changes to export regulations taking place in 2012. Average realized prices were also lower in 2013 compared to 2012 as described further below.

For the nine months ended September 30, 2013, net sales totaled $182.0 million, compared to $232.4 million for the same period in 2012. Even though sales volumes were greater in the current year than in 2012, the benefit from higher ounces sold was more than offset by the decline in average realized prices. In the first nine months of 2013, MSC sold 69,504 ounces of gold and 4,535,807 ounces of silver, compared to 61,127 ounces of gold and 4,344,022 ounces of silver in the same period in 2012. Unless precious metal prices recover, we would expect that, assuming sales volume in the remainder of 2013 was similar to 2012, the dollar value of sales will be lower in the current year than in 2012.

The average gross sale price for gold sold in the third quarter of 2013 was $1,407 per ounce, a decrease of 18% compared to $1,706 per ounce received in the same period in 2012. In comparison, the average London P.M. fix price for gold decreased by 20% to $1,326 per ounce during the third quarter of 2013, compared to $1,652 per ounce for the same period in 2012.

The average gross sale price for silver sold in the third quarter of 2013 was $23.20 per ounce, a decrease of 29% compared to $32.58 per ounce received in the same period in 2012.  In comparison, the average London P.M. fix price for silver decreased by 28% to $21.32 per ounce during the third quarter of 2013, compared to $29.80 per ounce for the same period in 2012.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to positive adjustments of provisionally priced shipments as a result of the upward trend of gold and silver prices during the third quarter of 2013. Sales revenue on provisionally priced sales is recognized based on estimates of the final pricing receivable based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine per gold equivalent ounce for the quarter ended September 30, 2013 were $749 per gold equivalent ounce sold, compared to $804 per gold equivalent ounce sold for the same period in 2012. On a co-product basis, total cash cost for the quarter ended September 30, 2013 were $844 per ounce of gold and $12.99 per ounce of silver, compared to $806 per ounce of gold and $15.43 per ounce of silver for the same period in 2012. The decrease in total cash costs is primarily a reflection of a reduction in costs due to a devaluation of the Argentine peso, and cost savings from the implementation of a cash flow optimization program implemented in the second quarter of 2013. These partly offset continuing high inflationary pressures in Argentina which have generally led to rising operating costs.

All-in sustaining cash costs for the quarter ended September 30, 2013 were $1,003 per gold equivalent ounce, compared to $1,127 per gold equivalent ounce in the same period in 2012. On a co-product basis, all-in sustaining costs were $1,131 per ounce of gold and $17.39 per ounce of silver, compared to $1,130 per ounce of gold and $21.62 per ounce of silver for the same period in 2012. The decrease in all-in sustaining costs was also due to the lower operating costs from the devaluation of the Argentina peso and recent cost cutting measures, as well as significantly lower exploration and development activities during the quarter.

Co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all-in sustaining costs for each metal for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value. Approximately 49% of the value of the sales in the third quarter of 2013 was derived from gold and 51% was derived from silver. This compares to 41% and 59% for gold and silver, respectively, for the same period in 2012.

Investment in MSC

Changes in our investment in MSC for the nine months ended September 30, 2013 and year ended December 31, 2012 are as follows:

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
	(in thousands)
Investment in MSC, beginning of period	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	3,914	25,301
Amortization of fair value increments	(3,662)	(4,466)
Dividend distribution	(1,242)	(9,770)
Impairment of investment in MSC	(95,878)	—
Investment in MSC, end of period	$177,080	$273,948

The following table shows a summary of the results from MSC for the three and nine months ended September 30, 2013 and 2012, and reconciles MSC’s net income, as reported under U.S. GAAP, to the equity pickup that is reported on our financial statements.  For the nine months ended September 30, 2012, MSC reported to us only its net income from January 25, 2012 to September 30, 2012 since the acquisition closed on January 24, 2012.

	Three Months Ended	Three Months Ended	Nine Months Ended	Period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Sales - MSC 100%	$69,662	$116,299	$182,031	$212,902
Net income - MSC 100%	5,424	26,343	7,988	37,765
McEwen Mining’s portion - 49%	2,658	12,908	3,914	18,505
Net income on investment in MSC	$2,658	$12,908	$3,914	$18,505
Amortization of fair value increments	(618)	(1,668)	(3,662)	(3,537)
Income on investment in MSC, net of amortization	$2,040	$11,240	$252	$14,968

During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated, resulting in an overstatement of MSC’s net income of $3.9 million. As a result, the prior year income from the Company’s equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013.

In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects, less certain deductions. MSC has estimated that this would result in a tax payable amount ranging between $2.0 million and $3.0 million for the year 2013. Based on this new development, along with a significant decline in gold and silver market prices and continued inflationary pressures, we concluded that there were indicators that there was a loss in value in our investment in MSC that was other than temporary. As the loss in value of the investment was considered other than temporary, we recorded an impairment charge of $95.9 million during the second quarter of 2013.

Our share of MSC’s reported net income was $2.7 million and $3.9 million for the three and nine months ended September 30, 2013, respectively. The amortization of the fair value increments arising from the purchase price allocation decreased our share of the reported net income from MSC for the three and nine months ended September 30, 2013 by $0.6 million and $3.7 million, resulting in net income of $2.0 million and $0.3 million, respectively, excluding the impairment charge of $95.9 million recorded in the second quarter of 2013. This compares to our share of MSC’s reported net income of $12.9 million and $18.5 million for the comparable periods in 2012, which was reduced by $1.7 million and $3.5 million for the amortization of the purchase price allocation resulting in our share of reported net income of $11.2 million and $15.0 million, respectively. Declining precious metals prices in 2013 adversely affected the operating results of MSC, as they did the entire industry.

As at September 30, 2013, MSC had current assets of $120.2 million, total assets of $522.4 million, current liabilities of $56.4 million and total liabilities of $166.8 million on an unaudited basis.  These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and the impairment charge of $95.9 million recorded in the second quarter of 2013.

Exploration

In the third quarter of 2013, the exploration program at San José focused on the geological mapping and sampling of the district area and identifying new structures. A total of approximately 14,300 ft (4,362 m) of diamond drilling was completed during the quarter with a total of approximately 33,100 ft. (10,105 m) for the nine months ended September 30, 2013. Work in the third quarter of 2013 consisted of detailed surface mapping and sampling over the Juanita vein and the Saavedra Open Pit. In the last quarter of 2013, it is expected that exploration will focus on the mapping and sampling of the Juanita vein system to study the vein and the disseminated potential.

Results of Operations — El Gallo 1

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for El Gallo 1 only for the first nine months of 2013 and the fourth quarter of 2012. There are no comparative figures for the three and nine months ended September 30, 2012 as the mine achieved commercial production, for accounting purposes, after its initial gold pour in September 2012. For operational purposes, commercial production was declared as of January 1, 2013. As production for operational purposes was only achieved on January 1, 2013, certain measures such as the total cash costs and all-in sustaining costs have no comparative figures.

	Nine months ended September 30, 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012
El Gallo 1 Mine
Tonnes processed (thousands)	931	289	347	295	248
Average grade gold (gpt)	1.24	1.31	1.34	1.10	1.16
Gold ounces (thousands)
Produced	23.0	7.9	8.4	6.7	6.6
Sold	24.7	8.7	7.9	8.1	3.0
Silver ounces (thousands)
Produced	16.9	4.9	6.3	5.7	4.5
Sold	17.2	3.0	6.4	7.8	0.2
Gold equivalent ounces (thousands) (1)
Produced	23.4	8.0	8.6	6.8	6.6
Sold	25.0	8.8	8.0	8.2	3.0
Net sales (thousands)	$35,735	$11,778	$10,459	$13,498	$5,510
Total cash costs (thousands) (2) (3)	$18,639	$6,576	$5,718	$6,345	$—
Total cash cost per gold equivalent ounce sold ($/oz) (1) (2) (3)	$744	$747	$713	$742	$—
All-in sustaining costs (thousands) (2) (4)	$30,927	$9,382	$9,484	$12,061	$—
All-in sustaining cost per gold equivalent ounce sold ($/oz) (1) (2) (4)	$1,234	$1,066	$1,183	$1,465	$—

(1)         Gold equivalent ounces calculated using an average silver to gold ratio of 52:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, beginning on page 35 for additional information, including definitions of these terms.

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

Production

Production at El Gallo 1 for the quarter ended September 30, 2013 was 8,027 gold equivalent ounces, compared to 8,561 gold equivalent ounces in the quarter ended June 30, 2013. This decrease is primarily due to a lower number of tonnes processed, along with slightly lower average gold grade. Total production for the nine months ended September 30, 2013 was 23,370 gold equivalent ounces, ahead, on an annualized basis, of our 2013 full year production forecast of 27,300 gold equivalent ounces.

Sales

For the three months ended September 30, 2013, we reported gold and silver sales of $11.8 million from El Gallo 1. This compares to $10.5 million for the second quarter of 2013. This increase is due to a combination of a greater number of ounces sold of 8,743 ounces compared to 7,897 in the second quarter of 2013, as well as higher average realized price per gold ounce sold, from $1,308 in the second quarter of 2013 to $1,339 per gold ounce in the third quarter of 2013. In comparison, the average London P.M. fix price decreased, from $1,415 per gold ounce in the second quarter of 2013 to $1,326 per gold ounce in the third quarter of 2013.

Total Cash Costs and All-In Sustaining Costs

As production at El Gallo 1 for operational purposes was only achieved on January 1, 2013, there are no comparative measures for total cash costs and all-in sustaining costs on a dollar and per ounce basis. As such, for a more meaningful discussion of total cash costs and all-in sustaining costs, we have compared costs for the quarter ended September 30, 2013 to those for the quarter ended June 30, 2013.

Total cash costs for El Gallo 1 for the quarter ended September 30, 2013 were $747 per gold equivalent ounce compared $713 per ounce in the second quarter of 2013. Although production costs actually decreased over the quarter as a result of recent cost savings measures, cost savings were offset by a marginally higher strip ratio in the third quarter of 2013 compared to the second quarter of 2013.

All-in sustaining costs for the quarter ended September 30, 2013 were $1,066 per gold equivalent ounce compared to $1,183 per ounce for the quarter ended June 30, 2013. The decrease in all-in sustaining costs from the third to the second quarter was primarily due to the lower pre-stripping activity in the third quarter of 2013 compared to the second quarter of 2013.

Results of Consolidated Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for the first nine months of 2012 includes the operations of Minera Andes beginning on January 25, 2012.

General.  For the nine months ended September 30, 2013, we recorded a net loss of $136.4 million or $0.46 per share, compared to a net loss of $40.4 million or $0.16 per share for the same period in 2012.  The increase in net loss is due to the impairments of our investment in MSC and mineral property interests in the Province of Santa Cruz, Argentina, of $95.9 million and $27.7 million, respectively, as well as a loss on disposal of assets of $6.8 million, of which $6.4 million related to the sale of certain mining claims in Nevada, recorded during the second quarter of 2013. We also recorded an additional impairment charge of $6.3 million relating to certain Nevada claims we allowed to lapse in the third quarter of 2013. These impairment charges and losses were partly offset by our gold and silver sales from the El Gallo 1 mine, coupled with an increase in the recovery of income taxes.

Revenue.  Gold and silver sales in the nine months ended September 30, 2013 from our El Gallo 1 mine in Mexico totaled $35.7 million.  This compares to only $0.5 million for the same period in 2012 as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Income on investment in MSC during the nine months ended September 30, 2013, net of amortization and excluding the impairment charges further discussed below, was $0.3 million, compared to income of $15.0 million in the 2012 period. The decline is a result of lower average realized prices and increased operating costs due to inflationary pressure on labor costs, materials and supplies within Argentina, which more than offset the higher sales volumes.

Costs and Expenses.  Total costs and expenses in the nine months ended September 30, 2013 totaled $202.9 million, compared to $72.0 million in the 2012 period. Our total costs and expenses in 2013 included impairment charges of $95.9 million and $27.7 million on our investment in MSC and mineral property interests located in the Province of Santa Cruz, Argentina, as well as a loss of $6.4 million on the sale of mining claims in Nevada, recorded during the second quarter of 2013. In the third quarter of 2013, we also recorded an additional $6.3 million impairment to write-off the value of certain mineral claims in the West Battle Mountain Complex in Nevada, which we allowed to lapse in an effort to focus on our exploration activities in more prospective areas. Production costs applicable to the sales at El Gallo 1 also increased our total costs and expenses, although these were mostly offset by the decrease in mine construction and mine operating costs that were incurred in 2012 prior to the El Gallo 1 mine entering commercial production. We also incurred no acquisition costs in 2013, compared to the same period in 2012 where we incurred costs for the acquisition of Minera Andes that were incurred in the first quarter of 2012.

Production costs applicable to sales at El Gallo were $26.8 million in the nine months ended September 30, 2013.  Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.  This compares to $0.1 million for the same period in 2012, as production as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Mine construction and mine operating costs were nil in the nine months ended September 30, 2013 compared to $13.3 million and $8.6 million in the 2012 period. Mine construction costs in 2012 were incurred at El Gallo 1 and included mobilization and demobilization of mining equipment, road construction, pre-stripping costs, earth work for the leach pad and management costs to oversee the construction. Mine operating costs in the first nine months of 2012 mostly related to contract mining services to mine and transport waste and mineralized material at El Gallo 1. As noted in our Critical Accounting Polices in our Form 10-K for the year ended December 31, 2012, these costs were expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1.  As construction was completed in September 2012, there was no similar cost in the first nine months of 2013.

Mine development costs were $1.3 million in the nine months ended September 30, 2013 and related to engineering and development costs for El Gallo 2 as well as costs related to the heap leach expansion at El Gallo 1. There were no similar costs in the comparable period in 2012.

Exploration costs decreased in the 2013 period by $6.5 million to $22.1 million from $28.6 million in the comparable period in 2012, reflecting lower exploration activities on all of our exploration projects.  During the 2013 period, we spent $14.1 million in exploration expenditures in Argentina. Of this, $12.5 million was spent on the Los Azules Copper project, which included approximately 21,000 ft. (6,407 m) of drilling activities. The remainder was on an exploration property in Santa Cruz province, which included 3,300 ft. (1,014 m) of drilling activities.  This compares to $11.4 million in exploration expenditures in Argentina for the period from January 25, 2012 to September 30, 2012. Of this, $6.4 million was spent on the Los Azules project where we drilled approximately 9,300 ft. (2,835 m). The remainder was spent on exploration activities in the Santa Cruz province, which included approximately 36,600 ft. (11,150 m) of drilling activities. For Mexico, we spent $5.6 million in exploration expenditures during the 2013 period, which included approximately 73,400 ft. (22,381 m) of drilling, compared to $12.4 million and approximately 102,100 ft. (31,113 m) drilled in 2012.  For Nevada, we spent $2.1 million in exploration expenditures in the US for the nine months ende September 30, 2013, which include permitting efforts for the Gold Bar project in Nevada, compared to $3.9 million in the comparable period in 2012, during which we drilled approximately 5,250 ft. (1,599 m).

Property holding costs were consistent with those incurred in the 2012 period, at $4.1 million for the nine months ended September 30, 2013.

General and administrative costs decreased in the 2013 period by $2.0 million to $10.9 million, compared to $12.9 million in 2012, mostly as a result of lower stock based compensation expense as all stock options assumed from the Minera Andes acquisition in 2012 have now vested.

Impairment of investment in MSC for the nine months ended September 30, 2013 was $95.9 million, compared to nil in the same period in 2012. In the second quarter of 2013, we concluded there were indicators that there was a loss in value in our investment in MSC that was other than temporary based a significant decline in gold and silver market prices and rising operating costs in Argentina, coupled with the new tax on mining real estate property in the Province of Santa Cruz. We engaged a third party valuator to determine the fair value of our investment. As the carrying value of our investment in MSC exceeded its estimated fair value and the loss in value was considered to be other than temporary, we recorded an impairment in the second quarter of 2013.

Impairment of mineral property interests and property and equipment was $34.0 million for the nine months ended September 30, 2013, compared to $3.1 million in the same period in 2012. Of this $27.7 million related to our exploration properties located in the Province of Santa Cruz, which were also affected by the decline in gold and silver market prices, continued inflationary pressures in Argentina, and the new tax on mining real estate discussed above. We concluded that there were indicators that the carrying values of these properties may not be recoverable and engaged a third party valuator to determine their fair value, and concluded that the carrying value of these mineral property interests exceeded their estimated fair value. In the third quarter of 2013, we recorded an additional impairment charge of $6.3 million certain claims in Nevada which we allowed to lapse in an effort to focus on our exploration activities in more prospective areas.

Loss on sale of assets was $6.8 million for the 2013 period, compared to a gain of $1.3 million in the same period in 2012, and related primarily to the sale of certain mining claims in the Limo Complex, in Nevada. The claims, which had a carrying value of $7.2 million, were sold for a sales price of $0.8 million. As the carrying value exceeded the proceeds from the sales agreement, we recorded a loss on disposal of $6.4 million for these claims.

Other Income (Expenses).  Gain on litigation settlement relates to the 1,000,000 shares issued as part of the settlement of the lawsuit with TNR Gold Corp. in November 2012 with respect to the Los Azules Copper Project.  The shares were issued in January 2013, thus resulting in the elimination of the liability and a gain on settlement of $0.6 million for the 2013 period as the market price of the shares decreased from December 2012 to January 2013.

Recovery of income taxes.  Recovery of income taxes was $31.0 million in the 2013 period, compared to $14.9 million in the 2012 period.  The 2013 amount includes $23.6 million, compared to $13.7 million for the nine months ended September 30, 2012, from the revaluation of the deferred income tax liability balance denoted in Argentine pesos to U.S. dollars, $4.5 million related to the impairment of our mineral properties in the Santa Cruz Province, in Argentina and in the West Battle Mountain Complex, in Nevada, and $2.5 million related to the loss on sale of the mining claims in the Limo Complex, in Nevada.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

General.  For the three months ended September 30, 2013, we recorded net income of $3.3 million or $0.01 per share, compared to a net loss of $2.7 million or $0.01 per share for the same period in 2012.  The net income is due to the gold and silver sales from our El Gallo 1 mine and an increase in the recovery of income taxes, partly offset by a decrease in income from our investment in MSC.

Revenue.  Gold and silver sales in the three months ended September 30, 2013 totaled $11.8 million.  This compares to $0.5 million for the same period in 2012 as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Income on investment in MSC, net of amortization, during the three months ended September 30, 2013 was $2.0 million, compared to income of $11.2 million in the 2012 period. The decline is a result of lower ounces sold in the third quarter of 2013 compared to the same period in 2012, as well as lower average realized prices, which more than offset the decrease in MSC’s operating costs as a result of their cost optimization program implemented in the current year.

Costs and Expenses.  Total costs and expenses in the three months ended September 30, 2013 totaled $22.7 million, compared to $22.3 million in the 2012 period. The increase was primarily a result of higher impairment charges in the third quarter of 2013 compared to 2012, relating to the Nevada claims we allowed to lapse in an effort to focus our exploration efforts on more prospective areas. However, this increase was mostly offset by lower exploration costs. Also, production costs applicable to the sales at El Gallo 1 increased our total costs and expenses, although these were more than offset by the decrease in mine construction and mine operating costs that were incurred in 2012 prior to the El Gallo 1 mine entering commercial production.

Production costs applicable to sales at El Gallo were $7.9 million in the three months ended September 30, 2013.  This compares to $0.1 million for the same period in 2012 period as the El Gallo 1 mine only entered commercial production for accounting purposes on September 1, 2012.

Mine construction and mine operating costs were nil in the 2013 period compared to $4.7 million and $2.4 million in the 2012 period. As construction was completed in September 2012, there was no similar cost in the current year.

Mine development costs were $0.7 million in the three months ended September 30, 2013 and related primarily to the expansion of El Gallo 1, as well as engineering and development costs for El Gallo 2. There were no similar costs in the comparable period in 2012.

Exploration costs decreased in the 2013 period by $4.1 million to $2.6 million from $6.7 million in the comparable period in 2012, reflecting a reduction in exploration expenditures across all exploration projects. During the 2013 period, we spent $0.6 million in exploration expenditures in Argentina for basic geological work on the Santa Cruz exploration properties. No drilling took place in the third quarter of 2013 as the drilling season ended in March 2013.  This compares to $1.5 million in exploration expenditures in the three months ended September 30, 2012 which was spent primarily in connection with the start up of the 2012-2013 drilling season. For Mexico, during the 2013 period, we spent $1.1 million in exploration expenditures, including approximately 23,300 ft. (7,091 m) of drilling, compared to $3.8 million in 2012, which included feasibility study costs for the El Gallo 1 mine and approximately 32,400 ft. (9,869 m) of drilling. For Nevada, we spent during the 2013 period $0.6 million in exploration expenditures in the U.S., which include permitting efforts for the Gold Bar project in Nevada, compared to $1.0 million in the comparable period in 2012.

Property holding costs increased slightly in the 2013 period by $0.3 million to $2.4 million compared to $2.1 million in the 2012 period.

General and administrative costs decreased in the 2013 period to $2.5 million compared to $4.1 million in 2012, due to a reduction in legal fees associated with the ligation with TNR Gold Corp, which was settled in January 2013.

Impairment of mineral property interests and property and equipment was $6.3 million for the three months ended September 30, 2013, compared to $2.9 million in the same period in 2012, and related to certain Nevada claims that we allowed to lapse during the quarter in order to focus our exploration program on more prospective areas.

Recovery of income taxes.  Recovery of income taxes was $12.2 million in the 2013 period, compared to $6.4 million in the 2012 period.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

As production at El Gallo 1 for operational purposes was only achieved on January 1, 2013, there are no comparative measures for total cash costs, all-in sustaining costs, and all-in costs on a dollar and per ounce basis. As such, for a more meaningful discussion of total cash costs, all-in sustaining costs and all-in costs, we have compared costs for the quarter ended September 30, 2013 to those for the quarter ended June 30, 2013.

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended September 30, 2013 were $749 per gold equivalent ounce, compared to $744 per gold equivalent ounce for the quarter ended June 30, 2013. Although operating costs at the San José mine decreased as a result of the cost optimization program implemented earlier this year, these were offset by the higher strip ratio at our El Gallo 1 mine, when compared to the second quarter of 2013.

Consolidated all-in sustaining costs for the quarter ended September 30, 2013 were $1,081 per gold equivalent ounce, compared to $1,108 per gold equivalent ounce for the quarter ended June 30, 2013. The decrease is due primarily to the reduction in total cash costs at MSC, as discussed above, as well as lower pre-stripping activities at El Gallo 1 compared to the second quarter of 2013.

Consolidated all-in costs for the quarter ended September 30, 2013 were $1,245 per gold equivalent ounce, compared to $1,199 per gold equivalent ounce for the quarter ended June 30, 2013. The decrease in all-in costs was due to lower exploration expenses, partly offset by an increase in mine development costs related to our El Gallo 1 expansion, and higher property holding costs in the third quarter of 2013 compared to the second quarter, as the majority of land payments are due in the first and third quarter of the year.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

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

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 51% of the value of the sales in the third quarter of 2013 was derived from gold and 49% was derived from silver.  This compares to 48% and 52% for gold and silver, respectively, for the same period in 2012.

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

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Production costs applicable to sales	$7,907	$—	$26,778	$—
Less: Depreciation	(287)	—	(1,243)	—
Less: Pre-stripping costs for future pit access	(1,276)	—	(7,511)	—
On-site general and administrative expenses	219	$—	588	$—
Property holding costs	13	—	27	—
Total cash costs (El Gallo 1 Mine)	$6,576	$—	$18,639	$—
McEwen’s share of MSC total cash costs (49%)	20,762	27,883	62,083	56,441
Consolidated total cash costs	$27,338	$27,883	$80,722	$56,441

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$747	$—	$744	$—
McEwen’s share of MSC total cash costs (49%)	749	804	808	796
Consolidated total cash costs (including McEwen’s share of MSC)	749	804	793	796

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total cash costs (excluding McEwen’s share of MSC)	$6,576	$—	$18,639	$—
Operating site reclamation accretion and amortization	152	—	584	—
On-site exploration expenses	1,378	—	4,193	—
Pre-stripping costs for future pit access	1,276	—	7,511	—
All-in sustaining costs (El Gallo 1 Mine)	$9,382	$—	$30,927	$—
McEwen’s share of MSC all-in sustaining costs (49%)	27,797	39,064	83,299	83,986
Corporate general and administrative expenses	2,277	4,119	10,317	12,935
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$39,456	$43,183	$124,543	$96,921

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$1,066	$—	$1,234	$—
McEwen’s share of MSC all-in sustaining costs (49%)	1,003	1,127	1,085	1,185
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	1,081	1,245	1,223	1,367

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$39,456	$43,183	$124,543	$96,921
Property holding costs (non-sustaining)	2,371	2,147	4,050	4,127
Reclamation accretion and amortization (non-operating sites)	55	110	173	342
Exploration expenses (non-sustaining)	1,347	6,857	18,021	29,277
Mine development (non-sustaining)	1,934	—	4,731	—
Mine operating costs (non-sustaining)	—	2,406	—	8,622
Mine construction and capital expenditures (non-sustaining)	295	4,782	295	15,075
Consolidated all-in costs (including McEwen’s share of MSC)	$45,458	$59,485	$151,813	$154,364

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen’s share of MSC)	$1,245	$1,715	$1,490	$2,178

The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs and all-in costs, discussed above, on a per ounce basis. Gold equivalent ounces are calculated using an average silver to gold ratio of 52:1.

Consolidated gold equivalent ounces sold

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Gold equivalent ounces sold (El Gallo 1 Mine)	8,801	—	25,056	—
McEwen’s share of MSC gold equivalent ounces sold	27,711	34,676	76,798	70,880
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	36,512	34,676	101,854	70,880

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

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$11,709	$17,034	$28,743	$452	$24,342	$24,794
Silver sales	69	18,818	18,887	4	34,574	34,578
Gold and silver sales	$11,778	$35,852	$47,630	$456	$58,916	$59,372

Gold ounces sold	8,743	12,108	20,851	255	14,271	14,526
Silver ounces sold	3,000	811,292	814,292	114	1,061,236	1,061,350
Gold equivalent ounces sold	8,801	27,711	36,512	257	34,680	34,937

Average realized price per gold ounce sold	$1,339	$1,407	$1,378	$1,773	$1,706	$1,707
Average realized price per silver ounce sold	$23.00	$23.20	$23.19	$35.09	$32.58	$32.58
Average realized price per gold equivalent ounce sold	$1,338	$1,294	$1,305	$1,773	$1,699	$1,699

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$35,305	$44,894	$80,199	$452	$50,029	$50,481
Silver sales	430	48,751	49,181	4	67,183	67,187
Gold and silver sales	$35,735	$93,645	$129,380	$456	$117,212	$117,668

Gold ounces sold	24,725	34,057	58,782	255	29,950	30,205
Silver ounces sold	17,200	2,222,545	2,239,745	114	2,128,570	2,128,684
Gold equivalent ounces sold	25,056	76,799	101,854	257	70,884	71,142

Average realized price per gold ounce sold	$1,428	$1,318	$1,364	$1,773	$1,670	$1,671
Average realized price per silver ounce sold	$25.00	$21.93	$21.96	$35.09	$31.56	$31.56
Average realized price per gold equivalent ounce sold	$1,426	$1,219	$1,270	$1,773	$1,654	$1,654

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $39.5 million, comprised of current assets of $50.9 million and current liabilities of $11.4 million. This represents a decrease of approximately $27.2 million from the working capital balance of $66.7 million at fiscal year end December 31, 2012.

Net cash used in operations for the nine months ended September 30, 2013 decreased to $36.8 million from $39.6 million for the corresponding period in 2012. Our El Gallo 1 mine contributed $34.7 million in gold and silver sales to operating cash flows, which was partly offset by an increase of $8.6 million in cash paid to suppliers and by lower proceeds from sale of gold and silver bullion, from $23.8 million in the nine months ended September 30, 2012 to $1.5 million in the same period in 2013.

Cash used in investing activities for nine months ended September 30, 2013 was $2.4 million, primarily from our advances of $3.4 million we made for the El Gallo 2 mill construction, partly offset by the proceeds of $0.8 million from the sale of certain mineral properties in the Limo Butte Complex in Nevada. This compares to cash provided by investing activities of $41.3 million in the comparable period in 2012, primarily due to cash received from the acquisition of Minera Andes of $36.3 million.

Cash provided by financing activities for the first nine months of 2013 was $0.2 million as the number of stock options exercised was only 93,000, of which 45,000 were assumed from the Minera Andes acquisition, compared to $3.6 million in the same period in 2012 from the exercise of 1,329,000 stock options, of which 942,000 were assumed from the Minera Andes acquisition. Overall, cash decreased by $39.9 million from December 31, 2012 to September 30, 2013.

We believe our working capital at September 30, 2013 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at September 30, 2013 include cash on hand, other current assets, cash flows from El Gallo 1 and any distributions from the San José mine. However, in order to fund the development of El Gallo 2 under a conventional milling scenario and pending receipt of regulatory approvals, we would need to raise additional capital given the capital cost would be estimated at approximately $180 million, which significantly exceeds our available working capital. In such case, we would explore several financing methods to complete the development and construction of El Gallo Phase 2 as a conventional mill, which may include incurring debt, issuing equity and equipment leasing. Our ability to continue with El Gallo as a conventional mill is dependent on one or several of the alternatives being completed. Our ability to develop El Gallo 2 as a heap leach operation is dependent on cost estimates and our working capital position at that point in time.

Further, in an effort to manage its liquidity, during the third quarter of 2013, the Company entered into an agreement with one of its mining contractors to settle parts of its expected future account payable with shares of common stock of the Company, up to a maximum of 2,500,000 common shares. The term of the agreement is six (6) months; provided, however, that the term may be extended by the parties. The number of shares to be issued will be determined monthly, based on the amount payable by the Company for services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month. As at September 30, 2013, the Company has agreed to issue approximately 15,800 common shares under this agreement. The fair value of this liability is included in accounts payable and accrued liabilities on the consolidated balance sheet as at September 30, 2013. The shares will be issued in the fourth quarter of 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Foreign Currency Risk

While we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and property and equipment purchases in U.S. dollar terms in foreign countries.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-20% on an annual basis.  For the nine months ended September 30, 2013, the Argentine peso devalued by 17%. Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $18.3 million at September 30, 2013, a 1% change in the Canadian dollar would result in a gain/loss of $0.2 million being recorded in the consolidated statement of operations.

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

Commodity Price Risk

We own a 49% interest in the San José mine, an operating silver-gold mine in Santa Cruz, Argentina, and we have commenced production of gold and silver from our 100% owned El Gallo 1.  As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $35.7 million for the nine months ended September 30, 2013, a 10% change in the price of gold and silver would have had an impact of approximately $3.6 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2013, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at September 30, 2013, we continue to face credit risk on the collection of our IVA receivables.

Foreign Country Risk

Mexico

Our El Gallo Project and certain other concessions are located in Mexico, and are subject to Mexican federal and state laws and regulations.  As a result, our mining investments are subject to the risks normally associated with the conduct of business in foreign countries.  In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest or violence could disrupt our operations at any time.  In 2013, there continues to be a high level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico.  This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs whether directly or indirectly related to our activities or maintaining our properties.

On October 18, 2013, the Mexican lower house passed a bill proposing a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for precious metals mining companies, which is a significant increase to the 5% mining royalty rate proposed in April of 2013. In addition the long term corporate tax rate is expected to remain at 30% rather than reduce to 28% as originally planned. The Mexican Senate approved the provisions of the Tax Reform on October 31, 2013. The effective date of the law (once passed and published in the Official Gazette) will be January 1, 2014. The new tax reforms are applicable on a prospective basis and would therefore affect future earnings from the Company’s mining operations in Mexico. The Company is in the process of evaluating and quantifying the impact of the reform.

Argentina

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

In October 2011, Argentina announced a decree requiring mining companies to repatriate mining revenues to Argentina in Argentine currency before distributing revenue either locally or overseas.  MSC estimated that this would result in an additional $2 million in its annual pre-tax operating expenses (on a 100% basis) as a result of the increased foreign exchange and bank transaction costs caused by the issuance of this decree.  In April 2012, the government of Argentina and their central bank announced further rules which initially reduced the number of days mining companies have to repatriate funds to 15 days and then subsequently in July 2012, relaxed the repatriation requirement to 45 days on the sale of doré and 180 days on the sale of concentrates for certain mining companies including MSC.  During this interim period of uncertainty, there was a disruption to MSC’s exports, especially concentrate sales which take significantly longer than doré to process.

In April 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company. There can be no assurances that further nationalization of other industries, including mining, are not forthcoming. There also exist current restrictions to imports and provisions relating to local sourcing of transports and substitution of imports of goods and services. These measures may impact the quality and supply of products and services required for our Argentine operations, including specifically the San José Mine. Other unanticipated changes by the Argentinean government could adversely impact the profitability of the San José mine or affect our ability to explore or develop all or part of our Los Azules project or other exploration properties in Argentina. Political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate.

In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining real estate property in the Province. The tax will amount to 1% of the value of the economically viable reserves of mining projects, less certain deductions. As such, MSC has estimated that this would result in a tax payable amount ranging between $2.0 million and $3.0 million for the year 2013. It is expected that the law will be onerous and may impact future exploration activities in the province unless repealed or otherwise modified. MSC considers this new tax to be illegal; therefore, it intends to file a legal claim against the law that enacted this tax.

On September 23, 2013, Argentina’s federal Income Tax Statute was amended to include a 10% income tax withholding on dividend distributions by Argentine corporations. The impact of the new withholding tax on MSC and its shareholders is still unclear, as tax stability rights provided to mining projects by Mining Investment Law No. 24,196 MIL would generally allow mining projects to pay the new withholding tax under protest and request a refund or tax credit for the excess of the overall tax burden.

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

Item 4. CONTROLS AND PROCEDURES

(a)                                 We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2013, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company plans to issue securities under the Company’s Mining Production Work Agreement and the First Amendment thereto dated September 23, 2013 (together the “Agreement”) between, among others, the Company and one of its mining contractors.  Under the Agreement, the Company has agreed to issue up to 2,500,000 shares of the Company’s common stock (the “Shares”) to the contractor as partial payment for the mining services to be performed by the contractor.  The number of Shares to be issued will be determined monthly, based on the amount payable by the Company for mining services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month, but in no event will the Shares issued under the Agreement exceed 2,500,000 shares of the Company’s common stock.  The Shares will be issued to the contractor in reliance on an exemption from registration provided under Regulation S adopted pursuant to the Securities Act of 1933.  The maximum number of shares to be issued pursuant to the Agreement is less than 1% of the 297,159,359 outstanding shares of the Company’s common stock (which number includes 32,924,684 exchangeable shares) as of November 4, 2013.

Item 6.  EXHIBITS

The following exhibits are filed or furnished with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Nine Months Ended September 30, 2013 and 2012, (iv) the Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 7, 2013	By Robert R. McEwen, Chairman
and Chief Executive Officer

/s/ Perry Y. Ing
Date: November 7, 2013	By Perry Y. Ing, Vice President and
Chief Financial Officer