Form 10-K/A
period 2012-12-31
McEwen Mining Inc.
filed 2014-03-10
CIK 314203

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 29, 2012 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $602,360,000 based on the closing price of $3.01 per share as reported on the NYSE.  There were 215,205,891 shares of common stock outstanding (and 81,880,468 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 4, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

EXPLANATORY NOTE

McEwen Mining Inc. (“we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013 (the “Original Filing”) to: (i) amend Item 2: Properties and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations to remove tonnage and grades estimated by using geologic inference (inferred resources) from mineralized material tabulations; (ii) amend Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide additional disclosures relating to the tonnage, grade, and recovery rate of our mining operations; and (iii) file as Exhibit 10.8 a copy of our refining agreement. As required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Report.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 11, 2013.

ITEM 2.                                                PROPERTIES

We classify our mineral properties into two categories: “Production and Development Properties” and “Exploration Properties”.  Our designation of certain properties as “Production and Development Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC.  Our significant production and development and exploration properties are described below.

Production and Development Properties

San José Mine, Argentina (49%)

Overview and History

The San José Mine is a silver-gold underground producing mine located on the San José property in Santa Cruz Province, Argentina and operated by an affiliate of Hochschild, MSC.  We acquired our interest in this property in connection with the acquisition of Minera Andes in January 2012.  The San José property covers a total area of approximately 195 square miles (505 square kilometers) and consists of 50 contiguous mining concessions (consisting of 18 “Minas” or approved mining claims; and 32 “Manifestations” or claims that are in the application process for mining claim status).  The Property was acquired by Minera Andes in 1997, following completion of a regional study. Minera Andes embarked on an exploration program from 1997 to 2001, which led to the discovery of the silver and gold bearing Huevos Verdes and Saavedra West Zones. In March 2001 (and subsequently amended by agreements dated May 14, 2002, August 27, 2002, September 10, 2004, and September 17, 2010), an option and joint venture agreement (“OJVA”) was signed between Minera Andes (49%) and Hochschild (51%).  Under the terms of the OJVA, a subsidiary of Hochschild acquired a majority interest in the property and title to the San José Property and the San José Mine is held by Minera Santa Cruz, S.A. (“MSC”), the holding and operating company set up under the terms of the OJVA.  MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations.  All of the known mineralized zones, mineral resources and mineral reserves and active mine workings, existing tailing ponds, waste, etc., are within MSC’s concessions.  Also, there are no back-in rights, payments or other agreements or encumbrances to which the property is subject.

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

Location and Access

The San José property is located in the District of Perito Moreno, in Santa Cruz, Argentina, lying approximately between latitude 46°41’S and 46°47’S and longitude 70°17’W and 70°00’W. The mine is 1,087 miles (1,750 kilometers) south-southwest of Buenos Aires and 143 miles (230 kilometers) southwest of the Atlantic port of Comodoro Rivadavia.  The principal access route to San José comprises a good unsealed (dirt) road section of 20 miles (32 kilometers) and then tarmac road to the port of Comodoro Rivadavia, a total distance of 217 miles (350 kilometers).  Comodoro Rivadavia has scheduled national air services to Buenos Aires, the capital of Argentina, with international air connections.  The nearest town is Perito Moreno, which is approximately 19 miles (30 kilometers) west of San José.

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

Exploration Activities

Exploration by Minera Andes on the San José property from 1997 to 2001 was concentrated over the northern part of the property and consisted of geological mapping, sampling, trenching, geophysics, alteration and metallurgical studies and reverse circulation (‘‘RC’’) and diamond drilling.  In 2001, an extensive exploration program was undertaken which included detailed topographic surveying of the property, induced polarization (‘‘IP’’) geophysics and drilling.  Exploration during 2003-2004 consisted of underground exploration/development, environmental and metallurgical studies and the construction and commissioning of a pilot plant at the Huevos Verdes Vein.  Surveying of the topography, planned access and infrastructure in the Huevos Verdes and Frea areas was carried out during 2005 to 2007.  From 2007 to 2008, a total of 193 diamond drill holes totaling 155,108 feet (47,277 meters) and focused on regional prospects as well as strike extensions of known veins with most of the drilling concentrated on the Ayelén, Frea and Odin veins.  From 2009 to 2010, a total of 261,056 feet (79,570 meters) of diamond core drilling was completed in 380 holes, which were successful, as 11 new veins were discovered.  The goal of the 2011 exploration program was to replace depleted reserves and to discover new mineralized veins, whereby a total of 204,301 feet (62,271 meters) were drilled in 248 holes.  In 2012, a total of 321,161 feet (97,890 meters) of diamond drilling was completed, of which 117,444 feet (35,797 meters) was for near mine, 128,583 feet (39,192 meters) was for infill and 75,135 feet (22,901 meters) was for prospecting.

Reserves

The following is the reserve information calculated by Hochschild for the San José Mine as at December 31, 2011 and therefore does not account for 2012 production or reserves delineated during 2012.  The 2011 information is the most recent available to us. We expect that Hochschild will report updated reserves as at December 31, 2012 by the second quarter of 2013.

These figures, reported on a 100% basis, were prepared by Hochschild and audited by P&E Mining Consultants Inc. whose report dated August 8, 2012, concluded that the reserve estimates for the San José Mine prepared by Hochschild at December 31, 2011 provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy (“JORC”), NI 43-101, the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) best practices and SEC Guide 7.  The mineral reserve was estimated using metal prices of $1,080 per ounce of gold and $18 per ounce of silver with a marginal revenue cut-off value of $88.31 per tonne.

Property	Category	Tonnes (000’s)	Silver (Grams per tonne)	Silver Ounces (Millions)	Gold (Grams per tonne)	Gold Ounces (Thousands)
San José Mine	Proven	805	475	12.3	6.99	180.9
	Probable	876	354	10.0	5.79	163.0
	Proven & Probable	1,681	412	22.3	6.36	343.7

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for detailed information regarding production statistics on the San José Mine.

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

The El Gallo Complex consists of 710 square miles (1,839 square kilometers) of concessions held through ownership of Pangea Resources Inc., which in turn holds 100% ownership of Compania Minera Pangea S.A. de C.V. (“Minera Pangea”).  Concession titles are granted under Mexican mining law and are issued by Secretaria de Economia, Coordinacion General de Minera, Direccion General de Minas.

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

On December 6, 2001, our predecessor received an Environmental Mining Permit (“MIA”) for Magistral. The MIA was prepared by the environmental consulting firm, Soluciones de Ingeniería y Calidad Ambiental, S. A. de C. V. (SICA). The Environmental Mining Permit has 69 conditions that we must follow.  Examples of these conditions include groundwater quality monitoring at four points, recycling of used oil and the development of an Accident Prevention Plan, among others. The current Magistral operating permit expires in June 2022.  Minera Pangea holds permits for explosive purchase and use at Magistral. This permit is renewed on an annual basis. A quarterly permit is also issued by the local Sinaloa military authority for the buying and transporting of explosives. In addition, the President of the local municipality must approve the use of explosives at the site.  We are currently preparing a separate application for a new explosive permit for El Gallo and Palmarito.

Currently, El Gallo is only permitted for exploration and no mining permits have been approved.  We have received the water permit from CONAGUA for 1.2 million cubic meters per year.

In preparation for Phase 2 operations, we completed three production water wells during 2012 and the results from the pumping tests indicate there is sufficient water to meet our needs.  We also received approval from Mexico’s Federal Electricity Commission for our designs to connect Phase 2 to the national electrical grid.  Environmental permits to construct the power line were submitted at the end of 2012.  Environmental permits for construction and operations, which include MIA, ETJ and RA are progressing and are expected to be submitted to Mexico’s Environmental and Natural Resources Ministry during the first quarter of 2013.  We expect to receive all necessary approvals for construction by the third quarter of 2013.  We also expect to begin procurement in the first quarter of 2013 of long lead time equipment such as the ball mill, filter presses for dry stack tailings, Merrill Crowe plant, leach tanks and electrical substation.

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

The Magistral Mine’s infrastructure was upgraded and constructed during 2011 and 2012 with a cost of $13.5 million, $1.5 million below original estimate.  The construction was completed during the third quarter of 2012 and we had our first gold bar poured in September 2012.  In order to reduce capital expenditures, we are engaging contractors to perform the mining and blasting functions.

Cell phone coverage throughout McEwen Mining’s concession area is considered good. We have connection to the local phone network and also Internet access at El Gallo and Magistral.  Supervisory staff and most vehicles are equipped with two-way radios.

Medical service is currently available from a nurse who is present on the day shift and Magistral is equipped with an ambulance. Fire protection is provided by hand-held extinguishers and a water truck is equipped with a fire water monitor. Employee transportation is provided by buses.

Primary water supply for Magistral comes from two currently operating water wells located 0.9 mile (1.5 kilometers) from the process facility. Wells are powered by a generator that pumps water into a raw water pond, and it is then used for operations. Phase 1 average water demand is 5.5 liters/second. Combining Sinaloa’s annual precipitation 32 inches (~830 mm) with the site’s current water well production capacity, McEwen Mining has sufficient supply for Phase 1 production.

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

In September 2012, a feasibility study (“FS”) for the El Gallo Complex Phase 2 project was completed by various consultants including M3 Engineering & Technology Corporation, Independent Mining Consultants, Pincock, Allen & Holt, and SRK Consulting (USA) Inc.  The FS included a new NI 43-101 compliant resource estimate of 24 million tonnes of mineralized material (only the El Gallo and Palmarito deposits) with a weighted average grade of 0.1 gpt gold and 68.9 gpt silver, including measured and indicated resources only.  Based on the FS, it is estimated that Phase 2 could produce approximately 5.0 million ounces of silver and 6,000 ounces of gold or 105,000 ounces of gold equivalent per year for 6 years at an overall life of mine operating cost of $28.74 per tonne of ore processed, including refining charges, royalties and a by-product credit for gold. Assuming a life-of-mine average gold price of $1,415 per ounce and $25 per ounce of silver, the Net Present Value at a 5% discount rate is $190.0 million. Initial capital expenditures for the project are estimated at $180 million.  The full FS technical report is available on SEDAR at www.sedar.com and on our website at http://www.mcewenmining.com/files/doc_downloads/egtechreport.pdf

Royalties

Global Royalty Corp., a private Canadian company, holds a sliding scale net smelter return (“NSR”) on gold or gold equivalent recovered from the Magistral and El Gallo mineralized material areas.  The royalty is calculated at a rate of 1 percent of NSR on the initial 30,000 ounces of gold equivalent production, at a rate of 3.5% of NSR on the next 350,000 ounces of gold equivalent production, and thereafter, at a rate of 1 percent of NSR on gold recovered from the areas, in perpetuity.  To date, the mineralized material areas have produced approximately 77,000 ounces of gold.

For Palmarito, a 2 percent NSR royalty exists on certain claims around the area that were optioned from a third party.  The NSR affects strike extensions and down-dip portions of the in-situ mineralized material and the majority of historic tailings.

Gold Bar Project, Nevada (100%)

Overview and History

The Gold Bar Project is a proposed mined development project consisting of a conventional open pit mine with an oxide gold heap leach recovery circuit.  The project is located within the Battle Mountain-Eureka-Cortez gold trend in Eureka County, central Nevada.  The property was previously mined from 1987 to 1994 by Atlas Precious Metals Inc.  The Gold Bar project is currently in the permitting phase with construction expected to begin in 2014, and gold production expected in 2015.  A pre-feasibility study (“PFS”) was completed by SRK Consulting and published in November 2011.  We have yet not demonstrated the existence of proven or probable reserves for the Gold Bar Project as defined by SEC Guide 7.  McEwen Mining’s objective is to obtain permits required to construct and operate the Gold Bar Project.  The timeline to obtain permits is uncertain, but similar projects on public lands in Nevada have required between 18-36 months.

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

Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation when it is adjacent to apparent feeder structures. Gold Pick-Gold Ridge is “Carlin-Type” sediment-hosted gold mineralization with typical associated alteration (decalcification, silicification) and trace elements (antimony, arsenic, mercury, and barium).

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

Exploration Properties

Los Azules Copper Project, Argentina (100%)

Los Azules is a 100% owned advanced-stage porphyry copper exploration project located in the cordilleran region of San Juan Province, Argentina near the border with Chile.  We acquired this property, along with other Argentina exploration properties, in connection with the acquisition of Minera Andes in January 2012.  Located at approximately 31°13’30” south latitude and 70°13’50” west longitude, Los Azules is 4 miles (6 km) east of the Chilean-Argentine border.  It is accessible by road except for seasonal closures in winter.  The elevation at site ranges between 11,500 feet — 14,750 feet (3,500 m — 4,500 m) above sea level.

The following map illustrates the location of the Los Azules Copper Project as well as our other properties in the Province of San Juan:

The deposit is located within a copper porphyry belt that is host to some of the world’s largest copper mines. The upper part of the system consists of a barren leached cap, which is underlain by a high-grade secondary enrichment blanket.  Primary mineralization below the secondary enrichment zone has been intersected in drilling up to a depth of more than 3,280 feet (1,000 meters) below surface. The property encompasses 127 square miles (328 square kilometers) and surrounds a large alteration zone that is approximately 5 miles (8 kilometers) long by 1.2 miles (2 kilometers) wide.

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

We began the 2012-2013 drill season in October 2012, two months earlier than prior seasons, with a total of five core drills and one rotary drill, which are more powerful than the ones used in the prior season. In addition, the drilling has consistently achieved drill hole depths greater than 700 meters.  Significantly, all of the deeper drill holes ended in mineralization.  Drilling will continue to focus on expanding the mineralized material.  This season’s exploration program is on track to achieve our objective of completing 15,000 meters of drilling by the end of April 2013.

In August 2012, Samuel Engineering Inc. issued a 43-101 Technical Report, which showed an estimated 323 million tonnes of mineralized material with a weighted average grade of 0.65 percent copper, including measured and indicated resources only.  In February 2013 we announced an updated estimate prepared by SIM Geological Inc., which showed an estimated 310 million tonnes of mineralized material with a weighted average grade of 0.65 percent copper, again including only measured and indicated resources.  The February 2013 estimate incorporated the results of the drilling accomplished from October through December 2012.

In November 2012, McEwen Mining and TNR Gold Corp. settled all outstanding litigation with respect to the Los Azules Copper Project.  See “Item 3. Legal Proceedings” for further details.

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
Perito Moreno
Las Heras
Caleta Olivia
Pico Truncado
San Jose
Cº Negro
Virginia
Santa Rita
Bajo Caracoles
Hipolito Irigoyen
Joaquin
La Josefina
Pinguino
Cap-Oeste
Tres Cerros
Cº Morro
Cº Vanguardia
Albornoz
Mina Marta
Tamel Aike
Manantial Espejo
Gob. Gregores
El Salado
Pto San Julian
Fitz Roy
Jaramillo
Tellier
Pto. Deseado
ATLANTIC OCEAN
ARGENTINA
ATLANTIC OCEAN
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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Development and Exploration Activities

El Gallo Complex, Mexico

In September 2012, we had our first gold pour at El Gallo Phase 1 upon completion of the Phase 1 construction, which had a total cost of $13.5 million.  Total production for 2012 was 6,863 oz of gold and 4,492 oz of silver during the start up period. A total of 356,000 tonnes were mined and 248,000 tonnes processed between September and December

2012. Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined and processed remained in stockpile inventory. Due to long process cycles, actual recoveries are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production) to December 31, 2012 was approximately 60%.

El Gallo Phase 1 achieved commercial production on January 1, 2013.  In 2013, production for Phase 1 is forecasted to be approximately 27,500 oz of gold.

The following table summarized production and sales totals for El Gallo 1 for 2012. As production for operational purposes was only achieved on January 1, 2013, certain measures such as total cash costs and all-in sustaining costs are not computed.

El Gallo Phase 1 - Production and Sales

	2012	Q4 2012
El Gallo 1 Mine
Tonnes mined (thousands)	357	287
Average grade gold (gpt)	1.21	1.21
Tonnes processed (thousands)	340	261
Average grade gold (gpt)	1.05	1.13
Gold ounces (thousands)
Produced	6.9	6.6
Sold	3.2	3.0
Silver ounces (thousands)
Produced	4.5	4.4
Sold	0.3	0.2
Gold equivalent ounces (thousands) (1)
Produced	6.9	6.7
Sold	3.2	3.0
Net sales (thousands)	$5,966	$5,510

(1)         Gold equivalent ounces calculated using an average silver to gold ratio of 52:1.

In September 2012, the feasibility study for Phase 2 was completed and it reported an estimate of 24 million tonnes of mineralized material (including only the El Gallo and Palmarito deposits) with a weighted average grade of 0.1 gpt of gold and 68.9 gpt of silver.  The report projected an average annual production rate of 5.0 million oz of silver and 6,000 oz of gold during each of the first six years at a cash operating cost of $9.86 per silver oz (net of gold by-product and including royalties).  The feasibility study also estimated initial capital expenditures to be $180 million, including a 14.4% contingency.

In preparation for Phase 2 operations, we completed three production water wells during 2012 and the results from the pumping tests indicate there is sufficient water to meet our needs.  We also received approval from Mexico’s Federal Electricity Commission for our designs to connect Phase 2 to the national electrical grid.  Environmental permits to construct the power line were submitted at the end of 2012.  Environmental permits for construction and operations are progressing and are expected to be submitted to Mexico’s Environmental and Natural Resources Ministry during the first quarter of 2013.  We also expect to begin procurement in the first quarter of 2013 of long lead time equipment such as the ball mill, filter presses for dry stack tailings, Merrill Crowe plant, leach tanks and electrical substation.

During 2012, approximately 131,486 ft. (40,077 m) of drilling was completed at the El Gallo Complex.  We expect to drill approximately 65,000 ft. (20,000 m) during 2013 with a total exploration budget of approximately $10 million.

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

Los Azules Copper Project, Argentina

In August 2012, the Company issued a NI 43-101 compliant Technical Report, which estimated 323 million tonnes of mineralized material with a weighted average grade of 0.65 percent copper.  In February 2013 we announced an updated estimate, which estimated 310 million tonnes of mineralized material with a weighted average grade of 0.65 percent copper.  The February 2013 estimate incorporated the results of the drilling completed from October through December 2012.

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

In November 2012, McEwen Mining and TNR Gold Corp. agreed that all claims and counterclaims would be discontinued or resolved. The material terms of the settlement included that: (i) TNR would receive 1,000,000 common shares of McEwen Mining; (ii) TNR would transfer the Escorpio IV claim to McEwen Mining; and (iii) the Xstrata-Solitario Agreement will be amended so TNR will retain a Back-in Right for up to 25% of the equity in the Solitario Properties. The Back-in Right is only exercisable after the completion of a feasibility study.  To exercise, TNR must pay two times the expenses attributable to the back-in percentage (i.e. paying 2 x 25% all of the costs attributable to the Solitario Properties).  Upon backing-in, TNR may elect to continue to participate in the project or be diluted down to a 0.6% NSR on Solitario Properties.

Santa Cruz Exploration, Argentina

During 2012, a total of 36,583 ft. (11,150 m) of percussion drilling was completed on our Celestina project and a total of 26,539 ft. (8,089 m) of blast holes and diamond drilling was completed on our Cerro Mojon project. Exploration work ceased towards the end of May 2012 with the onset of Argentinean winter.

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

Business Acquisition

On January 24, 2012, we completed the acquisition of Minera Andes through a court-approved plan of arrangement under Alberta, Canada law (the “Arrangement”), under which Minera Andes, a Canadian company, became an indirect wholly-owned subsidiary of McEwen Mining.

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

On the closing date of the Arrangement, holders of Minera Andes’ common stock received a number of exchangeable shares of McEwen Mining - Minera Andes Acquisition Corp. (“Exchangeable Shares”), an indirect wholly-owned Canadian subsidiary of McEwen Mining, equal to the number of Minera Andes shares, multiplied by the exchange ratio of 0.45.  In the aggregate, former Minera Andes shareholders received 127,331,498 Exchangeable Shares.  Our common stock began trading on the NYSE and TSX under the symbol “MUX” and the Exchangeable Shares began trading on the TSX under the symbol “MAQ” on January 27, 2012.

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

2. Business Acquisition

Calculation of the Purchase Price Equation

Fair Value
Purchase price:
Exchangeable shares of McEwen Mining-Minera Andes Acquisition Corp.	$664,671
Stock options to be exchanged for options of McEwen Mining Inc.	3,175
$667,846

Net assets acquired:
Cash and cash equivalents	$31,385
Short-term investments	4,952
Other current assets	9,828
Inventories	1,362
Mineral property interests	539,092
Investment in Minera Santa Cruz S.A.	262,883
Equipment	1,647
Accounts payable	(5,323)
Deferred income tax liability	(177,980)
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

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a co-product basis) for the San José Mine for 2012 and 2011.  Total cash costs and all-in sustaining cash costs are considered to be non-GAAP measures (see non-GAAP measures, page 30).  Also included below are the production figures on a 49% attributable basis

MSC - Production and Sales

	2012	Q4 2012	Q3 2012	Q2 2012	Q1 2012	2011
San José Mine - 100%
Tonnes mined (thousands)	548	136	140	139	133	499
Average grade (gpt):
Gold	5.40	6.04	5.04	4.85	5.33	5.88
Silver	422	466	422	384	397	461
Tonnes processed (thousands)	510	129	136	129	116	463
Average grade (gpt):
Gold	5.79	6.00	5.24	5.98	5.98	5.86
Silver	417	422	402	430	416	444
Average recovery (%):
Gold	90.4	91.1	91.1	88.6	91.6	92.9
Silver	86.6	87.9	87.9	84.2	87.8	88.8
Gold ounces (thousands):
Produced	86	23	21	22	20	81
Sold	84	23	29	18	14	83
Silver ounces (thousands):
Produced	5,953	1,545	1,552	1,500	1,356	5,870
Sold	5,897	1,553	2,166	1,146	1,032	6,086
Net sales (thousands)	$310,384	$77,946	$116,299	$56,375	$59,764	$325,302
Total cash costs (thousands)	$146,020	$38,578	$54,066	$29,844	$23,532	$134,682
Total cash costs per ounce sold ($/oz):
Gold	$760	$770	$766	$811	$686	$628
Silver	$13.90	$13.35	$14.66	$13.54	$13.27	$13.63
All-in sustaining costs (thousands)	$232,145	$61,512	$79,451	$48,918	$42,264	$206,475
All-in sustaining costs per ounce sold ($/oz):
Gold	$1,208	$1,228	$1,226	$1,329	$1,233	$962
Silver	$22.11	$21.29	$21.54	$22.20	$23.83	$20.89

McEwen Mining - 49% attributable share
Gold ounces produced (thousands):
Gold	42	11	10	11	10	40
Silver	2,917	757	761	735	664	2,876
Gold equivalent (1)	98	26	25	25	23	95

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

Investment in MSC

The following table shows the reconciliation of MSC’s net income, as reported under U.S. GAAP, compared to the equity pickup that is reported on our financial statements.  Since the acquisition of Minera Andes closed on January 24, 2012, we began recording our share of MSC’s equity earnings from January 25, 2012.

Based on the purchase price allocation, the investment in MSC was originally allocated an estimated fair value of $225.0 million during the first half of 2012 and $261.2 million during the third quarter of 2012.  During the fourth quarter of 2012, the purchase price allocation was finalized and the estimated fair value of the investment in MSC was increased to $262.9 million.  The adjustment affected the composition of the fair value allocation to MSC’s assets, resulting in a reduction in the amortization reported for the first two quarters of 2012 and an increase for the third quarter of 2012.

Below is a reconciliation of the adjustment for the first three quarters of 2012:

	For three months ended	For three months ended	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012
	(in thousands)
Amortization of fair value increments, as reported	$2,804	$1,803	$1,597
Adjustment	(1,851)	(887)	71
Amortization of fair value increments, as adjusted	$953	$916	$1,668

Net loss, as reported	$(19,202)	$(21,251)	$(2,583)
Adjustment	1,851	887	(71)
Net loss, as adjusted	$(17,351)	$(20,364)	$(2,654)

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

Period Ended
December 31, 2012
(in thousands)
Summary of MSC’s financial information from operations
Sales - MSC 100%	$290,848
Net income - MSC 100%	51,634
McEwen Mining’s portion - 49%	25,301
Net income on investment in MSC	$25,301
Amortization of fair value increments	(4,466)
Income on investment in MSC, net of amortization	$20,835

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

Production costs applicable to sales at El Gallo were $3.9 million in 2012.  Production costs consist of royalty expense, third-party refining costs and direct mining costs which include contract mining services, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs and transport fees.  Production cost applicable to sales is based on the weighted average cost of ounces sold during the year.  There was no similar cost in 2011 since production only began in September 2012.

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

Asset impairments were $18.5 million during 2012 as compared to nil in 2011.  The majority of the impairment arose from our mineral property interests in Nevada.  During 2012, we performed a strategic review of our property holdings in Nevada and as a result, allowed all the claims from three of the properties to lapse.  These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million which was written off entirely.  We also entered into an exploration earn-in and joint venture option agreement (“option agreement”) with a third party on another Nevada property which was acquired in 2007 and had a carrying value of $18.2 million.  We determined that the implied value of the option agreement was $4.2 million and as a result recorded an impairment of $14.0 million. We also wrote off $1.3 million of mineral property interests in Mexico.  In total, $18.3 million of the $18.5 million asset impairments recorded in 2012 came from the write-down of our mineral property interests.

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

General and administrative expense increased by $1.6 million, from $5.4 million in 2010 to $7.0 million in 2011.  The increase was due to an increase in stock-based compensation expense of $0.7 million, an increase in salaries and wages of $0.3 million due to increased staff, an increase in marketing activities of $0.3 million, an increase in rent and office expenses of $0.2 million as a result of relocating our head office, and an increase in accounting and tax related costs of $0.1 million in Mexico.

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

Stockpiles, Ore on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies — Stockpiles, ore on leach pads, and in-process inventory are carried at the lower of average cost or net realizable value, if commercial production is achieved. For accounting purposes, we achieved commercial production for El Gallo — Phase 1 during the third quarter of 2012 after the initial gold pour in late September.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, ore on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

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

Asset Retirement Obligations:  We record the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Ongoing environmental and reclamation expenditures are credited to the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not apply.  The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate.  We prepare estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances.  Changes in regulations or laws, any instances in non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation.  Significant judgments and estimates are made when estimating the fair value of AROs.  Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective.  Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: March 10, 2014		Perry Y. Ing, Vice President and Chief Financial Officer

EXHIBIT INDEX

*10.8	Refining Agreement dated for reference purposes April 13, 2012 between the Company and Johnson Matthey Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

*Filed with this amendment