Form 10-K
period 2013-12-31
McEwen Mining Inc.
filed 2014-03-10
CIK 314203

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 28, 2013 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $374,960,500 based on the closing price of $1.68 per share as reported on the NYSE. There were 265,176,527 shares of common stock outstanding (and 31,982,832 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 3, 2014.

        DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

        McEwen Mining Inc. ("McEwen Mining," "we", "our", "us" or the "Company") is required to prepare reports under the Canadian Securities Administrators' National Instrument 43-101 "Standards of Disclosure for Mineral Projects" ("NI 43-101"), under the Canadian securities laws because we are listed on the Toronto Stock Exchange ("TSX") and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States ("U.S.") Securities and Exchange Commission ("SEC").

        Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 ("Guide 7") promulgated by the SEC. Under U.S. standards, mineralization may not be classified as a "reserve" unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a "Final" or "Bankable" feasibility study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority. One consequence of these differences is that "reserves" calculated in accordance with Canadian standards may not be "reserves" under Guide 7 standards. U.S. investors should be aware that McEwen Mining's properties located in Argentina (with the exception of the San José mine), Mexico and the United States do not have "reserves" as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant "reserves".

        Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves under Guide 7. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

        Canadian regulations permit the disclosure of resources in terms of "contained ounces" provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report "mineralized material" in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein would be characterized as mineralized material. We provide such disclosure about our properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

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

PART I

ITEM 1.    BUSINESS

History and Organization

        We are a mining and minerals exploration company focused on precious and base metals in Argentina, Mexico and the United States. We were organized under the laws of the State of Colorado on July 24, 1979 under the name Silver State Mining Corporation. On June 21, 1988, we changed our name to U.S. Gold Corporation and on March 16, 2007, we changed our name to US Gold Corporation. On January 24, 2012, we changed our name to McEwen Mining Inc. after the completion of the acquisition of Minera Andes Inc. ("Minera Andes") by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada.

        We operate in Argentina, Mexico and the United States. At December 31, 2013, we had an aggregate land position consisting primarily of mining claims, leases of mining claims or concessions of approximately 1,534 square miles (3,973 square kilometers). We own a 49% interest in Minera Santa Cruz S.A. ("MSC"), owner and operator of the producing San José mine in Santa Cruz, Argentina, which is controlled by the majority owner of the joint venture, Hochschild Mining plc ("Hochschild"). We also own the El Gallo 1 gold mine in Sinaloa, Mexico, where production resumed in 2012. In addition to our operating properties, we also hold interests in numerous exploration stage properties and projects in Argentina, Mexico and the United States. Prior to the acquisition of Minera Andes and commencement of production at El Gallo 1 in 2012, we had not generated revenue from operations since 1990.

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

        Our principal executive office is located at 181 Bay Street, Suite 4750, Toronto, Ontario, Canada M5J 2T3 and our telephone number is (866) 441-0690. We also maintain offices in San Juan, Argentina; Guamuchil, Mexico; Elko and Reno, Nevada. Our website is www.mcewenmining.com. We make available our periodic reports and news releases on our website. Our common stock is listed on the New York Stock Exchange ("NYSE") and on the Toronto Stock Exchange ("TSX"), in each case under the symbol "MUX". Exchangeable shares of McEwen Mining—Minera Andes Acquisition Corp. are listed on the TSX under the symbol "MAQ".

        In this report, "McEwen Mining", the "Company", "our" and "we" refer to McEwen Mining Inc. together with our subsidiaries, unless otherwise noted. "Au" represents gold; "Ag" represents silver; "oz" represents ounce; "gpt" represents grams per metric tonne; "ft." represents feet; "m" represents meter; "km" represents kilometer; and "sq." represents square. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. C$ refers to Canadian dollars.

Segment Information

        Our operating segments include Argentina, Mexico and the United States. See Note 16 to the Consolidated Financial Statements for the year ended December 31, 2013 for information relating to our operating segments.

Products

        The end product at our gold and silver operations is either in the form of doré or concentrate. Doré is an alloy consisting primarily of gold and silver but also containing other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and silver is credited to our account. All of our production from El Gallo 1 is in the form of doré while production at the San José mine is generally a 45/55 ratio between doré and concentrates. Ore concentrate, or simply concentrate, is raw ore that has been ground finely to a powdery product where gangue (waste) is removed, thus concentrating the metal component. The concentrate is then transported to smelters where it is used to produce useful metals. Concentrates from the San José mine are shipped to third-party smelters and refineries for further processing.

        During 2013, we reported consolidated production attributable to us of 79,158 gold ounces and 3,135,468 silver ounces, for a total of 139,455 gold equivalent ounces (using a silver to gold ratio of 52:1). Of our consolidated gold and silver production, approximately 61% and 99%, respectively, came from the San José mine in Argentina and 39% and 1%, respectively, came from our El Gallo 1 mine in Mexico.

        Gold and silver doré produced in Argentina is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

        Gold and silver produced in Mexico are generally sold at the prevailing spot market price.

        During 2013, total gold and silver sales for the San José mine were $240.7 million. However, we only report net income and loss, as applicable, from the San José mine on a 49% equity basis, which amounted to a net income of $0.8 million for 2013, after amortization of the fair value increments from the purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed as of the acquisition date of January 24, 2012. Total gold and silver sales for Mexico were $46.0 million during 2013. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties.

        The following table presents the annual high, low and average daily London P.M. fix prices per ounce for gold and silver over the past three years and 2014 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average
2011	$1,895	$1,319	$1,572	$48.70	$26.16	$35.12
2012	1,792	1,540	1,669	37.23	26.67	31.15
2013	1,694	1,192	1,411	32.23	18.61	23.79
2014 (through March 3, 2014)	1,350	1,221	1,273	22.05	19.27	20.37

        On March 3, 2014, the London P.M. fix for gold was $1,350 per ounce and silver was $21.46 per ounce.

Gold and Silver Processing Methods

        Gold and silver are extracted from mineralized material, by either milling or heap leaching, depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not oxidized, the accessibility of the mineralized material, the amenability of the material to treatment and related capital and operating costs. The mineralized material is extracted by underground (San José mine) and open pit (El Gallo 1 mine) mining methods.

        The San José processing plant is composed of conventional crushing, grinding and flotation circuits. Approximately half of the silver-gold flotation concentrate is processed in an intensive cyanide leaching circuit with the dissolved gold and silver recovered by electrowinning of a clarified solution followed by smelting to produce doré. The balance of the flotation concentrate is filtered and shipped to a smelter. Flotation and leached tailings are stored in side-by-side engineered, zero discharge facilities. A Merrill Crowe circuit recovers small amounts of gold and silver from the electrowinning discharge solution. In 2012, the crushing circuit was modified to accommodate a 10% increase in mill throughput, from 1,500 to 1,650 metric tonnes per day. The modifications were completed in 2013.

        At the El Gallo 1 mine, mineralized material is processed using heap leaching. Heap leaching consists of stacking crushed material on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. The gold and silver-bearing solution is then collected and pumped to an ADR process facility consisting of carbon columns, stripping circuits and a precious metal refinery to process gold and silver into doré bars. Doré bars are then shipped from the mine to a third party refiner to obtain a purer, final product.

Gold and Silver Reserves

        At December 31, 2012, we had 180,000 and 13.1 million ounces of proven and probable gold and silver reserves, respectively, attributable to McEwen Mining from our 49% equity interest in the San José mine. The 2012 information is the most recent available to us and does not account for 2013 production or reserves delineated during 2013. We expect that Hochschild Mining plc. will report updated reserves as at December 31, 2013 by the first quarter of 2014. See Item 2. Properties—San José Mine, Argentina, for additional information about our reserves on this property. There are no proven and probable reserves at El Gallo 1 in Mexico or any of our other properties.

Competitive Business Conditions

        We compete with many companies in the mining and mineral exploration industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in Argentina, Mexico, or the United States, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

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

General Government Regulations

Argentina

        Mining in Argentina is subject to numerous federal, provincial and local laws, regulations and ordinances governing mineral rights, operations and environmental protection.

        Mineral Concession Rights.    Under Argentine Law, mining concessions are real property, which can be transferred freely and can also be pledged. Concessions are granted by provincial governments for unlimited periods of time, subject to the following conditions:

  (a)
  the payment twice a year of a mining fee or canón of 800 Argentine pesos per unit, or pertenencia; and

  (b)
  the filing of a minimum investment plan and compliance with a minimum investment in the concession equal to 300 times the relevant canón over a five year period.

        Failure to comply with these conditions may result in the termination of the concession.

        Surface Rights.    A mining license alone is not sufficient to permit mining operations. An agreement for access and occupation of the surface land is also required from the surface owner and occupier before mining may commence. Surface rights in Argentina are not automatically granted with title to either a mining lease or a claim and must be negotiated with the landowner.

        Water Rights.    Water rights are granted for the land or industry they have been applied for. Water rights cannot be separately seized or expropriated from the land or mining concession for which the use of water has been granted as long as the use for the mining concession is required and the obligations by the title holder are complied with.

        Mining Royalties.    As legal owners of the mineral resources, provinces are entitled to request royalties from mine operators. Regulations vary from province to province. Under a Mining Tax Stability Agreement between the Province of Santa Cruz where the San José mine is located and MSC, the mining royalty was fixed at 1.85% of the mine-site value per year when the final product is doré and 2.55% when the final products are concentrates or precipitates. Starting in November 2012, the Province increased the royalty to the legal maximum of 3% for all products. Royalties are paid monthly.

        Reserve Tax Law.    In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining reserves in the Province. The law came into effect on July 5, 2013. The tax will amount to 1% of the value of mine reserves reported in feasibility studies and financial statements inclusive of variations resulting from ongoing operations. Regulations require that the tax be calculated on "measured" reserves, and MSC has interpreted this to mean "proven" reserves. The Province has disputed this interpretation but has not provided further clarification on the definition of "measured" reserves, and the outcome is not clear at the time. MSC has filed a legal claim disputing the legality of the new tax and has paid the initial installment under protest.

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

        Mining Permits.    Prior to conducting mining operations, companies must submit an Environmental Impact Report ("EIR") to the provincial government. The EIR must describe the proposed operation and the methods that will be used to prevent undue environmental damage and must be updated biennially. Mine operators are liable for environmental damage and violators of environmental standards may be required to shut down mining operations. An EIR must be submitted every two years in accordance with Argentine Law.

Mexico

        Mining in Mexico is also subject to numerous federal, state and local laws, regulations and ordinances governing mineral rights, operations and environmental protection.

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

        During the month of May of each year, the concessionaire must file with the General Bureau of Mines, the work assessment reports made on each concession or group of concessions for the preceding calendar year. The regulations of the Mining Law provide tables containing the minimum investment amounts that must be made on a concession. This amount is updated annually in accordance with the changes in the Consumer Price Index.

        Surface Rights.    In Mexico, while mineral rights are administered by the federal government through federally issued mining concession, ejidos (communal owners of land recognized by the federal laws in Mexico) control surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in Mexico, some of these agreements may be subject to renegotiations.

        Water Rights.    Water rights are managed by the Comisión Nacional del Agua ("CONAGUA"). According to the Mexican water rights legislation, industrial users such as mining companies must pay for the right to use national waters regardless of how their rights were obtained, with the rates being determined by the availability of water and the method of extraction. We are not required to obtain water rights. According to CONAGUA, the El Gallo Complex is located in the Sinaloa River Aquifer and is termed Zona de Libre Alumbramiento, meaning a free zone because of excess capacity. However, water usage costs $0.40 per cubic meter consumed.

        Mining Royalties.    In October 2013, the Mexican lower house passed a bill levying a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for mining companies. The effective date of the law was January 1, 2014. The new tax reforms are applicable on a prospective basis and would therefore affect future earnings from the Company's mining operations in Mexico. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the royalty, based on the Company's current interpretation of the bill, we do not expect the royalty to be material for 2014. Further, the Company has filed an Amparo, a legal recourse seeking remedy for the protection of constitutional rights.

        Environmental Law.    The Environmental Law in Mexico, called the "General Law of Ecological Balance and Protection to the Environment" ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Protección al Ambiente ("PROFEPA").

        The primary laws and regulations used by the State of Sinaloa where our El Gallo property is located in order to govern environmental protection for mining and exploration are: the General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms ("NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a number of factors including the type of vegetation and trees impacted by proposed activities.

        Mining Permits.    The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT"), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in Mexico as Manifesto Impacto Ambiental) ("MIA"), Land Use Change (known in Mexico as Estudio Justificativo Para Cambio Uso Sueldo) ("ETJ"), and Risk Analysis (known in Mexico as Analisis de Riesgo) ("RA"). A construction permit is required from the local municipality and an archaeological release letter from the National Institute of Anthropology and History ("INAH"). An explosives permit is required from the ministry of defense before construction can begin. The MIA is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The RA study (which is included into the MIA and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The ETJ requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

United States

        Mining in the United States is also subject to numerous federal, state and local laws. Three types of laws are of particular importance to our U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        Land Ownership and Mining Rights.    Our Nevada properties are primarily located on lands owned by the United States (Federal Lands) and are governed by the General Mining Law of 1872 ("General Mining Law") as amended. The General Mining Law allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of minerals, subject to compliance with the General Mining Law and state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, we have the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

        Mining Operations.    The exploration of mining properties and development and operation of mines are governed by federal, state and local laws. Our Nevada properties are primarily administered by the United States Department of the Interior, Bureau of Land Management, which we refer to as the U.S. Bureau of Land Management ("BLM"). In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands are administered by the BLM. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until this is completed. The Nevada Department of Environmental Protection ("NDEP") is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada properties. Local jurisdictions (such as county governments) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Environmental Law.    The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits from regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental requirements.

        Proposed mineral processing at our Gold Bar property will require additional permitting prior to production. Various federal agencies and departments within the State of Nevada and local governments will be cooperating to review applications for any mining development and process facilities at the site. Although not expected, potential external events such as public or cooperating agency opposition could lengthen the schedule for permit acquisition. Because of previously permitted mining activity at the site, we currently have no reason to believe that permits to mine the mineral resources at Gold Bar could not be obtained from local, state and Federal regulatory agencies without unreasonable effort and expense. We also believe that production water for the Gold Bar property can be appropriated pursuant to regulations implemented by the State of Nevada.

Customers

        During the year ended December 31, 2013, 79% of total sales from the San José mine were made to Argor-Heraeus S.A., LS-Nikko Copper Inc., and Corsorcio Minero S.A. Argor-Heraeus S.A., a Swiss company, is a purchaser of doré, which accounted for 34% of total sales. LS-Nikko Copper Inc., a Korean company, is a purchaser of concentrate, which accounted for 23% of total sales. Consorcio Minero S.A., a Peruvian company, is a purchaser of concentrate and accounted for 22% of total sales.

        MSC has sales agreement with each of these purchasers. MSC has already allocated all of their 2014 concentrate production to their existing customers and is currently in negotiation with Argor-Heraeus S.A. for their 2014 doré production. However, any interruption of production could temporarily disrupt the sale of metals and adversely affect its operating results.

        At our El Gallo 1 mine, we either sell doré under the terms set out in the doré purchase agreement of July 2012 or refined metal on the spot market. During the year ended December 31, 2013, 90% of total sales from El Gallo 1 in Mexico were sold on the spot market through The Bank of Nova Scotia, a Canadian financial institution. We also have an agreement to sell refined metal with a second Canadian financial institution.

Employees

        As of March 3, 2014, we had 265 employees including 231 employees based in Mexico, 5 in Argentina, 8 in the United States, and 21 in Canada. All of our employees based in Canada work in an executive, technical or administrative position, while our employees in Mexico, Argentina and the United States include laborers, engineers, geologists, permitting specialists, information technologists, and office administrators. Some of our employees in Mexico are covered by union labor contracts and the Company believes we have good relations with our employees and their unions. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines. As of March 3, 2014, MSC had 1,147 employees in Argentina.

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

        Since our inception in 1979, we have never been profitable. As of December 31, 2013, our accumulated deficit was $607.6 million, including a net loss of $147.7 million in 2013. In the future, our ability to become profitable will depend on the profitability of the San José and El Gallo 1 mines, our ability to bring the El Gallo 2 and Gold Bar projects into production and generate revenue sufficient to cover our costs and expenses, and our ability to advance or sell our other properties, including the Los Azules copper project. In pursuit of that objective, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

         The feasibility of mining at our El Gallo Complex and Gold Bar properties has not been established in accordance with SEC Guide 7, and any funds spent by us on exploration and development could be lost.

        We have no proven or probable reserves on our properties as defined by U.S. law, except for our 49% interest in the San José mine. A "reserve," as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a SEC compliant feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. Since we have not received a SEC compliant feasibility study on any of our properties, we currently have no reserves as defined by SEC Guide 7, except for our 49% interest in the San José mine, and there are no assurances that we will be able to prove that there are reserves on our properties.

        The mineralized material identified on our properties, including El Gallo 1 where we are currently in production, does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining at our El Gallo Complex, Gold Bar properties, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade, metallurgical recoveries and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, our investment in that property may be lost, and the market value of our securities may suffer.

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

        There are significant risks and uncertainty associated with construction, commencing or expanding production or changing production plans without a current feasibility, pre-feasibility or scoping study. As such, the El Gallo Complex and Gold Bar properties may ultimately be determined to lack one or more geological, engineering, legal, operating, economic, social, environmental, and other relevant factors reasonably required to serve as the basis for a final decision to successfully complete all or part of these projects.

         The figures for our estimated mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

        Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities including the SEC, news releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until ore is actually mined and processed, mineralized material and grades of mineralization must be considered as estimates only.

        These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot ensure that:

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

         We own our 49% interest in the San José mine and the other 51% is owned Hochschild Mining plc., under the terms of an option and joint venture agreement, and therefore we are unable to control all aspects of the development and exploration of, and production from this property.

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

         Our operations in Argentina and Mexico are subject to changes in political conditions, regulations and crime.

        Although all of our operations are subject to changes in political conditions, regulations and crime, the Company has substantial investments in Argentina and Mexico and is therefore subject to risks normally associated with the conduct of business in foreign countries. Further, both Argentina and Mexico have undergone significant government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of parts and supplies, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Changes, if any, in mining or investment policies or shifts in political attitude in any of the jurisdictions in which the Company operates may adversely affect the Company's operations or profitability. There also is the risk of political violence and increased social tension in both Mexico and Argentina as these countries have experienced periods of crime, and civil and labor unrest. Certain political and economic events such as acts, or failures to act, by a government authorities in Argentina and Mexico, and acts of political violence could have a material adverse effect on our ability to operate in the country.

        With respect to our San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina. For instance, during an economic crisis in 2002 and 2003, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations. In addition, the Argentine government has renegotiated or defaulted on contractual arrangements.

        In January 2008, the Argentine government reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. Although this particular change did not affect the San José mine as its fiscal stability agreement explicitly fixes export duties at 5% for doré bars and 10% for concentrates, there can be no assurance that the Argentine government will not unilaterally take other action which could have a material adverse effect on our projects in the country or that Argentina will continue to honor, this or other fiscal agreements.

        In April 2012, Argentina's President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina's largest oil company. There can be no assurances that further nationalization of other industries are not forthcoming.

        In September 2013, Argentina's federal Income Tax Statute was amended to include a 10% income tax withholding on dividend distributions by Argentine corporations. The impact of the new withholding tax on MSC is still unclear, as tax stability rights provided to mining projects by Mining Investment Law No. 24,196 MIL would generally allow mining projects to pay the new withholding tax under protest and request a refund or tax credit for the excess of the overall tax burden. In addition to this amendment, the capital gains exception for non-resident taxpayers was repealed. Transfers of Argentine stock by non-residents are subject to a tax rate of 15%.

        There also exist current restrictions to imports and provisions relating to local sourcing of transports and substitution of imports of goods and services. These measures may impact the quality and supply of products and services required for our Argentine operations, including specifically the San José mine. Other unanticipated changes by the Argentine government could adversely impact the profitability of the San José mine or affect our ability to explore or develop all or part of our Los Azules project or other exploration properties in Argentina. Political and economic events such as acts, or failures to act, by a government authority in Argentina, and acts of political violence in Argentina, could have a material adverse effect on our ability to operate.

        With respect to our El Gallo Complex in Mexico, in recent years, there has been a marked increase in the level of violence and crime relating to drug cartels in Sinaloa state, where we operate, and in other regions of Mexico. This may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions, including as a result of periodic elections, that could increase the costs related to our activities or maintaining our properties.

         Legislation has been enacted that significantly and adversely affects the mining industry.

        In Argentina, in June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposed a new tax on mine reserves in the Province. The tax will amount to 1% of the value of the mine reserves reported in feasibility studies and financial statements inclusive of variations resulting from ongoing exploration. Regulations require that the tax be calculated on "measured" reserve, less certain deductions. It is expected that the law will be onerous and may impact future exploration activities in the province unless repealed or otherwise modified.

        In Mexico, in October 2013, the Mexican lower house passed a bill proposing a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for precious metals mining companies. In addition the long term corporate tax rate is expected to remain at 30% rather than being reduced to 28% as originally planned. The Mexican Senate approved the provisions of the Tax Reform on October 31, 2013. The effective date of the law was effective January 1, 2014. The new tax reforms are applicable on a prospective basis and would therefore affect future earnings from the Company's mining operations in Mexico.

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

         Recent Argentine foreign exchange regulations and export repatriation requirements could adversely affect our liquidity and operations.

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

        In April 2012, Argentina announced further rules which initially reduced the number of days mining companies have to repatriate funds relating to exports sales to 15 days and then subsequently in July 2012, relaxed the repatriation requirement to 79 days on the export of doré and 180 days on the sale of concentrates for certain mining companies including MSC which operates the San José mine. During this interim period of uncertainty, there was a disruption to MSC's exports, especially concentrate sales which take significantly longer than doré to process. This resulted in a disruption to their cash flows and ultimately, to the timing and amount of dividends that MSC paid to us in 2012.

        Further, under current regulations, Argentine residents, including MSC, are not allowed to purchase in the foreign exchange market foreign currency without a specific purpose, which includes foreign currency to be held in Argentina and other cross-border transfers; and as such, though Argentine companies may freely acquire and transfer foreign currency abroad to pay profits and dividends to foreign shareholders (provided that they relate to final and audited financial statements), in an attempt to stop capital flight and control the dollar, the government has kept restricting, by means of a "de facto" measure, the transfer of dividends abroad.

        These restrictions and any additional restrictions on the Argentine foreign exchange regime or export repatriation requirements could affect our liquidity and operations in Argentina, and our ability to access such funds.

         Our business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

        We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage, and often carry substantial penalties. There can be no assurance that our internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company's affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company's reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

         We are subject to foreign currency risk.

        While we transact most of our business in U.S. dollars, expenses, such as labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Mexico, Argentina and Canada, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and property and equipment purchases in U.S. dollar terms in foreign countries.

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

Average Annual Market Price of Gold and Silver (per oz.) and Copper (per lb.)

Metal	2009	2010	2011	2012	2013
Gold	$972	$1,224	$1,572	$1,669	$1,411
Silver	14.67	20.19	35.12	31.15	23.79
Copper	2.34	3.42	4.00	3.61	3.32

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

         Increased operating and capital costs could affect our profitability.

        Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

        We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of oil, steel and other commodities and labor, as well as the demand for certain mining and processing equipment. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

         Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms to develop additional mining operations.

        We may need to obtain additional financing, either in the form of debt or equity financing, to fund development of additional mining operations such as the El Gallo 2 or Gold Bar projects and to continue our administrative activities. Our working capital balance, along with expected cash generated from mining operations at El Gallo 1 and dividends received from MSC during 2013, is not expected to be sufficient to allow us to develop El Gallo 2, the next mine project, or to continue our operations indefinitely. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing for El Gallo 2 or other purposes, on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

         Our estimated timetables to achieve production for the El Gallo 2 and Gold Bar properties may not be accurate.

        The final decision to proceed with the construction of our El Gallo 2 project, for which a feasibility study was completed in 2012, has not been made. The Company plans to complete its cost savings studies and review financing alternatives. Any decision to proceed would be based on silver prices and securing financing on terms that we believe are more favorable to us than those that were available to us at the time of filing this report. The Company believes receiving the final permit for El Gallo 2 will help facilitate this process. All significant permits required for the construction of El Gallo 2 have now been received. With respect to the Gold Bar project, based on the 2012 preliminary feasibility study, we believe production may be achieved in 2016. However, the Gold Bar preliminary feasibility study is preliminary in nature and is subject to change due to factors within and outside of our control. There is no certainty that the economics estimated in the preliminary feasibility study will be realized or that we will be able to begin production within the timelines estimated, if at all.

        We will require significant amounts of capital through debt or equity to place one or both of these properties into production, and our ability to obtain this necessary funding will depend on a number of factors, including the status of the national and worldwide economy and the price of silver, gold, and other precious and base metals. Fluctuations in production costs, material changes in the mineral estimates and grades of mineralization or changes in the political conditions or regulations in Mexico or Nevada may make placing these properties into production uneconomic. Further, we may also be unable to obtain the necessary permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties. These and other factors may cause us to delay production at El Gallo 2 and our Gold Bar properties beyond our current expectations, or cancel our plans entirely.

         Development at the Los Azules copper project presents development challenges that may negatively affect, if not completely negate, the feasibility of development of the property.

        The Los Azules property is located in a remote location that is accessed by 75 miles (120 kilometers) of unimproved dirt road with eight river crossings and two mountain passes both above 13,451 feet (4,100 meters). Even assuming that technical difficulties associated with this remote location can be overcome, the capital costs may make the project uneconomical. According to a new NI 43-101 Preliminary Economic Assessment ("PEA") filed on November 7, 2013 with an effective date of August 1, 2013, capital costs were estimated to be $3.9 billion initially and $5.5 billion over the life of the mine with an accuracy target of plus or minus 35%. In order for the Los Azules property to be economically feasible for development, the price of copper would have to remain high enough to justify the high capital costs estimated for the project. There can be no assurance that these capital cost estimates are accurate; given the inflationary pressure in the mining industry and in Argentina in particular. If the long term price of copper were to decrease significantly below the current price or capital cost estimates increase significantly, the Los Azules property may not be feasible for development, and we may have to write-off the carrying value of the asset. Furthermore, the project's economic feasibility has not yet been demonstrated through a full feasibility study. The PEA is preliminary in nature, includes NI 43-101 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under Guide 7 or NI 43-101, and there is no certainty that the PEA will be realized. Finally, we may not be able to raise sufficient capital to develop the property; we may not receive the required permits or environmental approvals; we may not be able to construct the necessary power and infrastructure assets; and, we may not be able to attract qualified workers to build such a project, any of which could result in the delay or indefinite postponement of development at the property. Such a result would have a material adverse effect on our Company.

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

        Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

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

         We do not insure against all risks to which we may be subject in our operations.

        While we currently maintain insurance to insure against general commercial liability claims and physical assets at our properties in Argentina, Mexico, and the United States, we do not maintain insurance to cover all of the potential risks associated with our operations. Our other exploration projects have no existing infrastructure for which we insure. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

         Shortages of critical parts and equipment may adversely affect our operations and development projects.

        The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

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

        Our ability to explore and operate our properties depends on the validity of our title to that property. Our U.S. mineral properties include leases of unpatented mining claims, as well as unpatented mining and millsite claims which we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. Our Mexico concessions are granted by the Mexican government for a period of up to 50 years from the date of their recording in the Public Registry of Mining and are renewable for a further period of up to 50 years upon application within five years of expiration of such concession in accordance with the Mining Law and its Regulations. Failure to do so prior to expiration of the term of the exploration concession will result in termination of the concession. Under Argentine Law, concessions are granted by provincial governments for unlimited periods of time, subject to a mining fee and the filing of a minimum investment plan and compliance with a one-off minimum investment in the concession equal to 300 times the relevant mining fee over a five year period. Failure to comply with these conditions may result in the termination of the concession. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

        We remain at risk in that the mining claims may be forfeited either due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

         We cannot ensure that we will have an adequate supply of water to complete desired exploration or development of our mining properties.

        Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in Argentina, Mexico and the United States are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and to defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company's control.

         Our continuing reclamation obligations at the Tonkin Complex, El Gallo Complex and our other properties could require significant additional expenditures.

        We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin Complex. We have posted a bond in the amount of the estimated reclamation obligation at the Tonkin Complex. We submitted a mine closure plan to the BLM for the Tonkin Complex during the fourth quarter of 2010. Based on our estimate, the change in our bonding requirements was insignificant. The closure plan for the Tonkin mine is currently undergoing an environmental review pursuant to the National Environmental Policy Act. An environmental assessment for the proposed action has been submitted to the BLM and a request for additional information was received from the BLM in the last quarter of 2013. A response to the request for additional information is being prepared for submittal. We have not posted a bond in Mexico relating to the El Gallo Complex, as none is required but have recorded a liability based on the estimated amount of our reclamation obligations. There is a risk that any cash bond or recorded liability, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

         Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

        All phases of our operations are subject to Argentine, Mexican and American federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste, including cyanide. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

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

        Global climate change is an international issue and receives a substantial amount of publicity. We would expect that the imposition of international treaties or Argentina, Mexican, and American federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

         Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.

        We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in Argentina, Mexico and the United States, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable to us due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

         Our lack of operating experience may cause us difficulty in managing our growth.

        Our management team, as a whole, has limited experience in developing and operating a mine. We are currently working towards the development of El Gallo 2 in Mexico and our Gold Bar project in Nevada. If we are unable to successfully finance and place these projects into production, our stock price may suffer and you may lose some or all of your investment. Our ability to manage the anticipated growth that we expect will accompany placing one or more of those properties into production will require us to improve and expand our management and our operational systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

         To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.

        From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition would depend on a number of factors, including, but not limited to:

  •
  Identifying suitable candidates for acquisition and negotiating acceptable terms;

  •
  Obtaining approval from regulatory authorities and potentially the Company's shareholders;

  •
  Maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;

  •
  Implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and

  •
  To the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

        There can be no assurance that we will be able to conclude any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

         We rely on contractors to conduct a significant portion of our operations and construction projects.

        A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

  •
  Negotiating agreements with contractors on acceptable terms;

  •
  The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

  •
  Reduced control over those aspects of operations which are the responsibility of the contractor;

  •
  Failure of a contractor to perform under its agreement;

  •
  Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

  •
  Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

  •
  Problems of a contractor with managing its workforce, labor unrest or other employment issues.

        In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

         We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.

        Our company is dependent on key management, namely our Executive Chairman, Director and Chief Owner; our President; our Chief Financial Officer, our Chief Operating Officer; our Vice President, Argentina; our Vice President, Projects; our Vice President, Corporate Development; and our Vice President, General Counsel and Secretary. Robert R. McEwen, our Executive Chairman, Director and Chief Owner, is responsible for strategic direction and the oversight of our business. Ian Ball, our President; William Faust, our Chief Operating Officer; Simon Quick, our Vice President, Projects; and Andrew Elinesky, our Vice President, Argentina, oversee project development in Mexico, Nevada and Argentina, respectively. Perry Y. Ing, our Chief Financial Officer, is responsible for our public reporting and administrative functions. Craig Stanley, our Vice President, Corporate Development, is responsible for corporate development activities, including the evaluation of potential transactions. Nils F. Engelstad, our Vice President, General Counsel and Secretary, is responsible for overseeing the legal and corporate affairs of our Company. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers may significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

         The laws of the State of Colorado, our Articles of Incorporation and agreements with certain officers and directors may protect our directors from certain types of lawsuits.

        The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the Company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law, including through stand-alone indemnity agreements. We have also entered into indemnification agreements with our executive officers and directors which require that we indemnify them against certain liabilities incurred by them in their capacity as such. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

         We are subject to litigation risks.

        All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding, including regulatory proceedings, could have a material adverse effect on our financial position and results of operations.

Risks Relating to Our Common Stock

         A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.

        As of March 3, 2014, Mr. McEwen beneficially owned approximately 25%, or 74.0 million shares, of the 297.2 million shares of McEwen Mining common stock (assuming all outstanding Exchangeable shares not held by McEwen Mining or its subsidiaries are exchanged for an equivalent amount of McEwen Mining common stock). Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

         Our stock price may be volatile, and as a result you could lose all or part of your investment.

        In addition to other risk factors identified herein and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  •
  Changes in the worldwide price for gold and/or silver;

  •
  Volatility in the equities markets;

  •
  Disappointing results from our exploration or production efforts;

  •
  Producing at rates lower than those targeted;

  •
  Political and regulatory risks;

  •
  Weather conditions, including unusually heavy rains;

  •
  Failure to meet our revenue or profit goals or operating budget;

  •
  Decline in demand for our common stock;

  •
  Downward revisions in securities analysts' estimates or changes in general market conditions;

  •
  Technological innovations by competitors or in competing technologies;

  •
  Investor perception of our industry or our prospects;

  •
  Actions by government central banks; and

  •
  General economic trends.

        During the 2013 calendar year the price of our stock has ranged from a low of $1.65 to a high of $3.96. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

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

        As of March 3, 2014, we had outstanding exchangeable shares and options to purchase a total of 37.6 million shares of McEwen Mining common stock, which if completely converted or exercised, would dilute existing shareholders' ownership of McEwen Mining by approximately 14%, assuming all exchangeable shares not held by McEwen Mining or its subsidiaries are exchanged for an equivalent amount of McEwen Mining common stock. Under certain circumstances, McEwen Mining's board of directors (the "McEwen Mining Board") has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. McEwen Mining may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares of McEwen Mining common stock. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders of McEwen Mining and may reduce the market price of McEwen Mining common stock and other securities.

        Furthermore, the sale of a significant amount of McEwen Mining common stock by any selling security holders, specifically Mr. Robert R. McEwen ("Mr. McEwen"), our Chairman and Chief Executive Officer, may depress the price of McEwen Mining common stock. As a result, you may lose all or a portion of your investment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We classify our mineral properties into two categories: "Production Properties" and "Exploration Properties". Our designation of certain properties as "Production Properties" should not suggest that we have proven or probable reserves at those properties as defined by the SEC. Our significant production and exploration properties are described below.

Production Properties

San José Mine, Argentina (49%)

        For detailed information on the San José mine production statistics and financial results, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview and History

        San José is an underground mine located in Santa Cruz Province, Argentina, and operated by a subsidiary of Hochschild, MSC. We acquired our interest in this property in connection with the acquisition of Minera Andes in January 2012. The San José property covers a total area of approximately 195 square miles (505 square kilometers) and consists of 50 contiguous mining concessions (consisting of 18 Minas or approved mining claims; and 32 Manifestaciones de Descubrimiento, or claims that are in the application process for mining claim status). This does not include the mineral rights that were transferred to MSC pursuant to a vend-in agreement between the Company and Hochschild (described in further detail in Item 2—Properties, Other Argentina Properties, below), which was completed in October 2013. Under this agreement, we agreed to contribute to MSC the mining rights to a certain number of our Santa Cruz exploration properties, totaling approximately 48,900 hectares, with Hochschild also contributing to MSC certain of their mineral properties located in the same region, totaling approximately 82,700 hectares. The registration of title change for these 57 mining concessions, consisting of 46 Manifestaciones de Descubrimiento, and 11 Cateos,(claims that are for exploration only) is currently underway and are expected to be finalized in the second quarter of 2014.

        The property was acquired by Minera Andes in 1997, following completion of a regional study. Minera Andes embarked on an exploration program from 1997 to 2001, which led to the discovery of the silver and gold bearing Huevos Verdes and Saavedra West Zones. In March 2001 (and subsequently amended by agreements dated May 14, 2002, August 27, 2002, September 10, 2004, and September 17, 2010), an option and joint venture agreement ("OJVA") was signed between Minera Andes (49%) and Hochschild (51%) covering the San José property. Under the terms of the OJVA, a subsidiary of Hochschild acquired a majority interest in the property and title to the San José property and the San José mine is held by MSC, the holding and operating company set up under the terms of the OJVA. MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations. All of the known mineralized zones, mineral resources and mineral reserves and active mine workings, existing tailing ponds and waste are within MSC's concessions.

Location and Access

        The San José property is located in the District of Perito Moreno, in Santa Cruz, Argentina, lying approximately between latitude 46°41'S and 46°47'S and longitude 70°17'W and 70°00'W. The mine is 1,087 miles (1,750 kilometers) south-southwest of Buenos Aires and 217 miles (350 kilometers) southwest of the Atlantic port of Comodoro Rivadavia. The principal access route to San José is an unsealed dirt road section of 20 miles (32 kilometers) and then tarmac road to the port of Comodoro Rivadavia, a total distance of 217 miles (350 kilometers). Comodoro Rivadavia has scheduled national air services to Buenos Aires, the capital of Argentina, with international air connections. The nearest town is Perito Moreno, which is approximately 19 miles (30 kilometers) west of San José.

        The following map depicts the location of the San José property. It does not include the mineral rights that were transferred to MSC pursuant to the vend-in agreement between the Company and Hochschild as the registration of title change is underway and expected to be finalized in the second quarter of 2014.

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

        Vegetation is comprised of low scrub bushes and grass, typical of harsh climate and poor soils. Fauna consists of birds, small mammals and reptiles. Most of the property area is uninhabited; however, it is used by local farmers for sheep and cattle grazing.

Geology and Mineralization

        The San José property is approximately located in the northwest corner of the 23,166 sq. mile (60,000 sq. km) Deseado Massif of the Santa Cruz Province, Argentina. The Deseado Massif consists of Paleozoic metamorphic basement rocks unconformably overlain by Middle to Upper Jurassic bimodal andesitic and rhyolitic volcanics and volcaniclastics. Cretaceous sediments and Tertiary to Quaternary basalts overlie the Jurassic volcanics. The Jurassic Bajo Pobre Formation is the main host of gold and silver vein mineralization at the mine as well as many regional prospects. The Formation also hosts some of the mineralization at Saavedra West Zone. The formation is comprised of a lower andesite volcaniclastic unit and an upper andesite lava flow and has a maximum thickness of 394 ft. (120 m). Mineralization in the San José area occurs as low sulfidation epithermal quartz veins, breccias and stockwork systems accompanying normal-sinistral faults striking 330° to 340°. The main structural trend of fault and vein systems on the property is west-northwest to north-northwest.

Facilities and Infrastructure

        Infrastructure of the property consists of camp facilities that can accommodate up to approximately 1,100 personnel, a medical clinic, a security building, a maintenance shop, a laboratory, processing facilities, a mine and process facility warehouse, a surface tailings impoundment, support buildings and mine portals, a change house, a core warehouse, an administration building and offices. The laboratory is equipped to process all assays (core, chips, soil) and incorporates fire assaying and atomic absorption equipment. MSC has installed a satellite-based telephone/data/internet communication system.

        The San José mine is a ramp access underground mining operation. The San José veins are accessed from three main portals: the Tehuelche Portal, the Kospi Portal and the Güer Aike Portal. The main ramps are located about 164 ft. (50 m) from the vein, depending on the dip of the ore. Cross-cuts to the ramp are centrally positioned on the vein and usually have an ore pass and a waste/backfill pass.

        In March 2009, construction of an 81 mile (130 km) 132 kV electric transmission line was completed to connect the San José mine processing facility to the national power grid.

        The San José processing plant is composed of conventional crushing, grinding and flotation circuits. Approximately one-half of the silver-gold flotation concentrate is processed in an intensive cyanide leaching circuit with the dissolved gold and silver recovered by electrowinning of a clarified solution followed by smelting to produce doré. The balance of the flotation concentrate is filtered and shipped to a smelter. Flotation and leached tailings are stored in side-by-side engineered, zero discharge facilities. A Merrill Crowe circuit recovers small amounts of gold and silver from the electrowinning discharge solution. In 2012, modifications were undertaken to modify the crushing circuit, in order to increase the mill throughput capacity by 10%, from a nominal 1,500 tonnes per day to 1,650 tonnes per day. The modifications were completed in 2013. In 2013, the capacity of the flotation tailing dam was also increased, and the construction of a new tailing dam was started.

Exploration Activities

        Exploration by Minera Andes on the San José property from 1997 to 2001 was concentrated over the northern part of the property and consisted of geological mapping, sampling, trenching, geophysics, alteration and metallurgical studies and reverse circulation ("RC") and diamond drilling. In 2001, an extensive exploration program was undertaken which included detailed topographic surveying of the property, induced polarization ("IP") geophysics and drilling. Exploration during 2003-2004 consisted of underground exploration/development, environmental and metallurgical studies and the construction and commissioning of a pilot plant at the Huevos Verdes Vein. Surveying of the topography, planned access and infrastructure in the Huevos Verdes and Frea areas was carried out during 2005 to 2007. From 2007 to 2008, a total of 193 diamond drill holes totaling 155,108 ft. (47,277 m) and focused on regional prospects as well as strike extensions of known veins with most of the drilling concentrated on the Ayelén, Frea and Odin veins. From 2009 to 2013, a total of approximately 844,100 ft. (257,290 m) of diamond core drilling was completed. This includes approximately 57,600 ft (17,562 m) completed in 2013, of which approximately 23,100 ft. (7,033 m) was for infill and 34,500 ft.

(10,529 m) was for prospecting. The goal of the exploration program is to replace depleted reserves and to discover new mineralized veins.

Reserves

        The following is the reserve information calculated by Hochschild for the San José mine as at December 31, 2012 and therefore does not account for 2013 production or reserves delineated during 2012. The 2012 information is the most recent available to us. We expect that Hochschild will report updated reserves as at December 31, 2013 during the first quarter of 2014.

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

Reserve Category	Tonnes (in thousands)	Silver (grams/tonne)	Silver ounces (in millions)	Gold (grams/tonne)	Gold ounces (in thousands)
Proven	830	470	12.5	6.73	179.6
Probable	942	471	14.3	6.19	187.5
Proven & Probable	1,772	470	26.8	6.44	367.1

El Gallo Complex, Mexico (100%)

        For detailed information on the El Gallo 1 mine production statistics and financial results, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview and History

        The Company owns a group of properties in Sinaloa State, Mexico called the El Gallo Complex, which includes the El Gallo 1 mine and the El Gallo 2 project. The El Gallo Complex consists of approximately 697 sq. miles (1,807 sq. km) of mineral or mining concessions held through ownership of Pangea Resources Inc., which in turn holds 100% ownership of Compañia Minera Pangea S.A. de C.V. ("Minera Pangea"). Concession titles are granted under Mexican mining law and are issued by the Secretaria de Economía, Coordinación General de Minera, Dirección General de Minas. McEwen Mining acquired El Gallo and the surrounding mineral concessions when it completed its takeover of Nevada Pacific Gold Ltd. ("Nevada Pacific") in 2007.

        El Gallo 1 refers to the mine formerly known as the Magistral mine. The El Gallo 1 mine produced approximately 70,000 ounces of gold from 2002 to 2005 while owned by predecessor companies. Operations at El Gallo 1 were shut down in July 2005 due to higher than anticipated operating costs, a lack of working capital, and poor gold recoveries. In October 2006, while still owned by Nevada Pacific, the El Gallo 1 mine was placed on care and maintenance with the operating permit remaining in place. Several years after our purchase of the mine as part of our 2007 acquisition of Nevada Pacific, we resumed production, with the first gold pour taking place in September 2012 and production commencing January 1, 2013. Since production has restarted, El Gallo 1 has produced a total of 37,596 ounces of gold and 25,127 ounces of silver. El Gallo 1 capacity is currently being expanded from 3,000 to 4,500 tonnes per day.

        El Gallo 2 refers to the project which, should the Company proceed with its development and construction, would process mineralization from the El Gallo and Palmarito deposits. The El Gallo deposit is a new discovery made by our geological team in November 2008. Although there is a long history of mining in the area, based on field observations, only a minimal amount of artisanal mining appears to have taken place at the El Gallo deposit. There is no recorded history of prior exploration having occurred at the El Gallo deposit. The Palmarito silver deposit is a historic silver producing area that has an estimated historical production of 15,300,000 million ounces of silver and 49,250 ounces of gold from open pit and underground workings before mining ceased in 1950. Palmarito is considered to be one of the major historical producers of silver in Sinaloa State.

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

        On December 6, 2001, our predecessor received an MIA for El Gallo 1. The MIA was prepared by the environmental consulting firm, Soluciones de Ingeniería y Calidad Ambiental, S. A. de C. V. (SICA). The Environmental Mining Permit has 69 conditions that we must follow. Examples of these conditions include groundwater quality monitoring at four points, recycling of used oil and the development of an Accident Prevention Plan, among others. The current operating permit expires in June 2022. Minera Pangea holds permits for explosive purchase and use at El Gallo 1. This permit is renewed on an annual basis. A quarterly permit is also issued by the local Sinaloa military authority for the buying and transporting of explosives. In addition, the President of the local municipality must approve the use of explosives at the site. We are currently preparing a separate application for a new explosive permit for El Gallo 2.

        We also received approval from Mexico's Federal Electricity Commission for our designs to connect El Gallo 2 to the national electrical grid. All required permits for construction and operation of El Gallo 2, including environmental permits such as the MIA, ETJ and the RA, have been received. Two additional permits—one for the mining of the Palmarito deposit in 2016, and one for the right-of-way for electrical power to connect to the plan—will be submitted in early 2014. These permits will not prevent construction from proceeding. We also began procurement of long-lead time equipment such as the ball mill and filter presses for dry stack tailings.

        A feasibility study ("FS") was completed on the El Gallo 2 project in September 2012. The FS was completed by various consultants including M3 Engineering & Technology Corporation, Independent Mining Consultants, Pincock, Allen & Holt, and SRK Consulting (USA) Inc. The FS included a NI 43-101 compliant resource estimate of 24 million tonnes of mineralized material with a weighted average grade of 68.9 gpt silver and 0.1 gpt gold, including measured and indicated resources only. Initial capital expenditures for the project were estimated at $180 million. The complete FS technical report was filed on SEDAR on September 28, 2012. We also filed an updated NI 43-101 compliant resource estimate for the El Gallo Complex on August 29, 2013, with an effective date of June 30, 2013. Both reports are available on SEDAR under the Company's profile, and are subject to the assumptions and conditions set forth therein.

        A final decision to proceed with the construction of El Gallo 2 has not been made. Any decision to proceed would be based on silver prices and securing financing on terms that are more favorable than those that were available to us at the time of filing this report.

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

        The following map depicts the location of the El Gallo Complex:

Geology and Mineralization

        Gold mineralization in the El Gallo 1 mine area occurs in six deposits along two distinct structural trends, northwest and northeast. A northwest trending structural zone hosts the Samaniego and San Rafael deposits. San Dimas also is hosted by a north-west-striking structure. The second structural trend is northeast-striking and includes the Sagrado Corazón, Lupita and Central deposits. Along these structural trends the mineralization is located within numerous sub-structures that may be parallel, oblique or even perpendicular to the principal trends. The third structural trend is north-south and includes the San Dimas deposit. Mineralization among the various deposits of the El Gallo 1 area is generally similar, with the individual structural zones consisting of quartz stockwork, breccia, and local quartz vein mineralization occurring within propylitically altered andesitic volcanic rocks. The

Samaniego, San Rafael, Lupita, Sagrado Corazon and Central deposits are characterized by gold accompanied by iron oxide and variable copper; the San Dimas deposit is polymetallic containing gold, silver, copper lead and zinc.

        Silver mineralization at El Gallo 2 is hosted in siliceous breccia zones and quartz stockwork zones within the dominantly andesitic rock package. These zones often occur at lithologic contacts, particularly contacts of Tertiary porphyry intrusions. Multi-lithologic breccias zones are often adjacent to these contacts and these breccias are locally mineralized. Mineral zones commonly have gently-dipping tabular geometry. Often, these zones reflect control by sill contacts of the Tertiary intrusives.

        Silver mineralization at Palmarito occurs along or near the contact of andesitic-dacitic volcanic country rocks and a Tertiary rhyolite intrusive forming a horseshoe-shaped zone which wraps around the margin of the intrusive. The strongest mineralization in the main Palmarito orebody occurs along a northeast-trending zone which appears to represent the intersection of two contact structures. Generally, mineralization occurs in a breccia zone and is associated with strong silicification in the form of siliceous breccia, stockwork veining and silica flooding.

Facilities and Infrastructure

        The El Gallo Complex has well-developed infrastructure and access to a local work force that is familiar with mining operations. At the El Gallo 1 mine, significant infrastructure is present. There is a truck shop that consists of a large steel-frame building with an overhead crane and four bays for servicing heavy mobile equipment. There is also a warehouse, two core logging facilities, heap leach pad, process ponds, laboratory, three stage crushing plant and an ADR process plant with a capacity of 3,000 tonnes per day. The laboratory is equipped to process all assays (core, chips, soil) and incorporates fire assaying and atomic absorption equipment. The mill capacity El Gallo 1 is currently being expanded from 3,000 to 4,500 tonnes per day. The expansion is scheduled to be completed in April 2014 and cost a total of $3.0 million. Commissioning is expected to commence during the second quarter of 2014, with the expansion fully operational during the second half of 2014.

        The El Gallo 1 mine's infrastructure was upgraded and constructed during 2011 and 2012 with a cost of $13.5 million. The construction was completed during the third quarter of 2012 and we had our first gold bar poured in September 2012. In order to reduce capital expenditures, we are engaging contractors to perform the mining and blasting functions.

        Primary water supply for El Gallo 1 comes from two currently operating water wells located 0.9 miles (1.5 km) from the process facility. Wells are powered by a generator that pumps water into a raw water pond, and it is then used for operations. El Gallo 1 average water demand is 5.5 liters/second. Combining Sinaloa's annual precipitation 32 inches (~830 mm) with the site's current water well production capacity, we believe that we have sufficient supply for El Gallo 1 production.

        Primary water supply for El Gallo 2 is expected to come from three locally drilled water wells. Each well is located within 1.2 miles (2 km) of the proposed El Gallo process facility. Wells are anticipated to be powered by electricity and to pump water into a raw water storage tank for usage. El Gallo 2 average water demand is estimated to be 17 liters/second. We have received a water aquifer study from Investigación y Desarrollo de Acuiferos y Ambiente ("IDEAS") estimating that it will have sufficient water supply for El Gallo 2 production.

Exploration Activities

        Modern exploration activities at the El Gallo 1 mine property started in early 1995, initially for Mogul Mining NL and subsequently for Santa Cruz Gold Inc ("Santa Cruz Gold"). From mid-1995 to early 1997, extensive drilling was conducted by Minera Pangea/Santa Cruz Gold on the San Rafael and Samaniego Hill deposit areas, as well as locally extensive drilling on the Sagrado Corazón-Central-

Lupita deposit area. In 1998, Santa Cruz conducted a limited amount of additional drilling for metallurgical samples, reverse circulation grade verification, in-fill purposes, and condemnation of potential surface facility locations. In 1999, after a merger with Santa Cruz Gold, Queenstake Resources Ltd. ("Queenstake") conducted a limited drilling program to step-out/in-fill drill in the Samaniego Hill deposit and to obtain pit-slope geotechnical samples from both the San Rafael and Samaniego Hill deposits. Queenstake conducted a drilling campaign from late 2001 to early 2002 in the La Prieta Zone of the Samaniego Hill deposit to delineate extensions of the high grade La Prieta zone along strike and down dip. Between 2004 and 2005, Nevada Pacific Gold Ltd. conducted further drilling on the Samaniego Hill and Lupita areas and determined that the mineralized intercepts expanded the Lupita envelope at depth to the southeast. Between 2008 and 2013, McEwen Mining also conducted drilling in the Samaniego Hill, San Rafael, Sagrado Corazon, Lupita and Central areas and determined that mineralized intercepts within those holes show continued down dip extension and lateral extension of the Lupita and Sagrado Corazon deposits, in particular. We continue to drill at El Gallo 1 with the objective of extending the mine life. Between 2011 and 2013, we drilled a total of approximately 128,900 feet (39,300 meters) of core drilling at El Gallo 1.

        We initiated exploration in the El Gallo area in January 2008. The first evidence of additional mineralization at El Gallo occurred in the summer of 2008 when rock samples from surface outcropping returned encouraging silver values. McEwen Mining has been the sole operator of the El Gallo project since drilling began in January 2009. By December 2013, a total of 350,843 feet (106,937 meters) of core drilling had been completed. Drilling was conducted throughout the El Gallo project area and included condemnation drilling done for planned mine facilities and infrastructure peripheral to the mineralized material.

        We have also recently focused our drilling efforts within other areas of the El Gallo Complex, which include CSX, Mina Grande and Twin Domes, in order to expand mineralization for potential El Gallo 1 and 2 production.

No Proven or Probable Reserves

        We have not yet demonstrated the existence of proven or probable reserves at the El Gallo Complex as defined by SEC Guide 7.

Royalties

        Coeur Mining Inc. a NYSE and TSX listed company, holds a sliding scale net smelter return ("NSR") on gold or gold equivalent recovered from the El Gallo 1 mine and the El Gallo mineralized material area. The royalty is calculated at a rate of 1% of NSR on the initial 30,000 ounces of gold equivalent production, at a rate of 3.5% of NSR on the next 350,000 ounces of gold equivalent production, and thereafter, at a rate of 1% of NSR on gold recovered from the areas, in perpetuity. Cumulatively, on a life-of-mine basis through to December 31, 2013, approximately 110,000 gold and gold equivalent ounces have been produced from mineralized material within the scope of the NSR agreement. The NSR was previously held by Gold Royalty Corp., a private Canadian Corporation, which was acquired by Coeur Mining Inc. in December 2013.

        For Palmarito, a 2 percent NSR royalty exists on certain mineral claims around the area that were optioned from a third party. The NSR affects strike extensions and down-dip portions of the in-situ mineralized material and the majority of historic tailings.

Exploration Properties

Gold Bar Project, Nevada (100%)

Overview and History

        The Gold Bar Project is a proposed mine project consisting of a conventional open pit mine with an oxide gold heap leach recovery circuit. The project is located within the Battle Mountain-Eureka-Cortez gold trend in Eureka County, central Nevada. The property was previously mined from 1987 to 1994 by Atlas Precious Metals Inc. The Gold Bar project is currently in the permitting phase. The timeline to obtain permits is uncertain, but similar projects on public lands in Nevada have required between 18-36 months. The formal permitting process began in 2012.

        A pre-feasibility study ("PFS") was completed by SRK Consulting and filed on February 27, 2012 with an effective date of November 28, 2011. We have yet not demonstrated the existence of proven or probable reserves for the Gold Bar Project as defined by SEC Guide 7. The PFS included a NI 43-101 resource estimate of 19.5 million tonnes of mineralized material at a grade of 0.95 gpt gold. Based on the PFS, initial capital expenditures for the project are estimated at $53.1 million including an allocation of $7.2 million for contingencies. The full PFS technical report is available on SEDAR at www.sedar.com under the Company's profile, and is subject to the assumptions and conditions set forth therein.

Location and Access

        The Gold Bar Complex is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 miles (48 km) northwest of the town of Eureka, Nevada, primarily in Township 22 North; Range 50 East (N39°48'16.5"; W116°21'09.65").

        The project site is accessed by traveling 40 km west on US Highway 50 from Eureka, NV, the nearest town, or 72 km east on US Highway 50 from Austin, NV to the Three Bars Road. Travel is then 26 km north on the Three Bars Road, a gravel, all weather road maintained by Eureka County. The project area is approximately 15 miles (24 km) from the Three Bars Road, and is accessed through unimproved dirt roads that are not maintained by the county.

        The following map depicts the location of the Gold Bar Complex:

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

        Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation when it is adjacent to apparent feeder structures. Gold Pick-Gold Ridge is "Carlin-Type" sediment-hosted gold mineralization with typical associated alteration (decalcification, silicification) and trace elements (antimony, arsenic, mercury, and barium). Carlin-Type deposits are deposits that are restricted to a small part of the North American Cordillera in northern Nevada and northwest Utah.

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

Exploration Activities

        Since 2012, we have continued to advance the permitting process for construction and production. Since the formal permitting process began, we are unable to perform any drilling activities at the project.

No Proven or Probable Reserves

        We have not yet demonstrated the existence of proven or probable reserves at the Gold Bar Complex as defined by SEC Guide 7.

Los Azules Copper Project, Argentina (100%)

        The Los Azules copper project is a 100% owned advanced-stage porphyry copper exploration project located in the cordilleran region of San Juan Province, Argentina near the border with Chile. We acquired this property, along with other Argentina exploration properties, in connection with the acquisition of Minera Andes in January 2012. Located at approximately 31o 13'30" south latitude and 70o 13'50" west longitude, Los Azules is 4 miles (6 km) east of the Chilean-Argentine border. It is accessible by unimproved dirt roads except for seasonal closures in winter. The elevation at site ranges between 11,500 feet—14,750 feet (3,500 m—4,500 m) above sea level.

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

        Drilling programs have been undertaken at Los Azules between 1998 and 2013 by four different mineral exploration companies: Battle Mountain Gold (now Newmont Mining Inc.), Mount Isa Mines S.A. (now Xstrata Copper Plc.), Minera Andes and McEwen Mining. Drilling, including early reverse circulation programs, focused initially on gold exploration and subsequently on diamond drilling for porphyry style copper mineralization. Drilling conditions are difficult, especially in highly faulted zones and in areas of unconsolidated surface scree or talus. Due to snow conditions on two mountain passes on the access road to the site, seasonal exploration typically commences in December and extends into late April or early May.

        From 1998 to the end of 2013, a total of 195,210 feet (59,500 meters) were drilled on the property. During the 2012-2013 season, which ran from October 2012 to March 2013, a total of 52,000 ft. (15,843 m) was drilled at Los Azules. Drilling was focused on expanding the resource both laterally and to depth, with the drill results being incorporated into an updated NI 43-101 mineral resource estimate which we released in May 2013, estimating a mineralized material base of 0.4 billion tonnes of mineralized material with a weighted average grade of 0.63 percent copper, including indicated resources only.

        In November 2013, we filed a NI 43-101 Preliminary Economic Assessment ("PEA") prepared by Samuel Engineering Inc. The PEA was expanded to include the updated mineralized material estimate, new metallurgical processes and an increased production profile. The updated PEA contemplates the construction of a mine and process plant operating over a 35-year mine life at a throughput of 120,000 tonnes per day. The proposed mine is projected to produce copper cathode via a pressure oxidative leach process, in addition to heap leaching the lower grade mineralized material. The advantages of being able to produce copper cathode rather than copper concentrate would be to eliminate the capital intensive concentrate pipeline through Chile, reduce the applicable export tax from 10% on concentrate to 5% on cathode, and remove the treatment and refining charges from the smelting process. The complete technical report was filed on November 7, 2013. It is available on SEDAR under the Company's profile, and is subject to the assumptions and conditions set forth therein.

Other Argentina Exploration Properties

        In addition to the San José mine and the Los Azules copper project, the Company also owns a 100% interest in numerous exploration properties totaling 434 sq. miles (1,125 sq. km), located in the Province of Santa Cruz and San Juan where generally limited exploration has been performed. We do not presently consider these properties significant to our exploration program or our operations.

        In October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which we agreed to contribute to MSC the mining rights to a certain number of our Santa Cruz exploration properties. The properties transferred, totaling approximately 48,900 hectares, included amongst others the Telken, Piramides, Tobias, and Este tenements, and are in close proximity to or abutting the properties comprising the San José mine. Hochschild also contributed to MSC certain of its mineral properties located in the same region, totaling approximately 82,700 hectares. The agreement also contains a 2% net smelter return royalty payable to the Company or Hochschild based on any of MSC's production from the respective mineral properties contributed by each party.

Registration of title changes with the Argentine government are currently underway and are expected to be finalized in the second quarter of 2014.

        The following maps illustrate the location of the respective Santa Cruz exploration properties contributed by the Company and Hochschild pursuant to the vend-in agreement, and the combined properties after completion of the vend-in agreement:

Before	After

        The following map depicts the location of our exploration properties in the Province of Santa Cruz (after the transfer of the properties that were part of the vend-in agreement discussed above):

        In September 2013, the Company received the required drill permits for the Octubre project, one of its 100% owned properties in Santa Cruz. The Octubre project is located approximately 43 miles (70 km) southwest from Yamana Gold Inc.'s Cerro Morro project. Drilling on the project commenced in November. A total of 5,600 ft. (1,700 meters) were drilled over 29 holes using reverse circulation drilling. All of the holes were shallow—approximately 140 ft. to 650 ft. (44 m to 200 m) in length—and were completed as a follow up of strong channel sample results from the prior exploration season. The remainder of our exploration activities during 2013 were focused on the Telken project. During the first quarter of 2013, a total of approximately 3,300 ft. (1,014 meters) of reverse circulation drilling was completed on the Telken project for a total of 8,400 ft. (2,564 meters) drilled during the 2012-2013 exploration season. The mineral concessions that make up the Telken project were then included in the above noted vend-in agreement with Hochschild.

Nevada Exploration Properties

        The following table summarizes the Nevada land position of our Company as of December 31, 2013:

Nevada Property	Number of Claims	Number of Square Miles
Gold Bar Complex	3,302	100
Tonkin Complex	2,667	81
Limo Complex	1,100	35
Battle Mountain Complex	716	21
Other United Stated Properties	1,141	38

Total Nevada Properties	8,926	275

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

        The following map illustrates the general location of the trends and our properties in Nevada:

Tonkin Complex

        The Tonkin Complex represents our largest holding in the State of Nevada at approximately 80 sq. miles (210 sq. km). The Tonkin Project is a gold mining property located within the Battle Mountain-Eureka Trend in Eureka County, Nevada. From 1985 through 1989, Tonkin produced approximately 30,000 ounces gold utilizing an oxide heap leach and a separate ball mill involving bioxidation to treat the problematic sulphide ore. Due to cost escalation and recovery issues associated with the refractory and preg-robbing carbonaceous mineralogy, the operation was shut down.

        We are currently performing additional metallurgical test work to further evaluate conventional flotation and bioxidation possibilities at Tonkin. If a viable solution is found to extract the gold economically, we expect to proceed with a preliminary economic assessment.

ITEM 3.    LEGAL PROCEEDINGS

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

        The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by the NYSE and TSX from January 1, 2012 to December 31, 2013.

	NYSE		TSX (C$)
	High	Low	High	Low
Year ended December 31, 2013
First Quarter	$3.96	$2.28	$3.92	$2.34
Second Quarter	2.82	1.67	2.87	1.75
Third Quarter	2.89	1.65	3.03	1.76
Fourth Quarter	2.51	1.73	2.57	1.82
Year ended December 31, 2012
First Quarter	$6.17	$3.45	$6.17	$3.50
Second Quarter	4.66	1.96	4.64	2.02
Third Quarter	4.87	2.63	4.75	2.71
Fourth Quarter	4.94	3.30	4.92	3.30

        As of March 3, 2014, there were outstanding 265,176,527 shares of our common stock, which were held by approximately 5,655 stockholders of record. As of March 3, 2014, there were outstanding 31,982,832 exchangeable shares, which were held by approximately 66 holders of record. The exchangeable shares are exchangeable at the option of the holders into our common stock on a one-for-one basis.

Transfer Agent

        Computershare Investor Services Inc. is the transfer agent for our common stock. The principal office of Computershare is 350 Indiana Street, Suite 800, Golden, Colorado 80401 and their telephone number is (303) 262-0600. The transfer agent in Canada and transfer agent for exchangeable shares is Computershare Investor Services at 100 University Ave., 9th Floor, Toronto ON, M5J 2Y1 and their telephone number is 1-800-564-6253.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Set out below is information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,840,800	$2.96	4,398,304
Equity compensation plans not approved by security holders(1)	287,693	C$5.14	—
Equity compensation plans not approved by security holders(2)	499,650	C$2.17	—

TOTAL	5,628,143		4,398,304

(1)
In connection with certain acquisitions completed in 2007, we assumed stock options covering 812,918 shares of our common stock. Following certain exercises and expirations of 525,225 options during 2007, 2012 and 2013, a total of 287,693 options remain exercisable at December 31, 2013.

(2)
In connection with the acquisition of Minera Andes in 2012, we assumed stock options covering 1,735,650 shares of our common stock. Following certain exercises and expirations/cancellations of 1,236,000 options during 2012 and 2013, a total of 499,650 options remain exercisable at December 31, 2013.

        The options that we assumed in connection with the 2007 acquisitions were not approved by our security holders. These options are exercisable at prices ranging from C$4.30 to C$6.70 and expire on dates between 2014 and 2017. The options that we assumed in connection with the acquisition of Minera Andes in 2012 were not approved by our security holders either. These options are exercisable at prices ranging from C$1.46 to C$3.02 and expire on dates between 2014 and 2015. The weighted average exercise price of these options reflects the original exercise price of the options, modified to reflect the exchange ratios associated with the acquisitions. We are not authorized to issue any additional options under any of these plans.

        On January 19, 2012, shareholders approved an amendment to our Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 9,000,000 to 13,500,000 shares. The number of securities shown in the table above as remaining available for future issuance is net of securities previously issued and exercised.

Performance Graph

        The following graph compares our cumulative total shareholder return for the five years ended December 31, 2013 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2008 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
(Assumes $100 initial investment on December 31, 2008)

	December 31,
	2008	2009	2010	2011	2012	2013
McEwen Mining (MUX)	$100	$272	$885	$369	$440	$225
NYSE Arca Gold Bugs Index	100	142	190	165	147	65
NYSE Composite Index	100	125	138	130	147	181

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Operating data
Revenue	$45,982	$5,966	$—	$—	$—
(Loss) income on investment in Minera Santa Cruz S.A.	846	20,835	—	—	—
Operating loss(1)	(200,397)	(91,405)	(60,185)	(35,783)	(35,759)
Other (expenses) income	(710)	(2,493)	(1,867)	694	1,685
Net loss(1)	(147,742)	(66,654)	(61,872)	(33,091)	(27,698)
Basic and diluted loss per share(2)	$(0.50)	$(0.26)	$(0.42)	$(0.25)	$(0.23)
Weighted average number of shares(2)	297,041	261,233	147,692	132,633	122,870

	As at December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance sheet data
Cash and cash equivalents	$24,321	$70,921	$13,416	$6,818	$27,690
Short-term investments	—	—	3,933	—	12,946
Marketable equity securities	2	3	1,480	4,576	11
Gold and silver bullion	—	1,690	22,810	4,569	2,760
IVA taxes receivable	11,591	9,150	2,983	769	378
Inventories	8,800	7,262	139	164	169
Property and equipment, net	15,143	12,767	11,772	4,391	2,888
Mineral property interests	642,968	767,067	245,454	235,153	239,858
Investment in Minera Santa Cruz S.A.	212,947	273,948	—	—	—
Other assets	7,294	8,129	8,368	5,185	5,279

Total assets	$923,066	$1,150,937	$310,355	$261,625	$291,979

Current liabilities	$11,189	$25,195	$6,124	$3,680	$1,849
Deferred income tax liability	158,855	229,522	78,786	78,573	80,572
Other long-term liabilities	6,255	6,629	6,141	6,092	6,332
Shareholders' equity	746,767	889,591	219,304	173,280	203,226

Total liabilities and shareholders' equity	$923,066	$1,150,937	$310,355	$261,625	$291,979

(1)
Includes a non-cash expense of $62,963, $18,468, $5,878, and $16,580 relating to the write-downs of mineral property interests, and property and equipment in 2013, 2012, 2010, and 2009, respectively. Also includes a non-cash expense of $95,878 relating to the write-down of our investment in Minera Santa Cruz S.A. in 2013.

(2)
Includes a retroactive adjustment on the weighted average number of shares outstanding for 2011, 2010, and 2009 as a result of a rights offering in 2012, as the rights offering was offered to all existing shareholders and was considered to contain a bonus element.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion summarizes what management believes is relevant to our results of operations for three fiscal years ended December 31, 2013 and our financial condition at December 31, 2013 and 2012, with a particular emphasis on the year ended December 31, 2013. With regard to properties or projects that are not in production, we provide some details of our plan of operation. The discussion also presents certain financial performance measures that are not in accordance with generally accepted accounting principles in the United States of America ("Non-GAAP financial performance measures"), such as total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management's decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures, please see the discussion under "Non-GAAP Financial Performance Measures" below, beginning on page 66.

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

Selected Financial and Operating Results

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012	2011
	(in thousands, unless otherwise indicated)
Gold and silver sales	$10,247	$5,510	$45,982	$5,966	$—
Income on investment in Minera Santa Cruz S.A., net of amortization	$594	$5,867	$846	$20,835	$—
Net income (loss)	$(11,343)	$(26,285)	$(147,742)	$(66,654)	$(61,872)
Net income (loss) per common share—basic and diluted	$(0.04)	$(0.10)	$(0.50)	$(0.26)	$(0.42)
Consolidated gold ounces (thousands of ounces)(1)
Produced	21	18	79	49	—
Sold	20	14	79	45	—
Consolidated silver ounces (thousands of ounces)(1)
Produced	857	761	3,135	2,921	—
Sold	859	761	3,099	2,890	—
Consolidated gold equivalent ounces (thousands of ounces)(1)(2)
Produced	37	32	139	105	—
Sold	37	29	139	100	—
Consolidated average realized price(1)(3) ($/ounce)
Gold	$1,220	$1,653	$1,328	$1,665	$—
Silver	$19.45	$28.08	$21.28	$30.65	$—
Consolidated costs per gold equivalent ounce ($/ounce):
Total cash costs(1)(3)(4)	$751	$852	$776	$811	$—
All-in sustaining costs(1)(3)(5)	$1,102	$1,380	$1,178	$1,371	$—
All-in costs(1)(3)(5)	$1,215	$2,404	$1,412	$2,238	$—

(1)
Includes production attributable to us from our 49% owned San José mine.
(2)
Gold equivalent ounces calculated using an average silver to gold ratio of 52:1 for 2013 and prior. For 2014, the consolidated guidance of 135,000 to 140,000 gold equivalent ounces, which includes the production attributable to us from our 49% owned San José mine, is based on a silver to gold ratio of 60:1.
(3)
Total cash costs, all-in sustaining costs, all-in costs, and average realized prices are Non-GAAP financial performance measures with no standardized definition under generally accepted accounting principles in the United States of America ("U.S. GAAP"). See "Non-GAAP Financial Performance Measures" beginning on page 66 for additional information, including definitions of these terms.
(4)
In the second quarter of 2013, the Company revised its allocation of general and administrative expenses to total cash costs to conform to the Gold Institute Production Cost standard. Prior period figures have been adjusted to conform to the current methodology.
(5)
In the second quarter of 2013, the Company adopted the new guidance on all-in sustaining and all-in costs published by the World Gold Council on June 27, 2013. Prior period figures have been adjusted to conform to the current methodology.

Operating and Financial Highlights

  •
  Gold equivalent production in the year ended December 31, 2013 totaled 139,455 ounces, which includes 108,326 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina and 31,129 gold equivalent ounces from El Gallo 1 in Mexico, in the mine's first full year of production.

  •
  For 2013, total cash costs, all-in sustaining costs and all-in costs for all of our operations on a consolidated basis totaled $776, $1,178 and $1,412 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine in Argentina totaled $785 and $1,058 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $749 and $1,164 per gold equivalent ounce, respectively.

  •
  Gold equivalent ounces sold during 2013 totaled 138,730 ounces, which includes 105,588 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina and 33,142 gold equivalent ounces from El Gallo 1 in Mexico.

  •
  Average realized price for all of our operations on a consolidated basis for 2013 was $1,328 and $21.28 per ounce of gold and silver sold, respectively.

  •
  For the year ended December 31, 2013, we recorded a consolidated net loss of $147.7 million, or $0.50 per share. The increase in net loss compared to the year 2012 was due to an impairment of our investment in MSC of $95.9 million, and an impairment of certain mineral properties in Nevada and Argentina of $63.0 million. Our These were partly offset by our increased gold and silver sales from El Gallo 1 in the mine's first full year of production, reduced exploration expenses, and a recovery of income taxes due to the devaluation of the Argentine peso relative to the U.S. dollar. We also recorded a net income of $0.8 million on our investment in MSC.

  •
  We ended the quarter with $25.6 million in cash and precious metals and no debt.

  •
  The Company expects consolidated production for 2014 to be in line with 2013 consolidated production, with a forecast of 135,000 to 140,000 gold equivalent ounces (approximately 81,000 gold ounces and 3,225,000 silver ounces, based on a silver to gold ratio of 60:1 for 2014).

Development and Exploration Activities

El Gallo Complex, Mexico

El Gallo 1

        During 2013, we commenced work on the expansion of the mill at El Gallo 1 in order to increase capacity from a nominal 3,000 tonnes per day to 4,500 tonnes per day. The expansion is currently ahead of schedule with completion expected in April 2014. Commissioning is expected to commence during the second quarter of 2014, with the expansion fully operational during the second half of 2014. Key advancements in the year focused on the heap leach pad construction, crushing and processing plant upgrades and requisitions of long lead capital items, as these areas are critical for increased production at El Gallo 1. For the year ended December 31, 2013, we spent $1.4 million on the expansion, and estimate remaining costs to be incurred in 2014 to be $1.6 million, for a total cost of $3.0 million.

        Remaining equipment upgrades and development activities are summarized below:

  •
  Installing a new series of pumps, generators and carbon columns.

  •
  Upgrading the electro-winning cells at the ADR (adsorption-desorption-recovery) process plant.

  •
  Expanding the heap leach pad to accommodate the increased throughput and subsequent ore delivery rate.

El Gallo 2

        During 2013, we continued to work on permitting requirements for our El Gallo 2 project. We have now received all required permits for construction and operation of the project. The final permit, from the Secretariat of Environment and Natural Resources for the State of Sinaloa for the Land Use Change, was received in January 2014.

        The following table summarizes the status of our key environmental permits for El Gallo 2 as the time of filing this report:

El Gallo 2: Permitting Schedule and Update

Key Environmental Permits
Permit	Purpose	Agency	Status
Environmental Impact Statement (MIA)	Construction/Operation	SEMARNAT	Approved
Land Use Change (ETJ)	Construction/Operation	SEMARNAT	Approved
Risk Analysis (RA)	Construction/Operation	SEMARNAT	Approved
Municipal Construction Permit	Construction	Municipality	Approved
Explosives & Storage Permit	Construction/Operation	SEDENA	Approved
Archeological Release	Construction	INAH	Approved
Water Use Permit	Construction/Operation	CONAGUA	Approved

        Two additional permits associated with El Gallo 2 will be submitted in Q1 2014. These permits will not prevent construction from proceeding. One of these permits is to allow for the mining of a satellite deposit, Palmarito, in 2016. The second permit is for a right-of-way for electrical power to connect to the process plant. Construction of the mine could begin with power provided by generators with the option of later connecting to the electrical grid.

        In 2013, we made advances of $3.9 million for the ball mill and filter presses, and expect to disburse an additional $2.4 million for the mill in the second and third quarters of 2014. For the year ended December 31, 2013, we spent $0.8 million on mine development costs. We also advanced $1.5 million for the Land Use Change permit in January 2014.

        Based on recently completed cost savings studies, we believe that approximately $20 million in capital costs can be reduced from previous estimates with minimal impact on production by: 1) reducing the number of leach tanks; 2) building a smaller process plant / refinery; 3) using modular crushers; and, 4) reducing the number of transformers. With these projected savings and taking into account the funds spent to date, approximately $150 million would be required in order to complete the mine.

        A final decision to proceed with the construction of El Gallo 2 has not been made. Any decision to proceed would be based on silver prices and securing financing on terms that are more favorable than those that were available to us at the time of filing this report. In order to prepare for a possible construction decision later this year, we have been evaluating possible debt financing alternatives and advancing the ball mill, which is the longest lead time item associated with the mine. The ball mill is 60% complete and expected to be delivered in the fourth quarter of 2014.

Exploration

        In 2013, approximately 89,700 ft. (27,334 m) of drilling was completed at the El Gallo Complex. Drilling at the El Gallo Complex in 2013 was primarily focused on a new area discovered in April 2013 called "Central", which is situated between two known deposits, Lupita and Sagrado Corazon, located at El Gallo 1. The key objectives of recent drilling have been three fold: 1) extend the mineralized zone to depth; 2) increase the strike length; and, 3) infill areas between the historic near-surface drilling and our recent discovery holes. Drilling was successful in each objective and expanded the Central area in several directions. Drilling was also completed on the CSX Zone, located 2 km from El Gallo 2 and 7 km from the El Gallo 1 mine, as well as on the recently discovered Twin Domes area. Initial test results show that the gold mineralization at Twin Domes is potentially amenable to heap leaching, which would allow it to be processed at El Gallo 1.

        Currently, one core drill is operating at the El Gallo 1 mine. Drilling is focused on establishing an initial resource for the new Twin Domes discovery and testing exploration targets at the mine. In addition, several geotechnical drilling programs are ongoing relating to the El Gallo 1 heap leach pad expansion, pit design for Central and El Gallo 2 plant site civil development.

        During the year, we released an updated NI 43-101 resource estimate for the El Gallo Complex. The complete report was filed on August 29, 2013 on SEDAR under the Company's profile and is subject to the assumptions and conditions set forth therein.

        For 2014, we have budgeted $4.8 million in total exploration costs at El Gallo, which includes drilling of approximately 49,200 ft. (15,000 m).

Los Azules Copper Project, Argentina

        During the 2012-2013 field season, which ran from October 2012 to March 2013, a total of 52,000 ft. (15,843 m) was drilled at the Los Azules copper project, of which 21,000 ft. (6,407 m) was drilled in the first quarter of 2013. Drilling was focused on expanding the resource both laterally and to depth, with the drill results being incorporated into an updated NI 43-101 mineral resource estimate which was released in May 2013. The updated resource estimate outlined 0.4 billion tonnes of mineralized material with a weighted average grade of 0.63 percent copper, including indicated resources only.

        This new resource estimate was included in an updated NI 43-101 Preliminary Economic Assessment ("PEA"), which we filed in November 2013. The PEA was expanded to include the increased mineralized material estimate, new metallurgical processes and an increased production profile. It contemplates the construction of a mine and process plant operating over a 35-year mine life at a throughput of 120,000 tonnes per day. The proposed mine would produce a copper cathode via a pressure oxidative leach process, in addition to heap leaching the lower grade mineralized material. The advantages of being able to produce a copper cathode rather than a copper concentrate would be to eliminate the capital intensive concentrate pipeline through Chile, reduce the applicable export tax from 10% on concentrate to 5% on cathode, and remove the treatment and refining charges from the smelting process. The complete technical report was filed on November 7, 2013. It is available on our website and on SEDAR under the Company's profile, and is subject to the assumptions and conditions set forth therein. The PEA is preliminary in nature, includes mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves, and there is no certainty that the PEA will be realized.

        In June 2013, we decided to suspend the previously announced evaluation of a potential Los Azules sale which had begun in January 2013.

        The 2013-2014 season started in December 2013, and we expect to complete baseline studies regarding flora, fauna, water quality and glaciers. We do not expect to complete significant exploration work during this 2013-2014 season. The 2014 budget for the Los Azules project is estimated to be $1.7 million.

Santa Cruz Exploration, Argentina

        During the second quarter of 2013, we recorded an impairment charge of $27.7 million relating to our exploration properties in the Province of Santa Cruz. The impairment was primarily due to an unexpected significant decline in gold and silver market prices, continued inflationary pressures and the new tax on mining reserves in the Province, discussed below, resulting in a depressed market for exploration properties in Argentina. We engaged a third party valuator to determine the fair value of these mineral property interests by using the observed market value per acre in the region. The carrying value of these properties exceeded their estimated fair value, resulting in an impairment charge of $27.7 million.

        In June 2013, the Province of Santa Cruz passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposes a new tax on mining reserves in the Province. The law came into effect on July 5, 2013. The tax will amount to 1% of the value of mine reserves reported in feasibility studies and financial statements inclusive of variations resulting from ongoing operations. Regulations require that the tax be calculated on "measured" reserves, and MSC has interpreted this to mean "proven" reserves. The Province has disputed this interpretation but has not provided further clarification on the definition of "measured" reserves, and the outcome is not clear at the time. MSC has filed a legal claim disputing the legality of the new tax and has paid the initial installment under protest.

        In October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which we agreed to contribute to MSC the mining rights of certain of our Santa Cruz exploration properties. The properties transferred, totaling approximately 48,900 hectares, include amongst others the Telken, Piramides, Tobias, and Este tenements, and are in close proximity to or abutting the properties comprising the San José mine. Hochschild also contributed to MSC certain of their mineral properties located in the same region, totaling approximately 82,700 hectares. We believe this agreement could create synergies through utilizing the operational and geological expertise of the San José mine's exploration team, along with passing on the tax deductibility of all exploration expenditures to the mine. The agreement also contains a 2% net smelter return royalty payable to the Company or Hochschild based on any of MSC's future production from the respective mineral properties contributed by each party. The carrying value of our properties of $53.2 million, as well as the related deferred tax liability of $17.3 million, was transferred to the Company's investment in MSC, with no gain or loss recognized upon transfer in the fourth quarter of 2013.

        At the Octubre project, a total of 5,600 ft. (1,700 meters) were drilled over 29 holes using reverse circulation drilling. The remainder of our exploration activities during 2013 was focused on the Telken project. During the first quarter of 2013, a total of approximately 3,300 ft. (1,014 meters) of reverse circulation drilling was completed on the Telken project for a total of 8,400 ft. (2,564 meters) drilled during the 2012-2013 exploration season. The mineral concessions that make up the Telken project were then included in the above noted vend-in agreement with Hochschild.

        We are continuing with our review of our 100% owned properties in the province of Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets. We have budgeted $0.5 million towards exploration in Santa Cruz for 2014. We do not expect to complete significant drilling in 2014.

Gold Bar Project, Nevada, U.S.

        Gold Bar is located primarily on public lands managed by the BLM. During 2013, we continued to advance the Gold Bar project by completing baseline studies in support of the BLM and State of Nevada permitting required for mine development and construction. We also completed one water well for future mining operations. We submitted our Plan of Operations permit application during the fourth quarter of 2013, and expect a Completeness Determination decision from the BLM in the first quarter of 2014. Once the Plan is accepted as complete, it will serve as the basis for the analysis pursuant to the National Environmental Policy Act.

Grass Valley Exploration, Nevada, U.S. (70% ownership)

        During 2013, additional geochemical sampling was completed at our Grass Valley exploration property with our partner Nevada Exploration Inc., using their water sampling technology. They believe that the water sampling technology can detect gold in very small amounts. We began drilling activities in the first quarter of 2014 and completed one deep hole. This hole did not contain any gold nor did it encounter the rock formation that is typically associated with large gold deposits in Nevada. Although we are still evaluating the results from this hole, we are not planning any additional exploration activities at the project.

Tonkin Project, Nevada, U.S.

        Metallurgical tests are currently underway to determine if there is an economic method to process the Tonkin mineralization. Recent test results indicated that approximately 50-55% of the gold might be processed into a concentrate. SGS is performing sub-microscopic test work in order to improve that percentage. Metallurgical tests are underway to determine whether there is an economically feasible method to process the mineralized material.

Other U.S. Properties, Nevada, U.S.

        During the fourth quarter of 2013, the Company performed an impairment test of its mineral property interests. The Company engaged a third party valuator to determine the fair value of all of its properties. The valuator used the market approach to estimate the fair value of the properties by using the observed market value per acre in the region. Based on this approach, it was determined that the carrying values of the mineral property interests in the Limo Complex and Other United States Properties exceeded their fair value and as a result the Company recorded an impairment charge of $28.9 million, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $10.1 million, for a net impairment of $18.8 million for the year ended December 31, 2013.

Results of Operations—MSC (on a 100% basis)

Overview

        The following discussion relates only to MSC and is disclosed on a 100% basis of which we indirectly own 49%. We account for our investment in MSC using the equity method. MSC, the entity which owns and operates the San José mine, is responsible for and has supplied to us all reported results and operational updates from the San José mine.

        The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the years ended

December 31, 2013 and 2012. Also included below are the production figures on a 49% attributable basis.

	2013	Q4 2013	Q3 2013	Q2 2013	Q1 2013	2012
San José Mine—100%
Tonnes mined (thousands)	550	159	139	144	108	548
Average grade (gpt):
Gold	6.70	7.31	6.90	6.33	6.03	5.40
Silver	462	469	472	459	441	422
Tonnes processed (thousands)	537	156	132	141	108	510
Average grade (gpt):
Gold	6.42	6.03	6.59	6.34	6.87	5.79
Silver	425	399	446	407	459	417
Average recovery (%):
Gold	89.2	87.6	91.9	89.3	88.1	90.4
Silver	86.7	87.0	89.5	85.5	84.4	86.6
Gold ounces (thousands):
Produced	99	27	26	26	21	86
Sold	95	25	25	32	13	84
Silver ounces (thousands):
Produced	6,357	1,741	1,689	1,575	1,351	5,953
Sold	6,278	1,742	1,656	1,991	889	5,897
Net sales (thousands)	$240,723	$58,692	$69,663	$68,555	$43,813	$310,384
Gross average realized price ($/oz)(1):
Gold	$1,284	$1,187	$1,407	$1,162	$1,536	$1,650
Silver	$21.26	$19.44	$23.20	$17.74	$28.97	$30.65
Total cash costs (thousands)(1)(2)	$169,091	$43,903	$40,860	$52,758	$31,570	$160,353
Total cash costs per ounce sold ($/oz)(1)(2):
Gold	$876	$832	$814	$878	$1,089	$835
Silver	$13.71	$13.15	$12.52	$12.40	$19.82	$15.28
Gold equivalent(4)	$785	$747	$723	$751	$1,055	$811
All-in sustaining costs (thousands)(1)(3)	$228,080	$59,593	$55,218	$68,327	$44,942	$236,574
All-in sustaining costs per ounce sold ($/oz)(1)(2):
Gold	$1,182	$1,129	$1,100	$1,137	$1,550	$1,231
Silver	$18.49	$17.84	$16.93	$16.06	$28.21	$22.54
Gold equivalent(4)	$1,058	$1,014	$976	$972	$1,502	$1,197
McEwen Mining—49% attributable share
Gold ounces produced (thousands):
Gold	48	13	13	13	10	42
Silver	3,115	853	828	772	662	2,917
Gold equivalent(4)	108	28	28	27	23	98

(1)
Total cash costs, all-in sustaining costs and average realized prices are Non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See "Non-GAAP Financial Performance Measures" beginning on page 66 for additional information, including definitions of these terms.
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
(4)
Gold equivalent ounces calculated using an average silver to gold ratio of 52:1 for 2013 and prior. For 2014, the guidance of 97,500 gold equivalent ounces attributable to us from our 49% owned San José mine, is based on silver to gold ratio of 60:1.

Production

        Production for the year ended December 31, 2013 increased by 10%, to 98,827 ounces of gold and 6,356,801 ounces of silver in 2013 from 85,768 ounces of gold and 5,952,534 ounces of silver in 2012. Production during 2013 increased compared to the same period in 2012 primarily due to higher average gold grade, which increased from 5.79 gpt in 2012 to 6.42 gpt in the same period in 2013 for gold, and from 417 gpt in 2012 to 425 gpt in the same period in 2013 for silver, as well as an increase in tonnes processed. Tonnes processed increased 5% year over year, from 509,851 tonnes in 2012 to 536,937 tonnes in 2013, reflecting the increase in throughput made possible by the modifications to the crushing circuits which were completed at the end of 2012. Although the modifications have increased mill throughput capacity by 10%, the increase in tonnes processed was only 5% as a result of the various labor stoppages experienced in 2013, most notably a ten-day stoppage at the mine in the first quarter of 2013 following a viral infection of a food transmitted illness. Local health authorities in Argentina confirmed that the illness was caused by factors external to MSC and its contractors.

Sales

        For the year ended December 31, 2013, net sales realized by MSC from the sale of gold and silver totaled $240.7 million compared to $310.4 million for the same period in 2012, a decrease of $69.7 million or 22%. Even though sales volumes were greater in the current year than in 2012, the benefit from higher ounces sold was more than offset by the decline in average realized prices. In 2013, MSC sold 94,758 ounces of gold and 6,277,837 ounces of silver, compared to 84,282 ounces of gold and 5,897,098 ounces of silver in the same period in 2012.

        The average gross sale price for gold sold in 2013 was $1,284 per ounce, a decrease of 22% compared to $1,650 per ounce received in 2012. In comparison, the average London P.M. fix price for gold decreased by 15%, to an average price $1,411 for 2013 from an average of $1,669 per ounce in 2012.

        The average gross sale price for silver sold in 2013 was $21.26 per ounce, a decrease of 33% compared to $30.65 per ounce received in 2012. In comparison, the average London P.M. fix price for silver decreased by 24%, to an average of $23.79 per ounce for 2013 from $31.15 per ounce in 2012.

        The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to negative adjustments of provisionally priced shipments of concentrates as a result of the downward trend of gold and silver prices during 2013. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All-In Sustaining Costs

        Total cash costs for the San José mine per gold equivalent ounce for the year ended December 31, 2013 were $785 per gold equivalent ounce sold, compared to $811 per gold equivalent ounce sold in 2012, and within the 2013 guidance of $725 - $825. On a co-product basis, total cash cost for year 2013 were $876 per ounce of gold and $13.71 per ounce of silver, compared to $835 per ounce of gold and $15.28 per ounce of silver in 2012. Although MSC implemented a cash flow optimization program in the second quarter of 2013, the benefit of these cost saving measures were only realized in the latter half of the year. There also continues to be significant high inflationary pressures in Argentina which have generally led to rising operating costs, although these have partly been offset by the devaluation of the Argentine peso relative to the U.S. dollar. Finally, MSC also experienced several production stoppages during the year, resulting in lower production while fixed costs continued to be incurred.

        All-in sustaining cash costs for the year ended December 31, 2013 were $1,058 per gold equivalent ounce, compared to $1,197 per gold equivalent ounce in 2012, and below the 2013 guidance of $1,150 - $1,275. On a co-product basis, all-in sustaining costs were $1,182 per ounce of gold and $18.49 per ounce of silver, compared to $1,231 per ounce of gold and $22.54 per ounce of silver in 2012. The decrease in all-in sustaining costs was due to significantly lower exploration and development activities in 2013.

        Co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all-in sustaining costs for each metal for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro-rated sales value. Approximately 48% of the value of the sales of MSC in 2013 was derived from gold and 52% was derived from silver. This compares to 43% and 57% for gold and silver, respectively, in 2012.

Exploration

        In 2013, the exploration program at San José focused on the geological mapping of the district area, identifying new structures, and surface mapping and sampling over Colorado Grande, Juanita, Saavedra and Tres Colores areas. A total of approximately 34,500 ft. (10,529 m) of drilling was completed during the year. In addition, new structures were identified in the Juanita vein system located at the south of the property. Drilling was conducted on the Huevos Verdes, Emilia and Juanita veins.

2014 Guidance

        We expect 2014 production at MSC, on a 100% basis, to be approximately 6.5 million ounces of silver and 90,000 ounces of gold, reflecting the full 10% increase in mill capacity, partly offset by of lower grades. Cash costs and all-in sustaining costs per gold equivalent ounce are expected to be between $750-$850 per ounce and $1,100-$1,200 per ounce, respectively.

        Exploration in 2014 is expected to amount to approximately 6,500 ft. (2,000 m) of surface diamond drilling. The total amount budgeted as exploration expenses for 2014 is $1.2 million.

Investment in MSC (49%)

        The Company's share of earnings and losses from its investment in MSC is included in the Consolidated Statement of Operations and Comprehensive Income (Loss), and amounted to net income of $2.1 million for the year ended December 31, 2013, or 49% of MSC's reported net income of $4.4 million. The amortization of the fair value increments arising from the purchase price allocation decreased our share of the reported net income from MSC by $1.3 million, resulting in a net income of $0.8 million for the year ended December 31, 2013, excluding the impairment charge of $95.9 million recorded in the second quarter of 2013. The decrease in income on investment in MSC was primarily due to declining precious metals prices in 2013, as well as higher operating costs as discussed above. This compares to our share of MSC's reported net income of $25.3 million for the period from January 25, 2012 (after the closing of the acquisition of Minera Andes) to December 31, 2012, which was reduced by $4.5 million for the amortization of the purchase price allocation, resulting in our share of reported net income of $20.8 million for the period ended December 31, 2012.

        The following table summarizes of the results from MSC for the years ended December 31, 2013 and 2012, and reconciles MSC's net income, as reported under U.S. GAAP, to the equity pickup that is reported on our financial statements:

	Year Ended December 31, 2013	Period ended December 31, 2012
	(in thousands)
Minera Santa Cruz S.A. (100%)
Sales	$240,723	$290,848
Production costs applicable to sales	(190,281)	(155,915)
Income from operations before extraordinary items	4,338	51,634
Net income	4,338	51,634
Portion attributable to McEwen Mining Inc. (49%)
Net income on investment in MSC	$2,126	$25,301
Amortization of fair value increments	(1,280)	(4,466)

Income on investment in MSC, net of amortization	$846	$20,835

        Changes in our investment in MSC for the year ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Investment in MSC, beginning of the year	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	2,126	25,301
Amortization of fair value increments	(1,280)	(4,466)
Dividend distribution	(1,826)	(9,770)
Impairment of investment in MSC	(95,878)	—
Contribution of Santa Cruz exploration properties, net of tax (note 6)	35,857	—

Investment in MSC, end of the year	$212,947	$273,948

        During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated, resulting in an overstatement of MSC's net income of $3.9 million. As a result, the 2012 income from the Company's equity investment of 49% in MSC was overstated by $1.9 million. As the error was not deemed material to 2012 consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013.

        During the second quarter of 2013, we recorded an impairment charge of $95.9 million on our investment in MSC, primarily as a result of an unexpected significant decline in gold and silver market prices and continued inflationary pressures during the year. The Province of Santa Cruz, in which MSC operates, also passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposed a new tax on mining reserves in the Province. MSC has estimated that this would result in a tax payable amount ranging between $2.0 million and $3.0 million for 2013. Based on these developments, the Company concluded that there were indicators that there was a loss in value in its investment in MSC that was other than temporary. The Company engaged a third party valuator to test the recoverability and determine the fair value of its investment in MSC. The valuator used a discounted cash flow approach and determined that the carrying value of the Company's investment in MSC exceeded its estimated fair value. As the loss in value of the investment was considered other than temporary, an impairment of $95.9 million was recorded in the second quarter of 2013.

        As a result of the vend-in agreement with Hochschild and MSC, the carrying value of our Santa Cruz properties of $53.2 million, as well as the related deferred tax liability of $17.3 million, was be transferred to the Company's investment in MSC, with no gain or loss expected to be recognized upon transfer in the fourth quarter of 2013.

        As at December 31, 2013, MSC had current assets of $113.1 million, total assets of $561.7 million, current liabilities of $66.7 million and total liabilities of $178.7 million. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation, as well as the impairment charge of $95.9 million recorded in the second quarter of 2013.

        In 2013, we received $1.8 million in dividend from MSC, compared to $9.8 million in 2012. Subsequent to year-end, the Company received a dividend payment of 29.4 million Argentine pesos from MSC, which was equivalent to approximately $3.3 million based on foreign exchange rates at the date of the dividend receipts.

Results of Operations—El Gallo 1

Overview

        The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for El Gallo 1 only for the year ended December 31, 2013. The mine achieved commercial production, for accounting purposes, after its initial gold pour in September 2012. For operational purposes, commercial production was declared as of January 1, 2013. As production for operational purposes was only achieved on January 1, 2013, certain measures such as the total cash costs and all-in sustaining costs have no comparative figures for prior periods.

	2013	Q4 2013	Q3 2013	Q2 2013	Q1 2013	2012
El Gallo 1 Mine
Tonnes mined (thousands)	1,278	351	304	354	269	357
Average grade gold (gpt)	1.31	1.27	1.36	1.46	1.10	1.21
Tonnes processed (thousands)	1,255	324	289	347	295	340
Average grade gold (gpt)	1.22	1.17	1.31	1.34	1.10	1.05
Gold ounces (thousands)
Produced	31	7.7	7.9	8.4	6.7	6.9
Sold	33	8.0	8.7	7.9	8.1	3.2
Silver ounces (thousands)
Produced	21	3.8	4.9	6.3	5.7	4.5
Sold	23	5.5	3.0	6.4	7.8	0.3
Gold equivalent ounces (thousands)(1)
Produced	31	7.8	8.0	8.6	6.8	6.9
Sold	33	8.1	8.8	8.0	8.2	3.2
Net sales (thousands)	$45,982	$10,247	$11,778	$10,459	$13,498	$5,966
Average realized price ($/oz)(2):
Gold	$1,389	$1,270	$1,339	$1,308	$1,640	$1,853
Silver	$23.92	$20.55	$23.00	$19.84	$30.05	$32.90
Total cash costs (thousands)(2)(3)	$24,821	$6,182	$6,576	$5,718	$6,345	$—
Total cash cost per gold equivalent ounce sold ($/oz)(1)(2)(3)	$749	$765	$747	$713	$744	$—
All-in sustaining costs (thousands)(2)(4)	$38,575	$8,664	$8,510	$9,634	$11,767	$—
All-in sustaining cost per gold equivalent ounce sold ($/oz)(1)(2)(4)	$1,164	$1,071	$967	$1,201	$1,419	$—

(1)
Gold equivalent ounces calculated using an average silver to gold ratio of 52:1 for 2013 and prior. For 2014, the guidance of 37,500 gold equivalent ounces is based on silver to gold ratio of 60:1.
(2)
Total cash costs, all-in sustaining costs and average realized prices are Non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See "Non-GAAP Financial

  Performance Measures", beginning on page 66 for additional information, including definitions of these terms.

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

Production

        Production at El Gallo 1 for the year ended December 31, 2013 was 31,129 gold equivalent ounces, 3,829 gold equivalent ounces above 2013 production forecast of 27,300 gold equivalent ounces. This compares to 6,950 gold equivalent ounces in 2012, when El Gallo 1 achieved production for accounting purposes on September 1, 2012. A total of 1,277,643 and 1,255,314 tonnes were mined and processed, respectively, in 2013. Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined and processed remained in stock pile inventory. Due to long process cycles, actual recoveries are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production) to December 31, 2013 was 61%.

Sales

        For the year ended December 31, 2013, gold and silver sales were $46.0 million from El Gallo 1 based on the sale of 32,705 ounces of gold and 22,700 ounces of silver, for a total of 33,142 gold equivalent ounces. The average realized price per ounce of gold and silver sold was $1,389 and $23.92, respectively. This compares to the average London P.M. fix of $1,411 per ounce of gold, and $23.79 per ounce of silver. In 2012, 3,215 ounces of gold and 304 ounces of silver were sold.

Total Cash Costs and All-In Sustaining Costs

        As production at El Gallo 1 for operational purposes was only achieved on January 1, 2013, there are no comparative measures for total cash costs and all-in sustaining costs on a dollar and per ounce basis for 2012. As such, for a more meaningful discussion of total cash costs and all-in sustaining costs, we have included a comparison of actual results to our 2013 guidance, as detailed in our news releases dated March 11, 2013 and May 9, 2013.

        Total cash costs for El Gallo 1 for the year ended December 31, 2013 were $749 per gold equivalent ounce, slightly lower than our revised forecasted cash cost estimate for 2013 of $750-$850 per gold equivalent ounces.

        All-in sustaining costs for the year ended December 31, 2013 were $1,164 per gold equivalent ounce compared to our revised forecasted all-in sustaining costs of $1,200-$1,325 per gold equivalent ounces. The decline is due to less pre-stripping and exploration activities than forecasted.

2014 Guidance

        For 2014, El Gallo 1 is forecasted to produce 37,500 gold equivalent ounces (37,000 gold ounces and 25,000 silver ounces, using a silver to gold ratio of 60:1), as mining moves deeper in the pit for higher grades and the El Gallo 1 mill capacity is expected to be completed by April 2014. Cash costs and all-in sustaining costs per gold equivalent ounce are expected to be between $750-$850 per ounce and $1,100-$1,200 per ounce, respectively.

Results of Consolidated Operations

Year Ended December 31, 2013 compared to 2012

        As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our operating results for the year ended December 31, 2012 includes the operations of Minera Andes beginning on January 25, 2012 (after the date of acquisition).

        General.    For the year ended December 31, 2013, we recorded a net loss of $147.7 million or $0.50 per share, compared to a net loss of $66.7 million or $0.26 per share for the same period in 2012. The increase in net loss is due to the impairments of our investment in MSC of $95.9 million, and of certain mineral property interests in Nevada and in the Province of Santa Cruz, Argentina, of $63.0 million, as well as a loss on disposal of assets of $6.7 million, of which $6.4 million related to the sale of certain mining claims in Nevada in the second quarter of 2013. These impairment charges and losses were partly offset by our gold and silver sales from the El Gallo 1 mine, coupled with an increase in the recovery of income taxes.

        Revenue.    Gold and silver sales in the year ended December 31, 2013 from our El Gallo 1 mine in Mexico totaled $46.0 million. This compares to only $6.0 million in 2012 as the El Gallo 1 mine only started commercial production for accounting purposes on September 1, 2012.

        Costs and Expenses.    Total costs and expenses in the year ended December 31, 2013 totaled $246.4 million, compared to $97.4 million in the 2012 period. In addition to the impairment charges discussed in General above, production costs applicable to the sales at El Gallo 1 also increased our total costs and expenses, although these were partly offset by the decrease in mine construction and mine operating costs that were incurred in 2012 prior to the El Gallo 1 mine starting production activities for accounting purposes on September 1, 2012. We also incurred no acquisition costs in 2013, compared to the same period in 2012 when we incurred costs for the acquisition of Minera Andes

        Production costs applicable to sales at El Gallo were $34.6 million in the year ended December 31, 2013. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period. This compares to $3.9 million for the same period in 2012, as the El Gallo 1 mine only started production for accounting purposes on September 1, 2012.

        Income on investment in MSC during the year ended December 31, 2013, net of amortization and excluding the impairment charges discussed below, was $0.8 million, compared to $20.8 million in 2012. The decline is primarily a result of lower average realized prices and increased operating costs due to several labor stoppages during 2013 and inflationary pressure on labor costs, materials and supplies within Argentina, which more than offset the higher sales volumes.

        Impairment of investment in MSC for year ended December 31, 2013 was $95.9 million, compared to $nil in the same period in 2012. In the second quarter of 2013, we concluded there were indicators that there was a loss in value in our investment in MSC that was other than temporary based on a significant decline in gold and silver market prices and rising operating costs in Argentina, coupled with the new tax on mining reserves in the Province of Santa Cruz. We engaged a third party valuator to determine the fair value of our investment. As the carrying value of our investment in MSC exceeded its estimated fair value and the loss in value was considered to be other than temporary, we recorded an impairment charge of $95.9 million in the second quarter of 2013.

        Impairment of mineral property interests and property and equipment was $63.0 million for the year ended December 31, 2013, compared to $18.5 million in 2012. Of this, $28.9 million related to our exploration properties in Nevada, which were affected by an unexpected significant decline in gold prices during the year, and $27.7 million related to our exploration properties located in the Province of Santa Cruz, which were also affected by the decrease in gold and silver market prices, as well as continued inflationary pressures in Argentina and the new tax on mining reserves discussed above. We concluded that there were indicators that the carrying values of these properties may not be recoverable and engaged a third party valuator to determine their fair value, and concluded that the carrying value of these mineral property interests exceeded their estimated fair value. In the third quarter of 2013, we recorded an additional impairment charge of $6.3 million certain claims in Nevada which we allowed to lapse in an effort to focus on our exploration activities in more prospective areas.

        Mine construction costs were $1.4 million in the year ended December 31, 2013 compared to $14.3 million in 2012. Mine construction costs in 2013 were incurred in relation to the El Gallo 1 mill expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day. Costs in 2012 related to the initial construction of El Gallo 1, and included construction of the crushing and processing plant, mobilization and demobilization of mining equipment, road construction, pre-stripping costs, earth work for the leach pad and management costs to oversee the construction. As noted in our Critical Accounting Polices in this report, these costs were expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1.

        Mine development costs were $0.8 million in the year ended December 31, 2013 and related to engineering and development costs for El Gallo 2. There were no similar costs in 2012.

        Exploration costs decreased in 2013 by $22.4 million to $24.8 million from $47.2 million in 2012, reflecting lower exploration activities on all of our exploration projects as we seek to conserve working capital. During 2013, we spent $14.8 million in exploration expenditures in Argentina. Of this, $12.9 million was spent on the Los Azules Copper project, which included approximately 21,000 ft. (6,407 m) of drilling activities. The remainder was spent on the Telken Norte and Octubre exploration properties in Santa Cruz province, which included 3,300 ft. (1,014 m) of drilling activities. This compares to $25.1 million in exploration expenditures in Argentina for the period from January 25, 2012 to December 31, 2012. Of this, $20.8 million was spent on the Los Azules project where we drilled approximately 32,000 ft. (9,800 m). The remainder was spent on exploration activities in the Santa Cruz province, which included approximately 68,000 ft. (20,800 m) of drilling activities. For Mexico, we spent $6.7 million in exploration expenditures during 2013, which included approximately 89,700 ft. (27,334 m) of drilling, compared to $15.9 million and approximately 131,500 ft. (40,077 m) drilled in 2012. For Nevada, we spent $3.0 million in exploration expenditures in 2013, which relate primarily to permitting efforts for the Gold Bar project in Nevada as well as drilling of 2,150 ft. (655 m), compared to $5.1 million in 2012, during which we drilled approximately 7,000 ft. (2,000 m).

        Property holding costs for the year ended December 31, 2013 were lower than those incurred in the 2012 period, at $4.6 million for the year ended December 31, 2013 compared to $7.2 in 2012. The decrease is due to the number of claims we sold or allowed to lapse in Nevada, and the claims related to the Santa Cruz exploration properties we transferred to MSC as part of a vend-in agreement.

        General and administrative costs decreased in 2013 by $2.8 million to $14.0 million, compared to $16.8 million in 2012, mostly as a result of lower stock based compensation expense as all stock options assumed from the Minera Andes acquisition in 2012 have now vested.

        Loss on sale of assets was $6.7 million for 2013, compared to a gain of $1.1 million in the same period in 2012, and related primarily to the sale of certain mining claims in the Limo Complex, in Nevada. The claims, which had a carrying value of $7.2 million, were sold for a sales price of $0.8 million. As the carrying value exceeded the proceeds from the sales agreement, we recorded a loss on disposal of $6.4 million for these claims.

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

        Recovery of income taxes.    Recovery of income taxes was $53.4 million in 2013, compared to $27.2 million in 2012. The 2013 amount includes $36.3 million from the revaluation of the deferred income tax liability balance denoted in Argentine pesos to U.S. dollars, compared to $21.1 million for the period between January 24, 2012 (date of the Minera Andes acquisition) and December 31, 2012; $14.6 million related to the impairment charges on our mineral properties in Argentina and Nevada; and $2.5 million related to the loss on sale of the mining claims in the Limo Complex, in Nevada.

Year Ended December 31, 2012 compared to 2011

        As a result of the completion of the acquisition of Minera Andes on January 24, 2012, our financial results for 2012 includes the operations of Minera Andes beginning on January 25, 2012.

        General.    For the year ended December 31, 2012, we recorded a net loss of $66.7 million or $0.26 per share, compared to a net loss of $61.9 million or $0.42 per share for the same period in 2011. Significantly higher costs and expenses in 2012 were partially offset by recovery of income taxes.

        Revenue.    Gold and silver sales in 2012 came from El Gallo 1 in Mexico for a total of $6.0 million. There were no sales in 2011 since production only began in September 2012.

        Income on investment in MSC, net of amortization in 2012, was $20.8 million. As previously discussed, we obtained our 49% interest in MSC with the acquisition of Minera Andes in January 2012.

        Costs and Expenses.    Our costs and expenses were significantly higher in 2012 than prior years, primarily due to the acquisition of Minera Andes, construction at El Gallo 1 and asset impairments. Total costs and expenses in 2012 totaled $118.2 million, compared to $60.2 million in 2011. We experienced significant increases in 2012 of mine operating costs, construction costs and general and administrative. We also wrote off certain assets that we determined were impaired during the year in the amount of $18.5 million.

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

        Mine operating costs were $8.5 million in 2012. The majority of these costs, which were incurred prior to starting production for accounting purposes in September 2012, were for contract mining services in order to mine and transport waste and mineralized material at the El Gallo Complex. There were no similar costs in the comparable period in 2011.

        Mine construction costs were $14.3 million in 2012 as compared to $1.7 million in 2011. These costs were incurred at our El Gallo Complex and they included the construction of the crusher, ADR process plant, leach pad, and management costs to oversee the construction at El Gallo 1 as well as preliminary development costs for Phase 2. As noted in our Critical Accounting Polices, these costs were expensed rather than capitalized as we have not demonstrated proven and probable reserves at our El Gallo Complex.

        Exploration costs increased in 2012 by $4.2 million to $47.2 million from $43.0 million in 2011, reflecting a decrease in exploration activities in Mexico and Nevada to focus more on El Gallo 1 production in Mexico, and more than offset by the addition of exploration activities on the properties acquired in Argentina in 2012. During 2012 we spent approximately $15.9 million in exploration expenditures in Mexico, which included approximately 131,000 ft. (40,000 m) of drilling activities, as compared to $29.2 million and approximately 372,000 ft. (113,000 m) drilled in 2011. During 2012 we spent approximately $5.1 million in exploration expenditures in Nevada, which included approximately 7,000 ft. (2,000 m) of drilling activities, as compared to $12.8 million and approximately 86,000 ft. (26,000 m) drilled in 2011. From January 25, 2012 to December 31, 2012, we spent approximately $25.1 million in exploration expenditures in Argentina, of which $20.8 million was spent on the Los Azules Copper project, which included approximately 32,000 ft. (9,800 m) of drilling activities and the remainder on various exploration properties in Santa Cruz province, which included 68,000 ft. (20,800 m) of drilling activities.

        Property holding costs increased in 2012 by $3.7 million to $7.2 million as compared to $3.5 million in 2011. The increase was partly due to an accrual of a $1.1 million non-refundable obligation for the long-term trust fund required by the BLM for the closure of the Tonkin mine in Nevada, an additional accrual of $1.1 million related to the asset tax owed to the Argentine government and the addition of the properties acquired in Argentina in 2012.

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

        Asset impairments were $18.5 million during 2012 as compared to $nil in 2011. The majority of the impairment arose from our mineral property interests in Nevada. During 2012, we performed a strategic review of our property holdings in Nevada and as a result, allowed all the claims from three of the properties to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million which was written off entirely. We also entered into an exploration earn-in and joint venture option agreement ("option agreement") with a third party on another Nevada property which was acquired in 2007 and had a carrying value of $18.2 million. We determined that the implied value of the option agreement was $4.2 million and as a result recorded an impairment of $14.0 million. We also wrote off $1.3 million of mineral property interests in Mexico. In total, $18.3 million of the $18.5 million asset impairments recorded in 2012 came from the write-down of our mineral property interests.

        Other Income (Expenses).    Litigation settlement relates to the 1,000,000 shares required to be issued as part of the settlement of the lawsuit with TNR Gold Corp., as previously discussed. This amount represented the fair value of the obligation to deliver the sharesas at December 31, 2012.

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

        Other Comprehensive Income (Loss).    As a result of the other-than-temporary impairment on marketable equity securities and its subsequent disposal during 2012, there was a reclassification of $1 million from the accumulated other comprehensive income (loss) account.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

        As production at El Gallo 1 for operational purposes was only achieved on January 1, 2013, comparative measures for total cash costs, all-in sustaining costs, and all-in costs on a dollar and per ounce basis only relate to the San José operations. As such, for a more meaningful discussion of total cash costs and all-in sustaining costs, we have included a comparison of actual results to our 2013 guidance, as detailed in our news releases dated March 11, 2013 and May 9, 2013.

        Total cash costs for all of our operating properties on a consolidated basis for the year ended December 31, 2013 were $776 per gold equivalent ounce, compared to $811 per gold equivalent ounce in 2012. Cash costs per gold equivalent ounce were within our revised 2013 guidance of $725-825 per gold equivalent ounce. Although cash costs for El Gallo 1 were slightly below 2013 guidance of $750-$850 per gold equivalent ounce, this benefit was partly offset by higher than anticipated cash costs at the San José mine due to several labor stoppages during the year and inflationary pressures in Argentina which have led to generally rising operating costs. These adverse factors more than offset cost savings from a cost optimization program implemented by MSC in the second quarter of 2013, and the effect of the devaluation of the Argentine peso relative to the U.S. dollar.

        Consolidated all-in sustaining costs for the year ended December 31, 2013 were $1,178 per gold equivalent ounce, compared to $1,371 in 2012 and to guidance of $1,200-$1,325 per gold equivalent ounce. Both the San José and El Gallo 1 mines were below guidance. El Gallo 1 reported all-in sustaining costs of $1,164, compared to guidance of $1,200-$1,325 per gold equivalent ounce, primarily as a result of lower than budgeted exploration costs. For the San José mine, all-in sustaining costs were $1,058 per gold equivalent ounce compared to guidance of $1,150-$1,275, due to lower than budgeted development costs and capital expenditures.

        Consolidated all-in costs for the year ended December 31, 2013 were $1,412 per gold equivalent ounce, compared to $2,238 per gold equivalent ounce in 2012. The decrease is primarily due to costs incurred in 2012 relating to the construction of El Gallo 1, as well as higher exploration costs. Further, as El Gallo 1 did not achieve commercial production until January 1, 2013, all-in costs in 2012 were spread over a lower number of total gold equivalent ounces.

Liquidity and Capital Resources

        As of December 31, 2013, we had working capital of $35.6 million, comprised of current assets of $46.8 million and current liabilities of $11.2 million. This represents a decrease of approximately $31.1 million from the working capital balance of $66.7 million at fiscal year end December 31, 2012.

        We believe our working capital at December 31, 2013 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at December 31, 2013 include cash on hand, other current assets, cash flows from El Gallo 1 and any distributions from the San José mine. However, in order to fund the development of El Gallo 2 and pending receipt of regulatory approvals, we would need to raise additional capital given the capital cost would be estimated at approximately $150 million, which significantly exceeds our available working capital. In such case, we would explore several financing methods to complete the development and construction of El Gallo 2, which may include incurring debt, issuing equity, equipment leasing and other forms of capital. Our ability to build El Gallo is dependent on one or several of the alternatives being completed.

        Net cash used in operations for the year ended December 31, 2013 decreased to $42.4 million from $47.7 million in 2012. Our El Gallo 1 mine contributed $46.0 million in gold and silver sales to operating cash flows compared to $5.6 million in 2012, which was partly offset by an increase of $4.7 million in cash paid to suppliers and by lower proceeds from sale of gold and silver bullion investments, from $23.8 million in 2012 to $1.5 million in 2013.

        Cash used in investing activities for the year ended December 31, 2013 was $3.0 million, primarily from our advances of $3.9 million we made for the El Gallo 2 mill construction, partly offset by the proceeds of $1.5 million from the sale of certain mineral properties in the Limo Butte Complex in Nevada and property, plant and equipment assets in Argentina. This compares to cash provided by investing activities of $41.2 million in the year 2012, primarily due to cash received from the acquisition of Minera Andes of $36.3 million.

        Cash provided by financing activities for 2013 was $0.2 million, primarily from the exercise of 93,000 stock options during the year, of which 45,000 were assumed from the Minera Andes acquisition. This compares to cash provided by financing activities of $64.3 million in the prior year, primarily from the sale of common stock for cash of $60.4 million from a rights offering completed in December 2012, as well as $3.6 million from the exercise of 1,329,000 stock options, of which 942,000 were assumed from the Minera Andes acquisition. Overall, cash decreased by $46.6 million from December 31, 2012 to December 31, 2013.

        In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected future account payable with shares of our common stock, up to a maximum of 2,500,000 common shares. The initial term of the agreement was six months, but we have recently renewed the agreement until July 31, 2014 under substantially similar terms and conditions. The number of shares to be issued will be determined monthly, based on the amount payable by the Company for services rendered above a defined tonnage threshold, using the closing price quoted on active markets at the end of every month. As at December 31, 2013, the Company was required to issue approximately 90,300 common shares under this agreement. The fair value of this liability is included in accounts payable and accrued liabilities on the consolidated balance sheet as at December 31, 2013. The shares are expected to be issued in 2014.

Contractual Obligations

        The following table summarizes our contractual obligations and commitments as of December 31, 2013 to make future payments under certain contracts, aggregated by category of contractual obligation, for the specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$20,833	$3,534	$7,211	$8,506	$1,582
Purchase Obligations	3,377	3,071	306	—	—
Asset Retirement Obligations	7,603	1,397	2,238	3,884	84
Other Long-Term Obligations	400	—	400	—	—

Total	$32,213	$8,002	$10,155	$12,390	$1,666

        Operating lease obligations include long-term leases covering office space, exploration expenditures, option payment and option payment on properties, and include a new lease agreement the Company entered into during 2013 for the relocation of its corporate office, with a term extending to 2024. Purchase commitments include $2.4 million that the Company expects to disburse in 2014 for the construction of the El Gallo 2 ball mill.

Off-Balance Sheet Arrangements

        As of December 31, 2013, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Non-GAAP Financial Performance Measures

        In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP financial performance measures. Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

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

        The measures all-in sustaining costs, all-in sustaining costs per ounce, all-in costs and all-in costs per ounce were adopted in 2013, as we believe that these measures better represents the total costs associated with producing gold. We have adopted this reporting methodology based on the standard from the World Gold Council (as promulgated in their June 27, 2013 news release, World Gold Council's Guidance Note on Non-GAAP Metrics—All-In Sustaining Costs and All-In Costs). There is no assurance that these measures are necessarily comparable to our industry peers.

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

        For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro-rated sales value. Approximately 48% of the value of the sales in the year ended December 31, 2013 was derived from gold and 52% was derived from silver. This compares to 43% and 57% for gold and silver, respectively, in 2012.

        The following tables reconcile these Non-GAAP measures to the most directly comparable U.S. GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC. We have not independently verified such information, and as we are not the operator of the San José mine, there can be no assurance that the production information reported to us by MSC is accurate.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
Production costs applicable to sales	$7,816	$—	$34,594	$—
Less: Depreciation	(287)	—	(1,530)	—
Less: Pre-stripping costs for future pit access	(1,686)	—	(9,197)	—
On-site general and administrative expenses	339	—	927	—
Property holding costs	—	—	27	—

Total cash costs (El Gallo 1 Mine)	$6,182	$—	$24,821	$—
McEwen's share of MSC total cash costs (49%)	21,512	22,132	82,855	78,573

Consolidated total cash costs	$27,694	$22,132	$107,676	$78,573

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$765	$—	$749	$—
McEwen's share of MSC total cash costs (49%)	747	852	785	811
Consolidated total cash costs (including McEwen's share of MSC)	751	852	776	811

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
Total cash costs (excluding McEwen's share of MSC)	$6,182	$—	$24,821	$—
Operating site reclamation accretion and amortization	153	—	737	—
On-site exploration expenses	643	—	3,820	—
Pre-stripping costs for future pit access	1,686	—	9,197	—

All-in sustaining costs (El Gallo 1 Mine)	$8,664	$—	$38,575	$—
McEwen's share of MSC all-in sustaining costs (49%)	29,201	31,936	111,759	115,921
Corporate general and administrative expenses	2,757	3,906	13,074	16,841

Consolidated all-in sustaining costs (including McEwen's share of MSC)	$40,622	$35,842	$163,408	$132,762

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$1,071	$—	$1,164	$—
McEwen's share of MSC all-in sustaining costs (49%)	1,014	1,229	1,058	1,197
Consolidated all-in sustaining costs (including McEwen's share of MSC)	1,102	1,380	1,178	1,371

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
Consolidated all-in sustaining costs (including McEwen's share of MSC)	$40,622	$35,842	$163,408	$132,762
Property holding costs (non-sustaining)	507	3,080	4,557	7,207
Reclamation accretion and amortization (non-operating sites)	56	105	229	447
Exploration expenses (non-sustaining)	2,122	18,614	21,159	47,891
Mine development (non-sustaining)	672	—	4,741	—
Mine operating costs (non-sustaining)	—	3,746	—	12,368
Mine construction and capital expenditures (non-sustaining)	838	1,064	1,795	16,139

Consolidated all-in costs (including McEwen's share of MSC)	$44,817	$62,451	$195,889	$216,814

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen's share of MSC)	$1,215	$2,404	$1,412	$2,238

        The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs and all-in costs on a per ounce basis, as discussed above. Gold equivalent ounces are calculated using an average silver to gold ratio of 52:1 for 2013 and prior.

Consolidated gold equivalent ounces sold

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
Gold equivalent ounces sold (El Gallo 1 Mine)	8,086	—	33,142	—
McEwen's share of MSC gold equivalent ounces sold	28,790	25,981	105,588	96,867

Consolidated gold equivalent ounces sold (including McEwen's share of MSC)	36,876	25,981	138,730	96,867

Average realized prices

        The term average realized price per ounce used in this report is also a Non-GAAP financial measure. We report this measure to better understand the price realized in each reporting period for gold and silver.

        Average realized price is calculated as gross sales of gold and silver (excluding commercial deductions) over the number of net ounces sold in the period (net of deduction units).

        The following table reconciles this Non-GAAP measure to the most directly comparable U.S. GAAP measure, Sales of Gold and Silver. Ounces of gold and silver sold for the San José mine are provided to us by MSC. We have not independently verified such information, and as we are not the operator of the San José mine, there can be no assurance that the information reported to us by MSC is accurate.

	For the three months ended December 31, 2013			For the three months ended December 31, 2012
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$10,134	$14,347	$24,481	$5,504	$18,130	$23,634
Silver sales	113	16,170	16,283	6	21,370	21,376

Gold and silver sales	$10,247	$30,517	$40,764	$5,510	$39,500	$45,010

Gold ounces sold	7,980	12,090	20,070	2,950	11,350	14,300
Silver ounces sold	5,500	831,700	837,200	190	761,008	761,198
Gold equivalent ounces sold	8,086	28,084	36,170	2,954	25,984	28,938
Average realized price per gold ounce sold	$1,270	$1,187	$1,220	$1,866	$1,597	$1,653
Average realized price per silver ounce sold	$20.55	$19.44	$19.45	$31.58	$28.08	$28.08
Average realized price per gold equivalent ounce sold	$1,267	$1,087	$1,127	$1,865	$1,520	$1,555

	For the year ended December 31, 2013			For the year ended December 31, 2012
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$45,439	$59,241	$104,680	$5,956	$68,159	$74,115
Silver sales	543	64,921	65,464	10	88,553	88,563

Gold and silver sales	$45,982	$124,162	$170,144	$5,966	$156,712	$162,678

Gold ounces sold	32,705	46,148	78,853	3,215	41,300	44,515
Silver ounces sold	22,700	3,054,245	3,076,945	304	2,889,578	2,889,882
Gold equivalent ounces sold	33,142	104,883	138,025	3,221	96,869	100,090
Average realized price per gold ounce sold	$1,389	$1,284	$1,328	$1,853	$1,650	$1,665
Average realized price per silver ounce sold	$23.92	$21.26	$21.28	$32.89	$30.65	$30.65
Average realized price per gold equivalent ounce sold	$1,387	$1,184	$1,233	$1,852	$1,618	$1,625

Critical Accounting Policies

        Listed below are the accounting policies that require significant judgments and estimates that we believe are critical to our consolidated financial statements.

        Business Combinations:    The Company accounts for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The fair value of the consideration paid is allocated to the underlying identifiable net assets, based on their respective estimated fair values and any excess is recorded as goodwill.

        Determining the fair value of assets acquired and liabilities assumed requires management's judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. Transaction costs are expensed as incurred and are reported on the acquisition costs line within the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Investments—Equity Method and Joint Ventures:    The Company accounts for investments over which the Company exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC Topic 323, Investments—Equity Method and Joint Ventures. Under this method, the Company's share of earnings and losses is included in the Consolidated Statement of Operations and Comprehensive Income (Loss) and the balance of the investment is adjusted by a like amount. Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income. If and when there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

        Stockpiles, Material on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies:    Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies are carried at the lower of average cost or net realizable value. For accounting purposes, the Company achieved commercial production for the El Gallo 1 mine during the third quarter of 2012 after its initial gold pour in late September. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, material on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, material on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

        Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the mineralized material. Material is removed from the stockpile at an average cost per tonne. Since the Company only achieved production for accounting purposes in September 2012, no value was allocated to stockpiles prior to the month of September 2012.

        Mineralized material on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months. Costs are attributed to the ore on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage. In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching is complete. The cumulative metallurgical recovery rate for gold production at the El Gallo 1 mine from September 2012 (start of production) to December 31, 2013 was 61%. Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

        In-process inventories represent materials that are currently in the process of being converted to a saleable product. The El Gallo 1 conversion process uses an Adsorption-Desorption-Recovery ("ADR") processing plant utilizing carbon columns for recovery. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

        Precious metal inventories include gold and silver bullion that is unsold and held at the refinery and is valued at the lower of the average cost of the respective in-process inventories incurred prior to the refining process plus applicable refining costs, or net realizable value.

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

        As of December 31, 2013, except for the Company's 49% interest in the San José mine, none of the Company's other mineralized properties contain resources that satisfy the definition of proven and probable reserves.

        Design, Construction, and Development Costs:    Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. The Company classifies the development of the El Gallo Complex as an exploration stage project since no proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred.

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

        As of December 31, 2013, except for the Company's 49% interest in the San José mine, development costs are not capitalized at any of the Company's properties, as no proven and probable reserves exist.

        Property and Equipment:    Except as described below for certain design, construction and development costs, expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Depreciation is computed using the straight-line method. Office furniture, equipment and light vehicles are being depreciated over estimated economic lives ranging from 3 to 5 years. Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years. Certain types of equipment which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves. If a project commences production, amortization and depletion of capitalized costs for such equipment would be computed on a unit-of-production basis over the estimated life of mine tonnes. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life tonnes.

        Mineral Property Interests:    Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination. The value of mineral property interests is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. When proven and probable reserves exist, the relevant capitalized costs and mineral property interests are to be charged to expense based on the units of production method and upon commencement of production. However, when a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the El Gallo 1 mine, the amortization of the capitalized costs and mineral property interests are charged to expense based on the straight-line method over the estimated useful life of the mine.

        Impairment of Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded equal to the excess of the net book value over fair value. Mineral properties are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property. Except for the Company's 49% interest in the San José mine, the Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves. As a result, the Company uses the market approach to estimate the fair value of the Nevada and Argentina exploration properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material, and uses this measure to assess recoverability and impairment. For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.

        For the Company's 49% interest in the San José mine, an impairment loss is measured and recorded using a combined approach using a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term "recoverable minerals" refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

        Asset Retirement Obligation:    The Company records the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are debited against the ARO as incurred to the extent they relate to the ARO, and to expense to the extent they do not. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

        Revenue Recognition:    Revenue includes sales value received for the Company's principal products, gold and silver. The Company currently does not earn revenue from any products other than gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

        The Company entered into a doré sales agreement, whereby the Company has the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Complex prior to the completion of refining by a third party refiner, which normally takes approximately 15 business days.

        Royalty Expense:    The Company has a net smelter return ("NSR") royalty agreement with a third party on all metal production from the El Gallo 1 mine and a portion of expected future metal production from the El Gallo 2 project. The terms of the royalty agreement stipulate that production up to 30,000 of gold and gold equivalent ounces are subject to a 1% NSR, production between 30,001 to 380,000 of gold and gold equivalent ounces are subject to a 3.5% NSR, and 1% thereafter. Currently the Company is subject to the 3.5% NSR. Under the terms of the royalty agreement, the royalty holder has the option to settle the NSR payment in cash or gold and gold equivalent ounces. The royalty holder has indicated a preference to settle the NSR payment in gold and gold equivalent ounces which would be calculated on the day the refiner credits the Company's metals account. Cumulatively, on a life-of-mine basis through to December 31, 2013, approximately 110,000 gold and gold equivalent ounces have been produced from mineralized material within the scope of the NSR agreement. Royalty expenses are included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss).

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

Forward-Looking Statements

        This report contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

  •
  our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

  •
  decisions of foreign countries and banks within those countries;

  •
  unexpected changes in business, economic, and political conditions;

  •
  results of MSC;

  •
  fluctuations in interest rates, currency exchange rates, or commodity prices;

  •
  timing and amount of mine production;

  •
  our ability to retain and attract key personnel;

  •
  technological changes in the mining industry;

  •
  changes in operating, exploration or overhead costs;

  •
  access and availability of materials, equipment, supplies, labor and supervision, power and water;

  •
  results of current and future exploration activities;

  •
  results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

  •
  changes in our business strategy;

  •
  interpretation of drill hole results and the geology, grade and continuity of mineralization;

  •
  the uncertainty of reserve estimates and timing of development expenditures;

  •
  litigation or regulatory investigations and procedures affecting us;

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

        Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis. For the year ended December 31, 2013, the Argentine peso devalued by 29%. Subsequent to year-end, the Argentine peso devalued further, with a devaluation of 21% during the months of January and February 2014. Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

        The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $16.1 million (C$ 17.1 million) at December 31, 2013, a 1% change in the Canadian dollar would result in a gain/loss of $0.2 million being recorded in the consolidated statement of operations.

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

Commodity Price Risk

        We own a 49% interest in the San José mine, an operating silver-gold mine in Santa Cruz, Argentina, and we have commenced production of gold and silver from our 100% owned El Gallo 1. As a result, changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market. Gold and silver prices may fluctuate widely from time to time. Based on our revenues from gold and silver sales of $46.0 million for the year ended December 31, 2013, a 10% change in the price of gold and silver would have had an impact of approximately $4.6 million on our revenues.

Credit Risk

        We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of December 31, 2013, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

        In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at December 31, 2013, we continue to face credit risk on the collection of our IVA receivables.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Based upon its assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective based upon those criteria. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as at December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
McEwen Mining Inc.:

        We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. and subsidiaries as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of McEwen Mining Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McEwen Mining Inc. and subsidiaries as of December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McEwen Mining Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
McEwen Mining Inc.:

        We have audited McEwen Mining Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. McEwen Mining Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, McEwen Mining Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McEwen Mining Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 10, 2014

MCEWEN MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except per share)

	2013	2012	2011
REVENUE:
Gold and silver sales	$45,982	$5,966	$—

	45,982	5,966	—

COSTS AND EXPENSES:
Production costs applicable to sales	34,594	3,861	—
Mine operating costs	—	8,507	—
Mine construction costs	1,383	14,260	1,745
Mine development costs	847	—	—
Exploration costs	24,829	47,179	42,983
Property holding costs	4,584	7,207	3,464
General and administrative	14,001	16,841	7,035
Acquisition costs	—	1,513	3,893
Depreciation	942	1,033	577
Accretion of asset retirement obligation (note 6)	461	447	524
Income on investment in Minera Santa Cruz S.A., net of amortization (note 7)	(846)	(20,835)	—
Impairment of investment in Minera Santa Cruz S.A. (note 7)	95,878	—	—
Impairment of mineral property interests and property and equipment (note 8)	62,963	18,468	—
Loss (gain) on sale of assets (notes 6 and 8)	6,743	(1,110)	(36)

Total costs and expenses	246,379	97,371	60,185

Operating loss	(200,397)	(91,405)	(60,185)

OTHER INCOME (EXPENSE):
Interest income	262	228	202
Gain (loss) on litigation settlement (notes 10 and 17)	560	(3,830)	—
(Loss) gain on sale of marketable equity securities	—	(70)	19
(Loss) gain on sale of gold and silver bullion (note 4)	(223)	3,075	2,075
Unrealized loss on gold and silver bullion (note 4)	—	(359)	(3,394)
Other-than-temporary impairment on marketable equity securities	—	(1,993)	—
Foreign currency (loss) gain	(1,309)	456	(769)

Total other income (expense)	(710)	(2,493)	(1,867)

Loss before income taxes	(201,107)	(93,898)	(62,052)
Recovery of income taxes (note 9)	53,365	27,244	180

Net loss	(147,742)	(66,654)	(61,872)
OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes	—	1,000	—
Unrealized loss on available-for-sale securities, net of taxes	(1)	(5)	(1,546)

Comprehensive loss	$(147,743)	$(65,659)	$(63,418)

Net loss per share (note 12):
Basic	$(0.50)	$(0.26)	$(0.42)

Diluted	$(0.50)	$(0.26)	$(0.42)

Weighted average common shares outstanding (thousands) (note 13):
Basic	297,041	261,223	147,692

Diluted	297,041	261,223	147,692

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
(in thousands)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,321	$70,921
Investment in gold and silver bullion (market value: 2013—nil; 2012—$2,062) (note 4)	—	1,690
IVA taxes receivable	11,591	9,150
Inventories (note 5)	8,800	7,262
Other current assets	2,059	2,895

Total current assets	46,771	91,918

Mineral property interests (note 6)	642,968	767,067
Restrictive time deposits for reclamation bonding (note 6)	5,183	5,183
Investment in Minera Santa Cruz S.A. (note 7)	212,947	273,948
Property and equipment, net (note 8)	15,143	12,767
Other assets	54	54

TOTAL ASSETS	$923,066	$1,150,937

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,797	$21,235
Litigation settlement liability (notes 10 and 17)	—	3,830
Current portion of asset retirement obligation (note 6)	1,392	130

Total current liabilities	11,189	25,195

Asset retirement obligation, less current portion (note 6)	5,855	6,229
Deferred income tax liability (notes 3 and 9)	158,855	229,522
Other liabilities	400	400

Total liabilities	$176,299	$261,346

Shareholders' equity:
Common stock, no par value, 500,000 shares authorized;
Common: 264,913 shares as of December 31, 2013 and 212,646 shares as of December 31, 2012 issued and outstanding
Exchangeable: 32,246 shares as of December 31, 2013 and 83,379 shares as of December 31, 2012 issued and outstanding	1,354,696	1,349,777
Accumulated deficit	(607,634)	(459,892)
Accumulated other comprehensive loss	(295)	(294)

Total shareholders' equity	746,767	889,591

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$923,066	$1,150,937

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,
(in thousands)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2010	122,186	$504,389	$257	$(331,366)	$173,280
Stock-based compensation	—	2,671	—	—	2,671
Sale of shares for cash, net of issuance costs	17,250	105,415	—	—	105,415
Exercise of stock options	163	412	—	—	412
Exercise of stock options assumed from 2007 acquisition	70	361	—	—	361
Shares issued for Mexico mining concessions	84	583	—	—	583
Unrealized loss on marketable securities	—	—	(1,546)	—	(1,546)
Net loss	—	—	—	(61,872)	(61,872)

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304

Balance, December 31, 2011	139,753	$613,831	$(1,289)	$(393,238)	$219,304
Stock-based compensation	—	3,405	—	—	3,405
Issuance of exchangeable shares to acquire Minera Andes Inc.	127,331	664,671	—	—	664,671
Assumption of stock options in connection with the acquisition of Minera Andes Inc.	—	3,175	—	—	3,175
Sale of shares for cash, net of issuance costs	19,552	43,047	—	—	43,047
Sale of exchangeable shares for cash, net of issuance costs	7,799	17,372	—	—	17,372
Exercise of stock options	445	819	—	—	819
Exercise of stock options assumed from Minera Andes Inc. acquisition	1,062	3,066	—	—	3,066
Shares issued for Mexico mining concessions	83	391	—	—	391
Unrealized loss on marketable securities	—	—	(5)	—	(5)
Reclassification of unrealized loss on marketable equity securities disposed of during the period, net of tax	—	—	(993)	—	(993)
Other-than-temporary impairment on marketable equity securities	—	—	1,993	—	1,993
Net loss	—	—	—	(66,654)	(66,654)

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	1,382	—	—	1,382
Exercise of stock options	48	95	—	—	95
Exercise of stock options assumed from Minera Andes Inc. acquisition	45	76	—	—	76
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Unrealized gain on available-for-sale securities, net of taxes	—	—	(1)	—	(1)
Net loss	—	—	—	(147,742)	(147,742)

Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands)

	2013	2012	2011
Cash flows (used in) from operating activities:
Cash paid to suppliers and employees	$(91,931)	$(87,061)	$(59,087)
Cash received from gold and silver sales	45,982	5,557	—
Investment in gold and silver bullion	—	—	(31,299)
Proceeds from sale of gold and silver bullion	1,467	23,836	11,739
Dividend received from Minera Santa Cruz S.A.	1,826	9,770	—
Interest received	262	228	94

Cash used in operating activities	(42,394)	(47,670)	(78,553)

Cash flows (used in) provided by investing activities:
Cash and short-term investments received from acquisition of Minera Andes Inc.	—	36,337	—
Short-term investments (net)	—	3,933	(3,933)
Acquisition of mineral property interests	(150)	(712)	(10,059)
Additions to property and equipment	(4,306)	(1,879)	(7,973)
Proceeds from disposal of mineral property interests and property and equipment	1,455	3,143	51
Investment in marketable equity securities	—	—	(284)
Proceeds from sale of marketable securities	—	409	1,853
Increase (decrease) in restricted investments securing reclamation obligations	—	6	(413)

Cash (used in) provided by investing activities	(3,001)	41,237	(20,758)

Cash flows from financing activities:
Sale of common stock for cash, net of issuance costs	—	60,419	105,415
Exercise of stock options	171	3,885	773

Cash provided by financing activities	171	64,304	106,188

Effect of exchange rate change on cash and cash equivalents	(1,376)	(366)	(279)

(Decrease) increase in cash and cash equivalents	(46,600)	57,505	6,598
Cash and cash equivalents, beginning of period	70,921	13,416	6,818

Cash and cash equivalents, end of period	$24,321	$70,921	$13,416

Reconciliation of net loss to cash used in operating activities:
Net loss	$(147,742)	$(66,654)	$(61,872)
Adjustments to reconcile net loss from operating activities:
Income on investment in Minera Santa Cruz S.A., net of amortization	(846)	(20,835)	—
Impairment of investment in Minera Santa Cruz S.A.	95,878	—	—
Impairment of mineral property interests and property and equipment	62,963	18,468	—
Loss (gain) on sale of assets	6,743	(1,110)	(36)
Loss (gain) on sale of marketable securities	—	70	(19)
Recovery of income taxes	(53,365)	(27,244)	(180)
(Gain) loss on litigation settlement	(560)	3,830	—
Investment in gold and silver bullion	—	—	(31,299)
Proceeds from sale of gold and silver bullion	1,467	23,836	11,739
Loss (gain) on sale of gold and silver bullion	223	(3,075)	(2,075)
Unrealized loss on silver bullion	—	359	3,394
Other-than-temporary impairment on marketable equity securities	—	1,993	—
Stock-based compensation	1,382	3,405	2,671
Accretion of asset retirement obligation	461	447	524
Depreciation	942	1,033	577
Amortization of mineral property interests and asset retirement obligations	1,530	—	—
Foreign exchange loss	1,376	366	279
Other opearting adjustments and write downs	—	—	82
Change in non-cash working capital items:
Increase in other assets related to operations	(1,318)	(2,175)	(5,042)
Dividend receivable obtained from acquisition of Minera Andes Inc.	—	9,363	—
Increase in liabilities related to operations	(11,528)	10,253	2,704

Cash used in operating activities	$(42,394)	$(47,670)	$(78,553)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 THE COMPANY

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

        The Company operates in Argentina, Mexico, and the United States. It owns a 49% interest in Minera Santa Cruz S.A., owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the majority owner of the joint venture, Hochschild Mining plc. It also owns the El Gallo 1 mine in Sinaloa, Mexico. Finally, the Company also owns the Los Azules copper deposit in San Juan, Argentina, the El Gallo 2 project in Sinaloa, Mexico, the Gold Bar project in Nevada in the United States, and a large portfolio of exploration properties in Argentina, Mexico and Nevada.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates:    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value for asset impairments; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and estimates with respect to assumptions regarding stock-based compensation expense. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

        Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The functional currency of the majority of the Company's operations is the U.S. dollar.

        Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly liquid term deposits with original maturities of three months or less to be cash and cash equivalents. Because of the short maturity of these instruments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in long-term assets.

        Business Combinations:    The Company accounts for business combinations using the acquisition method of accounting pursuant to Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The fair value of the consideration paid is allocated to the underlying identifiable net assets, based on their respective estimated fair values and any excess is recorded as goodwill.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Determining the fair value of assets acquired and liabilities assumed requires management's judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. Transaction costs are expensed as incurred and are reported on the acquisition costs line within the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Investments:    The Company accounts for investments over which the Company exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC Topic 323, Investments—Equity Method and Joint Ventures. Under this method, the Company's share of earnings and losses is included in the Consolidated Statement of Operations and Comprehensive Income (Loss) and the balance of the investment is adjusted by a like amount. Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income. If and when there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

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

        Stockpiles, Material on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies:    Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies are carried at the lower of average cost or net realizable value. For accounting purposes, the Company achieved commercial production for the El Gallo 1 mine during the third quarter of 2012 after its initial gold pour in late September. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, material on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, material on leach pads, in-process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long-term.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the mineralized material. Material is removed from the stockpile at an average cost per tonne. Since the Company only achieved production for accounting purposes in September 2012, no value was allocated to stockpiles prior to the month of September 2012.

        Mineralized material on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months. Costs are attributed to the ore on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage. In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching is complete. The cumulative metallurgical recovery rate for gold production at the El Gallo 1 mine from September 2012 (start of production) to December 31, 2013 was approximately 61%. Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

        In-process inventories represent materials that are currently in the process of being converted to a saleable product. The El Gallo 1 conversion process uses an Adsorption-Desorption-Recovery ("ADR") processing plant utilizing carbon columns for recovery. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

        Precious metal inventories include gold and silver bullion that is unsold and held at the refinery and is valued at the lower of the average cost of the respective in-process inventories incurred prior to the refining process plus applicable refining costs, or net realizable value.

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
December 31, 2013 (Continued)

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

        As of December 31, 2013, except for the Company's 49% interest in the San José mine, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves.

        Property and Equipment:    Except as described below for certain design, construction and development costs, expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Depreciation is computed using the straight-line method with the exception of mining equipment. Office furniture, equipment and light vehicles are being depreciated over estimated economic lives ranging from 3 to 5 years. Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years. Certain types of equipment which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves. If a project commences production, amortization and depletion of capitalized costs for such equipment would be computed on a unit-of-production basis over the estimated life of mine tonnes. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life tonnes.

        Design, Construction, and Development Costs:    Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. The Company classifies the development of the El Gallo Complex as an exploration stage project since no proven or probable reserves have been established, and accordingly, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred.

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

        As of December 31, 2013, except for the Company's 49% interest in the San José mine, development costs are not capitalized at any of the Company's properties, as no proven and probable reserves exist.

        Mineral Property Interests:    Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset purchase or as a part of a business combination. The value of mineral property interests is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. When proven and probable reserves exist, the relevant capitalized costs and mineral property interests are to be charged to expense based on the units of production method and upon commencement of production. However, when a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the El Gallo 1 mine, the amortization of the capitalized costs and mineral property interests are charged to expense based on the straight-line method over the estimated useful life of the mine.

        Impairment of Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded equal to the excess of the net book value over fair value. Mineral properties are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property. Except for the Company's 49% interest in the San José mine, the Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves. As a result, the Company uses the market approach to estimate the fair value of the Nevada and Argentina exploration properties by using a combination of the observed market value per square mile in the region and an observed market value per ounce of mineralized material, and uses this measure to assess recoverability and impairment. For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.

        For the Company's 49% interest in the San José mine, an impairment loss is measured and recorded using a combined approach using a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term "recoverable minerals" refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

        Asset Retirement Obligation:    The Company records the fair value of a liability for an asset retirement obligation ("ARO") in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Ongoing environmental and reclamation expenditures are debited against the ARO as incurred to the extent they relate to the ARO and to expense to the extent they do not. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to earnings for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

        Revenue Recognition:    Revenue includes sales value received for the Company's principal products, gold and silver. The Company currently does not earn revenue from any products other than gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

        The Company entered into a doré sales agreement, whereby the Company has the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Complex prior to the completion of refining by a third party refiner, which refining normally takes approximately 15 business days.

        Royalty Expense:    The Company has a net smelter return ("NSR") royalty agreement with a third party on all metal production from the El Gallo 1 mine and a portion of expected future metal production from the El Gallo 2 project. The terms of the royalty agreement stipulate that production up to 30,000 of gold and gold equivalent ounces are subject to a 1% NSR, production between 30,001 to 380,000 of gold and gold equivalent ounces are subject to a 3.5% NSR, and 1% thereafter. Currently the Company is subject to the 3.5% NSR. Under the terms of the royalty agreement, the royalty holder has the option to settle the NSR payment in cash or gold and gold equivalent ounces. The royalty holder has indicated a preference to settle the NSR payment in gold and gold equivalent ounces which would be calculated on the day the refiner credits the Company's metals account. Cumulatively, on a life-of-mine basis through to December 31, 2013, approximately 110,000 gold and gold equivalent ounces have been produced from mineralized material within the scope of the NSR agreement. Royalty expenses are included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss).

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Comprehensive Income (Loss):    In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, such as cumulative unrecognized changes in fair value of marketable equity securities classified as available-for-sale or other investments.

        Per Share Amounts:    Basic earnings or loss per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. In these financial statements, warrants and stock options are not considered in the computation of diluted earnings or loss per share as their inclusion would be anti-dilutive for the periods presented.

        Fair Value of Financial Instruments:    ASC Section 825-10-50 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.

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
December 31, 2013 (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

        Comprehensive Income:    In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The updated guidance requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The update is effective for the Company's fiscal year beginning January 1, 2013. The new guidance affects disclosures only and the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

        Disclosures about Offsetting Assets and Liabilities:    In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards. In January 2013, an update was issued to further clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2013, had no impact on its consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

        Presentation of an Unrecognized Tax Benefit:    In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward under the tax law of the applicable jurisdiction. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company's fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on its consolidated financial position, results of operations or cash flows.

        Foreign Currency Matters:    In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company's fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on its consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

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

        In June 2011, Robert R. McEwen, the Company's Chairman, President, Chief Executive Officer and largest shareholder and then also the Chairman, President, Chief Executive Officer and largest shareholder of Minera Andes, proposed the Arrangement. In connection with the Arrangement, Mr. McEwen received approximately 38.7 million Exchangeable Shares. Mr. McEwen owns approximately 25% of the shares of the combined Company. At December 31, 2013, Mr. McEwen exchanged all but 0.5 million Exchangeable Shares for shares of the Company's common stock.

        The Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis. Option holders of Minera Andes received replacement options entitling them to receive, upon exercise, shares of the Company's common stock, reflecting the exchange ratio of 0.45 with the appropriate adjustment of the exercise price per share. The option life and vesting period of the replacement options did not change from the option life granted under the Minera Andes option plan. The estimated fair value of the vested portion of the replacement options of $3.2 million was included as part of the purchase price consideration at their fair values based on the Black-Scholes option pricing model.

        The acquisition was accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer. The measurement of the purchase consideration was based on the market price of the Company's common stock on January 24, 2012, which was $5.22 per share. The total purchase price, including the fair value of the options, amounted to $667.8 million. The total transaction costs incurred through December 31, 2012 by the Company was $5.4 million, of which $3.9 million was reported in the year ended December 31, 2011 in general and administrative expenses, and $1.5 million for the year ended December 31, 2012 in acquisition costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 3 BUSINESS ACQUISITION (Continued)

        The allocation of the purchase price, based on the estimated fair value of assets acquired and liabilities assumed on January 24, 2012, is summarized in the following table (in thousands):

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

$667,846

        The fair value of mineral property interests exceeded the carrying value of the underlying assets for tax purposes by approximately $508.5 million. The resulting estimated deferred income tax liability originally associated with this temporary difference was approximately $178.0 million, which was included in the allocation of purchase price above. At the end of 2012, the Company reduced the deferred income tax liability from $178.0 million to $156.9 million, as a result of fluctuations in the foreign exchange rates between the Argentine peso and the U.S. dollar from January 24, 2012 to December 31, 2012. For the year ended December 31, 2013, the Company recorded an additional deferred income tax recovery of $36.3 million as a result of the fluctuations in exchange rates since December 31, 2012. Furthermore, in the second quarter of 2013, the Company recorded an impairment of $27.7 million on certain of its Santa Cruz mineral property interests, as discussed in Note 6, along with an associated $2.3 million of income tax recovery. Finally, pursuant to a vend-in agreement entered into with Hochschild, as described in Note 7, the Company contributed to MSC the mining rights of certain Santa Cruz exploration properties. As a result, the Company transferred the carrying value of the properties of $53.2 million to its investment in MSC. This transfer resulted in a decrease in the related deferred tax liability balance of $16.7 million. As at December 31, 2013, the deferred income tax liability on the assets acquired from Minera Andes was reduced to $101.5 million, which is included in the deferred income tax liability balance of $158.9 million on the Consolidated Balance Sheet.

        For the purposes of the Company's financial statements, the purchase consideration was allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management's best estimates.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 3 BUSINESS ACQUISITION (Continued)

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

        The following table sets forth on a pro forma basis, the results of operations for McEwen Mining, had the acquisition of Minera Andes been completed on January 1, 2012 and 2011 (in thousands):

Year ended December 31, 2012	McEwen Mining	Minera Andes(1)	Combined
Revenue	$26,801	$4,979	$31,780
Net (loss) income for the year	(66,654)	3,498	(63,156)

Year ended December 31, 2011	McEwen Mining	Minera Andes	Combined
Revenue	$—	$44,982	$44,982
Net (loss) income for the year	(61,872)	26,542	(35,330)

(1)
Year ended December 31, 2012 represents the results of Minera Andes' operations from January 1, 2012 through January 24, 2012, closing date of the acquisition. Beginning January 25, 2012, the results of Minera Andes' operations are included in McEwen Mining's consolidated financial statements.

NOTE 4 GOLD AND SILVER BULLION INVESTMENTS

        From time to time, the Company invests a portion of its cash in physical gold and silver bullion. Below is the balance of its holdings of gold and silver as at December 31, 2013 and 2012:

	2013		2012
	Gold	Silver	Gold	Silver
	(dollars in thousands, except ounces and per ounce)
Number of ounces	—	—	793	24,969
Average cost per ounce	n/a	n/a	$1,278.63	$27.08
Total cost	$—	$—	$1,014	$676
Fair value per ounce	n/a	n/a	$1,657.50	$29.95
Total fair value	$—	$—	$1,314	$748

        The fair value of gold and silver was based on the daily London P.M. fix as at the reporting date. Since ASC Topic 815, Derivatives and Hedging, does not consider gold and silver to be readily convertible to cash, the Company carries these assets at the lower of cost or market.

        During the year ended December 31, 2013, the Company sold its remaining holdings of gold and silver bullion. The Company recorded a realized loss of $0.2 million on its gold and silver bullion, as a result of its average cost of $1,278.63 and $27.08 per ounce, respectively, being lower than its selling price of $1,245.70 per ounce of gold and $19.18 per ounce of silver at the time of the sale.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 4 GOLD AND SILVER BULLION INVESTMENTS (Continued)

        Changes in the Company's holdings of gold and silver for the year ended December 31, 2013 and 2012 are as follows:

	2013			2012
	Gold	Silver	Total	Gold	Silver	Total
	(in thousands)
Opening Balance	$1,014	$676	$1,690	$7,232	$15,578	$22,810
Proceeds from sale	(988)	(479)	(1,467)	(7,982)	(15,854)	(23,836)
(Loss) gain on sale	(26)	(197)	(223)	1,764	1,311	3,075
Unrealized loss	—	—	—	—	(359)	(359)

Ending Balance	$—	$—	$—	$1,014	$676	$1,690

NOTE 5 INVENTORIES

        Inventories at December 31, 2013 and 2012 consist of the following:

	2013	2012
	(in thousands)
Ore on leach pads	$2,749	$685
In-process inventory	2,681	3,604
Stockpiles	778	308
Precious metals	1,300	1,322
Materials and supplies	1,292	1,343

Inventories	$8,800	$7,262

NOTE 6 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

        At December 31, 2013, the Company held mineral rights in Argentina, mineral concession rights in Mexico, including the El Gallo Complex, and mineral interests in Nevada. The El Gallo 1 mine recommenced gold and silver production in September 2012. For accounting purposes, the mine achieved production in September 2012. For operational purposes, production was effective as of January 1, 2013. For the year ended December 31, 2013, a total of 31,129 gold equivalent ounces was produced at El Gallo 1.

        In May 2013, the Company entered into a sale agreement for certain mining claims in the Limo Complex, Nevada, for a sale price of $0.8 million. The claims had a carrying value of $7.2 million. As the carrying value exceeded the proceeds from the sales agreement, the Company recorded a loss on disposal of $6.4 million, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $2.5 million. This resulted in a net loss on disposal of $3.9 million. The loss of $6.4 million is included in Loss on Sale of Assets, in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013. The Limo Complex is part of the "Nevada" segment, as shown below and in Note 16, Operating Segment Reporting.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 6 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

        During the second quarter of 2013, the Company recorded an impairment charge of $27.7 million relating to its exploration properties in the Province of Santa Cruz. The impairment was primarily due to an unexpected significant decline in gold and silver market prices, continued inflationary pressures and the new tax on mining reserves in the Province, resulting in a depressed market for exploration properties in Argentina. The Company engaged a third party valuator to determine the fair value of these mineral property interests by using the observed market value per acre in the region. The carrying value of these properties exceeded their estimated fair value, resulting in an impairment charge of $27.7 million, along with a resulting reduction in deferred tax liability and recovery of future income taxes of $2.3 million, for a net impairment charge of $25.4 million for the year ended December 31, 2013. The impairment charge of $27.7 million is included in Impairment of Mineral Property Interests and Property and Equipment in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 203. The Santa Cruz Province mineral property interests are part of the "Argentina" segment, as shown below and in Note 16, Operating Segment Reporting.

        During the third quarter of 2013, the Company rationalized its mineral property interests in Nevada in order to focus its exploration program on more prospective areas. As a result, the Company allowed certain claims from one of its Nevada properties in the West Battle Mountain Complex to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $6.3 million, which was written off during the third quarter of 2013, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $2.2 million. This resulted in a net write-off for the Company of $4.1 million which is included in the net income (loss) for the year ended December 31, 2013. The write off of $6.3 million is included in Impairment of Mineral Property Interests and Property and Equipment in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 203. The West Battle Mountain Complex is part of the "Nevada" segment, as shown below and in Note 16, Operating Segment Reporting.

        During the fourth quarter of 2013, the Company performed an impairment test of its mineral property interests. The Company engaged a third party valuator to determine the fair value of all of its properties. The valuator used the market approach to estimate the fair value of the properties by using the observed market value per acre in the region. Based on this approach, it was determined that the carrying values of the mineral property interests in the Limo Complex and Other United States Properties exceeded their fair value and as a result the Company recorded an impairment charge of $28.9 million, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $10.1 million, for a net impairment of $18.8 million for the year ended December 31, 2013. The impairment charge of $28.9 million is included in Impairment of Mineral Property Interests and Property and Equipment in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013. The Limo Complex and Other United States Properties are part of the "Nevada" segment, as shown below and in Note 16, Operating Segment Reporting.

        Further, in October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which the Company and Hochschild agreed to contribute to MSC the mining rights of certain Santa Cruz exploration properties, including the Telken, Este, Piramides and the Tobias tenements. The Company's carrying value of these properties of $53.2 million, as well as the related deferred tax liability of $17.3 million, was transferred to the Company's investment in MSC, with no

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 6 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

gain or loss recognized upon transfer. The carrying value of $53.2 million was net of the impairment recorded in second quarter of 2013, discussed above. Refer to Note 7, Investment in Minera Santa Cruz S.A. ("MSC")—San José Mine, for further details on the vend-in agreement.

        Impairments recorded in the year ended December 31, 2012 related to the Company's North Battle Mountain properties of $14.0 million. In November 2012, the Company entered into an exploration earn-in and joint venture option agreement ("Option Agreement") with a third party whereby they have the option to earn a 51% interest in the property once they incur cumulative project related expenditures of $2.4 million on or before October 2015. The North Battle Mountain properties were acquired in 2007 and had a carrying value of $18.2 million. Based on the work of the third party valuator that the Company engaged to determine the fair value of all of the Company's properties as part of the Company's annual impairment test, the Company determined that the implied value of the Option Agreement was reduced to $4.2 million, resulting in an impairment of $14.0 million. The valuator used the market approach to estimate the fair value of the properties by using the observed market value per square mile in the region. The impairment charge of $14.0 million was recorded in Impairment of Mineral Property Interests and Property and Equipment in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. The North Battle Mountain Complex is part of the "Nevada" segment, as shown below and in Note 16, Operating Segment Reporting.

        Further, in 2012, the Company performed a strategic review of its property holdings in Nevada and as a result, allowed certain claims from its Other United States Properties to lapse. These mineral property interests in question were acquired in 2007 and had a carrying value of $2.9 million. As such, the Company recorded an impairment charge of $2.9 million in Impairment of Mineral Property Interests and Property and Equipment in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. The properties were part of the "Nevada" segment, as shown below and in Note 16, Operating Segment Reporting. The Company wrote off the carrying value of $1.3 million related to lapsing of certain mineral concessions in the El Gallo 2 area. The properties were part of the "Mexico" segment, as shown below and in Note 16, Operating Segment Reporting.

        During the years ended December 31, 2013, 2012 and 2011, the Company incurred $24.8 million, $47.2 million, and $43.0 million, respectively, in exploration expenses and related expenditure costs which are included in the Statement of Operations and Comprehensive Income (Loss) in each of the years presented.

        For the year ended December 31, 2013, the Company recorded $1.5 million of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013. This included $1.0 million in amortization expense related to its mineral properties in Mexico for the year ended December 31, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 6 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

        Based on the above, impairment charges were recorded on the following mineral property interests for the years ended December 31, 2013, 2012, and 2011:

Name of Property/Complex	Segment	2013	2012	2011
		(in thousands)
Telken Tenements	Argentina	$13,792	$—	$—
Este Tenements	Argentina	2,784	—	—
Piramides Tenements	Argentina	5,079	—	—
Tobias Tenements	Argentina	6,074	—	—
North Battle Mountain Complex	Nevada	—	14,044	—
West Battle Mountain Complex	Nevada	6,287	—	—
Limo Complex	Nevada	19,450	—
Other United States Properties	Nevada	9,497	2,902	—
El Gallo 2 Properties	Mexico	—	1,343	—
Property, plant and equipment	Argentina	—	179	—

Total impairment		$62,963	$18,468	$—

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 6 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

        The carrying values for all of the mineral properties held by the Company as at December 31, 2013 and 2012 are noted below:

Name of Property/Complex	State/Province	Country	2013	2012
			(in thousands)
Los Azules Copper Project	San Juan	Argentina	$431,190	$431,190
Other San Juan Exploration Properties	San Juan	Argentina	7,818	7,818
Telken Tenements(1)	Santa Cruz	Argentina	—	40,234
Este Tenements(1)	Santa Cruz	Argentina	—	8,121
Piramides Tenements(1)	Santa Cruz	Argentina	—	14,815
Tobias Tenements(1)	Santa Cruz	Argentina	—	17,719
Cerro Mojon Tenements	Santa Cruz	Argentina	1,971	1,971
La Merced Tenements	Santa Cruz	Argentina	1,891	1,891
Cabeza de Vaca Tenements	Santa Cruz	Argentina	877	877
El Trumai Tenements	Santa Cruz	Argentina	1,534	1,534
Martes 13 Tenements	Santa Cruz	Argentina	3,568	3,568
Celestina Tenements	Santa Cruz	Argentina	1,753	1,753
Other Santa Cruz Exploration Properties	Santa Cruz	Argentina	7,601	7,601
Tonkin Complex	Nevada	United States	51,946	51,989
Gold Bar Complex	Nevada	United States	77,012	77,012
Limo Complex	Nevada	United States	23,438	50,098
North Battle Mountain Complex	Nevada	United States	4,148	4,148
East Battle Mountain Complex	Nevada	United States	4,060	4,060
West Battle Mountain Complex	Nevada	United States	2,567	8,854
Other United States Properties	Nevada	United States	9,610	19,107
El Gallo 1 Mine	Sinaloa	Mexico	8,502	8,126
El Gallo 2 Properties	Sinaloa	Mexico	3,482	4,581

Total Mineral Property Interests			$642,968	$767,067

(1)
As at December 31, 2013, these tenements were transferred to MSC as part of the vend-in agreement described above and in Note 7, Investment in Minera Santa Cruz S.A. ("MSC")—San José Mine, and were therefore not included in the Company's mineral property interests as at December 31, 2013.

Asset Retirement Obligations

        The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 mine in Mexico.

        The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management ("BLM") and the Nevada Department of Environmental Protection ("NDEP") is $2.8 million. Assumptions used to compute the asset retirement obligations for the year ended December 31, 2013 for the Tonkin property included a

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 6 MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

credit adjusted risk free rate and inflation rate of 8.7% (2012, 2011—8.7%) and 3.0% (2012, 2011—3.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2040. The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010. Based on the Company's estimate, the change in its bonding requirements was insignificant. As at December 31, 2013, the closure plan has already been approved by the NDEP but is still under review by the BLM pursuant to the National Environmental Policy Act. A request for additional information was received from the BLM in the last quarter of 2013. A response to the request for additional information is being prepared for submittal. It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of this review. The Company, however, is unable to meaningfully estimate possible increases at this time. For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at December 31, 2013, had cash bonding in place of $5.2 million (2012—$5.2 million).

        The current undiscounted estimate of the reclamation costs for existing disturbances at the El Gallo 1 mine is currently $4.6 million. Assumptions used to compute the asset retirement obligations for the year ended December 31, 2013 for the Magistral Mine included a credit adjusted risk free rate and inflation rate of 6.4% (2012, 2011—6.4%) and 3.8% (2012, 2011—3.8%), respectively. Expenses are expected to be incurred between the years 2014 and 2018. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

        The Company's asset retirement obligations for years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Asset retirement obligation liability—opening balance	$6,359	$6,253
Settlements	(60)	(47)
Accretion of liability	461	447
Adjustment reflecting updated estimates	487	(294)

Asset retirement obligation liability—ending balance	$7,247	$6,359

        As at December 31, 2013, the current portion of the asset retirement obligation was $1.4 million (December 31, 2012—$0.1 million).

        If proven and probable reserves exist at the Company's properties, the relevant capitalized asset retirement costs and mineral property interests are to be charged to expense based on the units of production method and upon commencement of production. As previously discussed, El Gallo 1 began production in September 2012. However, since El Gallo 1 does not contain mineralized material that satisfies the definition of proven and probable reserves under the SEC Industry Guide 7, the amortization of the capitalized asset retirement costs and mineral property interests are charged to expense based on the straight-line method over the estimated useful life of the mine. For the year ended December 31, 2013, the Company recorded $1.5 million of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013. This included $0.5 million in amortization expense related to its asset retirement costs in Mexico for the year ended December 31, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 7 INVESTMENT IN MINERA SANTA CRUZ S.A. ("MSC")—SAN JOSÉ MINE

        As discussed above in Note 3, Business Acquisition, with the acquisition of Minera Andes in 2012, the Company acquired a 49% interest in MSC, owner and operator of the San José mine in Santa Cruz, Argentina. The Company's share of earnings and losses from its investment in MSC is included in the Consolidated Statement of Operations and Comprehensive Income (Loss), and amounted to net income of $2.1 million for the year ended December 31, 2013, or 49% of MSC's reported net income of $4.4 million. The amortization of the fair value increments arising from the purchase price allocation decreased our share of the reported net income from MSC by $1.3 million, resulting in a net income of $0.8 million for the year ended December 31, 2013, excluding an impairment charge of $95.9 million recorded in the second quarter of 2013. This compares to our share of MSC's reported net income of $25.3 million for the period from January 25, 2012 (after the closing of the acquisition of Minera Andes) to December 31, 2012, which was reduced by $4.5 million for the amortization of the fair value increments, resulting in our share of reported net income of $20.8 million for the period ended December 31, 2012.

        A summary of the operating results from MSC for the year ended December 31, 2013 and the period from January 25, 2012 (after the closing of the acquisition of Minera Andes) to December 31, 2012 is as follows:

	Year Ended December 31, 2013	Period ended December 31, 2012
	(in thousands)
Minera Santa Cruz S.A. (100%)
Sales	$240,723	$290,848
Production costs applicable to sales	(190,281)	(155,915)
Income from operations before extraordinary items	4,338	51,634
Net income	4,338	51,634
Portion attributable to McEwen Mining Inc. (49%)
Net income on investment in MSC	$2,126	$25,301
Amortization of fair value increments	(1,280)	(4,466)

Income on investment in MSC, net of amortization	$846	$20,835

        Changes in the Company's investment in MSC for the year ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Investment in MSC, beginning of the year	$273,948	$—
Fair value of investment in MSC from acquisition of Minera Andes	—	262,883
Income from equity investment	2,126	25,301
Amortization of fair value increments	(1,280)	(4,466)
Dividend distribution	(1,826)	(9,770)
Impairment of investment in MSC	(95,878)	—
Contribution of Santa Cruz exploration properties, net of tax	35,857	—

Investment in MSC, end of the year	$212,947	$273,948

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 7 INVESTMENT IN MINERA SANTA CRUZ S.A. ("MSC")—SAN JOSÉ MINE (Continued)

        During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated, resulting in an overstatement of MSC's after-tax net income of $3.9 million. As a result, the prior year income from the Company's equity investment of 49% in MSC was overstated by $1.9 million. As the error is not material to the current or previously reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013.

        During the second quarter of 2013, the Company recorded an impairment charge of $95.9 million on its investment in MSC, primarily as a result of an unexpected and significant decline in gold and silver market prices and continued inflationary pressures during the year. The Province of Santa Cruz, in which MSC operates, also passed amendments to the Provincial Tax Code and Provincial Tax Law, which imposed a new tax on mining reserves in the Province. The tax will amount to 1% of the value of mine reserves reported in feasibility studies and financial statements inclusive of variations resulting from ongoing operations, less certain deductions, and MSC has estimated that this would result in a tax payable amount ranging between $2.0 million and $3.0 million for 2013. Based on these developments, the Company concluded that there were indicators that there was a loss in value in its investment in MSC that was other than temporary. The Company engaged a third party valuator to test the recoverability and determine the fair value of its investment in MSC. The valuator used a discounted cash flow approach and determined that the carrying value of the Company's investment in MSC exceeded its estimated fair value. As the loss in value of the investment was considered other than temporary, an impairment of $95.9 million was recorded in the second quarter of 2013. The investment in MSC is part of the "Argentina" segment as shown in Note 16, Operating Segment Reporting.

        In October 2013, the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which the Company agreed to contribute to MSC the mining rights of certain Santa Cruz exploration properties. The properties transferred totaled approximately 48,900 hectares, and included amongst others the Telken, Piramides, Tobias, and Este tenements, and are in close proximity to or abutting the properties comprising the San José mine. Hochschild also contributed to MSC certain of their mineral properties located in the same region, totaling approximately 82,700 hectares. The agreement contains a 2% net smelter return royalty payable to the Company or Hochschild based on any of MSC's production from the respective mineral properties contributed by each party. The carrying value of the Company's properties of $53.2 million, as well as the related deferred tax liability of $17.3 million, was transferred to the Company's investment in MSC, with no gain or loss recognized upon transfer. The carrying value of $53.2 million was net of the impairment recorded in second quarter of 2013, discussed in Note 6, Mineral Property Interests and Asset Retirement Obligations. The mineral property interests were part of the "Argentina" segment, as shown in Note 6, Mineral Property Interests and Asset Retirement Obligations, and Note 16, Operating Segment Reporting.

        As at December 31, 2013, MSC had current assets of $113.1 million, total assets of $561.7 million, current liabilities of $66.7 million and total liabilities of $178.7 million. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation, as well as the impairment charge of $95.9 million recorded in the second quarter of 2013.

        In 2013, the Company received $1.8 million in dividends from MSC, compared to $9.8 million in 2012. Subsequent to year-end, the Company received dividend payments of 29.4 million Argentine

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 7 INVESTMENT IN MINERA SANTA CRUZ S.A. ("MSC")—SAN JOSÉ MINE (Continued)

pesos from MSC, which was equivalent to approximately $3.3 million based on foreign exchange rates at the date of the dividend receipts.

NOTE 8 PROPERTY AND EQUIPMENT

        As of December 31, 2013 and 2012, property and equipment consisted of the following:

	2013	2012
	(in thousands)
Trucks and trailers	$1,041	$1,417
Office furniture and equipment	1,163	1,163
Drill rigs	998	1,869
Building	1,469	1,469
Land	8,672	8,669
Mining equipment	1,206	1,026
Construction in process	3,894	—
Inactive milling equipment	—	101

Subtotal	$18,443	$15,714
Less: accumulated depreciation	(3,300)	(2,947)

Total	$15,143	$12,767

        The increase in property and equipment from December 31, 2012 to December 31, 2013 was mainly in relation to construction-in-process assets, which include advances the Company made to two suppliers for long-lead items for its El Gallo 2 project. These additions were partly offset by the sale of certain drill rigs in Argentina, and a number of vehicles in Nevada and Argentina.

        Depreciation expense for 2013 was $0.9 million (2012—$1.0 million, 2011—$0.6 million).

NOTE 9 INCOME TAXES

        In various transactions entered into on February 21, 1992, as well as transactions during 2005, the Company had ownership changes, as is defined under the Internal Revenue Code ("IRC") Section 382 (g). Following the date of such ownership change, the tax net operating loss carryforwards and the investment tax credit carryforwards are subject to annual limitations under IRC Section 382. Except as noted below, the Company may receive delayed future benefits from net operating loss carryforwards or investment tax credit carryforwards existing as of the dates of the ownership change. At December 31, 2013 and 2012, the Company estimates tax loss carry forwards to be $303.3 million and $252.9 million, respectively expiring starting in 2014 and going through 2033.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 9 INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 respectively are presented below:

	2013	2012
	(in thousands)
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$41	$41
Net operating loss carryforward	98,734	80,975
Mineral Properties	19,884	297
Other temporary differences	6,927	9,521
Capital loss carryforward	241	241

Total gross deferred tax assets	125,827	91,075
Less: valuation allowance	(125,202)	(90,477)

Net deferred tax assets	$625	$598

Deferred tax liabilities:
Reclamation obligation	389	416
Mineral Properties	—	—
Basis in Tonkin Springs Venture LP	(1,014)	(1,014)
Acquisition related deferred tax liability	(158,855)	(229,522)

Total deferred tax liabilities	$(159,480)	$(230,120)

Total net deferred tax liability	$(158,855)	$(229,522)

        The Company believes that it is unlikely that the gross deferred tax asset will be realized. Therefore, a valuation allowance has been provided for most of the gross deferred tax assets. The change in valuation allowance of approximately $34.7 million primarily reflects an increase of net operating loss carryforwards. The deferred tax liability related to the Minera Andes acquisition was $101.5 million as at December 31, 2013 (2012—$156.8 million).

        On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain undeducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 9 INCOME TAXES (Continued)

        A reconciliation of the tax provision for 2013, 2012 and 2011 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is comprised of the following components:

	2013	2012	2011
	(in thousands)
US Federal and State tax recovery at statutory rate	$(68,377)	$(31,925)	$(21,098)
Reconciling items:
Equity pickup in MSC	(2,924)	(7,292)	—
Impact of Mexican tax reform	(1,921)	—	—
FIN 48 adjustment due to tax years becoming statute barred	—	—	(180)
Prior year true ups/acquisitions	(19,016)	781	(8,074)
Adjustment for foreign tax rates	8,680	3,245	1,342
Tax rate changes	(187)	(1,869)	(24)
Imputed interest	171	135	119
Other permanent differences	22,090	(3,259)	8,869
Unrealized foreign exchange rate (loss)/gain	(28,317)	(21,263)	(31)
NOL expired	1,711	(2,696)	2,862
Valuation allowance	34,725	36,899	16,035

Tax Recovery	$(53,365)	$(27,244)	$(180)

        As at December 31, 2013, there are no unrecognized tax benefits.

        The Company or its subsidiaries file income tax returns in Canada, the United States, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

  United States: 2010 to 2013
  Canada: 2006 to 2013
  Mexico: 2009 to 2013
  Argentina: 2009 to 2013

NOTE 10 SHAREHOLDERS' EQUITY

        During the year ended December 31, 2013, the Company issued 48,000 shares of common stock upon exercise of stock options under the Equity Incentive Plan at a weighted average exercise price of $1.97 per share for proceeds of $94,720. The Company also issued 45,000 shares of common stock upon exercise of certain stock options the Company assumed as part of the Minera Andes Inc. acquisition, at a weighted average exercise price of C$1.80 per share for proceeds of $76,926. The Company also issued the final installment of 41,500 shares of common stock as payment for mining concessions in Mexico. In addition, the Company issued 1 million shares of common stock in January 2013, which was previously recorded as a liability of $3.8 million as at December 31, 2012, as part of the litigation settlement agreement with TNR Gold Corp. effective November 2012 with respect to the Los Azules

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 10 SHAREHOLDERS' EQUITY (Continued)

Copper Project. The issuance of the shares resulted in the elimination of the liability in the first quarter of 2013.

        During the third quarter of 2013, the Company entered into an agreement with one of its mining contractors to settle parts of its expected future account payables with shares of common stock of the Company, up to a maximum of 2,500,000 shares. The number of shares to be issued will be determined monthly, based on the amount payable by the Company for services rendered above a defined tonnage threshold, using the closing price quoted on active markets at the end of every month. The initial term of the agreement was six months, but the Company has renewed the agreement until July 31, 2014 under substantially similar terms and conditions. For the year ended December 31, 2013, the Company was required to issue approximately 90,300 common shares under this agreement. The fair value of this liability of $0.2 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as at December 31, 2013. It is expected that the shares will be issued in 2014.

        During the year ended December 31, 2013, 51.1 million Exchangeable Shares were converted into common stock. At December 31, 2013, total outstanding Exchangeable Shares not exchanged and not owned by the Company or its subsidiaries totaled 32.2 million. These Exchangeable Shares were initially issued by the Company in connection with the acquisition of Minera Andes. The Exchangeable Shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of the Company. Accordingly, remaining Exchangeable Shares are included as part of the consolidated share capital of the Company.

NOTE 11 STOCK BASED COMPENSATION

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

  (4)
  provide that awards under the Plan can be granted to employees, consultants, advisors, and directors as the Board of Directors or committee administering the plan determines in its discretion and to provide that the committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors;

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 11 STOCK BASED COMPENSATION (Continued)

  (5)
  provide for the grant of restricted stock; and

  (6)
  change the name of the Plan to US Gold Equity Incentive Plan.

        The amendment and restatement of the Plan was approved at the Company's annual meeting of shareholders on November 30, 2006. Under the Plan, as approved by shareholders on November 30, 2006, a total of 9 million shares of common stock were reserved for issuance thereunder. On January 19, 2012, at a special meeting of shareholders, the Company's shareholders approved additional amendments to the Plan to, among other things, increase the number of shares of common stock reserved for issuance thereunder from 9 million to 13.5 million shares.

        The following table summarizes information about stock options under the Plan outstanding at December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands, except per share and year data)
Balance at December 31, 2010	3,086	$2.02	7.6
Granted	947	$7.10
Exercised	(163)	$2.52		$864

Balance at December 31, 2011	3,870	$3.24	7.3
Granted	300	$5.80
Exercised	(445)	$1.84		$596
Forfeited	(128)	$6.27
Expired	(36)	$7.96

Balance at December 31, 2012	3,561	$3.47	6.6
Granted	1,728	$2.26
Exercised	(48)	$1.97		$47
Forfeited	(400)	$4.57

Balance at December 31, 2013	4,841	$2.96	5.2	$1,190

Exercisable at December 31, 2013	2,795	$2.83	5.3	$1,190

        Stock options have been granted to key employees, directors and others under the Plan. Options to purchase shares under the Plan were granted at or above market value as of the date of the grant. During the year ended December 31, 2013, the Company granted stock options to certain employees and directors for an aggregate of 1.7 million shares of common stock (2012—0.3 million, 2011—0.9 million) at a weighted average exercise price of $2.26 per share (2012—$5.80, 2011—$7.10). The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years (2012, 2011—10 years) from the date of issue.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 11 STOCK BASED COMPENSATION (Continued)

        The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.50% to 0.86%	0.97%	1.74% to 2.33%
Dividend yield	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	66% to 69%	75%	90% to 100%
Weighted-average expected life of option	3.5 years	6.0 years	6.6 years
Weighted-average grant date fair value	$1.02	$3.80	$4.86

        During the year ended December 31, 2013, the Company recorded stock option expense of $1.4 million (2012—$3.4 million, 2011—$2.7 million). As previously discussed in Note 3, Business Acquisition, the Company issued replacement stock options in connection with the Minera Andes acquisition and stock option expense related to these replacement stock options was $0.2 million for the year ended December 31, 2013 (2012—$1.3 million).

        At December 31, 2013, there was $1.1 million of unrecognized compensation expense related to 2.0 million unvested stock options outstanding. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

        The following tables summarize information about stock options outstanding and exercisable at December 31, 2013 for the Company's Plan, the replacement options from the acquisition of Minera Andes in 2012, and the replacement options from the acquisition of Nevada Pacific Gold Ltd. in 2007. C$ refers to Canadian dollars.

McEwen Mining Inc.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.00 - $2.00	1,264,000	$1.02	5.0	1,264,000	$1.02	5.0
$2.01 - $4.00	2,505,800	$2.37	4.5	887,800	$2.58	4.7
$4.01 - $6.00	361,500	$5.67	7.3	161,500	$5.50	6.3
$6.01 - $8.31	709,500	$7.14	7.0	481,501	$7.16	7.0

Minera Andes Inc.

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)
C$0.00 - C$1.50	40,500	C$	1.47	1.0	40,500	C$	1.47	1.0
C$1.51 - C$2.00	45,000	C$	1.62	0.9	45,000	C$	1.62	0.9
C$2.01 - C$2.50	369,150	C$	2.27	1.6	369,150	C$	2.27	1.6
C$2.51 - C$3.00	45,000	C$	2.51	1.6	45,000	C$	2.51	1.6

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 11 STOCK BASED COMPENSATION (Continued)

Nevada Pacific Gold Ltd.

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)
C$0.00 - C$4.50	64,650	C$	4.32	1.7	64,650	C$	4.32	1.7
C$4.51 - C$5.00	112,643	C$	4.74	2.9	112,643	C$	4.74	2.9
C$5.01 - C$5.50	49,450	C$	5.30	0.1	49,450	C$	5.30	0.1
C$5.51 - C$6.70	60,950	C$	6.62	1.9	60,950	C$	6.62	1.9

NOTE 12 LOSS PER SHARE

        Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

        The computations for basic loss per common share for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands, except per share)
Net loss for the year	$(147,742)	$(66,654)	$(61,872)
Weighted average number of common shares	297,041	261,223	147,692

Loss per common share	$(0.50)	$(0.26)	$(0.42)

        Options to purchase 2.1 million shares of common stock (2012—1.6 million, 2011—1.1 million) at an average exercise price of $5.04 at December 31, 2013 (2012—$6.32, 2011—$7.15) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company's common stock for the year ended December 31, 2013. Other outstanding options to purchase 3.6 million shares of common stock (2012—2.9 million, 2011—5.0 million) were not included in the computation of diluted weighted average shares in the year ended December 31, 2013 because their effect would have been anti-dilutive.

NOTE 13 RENTAL EXPENSE, COMMITMENTS AND CONTINGENCIES

        For the year ended December 31, 2013, the Company had rental expense under operating leases of $0.8 million (2012—$0.7 million; 2011—$0.1 million).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 13 RENTAL EXPENSE, COMMITMENTS AND CONTINGENCIES (Continued)

        At December 31, 2013, the Company is obligated for the next five years under purchase commitments, long term leases covering office space, exploration expenditures, option payments on properties for the following minimum amounts:

	2014	2015	2016	2017	2018
	(in thousands)
Lease Obligations	$3,534	$3,563	$3,648	$4,097	$4,409
Purchase Commitments	3,071	306	—	—	—

Total	$6,605	$3,869	$3,648	$4,097	$4,409

        Lease obligations include a new lease agreement the Company entered into during 2013 for the relocation of its corporate office, with a term extending to 2024. Purchase commitments include $2.4 million that the Company expects to disburse in 2014 for the construction of the El Gallo 2 ball mill. During 2012, the Company had one option agreement which required a cash payment of $900,000 and the issuance of 249,000 shares of common stock over a period of 36 months, of which $750,000 and 207,500 shares has already been paid by the end of 2012. The final installment of cash and 41,500 shares was paid in the first quarter of 2013.

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

NOTE 14 RELATED PARTY TRANSACTIONS

        Since the second quarter of 2010, an aircraft owned and operated by Lexam L.P. (of which Robert R. McEwen is a limited partner and beneficiary) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice.

        Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate. The Company's independent board members have approved a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company. The hourly amount that the Company has agreed to reimburse Lexam L.P. is under half the full cost per hour of operating the aircraft or equivalent hourly charter cost and in any event less than even Mr. McEwen's preferential charter rate. Where possible, trips also include other company personnel, both executives and non-executives, to maximize efficiency. The agreement was approved by the independent members of the Company's Board of Directors.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 14 RELATED PARTY TRANSACTIONS (Continued)

        For the year ended December 31, 2013, the Company incurred and paid $0.2 million (2012—$0.3 million; 2011—$0.1 million) to Lexam L.P. for the use of this aircraft.

NOTE 15 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

Adjustment for MSC Purchase Price Allocation

        In the fourth quarter of 2012, the Company finalized the purchase price allocation for the acquisition of MSC, and the estimated fair value of the investment in MSC was increased from the initial estimate of $225.0 million to $262.9 million. The adjustment affected the composition of the fair value allocation of the investment in MSC's assets, resulting in a reduction in the amortization reported for the first two quarters of 2012 and an increase for the third quarter of 2012. This adjustment is reflected in the 2012 quarterly information below.

Adjustment for Rights Issue

        In December 2012, the Company completed a rights offering. As the rights offering contained a bonus element and the issue was offered to all existing shareholders, basic and diluted earnings were adjusted retroactively for the bonus element for all periods presented as at the time of the offering. The Company determined the bonus element to be an additional 10.6 million shares, which was added to the denominator used in computing basic and diluted earnings per share for the first three quarters of 2012 and for all four quarters of 2011. This adjustment is reflected in the 2012 and 2011 quarterly information below.

        The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2013, 2012, and 2011.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share)
Net (loss) income	$(10,982)	$(128,681)	$3,264	$(11,343)
Net (loss) income per share:
Basic	$(0.04)	$(0.43)	$0.01	$(0.04)
Diluted	$(0.04)	$(0.43)	$0.01	$(0.04)
Weighted average shares outstanding:
Basic	296,778	297,097	297,125	297,159
Diluted	296,778	297,097	297,899	297,159

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 15 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION (Continued)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(in thousands, except per share)
Net loss, as reported	$(19,202)	$(21,251)	$(2,583)	$(26,285)
Adjustment for MSC Purchase Price Allocation	1,851	887	(71)	—

Net loss, as adjusted	$(17,351)	$(20,364)	$(2,654)	$(26,285)
Net loss per share:
Basic and diluted, as reported	$(0.08)	$(0.08)	$(0.01)	$(0.10)
Adjustment for MSC Purchase Price Allocation	0.01	0.01	—	—
Adjustment for Rights Issue	—	—	—	—

Basic and diluted, adjusted	$(0.07)	$(0.07)	$(0.01)	$(0.10)
Weighted average shares outstanding:
Basic and diluted, as reported	233,994	268,009	268,373	274,295
Adjustment for Rights Issue	10,646	10,646	10,646	—

Basic and diluted, adjusted	244,640	278,655	279,019	274,295

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(in thousands, except per share)
Net loss	$(8,734)	$(13,154)	$(23,680)	$(16,304)
Net loss per share:
Basic and diluted, as reported	$(0.07)	$(0.09)	$(0.17)	$(0.12)
Adjustment for Rights Issue	0.01	0.01	0.01	0.01

Basic and diluted, adjusted	$(0.06)	$(0.08)	$(0.16)	$(0.11)
Weighted average shares outstanding:
Basic and diluted, as reported	128,914	139,646	139,725	139,753
Adjustment for Rights Issue	10,646	10,646	10,646	10,646

Basic and diluted, adjusted	139,560	150,292	150,371	150,399

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 16 OPERATING SEGMENT REPORTING

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

	For the year ended December 31, 2013
	Argentina	Mexico	U.S.	Corporate & Other	Total
			(in thousands)
For the year ended December 31, 2013
Gold and silver sales	$—	$45,982	$—	$—	$45,982
Production costs applicable to sales	—	34,594	—	—	34,594
Mine construction costs	—	1,383	—	—	1,383
Mine development costs	—	847	—	—	847
Exploration costs	14,776	6,658	2,952	443	24,829
Income on investment in Minera Santa Cruz S.A. (net of amortization)	(846)	—	—	—	(846)
Impairment of investment in MSC	95,878	—	—	—	95,878
Impairment of mineral property interests and property and equipment	27,729	—	35,234	—	62,963
Loss (gain) on sale of assets	316	—	6,430	(3)	6,743
Operating loss	(139,784)	(2,998)	(47,422)	(10,193)	(200,397)
As at December 31, 2013
Investment in Minera Santa Cruz S.A.	212,947	—	—	—	212,947
Mineral property interests	458,203	11,984	172,781	—	642,968
Total assets	674,269	54,131	177,248	17,418	923,066

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 16 OPERATING SEGMENT REPORTING (Continued)

	For the year ended December 31, 2012
	Argentina	Mexico	U.S.	Corporate & Other	Total
			(in thousands)
Gold and silver sales	$—	$5,966	$—	$—	$5,966
Production costs applicable to sales	—	3,861	—	—	3,861
Mine operating costs	—	8,507	—	—	8,507
Mine construction costs	—	14,260	—	—	14,260
Exploration costs	25,091	15,918	5,060	1,110	47,179
Income on investment in Minera Santa Cruz S.A. (net of amortization) (adjusted—note 15)	(20,835)	—	—	—	(20,835)
Impairment of mineral property interests and property and equipment	179	1,343	16,946	—	18,468
Operating loss (adjusted—note 15)	(8,156)	(43,417)	(25,144)	(14,688)	(91,405)
As at December 31, 2012
Investment in Minera Santa Cruz S.A.	273,948	—	—	—	273,948
Mineral property interests	539,092	12,707	215,268	—	767,067
Total assets	825,047	47,359	220,148	58,383	1,150,937

	For the year ended December 31, 2011
	Argentina	Mexico	U.S.	Corporate & Other	Total
			(in thousands)
Mine construction costs	—	1,745	—	—	1,745
Exploration costs	—	29,160	12,825	998	42,983
Operating loss	—	(35,867)	(15,412)	(8,906)	(60,185)
As at December 31, 2011
Mineral property interests	—	12,750	232,704	—	245,454
Total assets	—	33,899	238,402	38,054	310,355

NOTE 17 FAIR VALUE ACCOUNTING

        Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 17 FAIR VALUE ACCOUNTING (Continued)

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

Assets and liabilities measured at fair value on a recurring basis

        The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2013 and 2012. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as a December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$24,321	$24,321	$—	$—

	$24,321	$24,321	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$177	$177	$—	$—

	$177	$177	$—	$—

	Fair Value as at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$70,921	$70,921	$—	$—

	$70,921	$70,921	$—	$—

Liabilities:
Litigation settlement liability	3,830	3,830	—	—

	$3,830	$3,830	$—	$—

        The Company's cash and cash equivalents is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices. The carrying value of this balance approximates its fair value due to its short-term nature and historically negligible credit losses. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 17 FAIR VALUE ACCOUNTING (Continued)

        As at December 31, 2013, accounts payable included an accrual of $0.2 million for the fair value of approximately 90,300 shares of common stock that are required to be issued as part of the settlement of certain amounts due by the Company to one of its vendors, as discussed in Note 10, Shareholders' Equity. As the Company's stock is quoted on an active market, this liability is classified within Level 1 of the fair value hierarchy.

        The litigation settlement liability at December 31, 2012 represented the fair value of the 1,000,000 shares of the Company's common stock that were required to be issued as part of the settlement with TNR Gold Corp. Since the Company's common stock is quoted on an active market, the liability was classified within Level 1 of the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis

        In the second and fourth quarters of 2013, the Company recorded impairment charges related to certain of its mineral property interests in Nevada and Argentina, as well as its investment in MSC, as discussed in Notes 6 and 7, respectively. The estimated fair values of the Nevada and Argentina mineral property interests were determined using observed market values per acre in the respective regions. The estimated fair value of the Company's investment in MSC was determined using a discounted cash flow approach.

        The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements for the year ended December 31, 2013.

	Date of Fair Value Measurement	Valuation Technique	Unobservable Input	Range / Weighted Average
			Discount Rate	10.0%
			Long Term Gold Price	$1,300 per ounce
Investment in MSC	June 30, 2013	Discounted cash flow	Long Term Silver Price	$22.75 per ounce
			Argentina Inflation Index	10.0%
			United States Inflation Index	1.7%

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 (Continued)

NOTE 17 FAIR VALUE ACCOUNTING (Continued)

        The following non financial assets were measured at fair values on a non-recurring basis as part of the Company's impairment assessments during the year ended December 31, 2013.

	Date of Fair Value Measurement	Total	Level 1	Level 2	Level 3	Total Loss
		(in thousands)
Mineral property interests
Telken Tenements(1)	June 30, 2013	$26,442	$—	$—	$26,442	$13,792
Este Tenements(1)	June 30, 2013	5,337	—	—	5,337	2,784
Piramides Tenements(1)	June 30, 2013	9,736	—	—	9,736	5,079
Tobias Tenements(1)	June 30, 2013	11,645	—	—	11,645	6,074
Limo Complex	December 31, 2013	23,438	—	—	23,438	19,450
Other United States Properties	December 31, 2013	9,610	—	—	9,610	9,497
Investment in MSC	June 30, 2013	176,282	—	—	176,282	95,878

		$262,490	$—	$—	$262,490	$152,554

(1)
The fair values for the Telken, Este, Piramides and Tobias Tenements were determined prior to the transfer of these properties to MSC as part of the vend-in agreement between the Company and Hochschild, as described in Note 6, Mineral Property Interests and Asset Retirement Obligations, and Note 7, Investment in Minera Santa Cruz S.A. ("MSC")—San José Mine. As at December 31, 2013, these tenements were transferred to MSC and were therefore not included in the Company's mineral property interests as at December 31, 2013.

NOTE 18 COMPARATIVE FIGURES

        Certain prior year information was reclassified to conform with the current year's presentation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the Commission's rules and forms and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2014.

        The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 10, 2014		Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN Robert R. McEwen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
/s/ PERRY Y. ING Perry Y. Ing	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014
/s/ ALLEN AMBROSE Allen Ambrose	Director	March 10, 2014
/s/ MICHELE L. ASHBY Michele L. Ashby	Director	March 10, 2014
/s/ LEANNE M. BAKER Leanne M. Baker	Director	March 10, 2014
/s/ RICHARD BRISSENDEN Richard Brissenden	Director	March 10, 2014
/s/ DONALD QUICK Donald Quick	Director	March 10, 2014
/s/ MICHAEL STEIN Michael Stein	Director	March 10, 2014

EXHIBIT INDEX

2.1	Arrangement Agreement, dated September 22, 2011, by and among the Company, Canadian Exchange Co. and Minera Andes (incorporated by reference from the Report on Form 8-K filed with the SEC on September, 23, 2011, Exhibit 2.1, File No. 001-33190)
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
10.5
Purchase and Sale Agreement between the Company and Tonkin Springs LLC, as purchasers, and Gold Standard Royalty (Nevada) Inc., and Julian E. Simpson, as Sellers, dated July 19, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on July 25, 2011, Exhibit 10.1, File No. 001-33190)
10.6
Employment Agreement between the Company and William Faust dated July 27, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on August 2, 2011, Exhibit 10.1, File No. 001-33190)
10.7
Settlement Agreement dated for reference purposes February 4, 2013 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8-K filed with the SEC on February 7, 2013, Exhibit 10.1, File No. 001-33190
10.8	Refining Agreement dated December 16, 2013, by and among the Company and Johnson Matthey Gold & Silver Refining Inc., filed herein.
10.9	Mining Production Work Agreement dated September 23, 2013, by and among the Company, and Exploraciones Mineras Del Desierto SA de CV, filed herein.

14	Code of Ethics, filed herein.
21	Subsidiaries of the Company, filed herein.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, filed herein.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing, filed herein.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing, filed herein.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (ii) the Audited Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) the Audited Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to the Audited Consolidated Financial Statements, filed herein.