Form 10-K/A
period 2012-12-31
McEwen Mining Inc.
filed 2014-04-25
CIK 314203

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

EXPLANATORY NOTE

McEwen Mining Inc. (“we”, “us”, or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013 (the “Original Filing”), as previously amended by Amendment No. 1 on Form 10-K/A filed on March 10, 2014 (the “Prior Amendment”), to: (i) amend Item 15 of Part IV of the Original Filing, as previously amended,  pursuant to Rule 3-09 of Regulation S-X to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest; and (ii) amend Item 9A of Part II of the Original Filing to revise management’s conclusion with respect to its evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. MSC met the significant subsidiary test described above for the Company’s fiscal year ending December 31, 2012 and the Company has included in this Form 10-K/A the required Balance Sheets as of the end of the each of the two years ended December 31, 2012, the Statements of Income for the three years ended December 31, 2012, the Statements of Changes in Shareholder’s Equity for two years ended December 31, 2012, the Statements of Cash Flows for the three years ended December 31, 2012, and the accompanying Notes to the Financial Statements of MSC. These statements and accompanying notes were required to be audited only for those fiscal years in which either the first or third condition set forth in Rule 1-02(w), substituting 20% for 10%, is met. As such, only the financial statements for the year ended December 31, 2012 are audited.  The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing, as previously amended, except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing and Prior Amendment have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing and Prior Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing, Prior Amendment and the Company’s other filings with the SEC subsequent to March 11, 2013.

PART II

ITEM 9A.                                       CONTROLS AND PROCEDURES

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, due to the issue set forth below, our disclosure controls and procedures were not effective as of December 31, 2012 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC. In particular, for the year ended December 31, 2012, the Company failed to identify the requirement to file separate financial statements for its significant equity investee, Minera Santa Cruz S.A, as required by Rule 3-09 of Regulation S-X. The Company considers the matter isolated and will involve, as needed, additional expertise in the evaluation of complex, non-routine transactions to obtain guidance as to the Company’s disclosure obligations, including application of the rules for filing financial statements of a significant equity investee.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of KPMG LLP, an independent registered public accounting firm, are included in Item 8 of the annual report on Form 10-K filed on March  11, 2013.

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

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: April 25, 2014		Perry Y. Ing, Vice President and Chief Financial Officer

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

10.1                                                Support Agreement, dated January 24, 2012, by and among the Company, Canadian Exchange Co. and Callco (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 10.1, File No. 001-33190)

10.2†                                         Amended and Restated US Gold Corporation Equity Incentive Plan dated as of October 4, 2011 (incorporated by reference from Annex H to the Definitive Proxy Statement on Schedule 14A filed with the SEC on December 13, 2011, File No. 001-33190)

10.3                                                Agreement To Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

10.4†                                         Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.5                                                Purchase and Sale Agreement between the Company and Tonkin Springs LLC, as purchasers, and Gold Standard Royalty (Nevada) Inc., and Julian E. Simpson, as Sellers, dated July 19, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on July 25, 2011, Exhibit 10.1, File No. 001-33190)

10.6†                                         Employment Agreement between the Company and William Faust dated July 27, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on August 2, 2011, Exhibit 10.1, File No. 001-33190)

10.7                                                Settlement Agreement dated for reference purposes February 4, 2013 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8-K filed with the SEC on February 7, 2013, Exhibit 10.1, File No. 001-33190)

10.8**                                  Refining Agreement dated for reference purposes April 13, 2012 between the Company and Johnson Matthey Inc.

21*                                                   Subsidiaries of the Company

23.1**                                  Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2***                           Consent of Ernst & Young LLP, Independent Auditors regarding opinion in Exhibit 99.1

31.1***                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

31.2***                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing

32***                                     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and  Perry Y. Ing

99.1***                           Financial Statements of Minera Santa Cruz S.A. for the years ended December 31, 2012, 2011 and 2010

101*                                            The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (ii) the Audited Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to the Audited Consolidated Financial Statements.

*                                         Incorporated by reference to the corresponding exhibit to the Original Form 10-K filing.

**                                  Incorporated by reference to the corresponding exhibit to the Form 10-K/A (Amendment No. 1) filing.

***                           Filed or furnished with this amendment.

†                                         Indicates management compensatory plan, contract, or arrangement.