Form 10-Q
period 2014-03-31
McEwen Mining Inc.
filed 2014-05-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIRES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-33190

MCEWEN MINING INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 King Street West, Suite 2800, Toronto, Ontario Canada M5H 1J9

(Address of principal executive offices)  (Zip code)

(866) 441-0690

(Registrant’s telephone number, including area code)

181 Bay Street, Suite 4750, Toronto, Ontario Canada M5J 2T3

(Former address of principal executive offices if changed since last report)  (Zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 265,879,944 shares outstanding as of May 2, 2014 (and 31,279,415 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share)

	Three months ended March 31,
	2014	2013
REVENUE:
Gold and silver sales	$11,130	$13,498
	11,130	13,498
COSTS AND EXPENSES:
Production costs applicable to sales	8,527	10,593
Mine construction costs	939	—
Mine development costs	1,568	471
Exploration costs	2,680	14,600
Property holding costs	1,454	1,377
General and administrative	3,227	4,192
Depreciation	225	282
Accretion of asset retirement obligation (note 3)	101	113
(Income) loss on investment in Minera Santa Cruz S.A., net of amortization (note 4)	(7,029)	237
Total costs and expenses	11,692	31,865

Operating loss	(562)	(18,367)

OTHER INCOME (EXPENSE):
Interest income	75	71
Gain on litigation settlement	—	560
Foreign currency (loss) gain	(583)	291
Total other income (expense)	(508)	922

Loss before income taxes	(1,070)	(17,445)
Recovery of income taxes (note 8)	18,957	6,463
Net income (loss)	17,887	(10,982)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale securities, net of taxes	1	—

Comprehensive income (loss)	$17,888	$(10,982)
Net income (loss) per share (note 9):
Basic	$0.06	$(0.04)
Diluted	$0.06	$(0.04)
Weighted average common shares outstanding (thousands) (note 9):
Basic	297,159	296,778
Diluted	298,410	296,778

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,471	$24,321
IVA taxes receivable	13,081	11,591
Inventories (note 2)	9,323	8,800
Other current assets	1,817	2,059
Total current assets	43,692	46,771

Mineral property interests	642,646	642,968
Restrictive time deposits for reclamation bonding (note 3)	5,183	5,183
Investment in Minera Santa Cruz S.A. (note 4)	216,031	212,947
Property and equipment, net (note 5)	16,917	15,143
Other assets	142	54
TOTAL ASSETS	$924,611	$923,066

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,930	$9,797
Current portion of asset retirement obligation (note 3)	1,454	1,392
Total current liabilities	13,384	11,189

Asset retirement obligation, less current portion (note 3)	5,894	5,855
Deferred income tax liability (note 8)	139,898	158,855
Other liabilities	400	400
Total liabilities	$159,576	$176,299

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 265,317 as of March 31, 2014 and 264,913 shares as of December 31, 2013 issued and outstanding
Exchangeable: 31,842 shares as of March 31, 2014 and 32,246 shares as of December 31, 2013 issued and outstanding	1,355,076	1,354,696
Accumulated deficit	(589,747)	(607,634)
Accumulated other comprehensive loss	(294)	(295)
Total shareholders’ equity	765,035	746,767

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$924,611	$923,066

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Accumulated Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	378	—	—	378
Exercise of stock options	20	34	—	—	34
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Net loss	—	—	—	(10,982)	(10,982)
Balance, March 31, 2013	297,086	$1,353,555	$(294)	$(470,874)	$882,387

Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation	—	380	—	—	380
Unrealized gain on available-for-sale securities, net of taxes	—	—	1	—	1
Net income	—	—	—	17,887	17,887
Balance, March 31, 2014	297,159	$1,355,076	$(294)	$(589,747)	$765,035

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Cash paid to suppliers and employees	$(19,034)	$(38,193)
Cash received from gold and silver sales	11,130	13,128
Dividends received from Minera Santa Cruz S.A.	3,945	—
Interest received	75	71
Cash used in operating activities	(3,884)	(24,994)
Cash flows from investing activities:
Acquisition of mineral property interests	—	(150)
Additions to property and equipment	(371)	(175)
Cash used in investing activities	(371)	(325)
Cash flows from financing activities:
Exercise of stock options	—	34
Cash provided by financing activities	—	34
Effect of exchange rate change on cash and cash equivalents	(595)	(514)
Decrease in cash and cash equivalents	(4,850)	(25,799)
Cash and cash equivalents, beginning of period	24,321	70,921
Cash and cash equivalents, end of period	$19,471	$45,122

Reconciliation of net loss to cash used in operating activities:
Net income (loss)	$17,887	$(10,982)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss on investment in Minera Santa Cruz S.A., net of amortization	(7,029)	237
Recovery of income taxes	(18,957)	(6,463)
Gain on litigation settlement	—	(560)
Stock-based compensation	380	378
Depreciation	225	282
Accretion of asset retirement obligation	101	113
Amortization of mineral property interests and asset retirement obligations	322	669
Foreign exchange loss	595	514
Change in non-cash working capital items:
Increase in other assets related to operations	(1,857)	(561)
Increase (decrease) in liabilities related to operations	504	(8,621)
Dividends received from Minera Santa Cruz S.A.	3,945	—
Cash used in operating activities	$(3,884)	$(24,994)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

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

The Company operates in Argentina, Mexico, and the United States.  It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner and operator of the producing San José mine in Santa Cruz, Argentina, which is controlled by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’). It also owns the El Gallo 1 mine in Sinaloa, Mexico, where production resumed in September 2012. In addition to its operating properties, the Company also holds interests in numerous exploration stage properties and projects in Argentina, Mexico and the United States.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, the Consolidated Balance Sheets as at March 31, 2014 (unaudited) and December 31, 2013, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014  and 2013, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2013.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2013.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit:  In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Foreign Currency Matters: In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Presentation of Financial Statements (ASC 205) and Property, Plant and Equipment (ASC 360) — Reporting Discontinued Operations and Disclosures of Components of an Entity:  In April 2014, ASC guidance was amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2015. The new guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2   INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Ore on leach pads	$2,451	$2,749
In-process inventory	3,203	2,681
Stockpiles	255	778
Precious metals	2,015	1,300
Materials and supplies	1,399	1,292
Inventories	$9,323	$8,800

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 3   ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 mine in Mexico.

The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) was $2.8 million as of March 31, 2014. Expenses are expected to be incurred between the years 2014 and 2040. The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  As at March 31, 2014, the closure plan has already been approved by the NDEP but is still under review by the BLM pursuant to the National Environmental Policy Act. A request for additional information was received from the BLM in the last quarter of 2013. A response to the request for additional information is being prepared for submittal. It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of this review.  The Company, however, is unable to meaningfully estimate possible increases at this time. For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies, and at March 31, 2014, had cash bonding in place of $5.2 million (December 31, 2013 - $5.2 million).

The current undiscounted estimate of the reclamation costs for existing disturbances at the El Gallo 1 mine was $4.6 million as of March 31, 2014. Expenses are expected to be incurred between the years 2014 and 2018. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2014 and for the year ended December 31, 2013 are as follows:

	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013
	(in thousands)
Asset retirement obligation liability, beginning balance	$7,247	$6,359
Settlements	—	(60)
Accretion of liability	101	461
Adjustment reflecting updated estimates	—	487
Asset retirement obligation liability, ending balance	$7,348	$7,247

As at March 31, 2014, the current portion of the asset retirement obligation was $1.5 million (December 31, 2013 - $1.4 million).

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are to be charged to expense based on the units of production method and upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at El Gallo 1 as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three months ended March 31, 2014, the Company recorded $0.3 million of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014, of which $0.1 million related to the amortization of capitalized asset retirement costs.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 4   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

The Company’s share of earnings from its investment in MSC is included in the Consolidated Statement of Operations and Comprehensive Income (Loss), and amounted to $3.0 million for the three months ended March 31, 2014, or 49% of MSC’s reported net income of $6.2 million. The amortization of the fair value increments arising from the purchase price allocation of $1.8 million, net of a recovery of income taxes of $5.8 million due to the impact of the devaluation of the Argentine peso relative to the U.S. dollar on the deferred tax liability associated with MSC as part of the Minera Andes acquisition, increased the Company’s share of the reported net income from MSC by $4.0 million, resulting in net income of $7.0 million. This compares to $1.2 million for the three months ended March 31, 2013, or 49% of MSC’s reported net income of $2.4 million, which was reduced by the amortization of the fair value increments of $1.4 million, net of tax, for a net loss of $0.2 million.

During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated, resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As the error was not material to previously-reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013. As a result, the income from the Company’s equity investment of 49% in MSC for the three months ended March 31, 2013 was understated by $1.9 million.

Changes in the Company’s investment in MSC for the three months ended March 31, 2014 and year ended December 31, 2013 are as follows:

	Three months ended	Year ended
	March 31, 2014	December 31, 2013
	(in thousands)
Investment in MSC, beginning balance	$212,947	$273,948
Income from equity investment	3,029	2,126
Amortization of fair value increments, net of tax	4,000	(1,280)
Dividend distribution	(3,945)	(1,826)
Impairment of investment in MSC	—	(95,878)
Contribution of Santa Cruz exploration properties, net of tax	—	35,857
Investment in MSC, ending balance	$216,031	$212,947

A summary of the operating results from MSC for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
	(in thousands)
Minera Santa Cruz S.A. (100%)
Net sales	$56,889	$43,813
Production costs applicable to sales	(39,637)	(36,803)
Income from operations before extraordinary items	6,182	2,440
Net income	6,182	2,440

Portion attributable to McEwen Mining Inc. (49%)
Net income on investment in MSC	$3,029	$1,196
Amortization of fair value increments, net of tax	4,000	(1,433)
Income (loss) on investment in MSC, net of amortization	$7,029	$(237)

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 4   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

As at March 31, 2014, MSC had current assets of $106.2 million, total assets of $544.4 million, current liabilities of $42.6 million and total liabilities of $138.7 million on an unaudited basis. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and are net of the impairment charge of $95.9 million recorded in the second quarter of 2013.

During the the three months ended March 31, 2014, the Company received $3.9 million in dividends from MSC, compared to $nil during the same period in 2013.

NOTE 5   PROPERTY AND EQUIPMENT

As at March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Trucks and trailers	$1,041	$1,041
Office furniture and equipment	1,163	1,163
Drill rigs	998	998
Building	1,469	1,469
Land	8,699	8,672
Mining equipment	1,363	1,206
Construction-in-progress	5,709	3,894
Subtotal	$20,442	$18,443
Less: accumulated depreciation	(3,525)	(3,300)
Total	$16,917	$15,143

The increase in property and equipment from December 31, 2013 to March 31, 2014 was mainly in relation to construction-in-progress assets, which include advances the Company made to a supplier for long-lead items for its El Gallo 2 project.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively.

NOTE 6   SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2014, 0.4 million exchangeable shares were converted into common stock.  At March 31, 2014, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 31.8 million.

In 2013, the Company entered into an agreement with one of its mining contractors to settle parts of its account payables with shares of common stock of the Company, up to a maximum of 2,500,000 shares. The number of shares to be issued is determined monthly, based on the amount payable by the Company for services rendered above a defined tonnage threshold, using the closing price of the common stock quoted on active markets at the end of every month. As at March 31, 2014, the Company was required to issue a cumulative total of approximately 156,500 common shares under this agreement. The fair value of this liability of $0.4 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as at March 31, 2014.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 7   STOCK-BASED COMPENSATION

During the three months ended March 31, 2014 and 2013, the Company recorded stock option expense of $0.4 million. During those periods, no stock options were granted to employees or directors.

NOTE 8   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% primarily due to changes in the deferred tax liability associated with mineral property interests acquired with the Minera Andes acquisition. This deferred tax liability, which is denominated in Argentine peso, is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three months ended March 31, 2014, the Company recorded an income tax recovery of $18.9 million as a result of the Argentine peso devaluation, compared to $6.2 million for the three months ended March 31, 2013.

NOTE 9   INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments. Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic income (loss) per share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands, except per share)
Net income (loss)	$17,887	$(10,982)
Weighted average common shares (thousands):
Basic	297,159	296,778
Effect of employee stock-based awards	1,251	—
Diluted	298,410	296,778
Net income (loss) per share:
Basic	$0.06	$(0.04)
Diluted	$0.06	$(0.04)

Options to purchase 1.5 million shares of common stock (March 31, 2013 — 1.8 million) at March 31, 2014 at an average exercise price of $5.95 per share (March 31, 2013 — $5.98) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for the three months ended March 31, 2014 and 2013, respectively. Other outstanding options to purchase 1.2 million shares of common stock were not included in the computation of diluted weighted average shares in the three months ended March 31, 2013 because their effect would have been anti-dilutive.

NOTE 10   RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2014, the Company incurred and paid $20,480 to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft, compared to $70,525 for the three months ended March 31, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

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

The financial information relating to the Company’s segments as of, and for the three months ended, March 31, 2014 and 2013 is as follows:

	For the three months ended March 31, 2014
				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended March 31, 2014
Gold and silver sales	$—	$11,130	$—	$—	$11,130
Production costs applicable to sales	—	(8,527)	—	—	(8,527)
Mine construction costs	—	(939)	—	—	(939)
Mine development costs	—	(1,568)	—	—	(1,568)
Exploration costs	(501)	(1,388)	(686)	(105)	(2,680)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	7,029	—	—	—	7,029
Operating income (loss)	6,258	(3,048)	(1,429)	(2,343)	(562)

As at March 31, 2014
Investment in Minera Santa Cruz S.A.	216,031	—	—	—	216,031
Mineral property interests	458,203	11,662	172,781	—	642,646
Total assets	677,246	57,433	176,862	13,070	924,611

	For the three months ended March 31, 2013
				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended March 31, 2013
Gold and silver sales	$—	$13,498	$—	$—	$13,498
Production costs applicable to sales	—	(10,593)	—	—	(10,593)
Mine development costs	—	(471)	—	—	(471)
Exploration costs	(11,462)	(2,485)	(580)	(73)	(14,600)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(237)	—	—	—	(237)
Operating loss	(11,912)	(2,050)	(945)	(3,460)	(18,367)

As at December 31, 2013
Investment in Minera Santa Cruz S.A.	212,947	—	—	—	212,947
Mineral property interests	458,203	11,984	172,781	—	642,968
Total assets	674,269	54,131	177,248	17,418	923,066

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

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

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$19,471	$19,471	$—	$—
	$19,471	$19,471	$—	$—
Liabilities:
Accounts payable and accrued liabilities	$371	$371	$—	$—
	$371	$371	$—	$—

	Fair Value as at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$24,321	$24,321	$—	$—
	$24,321	$24,321	$—	$—
Liabilities:
Accounts payable and accrued liabilities	177	177	—	—
	$177	$177	$—	$—

The Company’s cash and cash equivalents is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

As at March 31, 2014, accounts payable included an accrual of $0.4 million for the fair value of approximately 156,500 shares of common stock that are required to be issued as part of the settlement of certain amounts due by the Company to one of its vendors, as discussed in Note 6, Shareholders’ Equity. As the Company’s stock is quoted on an active market, this liability is classified within Level 1 of the fair value hierarchy.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of May 7, 2014 for the foreseeable future. It also analyzes our financial condition at March 31, 2014 and compares it to our financial condition at December 31, 2013. Finally, the discussion analyzes our results of our operations for the three months ended March 31, 2014 and compares those results to the three months ended March 31, 2013.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with the MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2013.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, adjusted net loss, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, beginning on page 28.

Reliability of Information: Minera Santa Cruz S.A. (“MSC”), the owner of the San José mine, is responsible for and has supplied to us all reported results from the San José mine.  The financial and technical information contained herein is, with few exceptions as noted, based entirely on information provided to us by MSC.  Our joint venture partner, a subsidiary of Hochschild Mining plc, and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of this information.

CAUTIONARY NOTE TO UNITED STATES INVESTORS — INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

We are required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the SEC.

Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 (“Guide 7”) promulgated by the SEC.  Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  Under Guide 7 standards, a “Final” or “Bankable” feasibility or other study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority.  One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “reserves” under Guide 7 standards.  U.S. investors should be aware that McEwen Mining’s properties located in Argentina (with the exception of the San José mine), Mexico and the United States do not have “reserves” as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant “reserves”.

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

We also note that drill results in one area are not indicative of mineralized material in other areas where we have mining interests. Furthermore, mineralized material identified on our properties does not and may never have demonstrated economic or legal viability.

Overview

McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, production of, and sale of gold and silver.  Our principal assets consists of our 49% interest in the San José mine in Santa Cruz, Argentina; the El Gallo Complex in Sinaloa, Mexico; the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands, unless otherwise indicated)
Gold and silver sales	$11,130	$13,498
Income (loss) on investment in Minera Santa Cruz S.A., net of amortization	$7,029	$(237)
Earnings from mining operations (1) (3):	$11,378	$7,009
Net income (loss)	$17,887	$(10,982)
Net income (loss) per common share - basic and diluted	$0.06	$(0.04)
Adjusted net loss (3)	$(6,180)	$(19,560)
Adjusted net loss per common share - basic and diluted (3)	$(0.02)	$(0.07)
Consolidated gold ounces (1):
Produced	20	17
Sold	19	14
Consolidated silver ounces (1):
Produced	725	668
Sold	733	443
Consolidated gold equivalent ounces (1) (2):
Produced	32	30
Sold	32	23
Consolidated average realized price ($/ounce) (1) (3):
Gold	$1,319	$1,595
Silver	$20.15	$28.99
Consolidated costs per gold equivalent ounce ($/ounce) (1) (2):
Total cash costs (3) (4)	$790	$953
All-in sustaining costs (3) (5)	$1,100	$1,649
All-in costs (3) (5)	$1,312	$2,326
Silver : gold ratio (2)	60 : 1	52 : 1

(1)              Includes portion attributable to us from our 49% interest in the San José mine.

(2)              Gold equivalent ounces and costs per gold equivalent ounce for 2014 are calculated using an average silver to gold ratio of 60 : 1. Prior to 2014, the silver to gold ratio was 52 : 1.

(3)              Earnings from mining operations, adjusted net loss, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 28 for additional information, including definitions of these terms.

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

Operating and Financial Highlights

•                       Gold equivalent production in the first quarter of 2014 totaled 32,146 ounces, which includes 22,781 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina, and 9,365 gold equivalent ounces from the El Gallo 1 mine in Mexico.

•                       Total cash costs, all-in sustaining costs and all-in costs for the first quarter of 2014 for all of our operations on a consolidated basis totaled $790, $1,100 and $1,312 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine for the first quarter of 2014 totaled $816 and $992 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $720 and $1,046 per gold equivalent ounce, respectively.

•                       Gold equivalent ounces sold in the first quarter of 2014 totaled 31,705 ounces, which includes 23,116 gold equivalent ounces attributable to us from our 49% interest in the San José mine, and 8,589 gold equivalent ounces from El Gallo 1.

•                       The average realized price for all of our operations on a consolidated basis in the first quarter of 2013 was $1,319 and $20.15 per ounce of gold and silver sold, respectively.

•                       We reported consolidated net income of $17.9 million, or $0.06 per share for the first quarter of 2014, compared to a net loss of $11.0 million, or $0.04 per share for the comparable period in 2013. The improvement in operations compared to 2013 is primarily due to a recovery of deferred income taxes due to the devaluation of the Argentine peso relative to the U.S. dollar of $24.7 million, as well as reduced exploration expenses. Removing the impact of foreign currency gains and losses, adjusted net loss for the quarter ended March 31, 2014 was $6.2 million, compared to $19.6 million for the comparable period in 2013.

•                       Earnings from mining operations for the quarter ended March 31, 2014 were $11.4 million, compared to $7.0 million for the comparable period in 2013.

•                       We ended the quarter with $21.5 million in cash and precious metals and no debt.

Development and Exploration Activities

El Gallo, Sinaloa, Mexico

El Gallo 1

During the first quarter of 2014, we continued our work on the expansion of El Gallo 1 in order to increase capacity from a nominal 3,000 tonnes per day to 4,500 tonnes per day. The expansion was completed in April 2014. Commissioning is expected to commence during the second quarter of 2014, with the expansion expected to be fully operational during the fourth quarter of 2014. Key advancements during the first quarter of 2014 focused on the heap leach pad construction, increasing crushing equipment inventory levels, and process plant upgrades, as these areas are critical for increased production at El Gallo 1.  For the three months ended March 31, 2014, we spent $0.9 million on the expansion, for a total of $2.3 million spent to that date.

Remaining projected equipment upgrades and development activities are summarized below:

•                  Installing a new series of pumps, generators and carbon columns.

•                  Upgrading the electro-winning cells at the ADR (adsorption-desorption-recovery) process plant.

•                  Expanding the heap leach pad to accommodate the increased throughput and subsequent ore delivery rate.

El Gallo 2

A final decision to proceed with the construction of El Gallo 2 has not been made. Any decision to proceed would be based on prevailing silver prices and securing financing on terms that are more favorable than those that were available to us at the time of filing this report. In order to prepare for a possible construction decision later this year, we have been evaluating possible debt financing alternatives and advancing the ball mill, which is the longest lead time item associated with the mine. The ball mill is 75% complete and expected to be delivered in the fourth quarter of 2014.

Two additional permits associated with El Gallo 2 are expected to be submitted in the second half of 2014. The first permit would allow the mining of a satellite deposit, Palmarito. This deposit represents approximately 15% of projected annual silver production at El Gallo 2. The second permit is for a right-of-way that will connect the El Gallo 2 operation to the Mexican power grid. However, construction of the mine could begin with power provided by generators with the option of later connecting to the grid. These permits will not prevent construction from proceeding.

For the three months ended March 31, 2014, we spent $1.6 million on mine development costs, which includes $1.4 million for the Land Use Change permit in January 2014. We expect to disburse an additional $2.4 million for the ball mill in the second and third quarters of 2014.

Based on on-going cost savings studies, we believe that approximately $20 million in capital costs can be reduced from previous estimates with minimal impact on production by: 1) reducing the number of leach tanks; 2) building a smaller process plant / refinery; 3) using modular crushers; and, 4) reducing the number of transformers. With these projected savings and taking into account the funds spent to date, approximately $150 million would be required in order to complete the mine. The El Gallo 2 feasibility study has not been updated to reflect these possible changes.

Exploration

El Gallo, Sinaloa, Mexico

Currently, one core drill is operating at the El Gallo 1 mine. Drilling is focused on further expanding the Central area, identifying potential parallel zones, and testing exploration targets at and around the mine area. In addition, several geotechnical drilling programs were completed relating to the El Gallo 1 heap leach pad expansion, pit design for the Central area and El Gallo 2 plant site civil development.

Gold Bar Project, Nevada, U.S.

Gold Bar is located primarily on public lands managed by the BLM. We submitted our Plan of Operations permit application during the fourth quarter of 2013, and received a completeness determination from the BLM in April 2014. A subsequent determination of the level of National Environmental Policy Act (“NEPA”) and commencement of the NEPA process will occur after review and approval of baseline documents for the associated land actions.

South Roberts Project, Nevada, U.S.

During the quarter, we entered into a Joint Venture Agreement (“JVA”) with partner, Kinetic Gold (US) Inc. (“Kinetic”). South Roberts is located in the Cortez trend 10 miles (16 km) south-east of the Gold Bar deposit. Recent and historical geochemical and geophysical work has identified a number of untested near surface targets. Drilling has begun on this project.

As part of the JVA, McEwen Mining was granted the right to earn a 70% interest over a four-year period (“Earn-In Period”) based on the following terms:

•                  Minimum spending of $4 million in exploration and development expenditures over the Earn-In Period;

•                  The $4 million spending requirement must include a minimum drilling footage of 15,000 ft. (4,500m).

During the Earn-In Period, McEwen Mining will be the operator of the exploration program. We plan to drill 5 holes totaling 7,500 ft. (2,300 m).

Los Azules Copper Project, Argentina

The 2013-2014 season started in December 2013 and was completed in March 2014.  We completed baseline studies regarding flora, fauna, water quality and glaciers. We do not expect to complete significant exploration work during this 2013-2014 season. Expenditures for the remainder of 2014 for the Los Azules project are budgeted to be approximately $1.1 million.

Santa Cruz Exploration, Argentina

We are continuing with our review of our 100% owned properties in the province of Santa Cruz, Argentina with extensive sampling and mapping taking place, along with selective drilling of prospective targets. We do not expect to complete significant drilling in 2014. Expenditures for the remainder of 2014 for the Santa Cruz properties are budgeted to be approximately $0.2 million.

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

The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three month periods ended March 31, 2014 and 2013. Also included below are the production figures on a 49% attributable basis.

San José Mine Operating Results (100%)

	Three months ended March 31,
	2014	2013
	(in thousands, unless otherwise indicated)
San José Mine - 100%
Tonnes of ore mined	105	108
Average grade (gpt):
Gold	6.71	6.03
Silver	447	441
Tonnes of ore processed	135	108
Average grade (gpt):
Gold	5.77	6.87
Silver	391	459
Average recovery (%):
Gold	88.1	88.1
Silver	86.9	84.4
Gold ounces:
Produced	22	21
Sold	22	13
Silver ounces:
Produced	1,471	1,351
Sold	1,493	889
Gold equivalent ounces (1) :
Produced	46	47
Sold	47	30
Net sales	$56,889	$43,813
Gross average realized price ($/ounce) (2) :
Gold	$1,337	$1,536
Silver	$20.15	$28.97
Total cash costs (2) (3)	$38,475	$31,570
Total cash costs per ounce sold ($/ounce) (2) (3):
Gold	$872	$1,089
Silver	$12.75	$19.82
Gold equivalent (1)	$816	$1,055
All-in sustaining costs (2) (4)	$46,798	$44,942
All-in sustaining costs per ounce sold ($/ounce) (2) (4):
Gold	$1,060	$1,550
Silver	$15.51	$28.21
Gold equivalent (1)	$992	$1,502
Silver : gold ratio (1)	60 : 1	52 : 1

McEwen Mining - 49% attributable share
Ounces produced:
Gold	11	10
Silver	721	662
Gold equivalent (1)	23	23

(1)              Gold equivalent ounces and costs per gold equivalent ounce for 2014 are calculated using an average silver to gold ratio of 60 : 1. Prior to 2014, the silver to gold ratio was 52 : 1.

(2)              Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 28 for additional information, including definitions of these terms.

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

Production

Production for the three months ended March 31, 2014 was 21,974 ounces of gold and 1,471,081 ounces of silver, compared to production of 21,078 ounces of gold and 1,350,847 ounces of silver in the same period in 2013.  Production during the first quarter of 2014 increased slightly due to the higher number of tonnes processed in 2014, from 108,379 tonnes in the first quarter of 2013 to 134,589 tonnes in the same period in 2014. Production in the first quarter of 2013 was affected by a ten-day stoppage at the mine following an outbreak of a food-transmitted illness. Local health authorities in Argentina confirmed that the illness was caused by factors external to MSC and its contractors. There were no significant production stoppages in the first quarter of 2014.

Sales

For the three months ended March 31, 2014, net sales realized by MSC from the sale of gold and silver totaled $56.9 million compared to $43.8 million for the same period in 2013, an increase of $13.1 million or 30%. The increase was a result of the higher number of ounces sold in the first quarter of 2014 compared to 2013, with 22,298 ounces of gold sold and 1,492,687 ounces of silver sold in the first quarter of 2014, compared to 12,817 ounces of gold and 889,078 ounces of silver sold in the same period in 2013. Sales in the first quarter of 2013 were unusually low due to the timing of shipments.

The increase in sales volume was partly offset by lower average realized prices in 2014 compared to 2013, most notably with respect to silver prices. The average gross sale price for silver sold in the first quarter of 2014 was $20.15 per ounce, a decrease of 30% compared to an average $28.97 per ounce received in the same period in 2013.  In comparison, the average London P.M. fix price for silver during the first quarter of 2014 decreased by 32% to $20.48 per ounce during the first quarter of 2014, compared to $30.11 per ounce for the same period in 2013.

The average gross sale price for gold sold in the first quarter of 2014 was $1,337 per ounce, a decrease of 13% compared to $1,536 per ounce received in the same period in 2013. In comparison, the average London P.M. fix price for gold during the first quarter of 2014 decreased by 21% to $1,293 per ounce, compared to $1,632 per ounce for the same period in 2013.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine per gold equivalent ounce for the quarter ended March 31, 2014 were $816 per gold equivalent ounce sold, compared to $1,055 per gold equivalent ounce sold for the same period in 2013. On a co-product basis (gold and silver), total cash cost for the quarter ended March 31, 2014 were $872 per ounce of gold and $12.75 per ounce of silver, compared to $1,089 per ounce of gold and $19.82 per ounce of silver for the same period in 2013. The decrease in total cash costs is primarily a reflection of cost savings from a cash flow optimization program implemented by MSC in the second quarter of 2013, as well as a reduction in costs due to a devaluation of the Argentine peso. During the year ended December 31, 2013, the Argentine peso devalued by 29% against the U.S. dollar, with a further devaluation of 23% for the three months ended March 31, 2014. These factors partly offset continuing high inflationary pressures in Argentina which have generally led to rising operating costs. Costs in the first quarter of 2013 were also unusually high as a result of the ten-day stoppage referred to above.

All-in sustaining cash costs for the quarter ended March 31, 2014 were $992 per gold equivalent ounce, compared to $1,502 per gold equivalent ounce in the same period in 2013. On a co-product basis, all-in sustaining costs were $1,060 per ounce of gold and $15.51 per ounce of silver, compared to $1,550 per ounce of gold and $28.21 per ounce of silver for the same period in 2013. The decrease in all-in sustaining costs was also due to the lower operating costs from the devaluation of the Argentina peso and recent cost cutting measures, as well as significantly lower exploration and development activities during in the first quarter of 2014. Further, all-in sustaining costs on a per ounce basis were higher in the first quarter of 2013 than in 2014 as a result of the lower number of ounces sold over which these costs are spread.

Investment in MSC

The Company’s share of earnings and losses from its investment in MSC is included in the Consolidated Statement of Operations and Comprehensive Income (Loss), and amounted to $3.0 million for the three months ended March 31, 2014, or 49% of MSC’s reported net income of $6.2 million. The amortization of the fair value increments arising from the purchase price allocation of $1.8 million, net of a recovery of income taxes of $5.8 million due to the impact of the devaluation of the Argentine peso relative to the U.S. dollar on the deferred tax liability associated with MSC as part of the Minera Andes acquisition, increased our share of the reported net income from MSC by $4.0 million, resulting in a net income of $7.0 million for the quarter. This compares to a net loss of $0.2 million for the three months ended March 31, 2013.

During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and quarter ended December 31, 2012 was understated, resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As the error was not material to previously reported consolidated financial statements, the correction was recorded in the quarter ended March 31, 2013. As a result, the income from the Company’s equity investment of 49% in MSC for the three months ended March 31, 2013 was understated by $1.9 million.

Changes in the Company’s investment in MSC for the three months ended March 31, 2014 and year ended December 31, 2013 are as follows:

	Three months ended	Year ended
	March 31, 2014	December 31, 2013
	(in thousands)
Investment in MSC, beginning balance	$212,947	$273,948
Income from equity investment	3,029	2,126
Amortization of fair value increments, net of tax	4,000	(1,280)
Dividend distribution	(3,945)	(1,826)
Impairment of investment in MSC	—	(95,878)
Contribution of Santa Cruz exploration properties, net of tax	—	35,857
Investment in MSC, ending balance	$216,031	$212,947

A summary of the operating results from MSC for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
	(in thousands)
Minera Santa Cruz S.A. (100%)
Net sales	$56,889	$43,813
Production costs applicable to sales	(39,637)	(36,803)
Income from operations before extraordinary items	6,182	2,440
Net income	6,182	2,440

Portion attributable to McEwen Mining Inc. (49%)
Net income on investment in MSC	$3,029	$1,196
Amortization of fair value increments, net of tax	4,000	(1,433)
Income (loss) on investment in MSC, net of amortization	$7,029	$(237)

As at March 31, 2014, MSC had current assets of $106.2 million, total assets of $544.4 million, current liabilities of $42.6 million and total liabilities of $138.7 million, on an unaudited basis. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and are net of the impairment charge of $95.9 million recorded in the second quarter of 2013.

During the the three months ended March 31, 2014, we received $3.9 million in dividends from MSC, compared to $nil during the same period in 2013.

Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the Income or Investment conditions of the significant subsidiary tests at the 20% threshold, separate financial statements for such 50%-or-less-owned person shall be filed. MSC met the significant subsidiary test for the year ended December 31, 2013. As such, we will file separate financial statements of MSC on EGDAR under the Company’s profile by June 30, 2014.

Reserves

The following is the reserve information calculated by Hochschild for the San José mine as at December 31, 2013 which was completed and released in March 2014, subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2013.

These figures, reported on a 100% basis, were prepared by Hochschild and audited by P&E Mining Consultants Inc. whose report dated March 6, 2014, concluded that the reserve estimates for the San José mine prepared by Hochschild at December 31, 2013 provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy (“JORC”), NI 43-101, the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) best practices and SEC Guide 7.  The mineral reserve was estimated using metal prices of $1,200 per ounce of gold and $20 per ounce of silver with a marginal revenue cut-off value of $94.76 per tonne.

	Tonnes	Silver	Silver ounces	Gold	Gold ounces
Reserve Category	(in thousands)	(grams/tonne)	(in millions)	(grams/tonne)	(in thousands)
Proven	950	597	18.23	7.82	238.8
Probable	863	426	11.82	6.15	170.6
Proven & Probable	1,813	515	30.05	7.03	409.4

Exploration

In the first quarter of 2014, the 6,500-ft. (2,000-m) potential drilling campaign is focused on the definition of the new Ayelen, Nuevo 1 and Karina veins as well as drilling in the Los Pinos area. The team has already completed detailed surface mapping and sampling over the Los Pinos vein and identified another structure, Los Pinitos.

Results of Operations — El Gallo 1

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three month periods ended March 31, 2014 and 2013:

El Gallo 1 Mine Operating Results (100%)

	Three months ended March 31,
	2014	2014
	(in thousands, unless otherwise indicated)
Tonnes of ore mined	323	269
Average grade gold (gpt)	1.15	1.10
Tonnes of ore processed	359	295
Average grade gold (gpt)	1.16	1.10
Gold ounces:
Produced	9.3	6.7
Sold	8.6	8.1
Silver ounces:
Produced	4.2	5.7
Sold	1.6	7.8
Gold equivalent ounces (1) :
Produced	9.4	6.8
Sold	8.6	8.2
Net sales	$11,130	$13,498
Average realized price ($/ounce) (2) :
Gold	$1,296	$1,640
Silver	$20.26	$30.05
Total cash costs (2) (3)	$6,184	$6,345
Total cash cost per gold equivalent ounce sold ($/ounce) (1) (2) (3)	$720	$770
All-in sustaining costs (2) (4)	$8,985	$11,767
All-in sustaining cost per gold equivalent ounce sold ($/ounce) (1) (2) (4)	$1,046	$1,419
Silver : gold ratio (1)	60 : 1	52 : 1

(1)              Gold equivalent ounces for 2014 are calculated using an average silver to gold ratio of 60 : 1, as determined in our 2014 budget. Prior to 2014, the silver to gold ratio was 52 : 1.

(2)              Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, beginning on page 28 for additional information, including definitions of these terms.

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

Production

Production at El Gallo 1 for the quarter ended March 31, 2014 was 9,365 gold equivalent ounces, compared to 6,781 gold equivalent ounces in the quarter ended March 31, 2013, an increase of 38%. This increase is primarily due to a higher number of tonnes of ore processed, from 295,173 tonnes in the first quarter of 2013 to 359,402 tonnes in the same period in 2014, along with a higher average gold grade. The increase in tonnes processed is due to the higher crusher capacity as a result of the El Gallo 1 ongoing expansion.

A total of 322,556 tonnes were mined during the quarter ended March 31, 2014, while 359,402 tonnes were processed. Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined and processed was drawn down from stock pile inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to March 31, 2014 was 63%.

Sales

For the three months ended March 31, 2014, sales from El Gallo 1 amounted to $11.1 million. This compares to $13.5 million for the same period in 2013, a decrease of 18%. This decrease is due to lower average realized prices, from $1,640 per ounce of gold sold in the first quarter of 2013 to $1,296 per ounce in the same period in 2014. The decrease in average realized sales price was partly offset by increased sales volume, from 8,235 gold equivalent ounces in the quarter ended March 31, 2013 to 8,589 gold equivalent ounces in the quarter ended March 31, 2014.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the El Gallo 1 mine per gold equivalent ounce for the quarter ended March 31, 2014 were $720 per gold equivalent ounce sold, compared to $770 per gold equivalent ounce sold for the same period in 2013. The decrease in total cash costs is primarily a reflection of a lower strip ratio, as well as slightly higher grades, in the first quarter of 2014 compared to the same period in 2013.

All-in sustaining cash costs for the quarter ended March 31, 2014 were $1,046 per gold equivalent ounce, compared to $1,429 per gold equivalent ounce in the same period in 2013. In addition to the lower strip ratio and higher grades, discussed above, all-in sustaining costs were also impacted by reduced exploration activities.

Results of Consolidated Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

General.  For the three months ended March 31, 2014, we realized net income of $17.9 million or $0.06 per basic share, compared to a net loss of $10.1 million or $0.04 per basic share for the same period in 2013.  The improvement in operations in the first quarter of 2014 compared to 2013 is primarily due to income on our investment in MSC of $7.0 million, reduced exploration expenses, and a recovery of income taxes due to the devaluation of the Argentine peso relative to the U.S. dollar.

Revenue.  Gold and silver sales in the three months ended March 31, 2014 totaled $11.1 million.  This compares to $13.5 million for the same period in 2013. Although ounces of gold and silver sold from our El Gallo 1 mine increased year-over-year, the benefit from higher sales volume was more than offset by lower average sales prices realized in the three months ended March 31, 2014 compared to the same period in 2013.

Costs and Expenses.  Total costs and expenses in the three months ended March 31, 2014 totaled $11.7 million, compared to $31.9 million in the 2013 period. The increase was primarily a result of the improved operations at MSC, significantly reduced exploration activities, and lower production costs applicable to sales during three months ended March 31, 2014 compared to the same period in 2013.

Production costs applicable to sales at El Gallo 1 were $8.5 million in the three months ended March 31, 2014, compared to $10.6 million for the same period in 2013 period. Production costs applicable to sales in the first quarter of 2014 were lower than those in the first quarter of 2013 due to a lower average strip ratio and slightly higher average grades. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $0.9 million in the first quarter of 2014 compared to $nil in the same period in 2013. Mine construction costs in 2014 were incurred in relation to the El Gallo 1 expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day. As the expansion of El Gallo 1 started in the third quarter of 2013, there were no similar costs in the comparative period of 2013. As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, were $1.6 million in the three months ended March 31, 2014, compared to $0.5 million in the same period in 2013. The increased year-over-year relates primarily to a payment of $1.4 million for the Land Use Change permit in January 2014.

Exploration costs decreased significantly in the 2014 period from $14.6 million to $2.7 million in the comparable period in 2013, a decrease of $11.9 million reflecting a reduction in expenditures and drilling activities across all exploration projects during the 2014 period, in an effort to conserve working capital in an environment of falling metals prices. During the 2014 period, we spent $0.5 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules project.  This compares to $11.5 million in exploration expenditures in the three months ended March 31, 2013. For Mexico, during the 2014 period, we spent $1.4 million in exploration expenditures, including approximately 17,900 ft. (5,468 m) of drilling, compared to $2.4 million in 2013. For Nevada, we spent during the 2014 period $0.7 million in exploration expenditures in the U.S., which include drilling of approximately 2,670 ft. (810 m) at the Grass Valley project, compared to $0.6 million in the comparable period in 2013.

Property holding costs remained constant year-over-year, at $1.5 million in the 2014 period, compared to $1.4 million in the 2013 period.

General and administrative costs decreased in the 2014 period to $3.2 million compared to $4.2 million in 2013.

Income on investment in MSC, net of amortization, during the three months ended March 31, 2014 was $7.0 million, compared to a loss of $0.2 million in the 2013 period. The improvement is a result of higher net sales in the first quarter of 2014 compared to the same period in 2013, as well as the impact of the devaluation of the Argentine peso relative to the U.S. dollar on operating costs. This devaluation of the Argentine peso also resulted in an income tax recovery due to the revaluation of the deferred tax liability associated with the fair value increments allocated to MSC’s assets and liabilities as part of the Minera Andes purchase price allocation.

Recovery of income taxes.  Recovery of income taxes was $19.0 million in the 2014 period, compared to $6.5 million in the 2013 period.  The increase in the income tax recovery is primarily related to the deferred tax liability associated with mineral property interests acquired with the Minera Andes acquisition. This deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar, resulting in an income tax recovery of $18.9 million as a result of Argentine peso devaluation for the three months ended March 31, 2014.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended March 31, 2014 were $790 per gold equivalent ounce, compared to $953 per gold equivalent ounce in the same period in 2013. Total cash costs at the San José mine were lower in the first quarter of 2014 compared to 2013 primarily due to an overall reduction in costs as a result of the devaluation of the Argentine peso relative to the U.S. dollar, and cost savings from a cash flow optimization program implemented by MSC in the second quarter of 2013. Costs in the first quarter of 2013 were also unusually high as a result of a ten-day production stoppage. At the El Gallo 1 mine, total cash costs have decreased due to lower strip ratios and slightly higher grades in the first quarter of 2014 compared to the same period in 2013.

Consolidated all-in sustaining costs for the quarter ended March 31, 2014 were $1,100 per gold equivalent ounce, compared to $1,649 per gold equivalent ounce for the quarter ended March 31, 2013. The decrease in all-in costs was due to lower exploration expenses, both at the San José and the El Gallo 1 mine. Pre-stripping costs for future pit access at the El Gallo 1 mine were also lower in the first quarter of 2014 than in the same period in 2013.

Consolidated all-in costs for the quarter ended March 31, 2014 were $1,312 per gold equivalent ounce, compared to $2,326 per gold equivalent ounce for the quarter ended March 31, 2013. The decrease in all-in costs was due to lower exploration expenses, partly offset by higher mine construction costs for the El Gallo 1 expansion, and mine development costs for the El Gallo 2 project.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $30.3 million, comprised of current assets of $43.7 million and current liabilities of $13.4 million. This represents a decrease of approximately $5.3 million from the working capital balance of $35.6 million at of December 31, 2013.

We believe our working capital at March 31, 2014 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at March 31, 2014 include cash on hand, other current assets, cash flows from El Gallo 1 and any distributions from the San José mine. However, in order to fund the development of El Gallo 2 and pending receipt of regulatory approvals, we would need to raise additional capital given the capital cost are presently estimated at approximately $150 million, which significantly exceeds our available working capital. In such case, we would explore several financing methods to complete the development and construction of El Gallo 2, which may include incurring debt, issuing additional equity, equipment leasing and other forms of capital. Our ability to build El Gallo 2 is dependent on one or several of the alternatives being completed.

Net cash used in operations for three months ended March 31, 2014 decreased to $3.9 million from $25.0 million in 2013. Our El Gallo 1 mine contributed $11.1 million in gold and silver sales to operating cash flows in the first quarter of 2014 compared to $13.1 million in 2013. We also received $3.9 million in dividends from our investment in MSC, compared to $nil in the first quarter of 2013. These cash inflows were more than offset by cash paid to suppliers and employees of $19.0 million in the first quarter of 2014 and $38.2 million in 2013. Cash paid to suppliers and employees decreased year-over-year primarily due to a lower level of exploration activities in the 2014 period than in 2013.

Cash used in investing activities for the three months ended March 31, 2014 was $0.4 million, consistent with the same period in 2013, primarily relating to additions to property, plant and equipment.

Cash provided by financing activities for three months ended March 31, 2014 was $nil, as there were no issuances of common stock, other than the conversion of exchangeable shares, or other financing activities during the quarter.

Overall, cash decreased by $4.9 million from December 31, 2013 to March 31, 2014.

In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected future account payable with shares of our common stock, up to a maximum of 2,500,000 shares. The initial term of the agreement was six months, but we have recently renewed the agreement until July 31, 2014 under substantially similar terms and conditions. The number of shares to be issued will be determined monthly, based on the amount payable by the Company for services rendered above a defined tonnage threshold, using the closing price quoted of the common stock on active markets at the end of every month. As at March 31, 2014, the Company was required to issue approximately 156,500 shares under this agreement. The fair value of this liability is included in accounts payable and accrued liabilities on the consolidated balance sheet as at March 31, 2014. The shares are expected to be issued in later 2014.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitute for measures of performance prepared in accordance with U.S. GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

Earnings from Mining Operations

The term earnings from mining operations used in this report is a non-GAAP financial measure. We use and report this measure because we believe it provides investors and analysts with a useful measure of the underlying earnings from our mining operations.

Earnings from mining operations consists of gold and silver revenues from our El Gallo 1 mine and our 49% attributable share from the San José mine, and deducts Production Costs Applicable to Sales. It also includes depreciation and amortization expense incurred at the mining operations, but does not include amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition). A reconciliation to the nearest U.S. GAAP measure is provided below.

	Three months ended March 31,
	2014	2013

El Gallo 1 earnings from mining operations
Gold and silver sales	$11,130	$13,498
Production costs applicable to sales	(8,527)	(10,593)
Less: Amortization related to fair value increments on historical acquisitions	322	669
El Gallo 1 earnings from mining operations	2,925	3,574

San José earnings from mining operations (49% attributable basis)
Net sales	27,876	21,468
Production costs applicable to sales	(19,422)	(18,033)
San José earnings from mining operations	8,453	3,435

Consolidated earnings from mining operations	11,378	7,009

Adjusted Net loss, and Adjusted Net Loss Per Share

The terms adjusted net loss and adjusted net loss per share used in this report are non-GAAP financial measures. We use and report these measures because we believe they provide investors and analysts with a useful measure of the underlying operating performance of our core mining business.

Adjusted net income (loss) excludes the following items from net income (loss):

•                                          impairment charges, net of tax;

•                                          foreign currency gains and losses, including the impact of foreign currency fluctuations on our deferred income tax liabilities denominated in Argentine peso;

•                                          other non-recurring items, if applicable.

A reconciliation to the nearest U.S. GAAP measure is provided below.

	Three months ended March 31,
	2014	2013

Net income (loss)	$17,888	$(10,982)
Foreign currency loss (gain)	583	(291)
Portion of income on investment in MSC resulting from foreign currency fluctuations	(5,787)	(2,041)
Portion of income tax recovery resulting from foreign currency fluctuations	(18,864)	(6,246)
Adjusted net loss	(6,180)	(19,560)
Adjusted net loss per share - basic	$(0.02)	$(0.07)
Weighted average common shares outstanding (thousands) - basic	297,159	296,778

Total Cash Costs, All-In Sustaining Costs and All-In Costs

The terms total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs and all-in cost per ounce used in this report are non-GAAP financial measures.

We report these measures to provide additional information regarding operational efficiencies both on a consolidated and an individual mine basis (San José mine and El Gallo 1 mine), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, where we hold a 49% share in the production through our 49% interest in MSC, we exclude the share of gold or silver production attributable to the controlling interest.

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

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 50% of the value of the sales in the first quarter of 2014 was derived from gold and 50% was derived from silver.  This compares to 43% and 57% for gold and silver, respectively, for the same period in 2013.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended March 31,
	2014	2013
	(in thousands, except per ounce)
Production costs applicable to sales	$8,527	$10,593
Less: Depreciation	(322)	(669)
Less: Pre-stripping costs for future pit access	(2,288)	(3,813)
On-site general and administrative expenses	254	220
Property holding costs	13	14
Total cash costs (El Gallo 1 Mine)	$6,184	$6,345
McEwen’s share of MSC total cash costs (49%)	18,853	15,469
Consolidated total cash costs	$25,037	$21,814

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$720	$770
McEwen’s share of MSC total cash costs (49%)	816	1,055
Consolidated total cash costs (including McEwen’s share of MSC)	790	953

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended March 31,
	2014	2013
	(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$6,184	$6,345
Operating site reclamation accretion and amortization	201	279
On-site exploration expenses	312	1,330
Pre-stripping costs for future pit access	2,288	3,813
All-in sustaining costs (El Gallo 1 Mine)	$8,985	$11,767
McEwen’s share of MSC all-in sustaining costs (49%)	22,931	22,022
Corporate general and administrative expenses	2,973	3,972
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$34,889	$37,761

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$1,046	$1,429
McEwen’s share of MSC all-in sustaining costs (49%)	992	1,502
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	1,100	1,649

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended March 31,
	2014	2013
	(in thousands, except per ounce)
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$34,889	$37,761
Property holding costs (non-sustaining)	1,441	1,363
Reclamation accretion and amortization (non-operating sites)	30	55
Exploration expenses (non-sustaining)	2,368	13,420
Mine development (non-sustaining)	1,568	471
Mine construction and capital expenditures (non-sustaining)	1,310	175
Consolidated all-in costs (including McEwen’s share of MSC)	$41,606	$53,245

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen’s share of MSC)	$1,312	$2,326

Average realized prices

The term average realized price per ounce used in this report is also a non-GAAP financial measure. We report this measure to better understand the price realized in each reporting period for gold and silver.

Average realized price is calculated as sales of gold and silver (excluding commercial deductions) over the number of ounces sold in the period.

The following table reconciles this non-GAAP measure to the most directly comparable GAAP measure, Gold and Silver Sales. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended March 31,
	2014			2013
	(in thousands, except ounce and per ounce)			(in thousands, except ounce and per ounce)
	El Gallo 1	MSC (49% interest)	Total	El Gallo 1	MSC (49% interest)	Total
Gold sales	$11,098	$14,609	$25,707	$13,264	$9,649	$22,913
Silver sales	32	14,737	14,769	234	12,621	$12,855
Gold and silver sales	$11,130	$29,346	$40,476	$13,498	$22,270	$35,768

Gold ounces sold	8,563	10,926	19,489	8,085	6,280	14,365
Silver ounces sold	1,600	731,417	733,017	7,800	435,648	443,448
Gold equivalent ounces sold	8,589	23,116	31,706	8,235	14,658	22,893

Average realized price per gold ounce sold	$1,296	$1,337	$1,319	$1,640	$1,536	$1,595
Average realized price per silver ounce sold	$20.26	$20.15	$20.15	$30.05	$28.97	$28.99
Average realized price per gold equivalent ounce sold	$1,296	$1,270	$1,277	$1,639	$1,519	$1,562

Gold equivalent ounces

The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs, all-in costs, and average realized prices, discussed above, on a per ounce basis. Gold equivalent ounces are calculated using an average silver to gold ratio of 60 : 1, as determined in our 2014 budget. Prior to 2014, the silver to gold ratio was 52 : 1

	Three months ended March 31,
	2014	2013

Gold equivalent ounces sold (El Gallo 1 Mine)	8,589	8,235
McEwen’s share of MSC gold equivalent ounces sold	23,116	14,658
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	31,705	22,893

Silver : gold ratio	60 : 1	52 : 1

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our Critical Accounting Policies since December 31, 2013.

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

•                                          the uncertainty of reserve and resource estimates and timing of development expenditures;

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis.  For the year ended December 31, 2013, the Argentine peso devalued by 29%. The Argentine peso devalued further, with a devaluation of 23% during the three months ended March 31, 2014. Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $11.6 million (C$ 12.8 million) at March 31, 2014, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Consolidated Statement of Operations.

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

Commodity Price Risk

Changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $11.1 million for the three months ended March 31, 2014 (exclusive of our investment in MSC), a 10% change in the price of gold and silver would have had an impact of approximately $1.1 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. We do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2014, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection time on IVA receivable is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied to future taxes payable. However, at this time we are uncertain when our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at March 31, 2014, we continue to face credit risk on the collection of our IVA receivables.

Item 4. CONTROLS AND PROCEDURES

(a)                                 We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Three Months Ended March 31, 2014 and 2013, (iv) the Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 7, 2014	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Date: May 7, 2014	By Perry Y. Ing,
Vice President and Chief Financial Officer