Form 10-Q
period 2014-06-30
McEwen Mining Inc.
filed 2014-08-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 267,344,048 shares outstanding as of August 4, 2014 (and 30,073,043 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUE:
Gold and silver sales	$11,637	$10,459	$22,767	$23,957

	11,637	10,459	22,767	23,957
COSTS AND EXPENSES:
Production costs applicable to sales	10,900	8,278	19,427	18,871
Mine construction costs	217	—	1,156	—
Mine development costs	155	98	1,723	569
Exploration costs	2,637	4,889	5,317	19,489
Property holding costs	734	316	2,188	1,693
General and administrative	3,213	4,217	6,440	8,409
Depreciation	229	245	454	527
Accretion of asset retirement obligation (note 3)	108	121	209	234
(Income) loss on investment in Minera Santa Cruz S.A., net of amortization (note 4)	2,438	1,551	(4,591)	1,788
Impairment of investment in MSC (note 4)	—	95,878	—	95,878
Impairment of mineral property interests and property and equipment (note 3)	120,398	27,729	120,398	27,729
(Gain) loss on sale of assets	(18)	6,791	(18)	6,791

Total costs and expenses	141,011	150,113	152,703	181,978

Operating loss	(129,374)	(139,654)	(129,936)	(158,021)

OTHER INCOME (EXPENSE):
Interest income	34	68	109	139
Gain on litigation settlement	—	—	—	560
Unrealized loss on gold and silver bullion	—	(274)	—	(274)
Foreign currency gain (loss)	284	(1,226)	(299)	(935)

Total other income (expense)	318	(1,432)	(190)	(510)

Loss before income taxes	(129,056)	(141,086)	(130,126)	(158,531)
Income tax recovery (note 8)	25,034	12,405	43,991	18,868
Net loss	(104,022)	(128,681)	(86,135)	(139,663)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale securities, net of taxes	2	—	3	—

Comprehensive loss	$(104,020)	$(128,681)	$(86,132)	$(139,663)
Net loss per share (note 9):
Basic	$(0.35)	$(0.43)	$(0.29)	$(0.47)
Diluted	$(0.35)	$(0.43)	$(0.29)	$(0.47)
Weighted average common shares outstanding (thousands) (note 9):
Basic	297,164	297,097	297,162	296,938
Diluted	297,164	297,097	297,162	296,938

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,149	$24,321
IVA taxes receivable	14,483	11,591
Inventories (note 2)	10,170	8,800
Other current assets	2,279	2,059
Total current assets	42,081	46,771

Mineral property interests (note 3)	521,884	642,968
Restrictive time deposits for reclamation bonding (note 3)	4,817	5,183
Investment in Minera Santa Cruz S.A. (note 4)	210,425	212,947
Property and equipment, net (note 5)	16,972	15,143
Other assets	91	54
TOTAL ASSETS	$796,270	$923,066

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,238	$9,797
Current portion of asset retirement obligation (note 3)	1,455	1,392
Total current liabilities	13,693	11,189

Asset retirement obligation, less current portion (note 3)	5,940	5,855
Deferred income tax liability (note 8)	114,864	158,855
Other liabilities	400	400
Total liabilities	$134,897	$176,299

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized; Common: 266,597 as of June 30, 2014 and 264,913 shares as of December 31, 2013 issued and outstanding
Exchangeable: 30,623 shares as of June 30, 2014 and 32,246 shares as of December 31, 2013 issued and outstanding	1,355,434	1,354,696
Accumulated deficit	(693,769)	(607,634)
Accumulated other comprehensive loss	(292)	(295)
Total shareholders’ equity	661,373	746,767

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$796,270	$923,066

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	686	—	—	686
Exercise of stock options	48	95	—	—	95
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Net loss	—	—	—	(139,663)	(139,663)
Balance, June 30, 2013	297,114	$1,353,924	$(294)	$(599,555)	$754,075

Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation	—	609	—	—	609
Exercise of stock options	60	129	—	—	129
Unrealized gain on available-for-sale securities, net of taxes	—	—	3	—	3
Net loss	—	—	—	(86,135)	(86,135)
Balance, June 30, 2014	297,220	$1,355,434	$(292)	$(693,769)	$661,373

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:
Cash paid to suppliers and employees	$(37,085)	$(58,521)
Cash received from gold and silver sales	22,767	23,197
Dividends received from Minera Santa Cruz S.A.	7,113	—
Proceeds from sale of gold and silver bullion	—	510
Interest received	109	139
Cash used in operating activities	(7,096)	(34,675)
Cash flows from investing activities:
Acquisition of mineral property interests	—	(150)
Additions to property and equipment	(2,297)	(225)
Decrease to restrictive time deposits for reclamation bonding	367	—
Proceeds from disposal of property and equipment	31	—
Cash used in investing activities	(1,899)	(375)
Cash flows from financing activities:
Exercise of stock options	129	95
Cash provided by financing activities	129	95
Effect of exchange rate change on cash and cash equivalents	(306)	(1,193)
Decrease in cash and cash equivalents	(9,172)	(36,148)
Cash and cash equivalents, beginning of period	24,321	70,921
Cash and cash equivalents, end of period	$15,149	$34,773

Reconciliation of net loss to cash used in operating activities:
Net loss	$(86,135)	$(139,663)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss on investment in Minera Santa Cruz S.A., net of amortization	(4,591)	1,788
Impairment of investment in MSC	—	95,878
Impairment of mineral property interests and property and equipment	120,398	27,729
(Gain) loss on sale of assets	(18)	6,791
Income tax recovery	(43,991)	(18,868)
Gain on litigation settlement	—	(560)
Unrealized loss on gold and silver bullion	—	274
Stock-based compensation	609	686
Depreciation	454	527
Accretion of asset retirement obligation	209	234
Amortization of mineral property interests and asset retirement obligations	626	956
Foreign exchange loss	306	1,193
Change in non-cash working capital items:
Increase in other assets related to operations	(4,516)	(1,534)
Increase (decrease) in liabilities related to operations	2,440	(10,616)
Dividends received from Minera Santa Cruz S.A.	7,113	—
Cash used in operating activities	$(7,096)	$(35,185)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, the Consolidated Balance Sheets as at June 30, 2014 (unaudited) and December 31, 2013, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014  and 2013, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2013.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2013.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit:  In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2014. The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Matters: In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2014. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Revenue from Contracts with Customers (ASC 606): In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning January 1, 2017, including interim reporting periods within that year. The Company is evaluating the effect that the updated standard will have on its consolidated financial position, results of operations or cash flows.

NOTE 2   INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Ore on leach pads	$4,133	$2,749
In-process inventory	3,185	2,681
Stockpiles	—	778
Precious metals	1,438	1,300
Materials and supplies	1,414	1,292
Inventories	$10,170	$8,800

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 3   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

During the second quarter of 2014, the Company recorded an impairment charge of $120.4 million relating to its Los Azules copper exploration project (“Los Azules Project”). The Company conducts a review of potential triggering events for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy. Such a triggering event was identified in the second quarter of 2014 with respect to the Company’s Los Azules Project. The triggering event identified was a recently announced acquisition of a copper project located in Argentina, which shares similarities with the Los Azules Project due to its scale, location, and stage of development. Based on the announcement day value of the similar project, the estimated market value per pound of copper equivalent mineralized material from this transaction was below the carrying value per pound of copper equivalent mineralized material of the Los Azules Project, indicating a potential significant decrease in the market price of its Los Azules Project, in accordance with ASC 360-35-21-a, and therefore a requirement to test the Los Azules Project for recoverability. To assist in performing a recoverability test, the Company engaged a third-party valuation firm who used the observed market value per pound of copper equivalent mineralized material based on this recent and other comparable transactions to estimate the fair value of the Los Azules Project. The carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million, being recorded in the Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014.

Impairments recorded in the second quarter of 2013 related to the Company’s exploration properties in Santa Cruz, Argentina. The impairments were primarily due to an unexpected significant decline in gold and silver market prices, continued inflationary pressures and a new tax on mining reserves in the Province, resulting in a depressed market for exploration properties in Argentina. An impairment charge of $27.7 million, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $2.3 million, were included in the Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013.

Based on the above, impairment charges were recorded on the following mineral property interests for the three and six months ended June 30, 2014 and 2013.

		Three months ended June 30,		Six months ended June 30,
Name of Property/Complex	Segment	2014	2013	2014	2013
		(in thousands)
Telken Tenements	Argentina	$—	$13,792	$—	$13,792
Este Tenements	Argentina	—	2,784	—	2,784
Piramides Tenements	Argentina	—	5,079	—	5,079
Tobias Tenements	Argentina	—	6,074	—	6,074
Los Azules Copper Project	Argentina	120,398	—	120,398	—
Total impairments		$120,398	$27,729	$120,398	$27,729

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 mine in Mexico.

The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) was $2.7 million as of June 30, 2014. Expenses are expected to be incurred between the years 2014 and 2040. The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  As at June 30, 2014, the closure plan has already been approved by the NDEP but is still under review by the BLM pursuant to the National Environmental Policy Act. It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of this review. The Company, however, is unable to meaningfully estimate possible increases at this time.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 3   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Asset Retirement Obligations (Continued)

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies. At December 31, 2013, the Company had cash bonding in place of $5.2 million.  During the second quarter of 2014, cash bonding requirements were reduced by $0.4 million, to $4.8 million at June 30, 2014. Subsequent to June 30, 2014, the Company replaced its cash bonding with surety bonds of the same amounts. The annual fees are 1.5% of the value of the surety bonds, with an upfront 10% deposit.

The current undiscounted estimate of the reclamation costs for existing disturbances at the El Gallo 1 mine was $4.6 million as of June 30, 2014. Expenses are expected to be incurred between the years 2014 and 2018. Under Mexican regulations, surety bonding of projected reclamation costs is not required.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2014 and for the year ended December 31, 2013 are as follows:

	Six months ended	Year Ended
	June 30, 2014	December 31, 2013
	(in thousands)
Asset retirement obligation liability, beginning balance	$7,247	$6,359
Settlements	(18)	(60)
Accretion of liability	209	461
Adjustment reflecting updated estimates	(42)	487
Asset retirement obligation liability, ending balance	$7,396	$7,247

As at June 30, 2014, the current portion of the asset retirement obligation was $1.5 million (December 31, 2013 - $1.4 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are to be charged to expense based on the units of production method and upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at El Gallo 1 as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three and six months ended June 30, 2014, the Company recorded $0.3 million and $0.6 million, respectively, of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014, of which $0.1 million and $0.1 million, respectively, related to the amortization of capitalized asset retirement costs.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 4   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

The Company’s 49% attributable share of earnings from its investment in MSC was a loss of $2.4 million for the three months ended June 30, 2014,  and income of $4.6 million for the six months ended June 30, 2014. This compares to losses of $1.6 million and $1.8 million for the three and six months ended June 30, 2013. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase to the Company’s income from its investment in MSC for the three and six months ended June 30, 2014.

During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and three months ended December 31, 2012 was understated, resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As the error was not material to previously-reported consolidated financial statements, the correction was recorded in the three months ended March 31, 2013. As a result, the income from the Company’s equity investment of 49% in MSC includes an adjustment of $1.9 million, resulting in a reduction of the Company’s Income from Investment in MSC for the six months ended June 30, 2013.

During the second quarter of 2013, the Company recorded an impairment charge of $95.9 million on its investment in MSC, primarily as a result of an unexpected and significant decline in gold and silver market prices, continued inflationary pressures during the year, and amendments to the Santa Cruz Provincial Tax Code and Provincial Tax Law, which imposed a new tax on mining reserves in the Province of Santa Cruz. As the loss in value of the investment was considered other than temporary, an impairment of $95.9 million was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013.

During the fourth quarter of 2013, the Company entered into a vend-in agreement with MSC and subsidiaries of Hochschild pursuant to which both parties agreed to contribute to MSC the mining rights of certain Santa Cruz exploration properties. The carrying value of the Company’s properties of $35.9 million, net of the related deferred tax liability of $17.3 million, was transferred to the Company’s investment in MSC, with no gain or loss recognized upon transfer.

During the three and six months ended June 30, 2014, the Company received $3.2 million and $7.1 million in dividends from MSC, respectively, compared to $nil during the same period in 2013. The Company received an additional dividend payment of 8.1 million Argentine pesos in July 2014, equivalent to approximately $1.0 million based on foreign exchange rates at the date of the dividend receipt, and expects another payment of 8.1 million pesos in the third quarter of 2014, equivalent to approximately $1.0 million based on foreign exchange rates as at June 30, 2014.

Changes in the Company’s investment in MSC for the six months ended June 30, 2014 and year ended December 31, 2013 are as follows:

	Six months ended	Year ended
	June 30, 2014	December 31, 2013
	(in thousands)
Investment in MSC, beginning balance	$212,947	$273,948
Income from equity investment	2,838	2,126
Amortization of fair value increments	(6,130)	(18,425)
Income tax recovery	7,883	17,145
Dividend distribution	(7,113)	(1,826)
Impairment of investment in MSC	—	(95,878)
Contribution of Santa Cruz exploration properties, net of tax	—	35,857
Investment in MSC, ending balance	$210,425	$212,947

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 4   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

A summary of the operating results from MSC for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Minera Santa Cruz S.A. (100%)
Net sales	$53,234	$68,556	$110,123	$112,369
Production costs applicable to sales	(41,847)	(57,606)	(81,484)	(94,409)
(Loss) income from operations before extraordinary items	(390)	124	5,792	2,564
Net (loss) income	(390)	124	5,792	2,564

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(191)	$61	$2,838	$1,256
Amortization of fair value increments	(3,429)	(6,710)	(6,130)	(12,003)
Income tax recovery	1,182	5,098	7,883	8,959
(Loss) income on investment in MSC, net of amortization	$(2,438)	$(1,551)	$4,591	$(1,788)

As at June 30, 2014, MSC had current assets of $100.0 million, total assets of $529.5 million, current liabilities of $48.1 million and total liabilities of $140.0 million on an unaudited basis. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and are net of the impairment charge of $95.9 million recorded in the second quarter of 2013. Excluding the fair value increments from the purchase price allocation and the impairment charge recorded in the second quarter of 2013, MSC had current assets of $102.7 million, total assets of $312.7 million, current liabilities of $48.1 million, and total liabilities of $89.2 million as at June 30, 2014.

NOTE 5   PROPERTY AND EQUIPMENT

As at June 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Trucks and trailers	$1,012	$1,041
Office furniture and equipment	1,756	1,163
Drill rigs	998	998
Building	1,469	1,469
Land	8,699	8,672
Mining equipment	1,409	1,206
Construction-in-progress	5,329	3,894
Subtotal	$20,672	$18,443
Less: accumulated depreciation	(3,700)	(3,300)
Total	$16,972	$15,143

The increase in property and equipment from December 31, 2013 to June 30, 2014 was mainly in relation to construction-in-progress assets, which include advances the Company made to a supplier for long-lead items for its El Gallo 2 project, as well as leasehold improvements as a result of the Company’s relocation of its corporate office.

Depreciation expense for the three and six months ended June 30, 2014 was $0.2 million and $0.5 million, respectively (2013 - $0.2 million and $0.5 million, respectively).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 6   SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2014, 1.2 million exchangeable shares were converted into common stock.  At June 30, 2014, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 30.6 million.

During the six months ended June 30, 2014, the Company issued approximately 60,300 shares of common stock upon exercise of stock options under the Equity Incentive Plan at a weighted average exercise price of $2.14 per share for proceeds of $0.1 million.

In 2013, the Company entered into an agreement with one of its mining contractors to settle parts of its account payables with shares of common stock of the Company, up to a maximum of 2,500,000 shares. The number of shares to be issued is determined monthly, based on the amount payable by the Company for services rendered above a defined tonnage threshold, using the closing price of the common stock quoted on active markets at the end of every month. As at June 30, 2014, the Company was required to issue a cumulative total of approximately 379,400 common shares under this agreement. The fair value of this liability of $1.1 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as at June 30, 2014. Approximately 107,400 shares were issued in July 2014, with the remainder to be issued later in 2014.

NOTE 7   STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2014, no stock options were granted to employees or directors. For the comparable periods in 2013, the Company granted stock options to certain employees and directors for an aggregate of 1.7 million shares of common stock at an exercise of $2.25 per share. The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	—	0.50%	—	0.50%
Dividend yield	—	n/a	—	n/a
Volatility factor of the expected market price of common stock	—	66%	—	66%
Weighted-average expected life of option	—	3.5 years	—	3.5 years
Weighted-average grant date fair value	—	$1.01	—	$1.01

During the three and six months ended June 30, 2014, the Company recorded stock option expense of $0.2 million and $0.6 million, respectively. This compares to $0.3 million and $0.7 million for the three and six months ended June 30, 2013.

NOTE 8   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% primarily as a result of the tax benefit of losses not being recognized and due to changes in the deferred tax liability associated with mineral property interests acquired with the Minera Andes acquisition. This deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three and six months ended June 30, 2014, the Company recorded an income tax recovery of $2.5 million and $21.4 million, respectively, as a result of the Argentine peso devaluation, compared to $7.5 million and $13.7 million for the three and six months ended June 30, 2013, respectively. Further, the income tax recovery for the three and six months ended June 30, 2014 includes $22.5 million associated with the impairment of the Los Azules Project, discussed in Note 3, Mineral Property Interests and Asset Retirement Obligations. This compares to an income tax recovery of $4.8 million related to mineral property interests sold or impaired in the three and six months ended June 30, 2013.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 9   INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic income (loss) per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share)

Net loss	$(104,022)	$(128,681)	$(86,135)	$(139,663)
Weighted average number of common shares	297,164	297,097	297,162	296,938
Loss per common share	$(0.35)	$(0.43)	$(0.29)	$(0.47)

For the three months ended June 30, 2014, options to purchase 2.0 million shares of common stock outstanding at June 30, 2014 (June 30, 2013 — 3.8 million) at an average exercise price of $5.03 per share (June 30, 2013 — $3.90) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for the three months ended June 30, 2014 and 2013, respectively. Other outstanding options to purchase 0.9 million (June 30, 2013 — 0.8 million) shares of common stock were not included in the computation of diluted weighted average shares in the three  months ended June 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

For the six months ended June 30, 2014, options to purchase 1.4 million shares of common stock outstanding at June 30, 2014 (June 30, 2013 — 1.6 million) at an average exercise price of $5.96 per share (June 30, 2013 — $5.98) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for the three months ended June 30, 2014 and 2013, respectively. Other outstanding options to purchase 1.1 million shares of common stock (June 30, 2013 — 1.0 million) were not included in the computation of diluted weighted average shares in the six  months ended June 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

NOTE 10   RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2014, the Company incurred and paid $18,038 and $38,518, respectively, to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft, compared to nil and $70,525 for the three and six months ended June 30, 2013, respectively.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

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

The financial information relating to the Company’s operating segments as of, and for the three and six months ended June 30, 2014 and 2013 is as follows:

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended June 30, 2014
Gold and silver sales	$—	$11,637	$—	$—	$11,637
Production costs applicable to sales	—	(10,900)	—	—	(10,900)
Mine construction costs	—	(217)	—	—	(217)
Mine development costs	—	(155)	—	—	(155)
Exploration costs	(249)	(1,488)	(831)	(69)	(2,637)
Impairment of mineral property interests and property and equipment	(120,398)	—	—	—	(120,398)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(2,438)	—	—	—	(2,438)
Operating loss	(123,817)	(2,150)	(1,025)	(2,382)	(129,374)

For the six months ended June 30, 2014
Gold and silver sales	$—	$22,767	$—	$—	$22,767
Production costs applicable to sales	—	(19,427)	—	—	(19,427)
Mine construction costs	—	(1,156)	—	—	(1,156)
Mine development costs	—	(1,723)	—	—	(1,723)
Exploration costs	(750)	(2,876)	(1,517)	(174)	(5,317)
Impairment of mineral property interests and property and equipment	(120,398)	—	—	—	(120,398)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	4,591	—	—	—	4,591
Operating loss	(117,559)	(5,198)	(2,454)	(4,725)	(129,936)

As at June 30, 2014
Investment in Minera Santa Cruz S.A.	210,425	—	—	—	210,425
Mineral property interests	337,805	11,341	172,738	—	521,884
Total assets	551,324	59,649	176,415	8,882	796,270

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

NOTE 11   SEGMENTED INFORMATION (Continued)

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended June 30, 2013
Gold and silver sales	$—	$10,459	$—	$—	$10,459
Production costs applicable to sales	—	(8,278)	—	—	(8,278)
Mine development costs	—	(98)	—	—	(98)
Exploration costs	(2,017)	(1,949)	(870)	(53)	(4,889)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	(1,551)	—	—	—	(1,551)
Impairment of investment in MSC	(95,878)	—	—	—	(95,878)
Impairment of mineral property interests and property and equipment	(27,729)	—	—	—	(27,729)
Gain on sale of assets	(326)	—	(6,468)	3	(6,791)
Operating loss	(129,703)	(970)	(6,110)	(2,871)	(139,654)

For the six months ended June 30, 2013
Gold and silver sales	$—	$23,957	$—	$—	$23,957
Production costs applicable to sales	—	(18,871)	—	—	(18,871)
Mine development costs	—	(569)	—	—	(569)
Exploration costs	(13,479)	(4,434)	(1,450)	(126)	(19,489)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(1,788)	—	—	—	(1,788)
Impairment of investment in MSC	(95,878)	—	—	—	(95,878)
Impairment of mineral property interests and property and equipment	(27,729)	—	—	—	(27,729)
Gain on sale of assets	(326)	—	(6,468)	3	(6,791)
Operating loss	(141,615)	(3,020)	(7,055)	(6,331)	(158,021)

As at December 31, 2013
Investment in Minera Santa Cruz S.A.	212,947	—	—	—	212,947
Mineral property interests	458,203	11,984	172,781	—	642,968
Total assets	674,269	54,131	177,248	17,418	923,066

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$15,149	$15,149	$—	$—
	$15,149	$15,149	$—	$—
Liabilities:
Accounts payable and accrued liabilities	$1,093	$1,093	$—	$—
	$1,093	$1,093	$—	$—

	Fair Value as at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$24,321	$24,321	$—	$—
	$24,321	$24,321	$—	$—
Liabilities:
Accounts payable and accrued liabilities	177	177	—	—
	$177	$177	$—	$—

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 12   FAIR VALUE ACCOUNTING (Continued)

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities.

As at June 30, 2014, accounts payable included an accrual of $1.1 million for the fair value of approximately 379,400 shares of common stock that are required to be issued as part of the settlement of certain amounts due by the Company to one of its vendors, as discussed in Note 6, Shareholders’ Equity. As the Company’s stock is quoted on an active market, this liability is classified within Level 1 of the fair value hierarchy.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

Assets and liabilities measured at fair value on a non-recurring basis

In the second quarter of 2014, the Company recorded impairment charges related to the Los Azules Project in Argentina, as discussed in Note 3, Mineral Property Interests and Asset Retirement Obligations. The estimated fair value of the Los Azules Project was determined using the observed market value per pound of copper equivalent for recent comparable transactions.

The following table summarizes non-financial assets measured at fair value on a non-recurring basis as part of the Company’s impairment assessments during the three and six months ended June 30, 2014, and for the year ended December 31, 2013.

	Date of Fair Value	Fair Value Measurements for the Six Months Ended June 30, 2014
	Measurement	Total	Level 1	Level 2	Level 3	Total Loss
		(in thousands)
Mineral property interests
Los Azules Copper Project	June 30, 2014	310,792	—	—	310,792	120,398
		$310,792	$—	$—	$310,792	$120,398

	Date of Fair Value	Fair Value Measurements for the Year Ended December 31, 2013
	Measurement	Total	Level 1	Level 2	Level 3	Total Loss
		(in thousands)
Mineral property interests
Telken Tenements	June 30, 2013	$26,442	$—	$—	$26,442	$13,792
Este Tenements	June 30, 2013	5,337	—	—	5,337	2,784
Piramides Tenements	June 30, 2013	9,736	—	—	9,736	5,079
Tobias Tenements	June 30, 2013	11,645	—	—	11,645	6,074
Limo Complex	December 31, 2013	23,438	—	—	23,438	19,450
Other United States Properties	December 31, 2013	9,610	—	—	9,610	9,497
Investment in MSC	June 30, 2013	176,282	—	—	176,282	95,878
		$262,490	$—	$—	$262,490	$152,554

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of August 6, 2014 for the foreseeable future. It also analyzes our financial condition at June 30, 2014 and compares it to our financial condition at December 31, 2013. Finally, the discussion analyzes our results of our operations for the three and six months ended June 30, 2014 and compares those results to the three and six months ended June 30, 2013.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2013.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, adjusted net loss, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, beginning on page 35.

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

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves under Guide 7. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Canadian regulations permit the disclosure of resources in terms of “contained ounces” provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described in our reports, news releases and other various publications would be characterized as mineralized material. We provide such disclosure about our properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, unless otherwise indicated)
Gold and silver sales	$11,637	$10,459	$22,767	$23,957
(Loss) income on investment in Minera Santa Cruz S.A., net of amortization	$(2,438)	$(1,551)	$4,591	$(1,788)
Earnings from mining operations (1) (3)	$6,639	$7,833	$18,017	$14,843
Net loss	$(104,022)	$(128,681)	$(86,135)	$(139,663)
Net loss per common share - basic and diluted	$(0.35)	$(0.43)	$(0.29)	$(0.47)
Adjusted net loss (3)	$(8,613)	$(11,735)	$(14,931)	$(31,197)
Adjusted net loss per common share - basic and diluted (3)	$(0.03)	$(0.04)	$(0.05)	$(0.11)
Consolidated gold ounces (1):
Produced	19	21	39	38
Sold	19	24	39	38
Consolidated silver ounces (1):
Produced	740	778	1,465	1,446
Sold	747	982	1,480	1,425
Consolidated gold equivalent ounces (1) (2):
Produced	31	36	63	66
Sold	32	42	63	65
Consolidated average realized price ($/ounce) (1) (3):
Gold	$1,278	$1,211	$1,299	$1,357
Silver	$19.30	$17.76	$19.72	$21.25
Consolidated costs per gold equivalent ounce sold ($/ounce) (1) (2):
Total cash costs (3)	$840	$744	$815	$817
All-in sustaining costs (3) (4)	$1,283	$1,111	$1,191	$1,300
All-in costs (3)	$1,444	$1,202	$1,378	$1,630
Silver : gold ratio (2)	60 : 1	52 : 1	60 : 1	52 : 1

1.              Includes portion attributable to us from our 49% interest in the San José mine.

2.              Gold equivalent ounces and costs per gold equivalent ounce for 2014 are calculated using an average silver to gold ratio of 60:1. Prior to 2014, the silver to gold ratio was 52:1.

3.              Earnings from mining operations, adjusted net loss, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information, including definitions of these terms.

4.              In the fourth quarter of 2013, the Company revised its allocation of exploration expenses to all-in sustaining costs. Prior period figures have been adjusted to conform to the current methodology.

Operating and Financial Highlights

•                  Gold equivalent production in the second quarter of 2014 totaled 31,200 ounces, which includes 23,033 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina, and 8,167 gold equivalent ounces from the El Gallo 1 mine in Mexico.

•                  Total cash costs, all-in sustaining costs and all-in costs for the second quarter of 2014 for all of our operations on a consolidated basis totaled $840, $1,283 and $1,444 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine for the second quarter of 2014 totaled $836 and $1,165 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $852 and $1,257 per gold equivalent ounce, respectively.

•                  Gold equivalent ounces sold in the second quarter of 2014 totaled 31,634 ounces, which includes 22,610 gold equivalent ounces attributable to us from our 49% interest in the San José mine, and 9,024 gold equivalent ounces from El Gallo 1.

•                  The average realized price for all of our operations on a consolidated basis in the second quarter of 2014 was $1,278 and $19.30 per ounce of gold and silver sold, respectively.

•                  We reported consolidated net loss of $104.0 million, or $0.35 per share for the second quarter of 2014, compared to $128.7 million, or $0.43 per share for the comparable period in 2013. The net loss for the 2014 period is due in large part to a pre-tax impairment charge of $120.4 million related to the Los Azules Project. We conduct a review of potential triggering events for all our mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, we carry out a review and evaluation of our long-lived assets for impairment, in accordance with our accounting policy. Such a triggering event was identified in the second quarter of 2014 with respect to the Los Azules Project. The triggering event identified was a recently announced acquisition of a copper project located in Argentina, which shares similarities with the Los Azules Project due to its scale, location, and stage of development. Based on the announcement day value of the similar project, the estimated market value per pound of copper equivalent mineralized material from this transaction was below the carrying value per pound of copper equivalent mineralized material of the Los Azules Project, indicating a potential significant decrease in the market price of the Los Azules Project and therefore a requirement to test the Los Azules Project for recoverability. Based on the results of this impairment assessment, carried out by a third-party valuation firm, we concluded that the carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million.

•                  Removing the impact of the impairment on the Los Azules Project, net of related deferred income taxes, as well as the impact of foreign exchange fluctuations, the adjusted net loss for the quarter ended June 30, 2014 was $8.6 million, compared to $11.7 million for the comparable period in 2013.

•                  Earnings from mining operations for the quarter ended June 30, 2014 were $6.6 million, compared to $7.8 million for the comparable period in 2013.

•                  We ended the quarter with $16.6 million in cash and precious metals and no bank debt.

Development and Exploration Activities

El Gallo, Sinaloa, Mexico

El Gallo 1

We completed the construction of the expansion of El Gallo 1 in order to increase capacity from a nominal 3,000 tonnes per day to 4,500 tonnes per day in April 2014. Commissioning has commenced, with the expansion expected to be fully operational during the fourth quarter of 2014. For the three and six months ended June 30, 2014, we spent $0.2 million and $1.2 million on the expansion, respectively, for a total of $2.5 million spent to that date on the expansion.

El Gallo 2

A final decision to proceed with the construction of El Gallo 2 has not been made. Any decision to proceed would be based on silver price expectations and securing financing on terms that are more favorable than those that were available to us at the time of filing this report. In order to prepare for a possible construction decision later this year, we have been evaluating possible debt financing alternatives and advancing the construction of the ball mill, which is the longest lead time item associated with the mine. The ball mill is 75% complete and would be ready for delivery in the fourth quarter of 2014. We disbursed an additional $1.4 million for the ball mill in the second quarter of 2014, and expect to disburse an additional $1.0 million for the ball mill in the third quarter of 2014.

For the three and six months ended June 30, 2014, we spent $0.2 million and $1.7 million, respectively, on mine development costs, which includes $1.4 million for the Land Use Change permit in January 2014.

One of the two additional permits associated with El Gallo 2 was submitted in the second quarter of 2014. This permit would allow the mining of a satellite deposit, Palmarito. This deposit represents approximately 15% of the projected annual silver production at El Gallo 2. We expect a decision on this permit in the fourth quarter of 2014. The second and final permit is for a right-of-way that will connect the El Gallo 2 operation to the Mexican power grid, and is expected to be submitted in the third quarter of 2014. However, construction of the mine could begin with power provided by generators with the option of later connecting to the grid. Neither the Palmarito or the power line right-of-way permit will prevent construction from proceeding.

Based on on-going cost savings studies, we believe approximately $150 million in financing would be required in order to complete the mine. The El Gallo 2 feasibility study has not been updated to reflect these possible changes.

Exploration

El Gallo, Sinaloa, Mexico

Currently, one core drill is operating in the El Gallo 1 region.  A first phase of drilling was completed on a target in the immediate El Gallo 1 mine area called Veta Nueva with the goal of expanding the existing resource. In addition, infill and extensional drilling is taking place at San Jose del Alamo, a satellite deposit located about 14 km north of El Gallo 1.  Future plans include additional drilling at Twin Domes, another satellite deposit located 11 miles (17 km) west of El Gallo 1.

Gold Bar Project, Nevada, U.S.

Gold Bar is located primarily on public lands managed by the BLM. We submitted our Plan of Operations (“POO”) permit application during the fourth quarter of 2013. The POO was determined complete and the BLM has determined that an Environmental Impact Statement (“EIS”) is necessary to fulfill the requirements under the National Environmental Policy Act (“NEPA”). Upon completion of the EIS, the BLM will be able to proceed with the approval determination of the POO.

A Request for Proposal has been issued to select a third-party contractor to assist the BLM in the preparation of an EIS for the Gold Bar project. Final permit approval is scheduled for first quarter of 2016.

Expenditures for the remainder of 2014 are expected to be approximately $0.8 million.

South Roberts Project, Nevada, U.S.

During the first quarter of 2014, we entered into a Joint Venture Agreement (“JVA”) with partner, Kinetic Gold Inc. (“Kinetic”) for the South Roberts project in Nevada. South Roberts is located in the Cortez trend 10 miles (16 km) south-east of the Gold Bar deposit and has never been drilled. Recent and historical geochemical work had identified a number of potential near surface targets. Drilling has begun on this project. Pursuant to our obligations under the JVA, we completed a four-hole drill program in the second quarter totaling 4,560 ft. (1,390 m) of reverse-circulation drilling with no significant results. We will continue to evaluate this property and are planning additional exploration work in the third quarter at an estimated cost of approximately $0.4 million.

Los Azules Copper Project, Argentina

The 2013-2014 exploration season started in December 2013 and was completed in March 2014.  We completed baseline studies regarding flora, fauna, water quality and glaciers. No significant exploration work was conducted during this 2013-2014 season. Expenditures for the remainder of 2014 for the Los Azules Project are budgeted to be approximately $0.7 million.

Santa Cruz Exploration, Argentina

We are continuing with our review of our 100% owned properties in the province of Santa Cruz, Argentina with sampling and mapping taking place. We do not expect to complete any significant drilling in 2014. Expenditures for the remainder of 2014 for the Santa Cruz properties are budgeted to be approximately $0.1 million.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC and is disclosed on a 100% basis, of which we indirectly own 49%.  We account for our investment in MSC using the equity method.  MSC, the entity which owns and operates the San José mine, is responsible for and has supplied to us all reported results and operational updates from the San José mine.

The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and six month periods ended June 30, 2014 and 2013. Also included below are the production figures on a 49% attributable basis.

San José Mine Operating Results (100%)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, unless otherwise indicated)
San José Mine - 100%
Tonnes of ore mined	136	144	241	252
Average grade (gpt):
Gold	5.92	6.33	6.26	6.20
Silver	425	459	434	451
Tonnes of ore processed	142	141	277	249
Average grade (gpt):
Gold	5.48	6.34	5.60	6.57
Silver	378	407	385	430
Average recovery (%):
Gold	87.6	89.3	88.1	88.7
Silver	87.1	85.5	87.0	85.0
Gold ounces:
Produced	22	26	44	47
Sold	21	32	43	45
Silver ounces:
Produced	1,504	1,575	2,975	2,926
Sold	1,511	1,991	3,004	2,880
Gold equivalent ounces (1) :
Produced	47	56	93	103
Sold	46	70	93	100
Net sales	$53,234	$68,555	$110,123	$112,368
Gross average realized price ($/ounce) (2) :
Gold	$1,268	$1,162	$1,303	$1,269
Silver	$19.30	$17.74	$19.72	$21.21
Total cash costs (2)	$38,561	$52,758	$77,036	$84,328
Total cash costs per ounce sold ($/ounce) (2):
Gold	$889	$878	$881	$936
Silver	$13.19	$12.40	$12.96	$14.73
Gold equivalent (1)	$836	$751	$826	$842
All-in sustaining costs (2)	$53,740	$68,327	$100,538	$113,269
All-in sustaining costs per ounce sold ($/ounce) (2):
Gold	$1,239	$1,137	$1,149	$1,257
Silver	$18.38	$16.06	$16.92	$19.79
Gold equivalent (1)	$1,165	$972	$1,077	$1,131
Silver : gold ratio (1)	60 : 1	52 : 1	60 : 1	52 : 1

McEwen Mining - 49% attributable share
Ounces produced:
Gold	11	13	22	23
Silver	737	772	1,458	1,434
Gold equivalent (1)	23	27	46	50

(1)         Gold equivalent ounces and costs per gold equivalent ounce for 2014 are calculated using an average silver to gold ratio of 60:1. Prior to 2014, the silver to gold ratio was 52:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information, including definitions of these terms.

Production

Gold production for the three months ended June 30, 2014 decreased by 14% to 21,938 ounces and silver production by 5% to 1,504,084 ounces of silver, from 25,610 ounces of gold and 1,575,442 ounces of silver in the same period in 2013. Production during the second quarter of 2014 was lower than in 2013 due to a decrease in gold and silver grades, of 14% and 7%, respectively, which was partly offset by a slight increase in the number of tonnes processed.

For the six months ended June 30, 2014, gold production decreased by 6% to 43,912 ounces while silver production increased by 2% to 2,975,165 ounces, compared to 2013. Both grades were lower in the first half of 2014 compared to the same period in 2013, with a decrease of 15% and 10% for gold and silver, respectively. The impact of the lower grades was partly offset by an increase of 11% in tonnes processed, as a result of the expansion in mill throughput capacity which was commissioned at the beginning of 2013. In addition to the increased mill capacity, tonnes processed were higher in 2014 than in 2013 due to fewer days of labour interruptions. In the first quarter of 2013, mining activities were affected by a ten-day stoppage following an outbreak of a food-transmitted illness. Comparatively, labour interruptions at the mine in the first half of 2014 totaled only three days, due to employee travel being affected by a national strike throughout Argentina.

Sales

For the three months ended June 30, 2014, net sales realized by MSC from the sale of gold and silver decreased by 22% to $53.2 million compared to $68.5 million for the same period in 2013. The decrease was a result of fewer ounces sold, partly offset by higher average realized prices. Sales volumes in the quarter were 20,954 ounces of gold and 1,511,314 ounces of silver in the second quarter of 2014, compared to 31,974 ounces of gold and 1,991,030 ounces of silver in the comparable period in 2013. Sales in the second quarter of 2013 were unusually high due to a build up of inventory in the preceding quarter.

The average gross sale price for gold sold, after mark-to-market provisional price adjustments, in the second quarter of 2014 was $1,268 per ounce, an increase of 9% compared to $1,162 per ounce received in the same period in 2013. In comparison, the average London P.M. fix price for gold during the second quarter of 2014 was $1,288 per ounce, compared to $1,415 per ounce for the same period in 2013.

The average gross sale price for silver sold, after mark-to-market provisional price adjustments, in the second quarter of 2014 was $19.30 per ounce, an increase of 9% compared to an average $17.74 per ounce received in the same period in 2013.  In comparison, the average London P.M. fix price for silver during the second quarter of 2014 was $19.62 per ounce during the second quarter of 2014, compared to $23.14 per ounce for the same period in 2013.

For the six months ended June 30, 2014, net sales realized by MSC from the sale of gold and silver were slightly lower than in the comparable period in 2013, totaling $110.1 million compared to $112.4 million. Despite an increase in ounces of silver sold and higher average realized gold prices, net sales in the first half of 2014 decreased primarily due to lower average realized silver prices and lower ounces of gold sold. Gold ounces sold decreased by 3%, while silver ounces sold increased by 4% in the 2014 period compared to 2013. Average realized price of gold ounces sold in the six months ended June 30, 2014 increased by 3%, while average realized price of silver sold decreased by 7%.

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

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine per gold equivalent ounce sold for the quarter ended June 30, 2014 were $836 per gold equivalent ounce sold based on a 60:1 ratio, compared to $751 per gold equivalent ounce sold for the same period in 2013 based on a silver to gold ratio of 52:1, or $810 based on a 60:1 ratio. On a co-product basis (gold and silver), total cash cost for the quarter ended June 30, 2014 were $889 per ounce of gold and $13.19 per ounce of silver, compared to $878 per ounce of gold and $12.40 per ounce of silver for the same period in 2013. The increase in total cash costs is primarily a reflection of lower gold and silver grades of ore processed in the 2014 period, as well as continuing high inflationary pressures in Argentina which have generally led to rising operating costs. An increase in ground support costs in the mine in response to less favourable ground conditions also contributed to higher cash costs for the quarter.

All-in sustaining cash costs for the quarter ended June 30, 2014 were $1,165 per gold equivalent ounce based on a 60:1 ratio, compared to $972 per gold equivalent ounce in the same period in 2013 based on a silver to gold ratio of 52: 1, or $1,049 based on a 60:1 ratio. On a co-product basis, all-in sustaining costs were $1,239 per ounce of gold and $18.38 per ounce of silver, compared to $1,137 per ounce of gold and $16.06 per ounce of silver for the same period in 2013. The increase in all-in sustaining costs was also due to lower silver and gold grades. Further, all-in sustaining costs on a per ounce basis were lower in 2013 than in 2014 due to a significantly higher number of ounces sold, therefore resulting in a lower cost per ounce. Sales in the second quarter of 2013 were unusually high due to a build up of inventory in the preceding quarter.

For the six months ended June 30, 2014, total cash costs per gold equivalent ounce were $826 based on a 60:1 ratio, compared to $842 based on a silver to gold ratio of 52:1, or $909 based on a silver to gold ratio of 60:1. All-in sustaining costs were $1,077 per gold equivalent ounce for the first half of 2014 based on a 60:1 ratio, compared to $1,131 in 2013 based on a silver to gold ratio of 52:1, or $1,221 based on a silver to gold ratio of 60:1. On a year-to-date basis, the impact of lower grades and general inflationary pressures discussed above were offset by the effect of a sharp devaluation of the Argentine peso in the month of January 2014, resulting in a net decrease in operating costs for the six months ended June 30, 2014.

Investment in MSC

The Company’s 49% attributable share of earnings from its investment in MSC was a loss of $2.4 million for the three months ended June 30, 2014, and income of $4.6 million for six months ended June 30, 2014. This compares to a loss of $1.6 million and $1.8 million for the three and six months ended June 30, 2013. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase to the Company’s income from its investment in MSC for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, the Company received $3.2 million and $7.1 million in dividends from MSC, respectively, compared to $nil during the same periods in 2013. The Company received an additional dividend payment of 8.1 million Argentine pesos in July 2014, equivalent to approximately $1.0 million based on foreign exchange rates at the date of the dividend receipt, and expects another payment of 8.1 million Argentine peso in the third quarter of 2014, equivalent to approximately $1.0 million based on foreign exchange rates as at June 30, 2014.

Exploration

In the second quarter of 2014, exploration work at the San José mine included mapping of the Coyi, Nueva Ramona and Rubia veins which identified additional corridors (located to the south of the known resources) which are expected to be explored during future drilling campaigns.  In addition, further structures have been identified in the Sigmoide sector (located to the north east of the known resources).  Exploration work has also been done to the south east of the mine property in the El Retiro zone.

Results of Operations — El Gallo 1

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three and six month periods ended June 30, 2014 and 2013:

El Gallo 1 Mine Operating Results (100%)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, unless otherwise indicated)

Tonnes of ore mined	328	354	651	623
Average grade gold (gpt)	1.06	1.46	1.10	1.30
Tonnes of ore processed	368	347	728	642
Average grade gold (gpt)	1.10	1.34	1.13	1.23
Gold ounces:
Produced	8.1	8.4	17.4	15.1
Sold	8.9	7.9	17.5	16.0
Silver ounces:
Produced	3.3	6.3	7.5	12.0
Sold	6.8	6.4	8.4	14.2
Gold equivalent ounces (1) :
Produced	8.2	8.6	17.5	15.3
Sold	9.0	8.0	17.6	16.2
Net sales	$11,637	$10,459	$22,767	$23,957
Average realized price ($/ounce) (2) :
Gold	$1,291	$1,308	$1,293	$1,476
Silver	$19.58	$19.71	$19.71	$25.39
Total cash costs (2)	$7,691	$5,718	$13,875	$12,063
Total cash cost per gold equivalent ounce sold ($/ounce) (1) (2) (3)	$852	$713	$788	$742
All-in sustaining costs (2) (3)	$11,346	$9,634	$20,331	$21,401
All-in sustaining cost per gold equivalent ounce sold ($/ounce) (1) (2) (3)	$1,257	$1,201	$1,154	$1,317
Silver : gold ratio (1)	60 : 1	52 : 1	60 : 1	52 : 1

(1)         Gold equivalent ounces for 2014 are calculated using an average silver to gold ratio of 60: 1, as determined in our 2014 budget. Prior to 2014, the silver to gold ratio was 52: 1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, beginning on page 35 for additional information, including definitions of these terms.

(3)         In the fourth quarter of 2013, the Company revised its allocation of exploration expenses to all-in sustaining costs. Prior period figures have been adjusted to conform to the current methodology.

Production

Production at El Gallo 1 for the quarter ended June 30, 2014 decreased by 5% to 8,167 gold equivalent ounces, from 8,561 gold equivalent ounces in the comparable period in 2013. The decrease is primarily a result of lower grades, from an average 1.34 g/t for the second quarter of 2013 to an average 1.10 g/t in 2014, a decrease of 18%, partly offset by a 6% increase in tonnes processed attributable to the higher crusher capacity from the ongoing El Gallo 1 expansion. While tonnes processed increased year-over-year, tonnes mined decreased by 7% compared to 2013. Mining activities were impacted by heavy rains from an earlier than normal onset of the rainy season.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 327,781 and tonnes processed of 368,223 was due to ore crushed from stock pile inventories. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to June 30, 2014 is estimated at 63%.

For the six months ended June 30, 2014, production increased by 14% to 17,532 gold equivalent ounces, compared to 15,342 ounces in the first half of 2013. The increase in production was primarily due to 13% more tonnes processed in the first half of 2014 compared to 2013, partly offset by 8% lower grades. Tonnes mined also increased by 4% in 2014 compared to 2013.

Sales

For the three months ended June 30, 2014, sales from El Gallo 1 amounted to $11.6 million, compared to $10.5 million for the same period in 2013, an increase of 11%. While average realized prices remained relatively consistent year-over-year, ounces sold increased by 13%, with 9,024 gold equivalent ounces sold in the second quarter of 2014 compared to 8,020 in 2013.

For the six months ended June 30, 2014, sales decreased by 5% to $22.8 million from $24.0 million in 2013. This decrease is primarily due to lower average realized prices, as average realized prices for gold decreased by 12% from $1,476 per ounce to $1,293 per ounce. These lower prices were partly offset by an increase of 8% in ounces sold, with gold equivalent ounces sold in the first half of 2014 totaling 17,613 ounces, compared to 16,255 ounces in the 2013 period.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the El Gallo 1 mine per gold equivalent ounce for the quarter ended June 30, 2014 were $852 per gold equivalent ounce sold, compared to $713 per gold equivalent ounce sold for the same period in 2013. The increase in total cash costs is primarily a reflection of a higher strip ratio in the areas being mined in 2014, coupled with lower grades. Further, haulage costs have increased year-over-year, as we are currently mining areas in the pits farther away from the processing plant and waste dumps. We also spent $0.4 million to repair and improve the integrity of the solution pond liners and foundation of the ADR plant, as well as to provide a higher margin of safety in the event of extraordinary rainfall.

All-in sustaining cash costs for the quarter ended June 30, 2014 were $1,257 per gold equivalent ounce, compared to $1,201 per gold equivalent ounce in the same period in 2013. The change is attributable to lower average grades, higher strip ratio, increased haulage costs, and expenditures to repair and improve the liners and ADR plant foundation, as discussed above, partly offset by reduced exploration activities in 2014 compared to 2013.

For the six months ended June 30, 2014, total cash costs per gold equivalent ounce increased year-over-year, with a 6% increase to $788 per gold equivalent ounce, compared to $742 in 2013. All-in sustaining costs per gold equivalent ounce decreased by 12%, to $1,154 per gold equivalent ounce in 2014 compared to $1,317 per ounce in 2013. The decrease in all-in sustaining costs was primarily due to a reduction in exploration activities in 2014 compared to 2013.

Results of Consolidated Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

General.  For the three months ended June 30, 2014, our net loss was $104.0 million or $0.35 per share, compared to $128.7 million or $0.43 per share for the same period in 2013.  Although asset impairments were recorded in both periods, the impairment net of income tax recovery on the Los Azules Project in the second quarter of 2014 was lower than those recorded in the comparable period in 2013 on our investment in MSC and our Santa Cruz exploration properties. In the comparable period in 2013, we also recorded a loss on disposal of $6.4 million on certain claims in Nevada which we sold for less than their carrying value.

Revenue.  Gold and silver sales in the three months ended June 30, 2014 totaled $11.6 million.  This compares to $10.5 million for the same period in 2013. Ounces of gold and silver sold from our El Gallo 1 mine increased year-over-year, although the benefit from higher sales volume was partly offset by lower average sales prices realized in the three months ended June 30, 2014 compared to the same period in 2013.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the three months ended June 30, 2014 totaled $20.6 million, compared to $26.5 million in the 2013 period. The decrease was primarily a result of reduced exploration costs and general and administrative expenses. The 2013 period also included a loss of $6.8 million primarily relating to the disposal of certain Nevada properties which we sold for less than their carrying value.

Production costs applicable to sales at El Gallo 1 were $10.9 million in the three months ended June 30, 2014, compared to $8.3 million for the same period in 2013 period. Production costs applicable to sales in the second quarter of 2014 were higher than those in the comparable quarter of 2013 due to a higher average strip ratio, as well as higher haulage costs as we are mining areas in the pits farther away from the processing plant and waste dumps. We also spent $0.4 million to repair and improve the integrity of the solution pond liners and foundation of the ADR plant, as well as to provide a higher margin of safety in the event of extraordinary rainfall. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $0.2 million in the second quarter of 2014 compared to $nil in the same period in 2013. Mine construction costs in 2014 were incurred in relation to the El Gallo 1 expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day. As the expansion of El Gallo 1 started in the third quarter of 2013, there were no similar costs in the comparative period of 2013. As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1 in accordance with SEC Industry Guide 7.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, were $0.2 million in the three months ended June 30, 2014, compared to $0.1 million in the same period in 2013. As mentioned previously, we continue to advance the construction of the ball mill, even though no final production decision has been made.

Exploration costs in 2014 decreased from the 2013 period from $4.9 million to $2.6 million, reflecting a reduction in expenditures and drilling activities across all exploration projects in 2014. During the 2014 period, we spent $0.2 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project.  This compares to $2.0 million in exploration expenditures in the comparable period in 2013. For Mexico, during the 2014 period, we spent $1.5 million in exploration expenditures, including approximately 6,500 ft. (1,980 m) of drilling primarily at the El Gallo 1 mine, compared to $1.9 million in 2013 for 7,500 ft. (2,290 m). For Nevada, we spent during the 2014 period $0.8 million in exploration expenditures, which include drilling of approximately 4,550 ft. (1,390 m) at the South Roberts project, compared to $0.9 million in the comparable period in 2013.

Property holding costs increased slightly year-over-year, at $0.7 million in the 2014 period, compared to $0.3 million in the 2013 period.

General and administrative costs decreased in the 2014 period to $3.2 million compared to $4.2 million in 2013, reflecting our focus on cutting overhead in 2014 to conserve working capital.

Loss on investment in MSC, net of amortization, during the three months ended June 30, 2014 was $2.4 million, compared to $1.6 million in the 2013 period. The increase in net loss is primarily a result of fewer ounces sold in the second quarter of 2014 compared to the same period in 2013, as well as lower grades which have increased production costs.

Impairment of mineral property interests of $120.4 million relate to our Los Azules Project. As previously highlighted, As previously highlighted, we recorded an impairment charge of $120.4 million relating to the Los Azules Project. We conduct a review of potential triggering events for all our mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, we carry out a review and evaluation of our long-lived assets for impairment, in accordance with our accounting policy. Such a triggering event was identified in the second quarter of 2014 with respect to the Los Azules Project. The triggering event identified was a recently announced acquisition of a copper project located in Argentina, which shares similarities with the Los Azules Project due to its scale, location, and stage of development. Based on the announcement day value of the similar project, the estimated market value per pound of copper equivalent mineralized material from this transaction was below the carrying value per pound of copper equivalent mineralized material of the Los Azules Project, indicating a potential significant decrease in the market price of the Los Azules Project, and therefore a requirement to test the Los Azules Project for recoverability. To assist in performing a recoverability test, we engaged a third-party valuation firm who used the observed market value per pound of copper equivalent mineralized material based on this recent and other comparable transactions to estimate the fair value of the Los Azules Project. The carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million.

For the three months ended June 30, 2013, the impairment of $27.7 million, along with a recovery of deferred income taxes of $2.3 million, related to exploration properties in Santa Cruz, Argentina. The 2013 period also included a $95.9 million impairment charge on our investment in MSC. The impairments were primarily due to an unexpected and significant decline in gold and silver market prices, continued inflationary pressures and a new tax on mining reserves in Santa Cruz, resulting in a depressed market for exploration properties in Argentina.

Recovery of income taxes.  Recovery of income taxes was $25.0 million in the 2014 period, compared to $12.4 million in the 2013 period.  The income tax recovery in the second quarter of 2014 includes a $22.5 million tax recovery as a result of the impairment of the Los Azules Project.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

General.  For the six months ended June 30, 2014, our net loss was $86.1 million or $0.29 per share, compared to $139.7 million or $0.47 per share for the same period in 2013.  Although asset impairments were recorded in both periods, the impairment net of income tax recovery on the Los Azules Project in the second quarter of 2014 was lower than those recorded in the comparable period in 2013 on our investment in MSC and our Santa Cruz exploration properties. In the comparable period in 2013, we also recorded a loss on disposal of $6.4 million on certain claims in Nevada which we sold for less than their carrying value.

Revenue.  Gold and silver sales in the six months ended June 30, 2014 totaled $22.8 million.  This compares to $24.0 million for the same period in 2013. Ounces of gold and silver sold from our El Gallo 1 mine increased year-over-year, although the benefit from higher sales volume was offset by lower average sales prices realized in the six months ended June 30, 2014 compared to the same period in 2013.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the six months ended June 30, 2014 totaled $32.3 million, compared to $58.4 million in the 2013 period. The decrease was largely a result of reduced exploration costs, as well as an increase in our attributable share of income on our investment in MSC. The 2013 period also included a loss on disposal of $6.8 million relating to the sale of certain Nevada properties at a loss.

Production costs applicable to sales at El Gallo 1 were $19.4 million in the six months ended June 30, 2014, compared to $18.9 million for the same period in 2013 period. Although fewer ounces were sold during the period, increased mining costs due to a higher average strip ratio and higher haulage cost resulted in a net increase in Production costs applicable to sales. We also spent $0.4 million to repair and improve the integrity of the excess pond liners and foundation of the ADR plant, as well as to provide a higher margin of safety in the event of extraordinary rainfall. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $1.2 million in the six months ended June 30, 2014 compared to $nil in the same period in 2013. Mine construction costs in 2014 were incurred in relation to the El Gallo 1 expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day. As the expansion of El Gallo 1 started in the third quarter of 2013, there were no similar costs in the comparative period of 2013. As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1 in accordance with SEC Industry Guide 7.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, were $1.7 million in the six months ended June 30, 2014, compared to $0.6 million in the same period in 2013, and included a payment of $1.4 million for the Land Use Change permit in January 2014. As mentioned previously, we continue to pursue long-term items for a new mill, even though no final production decision has been made.

Exploration costs in 2014 decreased from the 2013 period from $19.5 million to $5.3 million, reflecting a reduction in expenditures and drilling activities across all exploration projects in 2014. During the 2014 period, we spent $0.8 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project.  This compares to $13.5 million in exploration expenditures in the comparable period in 2013. For Mexico, during the 2014 period, we spent $2.9 million in exploration expenditures, including approximately 24,400 ft. (7,450 m) of drilling primarily at the El Gallo 1 mine, compared to $4.4 million in 2013 for 50,200 ft. (15,290 m). For Nevada, we spent during the 2014 period $1.5 million in exploration expenditures in the U.S., which include drilling of approximately 4,550 ft. (1,390 m) at the South Roberts project and 2,670 ft. (810 m) at the Grass Valley project, compared to $1.5 million in the comparable period in 2013.

Property holding costs increased year-over-year, at $2.2 million in the 2014 period, compared to $1.7 million in the 2013 period.

General and administrative costs decreased in the 2014 period to $6.4 million compared to $8.4 million in 2013, reflecting our focus on cutting overhead in 2014 to conserve working capital.

Income on investment in MSC, net of amortization, during the six months ended June 30, 2014 was $4.6 million, compared to a loss of $1.8 million in the 2013 period. The improvement is primarily a result the impact of the devaluation of the Argentine peso relative to the U.S. dollar on operating costs, which partly offset lower grades and fewer ounces sold in the 2014 period.

Impairment of mineral property interests of $120.4 million relate to our Los Azules Project, which, as discussed above, was triggered by a recently announced acquisition of a copper project located in Argentina, which the Company believes shares similarities with the Los Azules Project. The carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million, for a net impairment charge of $97.9 million for the six months ended June 30, 2014.

For the six months ended June 30, 2013, the impairment of $27.7 million, along with a recovery of deferred income taxes of $2.3 million, related to certain exploration properties in the Province of Santa Cruz, Argentina.  The 2013 period also included a $95.9 million impairment on our investment in MSC.

Recovery of income taxes.  Recovery of income taxes was $44.0 million in the 2014 period, compared to $18.9 million in the 2013 period.  The income tax recovery in the first half of 2014 includes a $22.5 million tax recovery as a result of the impairment of the Los Azules Project, as well as a recovery of $21.3 million due to the impact of the devaluating Argentine peso on peso-denominated deferred income tax liabilities.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended June 30, 2014 were $840 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, compared to $744 per gold equivalent ounce in the same period in 2013, based on a silver to gold ratio of 52:1. Using a 60:1 conversion ratio, total cash costs per gold equivalent ounce for the second quarter of 2013 would have been $817. The increase in total cash costs was a result of lower grades at both the San José and El Gallo 1 mines. Also affecting costs at the San José mine were an increase in ground support costs in response to less favourable ground conditions, while costs at El Gallo 1 were impacted by higher haulage costs as we are currently mining areas in the pits farther away from the processing plant and waste dumps, as well as expenditures on the repair and improvement of excess pond liners and foundation of the ADR plant and to provide a higher margin of safety in the event of extraordinary rainfall.

Consolidated all-in sustaining costs for the quarter ended June 30, 2014 were $1,283 per gold equivalent ounce, compared to $1,111 per gold equivalent ounce in the same period in 2013, based on a silver to gold ratio of 52:1. Using a 60:1 conversion ratio, all-in sustaining costs per gold equivalent ounce for the second quarter of 2013 would have been $1,182. All-in sustaining costs were impacted by lower exploration expenses, both at the San José and the El Gallo 1 mine, although these benefits were offset by higher operating costs as discussed above, as well as fewer ounces being sold in 2014 compared to 2013 at the San José mine, reducing the number of ounces over which these costs are spread. Higher pre-stripping costs at the El Gallo 1 mine also contributed to the increase in all-in sustaining costs.

Consolidated all-in costs for the quarter ended June 30, 2014 were $1,444 per gold equivalent ounce sold, compared to $1,202 per gold equivalent ounce for the quarter ended June 30, 2013, based on a silver to gold ratio of 52:1. Using a 60:1 conversion ratio, all-in costs per gold equivalent ounce for the second quarter of 2013 would have been $1,274. In addition to those mentioned above, factors contributing to the increase in all-in costs include higher mine development costs relating to advances for the ball mill for the El Gallo 2 project, and higher mine construction costs for the El Gallo 1 expansion. Capital expenditures also include leasehold improvements for the relocation of our corporate office.

Consolidated total cash costs for the six months ended June 30, 2014 were $815 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, consistent with the 2013 period, based on a silver to gold ratio of 52:1, or a 6% decrease when based on a silver to gold ratio of 60:1. Consolidated all-in sustaining costs for the six months ended June 30, 2014 were $1,191 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, a decrease of 7% from the 2013 period, based on a silver to gold ratio of 52:1, or 14% when based on a silver to gold ratio of 60:1. Consolidated all-in costs for the six months ended June 30, 2014 were $1,378 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, a decrease of 15% from the 2013 period, based on a silver to gold ratio of 52:1, or 20% when based on a silver to gold ratio of 60:1. The decrease in costs in 2014 compared to 2013 were primarily due to the impact of the devaluation of the Argentine peso on operating costs at the San José mine and lower exploration expenditures. These partly offset lower grades at both mines, and higher mine construction and development costs related to the El Gallo 1 expansion and the El Gallo 2 ball mill construction.

Liquidity and Capital Resources

As of June 30, 2014, we had working capital of $28.4 million, comprised of current assets of $42.1 million and current liabilities of $13.7 million. This represents a decrease of approximately $7.2 million from the working capital balance of $35.6 million at of December 31, 2013.

We believe our working capital at June 30, 2014 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Given current sources of capital and our liquidity needs, we anticipate needing to raise additional capital sometime in 2015. Our sources of working capital at June 30, 2014 include cash on hand, other current assets, cash flows from El Gallo 1 and any distributions from the San José mine. However, in order to fund the development of El Gallo 2, we would need to raise additional of approximately $150 million, given the estimated capital cost significantly exceeds our available working capital. In such case, we would explore several financing methods to complete the development and construction of El Gallo 2, which may include incurring debt, issuing additional equity, equipment leasing and other forms of capital. Our ability to build El Gallo 2 is dependent on one or several of the alternatives being completed.

Net cash used in operations for six months ended June 30, 2014 decreased to $7.1 million from $34.7 million in 2013. Our El Gallo 1 mine contributed $22.8 million in gold and silver sales to operating cash flows in the first half of 2014 compared to $23.2 million in 2013. We also received $7.1 million in dividends from our investment in MSC, compared to $nil in the first half of 2013. These cash inflows were more than offset by cash paid to suppliers and employees of $37.1 million in the first half of 2014 and $58.5 million in 2013. Cash paid to suppliers and employees decreased year-over-year primarily due to a lower level of exploration activities in the 2014 period than in 2013.

Cash used in investing activities for the six months ended June 30, 2014 was $1.9 million compared to $0.4 million in same period in 2013, primarily relating to additions to property, plant and equipment such as the advances for the El Gallo 2 ball mill, and leasehold improvements for the relocation of our corporate office.

Cash provided by financing activities for six months ended June 30, 2014 was $0.1 million, consistent with the comparable period in 2013, and related to issuances of common stock as part of our Equity Incentive Plan.

Overall, cash decreased by $9.2 million from December 31, 2013 to June 30, 2014.

In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected future account payable with shares of our common stock, up to a maximum of 2,500,000 shares. The initial term of the agreement was six months, but we have recently renewed the agreement until July 31, 2014 under substantially similar terms and conditions. The number of shares to be issued will be determined monthly, based on the amount payable by the Company for services rendered above a defined tonnage threshold, using the closing price quoted of the common stock on active markets at the end of every month. As at June 30, 2014, the Company was required to issue approximately 379,400 shares under this agreement. The fair value of this liability is included in accounts payable and accrued liabilities on the consolidated balance sheet as at June 30, 2014. Approximately 107,400 shares were issued in July 2014, with the remained to be issued later in 2014.

In July 2014, we replaced our cash collateral provided to various governmental agencies to cover projected reclamation costs at our Tonkin property with surety bonds, thereby releasing $4.8 million in restricted cash. The annual fees on the surety bonds are 1.5% of their value, and required an upfront 10% deposit.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

Earnings from Mining Operations

The term Earnings from Mining Operations used in this report is a non-GAAP financial measure. We use and report this measure because we believe it provides investors and analysts with a useful measure of the underlying earnings from our mining operations.

We define Earnings from Mining Operations as Gold and Silver Revenues from our El Gallo 1 mine and our 49% attributable share of the San José mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we deduct this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine-site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 4 of the accompanying financial statements.

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

El Gallo 1 earnings from mining operations
Gold and silver sales	$11,637	$10,459	$22,767	$23,957
Production costs applicable to sales	(10,900)	(8,278)	(19,427)	(18,871)
Gross profit	737	2,181	3,340	5,086
Less: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	322	287	644	956
El Gallo 1 earnings from mining operations	1,059	2,468	3,984	6,042

San José earnings from mining operations (49% attributable basis)
Net sales	26,085	33,592	53,960	55,061
Production costs applicable to sales	(20,505)	(28,227)	(39,927)	(46,260)
Gross profit	5,580	5,365	14,033	8,801
Less: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	—	—	—	—
San José earnings from mining operations	5,580	5,365	14,033	8,801

Consolidated earnings from mining operations	6,639	7,833	18,017	14,843

Adjusted Net loss, and Adjusted Net Loss Per Share

The term adjusted net loss and adjusted net loss per share used in this report are non-GAAP financial measure. We use and report these measures because we believe it provides investors and analysts with a useful measure of the underlying operating performance of our core mining business.

Adjusted net income (loss) excludes the following items from net income (loss):

•            impairment charges (including inventory and VAT receivable write-downs, and impairments of long-lived assets), and the related income tax recovery;

•            foreign currency gains and losses, including the impact of foreign currency fluctuations on our deferred income tax liabilities denominated in Argentine peso; and

•            other non-recurring items, if applicable.

The following table presents a reconciliation of Adjusted Net Loss to Net Loss, a GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(104,022)	$(128,681)	$(86,135)	$(139,663)
Write-down of VAT receivable	340	—	340	—
Impairment of investment in MSC	—	95,878	—	95,878
Impairment of mineral property interests, net of income taxes	97,941	25,420	97,941	25,420
(Gain) loss on sale of assets, net of income taxes	18	4,539	(18)	4,539
Foreign currency loss (gain)	(284)	1,226	299	935
Portion of income on investment in MSC resulting from foreign currency fluctuations	(122)	(2,637)	(6,010)	(4,580)
Portion of income tax recovery resulting from foreign currency fluctuations	(2,484)	(7,480)	(21,348)	(13,726)
Adjusted net loss	(8,613)	(11,735)	(14,931)	(31,197)
Adjusted net loss per share - basic	$(0.03)	$(0.04)	$(0.05)	$(0.11)
Weighted average common shares outstanding (thousands) - basic	297,164	297,097	297,162	296,938

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

The measure total cash costs and total cash cost per ounce are calculated in accordance with the Production Cost Standard developed by The Gold Institute, which was a worldwide association of suppliers of gold and gold products and included leading North American gold producers. The Gold Institute ceased operations in 2002, but we believe the standard is still the accepted standard of reporting cash costs of production in North America. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies.

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

All-in costs include community, permitting and reclamation and remediation costs not related to current operations, non-sustaining exploration and development costs and non-sustaining capital expenditures. As these costs do not relate to any particular producing operation, we divide the sum of these costs by the consolidated gold equivalent ounces sold, including our attributable share of any operation where we hold less than a 100% interest, and do not provide this measure on a per mine basis.

Costs excluded from total cash costs, sustaining all-in sustaining costs and all-in costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalising items, as described in Adjusted Net loss, and Adjusted Net Loss Per Share above.

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 48% of the value of the sales in the second quarter of 2014 was derived from gold and 52% was derived from silver.  This compares to 43% and 57% for gold and silver, respectively, for the same period in 2013. For the six months ended June 30, 2014, approximately 49% of the value of the sales was derived from gold and 51% from silver, compared to 48% and 52% for the comparable period in 2013, respectively.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per ounce)		(in thousands, except per ounce)
Production costs applicable to sales	$10,900	$8,278	$19,427	$18,871
Less: Depreciation	(322)	(287)	(644)	(956)
Less: Pre-stripping costs for future pit access	(2,860)	(2,422)	(5,148)	(6,235)
On-site general and administrative expenses	313	149	567	369
Property holding costs	—	—	13	14
Other non-cash adjustments	(340)	—	(340)	—
Total cash costs (El Gallo 1 Mine)	$7,691	$5,718	$13,875	$12,063
McEwen’s share of MSC total cash costs (49%)	18,895	25,851	37,748	41,321
Consolidated total cash costs	$26,586	$31,569	$51,623	$53,384

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$852	$713	$788	$742
McEwen’s share of MSC total cash costs (49%)	836	751	826	842
Consolidated total cash costs (including McEwen’s share of MSC)	840	744	815	817

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per ounce)		(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$7,691	$5,718	$13,875	$12,063
Operating site reclamation accretion and amortization	200	153	401	432
On-site exploration expenses	595	1,341	907	2,671
Pre-stripping costs for future pit access	2,860	2,422	5,148	6,235
All-in sustaining costs (El Gallo 1 Mine)	$11,346	$9,634	$20,331	$21,401
McEwen’s share of MSC all-in sustaining costs (49%)	26,333	33,480	49,264	55,502
Corporate general and administrative expenses	2,899	4,068	5,873	8,040
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$40,578	$47,182	$75,467	$84,943

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$1,257	$1,201	$1,154	$1,317
McEwen’s share of MSC all-in sustaining costs (49%)	1,165	972	1,077	1,131
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	1,283	1,111	1,191	1,300

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per ounce)		(in thousands, except per ounce)
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$40,578	$47,182	$75,467	$84,943
Property holding costs (non-sustaining)	734	316	2,175	1,679
Reclamation accretion and amortization (non-operating sites)	38	63	68	118
Exploration expenses (non-sustaining)	2,042	3,548	4,410	16,968
Mine development (non-sustaining)	1,590	98	3,158	2,797
Mine construction and capital expenditures (non-sustaining)	708	(175)	2,018	—
Consolidated all-in costs (including McEwen’s share of MSC)	$45,691	$51,032	$87,297	$106,505

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen’s share of MSC)	$1,444	$1,202	$1,378	$1,630

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

	Three months ended June 30,
	2014			2013
	(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$11,504	$13,016	$24,520	$10,332	$18,211	$28,543
Silver sales	133	14,291	14,424	126	17,312	17,438
Gold and silver sales	$11,637	$27,307	$38,944	$10,458	$35,523	$45,981

Gold ounces sold	8,911	10,267	19,179	7,897	15,668	23,565
Silver ounces sold	6,760	740,543	747,303	6,400	975,605	982,005
Gold equivalent ounces sold	9,024	22,610	31,634	8,020	34,430	42,449

Average realized price per gold ounce sold	$1,291	$1,268	$1,278	$1,308	$1,162	$1,211
Average realized price per silver ounce sold	$19.58	$19.30	$19.30	$19.71	$17.74	$17.76
Average realized price per gold equivalent ounce sold	$1,289	$1,208	$1,231	$1,304	$1,032	$1,083

	Six months ended June 30,
	2014			2013
	(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$22,602	$27,625	$50,227	$23,596	$27,860	$51,456
Silver sales	165	29,028	29,193	361	29,933	$30,294
Gold and silver sales	$22,767	$56,653	$79,420	$23,957	$57,793	$81,750

Gold ounces sold	17,474	21,193	38,667	15,982	21,947	37,929
Silver ounces sold	8,360	1,471,960	1,480,320	14,200	1,411,253	1,425,453
Gold equivalent ounces sold	17,613	45,726	63,339	16,255	49,087	65,342

Average realized price per gold ounce sold	$1,293	$1,303	$1,299	$1,476	$1,269	$1,357
Average realized price per silver ounce sold	$19.71	$19.72	$19.72	$25.39	$21.21	$21.25
Average realized price per gold equivalent ounce sold	$1,293	$1,239	$1,254	$1,474	$1,177	$1,251

Gold equivalent ounces

The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs, all-in costs, and average realized prices, discussed above, on a per ounce basis. Gold equivalent ounces are calculated using an average silver to gold ratio of 60:1, as determined in our 2014 budget. Prior to 2014, the silver to gold ratio was 52:1.

Consolidated gold equivalent ounces sold

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Gold equivalent ounces sold (El Gallo 1 Mine)	9,024	8,020	17,613	16,255
McEwen’s share of MSC gold equivalent ounces sold	22,610	34,429	45,726	49,087
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	31,634	42,449	63,339	65,342

Silver : gold ratio	60 : 1	52 : 1	60 : 1	52 : 1

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis.  For the year ended December 31, 2013, the Argentine peso devalued by 29%. The Argentine peso devalued further, with a devaluation of 25% during the six months ended June 30, 2014. Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $3.5 million (C$ 3.7 million) at June 30, 2014, a 1% change in the Canadian dollar would result in a gain/loss of $0.03 million in the Consolidated Statement of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentine peso.

Interest Rate Risk

We have no bank debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $22.8 million for the six months ended June 30, 2014 (exclusive of our investment in MSC), a 10% change in the price of gold and silver would have had an impact of approximately $2.8 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of June 30, 2014, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable to make payments in accordance with our monthly filings. Collection timing on IVA receivables is uncertain. The risk is mitigated to the extent that the IVA receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. As at June 30, 2014, we continue to face credit risk on the collection of our IVA receivables.

In Nevada, we are required to provide security to cover our projected reclamation costs. We have surety bonds of $4.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 1.5% of their value, with an upfront deposit of 10%. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)                                 We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A.  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Form 10-K for the year ended December 31, 2013 and the other reports we file with the Securities and Exchange Commission (“SEC”). The following risk factors update and supplement the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2013. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

We are currently the subject of a voluntary inquiry by the SEC with respect to the accounting treatment of our Los Azules Project.

We are currently the subject of an inquiry by the Financial Reporting and Audit Task Force of the SEC’s Division of Enforcement requesting certain information from us on a voluntary basis (the “Inquiry”). The Inquiry commenced in late November 2013. The SEC has stated that the Inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor should it be considered a reflection on any person, entity or security. Based on our assessment of the questions asked and documents requested by the SEC, we believe the Inquiry concerns the accounting treatment of the Company’s Los Azules Project for the period ending June 30, 2013 (“Q2 2013”) and specifically why the Los Azules Project was not classified as “held for sale” pursuant to ASC 360, Property, Plant, and Equipment, and why we did not record an impairment relating to the Los Azules Project during Q2 2013, at which time the Company’s precious metals assets in Argentina were impaired and during which time the Company was engaging in a sales process for the Los Azules Project.

The Company conducts a review of potential impairment triggers for all its mineral projects on a quarterly basis. The impairment analysis and valuation is carried out by a third-party international valuation and corporate finance advisory firm. The Company found no indicators for impairment in Q1 2013. In Q2 2013 there were adverse changes in the economic environment for mining companies, which was considered to be an indicator of impairment under ASC 360-10-35-21a. Consequently, the Company, using our external consultants, performed impairment tests for all its Argentine assets, including the Los Azules Project. The results of the impairment tests conducted by our external consultants indicated that, although certain of our precious metal assets in Argentina were impaired, there was no impairment for the Los Azules Project. In Q3 2013 no indicators of impairment were identified for the Los Azules Project. For Q4 2013, annual impairment testing was performed on all assets and no impairment of the Project was recorded. In Q1 2014, no indicators of impairment were identified for the Los Azules Project. As set out in Note 3 of the accompanying financial statements in this Form 10-Q, indicators of impairment for the Los Azules Project were identified for Q2 2014 due to the sale of Lumina Copper Corp.’s Taca Taca copper project to First Quantum Minerals Ltd. The Company consequently recorded an impairment charge of $120.4 million relating to the Los Azules Project during Q2 2014. The Company believes that the “asset held for sale” criteria under ASC 360 were never satisfied for the Los Azules Project in any of the periods presented above. In addition, our financial statements for the year ended December 31, 2013 were audited by our independent registered public accounting firm, KPMG LLP, who issued an unqualified opinion on our 2013 annual consolidated financial statements.

We have cooperated fully and intend to continue to cooperate fully with the SEC.  Following a meeting with the SEC in Washington, DC on April 7, 2014, we delivered our responses to the SEC’s third request for documents in late April 2014.  There have been no additional requests by the SEC for information since that time. At this point, we are unable to predict what, if any, consequences the Inquiry may have on us. However, the Inquiry may continue to result in considerable legal expenses and divert management’s attention from other business concerns. If the SEC were to commence legal action, we could be required to pay significant penalties or other amounts and could become subject to injunctions, an administrative cease and desist order or other equitable remedies. The resolution of the Inquiry could require the filing of restatements of our prior financial statements or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the Inquiry, and the outcome could have a material adverse impact on our business.

Our operations in Argentina and Mexico are subject to changes in political conditions, regulations and crime.

Although all of our operations are subject to changes in political conditions, regulations and crime, the Company has substantial investments in Argentina and is therefore subject to risks normally associated with the conduct of business in foreign countries. Argentina has undergone significant government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of parts and supplies, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. These changes and changes, if any, in mining or investment policies or shifts in political attitude in any of the other jurisdictions in which the Company operates may adversely affect the Company’s operations or profitability. There also is the risk of political violence and increased social tension in Argentina as the country has experienced periods of crime, and civil and labor unrest. Certain political and economic events such as acts, or failures to act, by government authorities in Argentina, and acts of political violence could have a material adverse effect on our ability to operate in the country.

In 2014, there continues to be a high level of economic instability. In July 2014, Argentina failed to reach an agreement to avert its second bond default in 12 years. The full consequences of the default on Argentina’s political and economic landscape, and on the Company, are still unclear.

Item 6.  EXHIBITS

The following exhibits are filed or furnished with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013, (ii) the Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Six Months Ended June 30, 2014 and 2013, (iv) the Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 6, 2014	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Date: August 6, 2014	By Perry Y. Ing,
Vice President and Chief Financial Officer