Form 10-Q
period 2014-09-30
McEwen Mining Inc.
filed 2014-11-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 270,220,384 shares outstanding as of November 5, 2014 (and 28,879,495 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUE:
Gold and silver sales	$8,853	$11,778	$31,620	$35,735
	8,853	11,778	31,620	35,735
COSTS AND EXPENSES:
Production costs applicable to sales	10,997	7,907	30,424	26,778
Mine construction costs	567	662	1,723	662
Mine development costs	31	85	1,754	654
Exploration costs	2,306	2,575	7,623	22,064
Property holding costs	2,380	2,384	4,568	4,077
General and administrative expenses	2,549	2,496	8,989	10,905
Depreciation	239	204	693	731
Accretion of asset retirement obligation (note 3)	100	113	309	347
Loss (income) on investment in Minera Santa Cruz S.A., net of amortization (note 4)	4,441	(2,040)	(150)	(252)
Impairment of investment in MSC (note 4)	—	—	—	95,878
Impairment of mineral property interests and property and equipment (note 3)	—	6,287	120,398	34,016
(Gain) loss on sale of assets	(8)	(50)	(26)	6,741
Total costs and expenses	23,602	20,623	176,305	202,601
Operating loss	(14,749)	(8,845)	(144,685)	(166,866)

OTHER INCOME (EXPENSE):
Interest income	347	60	456	199
Registration taxes	(6,712)	—	(6,712)	—
Gain on litigation settlement	—	—	—	560
Gain (loss) on sales of gold and silver	—	51	—	(223)
Foreign currency loss	(633)	(159)	(932)	(1,094)
Total other income (expense)	(6,998)	(48)	(7,188)	(558)
Loss before income taxes	(21,747)	(8,893)	(151,873)	(167,424)
Income tax recovery (note 8)	8,714	12,157	52,705	31,025
Net (loss) income	(13,033)	3,264	(99,168)	(136,399)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on available-for-sale securities, net of taxes	(2)	—	1	3
Comprehensive (loss) income	$(13,035)	$3,264	$(99,167)	$(136,396)
Net (loss) income per share (note 9):
Basic	$(0.04)	$0.01	$(0.33)	$(0.46)
Diluted	$(0.04)	$0.01	$(0.33)	$(0.46)
Weighted average common shares outstanding (thousands) (note 9):
Basic	297,164	297,125	297,162	297,001
Diluted	297,164	297,899	297,162	297,001

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,622	$24,321
IVA taxes receivable	10,873	11,591
Inventories (note 2)	9,202	8,800
Other current assets	2,005	2,059
Total current assets	39,702	46,771

Mineral property interests (note 3)	521,526	642,968
Restricted time deposits for reclamation bonding (note 3)	2	5,183
Investment in Minera Santa Cruz S.A. (note 4)	203,614	212,947
Property and equipment, net (note 5)	18,085	15,143
Other assets (note 13)	531	54
TOTAL ASSETS	$783,460	$923,066

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,310	$9,797
Current portion of asset retirement obligation (note 3)	1,458	1,392
Total current liabilities	19,768	11,189

Asset retirement obligation, less current portion (note 3)	5,976	5,855
Deferred income tax liability (note 8)	106,150	158,855
Deferred rent expense	328	—
Other liabilities	400	400
Total liabilities	$132,622	$176,299
Commitments and Contingencies (note 13)

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized; Common: 268,643 as of September 30, 2014 and 264,913 shares as of December 31, 2013 issued and outstanding Exchangeable: 29,607 shares as of Septembre 30, 2014 and 32,246 shares as of December 31, 2013 issued and outstanding	1,357,934	1,354,696
Accumulated deficit	(706,802)	(607,634)
Accumulated other comprehensive loss	(294)	(295)
Total shareholders’ equity	650,838	746,767

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$783,460	$923,066

Subsequent events (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2012	296,025	$1,349,777	$(294)	$(459,892)	$889,591
Stock-based compensation	—	965	—	—	965
Exercise of stock options	93	171	—	—	171
Shares issued for litigation settlement	1,000	3,270	—	—	3,270
Shares issued for Mexico mining concessions	41	96	—	—	96
Unrealized gain on available-for-sale securities, net of taxes	—	—	3	—	3
Net loss	—	—	—	(136,399)	(136,399)
Balance, September 30, 2013	297,159	$1,354,279	$(291)	$(596,291)	$757,697

Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation	—	852	—	—	852
Exercise of stock options	697	1,382	—	—	1,382
Shares issued for settlement of accounts payable	393	1,004	—	—	1,004
Unrealized gain on available-for-sale securities, net of taxes	—	—	1	—	1
Net loss	—	—	—	(99,168)	(99,168)
Balance, September 30, 2014	298,249	$1,357,934	$(294)	$(706,802)	$650,838

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Cash paid to suppliers and employees	$(51,300)	$(74,359)
Cash received from gold and silver sales	31,620	34,711
Dividends received from Minera Santa Cruz S.A.	9,483	1,242
Proceeds from sale of gold and silver bullion	—	1,467
Lease incentive	328	—
Interest received	456	139
Cash used in operating activities	(9,413)	(36,800)
Cash flows from investing activities:
Acquisition of mineral property interests	—	(150)
Additions to property and equipment	(2,691)	(3,710)
Decrease to restricted time deposits for reclamation bonding	5,181	—
Deposit for surety bonds for reclamation bonding	(481)	—
Proceeds from disposal of property and equipment	39	1,449
Cash provided by (used in) investing activities	2,048	(2,411)
Cash flows from financing activities:
Exercise of stock options	1,382	171
Cash provided by financing activities	1,382	171
Effect of exchange rate change on cash and cash equivalents	(716)	(819)
Decrease in cash and cash equivalents	(6,699)	(39,859)
Cash and cash equivalents, beginning of period	24,321	70,921
Cash and cash equivalents, end of period	$17,622	$31,062

Reconciliation of net loss to cash used in operating activities:
Net loss	$(99,168)	$(136,399)
Adjustments to reconcile net loss from operating activities:
Income on investment in Minera Santa Cruz S.A., net of amortization	(150)	(252)
Impairment of investment in MSC	—	95,878
Impairment of mineral property interests and property and equipment	120,398	34,016
(Gain) loss on sale of assets	(26)	6,741
Lease incentive	328	—
Income tax recovery	(52,705)	(31,025)
Gain on litigation settlement	—	(560)
Unrealized loss on gold and silver bullion	—	223
Proceeds on sale of gold and silver bullion	—	1,467
Stock-based compensation	852	965
Shares issued to supplier for settlement of accounts payable	1,004	—
Depreciation	693	731
Accretion of asset retirement obligation	309	347
Amortization of mineral property interests and asset retirement obligations	923	1,244
Foreign exchange loss	716	819
Change in non-cash working capital items:
Decrease in IVA taxes receivable, net of collection of $5,049 (2013 - $nil)	717	979
(Increase) in other assets related to operations	(342)	(1,078)
Increase (decrease) in liabilities related to operations	7,555	(12,138)
Dividends received from Minera Santa Cruz S.A.	9,483	1,242
Cash used in operating activities	$(9,413)	$(36,800)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

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

The Company operates in Argentina, Mexico, and the United States.  It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner and operator of the producing San José mine in Santa Cruz, Argentina, which is controlled by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’). It also owns the El Gallo 1 mine in Sinaloa, Mexico. In addition to its operating properties, the Company also holds interests in numerous exploration stage properties and projects in Argentina, Mexico and the United States.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, the Consolidated Balance Sheets as at September 30, 2014 (unaudited) and December 31, 2013, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014  and 2013, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2013.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit:  In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2014. The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Matters: In March 2013, the FASB issued ASU 2013-05 related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2014. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, Accounting Standards Codification (“ASC”) 205-40 guidance was amended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company’s fiscal year beginning January 1, 2015, with early application permitted. The updated guidance is not expected to have an impact on the Company’s consolidated financial statements.

Presentation of Financial Statements and Property, Plant and Equipment — Reporting Discontinued Operations and Disclosures of Components of an Entity:  In April 2014, ASC 205 and ASC 360 guidance was amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2015. The new guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning January 1, 2017, including interim reporting periods within that year. The Company is evaluating the effect that the updated standard will have on its consolidated financial position, results of operations or cash flows.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 2   INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Ore on leach pads	$1,730	$2,749
In-process inventory	4,417	2,681
Stockpiles	382	778
Precious metals	1,467	1,300
Materials and supplies	1,206	1,292
Inventories	$9,202	$8,800

The Company recorded write-downs of $0.6 million, $0.9 million and $0.2 million on its ore on leach pads inventory, in-process inventory, and precious metals inventory, respectively, during the three months ended September 30, 2014, for a total of $1.7 million, to reduce the carrying value of its metal inventories to net realizable value. The write-down was due to a high volume of waste material being extracted, higher operating costs and lower metal prices during the third quarter of 2014. The inventory write-downs of $1.7 million are included as a component of Production Costs Applicable to Sales.

NOTE 3   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

During the second quarter of 2014, the Company recorded an impairment charge of $120.4 million relating to its Los Azules copper exploration project (“Los Azules Project”). The Company conducts a review of potential triggering events for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy. Such a triggering event was identified in the second quarter of 2014 with respect to the Company’s Los Azules Project. The triggering event identified was a contemporaneous acquisition of a copper project located in Argentina, which shared similarities with the Los Azules Project due to its scale, location, and stage of development. Based on the announcement day value of the similar project, the estimated market value per pound of copper equivalent mineralized material from this transaction was below the carrying value per pound of estimated copper equivalent mineralized material of the Los Azules Project, indicating a potential significant decrease in the market price of the Los Azules Project, in accordance with ASC 360-35-21-a, and therefore a requirement to test the Los Azules Project for recoverability. To assist in performing a recoverability test, the Company engaged a third-party valuation firm who used the observed market value per pound of copper equivalent mineralized material based on this contemporaneous and other comparable transactions to estimate the fair value of the Los Azules Project. The carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million, being recorded in the Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2014.

Impairments recorded in the second and third quarters of 2013 related to the Company’s exploration properties in Santa Cruz, Argentina, and Nevada, respectively. The impairments related to the Santa Cruz properties were primarily due to an unexpected significant decline in gold and silver market prices, continued inflationary pressures and a new tax on mining reserves in the Province, resulting in a depressed market for exploration properties in Argentina. The impairment related to the Nevada properties were a result of the Company allowing certain claims in the West Battle Mountain Complex to lapse, in an effort to rationalize the Company’s mineral property interests and focus its exploration program on more prospective areas. The impairment charges for the Santa Cruz and Nevada properties were of $27.7 million and $6.3 million, respectively, along with a resulting reduction in deferred tax liability and recovery of deferred income taxes of $2.3 million and $2.2 million, respectively.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 3   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Mineral Property Interests (Continued)

Impairment charges were recorded on the following mineral property interests for the three and nine months ended September 30, 2014 and 2013.

		Three months ended September 30,		Nine months ended September 30,
Name of Property/Complex	Segment	2014	2013	2014	2013
		(in thousands)
Telken Tenements	Argentina	$—	$—	$—	$13,792
Este Tenements	Argentina	—	—	—	2,784
Piramides Tenements	Argentina	—	—	—	5,079
Tobias Tenements	Argentina	—	—	—	6,074
Los Azules Project	Argentina	—	—	120,398	—
West Battle Mountain Complex	Nevada	—	6,287	—	6,287
Total impairments		$—	$6,287	$120,398	$34,016

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 mine in Mexico.

The current undiscounted estimate of the reclamation costs for existing disturbances on the Tonkin property to the degree required by the U.S. Bureau of Land Management (“BLM”) and the Nevada Department of Environmental Protection (“NDEP”) was $2.7 million as of September 30, 2014. Expenses are expected to be incurred between the years 2014 and 2040. The Company submitted a mine closure plan to the NDEP and BLM for the Tonkin property during the fourth quarter of 2010.  As at September 30, 2014, the closure plan has already been approved by the NDEP but is still under review by the BLM pursuant to the National Environmental Policy Act. It is possible that reclamation plan cost estimates and bonding requirements may increase as a result of this review. The Company, however, is unable to meaningfully estimate possible increases at this time.

For mineral properties in the United States, the Company maintains required reclamation bonding with various governmental agencies. During the third quarter of 2014, the Company replaced its cash bonding of $4.8 million with surety bonds of the same amounts, as discussed in Note 13, Contingencies.

The current undiscounted estimate of the reclamation costs for existing disturbances at the El Gallo 1 mine was $4.6 million as of September 30, 2014. Expenses are expected to be incurred between the years 2015 and 2018. Under Mexican regulations, bonding of projected reclamation costs is not required.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 3   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (Continued)

Asset Retirement Obligations (Continued)

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are as follows:

	Nine months ended	Year Ended
	September 30, 2014	December 31, 2013
	(in thousands)
Asset retirement obligation liability, beginning balance	$7,247	$6,359
Settlements	(43)	(60)
Accretion of liability	309	461
Adjustment reflecting updated estimates	(79)	487
Asset retirement obligation liability, ending balance	$7,434	$7,247

As at September 30, 2014, the current portion of the asset retirement obligation was $1.5 million (December 31, 2013 - $1.4 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are to be charged to expense based on the units of production method and upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at El Gallo 1 as proven or probable reserves under the SEC definition, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three and nine months ended September 30, 2014, the Company recorded $0.3 million and $1.0 million, respectively, of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014, of which $0.1 million and $0.4 million, respectively, related to the amortization of capitalized asset retirement costs.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 4   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

The Company’s 49% attributable share of operations from its investment in MSC was a loss of $4.4 million for the three months ended September 30, 2014, and income of $0.2 million for the nine months ended September 30, 2014. This compares to income of $2.0 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase to the Company’s income from its investment in MSC for the three and nine months ended September 30, 2014.

During the first quarter of 2013, it was determined that the cost of sales reported by MSC under U.S. GAAP for the year and three months ended December 31, 2012 was understated, resulting in an overstatement of MSC’s after-tax net income of $3.9 million. As the error was not material to previously-reported consolidated financial statements, the correction was recorded in the three months ended March 31, 2013. As a result, the income from the Company’s equity investment of 49% in MSC includes an adjustment of $1.9 million, resulting in a reduction of the Company’s Income from Investment in MSC for the nine months ended September 30, 2013.

During the second quarter of 2013, the Company recorded an impairment charge of $95.9 million on its investment in MSC, primarily as a result of an unexpected and significant decline in gold and silver market prices, continued inflationary pressures during the year, and amendments to the Santa Cruz Provincial Tax Code and Provincial Tax Law, which imposed a new tax on mining reserves in the Province of Santa Cruz. As the loss in value of the investment was considered other than temporary, an impairment of $95.9 million was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2013.

During the fourth quarter of 2013, the Company entered into a vend-in agreement with MSC and subsidiaries of Hochschild pursuant to which both parties agreed to contribute to MSC the mining rights of certain Santa Cruz exploration properties. The carrying value of the Company’s properties of $35.9 million, net of the related deferred tax liability of $17.3 million, was transferred to the Company’s investment in MSC, with no gain or loss recognized upon transfer, and is reflected in the Investment in MSC balance as at December 31, 2013.

During the three and nine months ended September 30, 2014, the Company received $2.4 million and $9.5 million in dividends from MSC, respectively, compared to $1.2 million during the same period in 2013.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2014 and year ended December 31, 2013 are as follows:

	Nine months ended	Year ended
	September 30, 2014	December 31, 2013
	(in thousands)
Investment in MSC, beginning balance	$212,947	$273,948
Attributable net income from equity investment	149	2,126
Amortization of fair value increments	(9,652)	(18,425)
Income tax recovery	9,653	17,145
Dividend distribution	(9,483)	(1,826)
Impairment of investment in MSC	—	(95,878)
Contribution of Santa Cruz exploration properties, net of tax	—	35,857
Investment in MSC, ending balance	$203,614	$212,947

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 4   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (Continued)

A summary of the operating results from MSC for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Minera Santa Cruz S.A. (100%)
Net sales	$38,263	$69,663	$148,386	$182,031
Production costs applicable to sales	(36,136)	(44,964)	(117,620)	(139,373)
(Loss) income from operations before extraordinary items	(5,488)	5,424	304	7,988
Net (loss) income	(5,488)	5,424	304	7,988

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(2,689)	$2,658	$149	$3,914
Amortization of fair value increments	(3,522)	(3,579)	(9,652)	(15,582)
Income tax recovery	1,770	2,961	9,653	11,920
(Loss) income on investment in MSC, net of amortization	$(4,441)	$2,040	$150	$252

As at September 30, 2014, MSC had current assets of $98.3 million, total assets of $518.5 million, current liabilities of $56.9 million and total liabilities of $141.6 million on an unaudited basis. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and are net of the impairment charge of $95.9 million recorded in the second quarter of 2013. Excluding the fair value increments from the purchase price allocation and the impairment charge recorded in the second quarter of 2013, MSC had current assets of $101.2 million, total assets of $308.9 million, current liabilities of $56.9 million, and total liabilities of $94.5 million as at September 30, 2014.

NOTE 5   PROPERTY AND EQUIPMENT

As at September 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Trucks and trailers	$1,012	$1,041
Office furniture and equipment	2,057	1,163
Drill rigs	998	998
Building	1,514	1,469
Land	8,699	8,672
Mining equipment	1,452	1,206
Construction-in-progress	6,292	3,894
Subtotal	$22,024	$18,443
Less: accumulated depreciation	(3,939)	(3,300)
Total	$18,085	$15,143

The increase in property and equipment from December 31, 2013 to September 30, 2014 was mainly in relation to leasehold improvements to the Company’s corporate office, as well as construction-in-progress assets which include advances the Company made to a supplier for long-lead items for its El Gallo 2 project.

Depreciation expense for the three and nine months ended September 30, 2014 was $0.2 million and $0.7 million, respectively (2013 - $0.2 million and $0.7 million, respectively).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 6   SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2014, 2.6 million exchangeable shares were converted into common stock.  At September 30, 2014, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 29.6 million.

During the nine months ended September 30, 2014, the Company issued approximately 697,300 shares of common stock upon exercise of stock options under the Equity Incentive Plan at a weighted average exercise price of $1.98 per share for proceeds of $1.4 million.

During the three and nine months ended September 30, 2014, the Company issued approximately 393,190 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered above a defined tonnage threshold. As at September 30, 2014, the Company was required to issue a cumulative total of approximately 446,950 common shares. The fair value of the remaining 53,760 outstanding shares of $0.1 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as at September 30, 2014.

NOTE 7   STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2014, the Company granted stock options to certain employees and directors for an aggregate of 1.7 million shares of common stock at a weighted average exercise price of $2.90 per share. The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue. During the comparable periods in 2013, stock options granted to employees and directors amounted to 1.7 million shares of common stock at an exercise price of $2.25 per share. The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.01%	0.5% to 0.86%	1.01%	0.50%
Dividend yield	n/a	n/a	n/a	n/a
Volatility factor of the expected market price of common stock	70%	66% to 69%	70%	66%
Weighted-average expected life of option	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	$1.45	$1.02	$1.45	$1.01

During the three and nine months ended September 30, 2014, the Company recorded stock option expense of $0.2 million and $0.9 million, respectively. This compares to $0.3 million and $1.0 million for the three and nine months ended September 30, 2013.

NOTE 8   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to losses before taxes primarily as a result of valuation allowances being applied to losses and due to changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition. This deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three and nine months ended September 30, 2014, the Company recorded an income tax recovery of $2.3 million and $23.7 million, respectively, as a result of the Argentine peso devaluation, compared to $9.9 million and $23.6 million for the three and nine months ended September 30, 2013, respectively. Further, the income tax recovery for the nine months ended September 30, 2014 includes $22.5 million associated with the impairment of the Los Azules Project, discussed in Note 3, Mineral Property Interests and Asset Retirement Obligations. This compares to an income tax recovery of $2.2 million and $7.0 million related to mineral property interests sold or impaired in the three and nine months ended September 30, 2013, respectively.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 8   INCOME TAXES (Continued)

Also in the third quarter of 2014, the Company recorded an adjustment to decrease deferred tax liabilities by $5.8 million to record the tax effect of timing differences related to exploration expenditures incurred in Argentina in prior years and deductible for tax purposes in future years. The adjustment is included in deferred tax recovery in the three and nine months ended September 30, 2014.

NOTE 9   NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing the net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic (loss) income per share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share)
Net (loss) income	$(13,033)	$3,264	$(99,168)	$(136,399)
Weighted average common shares (thousands):
Basic	297,164	297,125	297,162	297,001
Effect of employee stock-based awards	—	774	—	—
Diluted	297,164	297,899	297,162	297,001
Net (loss) income per share:
Basic	$(0.04)	$0.01	$(0.33)	$(0.46)
Diluted	$(0.04)	$0.01	$(0.33)	$(0.46)

For the three months ended September 30, 2014, options to purchase 3.2 million shares of common stock outstanding at September 30, 2014 (September 30, 2013 — 2.1 million) at an average exercise price of $4.28 per share (September 30, 2013 — $5.01) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for the three months ended September 30, 2014 and 2013, respectively. Other outstanding options to purchase 3.2 million shares of common stock were not included in the computation of diluted weighted average shares in the three months ended September 30, 2014 because their effect would have been anti-dilutive.

For the nine months ended September 30, 2014, options to purchase 3.2 million shares of common stock outstanding at September 30, 2014 (September 30, 2013 — 2.0 million options) at an average exercise price of $4.28 per share (September 30, 2013 — $5.16) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for the three months ended September 30, 2014 and 2013, respectively. Other outstanding options to purchase 3.2 million shares of common stock (September 30, 2013 — 3.6 million options) were not included in the computation of diluted weighted average shares in the nine months ended September 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

NOTE 10   RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2014, the Company incurred and paid $25,237 and $63,755, respectively, to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft, compared to $9,100 and $79,625 for the three and nine months ended September 30, 2013, respectively.

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

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 11   SEGMENTED INFORMATION (Continued)

The financial information relating to the Company’s operating segments as of, and for the three and nine months ended September 30, 2014 and 2013 is as follows:

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended September 30, 2014
Gold and silver sales	$—	$8,853	$—	$—	$8,853
Production costs applicable to sales	—	(10,997)	—	—	(10,997)
Mine construction costs	—	(567)	—	—	(567)
Mine development costs	—	(31)	—	—	(31)
Exploration costs	(190)	(1,201)	(851)	(64)	(2,306)
General and administrative expenses	(210)	(910)	(50)	(1,379)	(2,549)
Impairment of mineral property interests and property and equipment	—	—	—	—	—
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(4,441)	—	—	—	(4,441)
Operating loss	(4,915)	(5,936)	(2,392)	(1,506)	(14,749)

For the nine months ended September 30, 2014
Gold and silver sales	$—	$31,620	$—	$—	$31,620
Production costs applicable to sales	—	(30,424)	—	—	(30,424)
Mine construction costs	—	(1,723)	—	—	(1,723)
Mine development costs	—	(1,754)	—	—	(1,754)
Exploration costs	(940)	(4,077)	(2,368)	(238)	(7,623)
General and administrative expenses	(563)	(2,418)	(163)	(5,845)	(8,989)
Impairment of mineral property interests and property and equipment	(120,398)	—	—	—	(120,398)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	150	—	—	—	150
Operating loss	(122,474)	(11,134)	(4,846)	(6,231)	(144,685)

As at September 30, 2014
Investment in Minera Santa Cruz S.A.	203,614	—	—	—	203,614
Mineral property interests	337,806	11,018	172,702	—	521,526
Total assets	544,628	58,865	173,259	6,708	783,460

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended September 30, 2013
Gold and silver sales	$—	$11,778	$—	$—	$11,778
Production costs applicable to sales	—	(7,907)	—	—	(7,907)
Mine construction costs	—	(662)	—	—	(662)
Mine development costs	—	(85)	—	—	(85)
Exploration costs	(631)	(1,148)	(634)	(162)	(2,575)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	2,040	—	—	—	2,040
Impairment of mineral property interests and property and equipment	—	—	(6,287)	—	(6,287)
Gain on sale of assets	10	—	40	—	50
Operating income (loss)	1,131	393	(8,499)	(1,870)	(8,845)

For the nine months ended September 30, 2013
Gold and silver sales	$—	$35,735	$—	$—	$35,735
Production costs applicable to sales	—	(26,778)	—	—	(26,778)
Mine construction costs	—	(662)	—	—	(662)
Mine development costs	—	(654)	—	—	(654)
Exploration costs	(14,110)	(5,582)	(2,086)	(288)	(22,066)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	252	—	—	—	252
Impairment of investment in MSC	(95,878)	—	—	—	(95,878)
Impairment of mineral property interests and property and equipment	(27,729)	—	(6,287)	—	(34,016)
Gain (loss) on sale of assets	(316)	—	(6,428)	3	(6,741)
Operating loss	(139,297)	(2,627)	(17,102)	(7,840)	(166,866)

As at December 31, 2013
Investment in Minera Santa Cruz S.A.	212,947	—	—	—	212,947
Mineral property interests	458,203	11,984	172,781	—	642,968
Total assets	674,269	54,131	177,248	17,418	923,066

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities which are recorded at fair value as reported in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Portion of accounts payable and accrued liabilities recorded at fair value	$105	$—	$105	$—
	$105	$—	$105	$—

	Fair Value as at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Portion of accounts payable and accrued liabilities recorded at fair value	177	—	177	—
	$177	$—	$177	$—

As at September 30, 2014, accounts payable included an accrual of $0.1 million for the fair value of approximately 53,760 shares of common stock that are required to be issued as part of the settlement of certain amounts due by the Company to one of its vendors, as discussed in Note 6, Shareholders’ Equity. As the Company’s stock is quoted on an active market, this liability is classified within Level 1 of the fair value hierarchy.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 13   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States, as discussed in Note 4, Mineral Properties and Asset Retirement Obligations. These surety bonds are available for draw down in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2014, there were $4.8 million of outstanding surety bonds (December 31, 2013 - nil). The annual financing fees are 1.5% of the value of the surety bonds, with an upfront 10% deposit of $0.5 million which is included in Other Assets in the Consolidated Balance Sheet.

NOTE 14   SUBSEQUENT EVENTS

In October 2014, the Company entered into a transaction with TNR Gold Corp. (“TNR”) (and certain of its subsidiaries) whereby TNR’s back-in right to acquire up to 25% of the equity in certain portions of the Los Azules Project, has been terminated. In exchange for the termination of the back-in right, TNR will receive a 0.4% net smelter royalty on the Los Azules Project, 850,000 shares of the Company’s common stock and, if Company sells all of its interest in the project within thirty six months of closing the transaction, a bonus payment equal to 1% of the gross proceeds.

In October 2014, the Company also subscribed, by way of a private placement, 8,333,333 common share units (the “Units”) of Visible Gold Mines Inc. (“Visible Gold”) at a price of C$0.06 per Unit for an aggregate amount of approximately $0.4 million (C$0.5 million). Each Unit consists of one common share and one warrant (the “Transaction”). Each warrant entitles the Company to purchase one additional common share in Visible Gold at a price of $0.10 until April 27, 2016. The common shares and warrants purchased pursuant to the Transaction represent ownership of approximately 10.4% of the issued and outstanding shares of Visible Gold post closing (or approximately 18.9% on a partially diluted basis).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 7, 2014 for the foreseeable future. It also analyzes our financial condition at September 30, 2014 and compares it to our financial condition at December 31, 2013. Finally, the discussion analyzes our results of our operations for the three and nine months ended September 30, 2014 and compares those results to the three and nine months ended September 30, 2013.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2013.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, adjusted net loss, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, beginning on page 34.

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

Overview

McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, production of, and sale of gold and silver.  Our principal assets consist of our 49% interest in the San José mine in Santa Cruz, Argentina; the El Gallo Complex in Sinaloa, Mexico; the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Nevada and Mexico.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, unless otherwise indicated)
Gold and silver sales	$8,853	$11,778	$31,620	$35,735
(Loss) income on investment in Minera Santa Cruz S.A., net of amortization	$(4,441)	$2,040	$150	$252
(Loss) earnings from mining operations (1) (3)	$(780)	$16,261	$17,237	$31,102
Net (loss) income	$(13,033)	$3,264	$(99,168)	$(136,399)
Net (loss) income per common share - basic and diluted	$(0.04)	$0.01	$(0.33)	$(0.46)
Adjusted net loss (3)	$(8,341)	$(4,157)	$(23,254)	$(35,625)
Adjusted net loss per common share - basic and diluted (3)	$(0.03)	$(0.01)	$(0.08)	$(0.12)
Consolidated gold ounces (1):
Produced	18.0	20.5	57.0	58.5
Sold	15.6	20.9	54.3	58.8
Consolidated silver ounces (1):
Produced	757	833	2,222	2,278
Sold	566	814	2,046	2,240
Consolidated gold equivalent ounces (1) (2):
Produced	30.6	36.5	94.0	102.3
Sold	25.1	36.5	88.4	101.9
Consolidated average realized price ($/ounce) (1) (3):
Gold	$1,231	$1,378	$1,279	$1,364
Silver	$16.48	$23.19	$18.82	$21.96
Consolidated costs per gold equivalent ounce sold ($/ounce) (1) (2):
Total cash costs (3)	$1,009	$728	$870	$785
All-in sustaining costs (3) (4)	$1,448	$1,036	$1,264	$1,206
All-in costs (3)	$1,645	$1,221	$1,454	$1,483
Silver : gold ratio (2)	60 : 1	52 : 1	60 : 1	52 : 1

(1)         Includes portion attributable to us from our 49% interest in the San José mine.

(2)         Gold equivalent ounces and costs per gold equivalent ounce for 2014 are calculated using an average silver to gold ratio of 60:1. Prior to 2014, the silver to gold ratio was 52:1.

(3)         Earnings from mining operations, adjusted net loss, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 34 for additional information, including definitions of these terms.

(4)         In the fourth quarter of 2013, the Company revised its allocation of exploration expenses to all-in sustaining costs. Prior period figures have been adjusted to conform to the current methodology.

Operating and Financial Highlights

•                  Gold equivalent production in the third quarter of 2014 totaled 30,642 ounces, which includes 23,811 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina, and 6,831 gold equivalent ounces from the El Gallo 1 mine in Mexico. Production decreased year-over-year due to lower grades at both the El Gallo 1 and San José mines. In addition, production at El Gallo 1 was further negatively impacted by severe rainfall that resulted in lower haulage rates and crusher throughput, and prevented the mining of deeper, higher-grade ore during the quarter.

•                  Total cash costs, all-in sustaining costs and all-in costs per gold equivalent ounce sold for the third quarter of 2014 for all of our operations on a consolidated basis totaled $1,009, $1,448 and $1,645 per ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine for the third quarter of 2014 totaled $873 and $1,217 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $1,367 and $1,730 per gold equivalent ounce, respectively. The year-over-year increase in total cash costs per gold equivalent ounce reflect lower grades at both mines, as well as operational challenges at the El Gallo 1 mine. All-in sustaining and all-in costs per gold equivalent ounce also reflect the impact of fewer ounces sold both at the El Gallo 1 and San José mine over which costs are spread.

•                  Gold equivalent ounces sold in the third quarter of 2014 totaled 25,058 ounces, which includes 18,153 gold equivalent ounces attributable to us from our 49% interest in the San José mine, and 6,905 gold equivalent ounces from El Gallo 1. The year-over-year decrease in ounces sold reflects the decrease in production at both the El Gallo 1 and San José mine. Further, concentrate shipments from the San José mine have been delayed due to increased fishing activities in the region, which has limited port availability as fishing shipments are given priority over other commercial activities.

•                  The average realized price for all of our operations on a consolidated basis in the third quarter of 2014 was $1,231 and $16.48 per ounce of gold and silver sold, respectively. The decrease year-over-year reflects the downward trend of gold and silver prices during the third quarter of 2014. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates.

•                  Despite unfavorable production results in the third quarter of 2014 at El Gallo 1, we maintain our original production guidance of 37,500 gold equivalent ounces for the year 2014. In order to meet this full-year forecast of 37,500 gold equivalent ounces, our mining contractor has acquired additional trucks, a second ramp has been constructed to increase mining efficiency, extra water pumps have been installed and a portable crusher is in place to ensure additional crushing capacity. As well, mining of deeper, higher-grade ore has commenced. With production guidance for 2014 at MSC also remaining unchanged, we expect to meet our consolidated production guidance, at the lower-end of the estimated range of 135,000 to 140,000 gold equivalent ounces.

•                  At El Gallo 1 our full-year forecasted total cash costs have been revised from $750-850 per gold equivalent ounce sold to $950-$1,050 per ounce, and all-in sustaining costs from $1,100-$1,200 per ounce to $1,200-$1,300 per ounce. The increase in guidance is due to the difficult mining conditions we experienced during the rainy season as well as additional repairs and improvements to the integrity of the solution pond liners and ADR plant. With respect to MSC, we reiterate our guidance of $750-$850 per gold equivalent ounce and $1,100-$1,200 per gold equivalent ounce for total cash costs and all-in sustaining costs, respectively. As a result of our revised guidance for El Gallo 1, our consolidated guidance is revised from $750-$850 to $850-$950 for total cash costs per gold equivalent ounce sold, and from $1,100-$1,200 to $1,225-$1,325 for all-in sustaining costs per gold equivalent ounce sold.

•                  We reported a consolidated net loss of $13.0 million, or $0.04 per share for the third quarter of 2014, compared to net income of $3.3 million, or $0.01 per share for the comparable period in 2013. The net loss for the third quarter of 2014 includes a non-recurring registration tax of $6.7 million relating to intercompany financing agreements with certain of our subsidiaries, as well as a write-down of inventory of $1.7 million due to a high volume of waste material being extracted, higher operating costs and lower metal prices during the third quarter of 2014.

•                  Our adjusted net loss for the quarter ended September 30, 2014, which removes the impact of the registration taxes discussed above as well as foreign currency gains resulting from the devaluation of the Argentine peso relative to the U.S. dollar, was $8.3 million, or $0.03 per share. This compares to $4.2 million for the comparable period in 2013. The 2013 adjusted net loss excludes impairments of mineral property interests.

•                  Our loss from mining operations for the quarter ended September 30, 2014 was $0.8 million, compared to earnings of $16.3 million for the comparable period in 2013.

•                  We ended the quarter with $19.1 million in cash and precious metals and no bank debt.

Development and Exploration Activities

El Gallo, Sinaloa, Mexico

El Gallo 1

We completed the construction of the expansion of El Gallo 1 in order to increase capacity from a nominal 3,000 tonnes per day to 4,500 tonnes per day in April 2014. Commissioning has commenced, with the expansion expected to be fully operational during the fourth quarter of 2014.

During the third quarter of 2014, we spent $0.6 million in mine constructions costs, which includes $0.3 million on an induction furnace to handle the expected increased doré production from the El Gallo 1 expansion and $0.3 million on road construction from the Lupita pit to the crusher. Mine constructions costs for the nine months ended September 30, 2014 totaled $1.7 million.

El Gallo 2

A final decision to proceed with the construction of El Gallo 2 has not been made. Any decision to proceed would be based on silver price expectations and securing financing on terms that are more favorable than those that were available to us at the time of filing this report. In order to prepare for a possible construction decision in the future, we have been evaluating possible debt financing alternatives and advancing the construction of the ball mill, which is the longest lead time item associated with the mine. The ball mill is now substantially complete. Pending a decision to proceed with the development of El Gallo 2, we are storing the mill at the manufacturer’s facilities. We expect to disburse the final payment of $1.0 million for the ball mill in the fourth quarter of 2014.

For the nine months ended September 30, 2014, we spent $1.8 million on mine development costs, which includes to a payment of $1.4 million for the Land Use Change permit in January 2014. Expenditures for the remainder of 2014 are expected to total approximately $1.1 million, primarily consisting of the $1.0 million final payment for the construction of the ball mill and related storage costs.

In the third quarter of 2014, we submitted the last permit for the right-of-way that will connect the El Gallo 2 operation to the Mexican power grid. Approval is expected in the second quarter of 2015. Construction of the mine could begin with power provided by generators with the option of later connecting to the grid. Further, with respect to the Palmarito permit which we submitted in the second quarter of 2014, following the completion of the Secretariat of Environment and Natural Resources’ review, we were instructed to collect additional environmental baseline data. We expect a decision on this permit in the first quarter of 2015 versus the previously disclosed fourth quarter of 2014. This permit would allow the mining of a satellite deposit, Palmarito, which represents approximately 15% of the projected annual silver production at El Gallo 2. Neither the Palmarito or the power line right-of-way permit will prevent construction from proceeding, if and when a positive decision is made.

Based on on-going cost savings studies, we believe approximately $150 million in financing would be required in order to complete the mine. The El Gallo 2 feasibility study, which provided an estimate of $180 million for initial capital expenditures, has not been updated to reflect these possible changes.

Exploration

El Gallo, Sinaloa, Mexico

One core drill has continued to operate during the third quarter of 2014. Both exploration and geotechnical holes were drilled at the El Gallo 1 mine area including Samaniego pit and Veta Nueva before moving to the San José del Alamo project approximately 9 miles (14 km) to the north of El Gallo 1 for some infill drilling on the existing resource.  Plans for the fourth quarter of 2014 include continuing to drill at San José and moving to the Twin Domes area located approximately 7 miles (11 km) to the west of El Gallo 1. Additional exploration activities in the quarter included continuing the blast hole program in conjunction with rock and soil sampling at prospects within our existing license grounds.

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

A Request for Proposal has been issued and a third-party consulting firm has been contracted to assist the BLM in the preparation of an EIS for the Gold Bar project. Final permit approval is scheduled for the second quarter of 2016.

Expenditures year-to-date as of September 30, 2014 on the Gold Bar project totaled $0.7 million, and are expected to be approximately $0.2 million for the remainder of 2014.

South Roberts Project, Nevada, U.S.

During the first quarter of 2014, we entered into a joint venture agreement with partner, Kinetic Gold Inc. for the South Roberts project in Nevada. South Roberts is located in the Cortez trend 10 miles (16 km) south-east of the Gold Bar deposit and has never been drilled. Pursuant to our obligations under the joint venture agreement, we continued to evaluate this property and completed in the third quarter of 2014 two holes totaling approximately 2,620 ft. (800 meters) of core drilling. Pending assay results will determine further exploration at this project. Expenditures year-to-date as of September 30, 2014 totaled $0.6 million.

Los Azules Project, Argentina

The 2013-2014 exploration season started in December 2013 and was completed in March 2014. No significant exploration work was conducted during this 2013-2014 season. Expenditures year-to-date as of September 30, 2014 totaled $0.4 million, and related to baseline studies regarding flora, fauna, water quality and glaciers. Expenditures for the remainder of 2014 are projected to approximately $0.4 million.

Santa Cruz Exploration, Argentina

We are continuing with our review of our 100% owned properties in the province of Santa Cruz, Argentina with sampling and mapping taking place. We do not expect to complete any significant drilling in 2014. Expenditures year-to-date as of September 30, 2014 totaled $0.1 million.

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

The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and nine month periods ended September 30, 2014 and 2013. Also included below are the production figures on a 49% attributable basis.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, unless otherwise indicated)
San José Mine - 100%
Tonnes of ore mined	138	139	379	391
Average grade (gpt):
Gold	5.65	6.90	6.04	6.45
Silver	422	472	430	459
Tonnes of ore processed	142	132	418	381
Average grade (gpt):
Gold	5.66	6.59	5.62	6.57
Silver	388	446	386	435
Average recovery (%):
Gold	89.2	91.9	88.5	89.8
Silver	86.9	89.5	87.0	86.6
Gold ounces:
Produced	23.0	25.6	66.9	72.2
Sold	17.9	24.7	61.1	69.7
Silver ounces:
Produced	1,535	1,689	4,510	4,616
Sold	1,149	1,656	4,153	4,536
Gold equivalent ounces (1) :
Produced	48.6	58.0	141.6	161.0
Sold	37.0	56.6	130.2	156.6
Net sales	$38,263	$69,663	$148,386	$182,031
Gross average realized price ($/ounce) (2) :
Gold	$1,190	$1,407	$1,270	$1,318
Silver	$16.47	$23.20	$18.82	$21.93
Total cash costs (2)	$32,332	$40,860	$109,368	$125,188
Total cash costs per ounce sold ($/ounce) (2):
Gold	$971	$814	$904	$892
Silver	$13.02	$12.52	$13.02	$13.93
Gold equivalent (1)	$873	$723	$839	$799
All-in sustaining costs (2)	$45,079	$55,218	$145,617	$168,487
All-in sustaining costs per ounce sold ($/ounce) (2):
Gold	$1,353	$1,100	$1,204	$1,200
Silver	$18.16	$16.93	$17.34	$18.75
Gold equivalent (1)	$1,217	$976	$1,117	$1,075
Silver : gold ratio (1)	60 : 1	52 : 1	60 : 1	52 : 1

McEwen Mining - 49% attributable share
Ounces produced:
Gold	11	13	33	23
Silver	752	828	2,210	1,434
Gold equivalent (1)	24	28	69	50

(1)         Gold equivalent ounces and costs per gold equivalent ounce for 2014 are calculated using an average silver to gold ratio of 60:1. Prior to 2014, the silver to gold ratio was 52:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” beginning on page 34 for additional information, including definitions of these terms.

Production

Gold production for the three months ended September 30, 2014 decreased by 10% to 23,016 ounces and silver production by 9% to 1,534,683 ounces of silver, from 25,610 ounces of gold and 1,689,237 ounces of silver in the same period in 2013. Production during the third quarter of 2014 was in-line with the mine plan, but was lower than in 2013 due to exceptionally high gold and silver grades and recoveries processed in the third quarter of 2013. The decrease in gold and silver grades, of 14% and 13%, respectively, was partly offset by an increase of 8% in the number of tonnes processed.

For the nine months ended September 30, 2014, gold production decreased by 7% to 66,928 ounces while silver production decreased by 2% to 4,509,848 ounces, compared to 2013. Grades were lower in the first nine months of 2014 compared to the same period in 2013, with a decrease of 14% and 11% for gold and silver, respectively. The impact of the lower average grades was partly offset by an increase of 9% in tonnes processed, as a result of the expansion in mill throughput capacity which was commissioned at the beginning of 2013. In addition to the increased mill capacity, tonnes processed were higher in 2014 than in 2013 due to fewer days of labour interruptions during the current year. Most notably, production during the first quarter of 2013 was impacted by a ten-day stoppage following an outbreak of a food-transmitted illness. Comparatively, labour interruptions at the mine in the first nine months of 2014 totaled seven days, primarily due to employee travel being affected by national strikes throughout Argentina.

Sales

For the three months ended September 30, 2014, net sales realized by MSC from the sale of gold and silver decreased by 45% to $38.3 million compared to $69.7 million for the same period in 2013. The decrease was a result of both lower sales volumes and lower average realized prices. Sales volumes in the third quarter of 2014 quarter were 17,893 ounces of gold and 1,149,208 ounces of silver, a decrease of 28% and 31%, respectively, from 24,713 ounces of gold and 1,655,699 ounces of silver sold in the comparable period in 2013. Sales in the third quarter of 2014 were unusually low due to shipment delays as a result of increased fishing activities at the port from which concentrate is typically shipped, thereby limiting port availability as fishing shipments are given priority over other commercial shipments. The build-up of inventory is expected to be sold in the fourth quarter of 2014.

The average gross sale price for gold sold, after mark-to-market provisional price adjustments, discussed below, in the third quarter of 2014 was $1,190 per ounce, a decrease of 15% compared to $1,407 per ounce received in the same period in 2013. In comparison, the average London P.M. fix price for gold during the third quarter of 2014 was $1,282 per ounce, compared to $1,326 per ounce for the same period in 2013.

The average gross sale price for silver sold, after mark-to-market provisional price adjustments, in the third quarter of 2014 was $16.47 per ounce, a decrease of 29% compared to an average $23.20 per ounce received in the same period in 2013.  In comparison, the average London P.M. fix price for silver during the third quarter of 2014 was $19.76 per ounce during the third quarter of 2014, compared to $21.32 per ounce for the same period in 2013.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to negative adjustments of provisionally priced shipments of concentrates as a result of the downward trend of gold and silver prices during the third quarter of 2014. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

For the nine months ended September 30, 2014, net sales realized by MSC from the sale of gold and silver were 18% lower than in the comparable period in 2013, totaling $148.4 million compared to $182.0 million. Net sales in the nine months ended September 30, 2014 decreased both due to lower sales volume and lower average realized prices. Gold ounces sold decreased by 12%, while silver ounces sold decreased by 8% in the 2014 period compared to 2013. Average realized price of gold ounces sold in the nine months ended September 30, 2014 decreased by 4%, while average realized price of silver sold decreased by 14%.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine per gold equivalent ounce sold for the quarter ended September 30, 2014 were $873 per ounce based on a 60:1 ratio, compared to $723 per ounce sold for the same period in 2013 based on a silver to gold ratio of 52:1, or $781 based on a 60:1 ratio. On a co-product basis (gold and silver), total cash costs for the quarter ended September 30, 2014 were $971 per ounce of gold and $13.02 per ounce of silver, compared to $814 per ounce of gold and $12.52 per ounce of silver for the same period in 2013. Total cash costs on a dollar basis decreased from $40.9 million to $32.3 million year-over-year, reflecting lower sales volume due to lower levels of production as well as delays in concentrate shipments. On a per ounce basis, total cash costs increased primarily as a reflection of lower gold and silver grades of ore processed in the 2014 period, as well as continuing high inflationary pressures in Argentina which have generally led to rising operating costs, although these have been mostly offset by the devaluation of the Argentina peso relative to the U.S. dollar.

All-in sustaining cash costs per gold equivalent ounce sold for the quarter ended September 30, 2014 were $1,217 per ounce based on a 60:1 ratio, compared to $976 per ounce in the same period in 2013 based on a silver to gold ratio of 52:1, or $1,056 based on a 60:1 ratio. On a co-product basis, all-in sustaining costs were $1,353 per ounce of gold and $18.16 per ounce of silver, compared to $1,100 per ounce of gold and $16.93 per ounce of silver for the same period in 2013. All-in sustaining costs on a dollar basis decreased year-over-year from $55.2 million to $45.1 million, as exploration, development and capital expenditures were significantly reduced in 2014 compared to the prior year as part of MSC’s cash flow optimization program implemented in the second half of 2013. However, all-in sustaining costs on a per ounce basis were higher in 2014 than in 2013 due to a significantly lower number of ounces sold, resulting in a higher cost per ounce.

For the nine months ended September 30, 2014, total cash costs per gold equivalent ounce were $839 based on a 60:1 ratio, compared to $799 per gold equivalent ounce in the 2013 period based on a silver to gold ratio of 52:1, or $863 based on a silver to gold ratio of 60:1. All-in sustaining costs were $1,117 per gold equivalent ounce for the the nine months ended September 30, 2014 based on a 60:1 ratio, compared to $1,075 in 2013 based on a silver to gold ratio of 52:1, or $1,161 based on a silver to gold ratio of 60:1. On a year-to-date basis, costs on a per ounce basis have increased reflecting the impact of lower grades and general inflationary pressures, partly offset by cost saving measures implemented by MSC and the effect of a sharp devaluation of the Argentine peso during the year 2014.

Update on Guidance for 2014

For the full year 2014, we reiterate MSC’s initial production guidance of approximately 6.5 million ounces of silver and 90,000 ounces of gold, on a 100% basis, or 97,500 gold equivalent ounces attributable to us. With respect to cost guidance, total cash costs for the full year 2014 are expected to be at the higher-end of the previously announced range of $750-$850 per gold equivalent ounce, as inflation in Argentina has outpaced the devaluation of the Argentine peso. However, all-in sustaining costs are expected to be at the lower-end of the previously announced range of $1,100-$1,200 per gold equivalent ounce, reflecting significant reductions in capital expenditures and exploration and mine development activities.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC was a loss of $4.4 million for the three months ended September 30, 2014, and income of $0.2 million for nine months ended September 30, 2014. This compares to income of $2.0 million and $0.3 million for the three and nine months ended September 30, 2013. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation, of $3.5 million and $9.7 million for the three and nine months ended September 30, 2014, respectively, and related deferred income tax recovery of $1.8 million and $9.7 million for the three and nine months ended September 30, 2014, respectively. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been a decrease in our loss and an increase in our income from our investment in MSC for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2014, we received $2.4 million and $9.5 million in dividends from MSC, respectively, compared to $1.2 million during the same periods in 2013.

Exploration

In the third quarter of 2014, 10,177 ft. (3,102 m) were drilled at San Jose. Mapping of the Los Pinos vein, over an area of 13.5 sq. miles (3,500 ha), has been completed. Geophysics studies over three lines in the El Retiro zone totaled 2.8 miles (4,500 m) with several epithermal veins found.

Results of Operations — El Gallo 1

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, unless otherwise indicated)
Tonnes of ore mined	252	304	902	927
Average grade gold (gpt)	0.98	1.36	1.07	1.32
Tonnes of ore processed	213	289	940	931
Average grade gold (gpt)	1.12	1.31	1.13	1.24
Gold ounces:
Produced	6.7	7.9	24.2	23.0
Sold	6.9	8.7	24.3	24.7
Silver ounces:
Produced	5.0	4.9	12.5	16.9
Sold	3.1	3.0	11.4	17.2
Gold equivalent ounces (1) :
Produced	6.8	8.0	24.4	23.4
Sold	6.9	8.8	24.5	25.1
Net sales	$8,853	$11,778	$31,620	$35,735
Average realized price ($/ounce) (2) :
Gold	$1,284	$1,339	$1,291	$1,428
Silver	$17.69	$23.00	$19.17	$25.00
Total cash costs (2)	$9,437	$6,576	$13,447	$18,639
Total cash cost per gold equivalent ounce sold ($/ounce) (1) (2) (3)	$1,367	$747	$951	$744
All-in sustaining costs (2) (3)	$11,946	$8,510	$32,277	$29,911
All-in sustaining cost per gold equivalent ounce sold ($/ounce) (1) (2) (3)	$1,730	$967	$1,316	$1,194
Silver : gold ratio (1)	60 : 1	52 : 1	60 : 1	52 : 1

(1)         Gold equivalent ounces for 2014 are calculated using an average silver to gold ratio of 60: 1, as determined in our 2014 budget. Prior to 2014, the silver to gold ratio was 52: 1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, beginning on page 34 for additional information, including definitions of these terms.

(3)         In the fourth quarter of 2013, the Company revised its allocation of exploration expenses to all-in sustaining costs. Prior period figures have been adjusted to conform to the current methodology.

Production

Production at El Gallo 1 for the quarter ended September 30, 2014 decreased by 15% to 6,831 gold equivalent ounces, from 8,027 gold equivalent ounces in the comparable period in 2013. Tonnes mined and processed decreased by 17% and 27%, respectively, during the third quarter of 2014 compared to 2013, while grades decreased by 15%, from an average 1.31 g/t for the second quarter of 2013 to an average 1.12 g/t in 2014.  The decrease in production in the third quarter of 2014 compared to 2013 was due to severe rainfall in the third quarter of 2014 that resulted in lower haulage rates and crusher throughput, and prevented the mining of deeper, higher-grade ore.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 251,602 and tonnes processed of 212,534 remained in stock pile inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to September 30, 2014 is estimated at 64%.  For the nine months ended September 30, 2014, production increased by 4% to 24,362 gold equivalent ounces, compared to 23,369 ounces in the first nine months of 2013. The increase is a result of more tonnes processed in the 2014 period than in the comparable period in 2013, partly offsetting lower grades processed in the 2014 period.

Sales

For the three months ended September 30, 2014, sales from El Gallo 1 amounted to $8.9 million, compared to $11.8 million for the same period in 2013, a decrease of 25%. While there was a slight decrease year-over-year in the average realized price for gold, ounces sold decreased by 22%, with 6,905 gold equivalent ounces sold in the third quarter of 2014 compared to 8,801 in 2013, due to the lower than expected production results discussed above.

For the nine months ended September 30, 2014, sales decreased by 12% to $31.6 million from $35.7 million in 2013. This decrease is primarily driven by lower average realized prices, as average realized prices for gold decreased by 10% from $1,428 per ounce to $1,291 per ounce. Ounces sold also slightly decreased, with gold equivalent ounces sold in the first nine months of 2014 totaling 24,518 ounces, compared to 25,056 ounces in the 2013 period.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the El Gallo 1 mine per gold equivalent ounce sold for the quarter ended September 30, 2014 increased to $1,367 per ounce, compared to $747 per ounce for the same period in 2013. On a dollar basis, total cash costs also increased year-over-year, from $6.6 million in the third quarter of 2013 to $9.4 million in the comparable period in 2013. The increase in total cash costs in the 2014 period both on a dollar and per ounce basis is primarily a reflection of the operating challenges resulting from the severe rainfall, as discussed above, as well as a higher strip ratio in the areas being mined in 2014, coupled with lower grades. Further, haulage costs have increased year-over-year, as we are currently mining areas in the pits farther away from the processing plant and waste dumps.

All-in sustaining costs for the quarter ended September 30, 2014 were $1,730 per gold equivalent ounce, compared to $967 per gold equivalent ounce in the same period in the same period in 2013. On a dollar basis, all-in sustaining costs increased in the 2014 period from $8.5 million in the third quarter of 2013 to $11.9 million in the third quarter of 2014 due to the operating challenges noted above, as well as higher pre-strip costs. All-in sustaining costs also include $0.3 million related to the construction of the road between the Lupita pit and the crusher. All-in sustaining costs on a per gold equivalent ounce basis also increased as a result of the lower number of ounces sold over which these costs are spread.

For the nine months ended September 30, 2014, total cash costs per gold equivalent ounce increased, with a 28% increase to $951 per gold equivalent ounce, compared to $744 in 2013. On a dollar basis, total cash costs increased by 25% to $23.3 million in the first nine months of 2014. All-in sustaining costs per gold equivalent ounce increased by 10%, to $1,316 per gold equivalent ounce in 2014 compared to $1,194 per ounce in 2013. On a dollar basis, all-in sustaining costs increased by 8% to $32.3 million in the first nine months of 2014. The increase is due to higher operating costs resulting from challenging mining conditions, higher haulage costs, a higher strip ratio and lower grades in the 2014 period compared to 2013.

Update on Guidance for 2014

Despite the production challenges experienced in the third quarter of 2014, we maintain our full-year guidance of 37,500 gold equivalent ounces. In order to meet our 2014 production forecast, our mining contractor has acquired additional trucks, a second ramp has been constructed to increase mining efficiency, extra water pumps have been installed and a portable crusher is in place to ensure additional crushing capacity. As well, mining of deeper, higher-grade ore has commenced. As of the date of this report, we produced approximately 3,600 ounces of gold which will be reflected in the production of the fourth quarter of 2014.

With respect to costs, our full-year forecasted total cash costs have been revised from $750-850 per gold equivalent ounce sold to $950-$1,050 per ounce, and all-in sustaining costs from $1,100-$1,200 per ounce to $1,200-$1,300 per ounce. The increase in guidance reflects the difficult mining conditions experienced during the rainy season as well as additional repairs and improvements to the integrity of the solution pond liners and ADR plant we completed in the second quarter of 2014.

Results of Consolidated Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

General.  For the three months ended September 30, 2014, our net loss was $13.0 million or $0.04 per share, compared to net income of $3.3 million or $0.01 per share for the same period in 2013. The decline in operating results was due to lower sales volume and average realized prices both at the San José and El Gallo 1 mine coupled with higher operating costs than in the comparable period in 2013. During the quarter, we also recorded $6.7 million of registration taxes in relation to intercompany financing agreements with certain of our subsidiaries. There were no impairment charges recorded in the third quarter of 2014, compared to $6.3 million in the third quarter of 2013.

Revenue.  Gold and silver sales in the three months ended September 30, 2014 totaled $8.9 million.  This compares to $11.8 million for the same period in 2013. Ounces of gold and silver sold from our El Gallo 1 mine decreased year-over-year as a result of our lower production during the quarter. Average realized sales prices were also slightly lower in the three months ended September 30, 2014 compared to the same period in 2013.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the three months ended September 30, 2014 totaled $23.6 million, compared to $14.3 million in the 2013 period. The increase was primarily a result of higher production costs applicable to sales, as well as the loss realized on our investment in MSC.

Production costs applicable to sales at El Gallo 1 were $11.0 million in the three months ended September 30, 2014, compared to $7.9 million for the same period in 2013 period. Production costs applicable to sales in the third quarter of 2014 were higher than those in the comparable quarter of 2013 due to the operating challenges we experienced during the quarter. Severe rainfalls resulted in lower haulage rates and crusher throughput, and prevented the mining of deeper, higher-grade ore during the quarter. Costs also increased year-over-year due to the higher average strip ratio, as well as increased haulage costs as we are mining areas in the pits farther away from the processing plant and waste dumps. Included in production costs is also a write-down of inventory of $1.7 million, as the cost of inventory exceeded its net realizable value due to the aforementioned factors. We expect production costs will decrease in the fourth quarter of 2014 with expected higher grades and operating improvements we have made which are expected to increase processing capacity. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $0.6 million in the third quarter of 2014 compared to $0.7 million in the same period in 2013, of which $0.3 million was spent in the 2014 period on an induction furnace to handle the increased doré production from the El Gallo 1 expansion, and $0.3 million on road construction from the Lupita pit to the crusher. The costs in the comparable period in 2013 related to the start of the El Gallo 1 expansion project, which was substantially completed in the second quarter of 2014. As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1 in accordance with SEC Industry Guide 7.

Exploration costs in the third quarter of 2014 slightly decreased from the 2013 period from $2.6 million to $2.3 million, reflecting a reduction in expenditures and drilling activities across all exploration projects in 2014. Of the amount spent during the 2014 period, $1.2 million was spent on our Mexico segment, where we drilled approximately 16,950 ft. (5,165 m), compared 23,300 ft. (7,091 m) in the comparable period in 2013. We also spent $0.9 million in Nevada in the third quarter of 2014, which included drilling 2,620 ft. (800 m) on the South Roberts project, compared to $0.6 million primarily on permitting efforts on the Gold Bar project in the comparable period in 2013. In Argentina, we spent $0.2 million primarily on sampling and baseline studies, compared to $0.6 million in the comparable period in 2013 for basic geological work on the Santa Cruz properties.

Property holding costs remain consistent year-over-year, totaling $2.4 million both in the third quarters of 2014 and 2013.

General and administrative costs in the third quarter of 2014 period were relatively consistent with those incurred in the third quarter of 2013, totaling $2.5 million in both periods.

Loss on investment in MSC, net of amortization of fair value increments, during the three months ended September 30, 2014 was $4.4 million, compared to income of $2.0 million in the 2013 period. The loss is primarily a result of reduced net sales from fewer ounces sold and lower average realized prices in the third quarter of 2014 compared to the same period in 2013, as well as lower grades which have increased production costs.

There were no impairment charges in the third quarter of 2014, compared to $6.3 million in the same period in 2013 which related to certain Nevada claims that we allowed to lapse in order to focus our exploration program on more prospective areas.

Other income (expenses).   Other income (expenses) in the three months ended September 30, 2014 totaled $7.0 million, and primarily consisted of $6.7 million in registration taxes payable in relation to intercompany financing agreements with certain of our subsidiaries. The registration taxes are a one-time fee due upon consummation of the agreements and are not expected to recur. Timing of payment is yet to be determined.

Recovery of income taxes.  Recovery of income taxes was $8.7 million in the 2014 period, compared to $12.2 million in the 2013 period.  The income tax recovery in the third quarter of 2014 includes a $2.3 million tax recovery reflecting the impact of foreign exchange fluctuations on our deferred tax liability denominated in Argentine pesos, as well as an adjustment of $5.8 million to record the tax effect of timing differences related to exploration expenditures incurred in Argentina in prior years and deductible for tax purposes in future years.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

General.  For the nine months ended September 30, 2014, our net loss was $99.2 million or $0.33 per share, compared to $136.4 million or $0.46 per share for the same period in 2013.  The decline in operating results from our mining operations from 2013 to 2014 was offset by lower exploration expenditures in the 2014 period than in 2013. Further, although asset impairments were recorded in both periods, the impairment net of income tax recovery on the Los Azules Project in the second quarter of 2014 was lower than those recorded in the comparable period in 2013 on our investment in MSC and our Santa Cruz exploration properties. In the comparable period in 2013, we also recorded a loss on disposal of $6.4 million on certain claims in Nevada which we sold for less than their carrying value.

Revenue.  Gold and silver sales in the nine months ended September 30, 2014 totaled $31.6 million.  This compares to $35.7 million for the same period in 2013. The decrease was primarily driven by the decrease in average realized prices, although ounces sold also decreased slightly year-over-year as a result of operating challenges during the third quarter of 2014.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the nine months ended September 30, 2014 totaled $55.9 million, compared to $72.7 million in the 2013 period. The decrease was largely a result of reduced exploration costs and general and administrative expenses, partly offset by higher production costs applicable to sales. The 2014 period also includes costs related to the El Gallo 1 expansion, while the 2013 period includes a loss on disposal of $6.8 million relating to the sale of certain Nevada properties at a loss.

Production costs applicable to sales at El Gallo 1 were $30.4 million in the nine months ended September 30, 2014, compared to $26.8 million for the same period in 2013 period. Although fewer ounces were sold during the period, production costs applicable to sales increased due to a higher average strip ratio, higher haulage cost and operating challenges due to severe rainfalls. Production costs for the nine months ended September 30, 2014 also include $1.7 million in inventory write-down, and expenditures of $0.4 million to repair and improve the integrity of the excess pond liners and foundation of the ADR plant, as well as to provide a higher margin of safety in the event of extraordinary rainfall.

Mine construction costs were $1.7 million in the nine months ended September 30, 2014 compared to $0.7 million in the same period in 2013. Mine construction costs in 2014 were primarily incurred in relation to the El Gallo 1 expansion, which was substantially completed in the second quarter of 2014, as well as costs incurred on the purchase of an induction furnace of $0.3 million, and the construction of a road from the Lupita pit to the crusher of $0.3 million.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, were $1.8 million in the nine months ended September 30, 2014, compared to $0.7 million in the same period in 2013, and included a payment of $1.4 million for the Land Use Change permit in January 2014. As mentioned previously, during the year, we continued to pursue long-term items for a new mill, even though no final production decision has been made.

Exploration costs in the first nine months of 2014 decreased from the 2013 period from $22.1 million to $7.6 million, reflecting a reduction in expenditures and drilling activities across all exploration projects in 2014 in an effort to conserve capital. During the 2014 period, we spent $0.9 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project.  This compares to $14.1 million in exploration expenditures in the comparable period in 2013. For Mexico, during the 2014 period, we spent $4.1 million in exploration expenditures, including approximately 60,970 ft. (18,580 m) of drilling primarily at the El Gallo 1 mine, compared to $5.6 million in 2013 for 73,400 ft. (22,380 m). For Nevada, we spent during the 2014 period $2.4 million in exploration expenditures, which include drilling of approximately 7,180 ft. (2,190 m) at the South Roberts project and 2,670 ft. (810 m) at the Grass Valley project, compared to $2.1 million in the comparable period in 2013.

Property holding costs increased year-over-year, to $4.6 million in the first nine months of 2014 period, compared to $4.1 million in the 2013 period.

General and administrative costs slightly decreased in the 2014 period to $9.0 million compared to $10.9 million in 2013.

Income on investment in MSC, net of amortization of fair value increments, during the nine months ended September 30, 2014 was $0.2 million, compared to $0.3 million in the 2013 period. The decrease in earnings is primarily a result the fewer ounces sold and lower average realized prices in the 2014 period compared to 2013, offset by a recovery of income taxes due to the impact of the devaluation of the Argentine peso on peso-denominated deferred tax liabilities.

Impairment of mineral property interests for the nine months ended September 30, 2014 of $120.4 million relate to our Los Azules Project. The impairment was triggered by an acquisition announced during the second quarter of 2014 of a copper project located in Argentina, which the Company believes shared similarities with the Los Azules Project. The carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million, for a net impairment charge of $97.9 million.

For the nine months ended September 30, 2013, the impairment of $34.0 million, along with a recovery of deferred income taxes of $4.5 million, related to certain exploration properties in Santa Cruz, Argentina and Nevada.  The 2013 period also included a $95.9 million impairment on our investment in MSC.

Other income (expenses).   Other income (expenses) in the three months ended September 30, 2014 totaled $7.0 million, and primarily consisted of $6.7 million in registration taxes payable in relation to intercompany financing agreements with certain of our subsidiaries. Timing of payment is yet to be determined.

Recovery of income taxes.  Recovery of income taxes was $52.7 million in the 2014 period, compared to $31.0 million in the 2013 period.  The income tax recovery in the nine months of 2014 includes a $22.5 million tax recovery as a result of the impairment of the Los Azules Project, as well as a recovery of $23.7 million due to the impact of the devaluating Argentine peso on peso-denominated deferred income tax liabilities, and an adjustment of $5.8 million to record the tax effect of timing differences related to exploration expenditures incurred in Argentina in prior years and deductible for tax purposes in future years.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended September 30, 2014 were $1,009 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, compared to $728 per gold equivalent ounce in the same period in 2013, based on a silver to gold ratio of 52:1. Using a 60:1 conversion ratio, total cash costs per gold equivalent ounce for the third quarter of 2013 would have been $773 per ounce. On a dollar basis, total cash costs decreased from $26.6 million in the third quarter of 2013 to $25.3 million in the comparable period in 2014. The increase in total cash costs on a per ounce basis was a result of lower grades at both the San José and El Gallo 1 mines, increased operating costs at the El Gallo 1 mine due to severe rainfall, a higher strip ratio, and increased haulage requirements. Costs at the San José mine continue to be affected by high inflationary pressures, although these are partly offset by the devaluation of the Argentine peso relative to the U.S. dollar. On a dollar basis, total cash costs decreased due to the lower sales volume at MSC which more than offset the increased operating costs at El Gallo 1.

Consolidated all-in sustaining costs, which include corporate general and administrative expenses not separately allocated to either the El Gallo 1 or San José mine, for the quarter ended September 30, 2014 were $1,448 per gold equivalent ounce, compared to $1,036 per gold equivalent ounce in the same period in 2013, based on a silver to gold ratio of 52:1. Using a 60:1 conversion ratio, all-in sustaining costs per gold equivalent ounce for the third quarter of 2013 would have been $1,099. On a dollar basis, all-in sustaining costs decreased from $36.3 million in the third quarter of 2013 to $37.8 million in the 2014 period. Although there was a reduction in exploration and capital expenditures at the San José mine following the implementation of a cash flow optimization program, these cost reductions were largely offset by higher operating costs at the El Gallo 1 mine, as discussed above. On a per ounce basis, as fewer ounces were sold in 2014 compared to 2013, the all-in sustaining costs on a per gold equivalent ounce increased due to the fewer number of ounces over which these costs are spread.

Consolidated all-in costs for the quarter ended September 30, 2014 were $1,645 per gold equivalent ounce sold, compared to $1,221 per gold equivalent ounce for the quarter ended September 30, 2013, based on a silver to gold ratio of 52:1. Using a 60:1 conversion ratio, all-in costs per gold equivalent ounce for the third quarter of 2013 would have been $1,295. On a dollar basis, all-in costs decreased from $44.6 million in the third quarter of 2013 to $41.2 million in 2014, primarily as a result of lower mine development and construction costs.

Consolidated total cash costs for the nine months ended September 30, 2014 were $870 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, compared to $785 per gold equivalent ounce in the 2013 period, based on a silver to gold ratio of 52:1, or $832 per ounce based on a silver to gold ratio of 60:1. Consolidated all-in sustaining costs for the nine months ended September 30, 2014 were $1,264 per gold equivalent ounce sold, based on a silver to gold ratio of 60:1, compared to $1,206 per ounce from the 2013 period based on a silver to gold ratio of 52:1, or $1,278 per ounce when based on a silver to gold ratio of 60:1. Consolidated all-in costs for the nine months ended September 30, 2014 were $1,454 per gold equivalent ounce sold based on a silver to gold ratio of 60:1, compared to $1,483 per ounce for the 2013 period based on a silver to gold ratio of 52:1, or $1,572 per ounce when based on a silver to gold ratio of 60:1.

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $19.9 million, comprised of current assets of $39.7 million and current liabilities of $19.8 million. This represents a decrease of approximately $15.7 million from the working capital balance of $35.6 million as of December 31, 2013. During the three and nine months ended September 30, 2014, we received $2.4 million and $9.5 million in dividends from MSC, respectively, and collected $5.0 million in IVA taxes receivable. Offsetting these benefits to our working capital was an increase in accounts payable and accruals, which includes $6.7 million related to the registration taxes on intercompany financing agreements with certain of our subsidiaries.

We believe our working capital at September 30, 2014 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Given current sources of capital and our liquidity needs, we anticipate needing to raise additional capital sometime in 2015. Our sources of working capital at September 30, 2014 include cash on hand, other current assets, cash flows from El Gallo 1 and any distributions from the San José mine. However, in order to fund the development of El Gallo 2, if we make a positive production decision, we would need to raise additional capital of approximately $150 million, given the estimated capital cost significantly exceeds our available working capital. In such case, we would explore several financing methods to complete the development and construction of El Gallo 2, which may include incurring debt, issuing additional equity, equipment leasing and other forms of capital. Our ability to build El Gallo 2 is dependent on one or several of the alternatives being completed.

Net cash used in operations for nine months ended September 30, 2014 decreased to $9.4 million from $36.8 million in 2013. Our El Gallo 1 mine contributed $31.6 million in gold and silver sales to operating cash flows in the first nine months of 2014 compared to $34.7 million in 2013. As noted above, we received $9.5 million in dividends from our investment in MSC, compared to $1.2 million in the comparable period in 2013. However, these cash inflows were more than offset by cash paid to suppliers and employees of $51.3 million in the first nine months of 2014, compared to $74.4 million in 2013. Cash paid to suppliers and employees decreased year-over-year primarily due to the collection of IVA taxes receivable of $5.0 million, as well as a lower level of exploration activities in the 2014 period than in 2013.

Cash from investing activities for the nine months ended September 30, 2014 were an inflow of $2.0 million, due to the release of $5.2 million in restricted time deposits for reclamation bonding. These restricted deposits were replaced by surety bonds, as discussed in Note 13, Contingencies, of the accompanying unaudited financial statements. Offsetting this inflow was $2.7 million of additions to property and equipment which include the advances for the El Gallo 2 ball mill, and leasehold improvements for the relocation of our corporate office. Cash used in investing activities for the comparable period in 2013 totaled $2.4 million.

Cash provided by financing activities for nine months ended September 30, 2014 was $1.4 million, and related to issuances of common stock as part of our Equity Incentive Plan. This compares to $0.2 million for the comparable period in 2013.

Overall, cash decreased by $6.7 million from December 31, 2013 to September 30, 2014.

In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected account payable with shares of our common stock, up to a maximum of 2,500,000 shares, as discussed in Note 6, Shareholders’ Equity. As at September 30, 2014, the Company was required to issue a cumulative total of approximately 446,950 common shares under this agreement of which approximately 393,190 were issued during the period. The fair value of the remaining 53,760 outstanding shares of $0.1 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet as at September 30, 2014.

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

Earnings (Loss) from Mining Operations

The term Earnings or Loss from Mining Operations used in this report is a non-GAAP financial measure. We use and report this measure because we believe it provides investors and analysts with a useful measure of the underlying earnings or loss from our mining operations.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

El Gallo 1 earnings (loss) from mining operations
Gold and silver sales	$8,853	$11,778	$31,620	$35,735
Production costs applicable to sales	(10,997)	(7,907)	(30,424)	(26,778)
Gross (loss) profit	(2,144)	3,871	1,196	8,957
Less: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	322	287	966	1,243
El Gallo 1 (loss) earnings from mining operations	(1,822)	4,158	2,162	10,200

San José earnings from mining operations (49% attributable basis)
Net sales	18,749	34,135	72,709	89,195
Production costs applicable to sales	(17,707)	(22,032)	(57,634)	(68,293)
Gross profit	1,042	12,103	15,075	20,902
Less: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	—	—	—	—
San José earnings from mining operations	1,042	12,103	15,075	20,902

Consolidated (loss) earnings from mining operations	(780)	16,261	17,237	31,102

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

•            other non-recurring items, as applicable.

The following table presents a reconciliation of Adjusted Net Loss to Net Loss, a GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(13,033)	$3,264	$(99,168)	$(136,399)
Write-down of VAT receivable	—	—	340	—
Impairment of investment in MSC	—	—	—	95,878
Impairment of mineral property interests, net of income taxes	—	4,086	97,941	29,506
(Gain) loss on sale of assets, net of income taxes	—	—	—	4,268
Registration taxes on intercompany financing agreements (non-recurring)	6,712	—	6,712	—
Foreign currency loss	633	159	932	1,094
Portion of income on investment in MSC resulting from foreign currency fluctuations	(306)	(1,803)	(6,316)	(6,383)
Portion of income tax recovery resulting from foreign currency fluctuations	(2,347)	(9,863)	(23,695)	(23,589)
Adjusted net loss	(8,341)	(4,157)	(23,254)	(35,625)
Adjusted net loss per share - basic	$(0.03)	$(0.01)	$(0.08)	$(0.12)
Weighted average common shares outstanding (thousands) - basic	297,164	297,125	297,162	297,001

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

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 53% of the value of the sales in the third quarter of 2014 was derived from gold and 47% was derived from silver.  This compares to 48% and 52% for gold and silver, respectively, for the same period in 2013. For the nine months ended September 30, 2014, approximately 50% of the value of the sales was derived from gold and 50% from silver, compared to 48% and 52% for the comparable period in 2013, respectively.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per ounce)		(in thousands, except per ounce)
Production costs applicable to sales	$10,997	$7,907	$30,424	$26,778
Less: Depreciation	(322)	(287)	(966)	(1,243)
Less: Pre-stripping costs for future pit access	(1,563)	(1,276)	(6,711)	(7,511)
On-site general and administrative expenses	311	219	878	588
Property holding costs	14	13	27	27
Other non-cash adjustments	—	—	(340)	—
Total cash costs (El Gallo 1 Mine)	$9,437	$6,576	$23,312	$18,639
McEwen’s share of MSC total cash costs (49%)	15,843	20,021	53,590	61,342
Consolidated total cash costs	$25,280	$26,597	$76,902	$79,981

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$1,367	$747	$951	$744
McEwen’s share of MSC total cash costs (49%)	873	723	839	799
Consolidated total cash costs (including McEwen’s share of MSC)	1,009	728	870	785

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per ounce)		(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$9,437	$6,576	$23,312	$18,639
Operating site reclamation accretion and amortization	201	152	602	584
On-site exploration expenses	425	506	1,332	3,177
Mine construction and capital expenditures (sustaining)	320	—	320	—
Pre-stripping costs for future pit access	1,563	1,276	6,711	7,511
All-in sustaining costs (El Gallo 1 Mine)	$11,946	$8,510	$32,277	$29,911
McEwen’s share of MSC all-in sustaining costs (49%)	22,088	27,057	71,352	82,559
Corporate general and administrative expenses	2,238	2,277	8,111	10,317
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$36,273	$37,844	$111,740	$122,787

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$1,730	$967	$1,316	$1,194
McEwen’s share of MSC all-in sustaining costs (49%)	1,217	976	1,117	1,075
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	1,448	1,036	1,264	1,206

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per ounce)		(in thousands, except per ounce)
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$36,273	$37,844	$111,740	$122,787
Property holding costs (non-sustaining)	2,366	2,371	4,541	4,050
Reclamation accretion and amortization (non-operating sites)	29	55	97	173
Exploration expenses (non-sustaining)	1,881	2,069	6,291	19,037
Mine development (non-sustaining)	31	1,272	3,189	4,069
Mine construction and capital expenditures (non-sustaining)	641	957	2,659	957
Consolidated all-in costs (including McEwen’s share of MSC)	$41,220	$44,568	$128,517	$151,073

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen’s share of MSC)	$1,645	$1,221	$1,454	$1,483

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

	Three months ended September 30,
	2014			2013
	(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$8,799	$10,435	$19,234	$11,709	$17,034	$28,743
Silver sales	54	9,274	9,328	69	18,818	18,887
Gold and silver sales	$8,853	$19,709	$28,562	$11,778	$35,852	$47,630

Gold ounces sold	6,854	8,767	15,621	8,743	12,110	20,853
Silver ounces sold	3,057	563,112	566,169	3,000	811,292	814,292
Gold equivalent ounces sold	6,905	18,153	25,058	8,801	27,711	36,512

Average realized price per gold ounce sold	$1,284	$1,190	$1,231	$1,339	$1,407	$1,378
Average realized price per silver ounce sold	$17.69	$16.47	$16.48	$23.00	$23.20	$23.19
Average realized price per gold equivalent ounce sold	$1,282	$1,086	$1,140	$1,338	$1,294	$1,305

	Nine months ended September 30,
	2014			2013
	(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$31,401	$38,060	$69,461	$35,305	$44,894	$80,199
Silver sales	219	38,302	38,521	430	48,751	$49,181
Gold and silver sales	$31,620	$76,362	$107,982	$35,735	$93,645	$129,380

Gold ounces sold	24,328	29,961	54,289	24,725	34,057	58,782
Silver ounces sold	11,417	2,035,073	2,046,490	17,200	2,222,545	2,239,745
Gold equivalent ounces sold	24,518	63,879	88,397	25,056	76,798	101,854

Average realized price per gold ounce sold	$1,291	$1,270	$1,279	$1,428	$1,318	$1,364
Average realized price per silver ounce sold	$19.17	$18.82	$18.82	$25.00	$21.93	$21.96
Average realized price per gold equivalent ounce sold	$1,290	$1,195	$1,222	$1,426	$1,219	$1,270

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Gold equivalent ounces sold (El Gallo 1 Mine)	6,905	8,801	24,518	25,056
McEwen’s share of MSC gold equivalent ounces sold	18,153	27,711	63,879	76,798
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	25,058	36,512	88,397	101,854

Silver : gold ratio	60:1	52:1	60:1	52:1

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of September 30, 2014, no liability has been recognized for our surety bonds of $4.8 million.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis.  For the year ended December 31, 2013, the Argentine peso devalued by 29%. The Argentine peso devalued further, with a devaluation of 29% during the nine months ended September 30, 2014. Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian and Mexican cash balance of $3.2 million (C$ 3.6 million) and $3.8 million (51.0 million Mexican peso), respectively, at September 30, 2014, a 1% change in the Canadian dollar and Mexican peso would result in a gain/loss of $0.03 million and $0.04 million in the Consolidated Statement of Operations, respectively. We also hold immaterial portions of our cash reserves in Argentine pesos.

Interest Rate Risk

We have no bank debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by issuance of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to issue common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $31.6 million for the nine months ended September 30, 2014 (exclusive of our investment in MSC), a 10% change in the price of gold and silver would have had an impact of approximately $3.2 million on our revenues in that period.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2014, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable, if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on IVA receivables is uncertain as IVA refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the IVA receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our IVA receivables, which amount to $10.9 million as at September 30, 2014.

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

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2014, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are currently the subject of an inquiry by the SEC’s Division of Enforcement requesting certain information from us (the “Inquiry”). The Inquiry commenced in late November 2013. The SEC has stated that the Inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor should it be considered a reflection on any person, entity or security. Based on our assessment of the questions asked and documents requested by the SEC, we believe the Inquiry concerns the accounting treatment of the Company’s Los Azules Project for the period ending June 30, 2013 (“Q2 2013”) and specifically why the Los Azules Project was not classified as “held for sale” pursuant to ASC 360, Property, Plant, and Equipment, and why we did not record an impairment relating to the Los Azules Project during Q2 2013, at which time the Company’s precious metals assets in Argentina were impaired and during which time the Company was engaging in a sales process for the Los Azules Project.

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

We have cooperated fully and intend to continue to cooperate fully with the SEC.  Following a meeting with the SEC in Washington, DC on April 7, 2014, we delivered our responses to the SEC’s third request for documents in late April 2014.  On September 30, 2014, we received a fourth request for documents. We delivered our responses to that request on October 30, 2014. At this point, we are unable to predict what, if any, consequences the Inquiry may have on us. However, the Inquiry may continue to result in considerable legal expenses and divert management’s attention from other business concerns. If the SEC were to commence legal action, we could be required to pay significant penalties or other amounts and could become subject to injunctions, an administrative cease and desist order or other equitable remedies. The resolution of the Inquiry could require the filing of restatements of our prior financial statements or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the Inquiry, and the outcome could have a material adverse impact on our business.

Our operations in Argentina and Mexico are subject to changes in political conditions, regulations and crime.

Although all of our operations are subject to changes in political conditions, regulations and crime, the Company has substantial investments in Argentina and is therefore subject to risks normally associated with the conduct of business in foreign countries. Argentina has undergone significant government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of parts and supplies, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. These changes and changes, if any, in mining or investment policies or shifts in political attitude in any of the other jurisdictions in which the Company operates may adversely affect the Company’s operations or profitability. There also is the risk of political violence and increased social tension in Argentina as the country has previously experienced periods of civil and labor unrest. Certain political and economic events such as acts, or failures to act, by government authorities in Argentina, and acts of political violence could have a material adverse effect on our ability to operate in the country.

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

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event mineral prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows. Our results of operations could also be materially adversely affected by the impairment of assets. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from its producing properties or the market value of our non-producing properties. We were recently required and may again be required to recognize asset impairment charges, as a result of impairment indicators which could also include a weak economic environment, challenging market conditions, fluctuations in long term commodity prices, and consequently changes to our long term mine plans. The deteriorating economic outlook for companies in the mineral exploration and extraction sector and declines in commodity prices are likely to reduce the recoverable amount of our investment in MSC, El Gallo 1 mine, and other, non-producing mineral property interests, and therefore may increase our impairment charges in the future.

During the third quarter of 2014, mineral prices have experienced a downward trend, which continued subsequent to September 30, 2014, especially with respect to silver. As at November 3, 2014, gold and silver prices were of $1,202 per ounce and $16.78 per ounce, respectively. Should these downward trends continue, there is a possibility that we may record additional impairment charges in the fourth quarter of 2014.

The volatility in gold, silver and copper prices is illustrated by the following table, which sets forth, for the periods indicated, the average market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, and per pound of copper based on the London Metal Exchange Grade A copper settlement price.

Average Annual Market Price of Gold and Silver (per oz.) and Copper (per lb.)

Metal	2009	2010	2011	2012	2013	For the nine months ended September 30, 2014
Gold	$972	$1,224	$1,572	$1,669	$1,411	$1,288
Silver	14.67	20.19	35.12	31.15	23.79	19.95
Copper	2.34	3.42	4.00	3.61	3.32	3.14

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued 393,187 shares of our common stock (the “Shares”) under our Mining Production Work Agreement, the First Amendment thereto dated September 23, 2013, and the Second Amendment thereto dated February 10, 2014 (together the “Agreement”) between, among others, the Company and one of its mining contractors.  Under the Agreement, the Company has agreed to issue up to 2,500,000 Shares to the contractor as partial payment for the mining services performed by the contractor.  The number of Shares is determined monthly, based on the amount payable by the Company for mining services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month, but in no event will the Shares issued under the Agreement exceed 2,500,000 shares of our common stock.  The Shares will be issued to the contractor in reliance on an exemption from registration provided under Regulation S adopted pursuant to the Securities Act of 1933.  The maximum number of shares to be issued pursuant to the Agreement is less than 1% of the 299,099,879 outstanding shares of the Company’s common stock (which number includes 28,879,495 exchangeable shares) as of November 5, 2014.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Nine Months Ended September 30, 2014 and 2013, (iv) the Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 7, 2014	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Date: November 7, 2014	By Perry Y. Ing,
Vice President and Chief Financial Officer