Form 10-Q
period 2015-03-31
McEwen Mining Inc.
filed 2015-05-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,225,345 shares outstanding as of May 7, 2015 (and 27,304,829 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share)

	Three months ended March 31,
	2015	2014
REVENUE:
Gold and silver sales	$22,882	$11,130

	22,882	11,130
COSTS AND EXPENSES:
Production costs applicable to sales	10,454	8,527
Mine construction costs	—	939
Mine development costs	174	1,568
Exploration costs	2,342	2,680
Property holding costs	1,492	1,454
General and administrative	3,208	3,227
Depreciation	272	225
Accretion of asset retirement obligation (note 4)	101	101
Income from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(329)	(7,029)

Total costs and expenses	17,714	11,692

Operating income (loss)	5,168	(562)

OTHER INCOME (EXPENSE):
Net interest (expense) income	(98)	75
Foreign currency loss	(212)	(583)

Total other expense	(310)	(508)

Income (loss) before income taxes	4,858	(1,070)
Recovery of income taxes (note 8)	1,163	18,957
Net income	6,021	17,887

OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(165)	1

Comprehensive income	$5,856	$17,888
Net income per share (note 9):
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Weighted average common shares outstanding (thousands) (note 9):
Basic	297,255	297,159
Diluted	297,266	298,410

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,569	$12,380
Investments (note 2)	1,945	1,082
IVA taxes receivable	10,405	11,739
Inventories (note 3)	12,931	12,404
Other current assets	1,697	2,096
Total current assets	43,547	39,701

Mineral property interests	287,490	287,812
Investment in Minera Santa Cruz S.A. (note 5)	177,347	177,018
Property and equipment, net	17,816	17,896
Other assets	533	531
TOTAL ASSETS	$526,733	$522,958

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,875	$21,654
Current portion of asset retirement obligation (note 4)	2,456	2,427
Total current liabilities	22,331	24,081

Asset retirement obligation, less current portion (note 4)	5,116	5,044
Deferred income tax liability	50,652	51,899
Deferred lease inducement	311	319
Other liabilities	400	400
Total liabilities	$78,810	$81,743

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 272,956 as of March 31, 2015 and 271,579 shares as of December 31, 2014 issued and outstanding
Exchangeable: 27,574 shares as of March 31, 2015 and 28,521 shares as of December 31, 2014 issued and outstanding (note 6)	1,361,520	1,360,668
Accumulated deficit	(913,556)	(919,577)
Accumulated other comprehensive (loss) income	(41)	124
Total shareholders’ equity	447,923	441,215

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$526,733	$522,958

Commitments and Contingencies (note 13)

Subsequent Events (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation	—	380	—	—	380
Unrealized gain on available-for-sale securities, net of taxes	—	—	1	—	1
Net income	—	—	—	17,887	17,887
Balance, March 31, 2014	297,159	$1,355,076	$(294)	$(589,747)	$765,035

Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Shares issued for settlement of accounts payable	430	443	—	—	443
Stock-based compensation	—	409	—	—	409
Unrealized loss on available-for-sale securities, net of taxes	—	—	(165)	—	(165)
Net income	—	—	—	6,021	6,021
Balance, March 31, 2015	300,530	$1,361,520	$(41)	$(913,556)	$447,923

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Cash paid to suppliers and employees	$(16,468)	$(18,627)
Cash received from gold and silver sales	21,985	10,723
Dividends received from Minera Santa Cruz S.A.	—	3,945
Interest received	98	75
Cash provided by (used in) operating activities	5,615	(3,884)
Cash flows from investing activities:
Investment in available-for-sale securities	(1,114)	—
Additions to property and equipment	(192)	(371)
Cash used in investing activities	(1,306)	(371)
Cash flows from financing activities:
Cash provided by financing activities	—	—
Effect of exchange rate change on cash and cash equivalents	(120)	(595)
Increase (decrease) in cash and cash equivalents	4,189	(4,850)
Cash and cash equivalents, beginning of period	12,380	24,321
Cash and cash equivalents, end of period	$16,569	$19,471

Reconciliation of net income to cash used in operating activities:
Net income	$6,021	$17,887
Adjustments to reconcile net income from operating activities:
Income from investment in Minera Santa Cruz S.A., net of amortization	(329)	(7,029)
Recovery of income taxes	(1,163)	(18,957)
Stock-based compensation	409	380
Depreciation	272	225
Accretion of asset retirement obligation	101	101
Amortization of mineral property interests and asset retirement obligations	322	322
Foreign exchange loss	120	595
Change in non-cash working capital items:
Decrease (increase) in IVA taxes receivable, including collections of $2,746 (2014 - $nil)	1,334	(1,490)
Increase in other assets related to operations	(129)	(367)
(Decrease) increase in liabilities related to operations	(1,343)	504
Dividends received from Minera Santa Cruz S.A.	—	3,945
Cash provided by (used in) operating activities	$5,615	$(3,884)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, the Consolidated Balance Sheets as at March 31, 2015 (unaudited) and December 31, 2014, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2014.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Presentation of Financial Statements and Property, Plant and Equipment — Reporting Discontinued Operations and Disclosures of Components of an Entity:  In April 2014, ASC 205 and ASC 360 guidance was amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective for the Company’s fiscal year beginning January 1, 2015. The new guidance did not have an impact on the Company’s consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Recently Issued Accounting Pronouncements

Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, Accounting Standards Codification (“ASC”) 205-40 guidance was amended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update shall be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for fiscal year beginning after December 15, 2016, including interim reporting periods within that year. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

NOTE 2   INVESTMENTS

During the quarter ended March 31, 2015, the Company invested $1.2 million of its cash in marketable equity securities.  Total cost of these marketable equity securities was $1.6 million (December 31, 2014 - $0.4 million). These securities are classified as available-for-sale securities and are valued at fair value. Any resulting gain or loss is recorded to an unrealized income and loss account (accumulated other comprehensive income (loss)) that is reported as a separate line item in the shareholders’ equity section of the balance sheet. The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold or if there is an other than temporary decline in fair value below cost. As at March 31, 2015, the fair value of these securities was $1.9 million, and as a result the Company recorded a loss, net of tax, of $0.2 million to other comprehensive income.

NOTE 3   INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Ore on leach pads	$6,456	$6,221
In-process inventory	4,775	2,302
Precious metals	324	2,403
Materials and supplies	1,376	1,478
Inventories	$12,931	$12,404

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 4   ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2015 and for the year ended December 31, 2014 is as follows:

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
	(in thousands)
Asset retirement obligation liability, beginning balance	$7,471	$7,247
Settlements	—	(52)
Accretion of liability	101	407
Adjustment reflecting updated estimates	—	(131)
Asset retirement obligation liability, ending balance	$7,572	$7,471

As at March 31, 2015, the current portion of the asset retirement obligation was $2.5 million (December 31, 2014 - $2.4 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are to be charged to expense based on the units of production method upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at El Gallo 1 as proven or probable reserves under the SEC definition, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three months ended March 31, 2015, the Company recorded $0.3 million (March 31, 2014 — $0.3 million) of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income for the three months ended March 31, 2015, of which $0.1 million (2014 — $0.1 million) related to the amortization of capitalized asset retirement costs.

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

The Company’s 49% attributable share of operations from its investment in MSC was income of $0.6 million for the three months ended March 31, 2015 (March 31, 2014 - $3.0 million). These amounts are inclusive of the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase to the Company’s income from its investment in MSC for the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company did not receive dividends from MSC, whereas a $3.9 million was received during the same period in 2014.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (continued)

Changes in the Company’s investment in MSC for the three months ended March 31, 2015 and year ended December 31, 2014 are as follows:

	Three months ended	Year ended
	March 31, 2015	December 31, 2014
	(in thousands)
Investment in MSC, beginning balance	$177,018	$212,947
Attributable net income (loss) from MSC	604	(2,597)
Amortization of fair value increments	(2,687)	(13,190)
Income tax recovery	2,412	10,503
Dividend distribution received	—	(9,483)
Impairment of investment in MSC	—	(21,162)
Investment in MSC, ending balance	$177,347	$177,018

A summary of the operating results from MSC for the three months ended March 31, 2015 and 2014, is as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Minera Santa Cruz S.A. (100%)
Net sales	$45,891	$56,889
Production costs applicable to sales	(36,863)	(39,637)
Net income	1,232	6,182

Portion attributable to McEwen Mining Inc. (49%)
Net income on investment in MSC	$604	$3,029
Amortization of fair value increments	(2,687)	(2,701)
Income tax recovery	2,412	6,701
Income from investment in MSC, net of amortization	$329	$7,029

As at March 31, 2015, MSC had current assets of $106.3 million, total assets of $525.8 million, current liabilities of $51.9 million and total liabilities of $163.8 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges recorded in the second quarter of 2013 and fourth quarter of 2014. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $105 million, total assets of $302.1 million, current liabilities of $55.4 million, and total liabilities of $92 million as at March 31, 2015.

NOTE 6   SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2015, 0.9 million exchangeable shares were converted into common stock.

During the three months ended March 31, 2015, the Company issued 430,295 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered above a defined tonnage threshold. The fair value of the common stock at the time of issuance was $0.4 million. The agreement with this mining contractor expired and was renegotiated during the quarter. Under the revised agreement, the Company can no longer make share payments and instead is required to pay in cash.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 7   STOCK-BASED COMPENSATION

During the three months ended March 31, 2015, the Company granted stock options to certain employees for an aggregate of 0.1 million shares of common stock at a weighted average exercise price of $1.06 per share. The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue. During the comparative period in 2014, no stock options were granted to employees or directors. The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

2015
Risk-free interest rate	1.10%
Dividend yield	n/a
Volatility factor of the expected market price of common stock	75%
Weighted-average expected life of option	3.5 years
Weighted-average grant date fair value	$ 0.56

During the three months ended March 31, 2015, the Company recorded stock option expense of $0.4 million. This compares to $0.4 million for the three months ended March 31, 2014.

NOTE 8   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to losses before taxes primarily as a result of valuation allowances being applied to losses and due to changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition. While the Company recorded net income during the quarter in Mexico, it does not expect to incur current income taxes payable given the sufficient availability of loss carryforwards.  This deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three months ended March 31, 2015, the Company recorded an income tax recovery of $1.2 million as a result of the Argentine peso devaluation, compared to $18.9 million recorded for the three months ended March 31, 2014.

NOTE 9  NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic income per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands, except per share)
Net income	$6,021	$17,887
Weighted average common shares outstanding (thousands):
Basic	297,255	297,159
Effect of employee stock-based awards	11	1,251
Diluted	297,266	298,410
Net income per share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

For the three months ended March 31, 2015, options to purchase 5 million shares of common stock outstanding at March 31, 2015 (March 31, 2014 — 1.5 million) at an average exercise price of $3.32 per share (March 31, 2014 — $5.95) were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for three months ended March 31, 2015 and 2014, respectively.

NOTE 10   RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015, the Company incurred and paid $16,137 (March 31, 2014 - $20,480) to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft.

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

The financial information relating to the Company’s operating segments as of, and for three months ended March 31, 2015 and 2014 is as follows:

	For the three months ended March 31, 2015
				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended March 31, 2015
Gold and silver sales	$—	$22,882	$—	$—	$22,882
Production costs applicable to sales	—	(10,454)	—	—	(10,454)
Mine development costs	—	(174)	—	—	(174)
Exploration costs	(263)	(1,599)	(389)	(91)	(2,342)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	329	—	—	—	329
Operating income (loss)	(219)	8,347	(681)	(2,279)	5,168

As at March 31, 2015
Investment in Minera Santa Cruz S.A.	177,347	—	—	—	177,347
Mineral property interests	202,889	10,374	74,227	—	287,490
Total assets	382,883	58,970	74,885	9,995	526,733

	For the three months ended March 31, 2014
				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended March 31, 2014
Gold and silver sales	$—	$11,130	$—	$—	$11,130
Production costs applicable to sales	—	(8,527)	—	—	(8,527)
Mine construction costs	—	(939)			(939)
Mine development costs	—	(1,568)	—	—	(1,568)
Exploration costs	(501)	(1,388)	(686)	(105)	(2,680)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	7,029	—	—		7,029
Operating income (loss)	6,258	(3,048)	(1,429)	(2,343)	(562)

As at December 31, 2014
Investment in Minera Santa Cruz S.A.	177,018	—	—	—	177,018
Mineral property interests	202,889	10,696	74,227	—	287,812
Total assets	382,637	58,936	74,806	6,579	522,958

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities which are recorded at fair value as reported in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As at March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investments	$1,945	$1,945	$—	$—
	$1,945	$1,945	$—	$—

	As at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investments	$1,082	$1,082	$—	$—
	$1,082	$1,082	$—	$—
Liabilities:
Portion of accounts payable and accrued liabilities recorded at fair value	355	355	—	—
	$355	$355	$—	$—

The Company’s investments are marketable equity securities which are exchange traded, are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

As at December 31, 2014, accounts payable included an accrual of $0.4 million for the fair value of accounts payable that were required to be settled with approximately 319,640 shares of the Company’s common stock.  The Company settled this payable during the three month period ended in March 31, 2015 as discussed in Note 6, Shareholders’ Equity.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 13   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States, as discussed in Note 4, Asset Retirement Obligations. These surety bonds are available for draw down in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2015, there were $4.8 million of outstanding surety bonds (December 31, 2014 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10% ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

NOTE 14   SUBSEQUENT EVENTS

On April 7, 2015, the Company reported approximately 7,000 ounces of gold equivalent in concentrate was stolen from its refinery in Mexico. After analysis, it was determined the amount stolen was approximately 6,350 ounces. The estimated cost of the gold equivalent in concentrate was approximately $2.8 million and is included as in-process inventory as at March 31, 2015.  Insurance claim procedures are currently ongoing and the extent of the insurance proceeds to be received is yet to be determined.

On April 17, 2015, the Company entered into a simple line of credit agreement with Banco Nacional de Comercio Exterior (“Banco Nacional”), subject to final registration and administrative procedures, for an amount up to 90,000,000 Mexican pesos (approximately $5.9 million as of March 31, 2015), secured by the Company’s IVA receivable balance. The Company has six months from the date of execution to withdraw funds, with a repayment term of no more than two years from the date of execution. The applicable interest will be the result of the interest rate determined upon the first withdrawal of funds + TIIE (Interbank Equilibrium Interest Rate in Mexico), payable quarterly. Upon signing the agreement, the Company paid a 1% commission on the total value of the simple credit agreement to Banco Nacional.  No withdrawal has been made as of the date of this filing.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of May 8, 2015 for the foreseeable future. It also analyzes our financial condition at March 31, 2015 and compares it to our financial condition at December 31, 2014. Finally, the discussion analyzes our results of our operations for the three months ended March 31, 2015, and compares those results to the three months ended March 31, 2014.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2014.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, adjusted net loss, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 27.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS — INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

McEwen Mining Inc. is required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with SEC.

Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 (“Industry Guide 7”) promulgated by the SEC.  Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  Under Industry Guide 7 standards, a “Final” or “Bankable” feasibility study or other report is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority.

One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “reserves” under Industry Guide 7 standards.  U.S. investors should be aware that McEwen Mining’s properties located in Argentina (with the exception of the San José mine), Mexico and the United States do not have “reserves” as defined by Industry Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Industry Guide 7 compliant “reserves”.

Further, since we have not established reserves on some of our properties as defined in Industry Guide 7, we have in the past and will continue to expense substantially all design, construction and development costs with regard to those properties, even though these expenditures are expected to have a future economic benefit in excess of one year. Only certain types of property and equipment which have alternative uses or significant salvage value may be capitalized without proven and probable reserves. We also expense our asset retirement obligations on those properties. Companies that have reserves under Industry Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, we depreciate or amortize any capitalized costs on a straight-line basis based on the estimated remaining useful life of the mine, as determined by our internal mine plans. As a result of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves.

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

Canadian regulations permit the disclosure of resources in terms of “contained ounces” provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade sometimes disclosed by us would be characterized as mineralized material. We provide such disclosure about our properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

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

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three months ended March 31, 2015 and 2014:

Selected Financial and Operating Results

	Three months ended March 31,
	2015	2014
	(in thousands, unless otherwise indicated)
Gold and silver sales	$22,882	$11,130
Income from investment in Minera Santa Cruz S.A., net of amortization	$329	$7,029
Earnings from mining operations (1) (3):	$17,174	$11,378
Net income	$6,021	$17,887
Net income per common share - basic and diluted	$0.02	$0.06
Adjusted net income (loss) (3)	$1,891	$(6,180)
Adjusted net income (loss) per common share - basic and diluted (3)	$0.01	$(0.02)
Consolidated gold ounces (1):
Produced	25	20
Sold	28	19
Consolidated silver ounces (1):
Produced	655	725
Sold	722	733
Consolidated gold equivalent ounces (1) (2):
Produced	33	32
Sold	38	32
Consolidated average realized price ($/ounce) (1) (3):
Gold	$1,213	$1,319
Silver	$17.02	$20.15
Consolidated costs per gold equivalent ounce ($/ounce) (1) (2):
Total cash costs (3)	$674	$790
All-in sustaining costs (3)	$948	$1,100
All-in costs (3)	$1,044	$1,312
Silver : gold ratio (2)	75 : 1	60 : 1

(1)         Includes portion attributable to us from our 49% interest in the San José mine.

(2)         Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2014 was 60:1. For 2015, the silver to gold ratio has been set to 75:1.

(3)         Earnings from mining operations, adjusted net loss, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, end of page 27 for additional information, including definitions of these terms.

Operating and Financial Highlights

•                  Gold equivalent production in the first quarter of 2015 totaled 33,434 ounces, which includes 18,043 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina, and 15,391 gold equivalent ounces from the El Gallo 1 mine in Mexico. Production increased year-over-year due to higher grades and better recoveries at the El Gallo 1 mine.

•                  Total cash costs, all-in sustaining costs and all-in costs per gold equivalent ounce sold for the first quarter of 2015 for all of our operations on a consolidated basis totaled $674, $948 and $1,044 per ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine for the first quarter of 2015 totaled $888 and $1,127 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 mine totaled $460 and $611 per gold equivalent ounce, respectively. The year-over-year decrease in total cash costs per gold equivalent ounce reflects higher grades of ore processed, particularly at El Gallo 1 mine.  All-in sustaining and all-in costs per gold equivalent ounce also reflect the impact of a greater number of ounces sold at the El Gallo 1, net of a slight decrease in ounces sold at the San José mine over which costs are spread.

•                  Gold equivalent ounces sold in the first quarter of 2015 totaled 37,682 ounces, which includes 18,865 gold equivalent ounces attributable to us from our 49% interest in the San José mine, and 18,817 gold equivalent ounces from El Gallo 1. The year-over-year increase in ounces sold reflects the increase in production at the El Gallo 1 mine.

•                  The average realized price for all of our operations on a consolidated basis in the first quarter of 2015 was $1,213 and $17.02 per ounce of gold and silver sold, respectively. The decrease year-over-year reflects the downward trend of gold and silver prices that has continued through the first quarter of 2015. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates.

•                  We maintain our original production guidance of 50,000 gold equivalent ounces for the year 2015, despite the theft of 6,350 ounces of gold equivalent reported in April 2015. The target guidance is expected to be met as a result of mining higher-grade ore. With production guidance for 2015 at MSC also remaining unchanged, consolidated production guidance remains at an estimated range of 135,000 to 140,000 gold equivalent ounces.

•                  We reported a consolidated net income of $6.0 million, or $0.02 per share for the first quarter of 2015, compared to net income of $17.9 million, or $0.06 per share for the comparable period in 2014. Net income for the first quarter of 2015 reflects lower operating costs due to higher grades and improved efficiencies in the tonnes produces at the El Gallo 1 mine, however realized gold and silver prices decreased by % and % respectively, compared to the first quarter of 2014.

•                  Our adjusted net income for the quarter ended March 31, 2015, which removes the impact of the foreign currency gains and income tax recoveries, both resulting from the devaluation of the Argentine peso relative to the U.S. dollar, was $1.9 million, or $0.01 per share. This compares to an adjusted net loss of $(6.2) million or $(0.02) per share, for the comparable period in 2014.

•                  Our consolidated earnings from mining operations for the quarter ended March 31, 2015 was $17.2 million, compared to earnings of $11.4 million for the comparable period in 2014.

•                 We ended the quarter with $19.3 million in cash, investments and precious metals and no bank debt.

Development and Exploration Activities

El Gallo, Sinaloa, Mexico

El Gallo 1

We completed the construction of the expansion of El Gallo 1 in order to increase capacity from 3,000 tonnes per day to 4,500 tonnes per day in April 2014. Commissioning commenced during the second quarter of 2014, with the expansion fully operational by the fourth quarter of 2014.

Based on a review of our current heap leach design, we have sufficient capacity for ore deliveries until December 2016. We have adjusted our initial budget for sustaining capital and capital expenditures from $3.0 million to approximately $1.7 million, to reflect this expansion deferral.

El Gallo 2

A final decision to proceed with the construction of El Gallo 2 has not been made. Any decision to proceed would be based on silver price expectations and securing financing on terms that are more favorable than those that were available to us at the time of filing this report. In order to prepare for a possible construction decision in the future, we have been evaluating possible debt financing alternatives and advancing the construction of the ball mill, which is the longest lead time item associated with the mine. Components of the ball mill are now substantially complete. Pending a decision to proceed with the development of El Gallo 2, we are storing the mill components at the manufacturer’s facilities. We expect to disburse the final payment of $1.0 million for the ball mill in the second quarter of 2015.

We are also conducting cost-saving studies to identify opportunities that would allow us to reduce the initial capital investment required while minimizing the impact on potential production. Potential changes include reducing the number of leach tanks and transformers, building a smaller process plant and refinery, and using modular crushers. The El Gallo 2 Feasibility Study, which provided an estimate of $180 million for initial capital expenditures, has not been updated to reflect these possible changes.

For the three months ended March 31, 2015, we spent $0.2 million on mine development costs at El Gallo 2. Expenditures for the remainder of 2015 are expected to total approximately $1.5 million, primarily consisting of the $1.0 million final payment for the construction of the ball mill and related storage costs.

Exploration

El Gallo, Sinaloa, Mexico

As of March 31, 2015, two core drills were operating, and approximately $1.3 million was incurred in exploration expenditures during the quarter.  For 2015, we have budgeted $5.5 million in total exploration costs at El Gallo, which includes drilling of approximately 88,580 ft. (27,000 m). The exploration program will be focused on core drilling, blast hole drilling and surface mapping, which will include rock and soil sampling.

Gold Bar Project, Nevada, U.S.

Gold Bar is located primarily on public lands managed by the BLM. We submitted our Plan of Operations (“Plan”) permit application during the fourth quarter of 2013. The Plan was determined complete and the BLM has determined that an Environmental Impact Statement (“EIS”) is necessary to fulfill the requirements under the National Environmental Policy Act. Upon completion of the EIS, the BLM will be able to proceed with the approval determination of the Plan. A third-party consulting firm has been contracted to assist the BLM in the preparation of an EIS for the Gold Bar project. Due to delays in some of the administrative procedures at the BLM Mount Lewis Field office, final permit approval is expected for the third quarter of 2016.

For 2015, we have budgeted $1.4 million for the Gold Bar project, primarily for the advancement of the EIS, as well as a drill program of approximately 10,000 ft. (3,050 m).  As of March 31, 2015, expenditures on the Gold Bar project totaled $0.1 million for the period.

Los Azules Project, Argentina

The 2014-2015 exploration season started in December 2014 and was completed in March 2015. For 2015, we have budgeted $0.7 million for Los Azules. While no significant exploration work or drilling program is expected, we will continue to advance the project with baseline environmental studies.  As of March 31, 2015, expenditures on the Los Azules project totaled $0.2 million for the period.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC. The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the periods presented, on a 100% basis. Also included below are the production figures on a 49% attributable basis.

	Three months ended March 31,
	2015	2014
	(in thousands, unless otherwise indicated)
San José Mine - 100%
Tonnes of ore mined	103	105
Average grade (gpt):
Gold	6.48	6.71
Silver	480	447
Tonnes of ore processed	109	135
Average grade (gpt):
Gold	6.20	5.77
Silver	428	391
Average recovery (%):
Gold	89.0	88.1
Silver	87.9	86.9
Gold ounces:
Produced	19	22
Sold	19	22
Silver ounces:
Produced	1,315	1,471
Sold	1,439	1,493
Gold equivalent ounces (1) :
Produced	37	46
Sold	38	47
Net sales	$45,891	$56,889
Gross average realized price ($/ounce) (2) :
Gold	$1,207	$1,337
Silver	$17.02	$20.15
Total cash costs (2)	$34,168	$38,475
Total cash costs per ounce sold ($/ounce) (2):
Gold	$874	$872
Silver	$12.02	$12.75
Gold equivalent (1)	$888	$816
All-in sustaining costs (2)	$43,385	$46,798
All-in sustaining costs per ounce sold ($/ounce) (2):
Gold	$1,109	$1,060
Silver	$15.26	$15.51
Gold equivalent (1)	$1,127	$992
Silver : gold ratio (1)	75 : 1	60 : 1

McEwen Mining - 49% attributable share
Ounces produced:
Gold	9	11
Silver	644	721
Gold equivalent (1)	18	23

(1)         Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio being used for 2015 is 75:1, while the ratio for 2014 was 60:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, end of page 27 for additional information, including definitions of these terms.

Production

Gold production for the three months ended March 31, 2015 decreased by 12% to 19,291 ounces and silver production by 11% to 1,314,807 ounces, from 21,974 ounces of gold and 1,471,081 ounces of silver in the same period in 2014. Production during the first quarter of 2015 was in-line with the mine plan, but was lower than in 2014 due to a planned shutdown of the processing plant for mandatory vacation in the quarter. The increase in gold and silver grades, of 7% and 9%, respectively, was more than offset by a 19% decrease in tonnes processed.

Sales

For the three months ended March 31, 2015, net sales realized by MSC from the sale of gold and silver decreased by 19% to $45.9 million compared to $56.9 million for the same period in 2014. The decrease was a result of both lower sales volumes and lower average realized prices. Sales volumes in the first quarter of 2015 were 19,308 ounces of gold and 1,439,311 ounces of silver, a decrease of 13% and 4%, respectively, from 22,298 ounces of gold and 1,492,687 ounces of silver sold in the comparable period in 2014.

The average gross sale price for gold sold, after mark-to-market provisional price adjustments, discussed below, in the first quarter of 2015 was $1,207 per ounce, a decrease of 10% compared to $1,337 per ounce received in the same period in 2014. In comparison, the average London P.M. fix price for gold during the first quarter of 2015 was $1,218 per ounce, compared to $1,293 per ounce for the same period in 2014.

The average gross sale price for silver sold, after mark-to-market provisional price adjustments, in the first quarter of 2015 was $17.02 per ounce, a decrease of 16% compared to an average $20.15 per ounce received in the same period in 2014.  In comparison, the average London P.M. fix price for silver during the first quarter of 2015 was $16.71 per ounce, compared to $20.48 per ounce for the same period in 2014.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of provisionally priced shipments of concentrates as a result of the downward trend of gold and silver prices that has continued through the first quarter of 2015. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, in turn based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine per gold equivalent ounce sold for the quarter ended March 31, 2015 were $888 per ounce based on a 75:1 ratio, compared to $816 per ounce sold for the same period in 2014 based on a silver to gold ratio of 60:1, or $912 based on a 75:1 ratio. On a co-product basis (gold and silver), total cash costs for the quarter ended March 31, 2015 were $874 per ounce of gold and $12.02 per ounce of silver, compared to $872 per ounce of gold and $12.75 per ounce of silver for the same period in 2014. Total cash costs on an aggregate basis decreased from $38.5 million to $34.2 million year-over-year, reflecting lower levels of production and continued cost reduction.  On a per ounce basis, using a 75:1 ratio, total cash costs dropped slightly, reflecting the reduction in the total aggregate cash costs, but partially offset by the lower number of ounces produced, compared with prior year.  In addition, continuing high inflationary pressures in Argentina have led to rising operating costs, although these have been partially offset by the devaluation of the Argentina peso relative to the U.S. dollar.

All-in sustaining cash costs per gold equivalent ounce sold for the quarter ended March 31, 2015 were $1,127 per ounce based on a 75:1 ratio, compared to $992 per ounce in the same period in 2014 based on a silver to gold ratio of 60:1, or $1,109 based on a 75:1 ratio. On a co-product basis, all-in sustaining costs were $1,109 per ounce of gold and $15.26 per ounce of silver, compared to $1,060 per ounce of gold and $15.51 per ounce of silver for the same period in 2014.  All-in sustaining costs on an aggregate basis decreased year-over-year from $46.8 million to $43.4 million, as exploration, development and capital expenditures were reduced in 2015 offset by an increase in stripping and underground mine development costs compared to the prior year. While all-in sustaining costs of silver on a per ounce basis, using a 75:1 ratio, remained consistent with prior period, the all-in sustaining costs of gold on a per ounce basis was higher in 2015 than in 2014 due to a significantly lower number of ounces sold in the period.

Reserves

The following is the reserve information calculated by Hochschild for the San José mine as at December 31, 2014 which was completed and released on March 6, 2015.

These figures, reported on a 100% basis, were prepared by Hochschild and audited by P&E Mining Consultants Inc. whose report dated March 6, 2015, concluded that the reserve estimates for the San José mine prepared by Hochschild at December 31, 2014 provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy (“JORC”), NI 43-101, the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) best practices and Industry Guide 7.

At San José, the Proven and Probable Mineral Reserves are based on an Economic Cut-off Value (“ECOV”) of $185.90/t and a Marginal Cut-off Value (“MCOV”) of $78.13/t, using a price of $1,200/oz for gold and $20.00/oz for silver. The mineral reserves estimate takes into account marginal blocks of ore located within or on the periphery of higher grade zones. The marginal cut-off was defined by the value of ore that meets the variable costs, but not the fixed costs. The mineral reserve COV is based on historical January to October 2014 geologic, mining, plant and mine administration variable and fixed costs. The ECOV was estimated using both variable and fixed costs and the MCOV was estimated using variable costs only. The mineral reserve estimate is primarily based on the ECOV. Ore with a grade above the MCOV and less than the ECOV are included in the mineral reserve estimate if it was necessary to develop through them in order to access ore grades above the ECOV. A total of 75% of reserves are at or above the ECOV and 25% of mineral reserves are between the ECOV and the MCOV. The economic and marginal cut-offs used to estimate San José’s mineral reserves are 415 g/t Ag equivalent and 174 g/t Ag equivalent, respectively.

The reserves as presented are in-place and include mining dilution and mining losses, but do not include allowances for mill or smelter recoveries.

San José Reserves - 100%

	Tonnes	Silver	Silver ounces	Gold	Gold ounces
Reserve Category	(in thousands)	(grams/tonne)	(in millions)	(grams/tonne)	(in thousands)
Proven	1,224	520	20.46	7.15	281.4
Probable	708	365	8.31	6.09	138.6
Proven & Probable	1,932	463	28.77	6.76	420.0

Investment in MSC

As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014, we account for investments over which we exert significant influence but do not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to our 49% Investment in MSC, MSC’s financial statements, which are originally prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP. As such, the summarized financial data presented under this heading is in accordance with U.S. GAAP.

Our 49% attributable share of operations from our investment in MSC was income of $0.3 million for the quarter ended March 31, 2015, compared to income of $7.0 million in 2014. Income of $0.3 million for the quarter ended March 31, 2015 is net of the amortization of the fair value increments arising from the purchase price allocation of $2.7 million, and related deferred income tax recovery of $2.4 million. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase in income from our investment in MSC for the quarter ended March 31, 2015.

During the three months ended March 31, 2015, we received no dividends from MSC, compared to $3.9 million received during the same period in 2014.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

Results of Operations — El Gallo 1

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands, unless otherwise indicated)
Tonnes of ore mined	320	323
Average grade gold (gpt)	2.86	1.15
Tonnes of ore processed	324	359
Average grade gold (gpt)	3.17	1.16
Gold ounces:
Produced	15.2	9.3
Sold	18.6	8.6
Silver ounces:
Produced	11.1	4.2
Sold	16.9	1.6
Gold equivalent ounces (1) :
Produced	15.4	9.4
Sold	18.8	8.6
Net sales	$22,882	$11,130
Average realized price ($/ounce) (2) :
Gold	$1,215	$1,296
Silver	$17.00	$20.26
Total cash costs (2)	$8,654	$6,184
Total cash cost per gold equivalent ounce sold ($/ounce) (1) (2)	$460	$720
All-in sustaining costs (2)	$11,489	$8,985
All-in sustaining cost per gold equivalent ounce sold ($/ounce) (1) (2)	$611	$1,046
Silver : gold ratio (1)	75 : 1	60 : 1

(1)         Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2014 was 60:1.  For 2015, the silver to gold ratio has been set to 75:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, end of page 27 for additional information, including definitions of these terms.

Production

Production at El Gallo 1 for the quarter ended March 31, 2015 increased by 64% to 15,243 gold equivalent ounces, from 9,295 gold equivalent ounces in the comparable period in 2014. Production would have been higher during the first quarter of 2015 had the Company not upgraded its furnace in March, which delayed scheduled gold pours.  Subsequently, a portion of this concentrate was stolen as described in Note 14 to the Consolidated Financial Statements, Subsequent Events.

Tonnes mined and processed decreased by 1% and 10%, respectively, during the first quarter of 2015 compared to 2014, while grades of tonnes mined and processed increased by 149% and 173% respectively. Despite lower tonnes processed in the first quarter of 2015, production at El Gallo 1 increased due to the mining of higher-grade ore in the first quarter of 2015 compared to 2014. Ore grades processed in the first quarter of 2015 averaged 3.17 g/t, compared to 1.16 g/t in 2014.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 319,811 and tonnes processed of 324,363 was drawdown from the existing ore stockpile. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to March 31, 2015 is estimated at 54%.

Sales

For the three months ended March 31, 2015, sales from El Gallo 1 amounted to $22.9 million, compared to $11.1 million for the same period in 2014.  This 106% increase was due to higher gold and gold equivalent ounces sold to 18,591 oz. and 18,817 oz. respectively, from 8,563 oz. and 8,589 oz. in the same period of 2014, albeit at a lower average price due to a decrease year-over-year in the average realized price for gold of 6%.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the El Gallo 1 mine per gold equivalent ounce sold for the quarter ended March 31, 2015 decreased to $460 per ounce, compared to $720 per ounce for the same period in 2014. On an aggregate basis, total cash costs increased year-over-year, from $6.2 million in the first quarter of 2014 to $8.7 million in the comparable period in 2015. The decrease in total cash costs per gold equivalent ounce sold is due to higher average grades of tonnes mined and processed during the period, as well as processing efficiencies being realized when compared to prior year, whereas the increase in total cash costs in the 2015 period on a dollar basis reflects the higher volume of gold equivalent ounces sold in the quarter.

All-in sustaining costs for the quarter ended March 31, 2015 were $611 per gold equivalent ounce, compared to $1,046 per gold equivalent ounce in the same period in 2014. On an aggregate basis, all-in sustaining costs increased in the 2015 period from $9.0 million in the first quarter of 2014 to $11.5 million in the first quarter of 2015 due to the higher volume of gold equivalent sales. All-in sustaining costs on a gold equivalent ounce basis decreased as a result of the higher number of ounces sold over which these costs are spread.

Results of Consolidated Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

General.  For the three months ended March 31, 2015, our net income was $6.0 million or $0.02 per share, compared to net income of $17.9 million or $0.06 per share for the same period in 2014. Operating results increased to income of $5.2 million in the 2015 period from a loss of $(0.6) million in the 2014 period.  Higher sales volumes and higher grades mined and produced, particularly at the El Gallo 1 mine, coupled with lower operating costs in the 2015 period contributed to the improved operating results in the current period despite the significantly lower income from MSC in 2015 compared to 2014.

Revenue.  Gold and silver sales in the three months ended March 31, 2015 totaled $22.9 million.  This compares to $11.1 million for the same period in 2014. Ounces of gold and silver sold from our El Gallo 1 mine increased year-over-year as a result of mining higher grades during the quarter. Average realized sales prices were slightly lower in the three months ended March 31, 2015 compared to the same period in 2014.

Costs and Expenses.  Total costs and expenses, in the three months ended March 31, 2015 totaled $17.7 million, compared to $11.7 million in the 2014 period. The increase was primarily a result of higher sales from our El Gallo 1 mine, and lower income from our investment in MSC recorded during the period.

Production costs applicable to sales at El Gallo 1 were $10.4 million in the three months ended March 31, 2015, compared to $8.5 million for the same period in 2014. Production costs applicable to sales in the first quarter of 2015 were higher than those in the comparable quarter of 2014 due to the increased production from our El Gallo 1 mine. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative expenses, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $nil in the first quarter of 2015 compared to $0.9 million in the same period in 2014. The costs in the comparable period in 2014 related to the El Gallo 1 expansion project, which was substantially completed in the second quarter of 2014. As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1 in accordance with SEC Industry Guide 7.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, were $0.2 million in the three months ended March 31, 2015, compared to $1.6 million in 2014. Costs in the first quarter of 2014 included $1.4 million for the Change of Land Use permit received in January 2014.

Exploration costs in the first quarter of 2015 decreased from the same 2014 period from $2.7 million to $2.3 million, reflecting a reduction in expenditures and drilling activities in our exploration projects in Nevada during 2015. Of the amount spent during the 2015 period, $1.6 million was spent on our Mexico segment, where we drilled approximately 20,374 ft. (6,210 m), compared to $1.4 million in 2014 where we drilled 17,900 ft. (5,468 m). We also spent $0.4 million in Nevada in the first quarter of 2015, compared to $0.7 million primarily on permitting efforts on the Gold Bar project. In Argentina, we spent $0.3 million primarily on sampling and baseline studies, compared to $0.5 million in the comparable period in 2014 for basic geological work on the Los Azules project.

Property holding costs remained consistent year-over-year, totaling $1.5 million in both the 2015 and 2014 three-month periods.

General and administrative expenses in the first quarter of 2015 were relatively consistent with those incurred in the first quarter of 2014, totaling $3.2 million in both periods.

Income on investment in MSC, net of amortization of fair value increments, during the three months ended March 31, 2015 was $0.3 million, compared to income of $7.0 million in the 2014 period. The decrease is primarily a result of reduced income tax recovery, lower net sales from fewer ounces sold and lower average realized prices in the first quarter of 2015 compared to the same period in 2014, as well as lower grades which have increased production costs.

Other income (expenses).  Other expenses in the three months ended March 31, 2015 totaled $0.3 million compared to $0.5 million in the same period in 2014.

Recovery of income taxes.  Recovery of income taxes was $1.2 million in the 2015 period, compared to $19.0 million in the 2014 period.  The income tax recovery in the first quarter of 2015 and 2014 included an income tax recovery of $1.2 million and $18.9 million, respectively, reflecting the impact of foreign exchange fluctuations on our deferred tax liability denominated in Argentine pesos.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended March 31, 2015 were $674 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $790 per gold equivalent ounce in the same period in 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, total cash costs per gold equivalent ounce for the first quarter of 2014 would have been $856 per ounce. On an aggregate basis, total cash costs increased from $25.0 million in the first quarter of 2014 to $25.4 million in the comparable period in 2015.

Consolidated all-in sustaining costs, which include corporate general and administrative expenses not separately allocated to either the El Gallo 1 or San José mine, for the quarter ended March 31, 2015 were $948 per gold equivalent ounce, compared to $1,100 per gold equivalent ounce in the same period in 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, all-in sustaining costs per gold equivalent ounce for the first quarter of 2014 would have been $1,192. On an aggregate basis, all-in sustaining costs increased from $34.9 million in the first quarter of 2014 to $35.7 million in the 2015 period.

Consolidated all-in costs for the quarter ended March 31, 2015 were $1,044 per gold equivalent ounce sold, compared to $1,312 per gold equivalent ounce for the quarter ended March 31, 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, all-in costs per gold equivalent ounce for the first quarter of 2014 would have been $1,422. On a dollar basis, all-in costs decreased from $41.6 million in the first quarter of 2014 to $39.2 million in 2015, primarily as a result of lower exploration expenses, mine development and mine construction costs in comparison with 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of $21.2 million, comprised of current assets of $43.5 million and current liabilities of $22.3 million. This represents an increase of approximately $5.6 million from the working capital balance of $15.6 million as of December 31, 2014, mainly driven by the higher sales volume that occurred during the quarter. As at March 31, 2015, our accounts payable balance includes $6.3 million (2014 - $6.7 million) related to the registration taxes on intercompany financing agreements with certain of our subsidiaries, and $2.5 million (2014 - $2.5 million) for our long-term trust fund obligation for the closure of the Tonkin mine in Nevada. Timing of payment of these obligations is yet to be determined and is accordingly recorded as current liabilities.

We believe our working capital at March 31, 2015 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at March 31, 2015 include cash and marketable securities investments on hand, other current assets and cash flows from El Gallo 1.

However, in order to fund the development of El Gallo 2, if we make a positive production decision, we would need to raise additional capital of approximately $150 million, given that the estimated capital cost significantly exceeds our available working capital. In such case, we would explore financing methods to complete the development and construction of El Gallo 2, which may include incurring debt, issuing additional equity, equipment leasing and other forms of financing. Our ability to build El Gallo 2 is dependent on one or several of the alternatives being completed.

Net cash provided by operations for the quarter ended March 31, 2015 was $5.6 million compared to net cash used in operations of $3.9 million in the comparable period in 2014. Our El Gallo 1 mine contributed $22 million in gold and silver sales to operating cash flows in the 2015 quarter compared to $10.7 million in the same period in 2014. These cash inflows along with the collection of IVA taxes receivable of $2.7 million compensated for the fact that no dividend was received from MSC during the period. Cash paid to suppliers and employees decreased year-over-year primarily due to the collection of IVA taxes receivable mentioned above, compared to $nil in the same period in 2014, as well as a lower level of exploration activities in the 2015, when compared to the same period in 2014.

Cash used in investing activities for the quarter ended March 31, 2015 was $1.3 million, compared to $0.4 million in the comparable period of 2014, primarily due to the $1.1 million acquisition of certain available for sale securities during the 2015 period, compared to $nil in 2014.

Cash provided by financing activities for both quarters ended March 31, 2015 and 2014 was $nil.

Overall, cash increased by $4.2 million from December 31, 2014 to March 31, 2015. Comparatively, from December 31, 2013 to March 31, 2014 cash decreased by $4.9 million.

In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected account payable with shares of our common stock, up to a maximum of 2,500,000 shares, as discussed in Note 6 to the Consolidated Financial Statements, Shareholders’ Equity. As at March 31, 2015, we were required to issue a cumulative total of approximately 712,830 common shares, of which approximately 393,190 were issued in the year ended December 31, 2014, and 430,295 in the three months ended March 31, 2015 at a fair value of approximately $0.4 million in the 2015 period. The agreement with this mining contractor expired and was renegotiated during the quarter.  Under the revised agreement, the option for stock based payment was eliminated.

On April 17, 2015, the Company entered into a simple line of credit agreement with Banco Nacional de Comercio Exterior (“Banco Nacional”), subject to final registration and administrative procedures, for an amount up to 90,000,000 Mexican pesos (approximately $5.9 million as of March 31, 2015), secured by the Company’s IVA receivable balance. The Company has six months from the date of execution to withdraw funds, with a repayment term of no more than two years from the date of execution. The applicable interest will be the result of the interest rate determined upon the first withdrawal of funds + TIIE (Interbank Equilibrium Interest Rate in Mexico), payable quarterly. Upon signing the agreement, the Company paid a 1% commission on the total value of the simple credit agreement to Banco Nacional.  No withdrawal has been made as of the date of this filing.

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

We define Earnings from Mining Operations as gold and silver revenues from our El Gallo 1 mine and our 49% attributable share of the San José mine’s net sales, less their respective production costs applicable to sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we deduct this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine-site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 5 of the accompanying financial statements.

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended March 31,
	2015	2014
	(in thousands)
El Gallo 1 earnings from mining operations
Gold and silver sales	$22,882	$11,130
Production costs applicable to sales	(10,454)	(8,527)
Gross profit	$12,428	$2,603
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	322	322
El Gallo 1 earnings from mining operations	$12,750	$2,925

San José earnings from mining operations (49% attributable basis)
Net sales	$22,487	$27,876
Production costs applicable to sales	(18,063)	(19,422)
San José earnings from mining operations	$4,424	$8,454

Consolidated earnings from mining operations	$17,174	$11,379

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The terms adjusted net income (loss) and adjusted net income (loss) per share used in this report are non-GAAP financial measures. We use and report these measures because we believe it provides investors and analysts with a useful measure of the underlying operating performance of our core mining business.

Adjusted net income (loss) excludes the following items from net income (loss):

•                                    impairment charges (including inventory and IVA taxes receivable write-downs, and impairments of long-lived assets), and the related income tax recovery;

•                                    foreign currency gains and losses, including the impact of foreign currency fluctuations on our deferred income tax liabilities denominated in Argentine peso; and

•                                    non-recurring items, as applicable.

The following table presents a reconciliation of Adjusted Net Income (Loss) to Net Income, a GAAP financial measure:

	Three months ended March 31,
	2015	2014

Net income	$6,021	$17,888
Foreign currency loss	212	583
Portion of income on investment in MSC resulting from foreign currency fluctuations	(3,187)	(5,787)
Portion of income tax recovery resulting from foreign currency fluctuations	(1,155)	(18,864)
Adjusted net income (loss)	1,891	(6,180)
Adjusted net income (loss) per share - basic and diluted	$0.01	$(0.02)
Weighted average common shares outstanding (thousands) - basic	297,255	297,159
Weighted average common shares outstanding (thousands) - basic and diluted	297,266	298,410

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

The measures all-in sustaining costs, all-in sustaining costs per ounce, all-in costs and all-in costs per ounce were adopted in 2013, as we believe that the these measures better represents the total costs associated with producing gold. We have adopted this reporting methodology based on the standard from the World Gold Council (as promulgated in their June 27, 2013 press release, World Gold Council’s Guidance Note on Non-GAAP Metrics — All-In Sustaining Costs and All-In Costs). There is no assurance that these measures are comparable to our industry peers.

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

Costs excluded from total cash costs, sustaining all-in sustaining costs and all-in costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalising items, as described in Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share above.

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro-rated sales value. Approximately 49% of the value of the sales in the first quarter of 2015 was derived from gold and 51% was derived from silver. This compares to 50% derived from gold and 50% from silver for the sales in the first quarter of 2014.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC.

Reconciliation of Consolidated Total Cash Costs to Production Costs Applicable to Sales

	Three months ended March 31,
	2015	2014
	(in thousands, except per ounce)
Production costs applicable to sales	$10,454	$8,527
Less: Depreciation	(322)	(322)
Less: Pre-stripping costs for future pit access	(1,736)	(2,288)
On-site general and administrative expenses	245	254
Property holding costs	13	13
Total cash costs (El Gallo 1 Mine)	$8,654	$6,184
McEwen’s share of MSC total cash costs (49%)	16,742	18,853
Consolidated total cash costs	$25,396	$25,037

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$460	$720
McEwen’s share of MSC total cash costs (49%)	888	816
Consolidated total cash costs (including McEwen’s share of MSC)	674	790

Reconciliation of Consolidated All-In Sustaining Costs to Total Cash Costs

	Three months ended March 31,
	2015	2014
	(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$8,654	$6,184
Operating site reclamation accretion and amortization	503	201
On-site exploration expenses	596	312
Pre-stripping costs for future pit access	1,736	2,288
All-in sustaining costs (El Gallo 1 Mine)	$11,489	$8,985
McEwen’s share of MSC all-in sustaining costs (49%)	21,259	22,931
Corporate general and administrative expenses	2,963	2,973
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$35,711	$34,889

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$611	$1,046
McEwen’s share of MSC all-in sustaining costs (49%)	1,127	992
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	948	1,100

Reconciliation of Consolidated All-In Costs to All-In Sustaining Costs

	Three months ended March 31,
	2015	2014
	(in thousands, except per ounce)
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$35,711	$34,889
Property holding costs (non-sustaining)	1,479	1,441
Reclamation accretion and amortization (non-operating sites)	28	30
Exploration expenses (non-sustaining)	1,746	2,368
Mine development (non-sustaining)	174	1,568
Mine construction and capital expenditures (non-sustaining)	192	1,310
Consolidated all-in costs (including McEwen’s share of MSC)	$39,330	$41,606

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen’s share of MSC)	$1,044	$1,312

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

	Three months ended March 31,
	2015			2014
	(in thousands, except ounce and per ounce)			(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$22,594	$11,424	$34,018	$11,098	$14,609	$25,707
Silver sales	288	12,001	12,289	32	14,737	$14,769
Gold and silver sales	$22,882	$23,425	$46,307	$11,130	$29,346	$40,476

Gold ounces sold	18,591	9,461	28,052	8,563	10,926	19,489
Silver ounces sold	16,946	705,262	722,208	1,600	731,417	733,017
Gold equivalent ounces sold	18,817	18,864	37,681	8,589	23,116	31,705

Average realized price per gold ounce sold	$1,215	$1,207	$1,213	$1,296	$1,337	$1,319
Average realized price per silver ounce sold	$17.00	$17.02	$17.02	$20.26	$20.15	$20.15
Average realized price per gold equivalent ounce sold	$1,216	$1,242	$1,229	$1,296	$1,270	$1,205

Gold equivalent ounces

The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs, all-in costs, and average realized prices, discussed above, on a per ounce basis. Gold equivalent ounces are calculated using an average silver to gold ratio of 75:1, as determined in our 2015 budget. In 2014, the silver to gold ratio was 60:1 and prior to that it was 52:1.

	Three months ended March 31,
	2015	2014

Gold equivalent ounces sold (El Gallo 1 Mine)	18,817	8,589
McEwen’s share of MSC gold equivalent ounces sold	18,864	23,116
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	37,681	31,705

Silver : gold ratio	75 : 1	60 : 1

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of March 31, 2015, no liability has been recognized for our surety bonds of $4.8 million.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our Critical Accounting Policies since December 31, 2014.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions used in this report or incorporated by reference in this report.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis.  In 2013 and 2014 the peso devalued by 29% and 28% respectively. During the three months ended March 31, 2015, the Argentine peso devalued 3%.  Due to restrictions in holding other currencies, MSC holds all of their local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian dollar holdings of $1.1 million (C$ 1.4 million) at March 31, 2015, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations. We also hold immaterial portions of our cash reserves in Mexican and Argentine pesos.

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

Commodity Price Risk

Changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $22.9 million for the three months ended March 31, 2015 (exclusive of our investment in MSC), a 10% change in the price of gold and silver would have had an impact of approximately $2.3 million on our revenues in that period.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2015, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on IVA receivables is uncertain as IVA refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the IVA receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our IVA receivables, which amount to $10.4 million as at March 31, 2015.

In Nevada, we are required to provide security to cover our projected reclamation costs. As at March 31, 2015, we have surety bonds of $4.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 1.5% of their value, with an upfront deposit of 10%. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)                                 We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1A.  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Form 10-K for the year ended December 31, 2014 and the other reports we file with the SEC. The following risk factors update and supplement the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2014. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Our operations in Argentina and Mexico are subject to changes in political conditions, regulations and crime.

Although all of our operations are subject to changes in political conditions, regulations and crime, the Company has substantial investments in Argentina and Mexico and is therefore subject to risks normally associated with the conduct of business in foreign countries. Further, both Argentina and Mexico have undergone significant government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of parts and supplies, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Changes, if any, in mining or investment policies or shifts in political attitude in any of the jurisdictions in which the Company operates may adversely affect the Company’s operations or profitability. There also is the risk of political violence and increased social tension in both Mexico and Argentina as these countries have experienced periods of crime and civil and labor unrest. Certain political and economic events such as acts, or failures to act, by government authorities in Argentina and Mexico, and acts of political violence could have a material adverse effect on our ability to operate in the country.

With respect to our San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina. For instance, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014 after failing to reach an agreement with certain of its bondholders. In 2008, the Argentine government also reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company. In 2013, Argentina’s federal Income Tax Statute was amended to include a 10% income tax withholding on dividend distributions by Argentine corporations and the capital gains exception for non-resident taxpayers was repealed. Although these particular changes have not affected the San José mine, there can be no assurance that the Argentine government will not unilaterally take other action which could have a material adverse effect on our projects in the country or that Argentina will continue to honor any fiscal agreements or tax stability rights provided to MSC.

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

With respect to our El Gallo 1 mine in Mexico, in recent years, there has been a marked increase in the level of violence and crime including that relating to drug cartels in Sinaloa state where we operate and in other regions of Mexico, including theft of physical assets such as gold concentrate. Such activity may disrupt our ability to carry out exploration and mining activities, affect the safety and security of our employees and contractors, and have a material adverse effect on our results of operations or financial condition. We were the victim of such a crime in April 2015, when we were robbed of approximately 600 kilograms of gold-bearing concentrate containing an estimated 6,350 ounces of gold equivalent with a cost of approximately $2.8 million and estimated fair value of $7.7 million as of April 7, 2015. Although we believe a portion of this loss will be covered by insurance, we expect that it still will have a material adverse effect on our sales revenue and results of operation. There is no assurance that we will not be subject to additional acts of crime or violence in the future. In addition, our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions, including as a result of periodic elections, that could increase the costs related to our activities or maintaining our properties.

We do not insure against all risks to which we may be subject in our operations.

We currently maintain insurance to insure against general commercial liability claims and physical assets at our properties in Argentina, Mexico, and the United States, including losses associated with theft of our physical assets. Such insurance contains certain exclusions and limitations on coverage and we do not maintain insurance to cover all of the potential risks associated with our operations. Our other exploration projects have no existing infrastructure for which we insure. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We are currently the subject of an inquiry by the SEC Division of Enforcement with respect to the accounting treatment of Los Azules.

We are currently the subject of an inquiry by the SEC’s Division of Enforcement requesting certain information from us (the “Inquiry”). The Inquiry commenced in late November 2013. The SEC has stated that the Inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor should it be considered a reflection on any person, entity or security. Based on our assessment of the questions asked and documents requested by the SEC, we believe the Inquiry concerns the accounting treatment of the Company’s Los Azules project for the period ending June 30, 2013 (“Q2 2013”) and specifically why the Los Azules project was not classified as “held for sale” pursuant to ASC 360, Property, Plant, and Equipment, and why we did not record an impairment relating to Los Azules during Q2 2013, at which time the Company’s precious metals assets in Argentina were impaired and during which time the Company was engaging in a sales process for the Los Azules project.

The Company conducts a review of potential impairment triggers for all its mineral projects on a quarterly basis. In Q1 2014, no indicators of impairment were identified for Los Azules. In Q2 2014, indicators of impairment for Los Azules were identified due to the sale of Lumina Copper Corp.’s Taca Taca copper project to First Quantum Minerals Ltd. The Company consequently recorded an impairment charge of $120.4 million relating to Los Azules during Q2 2014. In Q3 2014, no indicators of impairment were identified for Los Azules. For Q4 2014, annual impairment testing was performed on all assets. The Company noted a further decline in the observed market value of comparable transactions, which the Company considered to be an indicator of impairment. As a result, the Company recorded an additional impairment of $107.9 million in Q4 2014. In Q1 2015, no indicators of impairment were identified for Los Azules.

The Company believes that the “asset held for sale” criteria under ASC 360 were never satisfied for Los Azules in any of the periods presented above. In addition, our financial statements for the year ended December 31, 2014 and 2013 were audited by our independent registered public accounting firm, KPMG LLP, which issued an unqualified opinion on our 2014 and 2013 annual consolidated financial statements.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we issued 430,295 shares of our common stock (the “Shares”) under our Mining Production Work Agreement, the First Amendment thereto dated September 23, 2013, and the Second Amendment thereto dated February 10, 2014 (together the “Agreement”) between, among others, the Company and one of its mining contractors.  Under the Agreement, the Company agreed to issue up to 2,500,000 Shares to the contractor as partial payment for the mining services performed by the contractor.  The number of Shares was determined monthly, based on the amount payable by the Company for mining services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month, but in no event the Shares issued under the Agreement were to exceed 2,500,000 shares of our common stock.  The Shares were issued to the contractor in reliance on an exemption from registration provided under Regulation S adopted pursuant to the Securities Act of 1933.  The maximum number of shares to be issued pursuant to the Agreement was less than 1% of the 299,099,879 outstanding shares of the Company’s common stock (which number includes 29,879,495 exchangeable shares) as of November 5, 2014.  The Agreement was terminated on February 1, 2015, and a cumulative total of 823,482 shares of common stock were issued under the aforementioned terms.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

23.1	Consent of P&E Mining Consultants Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Three Months Ended March 31, 2015 and 2014, (iv) the Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 8, 2015	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Date: May 8, 2015	By Perry Y. Ing,
Vice President and Chief Financial Officer