Form 10-K/A
period 2014-12-31
McEwen Mining Inc.
filed 2015-06-17
CIK 314203

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

:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2014 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $639,507,249 based on the closing price of $2.88 per share as reported on the NYSE.  There were 272,114,148 shares of common stock outstanding (and 27,985,731 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

EXPLANATORY NOTE

McEwen Mining Inc. (“we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2015 (the “Original Filing”) to (i) amend Item 15 of Part IV of the Original Filing,  pursuant to Rule 3-09 of Regulation S-X to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest, and (ii) to correct the reference on the cover page to the Proxy Statement that was incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2014 and 2013 and the Company has included in this Form 10-K/A the required Statements of Financial Position as of December 31, 2014 and 2013, and the related Statements of Loss and Other Comprehensive Loss, Changes in Equity, and Cash Flows for the years ended December 31, 2014 and 2013, and the accompanying Notes to the Financial Statements of MSC. These statements and accompanying notes were required to be audited only for those fiscal years in which either the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20 % for 10%, is met. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 9, 2015.

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

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: June 17, 2015		Perry Y. Ing, Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1*

Arrangement Agreement, dated September 22, 2011, by and among the Company, Canadian Exchange Co. and Minera Andes (incorporated by reference from the Report on Form 8-K filed with the SEC on September, 23, 2011, Exhibit 2.1, File No. 001-33190)

3.1.1*

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001-33190)

3.1.2*

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001-33190)

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190)

9.1*

Voting and Exchange Trust Agreement, dated January 24, 2012, by and among the Company, Canadian Exchange Co., Callco and Computershare Trust Company of Canada, as trustee (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 10.2, File No. 001-33190)

10.1*

Support Agreement, dated January 24, 2012, by and among the Company, Canadian Exchange Co. and Callco (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 10.1, File No. 001-33190)

10.2+*

Amended and Restated US Gold Corporation Equity Incentive Plan dated as of October 4, 2011 (incorporated by reference from Annex H to the Definitive Proxy Statement on Schedule 14A filed with the SEC on December 13, 2011, File No. 001-33190)

10.3*

Agreement to Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000-09137)

10.4+*	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.5*

Purchase and Sale Agreement between the Company and Tonkin Springs LLC, as purchasers, and Gold Standard Royalty (Nevada) Inc., and Julian E. Simpson, as Sellers, dated July 19, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on July 25, 2011, Exhibit 10.1, File No. 001-33190)

10.6+*

Employment Agreement between the Company and William Faust dated July 27, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on August 2, 2011, Exhibit 10.1, File No. 001-33190)

10.7*

Settlement Agreement dated for reference purposes February 4, 2013 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8-K filed with the SEC on February 7, 2013, Exhibit 10.1, File No. 001-33190)

10.8*

Refining Agreement dated December 16, 2013, by and among the Company and Johnson Matthey Gold & Silver Refining Inc. (incorporated by reference from the Report on Form 10-K filed with the SEC on March 10, 2014, Exhibit 10.8, File No. 001-33190).

10.9*

Mining Production Work Agreement dated September 23, 2013, by and among the Company, and Exploraciones Mineras Del Desierto SA de CV (incorporated by reference from the Report on Form 10-K filed with the SEC on March 10, 2014, Exhibit 10.9, File No. 001-33190).

14*	Code of Ethics.

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Ernst & Young LLP, Independent Auditors regarding opinion in Exhibit 99.1

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing

99.1**	Financial Statements of Minera Santa Cruz S.A. for the years ended December 31, 2014 and 2013.

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Audited Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to the Audited Consolidated Financial Statements.

*	Previously filed with the Original Form 10-K filed on March 9, 2015.

**	Filed with this amendment.

+	Indicates management compensatory plan, contract, or arrangement.