Form 10-Q
period 2015-06-30
McEwen Mining Inc.
filed 2015-08-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 274,015,609 shares outstanding as of August 5, 2015 (and 26,514,565 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUE:
Gold and silver sales	$16,160	$11,637	$39,042	$22,767

	16,160	11,637	39,042	22,767
COSTS AND EXPENSES:
Production costs applicable to sales	7,288	10,900	17,742	19,427
Mine construction costs	—	217	—	1,156
Mine development costs	163	155	337	1,723
Exploration costs	3,080	2,637	5,422	5,317
Property holding costs	496	734	1,988	2,188
General and administrative	3,277	3,213	6,485	6,440
Depreciation	208	229	480	454
Accretion of asset retirement obligation (note 4)	131	108	232	209
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	2,652	2,438	2,323	(4,591)
Impairment of mineral property interests and property and equipment (note 4)	28,542	120,398	28,542	120,398
Gain on sale of assets	(4)	(18)	(4)	(18)

Total costs and expenses	45,833	141,011	63,547	152,703

Operating loss	(29,673)	(129,374)	(24,505)	(129,936)

OTHER INCOME (EXPENSE):
Net interest and other income	3,228	34	3,130	109
Foreign currency gain (loss)	8	284	(204)	(299)

Total other income (expense)	3,236	318	2,926	(190)

Loss before income taxes	(26,437)	(129,056)	(21,579)	(130,126)
Income tax recovery (note 9)	12,321	25,034	13,484	43,991
Net loss	(14,116)	(104,022)	(8,095)	(86,135)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on available-for-sale securities, net of taxes	$(482)	$2	(647)	3

Comprehensive loss	$(14,598)	$(104,020)	$(8,742)	$(86,132)
Net loss per share (note 10):
Basic	$(0.05)	$(0.35)	$(0.03)	$(0.29)
Weighted average common shares outstanding (thousands) (note 10):
Basic	300,530	297,164	300,364	297,162

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,371	$12,380
Investments (note 2)	1,334	1,082
IVA taxes receivable	10,455	11,739
Inventories (note 3)	13,771	12,404
Other current assets	7,532	2,096
Total current assets	55,463	39,701

Mineral property interests (note 4)	258,625	287,812
Investment in Minera Santa Cruz S.A. (note 5)	174,147	177,018
Property and equipment, net	17,849	17,896
Other assets (note 14)	531	531
TOTAL ASSETS	$506,615	$522,958

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,219	$21,654
Short-term bank indebtedness (note 6)	5,764	—
Current portion of asset retirement obligation (note 4)	2,485	2,427
Total current liabilities	28,468	24,081

Asset retirement obligation, less current portion (note 4)	5,572	5,044
Deferred income tax liability (note 9)	38,201	51,899
Deferred lease inducement	304	319
Other liabilities	400	400
Total liabilities	$72,945	$81,743

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 273,381 as of June 30, 2015 and 271,579 shares as of December 31, 2014 issued and outstanding
Exchangeable: 27,149 shares as of June 30, 2015 and 28,521 shares as of December 31, 2014 issued and outstanding (note 7)	1,361,865	1,360,668
Accumulated deficit	(927,672)	(919,577)
Accumulated other comprehensive (loss) income	(523)	124
Total shareholders’ equity	433,670	441,215

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$506,615	$522,958

Subsequent event (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total

Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation	—	609	—	—	609
Exercise of stock options	61	129	—	—	129
Unrealized gain on available-for-sale securities, net of taxes	—	—	3	—	3
Net loss	—	—	—	(86,135)	(86,135)
Balance, June 30, 2014	297,220	$1,355,434	$(292)	$(693,769)	$661,373

Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Shares issued for settlement of accounts payable	430	443	—	—	443
Stock-based compensation	—	754	—	—	754
Unrealized loss on available-for-sale securities, net of taxes	—	—	(647)	—	(647)
Net loss	—	—	—	(8,095)	(8,095)
Balance, June 30, 2015	300,530	$1,361,865	$(523)	$(927,672)	$433,670

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Cash paid to suppliers and employees	$(32,379)	$(37,085)
Cash received from gold and silver sales	37,711	22,767
Dividends received from Minera Santa Cruz S.A. (note 5)	548	7,113
Interest received	87	109
Cash provided by (used in) operating activities	5,967	(7,096)
Cash flows from investing activities:
Investment in available-for-sale securities (note 2)	(1,114)	—
Additions to property and equipment	(433)	(2,297)
Decrease to restrictive time deposits for reclamation bonding	—	367
Proceeds from disposal of property and equipment	—	31
Cash used in investing activities	(1,547)	(1,899)
Cash flows from financing activities:
Short-term bank indebtedness (note 6)	5,764	—
Exercise of stock options	—	129
Cash provided by financing activities	5,764	129
Effect of exchange rate change on cash and cash equivalents	(193)	(306)
Increase (decrease) in cash and cash equivalents	9,991	(9,172)
Cash and cash equivalents, beginning of period	12,380	24,321
Cash and cash equivalents, end of period	$22,371	$15,149

Reconciliation of net loss to cash used in operating activities:
Net loss	$(8,095)	$(86,135)
Adjustments to reconcile net income (loss) to operating activities:
Loss (income) on investment in Minera Santa Cruz S.A., net of amortization	2,323	(4,591)
Impairment of mineral property interests and property and equipment (note 4)	28,542	120,398
Gain on sale of assets	(4)	(18)
Recovery of income taxes	(13,484)	(43,991)
Stock-based compensation	754	609
Depreciation	480	454
Accretion of asset retirement obligation	591	209
Amortization of mineral property interests and asset retirement obligations	644	626
Foreign exchange loss	193	306
Change in non-cash working capital items:
Decrease (increase) in IVA taxes receivable, including collections of $4,062 (2014 - $nil)	1,284	(2,892)
Increase in other assets related to operations	(6,802)	(1,624)
(Decrease) increase in liabilities related to operations	(1,007)	2,440
Dividends received from Minera Santa Cruz S.A.	548	7,113
Cash provided by (used in) operating activities	$5,967	$(7,096)

The accompanying notes are an integral part of these consolidated financial statements.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, the Consolidated Balance Sheets as at June 30, 2015 (unaudited) and December 31, 2014, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Presentation of Financial Statements and Property, Plant and Equipment — Reporting Discontinued Operations and Disclosures of Components of an Entity:  In April 2014, Accounting Standards Codification (“ASC”) 205 and ASC 360 guidance were amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective for the Company’s fiscal year beginning January 1, 2015. The new guidance did not have an impact on the Company’s consolidated financial statements.

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, ASC 205-40 guidance was amended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update shall be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that year. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

NOTE 2   INVESTMENTS

During the quarter ended June 30, 2015, the Company invested $1.1 million of cash in marketable equity securities.  As of June 30, 2015, total cost of all marketable equity securities was $1.9 million (December 31, 2014 - $0.7 million). These securities are classified as available-for-sale securities and are recorded at fair value. As at June 30, 2015, the fair value of these securities was $1.3 million, and as a result the Company recorded a loss, net of tax, of $0.5 million in other comprehensive income.  The loss is recorded to an unrealized income and loss account (accumulated other comprehensive income (loss)) that is reported as a separate line item in the shareholders’ equity section of the balance sheet. The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold or if there is an other than temporary decline in fair value below cost, for the three months ended June 30, 2015.

NOTE 3   INVENTORIES

Inventories at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Ore on leach pads	$6,846	$6,221
In-process inventory	3,051	2,302
Stockpiles	841	—
Precious metals	1,762	2,403
Materials and supplies	1,271	1,478
Inventories	$13,771	$12,404

NOTE 4  MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

The Company conducts a review of potential triggering events for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy.  During the quarter ended June 30, 2015, the Company performed a strategic review of its mineral property interests in Nevada. A decision was made to allow certain non-essential claims and portions of claims, included within the Gold Bar Complex and Tonkin Complex, to lapse on the September 1, 2015 renewal date and therefore reduce property holding costs that otherwise would have been incurred in the third quarter of 2015. This resulted in a pre-tax impairment charge of $19.7 million for the Gold Bar project and $8.9 million for the Tonkin Project, and an income tax recovery of $10.0 million recognized in the Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2015.

During the second quarter of 2014, the Company recorded an impairment charge of $120.4 million relating to its Los Azules copper exploration project (“Los Azules Project”). The triggering event identified was a recently announced acquisition of a copper project located in Argentina, which shared similarities with the Los Azules Project due to its scale, location, and stage of development. Based on the announcement day value of the similar project, the estimated market value per pound of copper equivalent mineralized material from this transaction was below the carrying value per pound of copper equivalent mineralized material of the Los Azules Project, indicating a potential significant decrease in the market price of the Company’s Los Azules Project, and therefore a requirement to test the Los Azules Project for recoverability. To assist in performing a recoverability test, the Company engaged a third-party valuation firm which determined that the carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million, being recorded in the Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2014.

Based on the above, impairment changes were recorded on the following mineral property interests for the three and six months ended June 30, 2015 and 2014:

		Three months ended June 30,		Six months ended June 30,
Name of Property/Complex	Segment	2015	2014	2015	2014
		(in thousands)
Gold Bar Project	Nevada	$19,686	$—	$19,686	$—
Tonkin Project	Nevada	8,856	—	8,856	—
Los Azules Copper Project	Argentina	—	120,398	—	120,398
Total impairments		$28,542	$120,398	$28,542	$120,398

NOTE 4  MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS (continued)

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the historic Tonkin property in Nevada and the El Gallo 1 Mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2015 and for the year ended December 31, 2014 are as follows:

	Six months ended	Year ended
	June 30, 2015	December 31, 2014
	(in thousands)
Asset retirement obligation liability, beginning balance	$7,471	$7,247
Settlements	—	(52)
Accretion of liability	232	407
Adjustment reflecting updated estimates	354	(131)
Asset retirement obligation liability, ending balance	$8,057	$7,471

As at June 30, 2015, the current portion of the asset retirement obligation was $2.5 million (December 31, 2014 - $2.4 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are to be charged to expense based on the units of production method and upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at El Gallo 1 as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three and six months ended June 30, 2015, the Company recorded $0.3 million and $0.6 million, respectively (June 30, 2014 $0.3 million and $0.6 million respectively), of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2015, of which $0.1 million and $0.1 million, respectively, related to the amortization of capitalized asset retirement costs (June 30, 2014 $0.1 and $0.1 respectively).

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE

The Company’s 49% attributable share of operations from its investment in MSC was a loss of $2.7 million and $2.3 million for the three and six months ended June 30, 2015, respectively. This compares to a loss of $2.4 million and income of $4.6 million for the three and six months ended June 30, 2014, respectively. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been a reduction in the loss from its investment in MSC for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015, the Company received $0.5 million in dividends from MSC, compared to $3.2 million and $7.1 million during the same period in 2014. The Company received an additional dividend payment of 8.1 million Argentine pesos in July 2014, equivalent to approximately $1.0 million based on foreign exchange rates at the date of the dividend receipt.

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) — SAN JOSÉ MINE (continued)

Changes in the Company’s investment in MSC for the six months ended June 30, 2015 and year ended December 31, 2014 are as follows:

	Six months ended	Year ended
	June 30, 2015	December 31, 2014
	(in thousands)
Investment in MSC, beginning balance	$177,018	$212,947
Attributable net (loss) income from MSC	(887)	(2,597)
Amortization of fair value increments	(6,088)	(13,190)
Income tax recovery	4,652	10,503
Dividends received	(548)	(9,483)
Impairment of investment in MSC	—	(21,162)
Investment in MSC, ending balance	$174,147	$177,018

A summary of the operating results from MSC for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Minera Santa Cruz S.A. (100%)
Net sales	$49,858	$53,234	$95,749	$110,123
Production costs applicable to sales	(41,310)	(41,847)	(78,173)	(81,484)
Net (loss) income	(3,042)	(390)	(1,810)	5,792

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(1,491)	$(191)	$(887)	$2,838
Amortization of fair value increments	(3,401)	(3,429)	(6,088)	(6,130)
Income tax recovery	2,240	1,182	4,652	7,883
(Loss) income on investment in MSC, net of amortization	$(2,652)	$(2,438)	$(2,323)	$4,591

As at June 30, 2015, MSC had current assets of $97.9 million, total assets of $509.5 million, current liabilities of $46.0 million and total liabilities of $154.0 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges recorded in the second quarter of 2013 and fourth quarter of 2014. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $96.5 million, total assets of $292.7 million, current liabilities of $48.4 million, and total liabilities of $85.7 million as at June 30, 2015.

NOTE 6   SHORT-TERM BANK INDEBTEDNESS

On May 29, 2015, Compañía Minera Pangea, a wholly-owned subsidiary of the Company (“CMP”), finalized a line of credit agreement with Banco Nacional de Comercio Exterior (“Banco Nacional”), for an amount up to 90,000,000 Mexican pesos (approximately $5.9 million as of May 29, 2015), which is secured by CMP’s IVA receivable balance. The line of credit was available for six (6) months starting April 17, 2015.  The applicable interest rate is equal to: (i) two and one-half percent (2.5%) per annum plus (ii) the 91 day TIIE (Interbank Equilibrium Interest Rate) rate, as published by the Bank of Mexico, payable quarterly.  As of June 30, 2015, the 91 day TIIE rate was 3.31%.  Upon signing the agreement, CMP paid a 1% commission on the total value of the simple credit agreement to Banco Nacional.  During the period ended June 30, 2015 CMP drew down the entire 90,000,000 Mexican pesos, equivalent to $5.8 million as of June 30, 2015 from the line of credit, and realized a foreign exchange gain of approximately $0.1 million during the period.  The Company has guaranteed CMP’s obligations under the line of credit.

NOTE 7   SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2015, 1.4 million exchangeable shares were converted into common stock (2014 – 1.2 million).  At June 30, 2015, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 27.1 million (December 31, 2014 – 28.5 million).

During the six months ended June 30, 2015, there were no shares of common stock issued upon exercise of stock options under the Equity Incentive Plan.  This compares to approximately 60,300 shares of common stock issued upon exercise of stock options during the same period of 2014, at a weighted average exercise price of $2.14 per share for proceeds of $0.1 million.

During the six months ended June 30, 2015, the Company issued 430,295 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered above a defined tonnage threshold. The fair value of the common stock at the time of issuance was $0.4 million. The agreement with this mining contractor expired and was renegotiated during the period. Under the revised agreement, the Company can no longer make share payments and instead is required to pay in cash.

On June 18, 2015, the Board of Directors declared an annual return of capital of $0.01 per share of common stock, payable semi-annually.  The first semi-annual return of capital payment of $0.005 is payable on August 17, 2015 to shareholders of record as of the close of business on July 31, 2015.  Return of capital will be paid to shareholders of the Company’s shares of common stock and to holders of exchangeable shares.  The second installment will occur in February 2016.

NOTE 8   STOCK-BASED COMPENSATION

During the six months ended June 30, 2015, the Company granted stock options to certain employees for an aggregate of 0.1 million shares of common stock at a weighted average exercise price of $1.07 per share.  The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue. During the comparable period in 2014, no stock options were granted to employees or directors. The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.12%	—	1.10%	—
Dividend yield	0%	—	0%	—
Volatility factor of the expected market price of common stock	72.90%	—	74.08%	—
Weighted-average expected life of option	3.5	—	3.5	—
Weighted-average grant date fair value	$0.58	—	$0.56	—

During the three and six months ended June 30, 2015, the Company recorded stock option expense of $0.2 million and $0.8 million respectively. This compares to $0.2 million and $0.6 million for the three and six months ended June 30, 2014.

NOTE 9   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to losses before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition and changes due to impairment of mineral property interests. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three and six months ended June 30, 2015, the Company recorded an income tax recovery of $0.8 million and $2.0 million, respectively, as a result of the Argentine peso devaluation, compared to $2.5 million and $21.4 million for the three and six months ended June 30, 2014, respectively.  For the three and six months ended June 30, 2015, the Company recorded an income tax recovery of $10.0 million as a result of impairment of mineral property interests, described in Note 4, Mineral Property Interests and Asset Retirement Obligations.

NOTE 10   LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic weighted average number of common shares and the computations for basic loss per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share)
Net loss	$(14,116)	$(104,022)	$(8,095)	$(86,135)
Weighted average number of common shares	300,530	297,164	300,364	297,162
Loss per common share	$(0.05)	$(0.35)	$(0.03)	$(0.29)

For the three months ended June 30, 2015, options to purchase 4.4 million shares of common stock outstanding at June 30, 2015 at an average exercise price of $3.36 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock for the three months ended June 30, 2015.  Outstanding options to purchase 0.05 million (June 30, 2014 – 0.9 million) shares of common stock were not included in the computation of diluted weighed average shares in the three months ended June 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

For the six months ended June 30, 2015, options to purchase 4.4 million shares of common stock outstanding at June 30, 2015 at an average exercise price of $3.49 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock for the six months ended June 30, 2015.  Other outstanding options to purchase 0.08 million (June 30, 2014 – 1.1 million) shares of common stock were not included in the computation of diluted weighed average shares in the three months ended June 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

NOTE 11   RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2015, the Company incurred and paid $nil and $16,137, respectively, to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft, compared to $18,038 and $38,518 for the three and six months ended June 30, 2014, respectively.

NOTE 12   SEGMENTED INFORMATION

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

The financial information relating to the Company’s operating segments as of, and for the three and six months ended June 30, 2015 and 2014 is as follows:

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended June 30, 2015
Gold and silver sales	$—	$16,160	$—	$—	$16,160
Production costs applicable to sales	—	(7,288)	—	—	(7,288)
Mine construction costs	—	—	—	—	—
Mine development costs	—	(163)	—	—	(163)
Exploration costs	(659)	(1,275)	(1,065)	(81)	(3,080)
Impairment of mineral property interests and property and equipment	—	—	(28,542)	—	(28,542)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(2,652)	—	—	—	(2,652)
Operating (loss) income	(3,634)	5,863	(29,846)	(2,056)	(29,673)

For the six months ended June 30, 2015
Gold and silver sales	$—	$39,042	$—	$—	$39,042
Production costs applicable to sales	—	(17,742)	—	—	(17,742)
Mine construction costs	—	—	—	—	—
Mine development costs	—	(337)	—	—	(337)
Exploration costs	(922)	(2,874)	(1,454)	(172)	(5,422)
Impairment of mineral property interests and property and equipment	—	—	(28,542)	—	(28,542)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	(2,323)	—	—	—	(2,323)
Operating (loss) income	(3,853)	14,210	(30,527)	(4,335)	(24,505)

As at June 30, 2015
Investment in Minera Santa Cruz S.A.	174,147	—	—	—	174,147
Mineral property interests	202,889	10,051	45,685	—	258,625
Total assets	379,987	67,946	46,435	12,247	506,615

				Corporate
	Argentina	Mexico	U.S.	& Other	Total
	(in thousands)
For the three months ended June 30, 2014
Gold and silver sales	$—	$11,637	$—	$—	$11,637
Production costs applicable to sales	—	(10,900)	—	—	(10,900)
Mine construction costs	—	(217)	—	—	(217)
Mine development costs	—	(155)	—	—	(155)
Exploration costs	(249)	(1,488)	(831)	(69)	(2,637)
Impairment of mineral property interests and property and equipment	(120,398)	—	—	—	(120,398)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(2,438)	—	—	—	(2,438)
Operating loss	(123,817)	(2,150)	(1,025)	(2,382)	(129,374)

For the six months ended June 30, 2014
Gold and silver sales	$—	$22,767	$—	$—	$22,767
Production costs applicable to sales	—	(19,427)	—	—	(19,427)
Mine construction costs	—	(1,156)	—	—	(1,156)
Mine development costs	—	(1,723)	—	—	(1,723)
Exploration costs	(750)	(2,876)	(1,517)	(174)	(5,317)
Impairment of mineral property interests and property and equipment	(120,398)	—	—	—	(120,398)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	4,591	—	—	—	4,591
Operating loss	(117,559)	(5,198)	(2,454)	(4,725)	(129,936)

As at June 30, 2014
Investment in Minera Santa Cruz S.A.	210,425	—	—	—	210,425
Mineral property interests	337,805	11,341	172,738	—	521,884
Total assets	551,324	59,649	176,415	8,882	796,270

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investments	$1,334	$1,334	$—	$—
	$1,334	$1,334	$—	$—

	Fair Value as at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investments	$1,082	$1,082	$—	$—
	$1,082	$1,082	$—	$—
Liabilities:
Accounts payable and accrued liabilities	355	355	—	—
	$355	$355	$—	$—

The Company’s investments are marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

As at December 31, 2014, accounts payable included an accrual of $0.4 million for the fair value of accounts payable that were required to be settled with approximately 319,640 shares of the Company’s common stock.  The Company settled this payable during the six month period ended in June 30, 2015 as discussed in Note 7, Shareholders’ Equity.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 14   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States, as discussed in Note 4, Mineral Properties and Asset Retirement Obligations. These surety bonds are available for draw down in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2015, there were $4.8 million of outstanding surety bonds (December 31, 2014 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10% ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

NOTE 15   SUBSEQUENT EVENT

On July 16, 2015, the Company received reimbursement for approximately 80% of the fair value of the loss due to the robbery of gold concentrate that occurred on April 7, 2015 at the El Gallo 1 Mine.  The amount of insurance proceeds receivable has been accrued at June 30, 2015 under Other Current Assets and recorded in the Consolidated Statements of Operations and Comprehensive Loss as a credit to cost of sales for the cost incurred in producing the ounces stolen, and the excess of the insurance proceeds over the cost of production has been recorded in Net Interest and Other Income.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of August 6, 2015 for the foreseeable future. It also analyzes our financial condition at June 30, 2015 and compares it to our financial condition at December 31, 2014. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2015 and compares those results to the three and six months ended June 30, 2014.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2014.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, adjusted net income (loss), total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 32.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS — INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

McEwen Mining Inc. is required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. These standards are materially different from the standards generally required in reports filed with SEC.

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

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves under Industry Guide 7. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, unless otherwise indicated)
Gold and silver sales	$16,160	$11,637	$39,042	$22,767
(Loss) income on investment in Minera Santa Cruz S.A., net of amortization	$(2,652)	$(2,438)	$(2,323)	$4,591
Earnings from mining operations (1) (3)	$13,382	$6,639	$30,556	$18,017
Net loss	$(14,116)	$(104,022)	$(8,095)	$(86,135)
Net loss per common share - basic and diluted	$(0.05)	$(0.35)	$(0.03)	$(0.29)
Adjusted net income (loss) (3)	$1,812	$(8,613)	$3,695	$(14,931)
Adjusted net income (loss) per common share - basic and diluted (3)	$0.01	$(0.03)	$0.01	$(0.05)
Consolidated gold ounces (1):
Produced (4)	28	19	53	39
Sold	25	19	53	39
Consolidated silver ounces (1):
Produced	801	740	1,456	1,465
Sold	830	747	1,552	1,480
Consolidated gold equivalent ounces (1) (2):
Produced	39	31	73	63
Sold	36	32	74	63
Consolidated average realized price ($/ounce) (1) (3):
Gold	$1,172	$1,278	$1,194	$1,299
Silver	$15.34	$19.30	$16.12	$19.72
Consolidated costs per gold equivalent ounce sold ($/ounce) (1) (2):
Total cash costs (3)	$713	$840	$693	$815
All-in sustaining costs (3)	$1,048	$1,283	$997	$1,191
All-in costs (3)	$1,151	$1,444	$1,096	$1,378
Silver : gold ratio (2)	75 : 1	60 : 1	75 : 1	60 : 1

(1)         Includes portion attributable to us from our 49% interest in the San José mine.

(2)         Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2014 was 60:1. For 2015, the silver to gold ratio has been set to 75:1.

(3)         Earnings from mining operations, adjusted net loss, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” on page 32 for additional information, including definitions of these terms.

(4)         Gold ounces produced exclude the theft of approximately 6 thousand gold equivalent ounces reported in April 2015, at El Gallo 1 Mine.

Operating and Financial Highlights

•                  Gold equivalent production in the second quarter of 2015 totaled 39,164 ounces, which includes 21,839 gold equivalent ounces attributable to us from our 49% interest in the San José mine in Argentina, and 17,325 gold equivalent ounces from the El Gallo 1 Mine in Mexico. Production increased year-over-year by 26% due to higher grades and better recoveries mostly at the El Gallo 1 Mine, and excludes the theft of approximately 6,300 gold equivalent ounces reported in April 2015.

•                  Total cash costs, all-in sustaining costs and all-in costs per gold equivalent ounce sold for the second quarter of 2015 for our operations on a consolidated basis totaled $713, $1,048 and $1,151 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José mine for the second quarter of 2015 totaled $933 and

$1,215 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine totaled $351 and $546 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the actual cost to produce those ounces.  The year-over-year decrease in total cash costs per gold equivalent ounce reflects higher grades of ore processed, particularly at El Gallo 1 Mine.  All-in sustaining and all-in costs per gold equivalent ounce also reflect the impact of a greater number of ounces sold at the El Gallo 1 Mine, net of a slight decrease in ounces sold at the San José mine over which costs are spread.

•                  Gold equivalent ounces sold in the second quarter of 2015 totaled 36,016 ounces, which includes 22,439 gold equivalent ounces attributable to us from our 49% interest in the San José mine, and 13,577 gold equivalent ounces from El Gallo 1 Mine.

•                  The average realized price for our operations on a consolidated basis in the second quarter of 2015 was $1,172 and $15.34 per ounce of gold and silver sold, respectively. These compare to $1,278 and $19.30 per ounce of gold and silver sold in the second quarter of 2014.  The decrease year-over-year reflects the downward trend of gold and silver prices that continued through the second quarter of 2015. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates.

•                  We maintain our original full year production guidance of 96,500 gold ounces and 3.1 million silver ounces for 2015.  The El Gallo 1 Mine continues to have strong performance with production 15% above guidance during the second quarter of 2015.  High performance has been the result of higher gold grade and improved processing efficiencies.  Target guidance of 50,000 gold ounces at El Gallo 1 Mine is expected to be met as a result of mining higher-grade ore. Production guidance for 2015 at San José Mine also remains unchanged at 46,500 gold ounces and 3.1 million silver ounces.  Therefore, consolidated production guidance remains at an estimated range of 135,000 to 140,000 gold equivalent ounces.

•                  We reported a consolidated net loss of $14.1 million, or $0.05 per share for the second quarter of 2015, compared to a net loss of $104.0 million, or $0.35 per share for the comparable period in 2014. The net loss for the second quarter of 2015 was the result of a $28.5 million pre-tax impairment recognized on our Nevada properties, which was reduced by a decrease in operating costs due to higher grades and improved efficiencies in the tonnes produced at the El Gallo 1 Mine, partially offset by decreases in gold and silver realized prices of 8% and 21% respectively, compared to the second quarter of 2014.  The net loss for the 2014 period was due in large part to a pre-tax impairment charge of $120.4 million related to the Los Azules Project.

•                  Our adjusted net income for the quarter ended June 30, 2015, which removes the impact of the impairment of mineral property interests recognized in the quarter, foreign currency fluctuations and income tax recoveries, both resulting from the devaluation of the Argentine peso relative to the U.S. dollar, was $1.8 million, or $0.01 per share. This compares to an adjusted net loss of $8.6 million or $(0.03) per share, for the comparable period in 2014.

•                  Consolidated earnings from mining operations for the quarter ended June 30, 2015 were $13.4 million, compared to $6.6 million for the comparable period in 2014.

•                  We ended the second quarter of 2015 with $28.9 million in cash, investments and precious metals and $5.8 million of outstanding debt.

•                  We declared an annual return of capital of $0.01 per share of common stock, payable semi-annually.  The first semi-annual return of capital payment of $0.005 will be made on August 17, 2015.

Development and Exploration Activities

El Gallo, Sinaloa, Mexico

El Gallo 1

We completed the construction of the expansion of El Gallo 1 in April 2014 in order to increase capacity from a nominal 3,000 tonnes per day to 4,500 tonnes per day.  Commissioning commenced during the second quarter of 2014, with the expansion fully operational by the fourth quarter of 2014.  Increases in tonnes of ore mined and processed during the three and six months ended June 30, 2015 reflect this increased capacity.

Our budget for sustaining capital and capital expenditures for 2015 of $3.2 million includes an estimated $1.4 million to be spent in the expansion of our leach pads to accommodate the increased processing capacity at El Gallo 1, as well as an additional $1.3 million allocated to other projects to be completed by the end of 2015.  For the three and six months ended June 30, 2015, we spent $0.4 million on sustaining capital and capital expenditures at El Gallo 1.

El Gallo 2

No production decision has yet been made.

As a result of changes in commodity prices since the publication of the technical report titled “El Gallo Complex Phase II Project, NI 43-101 Technical Report, Feasibility Study, Mocorito Municipality, Sinaloa, Mexico” with an effective date of September 10, 2012 (the “2012 Report”), we are of the view that there is no current feasibility study in respect of the El Gallo 2 project. We believe that the figures set out in the 2012 Report are historical in nature and should not be relied on. We are currently evaluating such historical figures in contemplation of being able to produce an updated economic model for the El Gallo 2 project. The economic model presented in the 2012 Report is not current and should not be relied on.

For the three and six months ended June 30, 2015, we spent $0.2 million and $0.3 million, respectively, on mine development costs at El Gallo 2.  Expenditures for the remainder of 2015 are expected to total approximately $1.5 million, primarily consisting of the $1.0 million final payment for the construction of the ball mill and related storage costs.

Exploration

El Gallo, Sinaloa, Mexico

As of June 30, 2015, one core drill was operating at El Gallo, and a second core drill was on hold due to the permitting process. Our initial budget of $5.5 million was adjusted to $4.7 million for exploration activities, including approximately 22,000 ft. (6,660 m) of drilling, of which approximately 13,500 ft. (4,090 m.) was completed during the second half of 2015. The exploration program is focused on core drilling, blast hole drilling and surface mapping, which also includes rock and soil sampling.

During the three and six months period ended June 30, 2015, approximately $1.3 million and $2.9 million was spent in exploration expenditures, respectively.

Gold Bar Project, Nevada, U.S.

For 2015, we have budgeted $1.4 million for the Gold Bar project, primarily for the advancement of the EIS, as well as an infill drill program of approximately 13,300 ft. (4,000 m), now complete.  The 2015 Gold Bar drilling results will be incorporated into an updated Mineral Resource and Feasibility Study for the project which is expected to be released by the end of the third quarter of 2015.  For the three and six months ended June 30, 2015, expenditures on the Gold Bar project totaled $0.6 million and $0.7 million, respectively.

During the quarter ended June 30, 2015, we performed a strategic review of our mineral property interests in Nevada, including the Gold Bar Project. A decision was made to allow certain non-essential claims and portions of claims totalling

1,940 acre, to lapse on the September 1, 2015 renewal date, which would allow us to reduce property holding costs that otherwise would have been incurred in the third quarter of 2015. This resulted in a pre-tax impairment charge of $19.7 million for the Gold Bar project recognized in the Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2015.

Los Azules Copper Project, Argentina

The 2014-2015 exploration season started in December 2014 and was completed in March 2015. While no significant exploration work or drilling program was undertaken, we have continued to advance the project with baseline environmental studies.  For the three and six months ended June 30, 2015, expenditures on the Los Azules project totaled $0.2 million and $0.3 million respectively.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC.  The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and six month periods ended June 30, 2015 and 2014, presented on a 100% basis. Also included below are the production figures on a 49% attributable basis.

San José Mine Operating Results (100%)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, unless otherwise indicated)
San José Mine - 100%
Tonnes of ore mined	125	136	227	241
Average grade (gpt):
Gold	6.54	5.92	6.51	6.26
Silver	513	425	498	434
Tonnes of ore processed	124	142	233	277
Average grade (gpt):
Gold	6.47	5.48	6.34	5.60
Silver	466	378	448	385
Average recovery (%):
Gold	89.1	87.6	89.0	88.1
Silver	86.8	87.1	87.0	87.0
Gold ounces:
Produced	23	22	42	44
Sold	23	21	43	43
Silver ounces:
Produced	1,617	1,504	2,932	2,975
Sold	1,676	1,511	3,115	3,004
Gold equivalent ounces (1) :
Produced	45	47	81	93
Sold	46	46	84	93
Net sales	$49,858	$53,234	$95,749	$110,123
Gross average realized price ($/ounce) (2) :
Gold	$1,152	$1,268	$1,177	$1,303
Silver	$15.33	$19.30	$16.11	$19.72
Total cash costs (2)	$42,726	$38,561	$76,894	$77,036
Total cash costs per ounce sold ($/ounce) (2):
Gold	$951	$889	$914	$881
Silver	$12.19	$13.19	$12.14	$12.96
Gold equivalent (1)	$933	$836	$912	$826
All-in sustaining costs (2)	$55,625	$53,740	$99,010	$100,538
All-in sustaining costs per ounce sold ($/ounce) (2):
Gold	$1,238	$1,239	$1,177	$1,149
Silver	$15.87	$18.38	$15.63	$16.92
Gold equivalent (1)	$1,215	$1,165	$1,175	$1,077
Silver : gold ratio (1)	75 : 1	60 : 1	75 : 1	60 : 1

McEwen Mining - 49% attributable share
Ounces produced:
Gold	11	11	21	22
Silver	792	737	1,437	1,458
Gold equivalent (1)	22	23	40	46

(1)         Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio being used for 2015 is 75:1, while the ratio for 2014 was 60:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 32 for additional information, including definitions of these terms.

Production

Gold production for the three months ended June 30, 2015 increased by 5% to 23,010 ounces and silver production by 8% to 1,617,029 ounces, from 21,938 ounces of gold and 1,504,084 ounces of silver in the same period in 2014. Production during the second quarter of 2015 was higher than in 2014 due to an increase in gold and silver grades, of 19% and 23%, respectively, which was partly offset by a 13% decrease in the number of tonnes processed.

For the six months ended June 30, 2015, gold production decreased by 4% to 42,301 ounces from 43,912 ounces while silver production decreased by 1% to 2,931,836 from 2,975,165 ounces in the same period in 2014, as a result of a 16% decrease in tonnes processed.  The impact of the lower amount of tonnes processed during the first half of 2015 was offset by higher gold and silver grades obtained during the period, which increased by 13% and 17% respectively, compared to the same period in 2014.

Sales

At MSC for the first half of 2015, we, as well as the remainder of the industry, experienced the adverse effect of the continued erosion of precious metals prices compared to the 2014 period.  For the three months ended June 30, 2015, net sales realized by MSC from the sale of gold and silver decreased by 6% to $49.9 million compared to $53.2 million for the same period in 2014. The decrease was a result of lower average realized prices in the 2015 periods, partly offset by a greater number of ounces of gold and silver sold.  Sales volumes were 23,446 ounces of gold and 1,676,015 ounces of silver in the second quarter of 2015, compared to 20,954 ounces of gold and 1,511,314 ounces of silver in the comparable period in 2014.

The average gross sale price for gold sold, after mark-to-market provisional price adjustments, in the second quarter of 2015 was $1,152 per ounce, a decrease of 9% compared to $1,268 per ounce received in the same period in 2014. In comparison, the average London P.M. fix price for gold during the second quarter of 2015 was $1,206 per ounce, compared to $1,193 per ounce for the same period in 2014.

The average gross sale price for silver sold, after mark-to-market provisional price adjustments, in the second quarter of 2015 was $15.33 per ounce, a decrease of 21% compared to an average $19.30 per ounce received in the same period in 2014.  In comparison, the average London P.M. fix price for silver during the second quarter of 2015 was $16.41 per ounce, compared to $19.62 per ounce for the same period in 2014.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are ‘provisionally priced’ where the selling price is subject to final adjustment at the end of a period, normally ranging from 15 to 90 days after the start of the delivery process to the customer, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, in turn based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

For the six months ended June 30, 2015, net sales realized by MSC from the sale of gold and silver were lower than in the comparable period in 2014, totaling $95.7 million compared to $110.1 million. The decrease is primarily due to lower average realized gold and silver prices, as well as a slight decrease in the number of ounces of gold sold, offset by an increase in the number of silver ounces sold during the period.  Gold ounces sold decreased by 1%, while silver ounces sold increased by 4% in the 2015 period compared to 2014.  Average realized price of gold ounces sold in the six months ended June 30, 2015 decreased by 10%, while average realized price of silver sold decreased by 18%.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the San José mine per gold equivalent ounce sold for the quarter ended June 30, 2015 were $933 based on a 75:1 ratio, compared to $836 per gold equivalent ounce sold for the same period in 2014 based on a silver to gold ratio of 60:1, or $938 based on a 75:1 ratio. On a co-product basis (gold and silver), total cash cost for the quarter ended June 30, 2015 were $951 per ounce of gold and $12.19 per ounce of silver, compared to $889 per ounce of gold and $13.19 per ounce of silver for the same period in 2014. The increase in total cash costs is primarily a reflection of higher mining costs due to more days lost from labour stoppages in 2015 compared to the previous year, which led to rising operating costs despite lower number of tonnes processed, and the increase in gold and silver grades.

All-in sustaining cash costs for the quarter ended June 30, 2015 were $1,215 per gold equivalent ounce based on a 75:1 ratio, compared to $1,165 per gold equivalent ounce in the same period in 2014 based on a silver to gold ratio of 60:1, or

$1,307 based on a 75:1 ratio. On a co-product basis, all-in sustaining costs were $1,238 per ounce of gold and $15.87 per ounce of silver, compared to $1,239 per ounce of gold and $18.38 per ounce of silver for the same period in 2014. The decrease in all-in sustaining costs for the six month ended June 30, 2015 was the result of a reduction of the stripping charges due to lower tonnes processed and higher silver and gold grades, in addition to the slightly higher number of ounces sold in 2015 when compared to 2014, therefore resulting in a lower cost per ounce. All-in sustaining costs on an aggregate basis slightly decreased year-over-year from $100.5 million to $99.0 million mainly due to the reduction in capital expenditures during 2015 compared to the prior year. While all-in sustaining costs of gold on a per ounce basis remained consistent with prior period, the all-in sustaining costs of silver on a per ounce basis was lower in 2015 than in 2014 due to a significantly higher number of ounces sold in the period.

For the six months ended June 30, 2015, total cash costs per gold equivalent ounce were $912 based on a 75:1 ratio, compared to $826 based on a silver to gold ratio of 60:1, or $925 based on a silver to gold ratio of 75:1. All-in sustaining costs were $1,175 per gold equivalent ounce for the first half of 2015 based on a 75:1 ratio, compared to $1,077 in 2014 based on a silver to gold ratio of 60:1, or $1,207 based on a silver to gold ratio of 75:1. On a year-to-date basis, the impact of higher gold and silver grades as well as higher number of ounces sold resulted in a decrease in operating costs for the six months ended June 30, 2015.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC was a loss of $2.7 million and $2.3 million for the three and six months ended June 30, 2015.  This compares to a loss of $2.4 million and income of $4.6 million for the three and six months ended June 30, 2014. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an improvement in operations from our investment in MSC for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015, the Company received $0.5 million in dividends from MSC, respectively, compared to $3.2 million and $7.1 million during the same periods in 2014.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

Results of Operations — El Gallo 1

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 Mine for the three and six month periods ended June 30, 2015 and 2014:

El Gallo 1 Mine Operating Results (100%)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, unless otherwise indicated)
Tonnes of ore mined	358	328	678	651
Average grade gold (gpt)	4.16	1.06	3.54	1.10
Tonnes of ore processed	320	368	644	728
Average grade gold (gpt)	3.68	1.10	3.43	1.13
Gold ounces:
Produced (3)	17.2	8.1	32.5	17.4
Sold	13.5	8.9	32.1	17.5
Silver ounces:
Produced	8.8	3.3	19.9	7.5
Sold	8.5	6.8	25.4	8.4
Gold equivalent ounces (1) :
Produced	17.3	8.2	32.7	17.5
Sold	13.6	9.0	32.4	17.6
Net sales	$16,160	$11,637	$39,042	$22,767
Average realized price ($/ounce) (2) :
Gold	$1,190	$1,291	$1,205	$1,293
Silver	$16.03	$19.61	$16.78	$19.71
Total cash costs (2)	$4,760	$7,691	$13,414	$13,875
Total cash cost per gold equivalent ounce sold ($/ounce) (1) (2)	$351	$852	$414	$788
All-in sustaining costs (2)	$7,418	$11,346	$18,907	$20,331
All-in sustaining cost per gold equivalent ounce sold ($/ounce) (1) (2)	$546	$1,257	$584	$1,154
Silver : gold ratio (1)	75 : 1	60 : 1	75 : 1	60 : 1

(1)         Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2014 was 60:1.  For 2015, the silver to gold ratio has been set to 75:1.

(2)         Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 32 for additional information, including definitions of these terms.

(3)         Gold ounces produced exclude the theft of approximately 6 thousand gold equivalent ounces reported in April 2015.

Production

Production at El Gallo 1 Mine for the quarter ended June 30, 2015 increased by 112% to 17,325 gold equivalent ounces, from 8,167 gold equivalent ounces in the comparable period in 2014. The increase is primarily a result of higher grades, from an average 1.10 g/t for the second quarter of 2014 to an average 3.68 g/t in 2015, an increase of 235%, partly offset by a 13% decrease in tonnes processed. While tonnes processed decreased year-over-year, tonnes mined increased by 9% compared to 2015 due to our plan to increase the stockpile of ore in the patio in preparation for the rainy season expected for the third quarter.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 358,157 and tonnes processed of 319,716 was, as previously mentioned, due to the ore added to the stock pile inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, amongst other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 Mine) to June 30, 2015 is estimated at 55%.

For the six months ended June 30, 2015, production increased by 87% to 32,716 gold equivalent ounces, compared to 17,532 ounces in the first half of 2014. The increase in production was primarily due to 204% higher grades, partly offset by an 11% decrease in tonnes processed in the first half of 2015 compared to 2014.

Sales

Mining of higher grades and improved operating efficiencies, among other factors, contributed to significant improvement in operations at El Gallo 1 Mine during the first half of 2015.  For the three months ended June 30, 2015, sales from El Gallo 1 Mine amounted to $16.2 million, compared to $11.6 million for the same period in 2014, an increase of 39%. The increase is mainly due to a 50% increase in the number of ounces of gold equivalent sold of 13,577 from 9,024, offset by an 8% decrease in the average realized prices during the second quarter of 2015 compared to 2014.

For the six months ended June 30, 2015, sales increased by 71% to $39.0 million from $22.8 million in 2014. This increase is primarily due to a 84% increase in the total number of ounces of gold equivalent sold, with 32,394 gold equivalent ounces sold in the first half of 2015 compared to 17,532 ounces in the 2014 period. This increase was offset by a decrease in the average realized prices, as average realized prices for gold equivalent decreased by 7% to $1,205 per ounce from $1,293 per ounce during the comparable period.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the El Gallo 1 Mine per gold equivalent ounce for the quarter ended June 30, 2015 were $351 per gold equivalent ounce sold, compared to $852 per gold equivalent ounce sold for the same period in 2014. The significant decrease in total cash costs is primarily due to an overall reduction in the cost per tonne mined during the period, coupled with higher grades obtained as well as a greater number of gold equivalent ounces sold.

All-in sustaining cash costs for the quarter ended June 30, 2015 were $546 per gold equivalent ounce, compared to $1,257 per gold equivalent ounce in the same period in 2014. The 57% lower all-in cash cost per gold equivalent ounce is attributable to higher average grades mined and processed during 2015 and higher number of gold equivalent ounces sold compared to the prior period.

For the six months ended June 30, 2015, total cash costs per gold equivalent ounce decreased year-over-year by 47% to $414 per gold equivalent ounce, compared to $788 in 2014. All-in sustaining costs per gold equivalent ounce decreased by 49%, to $584 per gold equivalent ounce in 2015 compared to $1,154 per ounce in 2014. The decrease in all-in sustaining costs was primarily due to higher average grades mined and processed and the increase in number of gold equivalent ounces sold which were offset by higher reclamation accretion due to an increase in the obligation estimated in 2015 compared to 2014. As previously mentioned, total cash costs and all-in sustaining costs at our El Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the cost to produce those ounces.

Results of Consolidated Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

General.  Our results of operations, net of impairment charges, improved significantly in the first three and six months of 2015, primarily based on the improvement in operations at El Gallo 1 Mine and despite the declining precious metals prices.  For the three months ended June 30, 2015, we reported a net loss of $14.1 million or $0.05 per share, compared to a net loss of $104.0 million or $0.35 per share for the same period in 2014.  The net loss for the second quarter of 2015 was the result of a $28.5 million impairment recorded on our Nevada projects, which impact was reduced by higher revenue from greater number of ounces sold and lower production costs due to higher average grades mined and produced during the quarter, compared to 2014.  Further, in the comparable period in 2014, we recorded a $120.4 million impairment of Los Azules, while there has been no impartment recognized during 2015.

Revenue.  Gold and silver sales in the three months ended June 30, 2015 totaled $16.2 million.  This compares to $11.6 million for the same period in 2014. Ounces of gold and silver sold from our El Gallo 1 Mine increased year-over-year, although the benefit from higher sales volume was partly offset by lower average sales prices realized in the three months ended June 30, 2015 compared to the same period in 2014.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the three months ended June 30, 2015 totaled $17.3 million, compared to $20.6 million in the 2014 period. The decrease was primarily a result of lower production costs due to higher average grades mined and processed, slightly offset by higher exploration costs during the quarter.

Production costs applicable to sales at El Gallo 1 Mine were $7.3 million in the three months ended June 30, 2015, compared to $10.9 million for the same period in 2014. Production costs in the second quarter of 2015 were lower than those in the comparable quarter of 2014 due to a lower number of tonnes processed than in prior period.  Further, production costs at our El Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the actual cost to produce those ounces.  In the same period of 2014, we spent $0.4 million to repair and improve the integrity of the solution pond liners and foundation of the ADR plant, as well as to provide a higher margin of safety in the event of extraordinary rainfall. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $nil in the second quarter of 2015 compared to $0.2 million in the same period in 2014. Mine construction costs in 2014 were incurred in relation to the El Gallo 1 expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day. As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at El Gallo 1 in accordance with SEC Industry Guide 7.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, remained consistent at $0.2 million during the three months ended June 30, 2015 compared to the same period in 2014. As mentioned previously, no final production decision has been made.

Exploration costs in 2015 increased from the 2014 period from $2.6 million to $3.1 million, reflecting exploration performed mostly in our Nevada projects in 2015. During the 2015 period, we spent $0.7 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project.  This compares to $0.2 million in exploration expenditures in the comparable period in 2014. For Mexico, during the 2015 period, we spent $1.3 million in exploration expenditures, including approximately 7,300 ft. (2,200 m) of drilling primarily at the El Gallo 1 Mine, compared to $1.5 million for 6,500 ft. (1,980 m) in 2014. For Nevada, we spent during the 2015 period $1.1 million in exploration expenditures, which included drilling of approximately 13,362 ft. (4,050 m) at the Gold Bar project, compared to $0.8 million in the comparable period in 2014 for approximately 4,550 ft. (1,390 m) at the South Roberts project.

Property holding costs decreased slightly year-over-year to $0.5 million in the 2015 period from $0.7 million in the 2014 period.

General and administrative costs remains consistent between the three months ended June 30, 2015 and the same period in 2014.

Our loss on investment in MSC, net of amortization, during the three months ended June 30, 2015 was $2.7 million, compared to $2.4 million in the 2014 period. The slight increase in net loss is primarily a result of higher costs despite a decrease in production in the second quarter of 2015, compared to the same period in 2014, as well as lower realized average prices of gold and silver aligned with the overall decrease in gold and silver prices.

During the three month period ended June 30, 2015, we recognized a total pre-tax impairment of $28.5 million, of which $19.7 million related to our Gold Bar Project while $8.9 million related to the Tonkin Project, both in Nevada, along with a deferred income tax recovery of $10.0 million.  These impairments result from our decision to drop non-essential claims at both projects, in order to reduce annual property holding costs.  In comparison, during the same period of 2014, an impairment of $120.4 million was recorded, after a recoverability test was performed with the help of a third-party valuator engaged to estimate the fair value of the Los Azules Project, which resulted in the $120.4 million impairment mentioned, and a deferred income tax recovery of $22.5 million.

Net interest and other income increased to $3.2 million during the three month period ended June 30, 2015 due to the accrual of insurance proceeds receivable related to the theft of gold in concentrate stolen from our refinery in Mexico, reported in April 2015.  The insurance proceeds were subsequently collected on July 16, 2015 as described in Note 15 to the Consolidated Financial Statements, Subsequent Events.

Recovery of income taxes.  Recovery of income taxes was $12.3 million in the 2015 period, compared to $25.0 million in the 2014 period.  Income tax recovery decreased because in the second quarter of 2014 the amount included a $22.5 million tax recovery resulting from the impairment of the Los Azules Project, whereas in 2015 it included a $10.0 million tax recovery resulting from the impairment of the Gold Bar and Tonkin Projects mentioned above.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

General.  For the six months ended June 30, 2015, our net loss was $8.1 million or $0.03 per share, compared to a net loss of $86.1 million or $0.29 per share for the same period in 2014.  Our net loss in the 2015 period was mainly the result of a pre-tax $28.5 million impairment of our Gold Bar and Tonkin Projects, with an associated $10.0 income tax recovery. The impact of the impairment charges during the period was reduced by the improvement in operations resulting from higher volume of ounces sold for which production costs are lower given the higher average grades in tonnes mined and produced, offset by an overall decrease in the average realized price of gold and silver noted in the period.  In the comparable period in 2014, the resulting net loss was explained mainly by the impairment net of income tax recovery on the Los Azules Project recorded in the second quarter of 2014.

Revenue.  Gold and silver sales in the six months ended June 30, 2015 totaled $39.0 million.  This compares to $22.8 million for the same period in 2014. Ounces of gold and silver sold from our El Gallo 1 Mine increased year-over-year, although the benefit from higher sales volume was partly offset by lower average sales prices realized in the six months ended June 30, 2015 compared to the same period in 2014.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the six months ended June 30, 2015 totaled $35.0 million, compared to $32.3 million in the 2014 period. The increase in costs and expenses was due to the recognition of a $2.3 million loss from our attributable share of investment in MSC during the 2015 period, compared to recognition of $4.6 million net income in 2014.  The increase however was mitigated by a reduction in our mine construction and development costs given the completion of the El Gallo 1 expansion plan in the fourth quarter of 2014.

Production costs applicable to sales at El Gallo 1 Mine were $17.7 million in the six months ended June 30, 2015, compared to $19.4 million for the same period in 2014. As noted above, although more ounces were sold during the 2015 period, the reduction in mining costs is due to higher average grades resulting in a net decrease in production costs applicable to sales. Production costs at our EI Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the actual cost to produce those ounces. In 2014, production costs were also higher due to $0.4 million spent to repair and improve the integrity of the excess pond liners and foundation of the ADR plant, as well as to provide a higher margin of safety in the event of extraordinary rainfall.

Mine construction costs were $nil in the six months ended June 30, 2015 compared to $1.2 million in the same period in 2014. Mine construction costs in 2014 were incurred in relation to the El Gallo 1 expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day, which was completed during the fourth quarter of 2014.

Mine development costs, which are comprised of engineering and development costs for El Gallo 2, were $0.3 million in the six months ended June 30, 2015, compared to $1.7 million in the same period in 2014.  In 2014, mine development costs included a payment of $1.4 million for the Land Use Change permit, made in January 2014.

Exploration costs in 2015 increased slightly in 2015, from $5.3 million in 2014 to $5.4 million. During the 2015 period, we spent $0.9 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project, compared to $0.8 million in the same period in 2014.  For Mexico, during the 2015 period, we spent $2.9 million in exploration expenditures, including approximately 13,600 ft. (4,145 m) of drilling primarily at the El Gallo 1 Mine, compared to $2.9 million in exploration expenditures, including approximately 11,960 ft. (3,645 m) in 2014.  For Nevada, we spent $1.5 million in exploration expenditures, which include infill drilling of approximately 13,300 ft. (4,050 m) at the Gold Bar project, compared to $1.5 million in the comparable period in 2014 for approximately 4,550 ft. (1,390 m) at the South Roberts project and 2,670 ft. (810 m) at the Grass Valley project.

Property holding costs decreased slightly year-over-year, at $2.0 million in the 2015 period, compared to $2.2 million in the 2014 period.

General and administrative costs increased slightly in the 2015 period to $6.5 million compared to $6.4 million in 2014.

Our loss on investment in MSC, net of amortization, during the six months ended June 30, 2015 was $2.3 million, compared to income of $4.6 million in the 2014 period. The loss in 2015 was primarily due to lower revenue due to lower average realized prices and increased cost despite lower production due to the labour stoppage in 2015 that was longer in time than in the previous year.  Income in 2014 was primarily due to the higher average realized precious metals prices and the impact of the devaluation of the Argentine peso relative to the U.S. dollar on operating costs, which partly offset lower grades and fewer ounces sold in the 2014 period.

During the six month period ended June 30, 2015, we recognized a total pre-tax impairment of $28.5 million, along with a deferred income tax recovery of $10.0 million, for a net impairment charge of $18.5 million for 2015.  This compares to $120.4 million impairment to the Los Azules Project, which, as discussed above, resulted in a deferred income tax recovery of $22.5 million, for a net impairment charge of $97.9 million for the six months ended June 30, 2014.

Net interest and other income increased to $3.1 million during the six month period ended June 30, 2015, compared to $0.1 million in 2014 due to the accrual of insurance proceeds receivable related to the theft of gold in concentrate stolen from our refinery in Mexico, reported in April 2015.  The insurance proceeds were subsequently collected on July 16, 2015, as described in Note 15 to the Consolidated Financial Statements, Subsequent Events.

Recovery of income taxes.  Recovery of income taxes was $13.5 million in the 2015 period, compared to $44.0 million in the 2014 period.  The income tax recovery recognized in the first half of 2014 included a $22.5 million tax recovery resulting from the impairment of the Los Azules Project, as well as a recovery of $21.3 million due to the impact of the devaluating Argentine peso on peso-denominated deferred income tax liabilities, while in 2015 the recovery of income taxes includes a deferred income tax recovery of $10.0 million related to the impairment of the Gold Bar and Tonkin projects discussed above.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended June 30, 2015 were $713 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $840 per gold equivalent ounce in the same period in 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, total cash costs per gold equivalent ounce for the second quarter of 2014 would have been $912.

On an aggregate basis, total cash costs decreased from $26.6 million for the three month period ended June 30, 2014 to $25.7 million in the comparable period in 2015.  The decrease in total cash costs was a result of fewer tonnes processed at El Gallo 1 Mine, partly offset by an increase in costs at the San José mine in 2015.  In the comparable period in 2014 total cash costs at El Gallo 1 Mine were affected by higher haulage costs from mining areas in the pits farther away from the processing plant and waste dumps, and additional expenditures incurred on the repair and improvement of excess pond liners and foundation of the ADR plant in preparation for the rainy season.

Consolidated all-in sustaining costs for the quarter ended June 30, 2015 were $1,048 per gold equivalent ounce, compared to $1,283 per gold equivalent ounce in the same period in 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, all-in sustaining costs per gold equivalent ounce for the second quarter of 2014 would have been $1,392.

On an aggregate basis, all-in sustaining costs decreased from $40.6 million for the three month period ended June 30, 2014 to $37.7 million in the 2015 period.  The decrease was a result of fewer tonnes processed at the El Gallo 1 Mine resulting particularly from higher average grades, partially offset by the increase in all-in sustaining costs of our attributable 49% share of interest in the San José mine.  All-in sustaining costs also decreased year over year due to a higher number of ounces sold in 2015, mainly at the El Gallo 1 Mine, compared to the prior period.

Consolidated all-in costs for the quarter ended June 30, 2015 were $1,151 per gold equivalent ounce sold, compared to $1,444 per gold equivalent ounce for the quarter ended June 30, 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, all-in costs per gold equivalent ounce for the second quarter of 2014 would have been $1,568. On a dollar basis, all-in costs decreased from $45.7 million for the three month period ended June 30, 2014 to $41.4 million in 2015, primarily as a result of lower mine development and mine construction costs, net of an increment in exploration expenses, in comparison with 2014.

Consolidated total cash costs for the six months ended June 30, 2015 were $693 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $815 in 2014, based on a silver to gold ratio of 60:1, or $884 when based on a silver to gold ratio of 75:1. Consolidated all-in sustaining costs for the six months ended June 30, 2015 were $997 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $1,191 from the 2014 period, based on a silver to gold ratio of 60:1, or $1,292 when based on a silver to gold ratio of 75:1. Consolidated all-in costs for the six months ended June 30, 2015 were $1,096 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $1,378 from the 2014 period, based on a silver to gold ratio of 60:1, or $1,495 when based on a silver to gold ratio of 75:1. The decrease in costs in 2015 compared to 2014 is primarily due to the higher grades and greater number of ounces of gold equivalent sold, particularly at the El Gallo 1 Mine, compared to higher costs incurred in 2014 due to greater mine construction and development costs related to the El Gallo 1 expansion and the El Gallo 2 ball mill construction.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of $27.0 million, comprised of current assets of $55.5 million and current liabilities of $28.5 million. This represents an increase of approximately $11.4 million from the working capital balance of $15.6 million as of December 31, 2014, mainly driven by cash generated from operations at our El Gallo 1 Mine.  As at June 30, 2015, our current liabilities include accounts payable balance of $6.3 million (2014 - $6.7 million) related to the registration taxes on intercompany financing agreements with certain of our subsidiaries, and $2.5 million (2014 - $2.5 million) for our long-term trust fund obligation for the closure of the Tonkin mine in Nevada. Timing of payment of these obligations is yet to be determined and the obligations are accordingly recorded as current liabilities. Current liabilities also include a $5.8 million short-term bank indebtedness obtained by our subsidiary in Mexico during the quarter ended June 30, 2015, and which is secured by the IVA receivable balance held locally.

We believe our working capital at June 30, 2015 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at June 30, 2015 include cash and marketable securities investments on hand, other current assets and cash flows from El Gallo 1 Mine.  However, in order to fund the development of either Gold Bar or El Gallo 2, we would need to raise additional capital. We would consider various financing methods to complete the development and construction of these projects, which may include incurring debt, issuing additional equity, equipment leasing and other forms of capital. Our ability to build these projects is dependent on one or several of the alternatives being completed.

Net cash provided by operations for the six months ended June 30, 2015 was $6.0 million compared to net cash used in operations of $7.1 million in the same period of 2014. Our El Gallo 1 Mine contributed $37.7 million in cash from sales to operating cash flows in the first half of 2015 compared to $22.8 million in 2014. We also received $0.5 million in dividends from our investment in MSC, compared to $7.1 in the first half of 2014. Cash inflows received in 2015 were reduced by cash paid to our suppliers and employees of $32.4 million, whereas in the 2014 period the $37.1 million paid to suppliers and vendors more than offset the inflows received.  Cash paid to suppliers and employees decreased year-over-year primarily due to an overall reduction in production costs as previously mentioned, compared to 2014.

Cash used in investing activities for the six months ended June 30, 2015 was $1.5 million, compared to $1.9 million in the same period of 2014, primarily due to the $1.1 million acquisition of certain available for sale securities during the 2015 period, offset by a decrease in additions to property, plant and equipment, particularly at El Gallo complex, since 2014.

Cash provided by financing activities for the six months ended June 30, 2015 was $5.8 million, compared to $0.1 million in the comparable period in 2014, due to a line of credit obtained by our Mexican subsidiary during the quarter ended June 30, 2015, and our draw of the entire amount available during the period.

Overall, cash increased by $10.0 million from December 31, 2014 to June 30, 2015. Comparatively, from December 31, 2013 to June 30, 2014 cash decreased by $9.2 million.

In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected account payable with shares of our common stock, up to a maximum of 2,500,000 shares, as discussed in Note 7 to the Consolidated Financial Statements, Shareholders’ Equity. As at June 30, 2015, we were required to issue a cumulative total of approximately 712,830 common shares under the arrangement, of which approximately 393,190 were issued in the year ended December 31, 2014 and 430,295 in the six months ended June 30, 2015 at a fair value of approximately $0.4 million in the 2015 period. During the six month period ended June 30, 2015, the agreement with this mining contractor expired and was renegotiated.  Under the revised agreement, the option for stock based payment was eliminated.

Due to our improving operational performance and growing cash reserves, the Board of Directors declared an annual return of capital of $0.01 per share of common stock and per exchangeable share. The return of capital will be paid on a semi-annual basis, with the first installment of $0.005 payable on August 17, 2015 to shareholders of record on July 31, 2015. The second semi-annual return of capital installment will be made in February 2016. Whether future return of capital will be declared depends upon our future growth and earnings, of which there can be no assurance, as well as our future cash flow needs.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a U.S. GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

El Gallo 1 earnings from mining operations
Gold and silver sales	$16,160	$11,637	$39,042	$22,767
Production costs applicable to sales	(7,288)	(10,900)	(17,742)	(19,427)
Gross profit	8,872	737	21,300	3,340
Less: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	322	322	644	644
El Gallo 1 earnings from mining operations	9,194	1,059	21,944	3,984

San José earnings from mining operations (49% attributable basis)
Net sales	$24,430	$26,085	$46,917	$53,960
Production costs applicable to sales	(20,242)	(20,505)	(38,305)	(39,927)
San José earnings from mining operations	4,188	5,580	8,612	14,033

Consolidated earnings from mining operations	$13,382	$6,639	$30,556	$18,017

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The term adjusted net income (loss) and adjusted net income (loss) per share used in this report are non-GAAP financial measure. We use and report these measures because we believe it provides investors and analysts with a useful measure of the underlying operating performance of our core mining business.

Adjusted net income (loss) excludes the following items from net income (loss) as reported in accordance with U.S. GAAP:

•                                    impairment charges (including inventory and VAT receivable write-downs, and impairments of long-lived assets), and the related income tax recovery;

•                                    foreign currency gains and losses, including the impact of foreign currency fluctuations on our deferred income tax liabilities denominated in Argentine peso; and

•                                    other non-recurring items, as applicable.

The following table presents a reconciliation of Adjusted Net Income (Loss) to Net Income (Loss), a U.S. GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(14,116)	$(104,022)	$(8,095)	$(86,135)
Other non-cash adjustments	355	340	355	340
Impairment of mineral property interests, net of income taxes	18,507	97,941	18,507	97,941
Loss (gain) on sale of assets, net of income taxes	4	18	(4)	(18)
Foreign currency (gain) loss	(8)	(284)	204	299
Portion of income on investment in MSC resulting from foreign currency fluctuations	(2,085)	(122)	(5,272)	(6,010)
Portion of income tax recovery resulting from foreign currency fluctuations	(845)	(2,484)	(2,000)	(21,348)
Adjusted net income (loss)	1,812	(8,613)	3,695	(14,931)
Adjusted net income (loss) per share - basic and diluted	$0.01	$(0.03)	$0.01	$(0.05)
Weighted average common shares outstanding (thousands) - basic	300,530	297,164	300,364	297,162
Adjusted net income (loss) per share - diluted	$0.01	$(0.03)	$0.01	$(0.05)
Weighted average common shares outstanding (thousands) - diluted	300,535	297,164	300,372	297,162

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

The measure total cash costs and total cash costs per ounce are calculated in accordance with the Production Cost Standard developed by The Gold Institute, which was a worldwide association of suppliers of gold and gold products and included leading North American gold producers. The Gold Institute ceased operations in 2002, but we believe the standard is still the accepted standard of reporting cash costs of production in North America. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies.

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

Total cash costs consists of mining, processing, on-site general and administrative costs, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, but exclude depreciation and amortization. In order to arrive at our consolidated total cash costs, we also include our attributable share of total cash costs from operations where we hold less than a 100% economic share in the production, such as MSC where we hold a 49% interest. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

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

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 51% of the value of the sales in the second quarter of 2015 was derived from gold and 49% was derived from silver.  This compares to 48% and 52% for gold and silver, respectively, for the same period in 2014. For the six months ended June 30, 2015, approximately 50% of the value of the sales was derived from gold and 50% from silver, compared to 49% and 51% for the comparable period in 2014, respectively.

The following tables reconcile these non-GAAP measures to the most directly comparable U.S. GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per ounce)		(in thousands, except per ounce)
Production costs applicable to sales	$7,288	$10,900	$17,742	$19,427
Less: Depreciation	(322)	(322)	(644)	(644)
Less: Pre-stripping costs for future pit access	(2,069)	(2,860)	(3,805)	(5,148)
On-site general and administrative expenses	218	313	463	567
Property holding costs	—	—	13	13
Other non-cash adjustments	(355)	(340)	(355)	(340)
Total cash costs (El Gallo 1 Mine)	$4,760	$7,691	$13,414	$13,875
McEwen’s share of MSC total cash costs (49%)	20,936	18,895	37,678	37,748
Consolidated total cash costs	$25,696	$26,586	$51,092	$51,623

Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$351	$852	$414	$788
McEwen’s share of MSC total cash costs (49%)	933	836	912	826
Consolidated total cash costs (including McEwen’s share of MSC)	713	840	693	815

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per ounce)		(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$4,760	$7,691	$13,414	$13,875
Operating site reclamation accretion and amortization	281	200	784	401
On-site exploration expenses	308	595	904	907
Pre-stripping costs for future pit access	2,069	2,860	3,805	5,148
All-in sustaining costs (El Gallo 1 Mine)	$7,418	$11,346	$18,907	$20,331
McEwen’s share of MSC all-in sustaining costs (49%)	27,256	26,333	48,515	49,264
Corporate general and administrative expenses	3,059	2,899	6,022	5,873
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$37,733	$40,578	$73,444	$75,468

Per gold equivalent ounce sold:
All-in sustaining costs (El Gallo 1 Mine)	$546	$1,257	$584	$1,154
McEwen’s share of MSC all-in sustaining costs (49%)	1,215	1,165	1,175	1,077
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	1,048	1,283	997	1,191

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per ounce)		(in thousands, except per ounce)
Consolidated all-in sustaining costs (including McEwen’s share of MSC)	$37,733	$40,578	$73,444	$75,468
Property holding costs (non-sustaining)	496	734	1,975	2,175
Reclamation accretion and amortization (non-operating sites)	35	38	63	68
Exploration expenses (non-sustaining)	2,772	2,042	4,518	4,410
Mine development (non-sustaining)	163	1,590	337	3,158
Mine construction and capital expenditures (non-sustaining)	241	709	433	2,018
Consolidated all-in costs (including McEwen’s share of MSC)	$41,440	$45,691	$80,770	$87,297

Per gold equivalent ounce sold:
Consolidated all-in costs (including McEwen’s share of MSC)	$1,151	$1,444	$1,096	$1,378

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

	Three months ended June 30,
	2015			2014
	(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$16,024	$13,231	$29,255	$11,504	$13,016	$24,520
Silver sales	136	12,590	12,726	133	14,291	14,424
Gold and silver sales	$16,160	$25,821	$41,981	$11,637	$27,307	$38,944

Gold ounces sold	13,464	11,489	24,953	8,911	10,267	19,179
Silver ounces sold	8,500	821,247	829,747	6,760	740,544	747,304
Gold equivalent ounces sold	13,577	22,439	36,016	9,024	22,610	31,634

Average realized price per gold ounce sold	$1,190	$1,152	$1,172	$1,291	$1,268	$1,278
Average realized price per silver ounce sold	$16.03	$15.33	$15.34	$19.61	$19.30	$19.30
Average realized price per gold equivalent ounce sold	$1,190	$1,151	$1,166	$1,290	$1,208	$1,231

	Six months ended June 30,
	2015			2014
	(in thousands, except ounce and per ounce)
	El Gallo Phase 1	MSC (49% interest)	Total	El Gallo Phase 1	MSC (49% interest)	Total
Gold sales	$38,618	$24,655	$63,273	$22,602	$27,625	$50,227
Silver sales	424	24,591	25,015	165	29,028	$29,193
Gold and silver sales	$39,042	$49,246	$88,288	$22,767	$56,653	$79,420

Gold ounces sold	32,055	20,950	53,005	17,474	21,193	38,667
Silver ounces sold	25,446	1,526,509	1,551,955	8,360	1,471,960	1,480,320
Gold equivalent ounces sold	32,394	41,303	73,697	17,613	45,726	63,339

Average realized price per gold ounce sold	$1,205	$1,177	$1,194	$1,293	$1,303	$1,299
Average realized price per silver ounce sold	$16.78	$15.63	$16.12	$19.71	$19.72	$19.72
Average realized price per gold equivalent ounce sold	$1,205	$1,192	$1,198	$1,293	$1,239	$1,254

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

Consolidated gold equivalent ounces sold

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Gold equivalent ounces sold (El Gallo 1 Mine)	13,577	9,024	32,394	17,613
McEwen’s share of MSC gold equivalent ounces sold	22,439	22,610	41,303	45,726
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	36,016	31,634	73,697	63,339

Silver : gold ratio	75 : 1	60 : 1	75 : 1	60 : 1

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of June 30, 2015, no liability has been recognized for our surety bonds of $4.8 million.

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

•                                          statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

•                                          other statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•                                          accidents, public health issues, and labor disputes; and

•                                          our continued listing on a public exchange.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis.  In 2013 and 2014 the peso devalued by 29% and 28% respectively. During the six months ended June 30, 2015, the Argentine peso devalued 7%.  Due to restrictions in holding other currencies, MSC holds all of its local cash balances in Argentine pesos and are therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The line of credit obtained by our Mexican subsidiary during the second quarter of 2015 is denominated in Mexican Pesos, and therefore is subject to the fluctuation in currency exchange rate against the US dollar.  The total balance withdrawn as of June 30, 2015 was Mexican peso 90,000,000, equivalent to approximately $5.8 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.05 million in the Consolidated Statement of Operations and Comprehensive Loss.

Further, we are also subject to foreign currency risk on the fluctuation of in the Mexican peso on our IVA receivable balance.  As of June 30, 2015, our IVA receivable balance was Mexican peso 164,096,404, equivalent to approximately $10.4 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Loss.

During the six month period ended June 30, 2015, the Mexican peso devalued 6% against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $0.5 million (C$ 3.7 million) at June 30, 2015, a 1% change in the Canadian dollar would result in a gain/loss of $0.05 million in the Consolidated Statement of Operations and Comprehensive Loss. We also hold negligible portions of our cash reserves in Mexican and Argentine peso.

Interest Rate Risk

In Mexico, our exposure to interest rate risk arises from the interest due on the line of credit obtained by our subsidiary during the quarter ended June 30, 2015. The applicable interest on this line of credit is based on a fixed portion of 2.5% per annum plus a variable portion determined by the 91 day TIIE (Interbank Equilibrium Interest Rate) rate published by the Bank of Mexico, and which is payable quarterly. The 91 day TIIE rate listed as of June 30, 2015 was 3.31%.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows in the future.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $39.0 million for the six months ended June 30, 2015 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of June 30, 2015 would have had an impact of approximately $3.8 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of June 30, 2015, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our IVA taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on IVA receivables is uncertain as IVA refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the IVA receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our IVA receivables, which amount to $10.5 million as at June 30, 2015

In Nevada, we are required to provide security to cover our projected reclamation costs. As at June 30, 2015, we have surety bonds of $4.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 1.5% of their value, with an upfront deposit of 10%. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A.  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and in our Form 10-K for the year ended December 31, 2014 and the other reports we file with the SEC. The following risk factors update and supplement the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2014, and other reports subsequently filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

If we continue to fail to meet all applicable New York Stock Exchange listing requirements and the New York Stock Exchange determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). In order to maintain our listing, we must satisfy minimum financial and other requirements. On July 1, 2015, we received a notice from the NYSE stating that, for 30 consecutive trading days preceding the notice date, the average closing price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the NYSE as set forth in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). In accordance with Section 802.01C, we have been provided six months, or until January 4, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of thirty consecutive business days, at which time the NYSE would provide written confirmation of our compliance. In the event we do not meet the minimum price requirement during the six month grace period, we may need to implement measures to improve the share price that require shareholder approval, including a reverse stock split, to regain compliance with the NYSE listing standards.

The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with other listing standards. The common stock will continue to trade under the symbol “MUX,” but with the added designation of “.BC” to indicate the Company’s “below compliance” status. In the event that the Company fails to restore its compliance with the continued listing standards of Section 802.01C, that section calls for the NYSE to commence procedures for the suspension and delisting of the Company’s common stock.

The NYSE may allow the Company’s common stock to remain listed in the interim period between January 4, 2016 and the Company’s next annual meeting of shareholders, expected to take place in June 2016, to allow shareholders to approve proposed corporate actions, including a reverse stock split, that would allow the Company to regain compliance with the minimum bid price requirement.

If we continue to fail to meet all applicable NYSE listing standards in the future and the NYSE determines to delist our common stock, the delisting could adversely impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, adversely affecting our ability to access the public capital markets. A delisting could also impair the value of your investment.

If our employees or contractors engage in a strike, work stoppage or other slowdown we could experience business disruptions or increased costs.

As of June 30, 2015, a number of our employees were represented by different trade unions and work councils. Further, as of that date, we had approximately 1,300 employees, representing 90% of our employee base, in foreign locations. In foreign countries in which we operate, by law, certain of our employees and contractors are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If our employees or contractors at MSC or El Gallo 1 Mine were to engage in a strike, work stoppage, or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs, and lost revenue. We may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, we issued 430,295 shares of our common stock (the “Shares”) under our Mining Production Work Agreement, the First Amendment thereto dated September 23, 2013, and the Second Amendment thereto dated February 10, 2014 (together the “Agreement”) between, among others, our Company and one of our mining contractors.  Under the Agreement, we agreed to issue up to 2,500,000 Shares to the contractor as partial payment for the mining services performed by the contractor.  The number of Shares was determined monthly, based on the amount payable by us for mining services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month, but in no event were the Shares issued under the Agreement to exceed 2,500,000.  The Shares were issued to the contractor in reliance on an exemption from registration provided under Regulation S adopted pursuant to the Securities Act of 1933.  The maximum number of shares to be issued pursuant to the Agreement was less than 1% of the 299,099,879 outstanding shares of the Company’s common stock (which number includes 29,879,495 exchangeable shares) as of November 5, 2014.  The Agreement was terminated on February 1, 2015, and a cumulative total of 823,482 shares of common stock were issued under the aforementioned terms.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Six Months Ended June 30, 2015 and 2014, (iv) the Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 6, 2015	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Date: August 6, 2015	By Perry Y. Ing,
Vice President and Chief Financial Officer