Form 10-Q
period 2015-09-30
McEwen Mining Inc.
filed 2015-11-05
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIRES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 274,654,010 shares outstanding as of November 4, 2015 (and 25,876,164 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUE:
Gold and silver sales	$22,503	$8,853	$61,545	$31,620
	22,503	8,853	61,545	31,620
COSTS AND EXPENSES:
Production costs applicable to sales	11,170	10,997	28,912	30,424
Mine construction costs	—	567	—	1,723
Mine development costs	112	31	449	1,754
Exploration costs	1,830	2,306	7,252	7,623
Property holding costs	2,073	2,380	4,061	4,568
General and administrative	2,276	2,549	8,761	8,989
Depreciation	211	239	691	693
Accretion of asset retirement obligation (note 4)	110	100	342	309
Loss (Income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	1,641	4,441	3,964	(150)
Impairment of mineral property interests and property and equipment (note 4)	1,198	—	29,740	120,398
Gain on sale of assets	(9)	(8)	(13)	(26)
Total costs and expenses	20,612	23,602	84,159	176,305
Operating income (loss)	1,891	(14,749)	(22,614)	(144,685)
OTHER INCOME (EXPENSE):
Interest (expense) income and other (expense) income	(715)	347	2,415	456
Registration taxes	—	(6,712)	—	(6,712)
Foreign currency gain	(162)	(633)	(366)	(932)
Total other (expense) income	(877)	(6,998)	2,049	(7,188)
Gain (loss) before income taxes	1,014	(21,747)	(20,565)	(151,873)
Income taxes recovery (note 9)	1,619	8,714	15,103	52,705
Net income (loss)	2,633	(13,033)	(5,462)	(99,168)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on available-for-sale securities, net of taxes	(479)	(2)	(1,126)	1
Comprehensive income (loss)	$2,154	$(13,035)	$(6,588)	$(99,167)
Net income (loss) per share (note 10):
Basic	$0.01	$(0.04)	$(0.02)	$(0.33)
Diluted	$0.01	$(0.04)	$(0.02)	$(0.33)
Weighted average common shares outstanding (thousands) (note 10):
Basic	300,530	297,164	300,420	297,162
Diluted	300,530	297,164	300,420	297,162

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$30,902	$12,380
Investments (note 2)	855	1,082
Value added taxes receivable	10,855	11,739
Inventories (note 3)	12,425	12,404
Other current assets	1,831	2,096
Total current assets	56,868	39,701
Mineral property interests (note 4)	257,106	287,812
Investment in Minera Santa Cruz S.A. (note 5)	172,506	177,018
Property and equipment, net	17,739	17,896
Other assets (note 14)	531	531
TOTAL ASSETS	$504,750	$522,958
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,227	$21,654
Short-term bank indebtedness (note 6)	5,171	—
Current portion of asset retirement obligation (note 4)	2,514	2,427
Total current liabilities	26,912	24,081
Asset retirement obligation, less current portion (note 4)	5,654	5,044
Deferred income tax liability (notes 9)	36,875	51,899
Deferred rent expense	295	319
Other liabilities	400	400
Total liabilities	$70,136	$81,743

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized;
Common: 274,254 as of September 30, 2015 and 271,579 as of December 31, 2014 issued and outstanding
Exchangeable: 26,277 shares as of September 30, 2015 and 28,521 shares as of December 31, 2014 issued and outstanding	1,360,655	1,360,668
Accumulated deficit	(925,039)	(919,577)
Accumulated other comprehensive (loss) income	(1,002)	124
Total shareholders’ equity	434,614	441,215
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$504,750	$522,958

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation	—	852	—	—	852
Exercise of stock options	697	1,382	—	—	1,382
Shares issued for settlement of accounts payable	393	1,004	—	—	1,004
Unrealized gain on available-for-sale securities, net of taxes	—	—	1	—	1
Net loss	—	—	—	(99,168)	(99,168)
Balance, September 30, 2014	298,249	$1,357,934	$(294)	$(706,802)	$650,838

Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Stock-based compensation	—	1,047	—	—	1,047
Return of capital distribution (note 7)	—	(1,503)	—	—	(1,503)
Share issued for settlement of accounts payable	430	443	—	—	443
Unrealized loss on available-for-sale securities, net of taxes	—	—	(1,126)	—	(1,126)
Net loss	—	—	—	(5,462)	(5,462)
Balance, September 30, 2015	300,530	$1,360,655	$(1,002)	$(925,039)	$434,614

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Cash paid to suppliers and employees	$(43,168)	$(51,300)
Cash received from gold and silver sales	59,246	31,620
Dividends received from Minera Santa Cruz S.A.	548	9,483
Lease incentive received	—	328
Interest received	10	456
Cash provided by (used in) operating activities	16,636	(9,413)
Cash flows from investing activities:
Additions to property and equipment	(535)	(2,691)
Investment in marketable equity securities	(1,114)	—
Decrease in restricted time deposits for reclamation bonding	—	5,181
Deposits for surety bonds for reclamation bonding	—	(481)
Proceeds from disposal of mineral property interests and property and equipment	13	39
Cash (used in) provided by investing activities	(1,636)	2,048
Cash flows from financing activities:
Short-term bank indebtedness (note 6)	5,171	—
Return of capital distribution paid (note 7)	(1,502)	—
Exercise of stock options	—	1,382
Cash provided by financing activities	3,669	1,382
Effect of exchange rate change on cash and cash equivalents	(147)	(716)
Increase (decrease) in cash and cash equivalents	18,522	(6,699)
Cash and cash equivalents, beginning of period	12,380	24,321
Cash and cash equivalents, end of period	$30,902	$17,622

Reconciliation of net loss to cash provided by (used in) operating activities:
Net loss	$(5,462)	$(99,168)
Adjustments to reconcile net loss from operating activities:
Loss (income) on investment in Minera Santa Cruz S.A., net of amortization	3,964	(150)
Impairment of mineral property interests and property and equipment	29,740	120,398
Gain on sale of assets	(13)	(26)
Recovery of deferred income taxes	(15,103)	(52,705)
Stock-based compensation	1,047	852
Depreciation	691	693
Accretion of asset retirement obligation	697	309
Amortization of mineral property interests and asset retirement obligations	966	923
Foreign exchange loss	147	716
Change in non-cash working capital items:
Increase in VAT taxes receivable, net of collection of $4,256 (2014 - $5,049)	884	717
Increase (decrease) in other assets related to operations	244	(342)
(Decrease) increase in liabilities related to operations	(1,714)	8,887
Dividends received from Miners Santa Cruz S.A	548	9,483
Cash provided by (used in) operating activities	$16,636	$(9,413)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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

The Company operates in Argentina, Mexico, and the United States.  It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner and operator of the producing San José Mine in Santa Cruz, Argentina, which is controlled by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’). It also owns and operates the producing El Gallo 1 Mine in Sinaloa, Mexico.   In addition to its operating properties, the Company also holds interests in numerous exploration stage properties and projects in Argentina, Mexico and the United States.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, the Consolidated Balance Sheets as at September 30, 2015 (unaudited) and December 31, 2014, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Presentation of Financial Statements and Property, Plant and Equipment – Reporting Discontinued Operations and Disclosures of Components of an Entity:   In April 2014, Accounting Standards Codification (“ASC”) 205 and ASC 360 guidance were amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective for the Company’s fiscal year beginning January 1, 2015. The new guidance did not have an impact on the Company’s consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Recently Issued Accounting Pronouncements

Business Combinations – Simplifying the Accounting for Measurement Period Adjustments:  In September 2015, the FASB issued amended guidance which requires measurement period adjustments to be recorded in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be retrospectively recorded in prior period financial information. This amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued.  The Company is evaluating the impact that this new guidance will have on the Company’s consolidated financial statements.

Revenue from Contracts with Customers – Deferral of the Effective Date: In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact that this new guidance will have on the Company’s consolidated financial statements.

Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs:  In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. ASU 2015-03 does not contain guidance for debt issuance costs related to line-of-credit arrangements. Consequently, in
August 2015, the FASB issued ASU 2015-15 to add paragraphs indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of these pronouncements is for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact that this new guidance and does not anticipate it to have any impact on the Company’s consolidated financial statements.

Inventory – Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU 2015-11 which provides authoritative guidance requiring inventory to be measured at the lower of cost or net realizable value. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current guidance requires inventory to be measured at the lower of cost or market where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. This pronouncement is effective for periods beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is required to be applied prospectively, with early adoption permitted. The Company is evaluating this new guidance and does not expect it to have any impact on the Company’s consolidated financial statements.

Presentation of Financial Statements – Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, ASC 205-40 guidance was amended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

(6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update shall be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

NOTE 2   INVESTMENTS

During the nine months ended September 30, 2015, the Company invested an additional $1.1 million of cash in marketable equity securities.  As of September 30, 2015, the total cost of all marketable equity securities was $1.8 million (December 31, 2014 - $0.7 million). These securities are classified as available-for-sale securities and are recorded at fair value. As at September 30, 2015, the fair value of these securities was $0.8 million, consequently the Company recorded a loss, net of tax, of $1.1 million in other comprehensive income (loss).  The loss is recorded to an unrealized income and loss account (accumulated other comprehensive income (loss)) that is reported as a separate line item in the shareholders' equity section of the balance sheet. The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold or if there is an other than temporary decline in fair value below cost.

NOTE 3   INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Ore on leach pads	$5,293	$6,221
In-process inventory	3,174	2,302
Stockpiles	1,149	—
Precious metals	1,585	2,403
Materials and supplies	1,224	1,478
Inventories	$12,425	$12,404

NOTE 4   MINERAL PROPERTY INTERESTS AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

The Company conducts a review of potential triggering events for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy. During the nine-month period ended September 30, 2015, the Company performed a strategic review of its mineral property interests in Nevada. A decision was made to allow certain non-essential claims and portions of claims, included within the Gold Bar Complex (“Gold Bar” project) and Tonkin Complex (“Tonkin” project), to lapse on the September 1, 2015 renewal date and therefore reduce property holding costs that otherwise would have been incurred in the third quarter of 2015. This resulted in a pre-tax impairment charge of $29.7 million, from which $20.8 million was attributed to the Gold Bar project and $8.9 million to the Tonkin Project.  An income tax recovery of $10.4 million was also recognized in the Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2015.

During the nine month period ended September 30, 2014, the Company recorded an impairment charge of $120.4 million relating to its Los Azules copper exploration project (“Los Azules Project”). The triggering event identified was the contemporaneous acquisition of a copper project located in Argentina, which shared similarities with the Los Azules Project due to its scale, location, and stage of development. Based on the announcement day value of the similar project, the estimated market value per pound of copper equivalent mineralized material from this transaction was below the carrying value per pound of copper equivalent mineralized material of the Los Azules Project, indicating a potential

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

significant decrease in the market value of the Company’s Los Azules Project, and therefore a requirement to test the Los Azules Project for recoverability. To assist in performing a recoverability test, the Company engaged a third-party valuation firm which determined that the carrying value of the property exceeded its estimated fair value, resulting in an impairment charge of $120.4 million, along with a resulting deferred income tax recovery of $22.5 million, recorded in the Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2014.

Based on the above, impairment changes were recorded on the following mineral property interests for the three and nine months ended September 30, 2015 and 2014:

		Three months ended September 30,		Nine months ended September 30,
Name of Property/Complex	Segment	2015	2014	2015	2014
Los Azules Project	Argentina	$—	$—	$—	$120,398
Gold Bar Complex	Nevada	1,161	—	20,847	—
Tonkin Complex	Nevada	—	—	8,856	—
Other United States Properties	Nevada	37	—	37	—
Total impairment		$1,198	$—	$29,740	$120,398

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the Tonkin property in Nevada and the El Gallo 1 Mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are as follows:

	Nine months ended September 30, 2015	Year ended December 31, 2014
Asset retirement obligation liability, beginning balance	$7,471	$7,247
Settlements	—	(52)
Accretion of liability	342	407
Adjustment reflecting updated estimates	355	(131)
Asset retirement obligation liability, ending balance	$8,168	$7,471

As at September 30, 2015, the current portion of the asset retirement obligation was $2.5 million (December 31, 2014 - $2.4 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method and upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at the El Gallo 1 Mine as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three and nine months ended September 30, 2015, the Company recorded $0.3 million and $1.0 million, respectively (September 30, 2014, $0.3 million and $1.0 million,  respectively), of amortization expense related to the El Gallo 1 Mine, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss), of which $0.1

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

million and $0.3 million, respectively, related to the amortization of capitalized asset retirement costs (September 30, 2014 - $0.1 and $0.4, respectively).

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $1.6 million and $4.0 million for the three and nine months ended September 30, 2015, respectively. This compares to a loss of $4.4 million and income of $0.2 million for the three and nine months ended September 30, 2014, respectively. These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been a reduction in the loss from the Company’s investment in MSC for the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, the Company received $nil and $0.5 million in dividends from MSC, compared to $2.4 million and $9.5 million during the same period in 2014.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2015 and year ended December 31, 2014 are as follows:

	Nine months ended September 30, 2015	Year ended December 31, 2014
Investment in MSC, beginning of the year	$177,018	$212,947
Attributable net loss from MSC	(2,541)	(2,597)
Amortization of fair value increments	(7,705)	(13,190)
Income tax recovery	6,282	10,503
Dividend distribution received	(548)	(9,483)
Impairment of investment in MSC	—	(21,162)
Investment in MSC, end of the year	$172,506	$177,018

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE (continued)

A summary of the operating results from MSC for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Minera Santa Cruz S.A. (100%)
Net Sales	$45,357	$38,263	$141,106	$148,386
Production costs applicable to sales	(41,767)	(36,136)	(119,940)	(117,620)
Net (loss) income	(3,375)	(5,488)	(5,185)	304

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(1,654)	$(2,689)	$(2,541)	$149
Amortization of fair value increments	(1,617)	(3,522)	(7,705)	(9,652)
Income tax recovery	1,630	1,770	6,282	9,653
(Loss) income from investment in MSC, net of amortization	$(1,641)	$(4,441)	$(3,964)	$150

As of September 30, 2015, MSC had current assets of $96.6 million, total assets of $503.1 million, current liabilities of $51.3 million and total liabilities of $151.1 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges recorded in the second quarter of 2013 and fourth quarter of 2014. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $95.6 million, total assets of $289.7 million, current liabilities of $53.7 million, and total liabilities of $86.1 million as at September 30, 2015.

NOTE 6   SHORT-TERM BANK INDEBTEDNESS

On May 29, 2015, Compañía Minera Pangea (“CMP”), a wholly-owned subsidiary of the Company, finalized a line of credit agreement with Banco Nacional de Comercio Exterior (“Banco Nacional”), for an amount up to 90,000,000 Mexican pesos (approximately $5.9 million as of May 29, 2015), which is secured by CMP’s VAT receivable balance.  The applicable interest rate is equal to: (i) two and one-half percent (2.5%) per annum plus (ii) the 91 day Interbank Equilibrium Interest Rate (“TIIE”) rate, as published by the Bank of Mexico, payable quarterly. As of September 30, 2015, the 91 day TIIE rate was 3.31%.  Interest payments are due quarterly and a final payment of all principal and any accrued interest is due twenty-four (24) months following the date of the first withdrawal. CMP is permitted to prepay any amounts owed without penalty.  Upon signing the agreement, CMP paid a 1% commission on the total value of the simple credit agreement to Banco Nacional.

On June 1, 2015, CMP drew down the entire 90,000,000 Mexican pesos, equivalent to $5.8 million as of September 30, 2015 from the line of credit, and realized a foreign exchange gain of approximately $0.1 million during the period.  During the three months ended September 30, 2015, CMP collected 3,045,190 Mexican pesos (equivalent to $0.2 million as of September 30, 2015) of VAT receivable, from which 454,111 Mexican pesos were applied against the accrued interest and the remaining 2,591,079 Mexican pesos (approximately $0.2 million as of September 30, 2015) were applied against the principal.

The Company has guaranteed CMP’s obligations under the line of credit.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 7   SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2015, 2.2 million exchangeable shares were converted into common stock (2014 – 2.6 million).  At September 30, 2015, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 26.3 million (December 31, 2014 – 28.5 million).

During the nine months ended September 30, 2015, there were no exercises of stock options under the Equity Incentive Plan.  This compares to 697,300 shares of common stock issued upon exercise of stock options during the same period of 2014, at a weighted average exercise price of $1.98 per share for proceeds of $1.4 million.

During the nine months ended September 30, 2015, the Company issued 430,295 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered above a defined tonnage threshold. The fair value of the common stock at the time of issuance was $0.4 million. The agreement with this mining contractor expired and was renegotiated during the period. Under the revised agreement, the Company can no longer make share payments and instead is required to pay in cash.

On June 18, 2015, the Board of Directors declared an annual return of capital distribution of $0.01 per share of common stock, payable semi-annually.  The first semi-annual return of capital distribution payment of $0.005 was paid on August 17, 2015 to shareholders of record as of the close of business on July 31, 2015. The aggregate total semi-annual return of capital distribution paid was $1.5 million.  Return of capital distribution is paid to shareholders of the Company’s shares of common stock and to holders of exchangeable shares.

NOTE 8   STOCK-BASED COMPENSATION

During the nine months ended September 30, 2015, the Company granted stock options to certain employees for an aggregate of 0.1 million shares of common stock at a weighted average exercise price of $1.07 per share. The options vest equally over a three-year period if the individual remains affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue. During the three and nine months period ended September 30, 2014, the Company granted stock options to certain employees and directors for an aggregate of 1.7 million shares of common stock at a weighted average exercise price of $2.90 per share.

A summary of the assumptions used to calculate the fair value of the stock options granted, using the Black-Scholes model for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	—%	1.01%	1.10%	1.01%
Dividend yield	—%	0%	0%	0%
Volatility factor of the expected market price of common stock	—%	70%	74%	70%
Weighted-average expected life of option	—	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	—	1.45	0.56	1.45

During the three and nine months ended September 30, 2015, the Company recorded stock option expense of $0.3 million and $1.0 million respectively. This compares to $0.2 million and $0.9 million for the three and nine months ended September 30, 2014.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 9   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to losses before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition and changes due to impairment of mineral property interests. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three and nine months ended September 30, 2015, the Company recorded an income tax recovery as a result of the Argentine peso devaluation of $0.9 million and $2.9 million, respectively, compared to $2.3 million and $23.7 million for the three and nine months ended September 30, 2014, respectively.  For the nine months ended September 30, 2015, the Company recorded an income tax recovery of $10.4 million (September 30, 2014 - $22.5 million) as a result of impairment of mineral property interests, described in Note 4, Mineral Property Interests and Asset Retirement Obligations.

NOTE 10   INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic weighted average number of common shares and exchangeable shares the computations for basic income (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share)
Net income (loss)	$2,633	$(13,033)	$(5,462)	$(99,168)
Weighted average common shares (thousands):	300,530	297,164	300,420	297,162
Net income (loss) per share:	$0.01	$(0.04)	$(0.02)	$(0.33)

For the three months ended September 30, 2015, options to purchase 4.5 million shares of common stock outstanding at September 30, 2015 at an average exercise price of $3.34 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock for the three months ended September 30, 2015.  For the three months ended September 30, 2015, no options with average exercise price below the average price of the Company’s common stock during that period, compared to 0.9 million outstanding options to purchase shares of common stock for the three months ended September 30, 2014, which were not included in the computation of diluted weighted average shares in the three months ended September 30, 2014 because their effect would have been anti-dilutive.

NOTE 11   RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2015, the Company incurred and paid $29,732 and $44,869, respectively, to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft, compared to $25,237 and $63,755 for the three and nine months ended September 30, 2014, respectively.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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

The financial information relating to the Company’s operating segments as of, and for the three and nine months ended September 30, 2015 and 2014 is as follows:

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended September 30, 2015
Gold and silver sales	$—	$22,503	$—	$—	$22,503
Production costs applicable to sales	—	(11,170)	—	—	(11,170)
Mine construction costs	—	—	—	—	—
Mine development costs	—	(112)	—	—	(112)
Exploration costs	(268)	(788)	(718)	(56)	(1,830)
General and administrative expenses	(166)	(391)	(45)	(1,674)	(2,276)
Impairment of mineral property interests and property and equipment	—	—	(1,198)	—	(1,198)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(1,641)	—	—	—	(1,641)
Operating (loss) income	(2,224)	8,837	(2,933)	(1,789)	1,891

For the nine months ended September 30, 2015
Gold and silver sales	$—	$61,545	$—	$—	$61,545
Production costs applicable to sales	—	(28,912)	—	—	(28,912)
Mine construction costs	—	—	—	—	—
Mine development costs	—	(449)	—	—	(449)
Exploration costs	(1,190)	(3,662)	(2,172)	(228)	(7,252)
General and administrative expenses	(486)	(2,405)	(153)	(5,717)	(8,761)
Impairment of mineral property interests and property and equipment	—	—	(29,740)	—	(29,740)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(3,964)	—	—	—	(3,964)
Operating (loss) income	(6,077)	23,047	(33,460)	(6,124)	(22,614)

As at September 30, 2015
Investment in Minera Santa Cruz S.A.	$172,506	$—	$—	$—	$172,506
Mineral property interests	202,889	9,730	44,487	—	257,106
Total assets	377,917	56,938	45,058	24,837	504,750

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 12   SEGMENTED INFORMATION (continued)

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended September 30, 2014
Gold and silver sales	$—	$8,853	$—	$—	$8,853
Production costs applicable to sales	—	(10,997)	—	—	(10,997)
Mine construction costs	—	(567)	—	—	(567)
Mine development costs	—	(31)	—	—	(31)
Exploration costs	(190)	(1,201)	(851)	(64)	(2,306)
General and administrative expenses	(210)	(910)	(50)	(1,379)	(2,549)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(4,441)	—	—	—	(4,441)
Operating loss	(4,915)	(5,936)	(2,392)	(1,506)	(14,749)

For the nine months ended September 30, 2014
Gold and silver sales	$—	$31,620	$—	$—	$31,620
Production costs applicable to sales	—	(30,424)	—	—	(30,424)
Mine construction costs	—	(1,723)	—	—	(1,723)
Mine development costs	—	(1,754)	—	—	(1,754)
Exploration costs	(940)	(4,077)	(2,368)	(238)	(7,623)
General and administrative expenses	(563)	(2,418)	(163)	(5,845)	(8,989)
Income on investment in Minera Santa Cruz S.A. (net of amortization)	150	—	—	—	150
Impairment of mineral property interests and property and equipment	(120,398)	—	—	—	(120,398)
Operating loss	(122,474)	(11,134)	(4,846)	(6,231)	(144,685)

As at September 30, 2014
Investment in Minera Santa Cruz S.A.	$203,614	$—	$—	$—	$203,614
Mineral property interests	337,806	11,018	172,702	—	521,526
Total assets	544,628	58,865	173,259	6,708	783,460

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

Level 1Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 13   FAIR VALUE ACCOUNTING (continued)

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$855	$855	$—	$—
	$855	$855	$—	$—

	Fair Value as at December 31 2014
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$1,082	$1,082	$—	$—
	$1,082	$1,082	$—	$—
Liabilities:
Portion of accounts payable and accrued liabilities recorded at fair value	$355	$355	$—	$—
	$355	$355	$—	$—

The Company's investments are marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

As at December 31, 2014, accounts payable included an accrual of $0.4 million for the fair value of accounts payable that were required to be settled with approximately 319,640 shares of the Company’s common stock. The Company settled this payable during the nine month period ended in September 30, 2015 as discussed in Note 7, Shareholders’ Equity. The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 14   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States, as discussed in Note 4, Mineral Properties and Asset Retirement Obligations. These surety bonds are available for draw down by the Bureau of Land Management, in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

As at September 30, 2015, there were $4.9 million of outstanding surety bonds (December 31, 2014 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10%  ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 5, 2015 for the foreseeable future. It also analyzes our financial condition at September 30, 2015 and compares it to our financial condition at December 31, 2014. Finally, the discussion analyzes our results of operations for the three and nine months ended September 30, 2015 and compares those results to the three and nine months ended September 30, 2014.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in our annual report on Form 10-K for the year ended December 31, 2014.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, adjusted net income (loss), total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 34.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS — INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

McEwen Mining Inc. is required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because our stock is listed on the Toronto Stock Exchange (“TSX”) and we are subject to Canadian securities laws. These standards are materially different from the standards generally required in reports filed with SEC.

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

Overview

McEwen Mining Inc. was organized under the laws of the State of Colorado on July 24, 1979.  Since inception, the Company has been engaged in the exploration for, development of, production and sale of gold and silver.  We own a 49% interest of MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina.  We also own and operate the producing El Gallo 1 Mine in Sinaloa, Mexico; and the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Mexico and the United States.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, unless otherwise indicated)
Gold and silver sales	$22,503	$8,853	$61,545	$31,620
(Loss) income on investment in MSC, net of amortization	$(1,641)	$(4,441)	$(3,964)	$150
Earnings (loss) from mining operations (1)(3)	$13,414	$(780)	$43,970	$17,237
Net income (loss)	$2,633	$(13,033)	$(5,462)	$(99,168)
Net income (loss) per common share	$0.01	$(0.04)	$(0.02)	$(0.33)
Adjusted net income (loss)(3)	$314	$(8,341)	$4,009	$(23,254)
Adjusted net income (loss) per common share(3)	$0.00	$(0.03)	$0.01	$(0.08)
Consolidated gold ounces(1)(4):
Produced	31.7	18.0	84.9	57.0
Sold	31.2	15.6	84.2	54.3
Consolidated silver ounces(1):
Produced	878	757	2,334	2,222
Sold	800	566	2,352	2,046
Consolidated gold equivalent ounces(1)(2)(4):
Produced	43.4	30.6	115.9	94.0
Sold	41.8	25.1	115.5	88.4
Consolidated average realized price ($/ounce)(1)(3):
Gold	$1,106	$1,231	$1,161	$1,279
Silver	$14.05	$16.48	$15.42	$18.82
Consolidated costs per gold equivalent ounce sold ($/ounce)(1)(2):
Total cash costs(3)(4)	$674	$1,009	$686	$870
All‑in sustaining costs(3)	$914	$1,448	$967	$1,264
All‑in costs(3)	$1,008	$1,655	$1,064	$1,454
Silver : gold ratio(2)	75 : 1	60 : 1	75 : 1	60 : 1

(1)	Includes portion attributable to us from our 49% interest in the San José Mine.
(2)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2014 was 60:1. For 2015, the silver to gold ratio used is 75:1.

(3)

Earnings or (loss) from mining operations, adjusted net (loss) or income, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” on page 34 for additional information, including definitions of these terms.

(4)	Gold ounces produced exclude the theft of approximately six thousand gold equivalent ounces in April 2015, at the El Gallo 1 Mine.

Operating and Financial Highlights

•

Gold equivalent production in the third quarter of 2015 totaled 43,390 ounces, which includes 23,832 gold equivalent ounces attributable to us from our 49% interest in the San José Mine in Argentina, and 19,558 gold equivalent ounces from the El Gallo 1 Mine in Mexico. Production increased year-over-year by 34% due to higher grades and better recoveries mostly at the El Gallo 1 Mine, and excludes the theft of approximately 6,300 gold equivalent ounces during April 2015.

•

Total cash costs, all-in sustaining costs and all-in costs per gold equivalent ounce sold for the third quarter of 2015 for our operations on a consolidated basis totaled $674, $914 and $1,008 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining costs at the San José Mine for the third quarter of 2015 totaled $876 and $1,134 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine totaled $454 and $570 per gold equivalent ounce, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the actual cost to produce those ounces.  The year-over-year decrease in total cash costs per gold equivalent ounce reflects higher grades of ore processed, particularly at the El Gallo 1 Mine.  All-in sustaining and all-in costs per gold equivalent ounce also reflect the impact of a greater number of ounces sold at both the El Gallo 1 Mine and the San José Mine over which costs are spread.

•

Gold equivalent ounces sold in the third quarter of 2015 totaled 41,830 ounces, which includes 21,790 gold equivalent ounces attributable to us from our 49% interest in the San José Mine, and 20,040 gold equivalent ounces from the El Gallo 1 Mine.

•

The average realized price for our operations on a consolidated basis in the third quarter of 2015 was $1,106 and $14.05 per ounce of gold and silver sold, respectively. These compare to $1,231 and $16.48 per ounce of gold and silver sold in the third quarter of 2014, and reflects the continued weakness of gold and silver prices that continued through the third quarter of 2015. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates, from the San José Mine.

•

We revised our original full year production guidance of 96,500 gold ounces and increased it to 108,500 gold ounces, while maintaining 3.1 million silver ounces for 2015.  Our original target guidance of 50,000 gold ounces at the El Gallo 1 Mine was increased to 62,000 gold ounces as the original guidance was exceeded during the third quarter.  The strong performance achieved at the El Gallo 1 Mine was due to higher-grade ore, improved mining efficiencies and the reduced impact of the rainy season in the third quarter operations. Production guidance for 2015 at the San José Mine remains unchanged at 46,500 gold ounces and 3.1 million silver ounces.  Accordingly, consolidated production guidance is estimated in a range of 140,000 to 150,000 gold equivalent ounces.

•

We reported a consolidated net income of $2.6 million, or $0.01 per share for the third quarter of 2015, compared to a net loss of $13.0 million, or $0.04 per share for the comparable period in 2014. The net income for the third quarter of 2015 was the result of higher volume of ounces of gold and silver sold during the period which production costs per ounce is lower than in previous quarter due to higher grades and improved efficiencies in the tonnes produced at the El Gallo 1 Mine, partially offset by decreases in gold and silver realized prices of 10% and 15% respectively, compared to the third quarter of 2014.  The net loss for the 2014 period was due to lower sales coupled with higher production costs per ounce of gold and silver, higher exploration, property holding and mine development costs, and higher loss recorded from the investment in Minera Santa Cruz.

•

Our adjusted net income for the quarter ended September 30, 2015, removing the impact of the impairment of mineral property interests recognized in the quarter, foreign currency fluctuations and income tax recoveries, both resulting from the devaluation of the Argentine peso relative to the U.S. dollar, was $0.3 million, or $0.00 per share. This compares to an adjusted net loss of $8.3 million or $0.03 per share, for the same period in 2014.

•	Consolidated earnings from mining operations for the quarter ended September 30, 2015 were $13.4 million, compared to a consolidated loss of $0.8 million for the comparable period in 2014.

•	We ended the third quarter of 2015 with $36.2 million in cash, investments and precious metals and $5.2 million of outstanding debt.

•	We paid the first semi-annual return of capital distribution of $0.005 on August 17, 2015, for an aggregate total of $1.5 million.

Development and Exploration Activities

El Gallo Complex, Sinaloa, Mexico

El Gallo 1 Mine

We completed the construction of the expansion of the El Gallo Mine 1 in April 2014 in order to increase capacity from a nominal 3,000 tonnes per day to 4,500 tonnes per day.  Commissioning commenced during the second quarter of 2014, with the expansion fully operational by the fourth quarter of 2014.  Increases in tonnes of ore mined and processed during the three and nine months ended September 30, 2015 reflect this increased capacity.

We adjusted our original budget for sustaining capital and capital expenditures for 2015 from $3.2 million to $1.5 million due to the deferral of the completion of the leach pad expansion.  The leach pad expansion project was initially expected to be completed during the fourth quarter of 2015.  Management now plans completion during the first quarter of 2016.  For the three and nine months ended September 30, 2015, we spent $0.6 million and $1.0 million on sustaining capital and capital expenditures at the El Gallo 1 Mine.

El Gallo 2 Project

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

For the three and nine months ended September 30, 2015, we spent $0.1 million and $0.4 million, respectively, on mine development costs at the El Gallo 2 project.  Expenditures for the remainder of 2015 are expected to total approximately $1.1 million, primarily consisting of the $1.0 million final payment for the construction of the ball mill and related storage costs.

Exploration

El Gallo Complex, Sinaloa, Mexico

As of September 30, 2015, one core drill was operating at the El Gallo Complex.  During July we changed drilling contractors based on equipment capabilities and lower overall costs. Our initial budget of $5.5 million for the year was adjusted to $4.7 million for exploration activities, which resulted in a reduction of total projected meters drilled for the year from 91,840 ft. (28,000 m) to 73,470 ft. (22,400 m).  Approximately 55,100 ft. (16,800 m) of core drilling was completed during the nine months period ended September 30, 2015, from which 10,000 ft. (3,050 m) were drilled during the third quarter.  Despite the reduction in the number of drills, we do not expect an impact on the rate of our exploration programs.  We plan to drill approximately 14,430 ft. (4,400 m.) in the fourth quarter of 2015. The exploration program is focused on core drilling, blast hole drilling and surface mapping, which also includes rock and soil sampling.

During the three and nine months period ended September 30, 2015, approximately $0.8 million and $3.7 million was spent on exploration, respectively.

Gold Bar Project, Nevada, U.S.

For 2015, we have budgeted $1.4 million for the Gold Bar project, primarily for the advancement of the Environmental Impact Study (“EIS”), as well as an infill drill program of approximately 13,300 ft. (4,000 m), which is now complete.  The 2015 Gold Bar drilling results were incorporated into an updated Mineral Resource Estimate and Feasibility Study, released on October 21, 2015, with key estimates including an initial capital of $60 million; internal rate of return of 20% at current gold price; average annual gold production of 65,000 ounces; and an estimated average cash cost of $728 per ounce. The complete report will be filed in early December 2015, and will be available electronically under our issuer profile on EDGAR at www.sec.gov, and at our website at www.mcewenmining.com.

For the three and nine months ended September 30, 2015, expenditures on the Gold Bar project totaled $0.3 million and $1.0 million, respectively.  During the period ended September 30, 2015, we performed a strategic review of our mineral property interests in Nevada, including the Gold Bar Project. A decision was made to allow certain non-essential claims and portions of claims totaling 1,940 acres, to lapse on the September 1, 2015 renewal date, which allowed us to reduce property holding costs that otherwise would have been incurred in the third quarter of 2015. This resulted in a pre-tax impairment charge of $1.2 million and $29.7 million for the Gold Bar project recognized in the Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015, respectively.

Los Azules Copper Project, Argentina

The 2014-2015 exploration season started in December 2014 and was completed in March 2015. While no significant exploration work or drilling program was undertaken, we have continued to advance the project with baseline environmental and optimization studies.  For the three and nine months ended September 30, 2015, expenditures on the Los Azules project totaled $0.3 million and $1.2 million respectively.

On August 7, 2015, the Company was notified by the SEC, that the SEC had concluded its investigation over our Los Azules project and, based on the information it had, it did not intend to recommend an enforcement action by the Securities and Exchange Commission against that Company.

Other Argentina Exploration Properties

On October 22, 2015 the Company and Hochschild entered into a vend-in agreement with MSC pursuant to which we agreed to vend-in our remaining Santa Cruz exploration properties, which did not have assigned any carrying value.  The properties transferred, total approximately 100,600 hectares, and are located in the province of Santa Cruz. The agreement also contains a 2% net smelter return royalty payable to the Company or Hochschild based on any of MSC’s production from the respective mineral properties contributed by each party.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC.  The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine for the three and nine month periods ended September 30, 2015 and 2014, presented on a 100% basis. Also included at the bottom of the following table are the production figures on a 49% attributable basis.

San José Mine Operating Results (100%)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, unless otherwise indicated)
San José Mine—100%
Tonnes of ore mined	132	138	360	379
Average grade (gpt):
Gold	6.82	5.65	6.68	6.04
Silver	510	422	502	430
Tonnes of ore processed	145	142	378	418
Average grade (gpt):
Gold	6.09	5.66	6.25	5.62
Silver	441	388	446	386
Average recovery (%):
Gold	87.8	89.2	88.6	88.5
Silver	86.6	86.9	87.0	87.0
Gold ounces:
Produced	24.9	23.0	67.2	66.9
Sold	22.9	17.9	65.6	61.1
Silver ounces:
Produced	1,780	1,535	4,712	4,510
Sold	1,620	1,149	4,735	4,153
Gold equivalent ounces(1):
Produced	48.6	48.6	130.0	141.6
Sold	44.5	37.0	128.8	130.2
Net sales	$45,357	$38,263	$141,106	$148,386
Gross average realized price ($/ounce)(2):
Gold	$1,076	$1,190	$1,142	$1,270
Silver	$14.05	$16.47	$15.40	$18.82
Total cash costs(2)	$38,943	$32,332	$115,837	$109,368
Total cash costs per ounce sold ($/ounce)(2)(3):
Gold	$898	$971	$908	$904
Silver	$11.37	$13.02	$11.88	$13.02
Gold equivalent(1)	$876	$873	$900	$839
All‑in sustaining costs(2)	$50,406	$45,079	$149,416	$145,617
All‑in sustaining costs per ounce sold ($/ounce)(2)(4):
Gold	$1,162	$1,353	$1,171	$1,204
Silver	$14.72	$18.16	$15.32	$17.34
Gold equivalent(1)	$1,134	$1,217	$1,160	$1,117
Silver : gold ratio(1)	75 : 1	60 : 1	75 : 1	60 : 1
McEwen Mining—49% attributable share
Ounces produced:
Gold	12.2	11.0	32.9	33.0
Silver	872	752	2,309	2,210
Gold equivalent(1)	23.8	24.0	63.7	69.0

(1)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2015 is 75:1, while the ratio used for 2014 was 60:1.

(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 34 for additional information, including definitions of these terms.

Production

Gold production at the San José Mine for the three months ended September 30, 2015 increased by 8% to 24,901 ounces while silver production increased by 16% to 1,780,148 ounces, from 23,016 ounces of gold and 1,534,683 ounces of silver in the same period in 2014. Production during the third quarter of 2015 was higher than in 2014 due to an increase in gold and silver grades processed of 8% and 14%, respectively, along with a 2% increase in the number of tonnes processed.

For the nine months ended September 30, 2015, gold production slightly increased to 67,202 ounces from 66,928 ounces while silver production increased by 4% to 4,711,984 from 4,509,848 ounces in the same period in 2014.  Grades increased during the nine month period ended September 30, 2015, by 11% and 16% for gold and silver, respectively.  The increase in grades was offset by a 10% decrease in tonnes of ore processed during the period, as a result of a longer labour stoppage in 2015 than in the previous year.

Sales

For the three months ended September 30, 2015, net sales realized by MSC from the sale of gold and silver increased by 19% to $45.4 million compared to $38.3 million for the same period in 2014. The increase was a result of a 28% increase to 22,868 gold ounces sold from 17,895, coupled with a 41% increase in ounces of silver sold to 1,619,934 from 1,149,208, which increases were partly offset by a decrease of  10% and 15% in gross average realized prices of gold and silver, respectively.

The average gross sale price for gold sold, after mark-to-market provisional price adjustments, in the third quarter of 2015 was $1,076 per ounce, a decrease of 10% compared to $1,190 per ounce received in the same period in 2014. In comparison, the average London P.M. fix price for gold during the third quarter of 2015 was $1,106 per ounce, compared to $1,231 per ounce for the same period in 2014.

The average gross sale price for silver sold, after mark-to-market provisional price adjustments, in the third quarter of 2015 was $14.05 per ounce, a decrease of 15% compared to an average $16.47 per ounce received in the same period in 2014.  In comparison, the average London P.M. fix price for silver during the third quarter of 2015 was $14.55 per ounce, compared to $19.76 per ounce for the same period in 2014.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are ‘provisionally priced’ where the selling price is subject to final adjustment at the end of a period, normally ranging from 15 to 90 days after the start of the delivery process to the customer, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, which in turn are based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

For the nine months ended September 30, 2015, net sales realized by MSC from the sale of gold and silver were lower than in the comparable period in 2014, totaling $141.1 million compared to $148.4 million. The 5% decrease is primarily due to lower average realized gold and silver prices partially offset by an increase in the number of gold and silver ounces sold during the period.  Gold ounces sold increased by 7%, while silver ounces sold increased by 14% in the 2015 period compared to 2014.  Average realized price of gold ounces sold in the nine months ended September 30, 2015 decreased by 10%, while average realized price of silver sold decreased by 18%.

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce sold for the San José Mine for the quarter ended September 30, 2015 were $876 based on a 75:1 ratio, compared to $873 per gold equivalent ounce sold for the same period in 2014 based on a silver to gold ratio of 60:1, or $973 based on a 75:1 ratio. On a co-product basis (gold and silver), total cash cost for the quarter ended September 30, 2015 were $898 per ounce of gold and $11.37 per ounce of silver, compared to $971 per ounce of gold and $13.02 per ounce of silver for the same period in 2014. The decrease in total cash costs is primarily a reflection of higher production due to higher average grades of gold and silver processed during the quarter

All-in sustaining cash costs for the quarter ended September 30, 2015 were $1,134 per gold equivalent ounce based on a 75:1 ratio, compared to $1,217 per gold equivalent ounce in the same period in 2014 based on a silver to gold ratio of 60:1, or $1,357 based on a 75:1 ratio. On a co-product basis, all-in sustaining costs were $1,162 per ounce of gold and $14.72 per ounce of silver, compared to $1,353 per ounce of gold and $18.16 per ounce of silver for the same period in 2014. The decrease in all-in sustaining costs for the nine months ended September 30, 2015 was the result of a reduction in capital expenditures, and higher silver and gold grades mined and processed, in addition to the higher number of ounces of gold and silver sold in 2015 when compared to 2014, therefore resulting in a lower cost per ounce.

For the nine months ended September 30, 2015, total cash costs per gold equivalent ounce were $900 based on a 75:1 ratio, compared to $839 based on a silver to gold ratio of 60:1, or $939 based on a silver to gold ratio of 75:1. All-in sustaining costs were $1,160 per gold equivalent ounce for the nine month period of 2015 based on a 75:1 ratio, compared to $1,117 in 2014 based on a silver to gold ratio of 60:1, or $1,250 based on a silver to gold ratio of 75:1. On a year-to-date basis, the impact of higher gold and silver grades as well as higher number of ounces sold resulted in a decrease in operating costs per ounce for the nine months ended September 30, 2015.

All-in sustaining costs on an aggregate basis increased year-over-year by 3%, from $145.6 million to $149.4 million mainly due to the increase in underground mine development costs, net of a decrease in capital expenditures during 2015 compared to the prior year.  All-in sustaining costs of gold and silver decreased by 3% and 12% respectively, on a per ounce basis due to a significantly higher number of ounces sold in the period.

Investment in MSC

The 49% attributable share of operations from our investment in MSC was a loss of $1.6 million and $4.0 million for the three and nine months ended September 30, 2015.  This compares to a loss of $4.4 million and income of $0.2 million for the three and nine months ended September 30, 2014. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an improvement in operations from our investment in MSC for the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, the Company received $nil and $0.5 million in dividends from MSC, respectively, compared to $2.4 million and $9.51 million during the same periods in 2014.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

Results of Operations — El Gallo 1 Mine

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 Mine for the three and nine month periods ended September 30, 2015 and 2014:

El Gallo 1 Mine Operating Results (100%)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, unless otherwise indicated)
Tonnes of ore mined	275	252	953	902
Average grade gold (gpt)	2.73	0.98	3.31	1.07
Tonnes of ore processed	205	213	849	940
Average grade gold (gpt)	2.29	1.12	3.15	1.13
Gold ounces:
Produced(3)	19.5	6.7	51.9	24.2
Sold	20.0	6.9	52.0	24.3
Silver ounces:
Produced	5.2	5.0	25.1	12.5
Sold	6.0	3.1	31.4	11.4
Gold equivalent ounces(1):
Produced(3)	19.6	6.8	52.3	24.4
Sold	20.0	6.9	52.4	24.5
Net sales	$22,503	$8,853	$61,545	$31,620
Average realized price ($/ounce)(2):
Gold	$1,123	$1,284	$1,173	$1,291
Silver	$15.24	$17.69	$16.40	$19.17
Total cash costs(2)(3)	$9,103	$9,437	$22,517	$13,447
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)(3)	$454	$1,367	$429	$951
All‑in sustaining costs(2)(4)	$11,420	$11,946	$33,826	$32,277
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)(4)	$570	$1,730	$578	$1,316
Silver : gold ratio(1)	75 : 1	60 : 1	75 : 1	60 : 1

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

(3)	Gold ounces produced exclude the theft of approximately six thousand gold equivalent ounces in April 2015.

Production

Production at the El Gallo 1 Mine for the quarter ended September 30, 2015 increased by 188% to 19,558 gold equivalent ounces, from 6,814 gold equivalent ounces in the comparable period in 2014. The increase is primarily a result of higher grades, from an average 1.12 g/t for the third quarter of 2014 to an average 2.29 g/t in 2015, an increase of 104%, partly offset by a 4% decrease in tonnes processed.  Lower production in 2014 was also due to severe rainfall that resulted in lower haulage rates and crusher throughput.  In comparison, for the 2015 rainy season we had a larger stockpile that helped reduce the impact on our production during the third quarter of 2015.    While tonnes processed decreased quarter-over-quarter, ore tonnes mined increased by 9% compared to 2014 due to increase in the stockpiles.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 275,122 and tonnes processed of 204,764 were, as previously mentioned, due to the ore added to the stock pile inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 Mine) to September 30, 2015 is estimated at 60%.

For the nine months ended September 30, 2015, production increased by 115% to 52,274 gold equivalent ounces, compared to 24,320 ounces in the same period of 2014. The increase in production was primarily due to 179% higher grades, partly offset by a 10% decrease in tonnes processed in the nine month period of 2015 compared to 2014.

Sales

Mining of higher grades and improved operating efficiencies contributed to significant improvement in operations at the El Gallo 1 Mine during the nine month period ended September 30, 2015, which resulted in the increase in volume of ounces of gold sold during that period.  For the three months ended September 30, 2015, sales from the El Gallo 1 Mine amounted to $22.5 million, compared to $8.9 million for the same period in 2014, an increase of 154%. The increase is mainly due to a 190% increase in the number of ounces of gold equivalent sold of 20,040 from 6,895, offset by a 12% decrease in the average realized prices during the third quarter of 2015 compared to 2014.

For the nine months ended September 30, 2015, sales increased by 95% to $61.5 million from $31.6 million in 2014. This increase is primarily due to a 114% increase in the total number of ounces of gold equivalent sold, with 52,434 gold equivalent ounces sold in the nine months period of 2015 compared to 24,480 ounces in the 2014 period. This increase was offset by a decrease in the average realized prices, as average realized prices for gold equivalent decreased by 9% to $1,174 per ounce from $1,290 per ounce during the comparable period.

Total Cash Costs and All-In Sustaining Costs

Total cash costs for the El Gallo 1 Mine per gold equivalent ounce for the quarter ended September 30, 2015 were $454 per gold equivalent ounce sold, compared to $1,367 per gold equivalent ounce sold for the same period in 2014. The significant decrease in total cash costs is primarily due to an overall reduction in the cost per tonne mined during the period, coupled with higher grades processed that resulted in a greater number of gold equivalent ounces produced and sold.

All-in sustaining cash costs for the quarter ended September 30, 2015 were $570 per gold equivalent ounce, compared to $1,730 per gold equivalent ounce in the same period in 2014. The 67% lower all-in cash cost per gold equivalent ounce is attributable to higher average grades processed during 2015 and higher number of gold equivalent ounces sold compared to the prior period.

For the nine months ended September 30, 2015, total cash costs per gold equivalent ounce decreased year-over-year by 55% to $429 per gold equivalent ounce, compared to $951 in 2014 due to lower production cost per gold equivalent ounce as a result of the improved operating efficiencies at the El Gallo 1 Mine. All-in sustaining costs per gold equivalent ounce decreased by 56%, to $578 per gold equivalent ounce in 2015 compared to $1,316 per ounce in 2014. The decrease in all-in sustaining costs was primarily due to higher average grades mined and processed that resulted in the increase in number of gold equivalent ounces produced and sold, which were offset by higher reclamation accretion due to an increase in the obligation estimated in 2015 compared to 2014. As previously mentioned, total cash costs and all-in sustaining costs at our El Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the cost to produce those ounces.

Results of Consolidated Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

General.  Our results of operations, net of impairment charges, improved significantly in the three and nine months of 2015, primarily based on the improvement in operations at the El Gallo 1 Mine and despite declining precious metals prices.  For the three months ended September 30, 2015, we reported net income of $2.6 million or $0.01 per share, compared to a net loss of $13.0 million or $0.04 per share for the same period in 2014. The net income for the third quarter of 2015 was the result of higher revenue from a greater number of ounces sold and lower production costs due to higher average grades mined and produced during the quarter, compared to 2014.  Further, in the comparable period in 2014, we recorded a $4.4 million loss from our investment in MSC, while the loss recognized during the same period of 2015 was $1.6 million.

Revenue.  Gold and silver sales in the three months ended September 30, 2015 totaled $22.5 million, compared to $8.9 million for the same period in 2014. Ounces of gold and silver sold from our El Gallo 1 Mine increased year-over-year, although the benefit from higher sales volume was partly offset by lower average sales prices realized in the three months ended September 30, 2015 compared to the same period in 2014.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the three months ended September 30, 2015 totaled $18.8 million, compared to $23.6 million in the 2014 period. The decrease was primarily a result of lower mine construction, exploration, property holding and general and administrative costs, coupled with a smaller loss from MSC, mentioned above.

Production costs applicable to sales at the El Gallo 1 Mine were $11.2 million in the three months ended September 30, 2015, compared to $11.0 million for the same period in 2014. Production costs in the third quarter of 2015 were higher than those in the comparable quarter of 2014 due to the higher volume of ounces produced than in prior period.  Further, production costs at our El Gallo 1 Mine include the cost of production of approximately 6,300 gold equivalent ounces stolen in April 2015, and are offset by the corresponding portion of insurance proceeds that approximated the actual cost to produce those ounces.  In the same period of 2014, we experienced operating challenges as a result of severe rainfalls that lower haulage rates and crusher throughput that prevented the mining of higher grade ore, in comparison to 2015.  Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine construction costs were $nil in the third quarter of 2015 compared to $0.6 million in the same period in 2014. Mine construction costs in 2014 were incurred on an induction furnace to handle the increased doré production from the El Gallo 1 expansion, as well as the road construction from the Lupita pit to the crusher.  As noted in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014, these costs are expensed rather than capitalized as we have not demonstrated the existence of proven or probable reserves at the El Gallo 1 in accordance with SEC Industry Guide 7.

Mine development costs, which are comprised of engineering and development costs for the El Gallo 2, remained generally consistent at $0.1 million during the three months ended September 30, 2015 compared to $nil during the same period in 2014. As mentioned previously, no final production decision at our El Gallo 2 has been made.

Exploration costs in 2015 decreased from the 2014 period from $2.3 million to $1.8 million, due to lower exploration activity, particularly in Mexico and Nevada. During the 2015 period, we spent $0.3 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project.  This compares to $0.2 million in exploration expenditures in the comparable period in 2014.  For Mexico, during the 2015 period, we spent $0.8 million in exploration expenditures, including approximately 10,000 ft. (3,050 m) of drilling primarily at the El Gallo 1 Mine, compared to $1.2 million for 16,950 ft. (5,165 m) in 2014. For Nevada, we spent during the 2015 period $0.7 million in exploration expenditures, which included drilling of approximately 2,590 ft. (800 m) at the Lucky Friday Bar project, compared to $0.9 million in the comparable period in 2014 for approximately 2,600 ft. (800 m) at the South Roberts project.

Property holding costs decreased slightly period-over-period to $2.1 million in the 2015 period from $2.4 million in the 2014 period.

General and administrative costs decreased to $2.3 million from $2.5 million during the three months ended September 30, 2015 compared to the same period in 2014.

Our loss on investment in MSC, net of amortization, during the three months ended September 30, 2015 was $1.6 million, compared to $4.4 million in the 2014 period. The decrease in net loss is the result of MSC’s higher net sales in 2015 obtained from the higher volume of ounces of silver and gold sold, as well as higher average grades in tonnes produced which resulted in lower production costs per ounce, despite the decrease in realized average prices of gold and silver noted during 2015.

During the three month period ended September 30, 2015, we recognized a total pre-tax impairment charge of $1.2 million, mainly related to our Gold Bar Project in Nevada, along with a deferred income tax recovery of $0.4 million.  This impairment results from revisiting our decision to drop non-essential claims at our projects, in order to reduce annual property holding costs.  In comparison, during the same period of 2014, no impairment had been recorded.

Interest expense and other expense increased to $0.7 million during the three month period ended September 30, 2015 mainly due to the accrual of stamp tax and penalties of $0.5 million recognized for our Argentine subsidiaries coupled with lower interest income earned, in comparison with the same period in 2014.

Recovery of income taxes.  Recovery of income taxes was $1.6 million in the 2015 period, compared to $8.7 million in the 2014 period.  Income tax recovery decreased because in the third quarter of 2014 the amount included a $22.5 million tax recovery resulting from the impairment of the Los Azules Project, whereas in 2015 it included a $0.4 million tax recovery resulting from the impairment of the Gold Bar and Tonkin Projects mentioned above.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

General.  For the nine months ended September 30, 2015, our net loss was $5.5 million or $0.02 per share, compared to a net loss of $99.2 million or $0.33 per share for the same period in 2014.  The decrease in net loss during the 2015 period was mainly due to lower production costs of $28.9 million, lower pre-tax impairment charge of $29.7 million and lower mine construction costs of $0.4 million, partly offset by a $4.0 million net loss recognized from our investment in MSC.  In comparison, in 2014 most of the net loss was the result of a $120.4 million pre-tax impairment charge of the Los Azules project, recognized during the nine month period,

Revenue.  Gold and silver sales in the nine months ended September 30, 2015 totaled $61.5 million.  This compares to $31.6 million for the same period in 2014. Ounces of gold and silver sold from our El Gallo 1 Mine increased period-over-period by 114% and 176%, respectively, although the benefit from higher sales volume was partly offset by lower average sales prices realized in the nine months ended September 30, 2015 compared to the same period in 2014.

Costs and Expenses.  Total costs and expenses, excluding impairment charges, in the nine months ended September 30, 2015 totaled $53.8 million, compared to $55.9 million in the 2014 period. The decrease is the result of lower production costs and lower mine construction costs offset by the higher net loss recognized from our investment in MSC.

Production costs applicable to sales at the El Gallo 1 Mine were $28.9 million in the nine months ended September 30, 2015, compared to $30.4 million for the same period in 2014.  Although more ounces were sold during the 2015 period compared to 2014, the reduction in mining costs is due to higher average grades resulting in a net decrease in production costs applicable to sales.  In 2014, production costs were also higher due higher average strip ratio, higher haulages and operating challenges faced due to severe rainfalls.

Mine construction costs were $nil in the nine months ended September 30, 2015 compared to $1.7 million in the same period in 2014. Mine construction costs in 2014 were incurred in relation to the El Gallo 1 expansion from a nominal 3,000 tonnes per day to 4,500 tonnes per day, which was completed during the fourth quarter of 2014.

Mine development costs, which are comprised of engineering and development costs for the El Gallo 2, were $0.5 million in the nine months ended September 30, 2015, compared to $1.8 million in the same period in 2014.  In 2014, mine development costs included a payment of $1.4 million for the Land Use Change permit, made in January 2014.

Exploration costs in 2015 decreased slightly, from $7.6 million in 2014 to $7.3 million in 2015, due to a decrease in exploration activity in Mexico and Nevada.  During the 2015 period, we spent $1.2 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project, compared to $0.9 million in the same period in 2014.  For Mexico, during the 2015 period, we spent $3.7 million in exploration, including approximately 55,225 ft. (16,837 m) of drilling primarily at the El Gallo 1 Mine, compared to $4.1 million in exploration expenditures for approximately 60,970 ft. (18,580 m), incurred in 2014.  For Nevada, expenditures remained consistent with the comparable period, at $2.2 million, which include infill drilling of approximately 13,360 ft. (4,070 m) at the Gold Bar project and 12,610 ft. (3,845 m.) at Lucky Friday project, compared to approximately 7,180 ft. (2,190 m) at the South Roberts project and 2,670 ft. (810 m) at the Grass Valley project.

Property holding costs decreased slightly to $4.1 million in the 2015 period, compared to $4.6 million in the 2014 period.

General and administrative costs decreased slightly in the 2015 period to $8.8 million compared to $9.0 million in 2014.

Our loss on investment in MSC, net of amortization, during the nine months ended September 30, 2015 was $4.0 million, compared to income of $0.2 million in the 2014 period. The loss in 2015 was primarily due to lower revenue due to lower average realized prices, coupled with increased cost due to the labour stoppage in 2015 that was longer in time than in the previous year.

During the nine month period ended September 30, 2015, we recognized a total pre-tax impairment charge of $29.7 million, along with a deferred income tax recovery of $10.4 million, for a net impairment charge of $19.3 million for 2015.  This compares to $120.4 million impairment to the Los Azules Project, which, as discussed above, resulted in a deferred income tax recovery of $22.5 million, for a net impairment charge of $97.9 million for the nine months ended September 30, 2014.

Net interest and other income increased to $2.4 million during the nine month period ended September 30, 2015, compared to $0.5 million in 2014 due to the accrual of insurance proceeds receivable related to the theft of gold in concentrate stolen from our refinery in Mexico, in April 2015, that were collected on July 16, 2015, offset by $0.5 million of stamp tax and penalties accrued for our Argentine subsidiaries.

Recovery of income taxes.  Recovery of income taxes was $15.1 million in the 2015 period, compared to $52.7 million in the 2014 period.  The income tax recovery recognized in the nine month period of 2014 included a $22.5 million tax recovery resulting from the impairment of the Los Azules Project, as well as a recovery of $23.7 million due to the impact of the devaluating Argentine peso on peso-denominated deferred income tax liabilities, while in 2015 the recovery of income taxes includes a deferred income tax recovery of $10.4 million related to the impairment of the Gold Bar and Tonkin projects discussed above, and foreign exchange of $2.9 million..

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended September 30, 2015 were $674 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $1,009 per gold equivalent ounce in the same period in 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, total cash costs per gold equivalent ounce for the second quarter of 2014 would have been $1,091.  While total cash costs increased from the 2014 period to the 2015 period, we produced significantly more ounces in 2015 due to improvements in production from the El Gallo 1 Mine.

On an aggregate basis, total cash costs increased from $25.3 million for the three month period ended September 30, 2014 to $28.2 million in the comparable period in 2015.  The increase in total cash costs was a result of higher total cash costs at the San José Mine, partly offset by a decrease in total cash costs at the El Gallo 1 Mine, previously discussed.  In the comparable period in 2014 total cash costs at the El Gallo 1 Mine were affected mainly by higher strip ratios and higher haulage costs incurred in 2014.

Consolidated all-in sustaining costs for the quarter ended September 30, 2015 were $914 per gold equivalent ounce, compared to $1,448 per gold equivalent ounce in the same period in 2014, based on a silver to gold ratio of 60:1. Using a

75:1 conversion ratio, all-in sustaining costs per gold equivalent ounce for the second quarter of 2014 would have been $1,566.

On an aggregate basis, all-in sustaining costs increased from $36.3 million for the three month period ended September 30, 2014 to $38.2 million in the 2015 period.  The increase was a result of the increase in all-in sustaining costs of our attributable 49% share of interest in the San José Mine, partly offset by a decrease in all-in sustaining costs at our El Gallo 1 Mine resulting from higher tonnes processed at higher average grades, and lower mine construction and pre-stripping costs, in comparison with the same period in 2014.

Consolidated all-in costs for the quarter ended September 30, 2015 were $1,008 per gold equivalent ounce sold, compared to $1,655 per gold equivalent ounce for the quarter ended September 30, 2014, based on a silver to gold ratio of 60:1. Using a 75:1 conversion ratio, all-in costs per gold equivalent ounce for the second quarter of 2014 would have been $1,779. On an aggregate basis, all-in costs increased from $41.2 million for the three month period ended September 30, 2014 to $42.2 million in 2015, primarily as a result of higher mine development and mine construction costs, net of a decrease in exploration expenses, in comparison with 2014.

Consolidated total cash costs for the nine months ended September 30, 2015 were $686 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $870 in 2014, based on a silver to gold ratio of 60:1, or $943 when based on a silver to gold ratio of 75:1. Consolidated all-in sustaining costs for the nine months ended September 30, 2015 were $967 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $1,264 from the 2014 period, based on a silver to gold ratio of 60:1, or $1,370 when based on a silver to gold ratio of 75:1. Consolidated all-in costs for the nine months ended September 30, 2015 were $1,064 per gold equivalent ounce sold, based on a silver to gold ratio of 75:1, compared to $1,454 from the 2014 period, based on a silver to gold ratio of 60:1, or $1,576 when based on a silver to gold ratio of 75:1. The decrease in costs in 2015 compared to 2014 is primarily due to the higher grades and greater number of ounces of gold equivalent sold, particularly at the El Gallo 1 Mine, compared to higher costs incurred in 2014 due to greater mine construction and development costs related to the El Gallo 1 expansion and the El Gallo 2 ball mill construction.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $30.0 million, comprised of current assets of $56.9 million and current liabilities of $26.9 million. This represents an increase of approximately $14.4 million from the working capital balance of $15.6 million as of December 31, 2014, mainly driven by cash generated from operations at our El Gallo 1 Mine.  As at September 30, 2015, our current liabilities include accounts payable balance of $7.0 million (2014 - $6.7 million) related to the registration taxes on intercompany financing agreements with certain of our subsidiaries, and $2.5 million (2014 - $2.5 million) for our long-term trust fund obligation for the closure of the Tonkin mine in Nevada. Timing of payment of these obligations is yet to be determined and the obligations are accordingly recorded as current liabilities. Current liabilities also include a $5.2 million short-term bank indebtedness obtained by our subsidiary in Mexico during the quarter ended September 30, 2015, and which is secured by the IVA receivable balance held locally.

We believe our working capital at September 30, 2015 is sufficient to fund ongoing exploration and corporate activities over the next 12 months. Our sources of working capital at September 30, 2015 include cash and marketable securities investments on hand, other current assets and cash flows from the El Gallo 1 Mine.  However, in order to fund the development of either Gold Bar or El Gallo 2, we would need to raise additional capital. We would consider various financing methods to complete the development and construction of these projects, which may include incurring debt, issuing additional equity, equipment leasing and other forms of capital. Our ability to build these projects is dependent on one or several of the alternatives being completed.

Net cash provided by operations for the nine months ended September 30, 2015 was $16.7 million compared to net cash used in operations of $9.4 million in the same period of 2014. Our El Gallo 1 Mine contributed $59.2 million in cash from sales to operating cash flows in the nine month period of 2015 compared to $31.6 million in 2014. The increase in cash from sales and the decrease in cash paid to suppliers was partially offset by a decrease in our dividend from MSC to $0.5 million 2015, compared to $9.5 in the same period of 2014.

Cash used in investing activities for the nine months ended September 30, 2015 was $1.6 million, compared to cash provided by investing activities of $2.0 million in the same period of 2014, primarily due to the $1.1 million acquisition of certain available for sale securities during the 2015 period, in comparison to the $5.2 million release of the restricted deposit for reclamation in the prior year.

Cash provided by financing activities for the nine months ended September 30, 2015 was $3.7 million, compared to $1.4 million in the comparable period in 2014, due to a line of credit obtained by our Mexican subsidiary on May 29, 2015, 2015, and our draw of the entire amount available on June 1, 2015, offset by the payment of $1.5 million return of capital distribution paid in August 2015.

Overall, cash increased by $18.5 million from December 31, 2014 to September 30, 2015. Comparatively, from December 31, 2013 to September 30, 2014 cash decreased by $6.7 million.

In an effort to manage our liquidity, during the third quarter of 2013, we entered into an agreement with one of our mining contractors to settle parts of our expected account payable with shares of our common stock, up to a maximum of 2,500,000 shares, as discussed in Note 7 to the Consolidated Financial Statements, Shareholders’ Equity. As at September 30, 2015, we were required to issue a cumulative total of approximately 712,830 common shares under the arrangement, of which approximately 393,190 were issued in the year ended December 31, 2014 and 430,295 in the nine months ended September 30, 2015 at a fair value of approximately $0.4 million in the 2015 period. During the nine month period ended September 30, 2015, the agreement with this mining contractor expired and was renegotiated.  Under the revised agreement, the option for stock based payment was eliminated.

Due to our improving operational performance and growing cash reserves, the Board of Directors declared an annual return of capital distribution of $0.01 per share of common stock and per exchangeable share. The return of capital distribution will be paid on a semi-annual basis, with the first installment of $0.005 paid on August 17, 2015 to shareholders of record on July 31, 2015. The second semi-annual return of capital distribution installment will be made in February 2016. Whether future returns of capital distributions will be declared depends upon our future growth and earnings, of which there can be no assurance, as well as our future cash flow needs.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate, among other things, revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

Earnings (loss) from Mining Operations

The term Earnings (loss) from Mining Operations used in this report is a non-GAAP financial measure. We use and report this measure because we believe it provides investors and analysts with a useful measure of the underlying earnings from our mining operations.

We define Earnings (loss) from Mining Operations as Gold and Silver Revenues from our El Gallo 1 Mine and our 49% attributable share of the San José Mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we deduct this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine-site level. The San José Mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 5 of the accompanying financial statements.

The following table presents a reconciliation of Earnings (loss) from Mining Operations to Gross Profit, a U.S. GAAP financial measure.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
El Gallo 1 Mine earnings (loss) from mining operations
Gold and silver sales	$22,503	$8,853	$61,545	$31,620
Production costs applicable to sales	(11,170)	(10,997)	(28,912)	(30,424)
Gross profit (loss)	11,333	(2,144)	32,633	1,196
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	322	322	966	966
El Gallo 1 Mine earnings (loss) from mining operations	11,655	(1,822)	33,599	2,162
San José earnings (loss) from mining operations (49% attributable basis)
Net sales	22,225	18,749	69,142	72,709
Production costs applicable to sales	(20,466)	(17,707)	(58,771)	(57,634)
San José earnings from mining operations	1,759	1,042	10,371	15,075
Consolidated earnings (loss) from mining operations	13,414	(780)	43,970	17,237

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The term adjusted net income (loss) and adjusted net income (loss) per share used in this report are non-GAAP financial measures. We use and report these measures because we believe it provides investors and analysts with a useful measure of the underlying operating performance of our core mining business.

Adjusted net income (loss) excludes the following items from net income (loss) as reported in accordance with U.S. GAAP:

•	impairment charges (including inventory and VAT receivable write-downs, and impairments of long-lived assets), and the related income tax recovery;
•	foreign currency gains and losses, including the impact of foreign currency fluctuations on our deferred income tax liabilities denominated in Argentine peso; and
•	other non-recurring items, as applicable.

The following table presents a reconciliation of Adjusted Net Income (Loss) to Net Income (Loss), a U.S. GAAP financial measure.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$2,633	$(13,033)	$(5,462)	$(99,168)
Other non-cash adjustments	—	—	355	340
Impairment of mineral property interests, net of income taxes	790	—	19,297	97,941
Registration taxes on intercompany financing agreements (non-recurring)	—	6,712	—	6,712
Gain on sale of assets, net of income taxes	(9)	—	(13)	—
Foreign currency loss	162	633	366	932
Portion of income on investment in MSC resulting from foreign currency fluctuations	(2,343)	(306)	(7,615)	(6,316)
Portion of income tax recovery resulting from foreign currency fluctuations	(919)	(2,347)	(2,919)	(23,695)
Adjusted net income (loss)	314	(8,341)	4,009	(23,254)
Adjusted net income (loss) per share - basic and diluted	$0.00	$(0.03)	$0.01	$(0.08)
Weighted average common shares outstanding (thousands) - basic	300,530	297,164	300,420	297,162

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

Costs excluded from total cash costs, sustaining all-in sustaining costs and all-in costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items, as described in Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share above.

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 52% of the value of the sales in the third quarter of 2015 was derived from gold and 48% was derived from silver.  This compares to 53% and 47% for gold and silver, respectively, for the same period in 2014. For the nine months ended September 30, 2015, approximately 51% of the value of the sales was derived from gold and 49% from silver, compared to 50% and 50% for the comparable period in 2014, respectively.

The following tables reconcile these non-GAAP measures to the most directly comparable U.S. GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José Mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per ounce)		(in thousands, except per ounce)
Production costs applicable to sales	$11,170	$10,997	$28,912	$30,424
Less: Depreciation	(322)	(322)	(966)	(966)
Less: Pre‑stripping costs for future pit access	(1,905)	(1,563)	(5,710)	(6,711)
On‑site general and administrative expenses	147	311	610	878
Property holding costs	13	14	26	27
Other non‑cash adjustments	—	—	(355)	(340)
Total cash costs (El Gallo 1 Mine)	$9,103	$9,437	$22,517	$23,312
McEwen’s share of MSC total cash costs (49%)	19,082	15,843	56,760	53,590
Consolidated total cash costs	$28,185	$25,280	$79,277	$76,902
Per gold equivalent ounce sold:
Total cash costs (El Gallo 1 Mine)	$454	$1,367	$429	$951
McEwen’s share of MSC total cash costs (49%)	876	873	900	839
Consolidated total cash costs (including McEwen’s share of MSC)	674	1,009	686	870

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per ounce)		(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$9,103	$9,437	$22,517	$23,312
Operating site reclamation accretion and amortization	172	201	956	602
On‑site exploration expenses	240	425	1,144	1,332
Mine construction and capital expenditures (sustaining)	—	320	—	320
Pre‑stripping costs for future pit access	1,905	1,563	5,710	6,711
All‑in sustaining costs (El Gallo 1 Mine)	$11,420	$11,946	$30,327	$32,277
McEwen’s share of MSC all‑in sustaining costs (49%)	24,699	22,088	73,214	71,352
Corporate general and administrative expenses	2,129	2,238	8,151	8,111
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$38,248	$36,272	$111,692	$111,740
Per gold equivalent ounce sold:
All‑in sustaining costs (El Gallo 1 Mine)	$570	$1,730	$578	$1,316
McEwen’s share of MSC all‑in sustaining costs (49%)	1,134	1,217	1,160	1,117
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	914	1,448	967	1,264

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per ounce)		(in thousands, except per ounce)

Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$38,248	$36,273	$111,692	$111,740
Property holding costs (non‑sustaining)	2,060	2,366	4,035	4,541
Reclamation accretion and amortization (non‑operating sites)	25	29	88	97
Exploration expenses (non‑sustaining)	1,590	1,881	6,108	6,291
Mine development (non‑sustaining)	112	31	449	3,189
Mine construction and capital expenditures (non‑sustaining)	115	641	548	2,659
Consolidated all‑in costs (including McEwen’s share of MSC)	$42,150	$41,220	$122,920	$128,517
Per gold equivalent ounce sold:
Consolidated all‑in costs (including McEwen’s share of MSC)	$1,008	$1,655	$1,064	$1,454

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

	Three months ended September 30,
	2015			2014
	(in thousands, except ounce and per ounce)
	El Gallo	MSC		El Gallo	MSC
	Phase 1	(49% interest)	Total	Phase 1	(49% interest)	Total
Gold sales	$22,412	$12,060	$34,472	$8,799	$10,435	$19,234
Silver sales	91	11,149	11,240	54	9,274	9,328
Gold and silver sales	$22,503	$23,209	$45,712	$8,853	$19,709	$28,562
Gold ounces sold	19,960	11,205	31,165	6,854	8,767	15,621
Silver ounces sold	6,000	793,768	799,768	3,057	563,112	566,169
Gold equivalent ounces sold	20,040	21,788	41,828	6,905	18,152	25,057
Average realized price per gold ounce sold	$1,123	$1,076	$1,106	$1,284	$1,190	$1,231
Average realized price per silver ounce sold	$15.17	$14.05	$14.05	$17.66	$16.47	$16.48
Average realized price per gold equivalent ounce sold	$1,123	$1,065	$1,093	$1,282	$1,086	$1,140

	Nine months ended September 30,
	2015			2014
	(in thousands, except ounce and per ounce)
	El Gallo	MSC		El Gallo	MSC
	Phase 1	(49% interest)	Total	Phase 1	(49% interest)	Total
Gold sales	$61,030	$36,715	$97,745	$31,401	$38,060	$69,461
Silver sales	515	35,740	36,255	219	38,302	38,521
Gold and silver sales	$61,545	$72,455	$134,000	$31,620	$76,362	$107,982
Gold ounces sold	52,015	32,155	84,170	24,328	29,961	54,289
Silver ounces sold	31,446	2,320,277	2,351,723	11,417	2,035,073	2,046,490
Gold equivalent ounces sold	52,434	63,092	115,526	24,518	63,879	88,397
Average realized price per gold ounce sold	$1,173	$1,142	$1,161	$1,291	$1,270	$1,279
Average realized price per silver ounce sold	$16.38	$15.40	$15.42	$19.18	$18.82	$18.82
Average realized price per gold equivalent ounce sold	$1,174	$1,148	$1,160	$1,290	$1,195	$1,222

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

Consolidated gold equivalent ounces sold

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gold equivalent ounces sold (El Gallo 1 Mine)	20,040	6,905	52,434	24,518
McEwen’s share of MSC gold equivalent ounces sold	21,788	18,153	63,092	63,879
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	41,828	25,058	115,526	88,397
Silver : gold ratio	75 : 1	60:1	75 : 1	60:1

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of September 30, 2015, no liability has been recognized for our surety bonds of $4.9 million.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-30% on an annual basis.  In 2013 and 2014 the peso devalued by 29% and 28% respectively. During the nine months ended September 30, 2015, the Argentine peso devalued 10%.  Due to restrictions in holding other currencies, MSC holds all of its local cash balances in Argentine pesos and is therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

The line of credit obtained by our Mexican subsidiary during the second quarter of 2015 is denominated in Mexican Pesos, and therefore is subject to the fluctuation in currency exchange rate against the US dollar.  The total balance withdrawn as of September 30, 2015 was Mexican peso 90,000,000, equivalent to approximately $5.3 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.05 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Further, we are also subject to foreign currency risk on the fluctuation of in the Mexican peso on our VAT receivable balance. As of September 30, 2015, our VAT receivable balance was Mexican peso 183,450,711,  equivalent to approximately $10.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the nine month period ended September 30, 2015, the Mexican peso devalued 13% against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $1.0 million (C$1.4 million) at September 30, 2015, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).  We also hold negligible portions of our cash reserves in Mexican and Argentine peso.

Interest Rate Risk

In Mexico, our exposure to interest rate risk arises from the interest due on the line of credit obtained by our subsidiary during the second quarter of 2015.  The applicable interest on this line of credit is based on a fixed portion of 2.5% per annum plus a variable portion determined by the 91 day Interbank Equilibrium Interest Rate (“TIIE”) rate published by the Bank of Mexico, and which is payable quarterly. The 91 day TIIE rate listed as of September 30, 2015 was 3.31%.  If interest rates rise before the line of credit is retired, we may incur in greater expense related to the variable part of the interest calculation.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $61.5 million for the nine months ended September 30, 2015 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of September 30, 2015 would have had an impact of approximately $5.8 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2015,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $10.9 million as at September 30, 2015

In Nevada, we are required to provide security to cover our projected reclamation costs. As at September 30, 2015, we have surety bonds of $4.9 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 1.5% of their value, with an upfront deposit of 10%. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2015, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and in our Form 10-K for the year ended December 31, 2014 and the other reports we file with the SEC. The following risk factors update and supplement the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2014 and other reports subsequently filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

If we continue to fail to meet all applicable New York Stock Exchange listing requirements and the New York Stock Exchange determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). In order to maintain our listing, we must satisfy minimum financial and other requirements. On July 1, 2015, we received a notice from the NYSE stating that, for 30 consecutive trading days preceding the notice date, the average closing price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the NYSE as set forth in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). In accordance with Section 802.01C, we have been provided six months, or until January 4, 2016 (the cure period”), to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more on the last trading day of any month during the cure period and maintain an average closing share price of at least $1.00 over the 30 day trading period ending on the last trading day of that month. In the event we do not meet the minimum price requirement during the six month grace period, we may need to implement measures to improve the share price that require shareholder approval, including a reverse stock split, to regain compliance with the NYSE listing standards.

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

As of September 30, 2015, a number of our employees were represented by different trade unions and work councils. Further, as of that date, we had approximately 1,300 employees, representing 90% of our employee base, in foreign locations. In foreign countries in which we operate, by law, certain of our employees and contractors are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015, we issued 430,295 shares of our common stock (the “Shares”) under our Mining Production Work Agreement, the First Amendment thereto dated September 23, 2013, and the Second Amendment thereto dated February 10, 2014 (together the “Agreement”) between, among others, our Company and one of our mining contractors.  Under the Agreement, we agreed to issue up to 2,500,000 Shares to the contractor as partial payment for the mining services performed by the contractor.  The number of Shares was determined monthly, based on the amount payable by us for mining services rendered above a certain production threshold, using the closing price quoted on active markets at the end of every month, but in no event were the shares issued under the Agreement to exceed 2,500,000.  The Shares were issued to the contractor in reliance on an exemption from registration provided under Regulation S adopted pursuant to the Securities Act of 1933.  The maximum number of shares to be issued pursuant to the Agreement was less than 1% of the 299,099,879 outstanding shares of the Company’s common stock (which number includes 29,879,495 exchangeable shares) as of November 5, 2014.  The Agreement was terminated on February 1, 2015, and a cumulative total of 823,482 shares of common stock were issued under the aforementioned terms.

Share Repurchase Program

On October 1, 2015, we announced that our Board of Directors had approved a common stock repurchase plan, under which up to 13,716,268 common shares (representing approximately 5% of the total outstanding common shares as of September 30, 2015), may be purchased over the twelve-month period during which the program remains open. In addition, the Board of Directors determined that a maximum of $15 million may be spent on repurchases. The price to be paid for common shares in open market transactions will be the market price at the time of purchase. Any common shares that are purchased will be cancelled.  We have no obligation to repurchase any shares under this repurchase program authorization, and the repurchase program may be suspended, discontinued or modified at any time, in the discretion of the Board of Directors.  Daily purchases (other than pursuant to a block purchase exception) on the NYSE are limited to 25% of the average daily trading volume for the preceding four weeks.  As of November 5, 2015, no common stocks have been repurchased.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Y. Ing.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Y. Ing.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the Nine Months Ended September 30, 2015 and 2014, (iv) the Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 5, 2015	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Y. Ing
Date: November 5, 2015	By Perry Y. Ing,
Vice President and Chief Financial Officer