Form 10-Q
period 2016-03-31
McEwen Mining Inc.
filed 2016-05-05
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 277,044,650 shares outstanding as of May 2, 2016 (and 21,031,091 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2016	2015
REVENUE:
Gold and silver sales	$21,190	$22,882
	21,190	22,882
COSTS AND EXPENSES
Production costs applicable to sales	9,067	10,454
Mine development costs	698	174
Exploration costs	1,740	2,342
Property holding costs	1,147	1,492
General and administrative	2,768	3,208
Depreciation	239	272
Accretion of asset retirement obligation (note 4)	124	101
Income from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(4,963)	(329)
Total costs and expenses	10,820	17,714
Operating income	10,370	5,168
OTHER INCOME (EXPENSE):
Interest income (expense) and other income (expense)	228	(98)
Gain on sale of marketable equity securities (note 2)	22	—
Other-than-temporary impairment on marketable equity securities (note 2)	(285)	—
Foreign currency gain (loss)	783	(212)
Total other income (expense)	748	(310)
Income before income taxes	11,118	4,858
Income taxes recovery (note 8)	1,867	1,163
Net income	12,985	6,021
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available-for-sale securities, net of taxes	(124)	(165)
Comprehensive income	$12,861	$5,856
Net income per share (note 9):
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average common shares outstanding (thousands) (note 9):
Basic	298,242	297,255
Diluted	298,554	297,266

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,623	$25,874
Investments (note 2)	460	1,032
Value added taxes receivable	4,126	10,032
Inventories (note 3)	15,769	14,975
Other current assets	1,994	2,530
Total current assets	56,972	54,443
Mineral property interests (note 4)	237,373	237,245
Investment in Minera Santa Cruz S.A. (note 5)	169,444	167,107
Property and equipment, net	15,664	15,759
Other assets (note 13)	537	531
TOTAL ASSETS	$479,990	$475,085
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,072	$18,429
Short-term bank indebtedness (note 6)	—	3,395
Current portion of asset retirement obligation (note 4)	215	215
Total current liabilities	17,287	22,039
Asset retirement obligation, less current portion (note 4)	7,693	7,569
Deferred income tax liability (note 8)	25,014	26,899
Deferred rent expense	278	286
Total liabilities	$50,272	$56,793

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 277,022 as of March 31, 2016 and 274,421 as of December 31, 2015 issued and outstanding (in thousands)
Exchangeable: 21,054 shares as of March 31, 2016 and 24,213 shares as of December 31, 2015 issued and outstanding (in thousands)	1,357,424	1,359,144
Accumulated deficit	(927,042)	(940,027)
Accumulated other comprehensive loss	(664)	(825)
Total shareholders’ equity	429,718	418,292
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$479,990	$475,085

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent events, note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Stock-based compensation	—	409	—	—	409
Shares issued for settlement of accounts payable	430	443	—	—	443
Unrealized loss on available-for-sale securities, net of taxes	—	—	(165)	—	(165)
Net income	—	—	—	6,021	6,021
Balance, March 31, 2015	300,530	$1,361,520	$(41)	$(913,556)	$447,923

Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation	—	353	—	—	353
Return of capital distribution (note 7)	—	(1,491)	—	—	(1,491)
Share repurchase (note 7)	(558)	(582)	—	—	(582)
Other-than-temporary impairment on marketable equity securities (note 2)	—	—	285	—	285
Unrealized loss on available-for-sale securities, net of taxes	—	—	(124)	—	(124)
Net income	—	—	—	12,985	12,985
Balance, March 31, 2016	298,076	$1,357,424	$(664)	$(927,042)	$429,718

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Cash paid to suppliers and employees	$(8,457)	$(16,468)
Cash received from gold and silver sales	20,319	21,985
Dividends received from Minera Santa Cruz S.A. (note 5)	2,626	—
Interest received	220	98
Cash provided by operating activities	14,708	5,615
Cash flows from investing activities:
Acquisition of mineral property interests	(450)	—
Additions to property and equipment	(145)	(192)
Investment marketable equity securities (note 2)	—	(1,114)
Cash used in investing activities	(595)	(1,306)
Cash flows from financing activities:
Repayment of short-term bank indebtedness (note 6)	(3,395)	—
Return of capital distribution (note 7)	(1,489)	—
Share repurchase (note 7)	(582)	—
Cash used in financing activities	(5,466)	—
Effect of exchange rate change on cash and cash equivalents	102	(120)
Increase in cash and cash equivalents	8,749	4,189
Cash and cash equivalents, beginning of period	25,874	12,380
Cash and cash equivalents, end of period	$34,623	$16,569

Reconciliation of net income to cash provided by operating activities:
Net income	$12,985	$6,021
Adjustments to reconcile net income from operating activities:
Income from investment in Minera Santa Cruz S.A., net of amortization	(4,963)	(329)
Other-than-temporary impairment on marketable equity securities (note 2)	285	—
Recovery of deferred income taxes	(1,867)	(1,163)
Gain on sale of marketable securities	(22)	—
Stock-based compensation	353	409
Depreciation	239	272
Accretion of asset retirement obligation	124	101
Amortization of mineral property interests and asset retirement obligations	322	322
Foreign exchange (gain) loss	(102)	120
Change in non-cash working capital items:
Decrease in VAT taxes receivable, net of collection of $6,771 (2015 - $2,746)	5,905	1,334
Increase (decrease) in other assets related to operations	206	(129)
Decrease in liabilities related to operations	(1,383)	(1,343)
Dividends received from Miners Santa Cruz S.A	2,626	—
Cash provided by operating activities	$14,708	$5,615

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

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

The Company operates in Mexico, Argentina, and the United States.  It owns and operates the producing El Gallo 1 Mine in Sinaloa, Mexico. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner and operator of the producing San José Mine in Santa Cruz, Argentina, which is controlled by the majority owner of the joint venture, Hochschild Mining plc (‘‘Hochschild’’).  In addition to its operating properties, the Company holds interests in numerous exploration stage properties and projects in Mexico, Argentina and the United States.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, the Consolidated Balance Sheets as at March 31, 2016 (unaudited) and December 31, 2015, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Business Combinations – Simplifying the Accounting for Measurement Period Adjustments:  In September 2015, the FASB issued amended guidance which requires measurement period adjustments to be recorded in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be retrospectively recorded in prior period financial information. This amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued.  The Company adopted this new guidance as of March 31, 2016, and as a result there was no impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers – Deferral of the Effective Date: In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2015-09. ASU 2015-09 outlines a single comprehensive model for entities

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted this new guidance as of March 31, 2016, and as a result there was no impact on the Company’s consolidated financial statements.

Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs:  In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. ASU 2015-03 does not contain guidance for debt issuance costs related to line-of-credit arrangements. Consequently, in
August 2015, the FASB issued ASU 2015-15 to add paragraphs indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of these pronouncements is for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this new guidance as of March 31, 2016, and as a result there was no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation – Improvements to employee Share-Based Payment Accounting:  In March 2016, the FASB Issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016 the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

Financial Instruments — Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”, which updates certain aspects of

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

NOTE 2   INVESTMENTS

The investment portfolio of the Company consists of marketable equity securities of certain publicly traded companies, which are classified as available-for-sale securities and are recorded at fair value based upon quoted market prices. As of March 31, 2016, the total cost of all marketable equity securities was $1.4 million (December 31, 2015 - $1.9 million).

During the three months ended March 31, 2016, the Company sold marketable equity securities for proceeds of $0.4 million and realized a gain of $0.1 million.

In addition, as at March 31, 2016, the Company reviewed its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the income statement in the period any such determination is made. In making this judgment, the Company evaluated, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis.

From this assessment the Company concluded that the fair value of its portfolio of securities was $0.5 million.  The Company also concluded that the fair value of certain marketable equity securities exhibited a prolonged decline in share price due to deterioration of the issuer’s results; therefore the decline in these marketable equity securities was considered other-than-temporarily impaired.  Accordingly, the Company recognized an other-than-temporary impairment loss of $0.3 million on the Consolidated Statement of Operations and Comprehensive Income, for the three month period ended March 31, 2016.

For the remaining marketable equity securities, the Company recorded a loss, net of tax, of $0.7 million in other comprehensive income, since it was concluded they were not other-than-temporarily impaired as of March 31, 2016.  The loss was recorded in accumulated other comprehensive income and is reported as a separate line item in the shareholders' equity section of the balance sheet. The gains and losses for available-for-sale securities are not reported on the statement of operations until the securities are sold or if there is an other-than-temporary decline in fair value below cost.

NOTE 3   INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Ore on leach pads	$7,318	$7,150
In-process inventory	3,320	2,830
Stockpiles	1,583	1,923
Precious metals	2,192	1,820
Materials and supplies	1,356	1,252
Inventories	$15,769	$14,975

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 4   ASSET RETIREMENT OBLIGATIONS

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the Tonkin property in Nevada and the El Gallo 1 Mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2016 and for the year ended December 31, 2015 are as follows:

	Three months ended March 31, 2016	Year ended December 31, 2015
Asset retirement obligation liability, beginning balance	$7,784	$7,471
Accretion of liability	124	429
Adjustment reflecting updated estimates	—	(116)
Asset retirement obligation liability, ending balance	$7,908	$7,784

As at March 31, 2016, the current portion of the asset retirement obligation was $0.2 million (December 31, 2015 - $0.2 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method and upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at the El Gallo 1 Mine as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine. For the three months ended March 31, 2016, the Company recorded $0.3 million (March 31, 2015, $0.3 million), of amortization expense related to the El Gallo 1 Mine, which is included in Production Costs Applicable to Sales in the Consolidated Statement of Operations and Comprehensive Income, of which $0.1 million, related to the amortization of capitalized asset retirement costs (March 31, 2015 - $0.1 million).

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company’s 49% attributable share of results of operations from its investment in MSC was income of $5.0 million for the three months ended March 31, 2016 (March 31, 2015 - $0.3 million). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase in the income from the Company’s investment in MSC for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company received $2.6 million in dividends from MSC, compared to $nil during the same period in 2015.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Changes in the Company’s investment in MSC for the three months ended March 31, 2016 and year ended December 31, 2015 are as follows:

	Three months ended March 31, 2016	Year ended December 31, 2015
Investment in MSC, beginning of the period	$167,107	$177,018
Attributable net income (loss) from MSC	4,042	(2,859)
Amortization of fair value increments	(3,682)	(10,669)
Income tax recovery	4,603	15,942
Dividend distribution received	(2,626)	(548)
Impairment of investment in MSC	—	(11,777)
Investment in MSC, end of the period	$169,444	$167,107

A summary of the operating results from MSC for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Minera Santa Cruz S.A. (100%)
Net Sales	$52,072	$45,891
Production costs applicable to sales	(37,727)	(36,863)
Net income	8,248	1,232

Portion attributable to McEwen Mining Inc. (49%)
Net income	$4,042	$604
Amortization of fair value increments	(3,682)	(2,687)
Income tax recovery	4,603	2,412
Income from investment in MSC, net of amortization	$4,963	$329

As of March 31, 2016, MSC had current assets of $94.0 million, total assets of $480.5 million, current liabilities of $36.3 million and total liabilities of $134.8 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges recorded in the fourth quarter of 2015. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $93.0 million, total assets of $284.2 million, current liabilities of $47.1 million, and total liabilities of $83.7 million as at March 31, 2016.

NOTE 6   SHORT-TERM BANK INDEBTEDNESS

On May 29, 2015, Compañía Minera Pangea (“CMP”), a wholly-owned subsidiary of the Company, finalized a line of credit agreement with Banco Nacional de Comercio Exterior (“Banco Nacional”), for an amount up to 90,000,000 Mexican pesos (approximately $5.9 million as of May 29, 2015), which was secured by CMP’s Value Added Tax (“VAT”) receivable balance.  The applicable interest rate was equal to: (i) two and one-half percent (2.5%) per annum plus (ii) the 91 day Interbank Equilibrium Interest Rate (“TIIE”) rate, as published by the Bank of Mexico, payable quarterly. Upon signing the agreement, CMP paid a 1% commission on the total value of the simple credit agreement to Banco Nacional.

On June 1, 2015, CMP drew down the entire 90,000,000 Mexican pesos, equivalent to $5.2 million as of December 31, 2015 from the line of credit. During the year ended December 31, 2015, CMP collected 34,654,201 Mexican pesos (equivalent to $2.0 million as of December 31, 2015) of VAT receivable, from which 2,903,100 Mexican pesos were

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

applied against the accrued interest and the remaining 31,751,101 Mexican pesos (approximately $1.8 million as of December 31, 2015) were applied against the principal.

On January 13, 2016, CMP paid the remaining balance of the indebtedness in the amount of 58,248,899 Mexican Pesos (approximately $3.4 million as of March 31, 2016).  Upon the final payment, the line of credit agreement was closed.

NOTE 7   SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2016, 3.2 million exchangeable shares were converted into common stock (March 31, 2015 – 0.9 million).  At March 31, 2016, total outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 21.0 million (March 31, 2015 – 27.6 million).

On June 18, 2015, the Board of Directors declared an annual return of capital distribution of $0.01 per share of common stock, payable semi-annually.  The first semi-annual return of capital distribution payment of $0.005 was paid on August 17, 2015 for an aggregate total of $1.5 million. The second semi-annual return of capital distribution payment of $0.005 was paid on February 12, 2016, for an aggregate total of $1.5 million. Return of capital distribution is paid to shareholders of the Company’s shares of common stock and to holders of exchangeable shares.

On October 1, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to 15,000,000 shares of its common stock over a twelve month period, with an authorized maximum of $15.0 million to be spent on the repurchases. Under the program, purchases of common stock may be made from time-to-time in the open market, subject to compliance with applicable U.S. and Canadian laws. The timing and amounts of any purchase are based on market conditions and other factors including share price, regulatory requirements and capital availability.  Further, the repurchase program may be suspended, discontinued or modified at any time, at the discretion of the Board of Directors. During the three months ended March 31, 2016 the Company had repurchased 557,991 shares of common stock (year-ended December 31, 2015 - 1,896,442) at a total cost of $0.6 million (December 31, 2015 - $1.8 million), all of which have been cancelled.

During the three months ended March 31, 2015, the Company issued 430,295 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered above a defined tonnage threshold. The fair value of the common stock at the time of issuance was $0.4 million. The agreement with this mining contractor expired and was renegotiated during 2015 and under the revised agreement, the Company can no longer make share payments and instead is required to pay in cash.

NOTE 8   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to income before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition and changes due to impairment of mineral property interests. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar. For the three months ended March 31, 2016, the Company recorded an income tax recovery as a result of the Argentine peso devaluation of $1.9 million, compared to $1.2 million for the three months ended March 31, 2015.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 9   INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares and exchangeable shares outstanding and the computations for basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	(amounts in thousands, except net income per share)
	2016	2015
Net income	$12,985	$6,021

Weighted average common shares outstanding:	298,242	297,255
Effect of employee stock-based awards	312	11
Diluted shares outstanding:	298,554	297,266

Net income per share:	$0.04	$0.02
Diluted	$0.04	$0.02

For the three months ended March 31, 2016, options to purchase 4.6 million shares of common stock outstanding at March 31, 2016 (March 31, 2015 – 5.0 million) at an average exercise price of $3.26 per share (March 31, 2015 – $3.32) were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock for the three months ended March 31, 2016.

Other outstanding options to purchase 0.3 million shares of common stock were not included in the computation of diluted weighted average shares in the three months ended March 31, 2016 because their effect would have been anti-dilutive.

NOTE 10   RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016, the Company incurred and paid $20,482 (March 31, 2015 - $16,137) to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft.

For the three months ended March 31, 2016, legal fees of $23,100 (March 31, 2015 – $nil) were incurred with REVlaw, a company owned by Ms. Carmen Diges, General Counsel of the Company, and an outstanding balance of $103,100 is included within accounts payable at March 31, 2016 (December 31, 2015 - $80,000). The services of Ms. Diges as General Counsel are provided by REVlaw.  These legal fees have been recorded at their exchange amount, being the amount agreed to by the parties.

The Company agreed to share services with Lexam VG Gold Inc. (“Lexam”) including rent, personnel, office expenses and other administrative services.  The Company’s Chairman and Chief Executive Officer is the Non-Executive Chairman of Lexam and holds a 27% ownership in Lexam.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

For the three months ended March 31, 2016 the Company reimbursed Lexam $23,177 for net shared services. During the comparable period in 2015, Lexam paid $4,312 to the Company. These transactions are in the normal course of business.

NOTE 11   SEGMENTED INFORMATION

McEwen Mining is a mining and minerals exploration, development and production company focused on precious metals in Argentina, Mexico and the United States.  The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for and production of precious metals.  Operations not actively engaged in the exploration for, or production of precious metals are aggregated at the corporate level for segment reporting purposes.

The financial information relating to the Company’s operating segments as of, and for the three months ended March 31, 2016 and 2015 is as follows:

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended March 31, 2016
Gold and silver sales	$—	$21,190	$—	$—	$21,190
Production costs applicable to sales	—	(9,067)	—	—	(9,067)
Mine development costs	—	(78)	(620)	—	(698)
Exploration costs	(310)	(785)	(588)	(57)	(1,740)
General and administrative expenses	(39)	(719)	(55)	(1,955)	(2,768)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	4,963	—	—	—	4,963
Operating income (loss)	4,477	9,496	(1,527)	(2,076)	10,370

As at March 31, 2016
Investment in Minera Santa Cruz S.A.	$169,444	$—	$—	$—	$169,444
Mineral property interests	191,490	9,086	36,797	—	237,373
Total assets	365,899	62,228	37,241	14,622	479,990

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended March 31, 2015
Gold and silver sales	$—	$22,882	$—	$—	$22,882
Production costs applicable to sales	—	(10,454)	—	—	(10,454)
Mine development costs	—	(174)	—	—	(174)
Exploration costs	(263)	(1,599)	(389)	(91)	(2,342)
General and administrative expenses	(147)	(873)	(60)	(2,128)	(3,208)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	329	—	—	—	329
Operating income (loss)	(219)	8,347	(681)	(2,279)	5,168

As at March 31, 2015
Investment in Minera Santa Cruz S.A.	$177,347	$—	$—	$—	$177,347
Mineral property interests	202,889	10,374	74,227	—	287,490
Total assets	382,883	58,970	74,885	9,995	526,733

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$460	$460	$—	$—
	$460	$460	$—	$—

	Fair Value as at December 31 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$1,032	$1,032	$—	$—
	$1,032	$1,032	$—	$—

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

NOTE 13   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States. These surety bonds are available for draw down by the Bureau of Land

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Management in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

As at March 31, 2016, there were $4.8 million of surety bonds outstanding (December 31, 2015 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10% ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

NOTE 14SUBSEQUENT EVENTS

On April 19, 2016, the Company completed the acquisition of the tiered net smelter return royalty (the “Royalty”) on the El Gallo 1 Mine, previously requiring payment of 3.5% of gross revenue less allowable deductions. The purchase price consisted of a $5.25 million payment at closing and a conditional deferred payment of $1.0 million to be made on June 30, 2018, provided that the El Gallo 1 Mine is in operation at that time. The Royalty ceased accruing at the end of March 2016.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of May 5, 2016 for the foreseeable future. It also analyzes our financial condition at March 31, 2016 and compares it to our financial condition at December 31, 2015. Finally, the discussion analyzes our results of operations for the three months ended March 31, 2016 and compares those to the results for the three months ended March 31, 2015.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2015.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 30.

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

Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 (“Industry Guide 7”) promulgated by the SEC.  Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  Under Industry Guide 7 standards, a “Final” or “Bankable” feasibility study or other report is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with and approved by the appropriate government authority.

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

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves under Industry Guide 7. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. Although it is expected that the majority of inferred resources could be upgraded to the indicated category, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979.  Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver.  We own and operate the producing El Gallo 1 Mine in Sinaloa, Mexico. We own a 49% interest in MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina.  We also own the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Mexico and the United States.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
	(in thousands, except otherwise stated)
Gold and silver sales	$21,190	$22,882
Income on investment in MSC, net of amortization	$4,963	$329
Earnings from mining operations (1)(3)	$19,474	$17,174
Net income	$12,985	$6,021
Net income per common share	$0.04	$0.02
Consolidated gold ounces(1):
Produced	29	25
Sold	30	28
Consolidated silver ounces(1):
Produced	674	655
Sold	829	722
Consolidated gold equivalent ounces(1)(2):
Produced	38	33
Sold	41	38
Consolidated average realized price ($/ounce)(1)(3):
Gold	$1,205	$1,213
Silver	$15.28	$17.02
Consolidated costs per gold equivalent ounce sold ($/ounce)(1)(2):
Total cash costs(3)	$615	$674
All‑in sustaining costs(3)	$814	$948
All‑in costs(3)	$903	$1,044
Silver : gold ratio(2)	75 : 1	75 : 1

(1)	Includes portion attributable to us from our 49% interest in the San José Mine.
(2)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 is 75:1.
(3)

Earnings from mining operations, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” on page 30 for additional information, including definitions of these terms.

Operating and Financial Highlights

•

We produced 37,958 gold equivalent ounces in the first quarter of 2016, which includes 20,101 gold equivalent ounces from the El Gallo 1 Mine in Mexico and 17,857 gold equivalent ounces attributable to us from our 49% interest in the San José Mine in Argentina. Production increased year-over-year by 14% due to higher grades processed and better recoveries at both mines.

•

Our total cash costs, all-in sustaining costs and all-in costs for our operations on a consolidated basis for the first quarter of 2016 totaled $615, $814 and $903 per gold equivalent ounce sold, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine totaled $432 and $532 per gold equivalent ounce sold, respectively. Total cash costs and all-in sustaining costs at the San José Mine for the first quarter of 2016 totaled $762 and $936 per gold equivalent ounce sold, respectively.  The year-over-year decrease in total cash costs per gold equivalent ounce reflects higher grades of ore processed as well as the devaluation in both the Argentinean and Mexican Pesos in the quarter, impacting costs denominated in these currencies. All-in sustaining and all-in costs per gold equivalent ounce also reflect the impact of a greater number of ounces sold at the San José Mine over which costs are spread.

•

We sold 40,578 gold equivalent ounces in the first quarter of 2016, which includes 18,101 gold equivalent ounces from the El Gallo 1 Mine and 22,477 gold equivalent ounces attributable to us from our 49% interest in the San José Mine.

•

The average realized price for our operations on a consolidated basis in the first quarter of 2016 was $1,205 and $15.28 per ounce of gold and silver sold, respectively. These compare to $1,213 and $17.02 per ounce of gold and silver sold in the first quarter of 2015. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates from the San José Mine.

•

We increased our 2016 production guidance of 96,500 gold ounces to 99,500 gold ounces, while maintaining guidance of 3.3 of million silver ounces.  Our original target guidance of 51,500 gold ounces at the El Gallo 1 Mine was increased to 55,000 gold ounces due to a combination of higher grades and higher amounts of mineralized material identified when compared to our block model.  Our El Gallo 1 Mine continues to deliver a strong performance mainly due to processing higher-grade ore stockpiled in the previous quarter. Production guidance for 2016 at the San José Mine remains at 45,000 gold ounces and 3.3 million silver ounces.  Accordingly, consolidated production guidance is estimated in a range of 140,000 to 150,000 gold equivalent ounces.

•

We reported consolidated net income of $13.0 million, or $0.04 per share for the first quarter of 2016, compared to net income of $6.0 million, or $0.02 per share for the comparable period in 2015. The increase in net income for the first quarter of 2016 was mainly the result of the increase in net income from our investment in MSC during the quarter, coupled with lower production costs per ounce due to higher grades and improved efficiencies in the tonnes produced at both the El Gallo 1 and the San Jose mines.  In addition, we have reduced exploration and property holding costs as well as general and administrative expenses during the first quarter of 2016, compared to the same period in 2015.

•	Consolidated earnings from mining operations for the quarter ended March 31, 2016 were $19.5 million, compared to consolidated earnings of $17.2 million for the comparable period in 2015.

•

We ended the first quarter of 2016 with $43.5 million in cash, investments and precious metals, and no outstanding debt.  In comparison, we ended the first quarter of 2015 with $19.3 million in cash, investments and precious metals, and no debt. For a reconciliation of precious metals valued at the London PM Fix spot price and cost, please see the discussion under “Non GAAP Financial Performance Measures” below, on page 30.

•	We paid the second semi-annual return of capital distribution of $0.005 per share on February 12, 2016, for an aggregate total of $1.5 million.

Consolidated Performance

For the period ended March 31, 2016, our net income was $13.0 million or $0.04 per share, compared to a net income of $6.0 million or $0.02 per share for the first quarter in 2015. The increase in net income is the result of a decrease in production costs resulting from lower mining costs renegotiated with certain vendors, coupled with higher grades particularly from ore stockpiled in the previous quarter, as well as the decrease in exploration costs when compared to the previous period.  During the 2016 period we produced 28,975 ounces of gold and 673,767 ounces of silver, compared to 24,696 ounces of gold and 655,339 ounces of silver in the same period of 2015.  Production of gold increased as a result of higher grades processed at both the El Gallo 1 and the San Jose mines, as well as improved recoveries that resulted in lower production costs applicable to sales. Production costs applicable to sales decreased 13% to $9.1 million in 2016 from $10.5 million in 2015. Further, we recorded $5.0 million income from our Investment in MSC, compared to income of $0.3 million in the previous period, which also helped the strong performance and results obtained during the first quarter of 2016.

Results of Consolidated Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue.  Gold and silver sales in the three months ended March 31, 2016 totaled $21.2 million, compared to $22.9 million for the same period in 2015. The decrease in revenue was the combined result of lower number of ounces of gold and silver sold from our El Gallo 1 Mine at slightly lower average sales prices realized during the three months ended March 31, 2016 compared to the same period in 2015.

Costs and Expenses.  Total costs and expenses in the three months ended March 31, 2016 was $10.8 million, compared to $17.7 million in the 2015 period. The decrease was primarily a result of higher income from our investment in MSC, coupled with lower production, exploration, property holding and general and administrative costs.

Production costs applicable to sales at the El Gallo 1 Mine decreased by 13% to $9.1 million in the three months ended March 31, 2016, compared to $10.5 million for the same period in 2015, due to a 4% decrease in the number of ounces of gold equivalent sold than in prior period, coupled with higher production grades obtained from ore stockpiled from the previous quarter. Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine development costs, which are comprised of engineering and development costs incurred at our advanced-stage properties increased to $0.7 million during the three months ended March 31, 2016 compared to $0.2 million during the same period in 2015, as we continue working on the advancement of our Gold Bar project.  As described under the “Advanced-stage Properties” section below, our designation of certain properties as “Advanced-stage Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

Exploration costs in 2016 decreased to $1.7 million from $2.3 million in the same period of 2015, due to lower exploration activity in Mexico partially offset by higher activity in Nevada. For Mexico, during the 2016 period we spent $0.8 million in exploration expenditures mostly at the Magistral area, compared to $1.6 million in the same period in 2015. For Nevada, we have spent $0.6 million in exploration expenditures, which compares to $0.4 million in the same period in 2015.

Property holding costs decreased period-over-period to $1.1 million in the 2016 period from $1.5 million in the 2015 period as a result of a lower number of Mexican claims held, coupled with a devaluation of the Mexican Peso during the three month period of 2016.

General and administrative costs decreased by 14% to $2.8 million from $3.2 million during the three months ended March 31, 2016 compared to the same period in 2015 as a result of the devaluation of the Canadian dollar, Mexican peso and Argentinean peso against the U.S. dollar observed during the 2016 period in comparison with the 2015 period.

Our income on investment in MSC, net of amortization, during the three months ended March 31, 2016 was $5.0 million, compared to $0.3 million in the 2015 period. The increase in income is the result of MSC’s higher net sales in 2016 obtained from the higher volume of ounces of silver and gold sold.  In addition, production costs were lower in the period due to higher-grade ore processed and a reduction in export duties and capital expenditures, which also contributed to the improvement of MSC’s operating performance during the quarter.

Interest income (expense) and other income (expense) increased to income of $0.2 million during the three month period ended March 31, 2016 from expense of $0.1 million in 2015, due to higher interest gained on larger cash balances held during the 2016 period, offset by the interest paid on the short-term indebtedness facility that was repaid in January 2016.

Other-than-temporary impairment on marketable equity securities increased to $0.3 million during the three month period ended March 31, 2016, from $nil in the same period in 2015, due to the recognition of an impairment in the value of certain  marketable securities held at March 31, 2016.

Recovery of income taxes was $1.9 million during the three month period ended March 31, 2016, compared to $1.2 million in the 2015 period.  The increase was the result of the devaluation in foreign exchange, particularly in Argentina.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended March 31, 2016 decreased by 9% to $615 per gold equivalent ounce sold, compared to $674 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. The decrease in consolidated total cash costs on a per-ounce basis is due to the overall decrease in aggregate production costs over a greater number of ounces of gold equivalent sold.

On an aggregate basis, total cash costs decreased by 2% from $25.4 million to $24.9 million in the three month period ended March 31, 2016. Despite the 8% increase in number of ounces of gold equivalent sold during the first quarter of 2016, aggregate total cash costs were lower because in 2016 MSC has benefited from lower export duties and also has not been affected by labour stoppages, compared to the 15 days stoppage that occurred in 2015.  In addition, our El Gallo 1 Mine had lower production costs due to slightly lower number of ounces of gold equivalent sold, which costs were further reduced as a result of renegotiations with certain vendors as well as lower pre-strip costs charged during the period

Consolidated all-in sustaining costs for the quarter ended March 31, 2016 decreased by 14% to $814 per gold equivalent ounce, compared to $948 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 used in both periods.

On an aggregate basis, all-in sustaining costs decreased by 8% to $33.0 million for the three month period ended March 31, 2016 from $35.7 million in the 2015 period.  The decrease was a result of lower all-in sustaining costs at our El Gallo 1 Mine from the lower number of gold equivalent ounces sold, coupled with lower general and administrative expenses incurred in the period.  Further, despite the higher number of gold equivalent ounces sold at the San Jose Mine, our attributable 49% share of interest in MSC was 1% lower than in the previous year, which further contributed to the overall decrease in the consolidated all-in sustaining costs reported in the 2016 period

Consolidated all-in costs for the three months ended March 31, 2016 decreased by 13% to $903 per gold equivalent ounce sold, compared to $1,044 per gold equivalent ounce in the same period of 2015, based on a silver to gold ratio of 75:1, for both periods.

On an aggregate basis, all-in costs decreased by 7% to $36.6 million for the three month period ended March 31, 2015 from $39.3 million in the comparable period in 2015. In addition to the lower costs from our 49% interest in MSC discussed above, all-in costs also decreased due to lower property holding costs and exploration expenses, offset by an increase in mine development costs incurred during the 2016 period.

Results of Operations — El Gallo 1 Mine (100%)

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 Mine for the three month period ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
	(in thousands, except otherwise stated)
Tonnes of mineralized material mined	220	320
Average grade gold (gpt)	2.1	2.9
Tonnes of mineralized material processed	250	324
Average grade gold (gpt)	3.6	3.2
Gold ounces:
Produced	20	15
Sold	18	19
Silver ounces:
Produced	6	11
Sold	6	17
Gold equivalent ounces(1):
Produced	20	15
Sold	18	19
Net sales	$21,190	$22,882
Average realized price ($/ounce)(2):
Gold	$1,171	$1,215
Silver	$14.64	$17.00
Total cash costs(2)	$7,816	$8,654
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$432	$460
All‑in sustaining costs(2)	$9,627	$11,489
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$532	$611
Silver : gold ratio(1)	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 is 75:1.
(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 30 for additional information, including definitions of these terms.

Production

Production at the El Gallo 1 Mine for the quarter ended March 31, 2016 increased by 31% to 20,101 gold equivalent ounces, from 15,391 gold equivalent ounces in the comparable period in 2015. The increase is primarily a result of a 14% increase in gold grades processed, from an average 3.17 g/t for the first quarter of 2015 to an average 3.62 g/t in 2016, which was partly offset by a 23% decrease in tonnes processed. The 23% decrease in the number of tonnes processed is aligned with the 31% decrease in the number of tonnes mined; however the impact on production was offset by the consumption of ore stockpiled at the end of 2015.

Higher grades processed in the first quarter of 2016 is the result of the higher grade ore stockpiled in the fourth quarter of 2015, and processed in 2016.  We expect to see a decrease in the average grade per tonne mined and produced during the remainder of 2016, as the influence of processing higher grade ore stockpiled at year end diminishes over the subsequent periods.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 219,832 and tonnes processed of 249,751 correspond to ore consumed from the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 Mine) to March 31, 2016 is estimated at 57%.

Sales

For the three months ended March 31, 2016, sales from the El Gallo 1 Mine amounted to $21.2 million, compared to $22.9 million for the same period in 2015.  The 8% decrease is mainly due to a 4% decrease in the number of ounces of gold equivalent sold from 18,817 in the first quarter of 2015 to 18,101 in the first quarter of 2016, coupled with a decrease of 4% and 14% in the average realized prices of gold and silver during the first quarter of 2016 compared to 2015, respectively.

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce for the El Gallo 1 Mine for the quarter ended March 31, 2016 were $432, compared to $460 for the same period in 2015. The 6% decrease in total cash costs is primarily due to lower cost per tonne mined resulting from renegotiation with certain vendors, coupled with higher grade ore processed and a greater devaluation of the Mexican Peso against the US dollar when compared to the prior period.

On an aggregate basis, total cash costs at El Gallo 1 Mine decreased by 10% from $8.7 million to $7.8 million in the three month period ended March 31, 2016, due to overall lower mine and production costs as well as lower pre-strip costs charged during the period

All-in sustaining cash costs for the quarter ended March 31, 2016 were $532 per gold equivalent ounce, compared to $611 per gold equivalent ounce in the same period in 2015. The 13% reduction is attributable to lower exploration expenses and pre-stripping costs incurred in the quarter, compared to 2015.

On an aggregate basis, all-in sustaining costs decreased by 17% to $9.6 million for the three month period ended March 31, 2016 from $11.5 million in the 2015 period, due to lower mine and productions costs, as mentioned above, and lower general and administrative expenses incurred in the period.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC.  The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine for the three month period ended March 31, 2016 and 2015, presented on a 100% basis. Also included at the bottom of the following table are the production figures on a 49% attributable basis.

	Three months ended
	March 31,
	2016	2015
	(in thousands, except otherwise stated)
San José Mine—100%
Tonnes of ore mined	108	103
Average grade (gpt):
Gold	7.0	6.5
Silver	527	480
Tonnes of ore processed	102	109
Average grade (gpt):
Gold	6.3	6.2
Silver	470	428
Average recovery (%):
Gold	89.0	89.0
Silver	88.4	87.9
Gold ounces:
Produced	18	19
Sold	23	19
Silver ounces:
Produced	1,362	1,315
Sold	1,681	1,439
Gold equivalent ounces(1):
Produced	36	37
Sold	46	38
Net sales	$52,072	$45,891
Gross average realized price ($/ounce)(2):
Gold	$1,257	$1,207
Silver	$15.29	$17.02
Total cash costs(2)	$34,939	$34,168
Total cash costs per ounce sold ($/ounce)(2):
Gold	$811	$874
Silver	$9.46	$12.02
Gold equivalent(1)	$762	$888
All‑in sustaining costs(2)	$42,937	$43,385
All‑in sustaining costs per ounce sold ($/ounce)(2):
Gold	$997	$1,109
Silver	$11.63	$15.26
Gold equivalent(1)	$936	$1,127
Silver : gold ratio(1)	75 : 1	75 : 1
McEwen Mining—49% attributable share
Ounces produced:
Gold	9	9
Silver	667	644
Gold equivalent(1)	18	18

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 was 75:1.

(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 30 for additional information, including definitions of these terms.

Production

Gold production at the San José Mine for the three months ended March 31, 2016 decreased by 5% to 18,285 ounces while silver production increased by 4% to 1,361,876 ounces, from 19,291 ounces of gold and 1,314,807 ounces of silver in the same period in 2015. Overall, there was a slight decrease in the number of ounces of gold equivalent produced during the first quarter, which is aligned with the shorter period of operations resulting from scheduled vacation in February.  Further, the decrease in the number of tonnes processed was partly offset by the increase in the average gold and silver grades per tonne during the quarter.

Sales

For the three months ended March 31, 2016, net sales increased by 13% to $52.1 million compared to $45.9 million for the same period in 2015. The increase was a result of a 22% increase in the number of ounces of gold sold, to 23,461 ounces from 19,308 ounces of gold sold in 2015, coupled with a 17% increase in ounces of silver sold, to 1,680,845 ounces from 1,439,311 ounces.  The number of gold equivalent ounces sold during the quarter was higher than the number of ounces of gold equivalent produced, as a result of the completion of shipments that had been delayed at year-end 2015, which further contributed to the increase in net sales.  In addition to the greater volume sold, MSC reported a 4% increase in the average realized price of gold, which was partly offset by a decrease of 10% in gross average realized prices of silver.

The average gross price for gold sold in the first quarter of 2016, after mark-to-market provisional price adjustments, was slightly higher than in 2015, at $1,257 per ounce compared to $1,207 per ounce received in the same period in 2015. In comparison, the average London P.M. fix price for gold during the first quarter of 2016 was $1,183 per ounce, compared to $1,218 per ounce for the same period in 2015.

The average gross price for silver sold in the first quarter of 2016, after mark-to-market provisional price adjustments, was $15.29 per ounce, a decrease of 10% compared to an average of $17.02 per ounce received in the same period in 2015. In comparison, the average London P.M. fix price for silver during the first quarter of 2016 was $14.85 per ounce, compared to $16.71 per ounce for the same period in 2015.

The difference between the average gross realized price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are ‘provisionally priced’ where the selling price is subject to final adjustment at the end of a period, normally ranging from 15 to 90 days after the start of the delivery process to the customer, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, which in turn are based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce sold at the San José Mine for the quarter ended March 31, 2016 were $762 compared to $888 per gold equivalent ounce sold for the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. On a co-product basis (gold and silver), total cash cost for the quarter ended March 31, 2016 were $811 per ounce of gold and $9.46 per ounce of silver, compared to $874 per ounce of gold and $12.02 per ounce of silver for the same period in 2015.

The decrease in total cash costs is primarily a reflection of lower export duties in effect for 2016, along with the decrease in refining and transportation costs during the first quarter of 2016. In addition, there was no labor stoppage affecting MSC in the 2016 period, compared to the 15 days in 2015.  Overall, costs also decreased due to the devaluation of the Argentinean Peso against the US dollar, which has offset the increase in inflation noted during the period. In terms of processing, MSC also reported higher average grades of gold and silver processed during the quarter, which further contribute to the overall decrease in total cash costs.

On an aggregate basis, total cash costs increased year-over-year by 2%, from $34.2 million to $34.9 million due to the larger number of ounces of gold equivalent sold in 2016, when compared to 2015. However, as mentioned above, the net result is a decrease in the cost per ounce of gold and silver, as well as per ounce of gold equivalent sold during the quarter.

All-in sustaining cash costs for the quarter ended March 31, 2016 were $936 per gold equivalent ounce compared to $1,109 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. On a co-product basis, all-in sustaining costs were $997 per ounce of gold and $11.63 per ounce of silver, compared to $1,109 per ounce of gold and $15.26 per ounce of silver for the same period in 2015.

The decrease in all-in sustaining costs for the three months ended March 31, 2016 was primarily the result of a reduction in capital expenditures in 2016, which is also reflected in the decrease from $43.4 million to $42.9 million noted in all-in sustaining costs on an aggregate basis. All-in sustaining costs of gold and silver decreased by 10% and 24% respectively, on a per ounce basis, due to a significantly higher number of ounces sold over which the aggregate all-in sustaining cost is spread.

Investment in MSC

The 49% attributable share of operations from our investment in MSC was net income of $5.0 million for the three months ended March 31, 2016, compared to net income of $0.3 million for the three months ended March 31, 2015. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an improvement in operations from our investment in MSC for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company received $2.6 million in dividends from MSC. No dividends were received during the same period in 2015.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

Advanced-stage Properties

Advanced-stage properties consist of properties for which a feasibility study has been completed indicating the presence of mineralized material, and that have obtained or are in the process of obtaining the required permitting for construction and operation. Our designation of certain properties as “Advanced-stage Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

In addition, as described under Critical Accounting Policies section contained in our annual report on Form 10-K for the year ended December 31, 2015, we define “Mine Development Costs” as the costs incurred to design and construct mining and processing facilities, including engineering and metallurgical studies, drilling, and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface or underground mines.

Since no proven and probable reserves have been established on any of our properties except for our 49% interest in the San José mine, mine development costs are not capitalized at any of the our properties, but rather are expensed as incurred, and allocated within “Mine Development Costs” in the Consolidated Statement of Operations and Comprehensive Income.

Advanced-stage Properties – Nevada, U.S.

Gold Bar Project

We have targeted this project for an open pit, heap leach operation allowing for construction to begin in 2017 and achieving production in 2018, dependent upon the completion of the permitting process. For 2016, we have budgeted approximately $3.5 million, from which $0.6 million have been spent during the period ended March 31, 2016.

Mine permitting and engineering activities continue to advance at Gold Bar.  The Environmental Impact Statement (“EIS”) as well as critical mine design and engineering support are being prepared by our employees in conjunction with our external consultants, as required.

Recent developments at Gold Bar include:

•	Optimizing mine design, production schedule, and equipment needs;
•	Updating capital and operating costs;
•	Additional metallurgical work to optimize gold recoveries;
•	Detailed design of key process and related facilities;

Afgan-Kobeh Project

In January 2016, we executed an agreement with NV Gold Corporation, an unaffiliated corporation, to acquire the Afgan-Kobeh Project (Afgan), for $0.4 million. Afgan consists of 109 mining claims located in Nevada and is located approximately 3 miles (5 km) from the Gold Bar Project. Afgan contains indicated resources of 3,206,000 tons with an average of 0.71 gpt of gold, and inferred resources of 3,972,000 tons with an average of 0.48 gpt of gold. With Afgan’s close proximity to the future Gold Bar processing facility and coupled with the immediate resource expansion targets, this project represents a unique opportunity to extend Gold Bar’s mine life at a low cost. We have budgeted $0.4 million for exploration activities at Afgan, which are expected to begin in May 2016, weather permitting.

Advanced-stage Properties - El Gallo Complex, México

El Gallo 1 Mine

For 2016, we have budgeted $3.3 million for sustaining costs and capital expenditures, as well as $2.6 million for exploration activities.  During the period ended March 31, 2016 we spent $1.1 million at El Gallo 1 Mine, which mostly related to the heap leach pad expansion expected to be completed early in the second quarter of 2016, and $0.8 million in exploration activities aligned with our plan.

El Gallo 2 Project

For 2016, we budgeted $0.3 million to continue working on our internal cost-savings studies, which are intended to identify opportunities to reduce the initial $180 million of capital investment estimated in the El Gallo 2 Feasibility Study.  We have also budgeted $0.8 million to exploration activities in this area.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $39.7 million, comprised of current assets of $57.0 million and current liabilities of $17.3 million. This represents an increase of approximately $7.3 million or 23% from the working capital balance of $32.4 million as of December 31, 2015. The improvement in our cash position was driven by cash generated from the strong performance at our El Gallo 1 Mine, coupled with the dividend received from our investment in MSC.  As at March 31, 2016, our current liabilities include accounts payable balance of $6.5 million (2015 - $7.1 million) related to the registration taxes on intercompany financing agreements with some of our subsidiaries, and $2.5 million (2015 - $2.5 million) for reclamation accruals for mine closure costs. Timing of payment of these obligations is yet to be determined and the obligations are accordingly recorded as current liabilities. Current liabilities at December 31, 2015 also included a

$3.4 million short-term bank loan obtained by our subsidiary in Mexico during 2015, which was fully repaid in January 2016 with the VAT receivable balances collected in Mexico.

We believe our working capital at March 31, 2016 is sufficient to fund ongoing operations, development and corporate activities over the next 12 months. Our sources of working capital at March 31, 2016 include cash flows from El Gallo 1 Mine, dividends received from MSC, cash on hand, and other current assets.

If we make a positive production decision to develop either of our advanced-stage properties Gold Bar or El Gallo 2, we will need to raise additional capital of approximately $60 million or $150 million respectively (under existing estimates), given that the estimated capital cost of either project significantly exceeds our available working capital. In either case, we would explore several financing methods to complete the required development and construction stages, which may include incurring debt, issuing additional equity, equipment leasing and other forms of financing. Our ability to build either the Gold Bar or the El Gallo 2 projects is dependent on one or several of the financing alternatives being completed.

Net cash provided by operations for the three months ended March 31, 2016 was $14.7 million compared to $5.6 million in the same period of 2015. The significant increase in net cash provided by operations was the result of a $8.5 million lower operating expenditures, from $16.5 million in 2015, coupled with the collection of $6.8 million of VAT receivable in Mexico, and the $2.6 million dividend received from our investment in MSC, partially offset by lower cash from sales obtained from our El Gallo 1 Mine of $20.3 million compared to $22.0 million received in 2015.

Cash used in investing activities for the three months ended March 31, 2016 was $0.6 million, compared to $1.3 million in the same period of 2015.  The decrease is due to the $0.5 million acquisition of mineral property interest in 2016, compared to the $1.1 million acquisition of certain available for sale securities during the 2015 period.

Cash used in financing activities for the three months ended March 31, 2016 was $5.5 million, compared to $nil in the comparable period in 2015.  During the 2016 period, we fully repaid the short-term bank facility obtained by our Mexican subsidiary, which was secured with the VAT receivable balances outstanding and collected in the period.  We also repurchased shares of our stock in the amount of $0.6 million, in line with the share repurchase plan approved by the Board in October 2015. Further, during the three months ended March 31, 2016 we made the second semi-annual return of capital distribution in the amount of $1.5 million. Whether future returns of capital distributions will be declared depends upon our future growth and earnings, of which there can be no assurance, as well as our future cash flow needs.

Overall, cash increased by $8.7 million, or 34%, from December 31, 2015 to March 31, 2016. Comparatively, from December 31, 2014 to March 31, 2015 cash increased by $4.2 million.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate, among other things, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a U.S. GAAP financial measure.

	Three months ended
	March 31,
	2016	2015
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$21,190	$22,882
Production costs applicable to sales	(9,067)	(10,454)
Gross profit	12,123	12,428
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	322	322
El Gallo 1 Mine earnings from mining operations	12,445	12,750
San José earnings from mining operations (49% attributable basis)
Net sales	25,515	22,487
Production costs applicable to sales	(18,486)	(18,063)
San José earnings from mining operations	7,029	4,424
Consolidated earnings from mining operations	19,474	17,174

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

Costs excluded from total cash costs, sustaining all-in sustaining costs and all-in costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal.

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 53% of the value of the sales in the first quarter of 2016 was derived from gold and 47% was derived from silver.  This compares to 49% and 51% for gold and silver, respectively, for the same period in 2015.

The following tables reconcile these non-GAAP measures to the most directly comparable U.S. GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José Mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended
	March 31,
	2016	2015
	(in thousands, except per ounce)
Production costs applicable to sales	$9,067	$10,454
Less: Depreciation	(322)	(322)
Less: Pre‑stripping costs for future pit access	(1,346)	(1,736)
On‑site general and administrative expenses	406	245
Property holding costs	11	13
Total cash costs, El Gallo 1 Mine	$7,816	$8,654
McEwen’s share of MSC total cash costs (49%)	17,120	16,742
Consolidated total cash costs	$24,936	$25,396
Per gold equivalent ounce sold:
Total cash costs, El Gallo 1 Mine	$432	$460
McEwen’s share of MSC total cash costs (49%)	762	888
Consolidated total cash costs (including McEwen’s share of MSC)	615	674

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended
	March 31,
	2016	2015
	(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$7,816	$8,654
Operating site reclamation accretion and amortization	214	503
On‑site exploration expenses	251	596
Pre‑stripping costs for future pit access	1,346	1,736
All‑in sustaining costs, El Gallo 1 Mine	$9,627	$11,489
McEwen’s share of MSC all‑in sustaining costs (49%)	21,039	21,259
Corporate general and administrative expenses	2,362	2,963
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$33,028	$35,711
Per gold equivalent ounce sold:
All‑in sustaining costs, El Gallo 1 Mine	$532	$611
McEwen’s share of MSC all‑in sustaining costs (49%)	936	1,127
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	814	948

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended
	March 31,
	2016	2015
	(in thousands, except per ounce)
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$33,028	$35,711
Property holding costs (non‑sustaining)	1,136	1,479
Reclamation accretion and amortization (non‑operating sites)	149	28
Exploration expenses (non‑sustaining)	1,489	1,746
Mine development (non‑sustaining)	698	174
Capital expenditures (non‑sustaining)	145	192
Consolidated all‑in costs (including McEwen’s share of MSC)	$36,645	$39,330
Per gold equivalent ounce sold:
Consolidated all‑in costs (including McEwen’s share of MSC)	$903	$1,044

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

	Three months ended March 31,
	2016			2015
	(in thousands, except ounce and per ounce)
	El Gallo 1	MSC		El Gallo 1	MSC
	Mine	(49% interest)	Total	Mine	(49% interest)	Total
Gold sales	$21,108	$14,452	$35,560	$22,594	$11,424	$34,018
Silver sales	82	12,591	12,673	288	12,001	12,289
Gold and silver sales	$21,190	$27,043	$48,233	$22,882	$23,425	$46,307
Gold ounces sold	18,026	11,496	29,522	18,591	9,461	28,052
Silver ounces sold	5,600	823,614	829,214	16,946	705,262	722,208
Gold equivalent ounces sold	18,101	22,477	40,578	18,817	18,864	37,681
Average realized price per gold ounce sold	$1,171	$1,257	$1,205	$1,215	$1,207	$1,213
Average realized price per silver ounce sold	$14.64	$15.29	$15.28	$17.00	$17.02	$17.02
Average realized price per gold equivalent ounce sold	$1,171	$1,203	$1,189	$1,216	$1,242	$1,229

Gold equivalent ounces

The following table summarizes the consolidated number of gold equivalent ounces sold used to calculate total cash costs, all-in sustaining costs, all-in costs, and average realized prices, discussed above, on a per ounce basis. Gold equivalent ounces are calculated using an average silver to gold ratio of 75:1, as determined in our 2016 budget. In 2015, the silver to gold ratio also was 75:1.

Consolidated gold equivalent ounces sold

	Three months ended March 31,
	2016	2015
Gold equivalent ounces sold at El Gallo 1 Mine	18,101	18,817
McEwen’s share of MSC gold equivalent ounces sold	22,477	18,864
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	40,578	37,681
Silver : gold ratio	75 : 1	75 : 1

Cash, investments and precious metals

The term cash, investments and precious metals used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventories with precious metals, valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	Three months ended
	March 31,
	2016	2015
	(in thousands)
Cash	$34,623	$16,569
Investments	460	1,945
Precious Metals(1)	8,372	794
Total cash, investments and precious metals	$43,455	$19,308

(1)	Precious Metals is calculated using the number of ounces held in inventory at the end of the period, and valued at the London PM Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	Three months ended
	March 31,
	2016	2015
	(in thousands, except ounces and per ounce)
Precious Metals (note 3)	$2,192	$324
Number of ounces of doré in inventory	6,768	669
London PM Fix, per ounce	1,237	1,187
Precious Metals valued at market value	$8,372	$794

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of March 31, 2016, no liability has been recognized for our surety bonds of $4.9 million.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our Critical Accounting Policies since December 31, 2015.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•	our ability to raise funds required for the execution of our business strategy;
•	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
•	decisions of foreign countries and banks within those countries;
•	unexpected changes in business, economic, and political conditions;
•	results of MSC;
•	fluctuations in interest rates, currency exchange rates, or commodity prices;
•	timing and amount of mine production;
•	our ability to retain and attract key personnel;
•	technological changes in the mining industry;
•	changes in operating, exploration or overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of current and future exploration activities;
•	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of reserve and resource estimates and timing of development expenditures;
•	litigation or regulatory investigations and procedures affecting us;
•	local and community impacts and issues including criminal activity and violent crimes;

accidents, public health issues, and labor disputes;

•	our continued listing on a public exchange;
•	uncertainty relating to title to mineral properties; and
•	changes in relationships with the local communities in the areas in which we operate.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10%-30% on an annual basis.  In 2014 and 2015 the peso devalued by 28% and 35% respectively. During the three months ended March 31, 2016, the Argentine peso devalued 11%.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2016, our VAT receivable balance was Mexican peso 71,048,233, equivalent to approximately $4.1 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Income.

During the three month period ended March 31, 2016, the Mexican peso did not significantly fluctuate against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $0.1 million (C$0.1 million) at March 31, 2016, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income.  We also hold negligible portions of our cash reserves in Mexican and Argentine peso.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $21.2 million for the three months ended March 31, 2016 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of March 31, 2016 would have had an impact of approximately $2.1 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2016,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $4.1 million as at March 31, 2016.

In Nevada, we are required to provide security to cover our projected reclamation costs. As at March 31, 2016, we have surety bonds of $4.9 million in place to satisfy bonding requirements for this purpose. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company

The following table provides information regarding repurchases made by us during the quarter ended March 31, 2016 of our common stock that is registered pursuant to the Exchange Act:

Issuer Purchases of Equity Securities
First Quarter 2016
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(2)
January 1, 2016 - January 31, 2016	557,991	$1.04	557,991	12,545,567

Total	557,991	$1.04	557,991

(1)

On October 1, 2015, our Board of Directors authorized and we publicly announced a plan to repurchase up to 15,000,000 shares of our Company’s outstanding common stock (representing approximately 5.4% of the total outstanding common stock as of December 31, 2015), or up to $15.0 million, whichever is less. The repurchase plan expires on September 30, 2016.

(2)	The maximum amount remaining under the publicly-announced repurchase plan is approximately $12.6 million or 12,545,567 shares, whichever is less.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the three months ended March 31, 2016 and 2015, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 5, 2016	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: May 5, 2016	By Andrew Elinesky,
Senior Vice President and Chief Financial Officer