Form 10-K/A
period 2015-12-31
McEwen Mining Inc.
filed 2016-05-20
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $215,796,907 based on the closing price of $0.96 per share as reported on the NYSE.  There were 276,855,799 shares of common stock outstanding (and 21,219,942 exchangeable shares exchangeable into McEwen Mining Inc. common stock on a one-for-one basis) on March 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

EXPLANATORY NOTE

McEwen Mining Inc. (“we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2016 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing,  pursuant to Rule 3-09 of Regulation S-X to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”).MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2015 and 2014 and accordingly, the Company has included in this Form 10-K/A the required Statements of Financial Position as of December 31, 2015 and 2014, and the related Statements of Loss and Other Comprehensive Loss, Changes in Equity, and Cash Flows for the years ended December 31, 2015 and 2014, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP, and may differ from the MSC results presented as separate financial statements reported under IFRS.

These statements and accompanying notes were required to be audited only for those fiscal years in which either the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20 % for 10%, is met. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 11, 2016. Furthermore, we caution readers to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Andrew Elinesky
Dated: May 20, 2016		Andrew Elinesky, Senior Vice President and Chief Financial Officer

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

Amended and Restated US Gold Corporation Equity Incentive Plan dated as of October 4, 2011 (incorporated by reference from Annex H to the Definitive Proxy Statement on Schedule 14A filed with the SEC on December 13, 2011, File No. 001-33190)

10.3*

Agreement to Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000‑09137)

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

Employment Agreement between the Company and William Faust dated July 27, 2011 (incorporated by reference from the Report on Form 8-K filed with the SEC on August 2, 2011, Exhibit 10.1, File No. 001-33190)

10.7*

Settlement Agreement dated for reference purposes February 4, 2014 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8-K filed with the SEC on February 7, 2014, Exhibit 10.1, File No. 001-33190)

10.8*

Refining Agreement dated December 16, 2014, by and among the Company and Johnson Matthey Gold & Silver Refining Inc. (incorporated by reference from the Report on Form 10-K filed with the SEC on March 10, 2015, Exhibit 10.8, File No. 001-33190).

10.9*

Mining Production Work Agreement dated September 23, 2014, by and among the Company, and Exploraciones Mineras Del Desierto SA de CV (incorporated by reference from the Report on Form 10-K filed with the SEC on March 10, 2015, Exhibit 10.9, File No. 001-33190).

14*	Code of Ethics.

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Ernst & Young LLP, Independent Auditors regarding opinion in Exhibit 99.1

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.

99.1**	Audited Financial Statements of Minera Santa Cruz S.A. for the years ended December 31, 2015 and 2014.

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (ii) the Audited Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to the Audited Consolidated Financial Statements.

*     Previously filed with or incorporated by reference in the original filing filed on March 11, 2016.

**   Filed with this amendment.

+     Indicates management compensatory plan, contract, or arrangement.