Form 10-Q
period 2016-06-30
McEwen Mining Inc.
filed 2016-08-04
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 278,997,838 shares outstanding as of August 1, 2016 (and 19,953,137 exchangeable shares).

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE:
Gold and silver sales	$14,613	$16,160	$35,803	$39,042
	14,613	16,160	35,803	39,042
COSTS AND EXPENSES
Production costs applicable to sales	5,763	7,288	14,830	17,742
Mine development	1,316	163	2,014	337
Exploration	1,689	3,080	3,429	5,422
Property holding	258	496	1,405	1,988
General and administrative	2,600	3,277	5,368	6,485
Depreciation	258	208	497	480
Accretion of asset retirement obligation (note 4)	133	131	257	232
(Income) loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(4,133)	2,652	(9,096)	2,323
Impairment of mineral property interests and property and equipment (note 4)	—	28,542	—	28,542
Total costs and expenses	7,884	45,837	18,704	63,551
Operating income (loss)	6,729	(29,677)	17,099	(24,509)
OTHER INCOME (EXPENSE):
Interest income (expense) and other income (expense)	(73)	3,228	155	3,130
Gain on sale of marketable equity securities (note 2)	—	4	22	4
Other-than-temporary impairment on marketable equity securities (note 2)	(597)	—	(882)	—
Unrealized gain on derivatives (note 2)	1,719	—	1,719	—
Foreign currency (loss) gain	(281)	8	502	(204)
Total other income	768	3,240	1,516	2,930
Income (loss) before income taxes	7,497	(26,437)	18,615	(21,579)
Income tax recovery (note 10)	856	12,321	2,723	13,484
Net income (loss)	8,353	(14,116)	21,338	(8,095)
OTHER COMPREHENSIVE INCOME (LOSS):
Other-than-temporary impairment on marketable equity securities (note 2)	597	—	882	—
Unrealized gain (loss) on marketable equity securities, net of taxes	1,624	(482)	1,500	(647)
Comprehensive income (loss)	$10,574	$(14,598)	$23,720	$(8,742)
Net income (loss) per share (note 11):
Basic	$0.03	$(0.05)	$0.07	$(0.03)
Diluted	$0.03	$(0.05)	$0.07	$(0.03)
Weighted average common shares outstanding (thousands) (note 11):
Basic	298,237	300,530	298,239	300,364
Diluted	299,791	300,530	299,231	300,364

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,749	$25,874
Investments (note 2)	4,692	1,032
Value added taxes receivable	2,455	10,032
Inventories (note 3)	19,172	14,975
Other current assets	1,636	2,530
Total current assets	64,704	54,443
Mineral property interests (note 4)	243,051	237,245
Investment in Minera Santa Cruz S.A. (note 5)	170,807	167,107
Property and equipment, net (note 6)	14,011	15,759
Other assets (note 15)	531	531
TOTAL ASSETS	$493,104	$475,085
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,849	$18,429
Short-term bank indebtedness (note 7)	—	3,395
Current portion of asset retirement obligation (note 4)	215	215
Total current liabilities	17,064	22,039
Asset retirement obligation, less current portion (note 4)	7,826	7,569
Deferred income tax liability (note 10)	24,641	26,899
Other liabilities (note 4)	1,270	286
Total liabilities	$50,801	$56,793

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 278,239 as of June 30, 2016 and 274,421 as of December 31, 2015 issued and outstanding (in thousands)
Exchangeable: 20,648 shares as of June 30, 2016 and 24,213 shares as of December 31, 2015 issued and outstanding (in thousands)	1,359,435	1,359,144
Accumulated deficit	(918,689)	(940,027)
Accumulated other comprehensive income (loss)	1,557	(825)
Total shareholders’ equity	442,303	418,292
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$493,104	$475,085

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 15.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Stock-based compensation (note 9)	—	754	—	—	754
Shares issued for settlement of accounts payable (note 8)	430	443	—	—	443
Unrealized loss on available-for-sale securities (note 2)	—	—	(647)	—	(647)
Net loss	—	—	—	(8,095)	(8,095)
Balance, June 30, 2015	300,530	$1,361,865	$(523)	$(927,672)	$433,670

Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation (note 9)	—	491	—	—	491
Return of capital distribution (note 8)	—	(1,491)	—	—	(1,491)
Share repurchase (note 8)	(558)	(582)	—	—	(582)
Exercise of stock options (note 9)	812	1,873	—	—	1,873
Other-than-temporary impairment on marketable equity securities (note 2)	—	—	882	—	882
Unrealized gain on available-for-sale securities, net of taxes (note 2)	—	—	1,500	—	1,500
Net income	—	—	—	21,338	21,338
Balance, June 30, 2016	298,888	$1,359,435	$1,557	$(918,689)	$442,303

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Cash paid to suppliers and employees	$(20,996)	$(32,379)
Cash received from gold and silver sales	34,932	37,711
Dividends received from Minera Santa Cruz S.A. (note 5)	5,397	548
Interest received	220	87
Cash provided by operating activities	19,553	5,967
Cash flows from investing activities:
Proceeds from reimbursement of equipment deposit (note 6)	961	—
Proceeds from sale of investments (note 2)	470	—
Acquisition of mineral property interests (note 4)	(5,950)	—
Additions to property and equipment (note 6)	(252)	(433)
Acquisition of investments (note 2)	(398)	(1,114)
Cash used in investing activities	(5,169)	(1,547)
Cash flows from financing activities:
Withdrawal of short-term bank indebtedness (note 7)	—	5,764
Repayment of short-term bank indebtedness (note 7)	(3,395)	—
Return of capital distribution (note 8)	(1,489)	—
Share repurchase (note 8)	(582)	—
Proceeds from exercise of stock options (note 9)	1,873	—
Cash (used in) provided from financing activities	(3,593)	5,764
Effect of exchange rate change on cash and cash equivalents	84	(193)
Increase in cash and cash equivalents	10,875	9,991
Cash and cash equivalents, beginning of period	25,874	12,380
Cash and cash equivalents, end of period	$36,749	$22,371

Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	$21,338	$(8,095)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(9,096)	2,323
Loss on reimbursement of equipment deposit (note 6)	541	—
Impairment of mineral property interests and property and equipment (note 4)	—	28,542
Other-than-temporary impairment on marketable equity securities (note 2)	882	—
Recovery of deferred income taxes	(2,723)	(13,484)
Gain on sale of marketable securities (note 2)	(22)	(4)
Stock-based compensation	491	754
Depreciation	497	480
Accretion of asset retirement obligation	257	591
Amortization of mineral property interests and asset retirement obligations	1,144	644
Foreign exchange (gain) loss	(84)	193
Unrealized gain on derivative instrument (note 2)	(1,719)	—
Change in non-cash working capital items:
Decrease in VAT taxes receivable, net of collection of $9,523 (2015 - $4,062)	7,577	1,284
Increase in other assets related to operations	(3,304)	(6,802)
Decrease in liabilities related to operations	(1,622)	(1,007)
Dividends received from Minera Santa Cruz S.A. (note 5)	5,396	548
Cash provided by operating activities	$19,553	$5,967

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, the Consolidated Balance Sheets as at June 30, 2016 (unaudited) and December 31, 2015, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation (Topic 718) – Improvements to employee Share-Based Payment Accounting:  In March 2016, the FASB Issued ASU No. 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting: In March 2016 the FASB issued ASU 2016-07, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

Financial Instruments — Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its second quarter of 2019. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

Revenue from Contracts with Customers – Deferral of the Effective Date: In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2015-09. ASU 2015-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

NOTE 2   INVESTMENTS

The investment portfolio of the Company consists of marketable equity securities and warrants of certain publicly-traded companies. The Company classifies the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices. The warrants are recorded at fair value using the Black-Scholes option pricing model.  The following is a summary of the balances as of June 30, 2016 and December 31, 2015:

				Other	Statement of
		Additions	Disposals	Comprehensive	Operations	Fair Value
	Opening	during	during	Income	(Loss)	end of the
As of June 30, 2016	balance	period	period	(pre-tax)	Income	period
Marketable equity securities	$1,032	$233	$(470)	$2,873	$(860)	$2,808
Warrants	—	165	—	—	1,719	1,884
Investments	$1,032	$398	$(470)	$2,873	$859	$4,692

				Other	Statement of
		Additions	Disposals	Comprehensive	Operations	Fair Value
	Opening	during	during	Loss	(Loss)	end of the
As of December 31, 2015	balance	year	year	(pre-tax)	Income	year
Marketable equity securities	$1,409	$448	$—	$(825)	$—	$1,032
Warrants	—	—	—	—	—	—
Investments	$1,409	$448	$—	$(825)	$—	$1,032

As of June 30, 2016, the cost of the marketable equity securities and warrants was approximately $1.8 million (December 31, 2015 - $1.9 million).

On May 13, 2016, the Company participated in a private placement with Golden Predator Mining Corp. (“Golden Predator”) under which it acquired 3,125,000 units, each unit consisting of one common share and one common share

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

purchase warrant (“warrant”), for a total cost of $0.4 million. Using proportional allocation, the Company allocated $0.2 million as the cost base for each to the common shares and warrants.

As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2016, the Company recorded an unrealized gain of $1.7 million.

In addition, during the six months ended June 30, 2016, the Company sold marketable equity securities for proceeds of $0.5 million.  The Company realized a gain of $0.1 million, which is included in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the six months ended June 30, 2016, the Company reviewed its investment portfolio to determine if any security was other-than-temporarily impaired (“OTTI”). An OTTI security would require the Company to record an impairment charge in the income statement in the period any such determination is made. In making this judgment, the Company evaluated, among other things, the duration and extent to which the fair value of a security was less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis.

From this assessment the Company concluded that the fair value of certain marketable equity securities exhibited a prolonged decline in share price due to deterioration of the issuer’s results; therefore, the decline in these marketable equity securities was considered OTTI.  Accordingly, the Company recognized an OTTI impairment loss of $0.6 million and $0.9 million on the Consolidated Statement of Operations and Comprehensive Income (Loss), for the three and six months ended June 30, 2016, respectively.

For the remaining marketable equity securities, the Company recorded a gain, net of tax, in other comprehensive income, of $1.6 million and $1.5 million for the three and six months ended June 30, 2016.  The gain was recorded in accumulated other comprehensive income and is reported as a separate line item in the shareholders' equity section of the balance sheet.

The gains and losses for available-for-sale securities are not reported in the Consolidated Statement of Operations and Comprehensive Income (Loss) until the securities are sold or if there is an other-than-temporary decline in fair value below cost.

NOTE 3   INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Ore on leach pads	$8,633	$7,150
In-process inventory	3,740	2,830
Stockpiles	1,753	1,923
Precious metals	3,598	1,820
Materials and supplies	1,448	1,252
Inventories	$19,172	$14,975

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 4 MINERAL PROPERTY INTEREST AND ASSET RETIREMENT OBLIGATIONS

Mineral Property Interests

On April 19, 2016, the Company completed the acquisition of the sliding scale net smelter return royalty (the “Royalty”) on the El Gallo 1 Mine and El Gallo 2 project, previously requiring payment of 3.5% of gross revenue less allowable deductions, eventually reducing to 1%. The purchase price consisted of a $5.3 million payment at closing and a deferred payment of $1.0 million on June 30, 2018, conditional that the El Gallo 1 Mine and El Gallo 2 project are in operation at that time.

The total cost of the Royalty was accounted for as an addition to mineral property interests.  The cost was allocated to El Gallo 1 Mine and El Gallo 2 project based on the relative fair value of the future royalty payments for each project. The allocation resulted in approximately $5.1 million allocated to the El Gallo 1 Mine and $1.2 million allocated to the El Gallo 2 project. The $1.0 million conditional deferred payment has been included under non-current other liabilities as of June 30, 2016.  The Royalty ceased accruing at the end of March 2016.

The Company conducts a review of potential triggering events for evaluation of all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy.  During the six months ended June 30, 2016, the Company did not identify events or changes in circumstances affecting the carrying values of its long-lived assets.

During the quarter ended June 30, 2015, the Company performed a strategic review of its mineral property interests in Nevada. A decision was made to allow certain non-essential claims and portions of claims, included within the Gold Bar Complex and Tonkin Complex, to lapse on the September 1, 2015 renewal date and therefore reduce property holding costs that otherwise would have been incurred in the third quarter of 2015. This resulted in a pre-tax impairment charge of $19.7 million for the Gold Bar project and $8.9 million for the Tonkin Project, and an income tax recovery of $10.0 million recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015.

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the Tonkin property in Nevada and the El Gallo 1 Mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2016 and for the year ended December 31, 2015 are as follows:

	Six months ended June 30, 2016	Year ended December 31, 2015
Asset retirement obligation liability, beginning balance	$7,784	$7,471
Accretion of liability	257	429
Adjustment reflecting updated estimates	—	(116)
Asset retirement obligation liability, ending balance	$8,041	$7,784

As at June 30, 2016, the current portion of the asset retirement obligation was $0.2 million (December 31, 2015 - $0.2 million).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at any of the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs for that property are charged to expense based on the units of production method upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at the El Gallo 1 Mine as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to the Consolidated Statement of Operations and Comprehensive Income (Loss) based on the most appropriate amortization method, which includes the straight-line or units of production method over the estimated useful life of the mine.

For the three and six months ended June 30, 2016, the Company recorded $0.8 million and $1.1 million, respectively (June 30, 2015, $0.3 million and $0.6 million, respectively), of amortization expense related to the El Gallo 1 Mine, which are included in Production Costs Applicable to Sales in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016, of which $0.1 million and $0.1 million, respectively, related to the amortization of capitalized asset retirement costs (June 30, 2015 - $0.1 million and $0.1 million, respectively).

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company’s 49% attributable share of results of operations from its investment in MSC was income of $4.1 million and $9.1 million for the three and six months ended June 30, 2016, respectively (June 30, 2015 – losses of $2.7 million and $2.3 million, respectively). These amounts include the amortization of the fair value increments arising from purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes in 2012. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase in the income from the Company’s investment in MSC for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company received $2.8 million and $5.4 million in dividends from MSC, respectively.  This compares to $0.5 million received during the three and six months ended June 30, 2015.

Changes in the Company’s investment in MSC for the six months ended June 30, 2016 and year ended December 31, 2015 are as follows:

	Six months ended June 30, 2016	Year ended December 31, 2015
Investment in MSC, beginning of the period	$167,107	$177,018
Attributable net income (loss) from MSC	9,418	(2,859)
Amortization of fair value increments	(6,456)	(10,669)
Income tax recovery	6,134	15,942
Dividend distribution received	(5,396)	(548)
Impairment of investment in MSC	—	(11,777)
Investment in MSC, end of the period	$170,807	$167,107

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

A summary of the operating results from MSC for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Minera Santa Cruz S.A. (100%)
Net Sales	$58,581	$49,858	$110,653	$95,749
Production costs applicable to sales	(38,832)	(41,310)	(76,559)	(78,173)
Net income (loss)	10,973	(3,042)	19,221	(1,810)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$5,377	$(1,491)	$9,418	$(887)
Amortization of fair value increments	(2,774)	(3,401)	(6,456)	(6,088)
Income tax recovery	1,530	2,240	6,134	4,652
Income (loss) from investment in MSC, net of amortization	$4,133	$(2,652)	$9,096	$(2,323)

As of June 30, 2016, MSC had current assets of $107.8 million, total assets of $484.1 million, current liabilities of $43.7 million and total liabilities of $135.4 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges recorded in the fourth quarter of 2015. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $107.0 million, total assets of $293.4 million, current liabilities of $49.1 million, and total liabilities of $81.9 million as at June 30, 2016.

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment included a deposit with a contractor for the construction of certain equipment pertaining to the El Gallo 2 project, which was accounted for under construction-in-process. During the six months ended June 30, 2016, the Company reached an agreement with the contractor, whereby the Company was refunded the deposit less costs incurred for the equipment design. The total cost of the deposit was $1.5 million, of which $1.0 million was refunded. The remaining $0.5 million was recorded to development costs in the Consolidated Statement of Operations and Comprehensive Income (Loss).

As of June 30, 2016, property and equipment was $14.0 million (December 31, 2015 - $15.8 million), net of accumulated depreciation of $5.2 million (December 31, 2015 - $4.7 million).

NOTE 7   SHORT-TERM BANK INDEBTEDNESS

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

On June 1, 2015, CMP drew down the entire 90,000,000 Mexican pesos, equivalent to $5.2 million as of December 31, 2015, on the line of credit. During the year ended December 31, 2015, CMP collected 34,654,201 Mexican pesos (equivalent to $2.0 million as of December 31, 2015) of VAT receivable, from which 2,903,100 Mexican pesos were applied against the accrued interest and the remaining 31,751,101 Mexican pesos (approximately $1.8 million as of December 31, 2015) were applied against the principal.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

On January 13, 2016, CMP paid the remaining balance of the indebtedness in the amount of 58,248,899 Mexican Pesos (approximately $3.4 million as of June 30, 2016).  Upon the final payment, the line of credit agreement was terminated.

NOTE 8   SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2016, 3.6 million exchangeable shares were converted into common stock (June 30, 2015 – 1.4 million).  At June 30, 2016, outstanding exchangeable shares not exchanged and not owned by the Company or its subsidiaries totaled 20.6 million (June 30, 2015 – 27.1 million).

During the six months ended June 30, 2016, 811,334 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at a weighted average exercise price of $2.33 per share for proceeds of $1.9 million.  In comparison, there were no exercises of stock options during the same period of 2015.

On June 18, 2015, the Board of Directors declared an annual return of capital distribution of $0.01 per share of common stock, payable semi-annually.  The first semi-annual return of capital distribution payment of $0.005 was made on August 17, 2015 and the second payment of $0.005 was made on February 12, 2016, each for a total of $1.5 million. Return of capital distributions are paid to holders of the Company’s common stock and exchangeable shares.

On October 1, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to 15,000,000 shares of its common stock over a twelve month period, with an authorized maximum of $15.0 million to be spent on the repurchases. Under the program, purchases of common stock may be made from time-to-time in the open market, subject to compliance with applicable U.S. and Canadian laws. The timing and amounts of any purchase are based on market conditions and other factors including share price, regulatory requirements and capital availability.  Further, the repurchase program may be suspended, discontinued or modified at any time, at the discretion of the Board of Directors. During the six months ended June 30, 2016 the Company repurchased 557,991 shares of common stock (year-ended December 31, 2015 - 1,896,442) at a total cost of $0.6 million (December 31, 2015 - $1.8 million), all of which have been cancelled.

During the six months ended June 30, 2015, the Company issued 430,295 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered. The fair value of the common stock at the time of issuance was $0.4 million. The agreement with this mining contractor expired and was renegotiated during 2015 and under the revised agreement, the Company can no longer make share payments and instead is required to pay in cash.

At the annual meeting held on May 31, 2016, the holders of exchangeable shares of McEwen Mining-Minera Andes Acquisition Corp., a wholly-owned subsidiary of the Company (“MAQ”), voted to amend its Articles of Incorporation to allow early redemption of all outstanding exchangeable shares for common stock of the Company.   On July 25, 2016, the Company announced that MAQ had established a redemption date of August 23, 2016 in respect of all of its outstanding exchangeable shares and that McEwen Mining (Alberta) ULC ("McEwen (Alberta)") elected to exercise its overriding redemption call right to acquire all of the outstanding exchangeable shares (other than exchangeable shares held by the Company and its subsidiaries) on the business day immediately prior to the redemption date, being August 22, 2016.  On August 22, 2016, it is anticipated that McEwen (Alberta) will acquire all of the exchangeable shares not yet redeemed for purchase consideration of one share of the Company’s common stock per exchangeable share. Following the redemption, it is expected that MAQ will apply to have the exchangeable shares delisted from the Toronto Stock Exchange (“TSX”). After August 22, 2016, former holders of exchangeable shares will not have any rights as holders thereof other than the right to receive shares of the Company’s common stock.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 9   STOCK-BASED COMPENSATION

During the six months ended June 30, 2016, no stock options were granted to employees or directors.  In comparison, during the six months ended June 30, 2015, the Company granted stock options to certain employees for an aggregate of 0.1 million shares of common stock at a weighted average exercise price of $1.07 per share. The options vest equally over a three-year period (subject to acceleration of vesting in certain events) if the individual remains affiliated with the Company and are exercisable for a period of 5 years from the date of issue.

The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	—%	1.12%	—%	1.10%
Dividend yield	—%	—%	—%	—%
Volatility factor of the expected market price of common stock	—%	72.90%	—%	74.08%
Weighted-average expected life of option	—	3.5 years	—	3.5 years
Weighted-average grant date fair value	—	0.58	—	0.56

During the three and six months ended June 30, 2016, the Company recorded stock option expense of $0.1 million and $0.5 million respectively.  This compares to $0.2 million and $0.8 million for the three and six months ended June 30, 2015.

NOTE 10   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to income before taxes primarily resulting from valuation allowances being applied to losses, changes in recognition of certain deferred tax assets, changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition and changes due to impairment of mineral property interests. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar.

For the three and six months ended June 30, 2016, the Company recorded an income tax recovery of $0.4 million and $2.3 million, respectively, as a result of the Argentine peso devaluation.  In comparison, for the three and six months ended June 30, 2015, the Company recorded an income tax recovery of $0.8 million and $2.0 million, respectively, resulting from the Argentine peso devaluation.

For the three and six months ended June 30, 2015, the Company recorded an income tax recovery of $10.0 million, corresponding to the impairment of mineral property interests described in Note 4, Mineral Property Interest and Asset Retirement Obligations.

NOTE 11   INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Below is a reconciliation of the basic and diluted weighted average number of common shares and exchangeable shares outstanding and the computations for basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(amounts in thousands, except net income per share)
Net income (loss)	$8,353	$(14,116)	$21,338	$(8,095)

Weighted average common shares outstanding:	298,237	300,530	298,239	300,364
Effect of employee stock-based awards	1,554	—	992	—
Diluted shares outstanding:	299,791	300,530	299,231	300,364

Net income (loss) per share:	$0.03	$(0.05)	$0.07	$(0.03)
Diluted	$0.03	$(0.05)	$0.07	$(0.03)

For the three months ended June 30, 2016, options to purchase 2.3 million shares of common stock outstanding at June 30, 2016 (June 30, 2015 – 4.4 million) at an average exercise price of $4.20 per share (June 30, 2015 – $3.36) were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during that period.

For the six months ended June 30, 2016, options to purchase 3.0 million shares of common stock outstanding at June 30, 2016 (June 30, 2015 – 4.4 million) at an average exercise price of $3.73 per share (June 30, 2015 – $3.49) were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during the six months ended June 30, 2016.

NOTE 12   RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2016, the Company incurred and paid $50,604 and $71,086, respectively (June 30, 2015 - $nil and $16,137, respectively) to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft.

For the three and six months ended June 30, 2016, legal fees of $27,362 and $50,462, respectively (June 30, 2015 – $16,020 and $16,020, respectively) were incurred with REVlaw, a company owned by Carmen Diges, General Counsel of the Company, and an outstanding balance of $108,262 is included within accounts payable at June 30, 2016 (December 31, 2015 - $57,800). The services of Ms. Diges as General Counsel are provided by REVlaw.  These legal fees have been recorded at their exchange amount, being the amount agreed to by the parties.

The Company agreed to share services with Lexam VG Gold Inc. (“Lexam”) including rent, personnel, office expenses and other administrative services.  The Company’s Chairman and Chief Executive Officer is the Non-Executive Chairman of Lexam and holds 27% ownership in Lexam.

For the three and six months ended June 30, 2016, the Company reimbursed Lexam $18,038 and $41,383 respectively for net shared services. During the comparable period in 2015, Lexam paid $1,716 and $8,400, respectively to the Company. These transactions are in the normal course of business.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 13   SEGMENTED INFORMATION

McEwen Mining is a mining and minerals exploration, development and production company focused on precious metals in Argentina, Mexico and the United States. The Company identifies its reportable segments as those consolidated operations that are currently engaged in the exploration for and/or production of precious metals. Operations not actively engaged in the exploration for, or production of precious metals are aggregated at the corporate level for segment reporting purposes.

The financial information relating to the Company’s operating segments as of, and for the three and six months ended June 30, 2016 and 2015 is as follows:

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended June 30, 2016
Gold and silver sales	$—	$14,613	$—	$—	$14,613
Production costs applicable to sales	—	(5,763)	—	—	(5,763)
Mine development costs	—	(619)	(697)	—	(1,316)
Exploration costs	(193)	(860)	(599)	(37)	(1,689)
General and administrative expenses	(146)	(770)	(52)	(1,632)	(2,600)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	4,133	—	—	—	4,133
Operating income (loss)	3,667	5,869	(1,571)	(1,236)	6,729

For the six months ended June 30, 2016
Gold and silver sales	$—	$35,803	$—	$—	$35,803
Production costs applicable to sales	—	(14,830)	—	—	(14,830)
Mine development costs	—	(697)	(1,317)	—	(2,014)
Exploration costs	(503)	(1,645)	(1,187)	(94)	(3,429)
General and administrative expenses	(185)	(1,489)	(107)	(3,587)	(5,368)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	9,096	—	—	—	9,096
Operating income (loss)	8,144	15,365	(3,098)	(3,312)	17,099

As at June 30, 2016
Investment in Minera Santa Cruz S.A.	$170,807	$—	$—	$—	$170,807
Mineral property interests	191,490	14,763	36,798	#REF!	#REF!
Total assets	369,615	65,023	37,642	20,824	493,104

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended June 30, 2015
Gold and silver sales	$—	$16,160	$—	$—	$16,160
Production costs applicable to sales	—	(7,288)	—	—	(7,288)
Mine development costs	—	(163)	—	—	(163)
Exploration costs	(659)	(1,275)	(1,065)	(81)	(3,080)
General and administrative expenses	(173)	(1,141)	(49)	(1,914)	(3,277)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	(2,652)	—	—	—	(2,652)
Impairment of mineral property interests and property and equipment	—	—	(28,542)	—	(28,542)
Operating (loss) income	(3,634)	5,863	(29,846)	(2,060)	(29,677)

For the six months ended June 30, 2015
Gold and silver sales	$—	$39,042	$—	$—	$39,042
Production costs applicable to sales	—	(17,742)	—	—	(17,742)
Mine development costs	—	(337)	—	—	(337)
Exploration costs	(922)	(2,874)	(1,454)	(172)	(5,422)
General and administrative expenses	(320)	(2,014)	(108)	(4,043)	(6,485)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(2,323)	—	—	—	(2,323)
Impairment of mineral property interests and property and equipment	—	—	(28,542)	—	(28,542)
Operating (loss) income	(3,853)	14,210	(30,527)	(4,339)	(24,509)

As at June 30, 2015
Investment in Minera Santa Cruz S.A.	$174,147	$—	$—	$—	$174,147
Mineral property interests	202,889	10,051	45,685	—	258,625
Total assets	379,987	67,946	46,435	12,247	506,615

NOTE 14   FAIR VALUE ACCOUNTING

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
June 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$4,692	$2,808	$1,884	$—
	$4,692	$2,808	$1,884	$—

	Fair Value as at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$1,032	$1,032	$—	$—
	$1,032	$1,032	$—	$—

The Company's investments mainly consist of marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

Further, as noted in Note 2, Investments, the Company’s investments also include warrants to purchase common stock of Golden Predator. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 15   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States. These surety bonds are available for draw down by the Bureau of Land Management (“BLM”) in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

As at June 30, 2016, there were $4.8 million of surety bonds outstanding (December 31, 2015 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10% ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of August 4, 2016 for the foreseeable future. It also analyzes our financial condition at June 30, 2016 and compares it to our financial condition at December 31, 2015. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2016 and compares those to the results for the three and six months ended June 30, 2015.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2015.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, all-in costs, all-in cost per ounce, average realized price per ounce, and cash investments and precious metals, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 35.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except otherwise stated)
Gold and silver sales	$14,613	$16,160	$35,803	$39,042
Income (loss) on investment in MSC, net of amortization	$4,133	$(2,652)	$9,096	$(2,323)
Earnings from mining operations (1)(3)	$19,349	$13,382	$38,823	$30,556
Net income (loss)	$8,353	$(14,116)	$21,338	$(8,095)
Net income (loss) per common share	$0.03	$(0.05)	$0.07	$(0.03)
Consolidated gold ounces(1):
Produced	27.9	28.5	56.9	53.2
Sold	23.2	25.0	52.7	53.0
Consolidated silver ounces(1):
Produced	875	801	1,549	1,456
Sold	840	830	1,669	1,552
Consolidated gold equivalent ounces(1)(2):
Produced	39.6	39.2	77.5	72.6
Sold	34.4	36.0	75.0	73.7
Consolidated average realized price ($/ounce)(1)(3):
Gold	$1,268	$1,172	$1,233	$1,194
Silver	$18.08	$15.34	$16.69	$16.12
Consolidated costs per gold equivalent ounce sold ($/ounce)(1)(2):
Total cash costs(3)	$719	$713	$663	$693
All‑in sustaining costs(3)	$942	$1,048	$873	$997
All‑in costs(3)	$1,201	$1,151	$1,046	$1,096
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José Mine.
(2)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 is 75:1.
(3)

Earnings from mining operations, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” on page 35 for additional information, including definitions of these terms.

Operating and Financial Highlights

•

We produced 39,555 gold equivalent ounces in the second quarter of 2016, which includes 15,640 gold equivalent ounces from the El Gallo 1 Mine in Mexico and 23,915 gold equivalent ounces attributable to us from our 49% interest in the San José Mine in Argentina. Production slightly increased year-over-year by 1% due to higher number of tonnes processed at the San José Mine, partially offset by lower number of tonnes processed and lower grades obtained at the El Gallo 1 Mine.

•

Our total cash costs, all-in sustaining costs and all-in costs for our operations on a consolidated basis for the second quarter of 2016 totaled $719, $942 and $1,201 per gold equivalent ounce sold, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine for the second quarter totaled $465 and $495 per gold equivalent ounce sold, respectively. Total cash costs and all-in sustaining costs at the San José Mine for the second quarter of 2016 totaled $849 and $1,075 per gold equivalent ounce sold, respectively.

•

The year-over-year increase in total cash costs per gold equivalent ounce in the second quarter reflects lower grades of ore processed during that period, partially offset by the devaluation in both the Argentinean and Mexican Pesos in the quarter, impacting costs denominated in these currencies.

•

The decrease in all-in sustaining costs per gold equivalent ounce in the second quarter results from lower pre-stripping costs at our El Gallo 1 Mine, coupled with lower exploration, mine development and capital expenditures incurred at the San José Mine during the 2016 period.

•

The year-over-year increase in all-in costs per gold equivalent ounce reflects the $5.3 million addition to mineral property interests as a result of the acquisition of the El Gallo royalty, which was completed on the second quarter of 2016.

•

We sold 34,373 gold equivalent ounces in the second quarter of 2016, which includes 11,593 gold equivalent ounces from the El Gallo 1 Mine and 22,780 gold equivalent ounces attributable to us from our 49% interest in the San José Mine.

•

The average realized sale price per ounce for our operations on a consolidated basis in the second quarter of 2016 was $1,267 and $18.08 per ounce of gold and silver sold, respectively. These compare to $1,172 and $15.34 per ounce of gold and silver sold in the second quarter of 2015. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates from the San José Mine.

•

Our 2016 production guidance remains at 99,500 gold ounces and 3.3 of million silver ounces. Production guidance for 2016 at the El Gallo 1 Mine is estimated as 54,500 gold ounces whereas for our share of production at the San José Mine we estimated 45,000 gold ounces and 3.3 million silver ounces. Consolidated production guidance is estimated in a range of 140,000 to 150,000 gold equivalent ounces.

•

We reported consolidated net income of $8.4 million, or $0.03 per share for the second quarter of 2016, compared to a net loss of $14.1 million, or $0.05 per share for the comparable period in 2015. The net income for the second quarter of 2016 was the combined result of the absence of any impairment charges in the 2016 period, the increase in net income from our investment in MSC; lower production costs due to lower number of ounces sold at the El Gallo 1 Mine and reduced exploration costs incurred during the second quarter of 2016, compared to the same period in 2015.

•

Consolidated earnings from mining operations for the quarter ended June 30, 2016 were $19.3 million, compared to consolidated earnings of $13.4 million for the comparable period in 2015.  The increase is the result of the overall improvement in MSC’s operations reported during the quarter.

•

We ended the second quarter of 2016 with $55.7 million in cash, investments and precious metals, and no outstanding debt.  In comparison, we ended the second quarter of 2015 with $28.9 million in cash, investments and precious metals, and $5.8 million in outstanding debt. For a reconciliation of precious metals valued at the London PM Fix spot price and cost, please see the discussion under “Non GAAP Financial Performance Measures” below, on page 35.

Consolidated Performance

For the three months ended June 30, 2016, our net income was $8.4 million or $0.03 per share, compared to a net loss of $14.1 million or $0.05 per share for the second quarter in 2015. The improvement in operations was mainly due to the absence of any impairment charges in the 2016 period.  The other significant improvement was the $4.1 million net income recognized from our investment in MSC during 2016, compared to a net loss of $2.7 million in 2015.  In addition, during the second quarter of 2016 we reported a decrease in production costs resulting from a lower number of ounces sold, coupled with a decrease in exploration costs and general and administrative expenses, partially offset by higher mine development costs related to the advancement of our Gold Bar project during the 2016 period.

During the second quarter ended June 30, 2016, we produced 27,888 ounces of gold and 875,006 ounces of silver, compared to 28,483 ounces of gold and 801,119 ounces of silver in the same period of 2015.  Production of gold slightly decreased by 2% as a result of a 16% decrease in the number of tonnes processed at the El Gallo 1 Mine, coupled with lower grades obtained, which was partly offset by increases of 10% and 9% in the number of ounces of gold and silver produced by MSC. Production costs applicable to sales decreased 21% to $5.8 million in 2016 from $7.3 million in 2015, as a result of the lower number of ounces of gold sold by the El Gallo 1 Mine, previously mentioned.

During the six months ended June 30, 2016, our net income was $21.3 million or $0.07 per share, compared to a net loss of $8.1 million or $0.03 per share for the same period in 2015. The net income in 2016 is mainly due to no impairments, the improved operations at the San Jose Mine, which resulted in a net income of $9.1 million recognized from our investment in MSC, compared to a net loss of $2.3 million in the 2015 period. Other contributors to the increase in net income were the decrease in production costs resulting from lower number of ounces sold in the period, coupled with lower mining costs obtained from certain vendors, as well as the decrease in general and administrative expenses compared to the previous period.

During the six months ended June 30, 2016 we produced 56,863 ounces of gold and 1,548,773 ounces of silver, compared to 53,179 ounces of gold and 1,456,458 ounces of silver in the same period of 2015.  Production of gold increased as a result of higher number of tonnes processed at the San Jose mines, partly offset by a decrease in average grades and recoveries at the San Jose and El Gallo 1 mines.  Production costs applicable to sales decreased 16% to $14.8 million in 2016 from $17.7 million in 2015.

Results of Consolidated Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Gold and silver sales in the three months ended June 30, 2016 totaled $14.6 million, compared to $16.2 million for the same period in 2015. The decrease in revenue was due to a 10% decrease in the number of gold ounces sold from our El Gallo 1 Mine, partly offset by a 6% increase in the average realized sales prices of gold during the three months ended June 30, 2016 compared to the same period in 2015.

Total costs and expenses, excluding impairment charges, in the three months ended June 30, 2016 was $7.9 million, compared to $17.3 million in the 2015 period, a decrease of 55%. The significant decrease was primarily a result of higher income from our investment in MSC, coupled with lower production, property holding and general and administrative costs incurred during the period.

Production costs applicable to sales at the El Gallo 1 Mine decreased by 21% to $5.8 million in the three months ended June 30, 2016, compared to $7.3 million for the same period in 2015, due to a 15% decrease in the number of ounces of gold equivalent ounces sold, coupled with lower costs obtained from certain vendors’ contracts that were renegotiated during the first quarter of 2016 and the impact of the Mexican peso devaluation against the U.S. dollar.  The decrease was partly offset by lower production grades obtained during the 2016 period.  Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine development costs, which are comprised of engineering and development costs incurred at our advanced-stage properties, increased to $1.3 million during the three months ended June 30, 2016 compared to $0.2 million during the same period in 2015. The increase relates to costs incurred in the advancement of our Gold Bar and El Gallo 2 projects in the later period. As described in the “Advanced-stage Properties” section below, our designation of certain properties as “Advanced-stage Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

Exploration costs in the second quarter of 2016 decreased to $1.7 million from $3.1 million in the same period of 2015, due to lower exploration activity in Argentina, Mexico and Nevada. For Argentina, during the 2016 period, we spent $0.2 million in engineering work, compared to $0.7 million in the prior year.  For Mexico, in the 2016 period, we spent $0.9 million in exploration expenditures mostly at the Magistral area, compared to $1.3 million in the same period in 2015. For Nevada, we spent $0.6 million in exploration expenditures mostly at the Afgan-Kobeh project, which compares to $1.1 million incurred at other projects during the same period in 2015. We have reduced exploration activity to focus on the development of the Gold Bar project.

Property holding costs decreased period-over-period to $0.3 million in the 2016 period from $0.5 million in the 2015 period as a result of a lower number of Mexican claims held, coupled with a devaluation of the Mexican Peso during the three month period of 2016.

General and administrative expenses decreased by 21% to $2.6 million from $3.3 million during the three months ended June 30, 2016 compared to the same period in 2015 as a result of the devaluation of the Canadian dollar, Mexican peso and Argentinean peso against the U.S. dollar during the 2016 period in comparison with the 2015 period.

Our income on investment in MSC, net of amortization, during the three months ended June 30, 2016 was $4.1 million, compared to net loss on investment of $2.7 million in the 2015 period. The income realized in 2016 is the result of MSC’s higher net sales obtained from the higher volume of ounces of silver and gold sold coupled with higher average realized prices. In addition, production costs were lower in the period due to a reduction in stoppage costs, export duties, capital expenditures, and the devaluation of the Argentinean peso against the U.S. dollar, which also contributed to the improvement of MSC’s operating performance during the quarter.

No impairment has been recognized during the three months ended June 30, 2016.  In comparison, during the same period of 2015, we recognized a total pre-tax impairment of $28.5 million in our Nevada properties. This impairment resulted from our decision to drop non-essential claims at the Tonkin and Gold Bar projects, in order to reduce annual property holding costs.

Interest and other income decreased to an expense of $0.1 million during the three months ended June 30, 2016 from income of $3.2 million in 2015. The balance in 2015 included an accrual for insurance proceeds receivable related to the theft of gold in concentrate stolen from our refinery in Mexico.

Other-than-temporary impairment on marketable equity securities increased to $0.6 million during the three months ended June 30, 2016, from $nil in the same period in 2015, due to the recognition of an impairment in the value of certain marketable securities held at June 30, 2016.

We recognized an unrealized gain of $1.7 million from the warrants acquired on May 13, 2016 through a private placement offered by another mining company. Details of the valuation of these instruments are provided in Note 2 – Investments and Note 14 – Fair value accounting of the consolidated financial statements.

Recovery of income taxes was $0.9 million during the three months ended June 30, 2016, compared to $12.3 million in the 2015 period.  The decrease was the result of the $10.0 million tax recovery included in 2015 resulting from the impairment of certain properties, and larger foreign exchange devaluation in 2015, particularly in Argentina.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Gold and silver sales in the six months ended June 30, 2016 totaled $35.8 million.  This compares to $39.0 million for the same period in 2015. The decrease in revenue is the result of the 8% lower number of gold equivalent ounces sold during the 2016 period. Average realized gold and silver prices for the six months ended June 30, 2016 remained unchanged from the ones realized in the same period in 2015.

Total costs and expenses, excluding impairment charges, in the six months ended June 30, 2016 totaled $18.7 million, compared to $35.0 million in the 2015 period, a decrease of 46%. This significant decrease in costs and expenses was mainly due to the improvement in MSC results, which reported net income of $9.1 million for the 2016 period, compared to a net loss of $2.3 million during the 2015 period.  Further, total costs and expenses in 2016 were also lower due to reduced production costs mostly associated with the lower number of ounces of gold and silver sold in the six months endedof 2016.

Production costs applicable to sales at the El Gallo 1 Mine were $14.8 million in the six months ended June 30, 2016, compared to $17.7 million for the same period in 2015. The 16% decrease in production costs was due to an 8% lower number of ounces of gold sold by the El Gallo 1 Mine, coupled with lower costs realized from the renegotiation of certain vendors’ contracts in the first quarter of the year and the impact of the devaluation of the Mexican peso against the U.S. dollar.

Mine development costs during the six months ended June 30, 2016, were $2.0 million, of which $1.3 million were incurred in our Gold Bar project.  In comparison, $0.3 million had been incurred for the six months ended June 30, 2015, all of which relate to our El Gallo 2 project.

Exploration costs in 2016 decreased by 37% to $3.4 million, from $5.4 million in 2015, due to an overall reduction in exploration expenditures as we concentrate efforts towards the development of our advanced-stage properties. During the 2016 period, we spent $0.5 million in exploration expenditures in Argentina primarily relating to basic geological work on the Los Azules Project, compared to $0.9 million in the same period in 2015.  For Mexico, during the 2016 period, we spent $1.6 million primarily on drilling at the El Gallo 1 Mine, compared to $2.9 million in the same period in 2015.  For Nevada, we spent $1.2 million on exploration expenditures mainly at the Afgan-Kobeh property, compared to $1.5 million in the comparable period in 2015 for infill drilling at the Gold Bar project.

Property holding costs decreased by 30% to $1.4 million in the 2016 period, from $2.0 million in the 2015 period.  primarily due to the devaluation of the Mexican peso against the U.S. dollar.

General and administrative expenses decreased by 17% in the 2016 period to $5.4 million compared to $6.5 million in 2015, as a combination of our efforts to reduce costs and the devaluation of the Canadian dollar, Mexican peso and Argentinean peso against the U.S. dollar observed during the 2016.

Our income on investment in MSC, net of amortization, during the six months ended June 30, 2016 was $9.1 million, compared to a loss of $2.3 million in the 2015 period. The net income reported in 2016 was due the overall improvement in MSC’s performance due to higher revenue from higher number of gold and silver ounces sold at higher average realized prices, coupled with lower production costs due to reduced export duties and taxes, the absence of stoppage costs, and the reduction of exploration and development costs during the period ended June 30, 2016.  Further, during the six months ended June 30, 2016, the devaluation of the Argentinean peso against the U.S. dollar had a greater impact than the increase in inflation noted in the period, also contributing to the improvement of MSC’s results.

During the six months ended June 30, 2016, we recognized no impairment charges. This compares to $28.5 million, along with a deferred income tax recovery of $10.0 million, for a net impairment charge of $18.5 million of the Gold Bar and Tonkin projects, for the six months ended June 30, 2015.

Interest income and other income during the six months ended June 30, 2016 was $0.2 million.  This compares to an income of $3.1 million during the same period in 2015.  In 2015 we reported a greater balance due to the accrual of insurance proceeds receivable related to the theft of gold concentrate stolen from our refinery in Mexico, reported in April 2015, and which were collected on July 16, 2015.

Other-than-temporary impairment on marketable equity securities increased to $0.9 million during the six months ended June 30, 2016, from $nil in the same period in 2015, due to the recognition of an impairment in the value of certain marketable securities held at June 30, 2016.

Recovery of income taxes was $2.7 million in the 2016 period, compared to $13.5 million in the 2015 period.  The income tax recovery recognized in the first half of 2016 included $2.3 million deferred tax recovery from the devaluation of the Argentine peso; while in 2015 the recovery of income taxes includes a deferred income tax recovery of $10.0 million related to the impairment discussed above, in addition to $2.0 million deferred tax recovery from the devaluation of the Argentine peso, recognized in 2015.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended June 30, 2016 increased by 1% to $719 per gold equivalent ounce sold, compared to $713 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. The increase is the net result of the 33% higher cash cost reported by the El Gallo 1 Mine and the 9% decrease in cash cost reported by MSC.  In 2015, we benefited from higher average grades of mineral mined and processed at El Gallo 1 Mine, which in addition to improved efficiencies resulted in a larger number of ounces produced and sold, at an overall lower cost.  For MSC, cash costs were higher in the prior year mainly due to the additional cost incurred from the work stoppage that took place in the first half of 2015.

On an aggregate basis, total cash costs decreased by 4% from $25.7 million to $24.7 million in the three months ended June 30, 2016. In addition to the 5% decrease in number of gold equivalent ounces sold during the second quarter of 2016, aggregate total cash costs were lower because in 2016 MSC has benefited from lower export duties and the devaluation of the Argentinean peso against the U.S. dollar.  In addition, during 2016 MSC has not been affected by labour stoppages, compared to the 3 days stoppage that occurred in 2015.  On the contrary, our El Gallo 1 Mine reported higher production costs as a result of higher haulage and exploration costs incurred in the quarter.

For the six months ended June 30, 2016, total cash costs for all of our operating properties on a consolidated basis were $663 per gold equivalent ounce sold, compared to $693 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. The 4% decrease in consolidated total cash costs on a per-ounce basis is due to the overall decrease in aggregate production costs incurred by MSC, over a greater number of ounces of gold equivalent sold at San Jose.  This decrease was partly offset by the 7% increase in the total cash cost per ounce of gold equivalent sold at the El Gallo 1 Mine, which as previously mentioned is associated with the lower average grades obtained from ore mined and processed, which increased the production cost of the ounces of gold equivalent sold in the period.

On an aggregate basis, total cash costs decreased by 3% to $49.7 million in the six months ended June 30, 2016, from $51.1 million in the six months ended June 30, 2015. For 2016 MSC reported a 3% decrease in the aggregate total cash cost despite having a 10% increase in the number of gold equivalent ounces sold in the period. As previously mentioned, in 2016 MSC has benefited from lower export duties and labour stoppage charges, and the continued devaluation of the Argentinean peso, compared to the 2015 period.  The decrease in aggregate total cash costs also reflects the 2% decrease in aggregate cash costs at El Gallo 1 Mine, mainly associated with the 8% lower number of ounces of gold equivalent sold during the period

Consolidated all-in sustaining costs for the quarter ended June 30, 2016 decreased by 10% to $942 per gold equivalent ounce, compared to $1,048 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 used in both periods.  The decrease is due to the 9% lower all-in sustaining cost reported by our El Gallo 1 Mine, coupled with the 12% decrease reported by MSC during the period.

On an aggregate basis, all-in sustaining costs decreased by 14% to $32.4 million for the three months ended June 30, 2016 from $37.7 million in the 2015 period.  The decrease was a result of lower stripping costs at the El Gallo 1 Mine, coupled with lower exploration and capital expenditures incurred at the San Jose mine during the period, and the devaluation of the Mexican peso and Canadian dollar against the U.S. dollar. We also had lower corporate general and administrative expenses in the current period.  Further, all-in sustaining costs were also lower due to the reduced number of ounces of gold equivalent sold.

Consolidated all-in sustaining costs for the six months ended June 30, 2016 decreased by 12% to $873 per gold equivalent ounce, compared to $997 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 used in both periods.

On an aggregate basis, all-in sustaining costs were $65.4 million for the six months ended June 30, 2016. In comparison, all-in sustaining costs on an aggregate basis were $73.4 million in the same period of 2015.  The 11% decrease was a result of lower all-in sustaining costs at our El Gallo 1 Mine from the decrease in exploration and pre-stripping costs, as well as lower general and administrative expenses incurred along with the devaluation of the Mexican peso and Canadian dollar, which were further reduced by the lower number of gold equivalent ounces sold in the 2016 period.  For MSC, despite the higher number of gold equivalent ounces sold at the San Jose Mine, our attributable 49% share of interest in MSC was 6% lower than in the previous year, due to lower exploration, mine development and capital expenditures incurred in 2016 when compared to the 2015 period.

Consolidated all-in costs for the three months ended June 30, 2016 increased by 4% to $1,201 per gold equivalent ounce sold, compared to $1,151 per gold equivalent ounce in the same period of 2015, based on a silver to gold ratio of 75:1, for both periods.

On an aggregate basis, all-in costs remained consistent at $41.3 million for the three months ended June 30, 2016 compared to $41.4 million in the three months ended June 30, 2015.  Aggregate all-in costs in 2016 consists of $5.3 million addition to El Gallo 1 and El Gallo 2 properties related to the royalty acquired in May 2016, and the $1.2 million higher mine development costs associated with the advancement of the Gold Bar and El Gallo 2 advanced-stage properties.  These additions were partly offset by the $1.2 million decrease in exploration expenses as well as lower property holding costs incurred during the 2016 period.

Consolidated all-in costs for the six months ended June 30, 2016 decreased by 5% to $1,046 per gold equivalent ounce sold, compared to $1,096 per gold equivalent ounce in the same period of 2015, based on a silver to gold ratio of 75:1, for both periods.

On an aggregate basis, all-in costs were 3% lower, at $78.4 million for the six months ended June 30, 2015, compared to $80.8 million in the comparable period in 2015. In addition to the lower costs from our 49% interest in MSC discussed above, all-in costs also decreased due to lower property holding costs and exploration expenses, offset by the $5.3 million increase in capital expenditures, related to the royalty acquired in May, as previously discussed.

Results of Operations — El Gallo 1 Mine (100%)

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 Mine for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except otherwise stated)
Tonnes of mineralized material mined	289	358	509	678
Average grade gold (gpt)	1.29	4.16	1.64	3.54
Tonnes of mineralized material processed	268	320	517	644
Average grade gold (gpt)	2.32	3.68	2.95	3.43
Gold ounces:
Produced	15.5	17.2	35.6	32.5
Sold	11.5	13.5	29.5	32.1
Silver ounces:
Produced	7.8	8.8	14.3	19.9
Sold	7.0	8.5	12.6	25.4
Gold equivalent ounces(1):
Produced	15.6	17.3	35.7	32.7
Sold	11.6	13.6	29.7	32.4
Net sales	$14,613	$16,160	$35,803	$39,042
Average realized price ($/ounce)(2):
Gold	$1,260	$1,190	$1,206	$1,205
Silver	$16.9	$16.03	$15.9	$16.78
Total cash costs(2)	$5,386	$4,760	$13,202	$13,414
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$465	$351	$445	$414
All‑in sustaining costs(2)	$5,739	$7,418	$15,366	$18,907
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$495	$546	$517	$584
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 is 75:1.
(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 35 for additional information, including definitions of these terms.

Production

Production at the El Gallo 1 Mine for the quarter ended June 30, 2016 decreased by 11% to 15,640 gold equivalent ounces, from 17,325 gold equivalent ounces in the comparable period in 2015. The decrease is primarily a result of a 16% decrease in tonnes processed, coupled with a 37% decrease in average grades obtained from tonnes processed, in the 2016 period.  For the second quarter of 2016, average grades obtained were 2.32 g/t compared to an average of 3.68 g/t obtained in 2015.  Such decrease was expected since we were mining from the higher grade Samaniego pit in 2015.  As the Samaniego pit was substantially mined out in early 2016, we have continued mining at the lower grade Lupita pit.  Furthermore, the 16% decrease in the number of tonnes processed is aligned with the 19% decrease in the number of tonnes mined.

For the six months ended June 30, 2016, production increased by 9% to 35,741 gold equivalent ounces from 32,716 ounces in the first half of 2015. The increase in production, despite lower grades and lower number of tonnes mined and processed during the six months ended of 2016, was the result of the higher grade Samaniego ore placed on the leach pad towards the end of the fourth quarter of 2015, now being realized.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 289,037 and tonnes processed of 267,524 during the three month ended June 30, 2016 corresponds to ore deposited in the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 Mine) to June 30, 2016 is estimated at 59%.

Sales

For the three months ended June 30, 2016, sales from the El Gallo 1 Mine amounted to $14.6 million, compared to $16.2 million for the same period in 2015. The 10% decrease is mainly due to a 15% decrease in the number of gold equivalent ounces sold from 13,577 in the second quarter of 2015 to 11,593 in the second quarter of 2016, partly offset by the increase of 6% and 5% in the average realized prices of gold and silver during the second quarter of 2016 compared to 2015, respectively.

For the six months ended June 30, 2016, sales from the El Gallo 1 Mine amounted to $35.8 million, compared to $39.0 million for the same period in 2015.  The 8% decrease is mainly due to an 8% decrease in the number of ounces of gold equivalent sold from 32,394 in the second quarter of 2015 to 29,694 in the second quarter of 2016.  Average prices of gold realized in the second half of 2016 remained consistent when compared to the same period of 2015, while average price of silver realized in 2016 was 5% lower.

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce for the El Gallo 1 Mine for the quarter ended June 30, 2016 were $465, compared to $351 for the same period in 2015. The 33% increase in total cash costs is primarily due to the decrease in the average grade of ore mined and processed in Mexico, which were partly offset by the devaluation of the Mexican Peso against the US dollar in the period. In comparison, during the same period of 2015 we benefited from higher average grades of mineral mined and processed, which in addition to improved efficiencies resulted in a larger number of ounces produced and sold, at an overall lower cost.  The decrease in the grade is the result of moving from the higher grade Samaniego pit to the lower grade Lupita pit.  The Samaniego pit was substantially mined out in early 2016.

On an aggregate basis, total cash costs increased by 13% to $5.4 million from $4.8 million in the three months ended June 30, 2016. In addition to the 15% decrease in number of gold equivalent ounces sold during the second quarter of 2016, aggregate total cash costs were higher because in 2016 our El Gallo 1 Mine reported higher production costs as a result of higher haulage and exploration costs incurred in the quarter, partly offset by reduced stripping charges during the period.

All-in sustaining costs for the quarter ended June 30, 2016 were $495 per gold equivalent ounce, compared to $546 per gold equivalent ounce in the same period in 2015.  The 9% reduction is attributable to lower pre-stripping costs incurred in the quarter, compared to 2015

On an aggregate basis, all-in sustaining costs decreased by 23% to $5.7 million for the three months ended June 30, 2016 from $7.4 million in the 2015 period, due to lower pre-stripping and exploration costs incurred in the period, partly offset by higher mine and production costs mentioned above.

For the six months ended June 30, 2016, total cash costs at El Gallo 1 Mine were $445 per gold equivalent ounce sold, compared to $414 per gold equivalent ounce in the same period in 2015. The 7% increase in total cash costs on a per-ounce basis is due to lower average grades obtained from ore mined and processed at El Gallo 1 Mine, which increased the production cost of the ounces of gold equivalent sold in the period. On an aggregate basis, total cash costs decreased by 2% to $13.2 million in the six months ended June 30, 2016, from $13.4 million in the six months ended June 30, 2015.  Lower cash costs result from the 8% decrease in the number of gold equivalent ounces sold during the period, offset by the overall higher production cost obtained from the lower average grades noted above.

For the six months ended June 30, 2016, all-in sustaining costs decreased by 11% to $517 per gold equivalent ounce, compared to $584 per gold equivalent ounce in the same period in 2015.  On an aggregate basis, all-in sustaining costs decreased by 19%, to $15.4 million for the three months ended June 30, 2016 from $18.9 million in the 2015 period.  The decrease is the result of lower pre-stripping and exploration costs incurred in the period, partly offset by higher mine and production costs mentioned above.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC.  The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine for the three and six months ended June 30, 2016 and 2015, presented on a 100% basis. Also included at the bottom of the following table are the production figures on a 49% attributable basis.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, unless otherwise indicated)
San José Mine—100%
Tonnes of ore mined	140	125	247	227
Average grade (gpt):
Gold	6.5	6.5	6.7	6.5
Silver	514	513	519	498
Tonnes of ore processed	147	124	249	233
Average grade (gpt):
Gold	6.1	6.5	6.2	6.3
Silver	428	466	446	448
Average recovery (%):
Gold	87.8	89.1	88.3	89.0
Silver	87.5	86.8	87.9	87.0
Gold ounces:
Produced	25.2	23.0	43.5	42.3
Sold	23.8	23.5	47.3	42.8
Silver ounces:
Produced	1,770	1,617	3,132	2,932
Sold	1,699	1,676	3,380	3,115
Gold equivalent ounces(1):
Produced	48.8	44.6	85.2	81.4
Sold	46.5	45.8	92.4	84.3
Net sales	$58,581	$49,858	$110,653	$95,749
Gross average realized price ($/ounce)(2):
Gold	$1,276	$1,152	$1,267	$1,177
Silver	$18.09	$15.33	$16.70	$16.11
Total cash costs(2)	$39,460	$42,726	$74,399	$76,894
Total cash costs per ounce sold ($/ounce)(2):
Gold	$878	$951	$834	$914
Silver	$10.91	$12.19	$10.34	$12.14
Gold equivalent(1)	$849	$933	$806	$912
All‑in sustaining costs(2)	$49,955	$55,625	$92,892	$99,010
All‑in sustaining costs per ounce sold ($/ounce)(2):
Gold	$1,112	$1,238	$1,042	$1,177
Silver	$13.82	$15.87	$12.92	$15.63
Gold equivalent(1)	$1,075	$1,215	$1,006	$1,175
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% attributable share
Ounces produced:
Gold	12.0	11.2	21.3	20.7
Silver	867	792	1,535	1,437
Gold equivalent(1)	24.0	22.0	41.8	39.9

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 was 75:1.

(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 35 for additional information, including definitions of these terms.

Production

Gold production at the San José Mine for the three months ended June 30, 2016 increased by 10% to 25,209 ounces while silver production increased by 9% to 1,769,778 ounces, from 23,010 ounces of gold and 1,617,029 ounces of silver in the same period in 2015. Overall, this resulted in a 10% increase in the number of gold equivalent ounces produced by MSC during the second quarter.  The increase in production was the combined result of the 18% increase in the number of tonnes of ore processed, partly offset by the 6% and 8% decrease in the average grade per tonne of gold and silver, respectively.

For the six months ended June 30, 2015, gold production increased by 3% to 43,494 ounces from 42,301 ounces while silver production increased by 7% to 3,131,654 from 2,931,836 ounces in the same period in 2015, resulting in an overall 5% increase in the number of gold equivalent ounces produced in the period. Higher production is associated with a stronger performance at San Jose during 2016, which has not been affected by seasonal nor labour stoppages as it was in the same period of 2015.

Sales

For the three months ended June 30, 2016, net sales increased by 17% to $58.6 million compared to $49.9 million for the same period in 2015. The increase was a driven by the higher average sale prices of gold and silver realized in the quarter, aligned with the higher price trend observed in 2016, coupled with a slight increase in the number of ounces of gold and silver sold in the period. In the second quarter of 2016, MSC sold 23,834 ounces of gold and 1,699,187 ounces of silver, compared to 23,446 ounces of gold and 1,676,015 ounces of silver in the same period of 2015.

The average gross price for gold sold in the second quarter of 2016, after mark-to-market provisional price adjustments, was 11% higher than in 2015, at $1,276 per ounce compared to $1,152 per ounce received in the same period in 2015. In comparison, the average London P.M. fix price for gold during the second quarter of 2016 was $1,260 per ounce, compared to $1,193 per ounce for the same period in 2015.

The average gross price for silver sold in the second quarter of 2016, after mark-to-market provisional price adjustments, was $18.09 per ounce, an increase of 18% compared to an average of $15.33 per ounce received in the same period in 2015. In comparison, the average London P.M. fix price for silver during the second quarter of 2016 was $16.78 per ounce, compared to $16.41 per ounce for the same period in 2015.

For the six months ended June 30, 2016, net sales realized by MSC from the sale of gold and silver were 16% higher than in the comparable period in 2015, totaling $110.7 million compared to $95.7 million. The increase is due to higher average realized gold and silver prices, as well as the increase in the number of ounces of gold and silver sold during the period.  Gold and silver ounces sold by MSC increased by 11% and 8% respectively, aligned with the overall increase in production previously mentioned. Average price realized per ounce of and silver sold in the six months ended June 30, 2015 increased by 8% and 4% respectively.

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

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce sold at the San José Mine for the quarter ended June 30, 2016 were $849 compared to $933 per gold equivalent ounce sold for the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. On a co-product basis (gold and silver), total cash cost for the quarter ended June 30, 2016 were $878 per ounce of gold and $10.91 per ounce of silver, compared to $951 per ounce of gold and $12.19 per ounce of silver for the same period in 2015.

The decrease in total cash costs is primarily a reflection of lower export duties in effect for 2016, along with the decrease in on-site mining costs and refining and transportation costs during the second quarter of 2016, partly offset by the lower average grades obtained per tonne of gold and silver processed in the period. Overall, costs also decreased due to the devaluation of the Argentinean Peso against the US dollar, which has offset the increase in inflation noted during the period.

On an aggregate basis, total cash costs decreased year-over-year by 8%, from $42.7 million in 2015 to $39.5 million in 2016 despite the larger number of ounces of gold and silver sold in the later period.  As mentioned above, the decrease is the result of lower production, refining and transportation costs, coupled with lower export duties and the continuous devaluation of the Argentinean peso noted during the quarter.

All-in sustaining cash costs for the quarter ended June 30, 2016 were $1,075 per gold equivalent ounce compared to $1,215 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. On a co-product basis, all-in sustaining costs were $1,112 per ounce of gold and $13.82 per ounce of silver, compared to $1,238 per ounce of gold and $15.87 per ounce of silver for the same period in 2015.

The decrease in all-in sustaining costs for the three months ended June 30, 2016 was primarily the result of a reduction in exploration costs, mine development and capital expenditures incurred in 2016, which is also reflected in the 10% decrease from $55.6 million to $50.0 million noted in all-in sustaining costs on an aggregate basis. All-in sustaining costs of gold and silver decreased by 10% and 13% respectively, on a per ounce basis, due to a significantly higher number of ounces sold over which the aggregate all-in sustaining cost is spread.

For the six months ended June 30, 2015, total cash costs per gold equivalent ounce were $806 compared to $912 based on a silver to gold ratio of 75:1. All-in sustaining costs were $1,006 per gold equivalent ounce for the first half of 2015 compared to $1,175 in 2015 based on a silver to gold ratio of 75:1. On a year-to-date basis, lower production costs also reflect the improved performance at the San José Mine since no seasonal or labour stoppages have occurred in the 2016 period, compared to the 18 days stoppage that occurred in 2015.

Investment in MSC

The 49% attributable share of operations from our investment in MSC was net income of $4.1 million and $9.1 million for the three and six months ended June 30, 2016, compared to net loss of $2.7 million and $2.3 million for the three and six months ended June 30, 2015. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense from Minera Andres’ acquisition in 2012. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an improvement in operations from our investment in MSC for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, we received $2.8 million and $5.4 million in dividends from MSC, respectively. In comparison, we received $0.5 million during the three and six months ended June 30, 2015.

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

Since no proven and probable reserves have been established on any of our properties except for our 49% interest in the San José mine, mine development costs are not capitalized at any of our properties, but rather are expensed as incurred, and allocated within “Mine Development Costs” in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Advanced-stage Properties – Nevada, U.S.

Gold Bar Project

We have targeted this project for an open pit, heap leach operation allowing for construction to begin in 2017 and achieving production in 2018, dependent upon the completion of the permitting process. For 2016, we have budgeted approximately $3.5 million, from which $1.2 million has been spent during the period ended June 30, 2016.

Mine permitting and engineering activities continue to advance at Gold Bar. The Environmental Impact Statement (“EIS”) as well as critical mine design and engineering support are being prepared by our employees in conjunction with our external consultants, as required.

Recent developments at Gold Bar include:

•	Optimizing mine design, production schedule, and equipment needs;
•	Updating capital and operating costs;
•	Additional metallurgical work to optimize gold recoveries; and
•	Detailed design of key process and related facilities.

In January 2016, we executed an agreement with NV Gold Corporation, an unaffiliated corporation, to acquire the Afgan-Kobeh Project (“Afgan”), for $0.4 million. Afgan consists of 109 mining claims located in Nevada and is located approximately 3 miles (5 km) from the Gold Bar Project. With Afgan’s close proximity to the anticipated Gold Bar processing facility and coupled with the immediate resource expansion targets, this project represents an opportunity to extend Gold Bar’s mine life at a low cost. In the second quarter ended June 30, 2016, we completed 12 drill holes on the eastward expansion of the deposit.  Additional work is being planned to further test the southern limits of the known resource.

Advanced-stage Properties - El Gallo Complex, México

El Gallo 2 Project

For 2016, we have budgeted $1.5 million mainly to advance the project through performing a feasibility study and conducting metallurgical work.  The majority of these costs are planned to be incurred during the third and fourth quarters of the year.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of $47.6 million, comprised of current assets of $64.7 million and current liabilities of $17.1 million. This represents an increase of approximately $15.2 million or 47% from the working capital balance of $32.4 million as of December 31, 2015. The improvement in our cash position was driven by cash generated from the strong performance at our El Gallo 1 Mine in 2016, coupled with the $5.4 million dividend received from our investment in MSC and cash generated from the exercise of stock options.  Cash inflows in the period were partially offset by the acquisition of the royalty for the El Gallo 1 Mine and El Gallo 2 project and the return of capital paid during the six months ended June 30, 2016.    Overall, cash increased by $10.9 million, or 42%, from December 31, 2015 to June 30, 2016. Comparatively, from December 31, 2014 to June 30, 2015 cash increased by $10.0 million.

As at June 30, 2016, our current liabilities include accounts payable balance of $4.4 million (2015 - $4.7 million) related to the registration taxes on intercompany financing agreements with some of our subsidiaries, which is recorded in Argentinean peso and therefore has been reduced as a result of the devaluation of the local currency against the U.S. dollar.  Furthermore, current liabilities also include $2.5 million (2015 - $2.5 million) for reclamation accruals for mine closure costs. Timing of payment of these obligations is yet to be determined and the obligations are accordingly recorded as current liabilities. Current liabilities at December 31, 2015 also included a $3.4 million short-term bank loan obtained by our subsidiary in Mexico during 2015, which was fully repaid in January 2016 with the VAT receivable balances collected in Mexico.

We believe our working capital at June 30, 2016 is sufficient to fund ongoing operations, development and corporate activities over the next 12 months. Our sources of working capital at June 30, 2016 include cash flows from El Gallo 1 Mine, dividends received from MSC, cash on hand, and other current assets.

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

Net cash provided by operations for the six months ended June 30, 2016 was $19.6 million compared to $6.0 million in the same period of 2015. The significant increase was mainly the result of the collection of $9.5 million of VAT receivable in Mexico, and the $5.4 million dividend received from our investment in MSC, partially offset by $3.2 million lower cash from sales obtained from our El Gallo 1 Mine of $35.8 million compared to $39.0 million received in 2015.

Cash used in investing activities for the six months ended June 30, 2016 was $5.2 million, compared to $1.5 million in the same period of 2015.  The increase is due to the $6.0 million acquisition of mineral property interest, including the acquisition of the royalty related to our El Gallo 1 and El Gallo 2 properties, coupled with other acquisition of plant and equipment and investments, which were partly offset by the reimbursement of a deposit received in the period, in addition to the sale of some securities in 2016.  In comparison, during the same period of 2015 we had spent $1.1 million in the acquisition of certain available for sale securities.

Cash used in financing activities for the six months ended June 30, 2016 was $3.6 million, compared to cash provided by financing activities of $5.8 million in the comparable period in 2015.  During the 2016 period, we fully repaid the short-term bank facility obtained by our Mexican subsidiary, which was secured with the VAT receivable balances outstanding and collected in the period.  We also repurchased shares of our stock in the amount of $0.6 million, in line with the share repurchase plan approved by the Board in October 2015. Further, during the six months ended June 30, 2016 we made the second semi-annual return of capital distribution in the amount of $1.5 million and received $1.9 million from the exercise of stock options. Whether future returns of capital distributions will be declared depends upon our future growth, earnings and cash flow needs, of which there can be no assurance.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a U.S. GAAP financial measure:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$14,613	$16,160	$35,803	$39,042
Production costs applicable to sales	(5,763)	(7,288)	(14,830)	(17,742)
Gross profit	8,850	8,872	20,973	21,300
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	822	322	1,144	644
El Gallo 1 Mine earnings from mining operations	9,672	9,194	22,117	21,944
San José earnings from mining operations (49% attributable basis)
Net sales	28,705	24,430	54,220	46,917
Production costs applicable to sales	(19,028)	(20,242)	(37,514)	(38,305)
San José earnings from mining operations	9,677	4,188	16,706	8,612
Consolidated earnings from mining operations	19,349	13,382	38,823	30,556

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

The measures all-in sustaining costs, all-in sustaining costs per ounce, all-in costs and all-in costs per ounce were adopted in 2013, as we believe that these measures better represent the total costs associated with producing gold.  We have adopted this reporting methodology based on the standard from the World Gold Council (as promulgated in their June 27, 2013 press release, World Gold Council’s Guidance Note on Non-GAAP Metrics — All-In Sustaining Costs and All-In Costs). There is no assurance that these measures are necessarily comparable to our industry peers.

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

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 50% of the value of the sales in the second quarter of 2016 was derived from gold and 50% was derived from silver.  This compares to 51% and 49% for gold and silver, respectively, for the same period in 2015. For the six months ended June 30, 2016, approximately 51% of the value of the sales was derived from gold and 49% from silver, compared to 50% each for the comparable period in 2015.

The following tables reconcile these non-GAAP measures to the most directly comparable U.S. GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José Mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per ounce)
Production costs applicable to sales	$5,763	$7,288	$14,830	$17,742
Less: Depreciation	(822)	(322)	(1,144)	(644)
Less: Pre‑stripping costs for future pit access	—	(2,069)	(1,346)	(3,805)
On‑site general and administrative expenses	445	218	851	463
Property holding costs	—	—	11	13
Other non‑cash adjustments	—	(355)	—	(355)
Total cash costs, El Gallo 1 Mine	$5,386	$4,760	$13,202	$13,414
McEwen’s share of MSC total cash costs (49%)	19,335	20,936	36,456	37,678
Consolidated total cash costs	$24,721	$25,696	$49,658	$51,092
Per gold equivalent ounce sold:
Total cash costs, El Gallo 1 Mine	$465	$351	$445	$414
McEwen’s share of MSC total cash costs (49%)	849	933	806	912
Consolidated total cash costs (including McEwen’s share of MSC)	719	713	663	693

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$5,386	$4,760	$13,202	$13,414
Operating site reclamation accretion and amortization	233	281	447	784
On‑site exploration expenses	120	308	371	904
Pre‑stripping costs for future pit access	—	2,069	1,346	3,805
All‑in sustaining costs, El Gallo 1 Mine	$5,739	$7,418	$15,366	$18,907
McEwen’s share of MSC all‑in sustaining costs (49%)	24,478	27,256	45,517	48,515
Corporate general and administrative expenses	2,155	3,059	4,517	6,022
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$32,372	$37,733	$65,400	$73,444
Per gold equivalent ounce sold:
All‑in sustaining costs, El Gallo 1 Mine	$495	$546	$517	$584
McEwen’s share of MSC all‑in sustaining costs (49%)	1,075	1,215	1,006	1,175
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	942	1,048	873	997

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per ounce)
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$32,372	$37,733	$65,400	$73,444
Property holding costs (non‑sustaining)	258	496	1,394	1,975
Reclamation accretion and amortization (non‑operating sites)	158	35	307	63
Exploration expenses (non‑sustaining)	1,569	2,772	3,058	4,518
Mine development (non‑sustaining)	1,316	163	2,014	337
Capital expenditures (non‑sustaining)	5,607	241	6,202	433
Consolidated all‑in costs (including McEwen’s share of MSC)	$41,280	$41,440	$78,375	$80,770
Per gold equivalent ounce sold:
Consolidated all‑in costs (including McEwen’s share of MSC)	$1,201	$1,151	$1,046	$1,096

Average realized prices

The term average realized price per ounce used in this report is also a non-GAAP financial measure. We report this measure to better understand the price realized in each reporting period for gold and silver.

Average realized price is calculated as sales of gold and silver (excluding commercial deductions) over the number of ounces sold in the period.

The following tables reconcile this non-GAAP measure to the most directly comparable U.S. GAAP measure, Gold and Silver Sales. Ounces of gold and silver sold for the San José Mine are provided to us by MSC:

	Three months ended June 30,
	2016			2015
	(in thousands, except ounces and per ounce)
	El Gallo	MSC		El Gallo	MSC
	Phase 1	(49% interest)	Total	Phase 1	(49% interest)	Total
Gold sales	$14,495	$14,907	$29,402	$16,024	$13,231	$29,255
Silver sales	118	15,061	15,179	136	12,590	12,726
Gold and silver sales	$14,613	$29,968	$44,581	$16,160	$25,821	$41,981
Gold ounces sold	11,500	11,679	23,179	13,464	11,489	24,953
Silver ounces sold	7,000	832,602	839,602	8,500	821,247	829,747
Gold equivalent ounces sold	11,593	22,780	34,373	13,577	22,439	36,016
Average realized price per gold ounce sold	$1,260	$1,276	$1,268	$1,190	$1,152	$1,172
Average realized price per silver ounce sold	$16.86	$18.09	$18.08	$16.03	$15.33	$15.34
Average realized price per gold equivalent ounce sold	$1,261	$1,316	$1,297	$1,190	$1,151	$1,166

	Six months ended June 30,
	2016			2015
	(in thousands, except ounces and per ounce)
	El Gallo 1	MSC		El Gallo 1	MSC
	Mine	(49% interest)	Total	Mine	(49% interest)	Total
Gold sales	$35,603	$29,359	$64,962	$38,618	$24,655	$63,273
Silver sales	200	27,652	27,852	424	24,591	25,015
Gold and silver sales	$35,803	$57,011	$92,814	$39,042	$49,246	$88,288
Gold ounces sold	29,526	23,175	52,701	32,055	20,950	53,005
Silver ounces sold	12,600	1,656,216	1,668,816	25,446	1,526,509	1,551,955
Gold equivalent ounces sold	29,694	45,257	74,951	32,394	41,303	73,698
Average realized price per gold ounce sold	$1,206	$1,267	$1,233	$1,205	$1,177	$1,194
Average realized price per silver ounce sold	$15.87	$16.70	$16.69	$16.78	$16.11	$16.12
Average realized price per gold equivalent ounce sold	$1,206	$1,260	$1,238	$1,205	$1,192	$1,198

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

Consolidated gold equivalent ounces sold

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gold equivalent ounces sold at El Gallo 1 Mine	11,593	13,577	29,694	32,394
McEwen’s share of MSC gold equivalent ounces sold	22,780	22,439	45,257	41,303
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	34,373	36,016	74,951	73,697
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

Cash, investments and precious metals

The term cash, investments and precious metals used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventories with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	As at June 30,
	2016	2015
	(in thousands)
Cash	$36,749	$22,371
Investments	4,692	1,334
Precious Metals(1)	14,269	5,191
Total cash, investments and precious metals	$55,710	$28,896

(1)	Precious Metals is calculated using the number of ounces held in inventory at the end of the period, and valued at the London PM Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	As at June 30,
	2016	2015
	(in thousands, except ounces and per ounce)
Precious Metals (note 3)	$3,598	$1,762
Number of ounces of doré in inventory	10,803	4,433
London PM Fix, per ounce	1,321	1,171
Precious Metals valued at market value	$14,269	$5,191

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of June 30, 2016, no liability has been recognized for our surety bonds of $4.9 million.

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

Forward-looking statements and information are based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information. We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward-looking statements.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10%-30% on an annual basis.  In 2014 and 2015 the peso devalued by 28% and 35% respectively. During the six months ended June 30, 2016, the Argentine peso devalued 15%.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2016, our VAT receivable balance was Mexican peso 45,406,570, equivalent to approximately $2.6 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the six months ended June 30, 2016, the Mexican peso devalued 7% against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $1.2 million (C$1.5 million) at June 30, 2016, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).  We also hold negligible portions of our cash reserves in Mexican and Argentine peso.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $35.8 million for the six months ended June 30, 2016 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of June 30, 2016 would have had an impact of approximately $3.6 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of June 30, 2016,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $2.6 million as at June 30, 2016.

In Nevada, we are required to provide security to cover our projected reclamation costs. As at June 30, 2016, we have surety bonds of $4.9 million in place to satisfy bonding requirements for this purpose. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases made by us during the six months ended June 30, 2016 of our common stock that is registered pursuant to the Exchange Act.  There have been no other repurchases of our common stock between February 1, 2016 and June 30, 2016:

Purchases of Equity Securities by the Company

The following table provides information regarding repurchases of our common stock that is registered pursuant to the Exchange Act, made by us.  There were no other repurchases of our common stock during February 1, 2016 and June 30, 2016

Issuer Purchases of Equity Securities
First Half of 2016
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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the six months ended June 30, 2016 and 2015, (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 4, 2016	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: August 4, 2016	By Andrew Elinesky,
Senior Vice President and Chief Financial Officer