Form 10-Q/A
period 2016-06-30
McEwen Mining Inc.
filed 2016-11-03
CIK 314203

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

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2016 (“Original Report”), to correct a typographical error in the Notes to Consolidated Financial Statements (unaudited) contained in Part I, Item 1 – Financial Statements of the Original Report. Corrections have been made to the table on page 16 in Note 13 Segmented Information.  The mineral property interests line under the Corporate & Others segment was corrected to $nil and total mineral property interests was corrected to $243 million.  The original report contained a reference error in both of these cells.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Report except as required to correct the error.  Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Report and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Report, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Report, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC made subsequent to August 4, 2016.

MCEWEN MINING INC.

FORM 10-Q/A

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

On May 13, 2016, the Company participated in a private placement with Golden Predator Mining Corp. (“Golden Predator”) under which it acquired 3,125,000 units, each unit consisting of one common share and one common share purchase warrant (“warrant”), for a total cost of $0.4 million. Using proportional allocation, the Company allocated $0.2 million as the cost base for each to the common shares and warrants.

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

The financial information relating to the Company’s operating segments as of, and for the three and six months ended June 30, 2016 and 2015 is as follows:

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended June 30, 2016
Gold and silver sales	$—	$14,613	$—	$—	$14,613
Production costs applicable to sales	—	(5,763)	—	—	(5,763)
Mine development costs	—	(619)	(697)	—	(1,316)
Exploration costs	(193)	(860)	(599)	(37)	(1,689)
General and administrative expenses	(146)	(770)	(52)	(1,632)	(2,600)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	4,133	—	—	—	4,133
Operating income (loss)	3,667	5,869	(1,571)	(1,236)	6,729

For the six months ended June 30, 2016
Gold and silver sales	$—	$35,803	$—	$—	$35,803
Production costs applicable to sales	—	(14,830)	—	—	(14,830)
Mine development costs	—	(697)	(1,317)	—	(2,014)
Exploration costs	(503)	(1,645)	(1,187)	(94)	(3,429)
General and administrative expenses	(185)	(1,489)	(107)	(3,587)	(5,368)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	9,096	—	—	—	9,096
Operating income (loss)	8,144	15,365	(3,098)	(3,312)	17,099

As at June 30, 2016
Investment in Minera Santa Cruz S.A.	$170,807	$—	$—	$—	$170,807
Mineral property interests	191,490	14,763	36,798	—	243,051
Total assets	369,615	65,023	37,642	20,824	493,104

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended June 30, 2015
Gold and silver sales	$—	$16,160	$—	$—	$16,160
Production costs applicable to sales	—	(7,288)	—	—	(7,288)
Mine development costs	—	(163)	—	—	(163)
Exploration costs	(659)	(1,275)	(1,065)	(81)	(3,080)
General and administrative expenses	(173)	(1,141)	(49)	(1,914)	(3,277)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	(2,652)	—	—	—	(2,652)
Impairment of mineral property interests and property and equipment	—	—	(28,542)	—	(28,542)
Operating (loss) income	(3,634)	5,863	(29,846)	(2,060)	(29,677)

For the six months ended June 30, 2015
Gold and silver sales	$—	$39,042	$—	$—	$39,042
Production costs applicable to sales	—	(17,742)	—	—	(17,742)
Mine development costs	—	(337)	—	—	(337)
Exploration costs	(922)	(2,874)	(1,454)	(172)	(5,422)
General and administrative expenses	(320)	(2,014)	(108)	(4,043)	(6,485)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(2,323)	—	—	—	(2,323)
Impairment of mineral property interests and property and equipment	—	—	(28,542)	—	(28,542)
Operating (loss) income	(3,853)	14,210	(30,527)	(4,339)	(24,509)

As at June 30, 2015
Investment in Minera Santa Cruz S.A.	$174,147	$—	$—	$—	$174,147
Mineral property interests	202,889	10,051	45,685	—	258,625
Total assets	379,987	67,946	46,435	12,247	506,615

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

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 3, 2016	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: November 3, 2016	By Andrew Elinesky,
Senior Vice President and Chief Financial Officer