Form 10-Q
period 2016-09-30
McEwen Mining Inc.
filed 2016-11-03
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 299,527,826 shares outstanding as of October 31, 2016.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUE:
Gold and silver sales	$13,423	$22,503	$49,226	$61,545
	13,423	22,503	49,226	61,545
COSTS AND EXPENSES
Production costs applicable to sales	6,409	11,170	21,239	28,912
Mine development	934	112	2,948	449
Exploration	2,166	1,830	5,595	7,252
Property holding	1,892	2,073	3,297	4,061
General and administrative	3,233	2,276	8,601	8,761
Depreciation	312	211	809	691
Accretion of asset retirement obligation (note 4)	125	110	382	342
(Income) loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(4,693)	1,641	(13,789)	3,964
Impairment of mineral property interests and property and equipment (note 4)	—	1,198	—	29,740
Total costs and expenses	10,378	20,621	29,082	84,172
Operating income (loss)	3,045	1,882	20,144	(22,627)
OTHER INCOME (EXPENSE):
Interest and other income (expense)	599	(715)	754	2,415
Gain on sale of assets	24	9	24	13
Gain on sale of marketable equity securities (note 2)	—	—	22	—
Other-than-temporary impairment on marketable equity securities (note 2)	—	—	(882)	—
Unrealized (loss) gain on derivatives (note 2)	(197)	—	1,522	—
Foreign currency gain (loss)	130	(162)	632	(366)
Total other income (expense)	556	(868)	2,072	2,062
Income (loss) before income taxes	3,601	1,014	22,216	(20,565)
Income tax recovery (note 10)	607	1,619	3,330	15,103
Net income (loss)	4,208	2,633	25,546	(5,462)
OTHER COMPREHENSIVE INCOME (LOSS):
Other-than-temporary impairment on marketable equity securities (note 2)	—	—	882	—
Unrealized gain (loss) on marketable equity securities, net of taxes	290	(479)	1,790	(1,126)
Comprehensive income (loss)	$4,498	$2,154	$28,218	$(6,588)
Net income (loss) per share (note 11):
Basic	$0.01	$0.01	$0.09	$(0.02)
Diluted	$0.01	$0.01	$0.09	$(0.02)
Weighted average common shares outstanding (thousands) (note 11):
Basic	298,510	300,530	298,330	300,420
Diluted	301,045	300,530	299,995	300,420

Return of capital distribution declared per common share (note 8)	$0.005	$—	0.005	0.010

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,812	$25,874
Investments (note 2)	7,056	1,032
Value added taxes receivable	3,275	10,032
Inventories (note 3)	22,337	14,975
Other current assets	3,323	2,530
Total current assets	74,803	54,443
Mineral property interests (note 4)	242,350	237,245
Investment in Minera Santa Cruz S.A. (note 5)	167,626	167,107
Property and equipment, net (note 6)	14,525	15,759
Other assets (note 15)	531	531
TOTAL ASSETS	$499,835	$475,085
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,057	$18,429
Short-term bank indebtedness (note 7)	—	3,395
Current portion of asset retirement obligation (note 4)	174	215
Total current liabilities	19,231	22,039
Asset retirement obligation, less current portion (note 4)	7,951	7,569
Deferred income tax liability (note 10)	24,180	26,899
Other liabilities (note 4)	1,261	286
Total liabilities	$52,623	$56,793

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 299,453 as of September 30, 2016 and 274,421 as of December 31, 2015 issued and outstanding (in thousands)
Exchangeable: nil shares as of September 30, 2016 and 24,213 shares as of December 31, 2015 issued and outstanding (in thousands)	1,359,846	1,359,144
Accumulated deficit	(914,481)	(940,027)
Accumulated other comprehensive income (loss)	1,847	(825)
Total shareholders’ equity	447,212	418,292
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$499,835	$475,085

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 15.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Stock-based compensation (note 9)	—	1,047	—	—	1,047
Return of capital distribution (note 8)	—	(1,503)	—	—	(1,503)
Shares issued for settlement of accounts payable (note 8)	430	443	—	—	443
Unrealized loss on available-for-sale securities (note 2)	—	—	(1,126)	—	(1,126)
Net loss	—	—	—	(5,462)	(5,462)
Balance, September 30, 2015	300,530	$1,360,655	$(1,002)	$(925,039)	$434,614

Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation (note 9)	—	770	—	—	770
Return of capital distribution (note 8)	—	(2,986)	—	—	(2,986)
Share repurchase (note 8)	(558)	(582)	—	—	(582)
Exercise of stock options (note 8)	1,377	3,500	—	—	3,500
Other-than-temporary impairment on marketable equity securities (note 2)	—	—	882	—	882
Unrealized gain on available-for-sale securities, net of taxes (note 2)	—	—	1,790	—	1,790
Net income	—	—	—	25,546	25,546
Balance, September 30, 2016	299,453	$1,359,846	$1,847	$(914,481)	$447,212

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Cash paid to suppliers and employees	$(37,436)	$(43,168)
Cash received from gold and silver sales	48,355	59,246
Dividends received from Minera Santa Cruz S.A. (note 5)	13,270	548
Interest received	222	10
Cash provided by operating activities	24,411	16,636
Cash flows from investing activities:
Proceeds from sale of investments (note 2)	470	—
Proceeds from disposal of property and equipment (note 6)	994	13
Acquisition of mineral property interests (note 4)	(5,950)	—
Additions to property and equipment (note 6)	(1,086)	(535)
Acquisition of investments (note 2)	(2,518)	(1,114)
Cash used in investing activities	(8,090)	(1,636)
Cash flows from financing activities:
Proceeds from short-term bank indebtedness (note 7)	—	5,171
Repayment of short-term bank indebtedness (note 7)	(3,395)	—
Return of capital distribution (note 8)	(2,986)	(1,502)
Share repurchase (note 8)	(582)	—
Proceeds from exercise of stock options (note 8)	3,500	—
Cash (used in) provided from financing activities	(3,463)	3,669
Effect of exchange rate change on cash and cash equivalents	80	(147)
Increase in cash and cash equivalents	12,938	18,522
Cash and cash equivalents, beginning of period	25,874	12,380
Cash and cash equivalents, end of period	$38,812	$30,902

Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	$25,546	$(5,462)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(13,789)	3,964
Loss (gain) on disposal of fixed assets (note 6)	517	(13)
Impairment of mineral property interests and property and equipment (note 4)	—	29,740
Other-than-temporary impairment on marketable equity securities (note 2)	882	—
Recovery of deferred income taxes	(3,330)	(15,103)
Gain on sale of marketable securities (note 2)	(22)	—
Stock-based compensation	770	1,047
Depreciation	809	691
Accretion of asset retirement obligation	382	697
Amortization of mineral property interests and asset retirement obligations	1,845	966
Foreign exchange (gain) loss	(80)	147
Unrealized gain on derivative instrument (note 2)	(1,522)	—
Change in non-cash working capital items:
Decrease in VAT taxes receivable, net of collection of $9,523 (2015 - $4,062)	6,759	884
(Decrease) increase in other assets related to operations	(8,156)	244
Increase (decrease) in liabilities related to operations	530	(1,714)
Dividends received from Minera Santa Cruz S.A. (note 5)	13,270	548
Cash provided by operating activities	$24,411	$16,636

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, the Consolidated Balance Sheets as at September 30, 2016 (unaudited) and December 31, 2015, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control: In October 2016 the FASB issued ASU No. 2016-17 which changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity (“VIE”) and how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The update to the standard is effective for the Company beginning January 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Income Taxes - Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016 the FASB issued ASU No. 2016-16, to modify the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions.  ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard is effective for the Company beginning

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

January 1, 2018, with early application permitted as of the beginning of an annual period. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Compensation – Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments:  In August 2016, the FASB issued ASU No. 2016-15, which clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued ASU 2016-07, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

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

Revenue from Contracts with Customers: In 2016, the FASB issued 3 separate accounting standard updates regarding Topic 606: ASU 2016-08, ASU 2016-10 and ASU 2016-12. These ASUs outline amendments to Topic 606 which is not yet effective, including reporting revenue gross versus net, identifying performance obligations and licensing and narrow-scope improvements and practical expedients. The effective date and transition requirements for the amendments listed in these Updates are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

Revenue from Contracts with Customers – Deferral of the Effective Date: In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09: Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

period. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. The Company classifies the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices. The warrants are recorded at fair value using the Black-Scholes option pricing model. The following is a summary of the balances as of September 30, 2016 and December 31, 2015:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income	(Loss)	end of the
As of September 30, 2016	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$1,032	$2,172	$(470)	$3,314	$(860)	$5,188
Warrants	—	346	—	—	1,522	1,868
Investments	$1,032	$2,518	$(470)	$3,314	$662	$7,056

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Loss	(Loss)	end of the
As of December 31, 2015	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$1,409	$448	$—	$(825)	$—	$1,032
Warrants	—	—	—	—	—	—
Investments	$1,409	$448	$—	$(825)	$—	$1,032

As of September 30, 2016, the cost of the marketable equity securities and warrants was approximately $2.3 million (December 31, 2015 - $1.9 million).

On May 13, 2016, the Company participated in a private placement with Golden Predator Mining Corp. (“Golden Predator”) under which it acquired 3,125,000 units, each unit consisting of one common share and one common share purchase warrant (“warrant”), for a total cost of $0.4 million. Using proportional allocation, the Company allocated $0.2 million as the cost base for each of the common shares and warrants. Subsequently, on July 21, 2016, the Company participated in another private placement with Golden Predator under which it acquired 1,500,000 units, each unit consisting of one common share and one-half of one warrant, for a total cost of $0.9 million. Using proportional allocation, the Company allocated $0.7 million as the cost base to the common shares and $0.2 million to the warrants.

As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2016, the Company recorded an unrealized loss of $0.2 million and an unrealized gain of $1.5 million, respectively.

The gains and losses for available-for-sale securities are not reported in Net Income (Loss) of the Consolidated Statement of Operations and Comprehensive Income (Loss) until the securities are sold or if there is an other-than-temporary decline in fair value below cost.

During the nine months ended September 30, 2016, the Company sold marketable equity securities for proceeds of $0.5 million.  The Company realized a gain of $0.1 million, which is included in the Consolidated Statement of Operations and Comprehensive Income (Loss).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

During the nine months ended September 30, 2016, the Company reviewed its investment portfolio to determine if any security was other-than-temporarily impaired (“OTTI”). An OTTI security would require the Company to record an impairment charge in the income statement in the period any such determination is made. In making this judgment, the Company evaluated, among other things, the duration and extent to which the fair value of a security was less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis.

From this assessment, the Company concluded that the fair value of certain marketable equity securities exhibited a prolonged decline in share price due to deterioration of the issuer’s results; therefore, the decline in these marketable equity securities was considered OTTI.  Accordingly, the Company recognized an impairment loss of $nil and $0.9 million in the Consolidated Statement of Operations and Comprehensive Income (Loss), for the three and nine months ended September 30, 2016, respectively.

For the remaining marketable equity securities, the Company recorded a gain, net of tax, in other comprehensive income, of $0.3 million and $1.8 million for the three and nine months ended September 30, 2016. The gain was recorded in accumulated other comprehensive income and is reported as a separate line item in the shareholders' equity section of the balance sheet.  During the three and nine months ended September 30, 2015, the Company recognized a loss, net of tax, in other comprehensive loss of $0.5 million and $1.1 million, respectively.

NOTE 3   INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Ore on leach pads	$12,430	$7,150
In-process inventory	3,179	2,830
Stockpiles	520	1,923
Precious metals	4,975	1,820
Materials and supplies	1,233	1,252
Inventories	$22,337	$14,975

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

The total cost of the Royalty was accounted for as an addition to mineral property interests.  The cost was allocated to El Gallo 1 Mine and El Gallo 2 project based on the relative fair value of the future royalty payments for each project. The allocation resulted in approximately $5.1 million allocated to the El Gallo 1 Mine and $1.2 million allocated to the El Gallo 2 project. The $1.0 million conditional deferred payment has been included under non-current other liabilities as of September 30, 2016.  The Royalty ceased accruing at the end of March 2016.

The Company conducts a review of potential triggering events for evaluation of all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy.  During the nine months ended September 30, 2016, the Company did not identify events or changes in circumstances affecting the carrying values of its long-lived assets.

During the nine months ended September 30, 2015, the Company performed a strategic review of its mineral property interests in Nevada. A decision was made to allow certain non-essential claims and portions of claims, included within the Gold Bar Complex and Tonkin Complex, to lapse on the September 1, 2015 renewal date and therefore reduce property holding costs that otherwise would have been incurred in the third quarter of 2015. This resulted in a pre-tax impairment charge of $20.8 million for the Gold Bar project and $8.9 million for the Tonkin Project, and an income tax recovery of $10.4 million recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2015.

Asset Retirement Obligations

The Company is responsible for reclamation of certain past and future disturbances at its properties.  The two most significant properties subject to these obligations are the Tonkin property in Nevada and the El Gallo 1 Mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are as follows:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Asset retirement obligation liability, beginning balance	$7,784	$7,471
Settlements	(41)	—
Accretion of liability	382	429
Adjustment reflecting updated estimates	—	(116)
Asset retirement obligation liability, ending balance	$8,125	$7,784

As at September 30, 2016, the current portion of the asset retirement obligation was $0.2 million (December 31, 2015 - $0.2 million).

Amortization of Mineral Property Interests and Asset Retirement Costs

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at any of the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs for that property are charged to expense based on the units of production method upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at the El Gallo 1 Mine as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to the Consolidated Statement of Operations and Comprehensive Income (Loss) based on the most appropriate amortization method, which includes the straight-line or units of production methods over the estimated useful life of the mine.

For the three and nine months ended September 30, 2016, the Company recorded $0.7 million and $1.8 million, respectively (September 30, 2015, $0.3 million and $1.0 million, respectively), of amortization expense related to the El Gallo 1 Mine, which is included in Production Costs Applicable to Sales in the Consolidated Statement of Operations and Comprehensive Income (Loss), of which $0.1 million and $0.4 million, respectively, related to the amortization of capitalized asset retirement costs (September 30, 2015 - $0.1 million and $0.3 million, respectively).

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company’s 49% attributable share of results of operations from its investment in MSC was income of $4.7 million and $13.8 million for the three and nine months ended September 30, 2016, respectively (September 30, 2015 – losses of $1.6 million and $4.0 million, respectively). These amounts include the amortization of the fair value increments arising from purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes in 2012. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an increase in the income from the Company’s investment in MSC for the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company received $7.9 million and $13.3 million in dividends from MSC, respectively.  This compares to $nil and $0.5 million received during the three and nine months ended September 30, 2015, respectively.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2016 and year ended December 31, 2015 are as follows:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Investment in MSC, beginning of the period	$167,107	$177,018
Attributable net income (loss) from MSC	15,334	(2,859)
Amortization of fair value increments	(9,370)	(10,669)
Income tax recovery	7,825	15,942
Dividend distribution received	(13,270)	(548)
Impairment of investment in MSC	—	(11,777)
Investment in MSC, end of the period	$167,626	$167,107

A summary of the operating results from MSC for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Minera Santa Cruz S.A. (100%)
Net Sales	$72,116	$45,357	$182,769	$141,106
Production costs applicable to sales	(49,345)	(41,767)	(125,904)	(119,940)
Net income (loss)	12,072	(3,375)	31,293	(5,185)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$5,916	$(1,654)	$15,334	$(2,541)
Amortization of fair value increments	(2,914)	(1,617)	(9,370)	(7,705)
Income tax recovery	1,691	1,630	7,825	6,282
Income (loss) from investment in MSC, net of amortization	$4,693	$(1,641)	$13,789	$(3,964)

As of September 30, 2016, MSC had current assets of $112.4 million, total assets of $481.2 million, current liabilities of $54.2 million and total liabilities of $138.9 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

recorded in the fourth quarter of 2015. Excluding the fair value increments from the purchase price allocation, MSC had current assets of $111.6 million, total assets of $296.5 million, current liabilities of $58.2 million, and total liabilities of $87.6 million as at September 30, 2016.

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment included a deposit with a contractor for the construction of certain equipment pertaining to the El Gallo 2 project, which was accounted for under construction-in-process. In the second quarter of 2016, the Company reached an agreement with the contractor, whereby the Company was refunded the deposit less costs incurred for the equipment design. The total amount of the deposit was $1.5 million, of which $1.0 million was refunded. The remaining $0.5 million was recorded under development costs in the Consolidated Statement of Operations and Comprehensive Income (Loss).

As of September 30, 2016, property and equipment was $14.5 million (December 31, 2015 - $15.8 million), net of accumulated depreciation of $5.4 million (December 31, 2015 - $4.7 million).

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

On January 13, 2016, CMP paid the remaining balance of the indebtedness in the amount of 58,248,899 Mexican Pesos (approximately $3.4 million).  Upon the final payment, the line of credit agreement was terminated.

NOTE 8   SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2016, 1,377,085 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at a weighted average exercise price of $2.56 per share for proceeds of $3.5 million.  In comparison, there were no exercises of stock options during the same period of 2015.

On June 18, 2015, the Board of Directors declared an annual return of capital distribution of $0.01 per share of common stock, payable semi-annually.  The first semi-annual return of capital distribution payment of $0.005 was made on August 17, 2015, the second payment of $0.005 was made on February 12, 2016 and the third payment of $0.005 was made on August 29, 2016, each for a total of $1.5 million. Return of capital distributions are paid to holders of the Company’s common stock and exchangeable shares.

On October 1, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to 15,000,000 shares of its common stock over a twelve month period, with an authorized maximum of $15.0 million to be spent on the repurchases. Under the program, purchases of common stock may be made from time-to-time in the

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

open market, subject to compliance with applicable U.S. and Canadian laws. The timing and amounts of any purchase are based on market conditions and other factors including share price, regulatory requirements and capital availability.  Further, the repurchase program may be suspended, discontinued or modified at any time, at the discretion of the Board of Directors. During the nine months ended September 30, 2016 the Company repurchased 557,991 shares of common stock (December 31, 2015 - 1,896,442) at a total cost of $0.6 million (December 31, 2015 - $1.8 million), all of which have been cancelled. The share repurchase program approved by the Board of Directors expired on September 30, 2016.

On March 11, 2015, the Company issued 430,295 shares of common stock under an agreement with one of its mining contractors to settle parts of its accounts payable for services rendered. The fair value of the common stock at the time of issuance was $0.4 million. The agreement with this mining contractor expired and was renegotiated during 2015 and under the revised agreement, the Company can no longer make share payments and instead is required to pay in cash.

At the annual meeting held on May 31, 2016, the holders of exchangeable shares of McEwen Mining-Minera Andes Acquisition Corp., a wholly-owned subsidiary of the Company (“MAQ”), voted to amend its Articles of Incorporation to allow early redemption of all outstanding exchangeable shares for common stock of the Company.  On July 25, 2016, the Company announced that MAQ had established a redemption date of August 23, 2016 in respect of all of its outstanding exchangeable shares and that McEwen Mining (Alberta) ULC ("McEwen (Alberta)") elected to exercise its overriding redemption call right to acquire all of the outstanding exchangeable shares (other than exchangeable shares held by the Company and its subsidiaries) on the business day immediately prior to the redemption date, being August 22, 2016.  On August 22, 2016, McEwen (Alberta) acquired all of the exchangeable shares not yet redeemed for purchase consideration of one share of the Company’s common stock per exchangeable share. Following the redemption, MAQ applied to have the exchangeable shares delisted from the Toronto Stock Exchange (“TSX”).  During the nine months ended September 30, 2016, 24.2 million exchangeable shares were converted into common stock (December 31, 2015 – 4.3 million).  At September 30, 2016, the Company or its subsidiaries had no outstanding exchangeable shares not exchanged and not owned (December 31, 2015 – 24.2 million).

NOTE 9   STOCK-BASED COMPENSATION

During the nine months ended September 30, 2016, 0.6 million stock options were granted to certain employees at a weighted average exercise price of $3.99 per share.  In comparison, during the nine months ended September 30, 2015, the Company granted stock options to certain employees for an aggregate of 0.1 million shares of common stock at a weighted average exercise price of $1.07 per share. The options vest equally over a three-year period (subject to acceleration of vesting in certain events) if the individual remains affiliated with the Company and are exercisable for a period of 5 years from the date of issue.

The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.15%	—%	1.15%	1.10%
Dividend yield	0.25%	—%	0.25%	—%
Volatility factor of the expected market price of common stock	74%	—%	74%	74%
Weighted-average expected life of option	5 years	—	5 years	3.5 years
Weighted-average grant date fair value	2.36	—	2.36	0.56

During the three and nine months ended September 30, 2016, the Company recorded stock option expense of $0.3 million and $0.8 million respectively.  This compares to $0.3 million and $1.0 million for the three and nine months ended September 30, 2015.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

NOTE 10  INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to income before taxes primarily resulting from valuation allowances being applied to losses, changes in recognition of certain deferred tax assets, changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition and changes due to impairment of mineral property interests. The deferred tax liability is impacted primarily by fluctuations in the foreign exchange rate between the Argentine peso and U.S. dollar.

For the three and nine months ended September 30, 2016, the Company recorded an income tax recovery of $0.4 million and $2.7 million, respectively, as a result of the Argentine peso devaluation. In comparison, for the three and nine months ended September 30, 2015, the Company recorded an income tax recovery of $0.9 million and $2.9 million, respectively, resulting from the devaluation of the Argentine peso.

For the three and nine months ended September 30, 2015, the Company recorded an income tax recovery of $10.4 million, corresponding to the impairment of mineral property interests described in Note 4, Mineral Property Interest and Asset Retirement Obligations.

NOTE 11   INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares and exchangeable shares outstanding and the computations for basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(amounts in thousands, except net income (loss) per share)
Net income (loss)	$4,208	$2,633	$25,546	$(5,462)

Weighted average common shares outstanding:	298,510	300,530	298,330	300,420
Effect of employee stock-based awards	2,535	—	1,665	—
Diluted shares outstanding:	301,045	300,530	299,995	300,420

Net income (loss) per share:	$0.01	$0.01	$0.09	$(0.02)
Diluted	$0.01	$0.01	$0.09	$(0.02)

For the three months ended September 30, 2016, options to purchase 1.3 million shares of common stock outstanding at September 30, 2016 (September 30, 2015 – 4.5 million) at an average exercise price of $5.18 per share (September 30, 2015 – $3.34) were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during that period.

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

For the nine months ended September 30, 2016, options to purchase 2.4 million shares of common stock outstanding at September 30, 2016 (September 30, 2015 – 4.4 million) at an average exercise price of $4.14 per share (September 30, 2015 – $3.37) were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during the nine months ended September 30, 2016.

NOTE 12   RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2016, the Company incurred $81,546 and $152,633, respectively (September 30, 2015 - $28,732 and $44,869, respectively) to an entity affiliated with the Company’s Chairman and Chief Executive Officer for the use of an aircraft. An outstanding balance of $81,546 is included within accounts payable at September 30, 2016 (December 31, 2015 - $66,272).

For the three and nine months ended September 30, 2016, legal fees of $37,823 and $91,826, respectively (September 30, 2015 – $21,675 and $36,120, respectively) were incurred with REVlaw, a company owned by Carmen Diges, General Counsel of the Company, and an outstanding balance of $151,209 is included within accounts payable at September 30, 2016 (December 31, 2015 - $57,800). The services of Ms. Diges as General Counsel are provided by REVlaw.  These legal fees have been recorded at their exchange amount, being the amount agreed to by the parties.

For the three and nine months ended September 30, 2016, the Company reimbursed Lexam VG Gold Inc. (“Lexam”) $17,239 and $57,294 respectively for net shared services. During the comparable period in 2015, Lexam received $7,287 and paid $19,263, respectively to the Company. These transactions are in the normal course of business. The Company has agreed to share services with Lexam including rent, personnel, office expenses and other administrative services.  The Company’s Chairman and Chief Executive Officer is the Non-Executive Chairman of Lexam and holds 27% ownership in Lexam.

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
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

The financial information relating to the Company’s operating segments as of, and for the three and nine months ended September 30, 2016 and 2015 is as follows:

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended September 30, 2016
Gold and silver sales	$—	$13,423	$—	$—	$13,423
Production costs applicable to sales	—	(6,409)	—	—	(6,409)
Mine development costs	—	(341)	(593)	—	(934)
Exploration costs	(543)	(1,094)	(505)	(24)	(2,166)
General and administrative expenses	(234)	(474)	(69)	(2,456)	(3,233)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	4,693	—	—	—	4,693
Operating income (loss)	3,680	3,636	(2,097)	(2,174)	3,045

For the nine months ended September 30, 2016
Gold and silver sales	$—	$49,226	$—	$—	$49,226
Production costs applicable to sales	—	(21,239)	—	—	(21,239)
Mine development costs	—	(1,038)	(1,910)	—	(2,948)
Exploration costs	(1,046)	(2,739)	(1,692)	(118)	(5,595)
General and administrative expenses	(419)	(1,963)	(176)	(6,043)	(8,601)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	13,789	—	—	—	13,789
Operating income (loss)	11,824	19,001	(5,195)	(5,486)	20,144

As at September 30, 2016
Investment in Minera Santa Cruz S.A.	$167,626	$—	$—	$—	$167,626
Mineral property interests	191,490	14,062	36,798	—	242,350
Total assets	373,732	69,002	37,571	19,530	499,835

MCEWEN MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

				Corporate &
	Argentina	Mexico	U.S.	Other	Total
For the three months ended September 30, 2015
Gold and silver sales	$—	$22,503	$—	$—	$22,503
Production costs applicable to sales	—	(11,170)	—	—	(11,170)
Mine development costs	—	(112)	—	—	(112)
Exploration costs	(268)	(788)	(718)	(56)	(1,830)
General and administrative expenses	(166)	(391)	(45)	(1,674)	(2,276)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	(1,641)	—	—	—	(1,641)
Impairment of mineral property interests and property and equipment	—	—	(1,198)	—	(1,198)
Operating (loss) income	(2,224)	8,837	(2,942)	(1,789)	1,882

For the nine months ended September 30, 2015
Gold and silver sales	$—	$61,545	$—	$—	$61,545
Production costs applicable to sales	—	(28,912)	—	—	(28,912)
Mine development costs	—	(449)	—	—	(449)
Exploration costs	(1,190)	(3,662)	(2,172)	(228)	(7,252)
General and administrative expenses	(486)	(2,405)	(153)	(5,717)	(8,761)
Loss on investment in Minera Santa Cruz S.A. (net of amortization)	(3,964)	—	—	—	(3,964)
Impairment of mineral property interests and property and equipment	—	—	(29,740)	—	(29,740)
Operating (loss) income	(6,077)	23,047	(33,473)	(6,124)	(22,627)

As at September 30, 2015
Investment in Minera Santa Cruz S.A.	$172,506	$—	$—	$—	$172,506
Mineral property interests	202,889	9,730	44,487	—	257,106
Total assets	377,917	56,938	45,058	24,837	504,750

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
September 30, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise indicated)

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$7,056	$5,188	$1,868	$—
	$7,056	$5,188	$1,868	$—

	Fair Value as at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$1,032	$1,032	$—	$—
	$1,032	$1,032	$—	$—

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

As at September 30, 2016, there were $4.8 million of surety bonds outstanding (December 31, 2015 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10% ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 3, 2016 for the foreseeable future. It also analyzes our financial condition at September 30, 2016 and compares it to our financial condition at December 31, 2015. Finally, the discussion analyzes our results of operations for the three and nine months ended September 30, 2016 and compares those to the results for the three and nine months ended September 30, 2015.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2015.

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

Further, since we have not established reserves on some of our properties as defined in Industry Guide 7, we have in the past and will continue to expense substantially all design, construction and development costs with regard to those properties, even though these expenditures are expected to have a future economic benefit in excess of one year. Only certain types of property and equipment which have alternative uses or significant salvage value may be capitalized without proven and probable reserves. We also expense our asset retirement obligations on those properties. Companies that have reserves under Industry Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, we depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes the straight-line or units of production methods over the estimated useful life of the mine, as determined by our internal mine plans. As a result of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979.  Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver.  We own and operate the producing El Gallo 1 Mine in Sinaloa, Mexico. We own a 49% interest in MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina.  We also own the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, and a portfolio of exploration properties in Argentina, Mexico and the United States.

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

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except otherwise stated)
Gold and silver sales	$13,423	$22,503	$49,226	$61,545
Income (loss) on investment in MSC, net of amortization	$4,693	$(1,641)	$13,789	$(3,964)
Earnings from mining operations (1)(3)	$18,873	$13,414	$57,696	$43,970
Net income (loss)	$4,208	$2,633	$25,546	$(5,462)
Net income (loss) per common share	$0.01	$0.01	$0.09	$(0.02)
Consolidated gold ounces(1):
Produced	24.3	31.7	81.1	84.9
Sold	23.0	31.2	75.7	84.2
Consolidated silver ounces(1):
Produced	916	878	2,465	2,334
Sold	968	800	2,637	2,352
Consolidated gold equivalent ounces(1)(2):
Produced	36.5	43.4	114.0	115.9
Sold	35.9	41.8	110.8	115.5
Consolidated average realized price ($/ounce)(1)(3):
Gold	$1,328	$1,106	$1,262	$1,161
Silver	$20.13	$14.05	$17.95	$15.42
Consolidated costs per gold equivalent ounce sold ($/ounce)(1)(2):
Total cash costs(3)	$677	$674	$667	$686
All‑in sustaining costs(3)	$884	$914	$876	$967
All‑in costs(3)	$1,023	$1,008	$1,042	$1,064
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José Mine.
(2)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 is 75:1.
(3)

Earnings from mining operations, total cash costs, all-in sustaining costs, all-in costs, and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” on page 35 for additional information, including definitions of these terms.

Operating and Financial Highlights

The following information highlights operating and financial results for the third quarter of 2016:

•

We reported consolidated net income of $4.2 million, or $0.01 per share for the third quarter of 2016, compared to a net income of $2.6 million, or $0.01 per share for the comparable period in 2015. The increase in net income for the third quarter of 2016 was the result of improvement in operations from our investment in MSC and the absence of impairment charges in the 2016 period, partially offset by a decrease in earnings from mine operations at the El Gallo 1 Mine due to fewer ounces sold and an increase in exploration and mine development costs incurred during the third quarter of 2016.

•

We produced 36,496 gold equivalent ounces in the third quarter of 2016, which includes 11,849 gold equivalent ounces from the El Gallo 1 Mine in Mexico and 24,647 gold equivalent ounces attributable to us from our 49% interest in the San José Mine in Argentina.

•

Our total cash costs, all-in sustaining costs and all-in costs for our operations on a consolidated basis for the third quarter of 2016 totaled $677, $884 and $1,023 per gold equivalent ounce sold, respectively. Total cash costs and all-in sustaining cash costs at our El Gallo 1 Mine for the third quarter totaled $598 and $680 per gold equivalent ounce sold, respectively. Total cash costs and all-in sustaining costs at the San José Mine for the third quarter of 2016 totaled $707 and $850 per gold equivalent ounce sold, respectively.

•

We sold 35,879 gold equivalent ounces in the third quarter of 2016, which includes 10,053 gold equivalent ounces from the El Gallo 1 Mine and 25,826 gold equivalent ounces attributable to us from our 49% interest in the San José Mine.

•

The average realized sale price per ounce for our operations on a consolidated basis in the third quarter of 2016 was $1,328 and $20.13 per ounce of gold and silver sold, respectively. These compare to $1,106 and $14.05 per ounce of gold and silver sold in the third quarter of 2015. Average realized prices are presented net of adjustments of provisionally priced sales of concentrates from the San José Mine.

•

Our 2016 production guidance for the year remains at 99,500 gold ounces and 3.3 million silver ounces. Production guidance for 2016 at the El Gallo 1 Mine is 54,500 gold ounces and for our share of production at the San José Mine 45,000 gold ounces and 3.3 million silver ounces. Consolidated production guidance is estimated in a range of 140,000 to 150,000 gold equivalent ounces.

•

Consolidated earnings from mining operations for the quarter ended September 30, 2016 were $18.9 million, compared to consolidated earnings of $13.4 million for the comparable period in 2015.  The increase is the result of the overall improvement in MSC’s earnings from mining operations reported during the 2016 quarter.

•

We ended the third quarter of 2016 with $62.5 million in cash, investments and precious metals, and no outstanding debt.  In comparison, we ended the third quarter of 2015 with $36.2 million in cash, investments and precious metals, and $5.2 million in outstanding debt. For a reconciliation of precious metals valued at the London PM Fix spot price and cost, please see the discussion under “Non GAAP Financial Performance Measures” below, on page 35.

Consolidated Performance

For the three months ended September 30, 2016, our net income was $4.2 million or $0.01 per share, compared to a net income of $2.6 million or $0.01 per share for the third quarter in 2015. The increase in net income was the combined result of the improvement in earnings from mining operations from our investment in MSC and the absence of impairment charges in the 2016 period, partially offset by a decrease in earnings from mine operations at the El Gallo I Mine due to fewer ounces produced and sold, and increases in exploration and mine development costs incurred during the third quarter of 2016.

During the third quarter ended September 30, 2016, we produced 24,281 ounces of gold and 916,168 ounces of silver, compared to 31,689 ounces of gold and 877,517 ounces of silver in the same period of 2015. Production of gold decreased mainly as a result of the expected decrease in average grades processed at the El Gallo 1 Mine. The decrease in the average grades was expected as the higher grade Samaniego pit was substantially mined out in early 2016 after which we commenced mining at the lower grade Lupita pit.

During the nine months ended September 30, 2016, our net income was $25.5 million or $0.09 per share, compared to a net loss of $5.5 million or $(0.02) per share for the same period in 2015. Net income in 2016 was mainly the result of improved earnings from mining operations at the San Jose Mine, from which we recognized income of $13.8 million in 2016 compared to a net loss of $4.0 million in the nine month period in 2015.  In addition, during 2016 we have not recognized any impairments, compared to net impairment charges of $19.3 million recorded in 2015. The increase in income was partly offset by a reduction to El Gallo 1 earnings from mine operations as the result of lower production and sales and an increase in mine development costs associated with the Gold Bar and El Gallo 2 properties.

During the nine months ended September 30, 2016 we produced 81,145 ounces of gold and 2,464,941 ounces of silver, compared to 84,868 ounces of gold and 2,333,975 ounces of silver in the same period of 2015.  Production of gold decreased as a result of lower average processing grades at El Gallo 1 Mine, partly offset by a slight increase in average processing grades and average recoveries at the San Jose Mine.

Results of Consolidated Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Gold and silver sales in the three months ended September 30, 2016 totaled $13.4 million, compared to $22.5 million for the same period in 2015. The decrease in revenue was due to a 50% decrease in the number of gold ounces sold from our El Gallo 1 Mine, partly offset by a 19% increase in the average realized sales prices of gold during the three months ended September 30, 2016 compared to the same period in 2015.

Production costs applicable to sales at the El Gallo 1 Mine decreased by 43% to $6.4 million in the three months ended September 30, 2016, compared to $11.2 million for the same period in 2015, due to a 50% decrease in the number of gold equivalent ounces sold, coupled with lower costs obtained from certain vendors’ contracts that were renegotiated during the first quarter of 2016 and the impact of the Mexican peso devaluation against the U.S. dollar.  The decrease was partly offset by lower grade mineralized material being processed in 2016, resulting in fixed costs being allocated to fewer ounces.  Production costs consist of direct mining costs which include contract mining services, processing costs, personnel costs, certain general and administrative costs, energy costs, operating materials and supplies, repairs and maintenance costs, transport fees, royalty expense and third-party refining costs. Production cost applicable to sales is calculated based on the weighted average cost of ounces sold during the period.

Mine development costs, which are comprised of engineering and development costs incurred at our advanced-stage properties, increased to $0.9 million during the three months ended September 30, 2016 compared to $0.1 million during the same period in 2015. The increase relates to costs incurred in the advancement of our Gold Bar and El Gallo 2 projects. As described in the “Advanced-stage Properties” section below, our designation of certain properties as “Advanced-stage Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

Exploration costs in the third quarter of 2016 increased to $2.2 million from $1.8 million in the same period of 2015, due to increased exploration activity in Mexico and Argentina. In Mexico, during the 2016 period, we spent $1.1 million in exploration expenditures primarily at the El Gallo 1 Mine and El Gallo 2 project, compared to $0.8 million in the same period in 2015. In Argentina, during the 2016 period, we spent $0.5 million, predominately in engineering work, compared to $0.3 million in the prior year. In the U.S. we have reduced exploration activity as we focus on the development of the Gold Bar project.

Property holding costs decreased period-over-period to $1.9 million in the 2016 period from $2.1 million in the 2015 period as a result of a lower number of mineral claims held, particularly in Nevada, compared to 2015.

General and administrative expenses increased by 42% to $3.2 million from $2.3 million during the three months ended September 30, 2016 compared to the same period in 2015, mainly as a result of changes to senior management and an increase in general corporate office initiatives, which were partly offset by the devaluation of the Canadian dollar, Mexican peso and Argentine peso against the U.S. dollar during the 2016 period in comparison with the 2015 period.

Our income on investment in MSC, net of amortization, during the three months ended September 30, 2016 was $4.7 million, compared to net loss on investment of $1.6 million in the 2015 period. The income realized in 2016 is the result of MSC’s higher net sales obtained from the higher volume of ounces of silver and gold sold coupled with higher average realized prices. In addition, production costs were lower in the period due to a reduction in stoppage costs, export duties, capital expenditures, and the devaluation of the Argentine peso against the U.S. dollar, which also contributed to the improvement of MSC’s operating performance during the quarter.

No impairment was recognized during the three months ended September 30, 2016.  In comparison, during the same period of 2015, we recognized a total pre-tax impairment of $1.2 million, mainly related to Gold Bar Project in Nevada, along with a deferred income tax recovery of $0.4 million. The impairment in 2015 resulted from our decision to drop non-essential claims at the Tonkin and Gold Bar projects, in order to reduce annual property holding costs.

Interest and other income increased to an income of $0.6 million during the three months ended September 30, 2016 from expense of $0.7 million in 2015. The balance in 2015 included a $0.5 million accrual for stamp tax and penalties recognized for our Argentine subsidiaries, for which no additional charges have been recognized in 2016.

We recognized an unrealized loss of $0.2 million from the revaluation of the warrants acquired through a private placement in another mining company during the year. Details of the valuation of these instruments are provided in Note 2 – Investments and Note 14 – Fair value accounting of the consolidated financial statements.

Recovery of income taxes was $0.6 million during the three months ended September 30, 2016, compared to $1.6 million in the 2015 period.  The 2016 recovery mostly related to the $0.4 million recovery from the devaluation of the Argentine peso, whereas in the 2015 period the balance included $0.4 million recovery from the impairment of the Gold Bar and Tonkin projects mentioned above, and $0.9 million in recoveries from the devaluation of the Argentine peso.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Gold and silver sales for the nine months ended September 30, 2016 totaled $49.2 million, compared to $61.5 million for the same period in 2015. The decrease in revenue is the result of the 24% lower number of gold equivalent ounces sold during the 2016 period, which was partly offset by a 6% increase in the average realized gold equivalent price for the nine months ended September 30, 2016.

Production costs applicable to sales at the El Gallo 1 Mine were $21.2 million in the nine months ended September 30, 2016, compared to $28.9 million for the same period in 2015. The 27% decrease in production costs was due to a 24% decrease in the number of gold equivalent ounces sold by the El Gallo 1 Mine, coupled with lower costs realized from the renegotiation of certain vendors’ contracts in the first quarter of the year and the impact of the devaluation of the Mexican peso against the U.S. dollar during the period.

Mine development costs during the nine months ended September 30, 2016, increased to $2.9 million from $0.4 million in the same period of 2015 as a result of the efforts placed in the development of our advanced-stage properties, particularly Gold Bar.

Exploration costs in 2016 decreased by 23% to $5.6 million, from $7.3 million in 2015, due to an overall reduction in exploration expenditures as we concentrate efforts towards the development of our advanced-stage properties mentioned above. During the 2016 period, we spent $1.0 million in exploration expenditures in Argentina primarily relating to engineering studies on the Los Azules Project, compared to $1.2 million in the same period in 2015.  For Mexico, during the 2016 period, we spent $2.7 million primarily on drilling at the El Gallo 1 Mine, compared to $3.7 million in the same period in 2015.  For Nevada, we spent $1.7 million on exploration expenditures mainly at the Gold Bar property, compared to $2.2 million spent on the infill program during the comparable period in 2015.

Property holding costs decreased by 19% to $3.3 million in the 2016 period, from $4.1 million in the 2015 period, as a result of a lower number of mineral claims held, particularly in Nevada, compared to 2015.

General and administrative expenses slightly decreased in the 2016 period to $8.6 million compared to $8.8 million in 2015, as a result of the devaluation of the Canadian dollar, Mexican peso and Argentine peso against the U.S. dollar observed during the 2016.

Our income on investment in MSC, net of amortization, during the nine months ended September 30, 2016 was $13.8 million, compared to a loss of $4.0 million in the 2015 period. The net income reported in 2016 was due to the overall improvement in MSC’s performance, resulting from higher revenue from higher number of gold and silver ounces sold at higher average realized prices, coupled with lower production costs due to reduced export duties and taxes, the absence of stoppage costs, and the reduction of exploration and development costs during the period ended September 30, 2016.  Further, during the nine months ended September 30, 2016, the devaluation of the Argentine peso against the U.S. dollar had a greater impact than the increase in inflation noted in the period, also contributing to the improvement of MSC’s results.

During the nine months ended September 30, 2016, we recognized no impairment charges. This compares to $29.7 million, along with a deferred income tax recovery of $10.4 million, for a net impairment charge of $19.3 million of the Gold Bar and Tonkin projects, for the nine months ended September 30, 2015.

Interest income and other income during the nine months ended September 30, 2016 was $0.8 million.  This compares to income of $2.4 million during the same period in 2015.  In 2015, we reported a greater balance due to insurance proceeds related to the theft of gold concentrate stolen from our refinery in Mexico, collected on July 16, 2015.

Other-than-temporary impairments on marketable equity securities increased to $0.9 million during the nine months ended September 30, 2016, from $nil in the same period in 2015, due to the recognition of an impairment in the value of certain marketable securities held at September 30, 2016.

Recovery of income taxes was $3.3 million in the 2016 period, compared to $15.1 million in the 2015 period.  The income tax recovery recognized in 2016 included $2.7 million recovery from the devaluation of the Argentine peso, while in 2015 the deferred income tax recovery included a recovery of $10.4 million relating to the impairment discussed above, in addition to $2.9 million recovery from the devaluation of the Argentine peso.

Total Cash Costs, All-In Sustaining Costs and All-In Costs

Total cash costs for all of our operating properties on a consolidated basis for the quarter ended September 30, 2016 slightly increased to $677 per gold equivalent ounce sold, compared to $674 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. The increase is the net result of the 32% higher cash cost realized by the El Gallo 1 Mine offset by the 19% decrease in cash cost realized by MSC. In 2015, we benefited from higher average grades of mineral material mined and processed at El Gallo 1 Mine, which in addition to improved efficiencies resulted in a larger number of ounces produced and sold, at an overall lower cost.  For MSC, cash costs were higher in the prior year mainly due to the additional cost incurred from higher export duties and taxes incurred in 2015.

On an aggregate basis, total cash costs decreased by 14% from $28.2 million in the three month ended September 30, 2015 to $24.3 million in the comparable period of 2016. In addition to the decrease in the number of gold equivalent ounces sold during the third quarter of 2016, aggregate total cash costs were lower because in 2016 MSC benefited from lower export duties and the devaluation of the Argentine peso against the U.S. dollar.

For the nine months ended September 30, 2016, total cash costs for all of our operating properties on a consolidated basis were $667 per gold equivalent ounce sold, compared to $686 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. The 3% decrease in consolidated total cash costs on a per-ounce basis is due to a lower cash cost per ounce obtained at MSC mainly resulting from lower smeltering, refining and transport costs, partly offset by the increae in cash costs per ounce fromt El Gallo 1 Mine, which as previously mentioned was associated with the lower average grades obtained from mineralized material mined and processed.

On an aggregate basis, total cash costs decreased by 7% to $73.9 million in the nine months ended September 30, 2016, from $79.3 million in the nine months ended September 30, 2015. For the 2016 period, MSC reported a 4% decrease in the aggregate total cash cost despite the increase in the number of gold equivalent ounces sold in the period. As previously mentioned, MSC has benefited from lower export duties, reduced operational interruptions and the continued devaluation of the Argentine peso in 2016, compared to the 2015 period.  The decrease in aggregate total cash costs also reflects the 15% decrease in aggregate cash costs at El Gallo 1 Mine, mainly associated with the lower number of gold equivalent ounces sold during the period.

Consolidated all-in sustaining costs for the quarter ended September 30, 2016 decreased by 3% to $884 per gold equivalent ounce, compared to $914 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 used in both periods. The overall decrease is the result of a higher number of gold equivalent ounces sold during the 2016 period compared to 2015, resulting in consolidated all-in sustaining costs being spread over a greater number of ounces.

On an aggregate basis, all-in sustaining costs decreased by 17% to $31.7 million for the three months ended September 30, 2016 from $38.2 million in the 2015 period.  The decrease is attributable to lower gold equivalent ounces sold and lower stripping costs at the El Gallo I Mine, coupled with lower exploration and capital expenditures incurred at the San Jose mine during the period, and the devaluation of the Mexican peso and Canadian dollar against the U.S. dollar.

Consolidated all-in sustaining costs for the nine months ended September 30, 2016 decreased by 9% to $876 per gold equivalent ounce, compared to $967 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 used in both periods.

On an aggregate basis, all-in sustaining costs were $97.1 million for the nine months ended September 30, 2016. In comparison, all-in sustaining costs on an aggregate basis were $111.7 million in the same period of 2015.  The 13% decrease was a result of lower all-in sustaining costs at our El Gallo 1 Mine due to a lower number of gold equivalent ounces sold, a decrease in pre-stripping and exploration costs, and the devaluation of the Mexican peso. For MSC, despite the higher number of gold equivalent ounces sold at the San Jose Mine, our attributable 49% share of costs of MSC was 18% lower than in the previous year, due to lower exploration, mine development and capital expenditures incurred in 2016 when compared to the 2015 period, which were further reduced by the devaluation of the Argentine peso against the U.S. dollar in the 2016 period.

Consolidated all-in costs for the three months ended September 30, 2016 increased by 1% to $1,023 per gold equivalent ounce sold, compared to $1,008 per gold equivalent ounce in the same period of 2015, based on a silver to gold ratio of 75:1, for both periods. On an aggregate basis, all-in costs decreased to $36.7 million for the three months ended September 30, 2016 from $42.2 million in the three months ended September 30, 2015. The decrease in all-in costs is due to the lower all-in sustaining costs mentioned above, partly offset by higher exploration and mine development expenses incurred in Mexico, U.S. and Argentina in the three month period.

Consolidated all-in costs for the nine months ended September 30, 2016 decreased by 2% to $1,042 per gold equivalent ounce sold, compared to $1,064 per gold equivalent ounce in the same period of 2015, based on a silver to gold ratio of 75:1 for both periods. On an aggregate basis, all-in costs were 6% lower, at $115.5 million for the nine months ended September 30, 2016, compared to $122.9 million in the comparable period in 2015. The decrease was the net result of lower costs from our 49% interest in MSC discussed above, partly offset by $6.7 million in capital expenditures, of which $5.3 million pertains to the El Gallo royalty acquisition.

Results of Operations — El Gallo 1 Mine (100%)

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 Mine for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except otherwise stated)
Tonnes of mineralized material mined	193	275	702	953
Average grade gold (gpt)	0.83	2.73	1.42	3.31
Tonnes of mineralized material processed	270	205	787	849
Average grade gold (gpt)	1.40	2.29	2.42	3.15
Gold ounces:
Produced	11.8	19.5	47.3	51.9
Sold	10.0	20.0	39.5	52.0
Silver ounces:
Produced	7.2	5.2	21.4	25.1
Sold	4.0	6.0	16.6	31.4
Gold equivalent ounces(1):
Produced	11.8	19.6	47.6	52.3
Sold	10.1	20.0	39.7	52.4
Net sales	$13,423	$22,503	$49,226	$61,545
Average realized price ($/ounce)(2):
Gold	$1,335	$1,123	$1,238	$1,173
Silver	$19.3	$15.24	$16.7	$16.40
Total cash costs(2)	$6,008	$9,103	$19,210	$22,517
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$598	$454	$483	$429
All‑in sustaining costs(2)	$6,837	$11,420	$22,203	$30,327
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$680	$570	$559	$578
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 is 75:1.
(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 35 for additional information, including definitions of these terms.

Production

Production at the El Gallo 1 Mine for the quarter ended September 30, 2016 decreased by 39% to 11,849 gold equivalent ounces, from 19,558 gold equivalent ounces in the comparable period in 2015. A lower number of ounces produced was expected for the third quarter of 2016 as we have continued mining at the lower grade Lupita pit, after substantially mining out the higher grade Samaniego pit in early 2016. The average grade of gold processed during the three months ended September 30, 2016 was 1.40 gpt, compared to an average grade of 2.29 gpt obtained in the same period of 2015. The decrease in the grades was partly offset by an increase in the number of tonnes of mineralized material processed in the 2016 period.

For the nine months ended September 30, 2016, production decreased by 9% to 47,590 gold equivalent ounces from 52,274 ounces in the comparable period in 2015. As mentioned above, a decrease in production was expected for 2016, however the impact is not as significant since over the nine months period of 2016 because we have realized a portion of the Samaniego pit ounces that were placed on the leach pad at the end of 2015.

Tonnes mined represent tonnes of mineralized material extracted, while tonnes processed represent tonnes of mineralized material crushed and placed on the leach pads. The difference between tonnes mined of 192,668 and tonnes processed of 269,956 during the three month period ended September 30, 2016 corresponds to material drawn down from our stockpile inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 Mine) to September 30, 2016 is estimated at 60%.

Sales

For the three months ended September 30, 2016, sales from the El Gallo 1 Mine amounted to $13.4 million, compared to $22.5 million for the same period in 2015. The 40% decrease is mainly due to a 50% decrease in the number of gold equivalent ounces sold from 20,040 in the third quarter of 2015 to 10,053 in the third quarter of 2016.  The lower number of gold equivalent ounces sold was partly offset by the increase of 19% and 28% increase in the average realized gold and silver prices during the third quarter of 2016 compared to 2015, respectively.

For the nine months ended September 30, 2016, sales from the El Gallo 1 Mine amounted to $49.2 million, compared to $61.5 million for the same period in 2015.  The 20% decrease is mainly due to a 24% decrease in the number of gold equivalent ounces sold, which decreased to 39,747 in the 2016 period compared to 52,434 in the comparable period of 2015.  Average realized gold prices during the nine months of 2016 increased by 6% compared to the same period of 2015, while average realized silver prices for 2016 remained generally unchanged from 2015.

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce for the El Gallo 1 Mine for the quarter ended September 30, 2016 were $598, compared to $454 for the same period in 2015. The 32% increase in total cash costs was primarily due to the decrease in the average grades of material mined and processed in Mexico, which was partly offset by the devaluation of the Mexican Peso against the US dollar in the period. During the same period in 2015, we benefited from higher average grades mined and processed, which resulted in a larger number of ounces produced and sold, at an overall lower cost.  As mentioned earlier, the decrease in average grades is the result of moving from the higher grade Samaniego pit to the lower grade Lupita pit.  The Samaniego pit was substantially mined out in early 2016.  On an aggregate basis, total cash costs decreased by 34% to $6.0 million in the three months ended September 30, 2016 from $9.1 million in the comparable period in 2015 primarily as a result of the decrease in the number of gold equivalent ounces sold during the third quarter of 2016.

All-in sustaining costs for the quarter ended September 30, 2016 were $680 per gold equivalent ounce, compared to $570 per gold equivalent ounce in the same period in 2015. The increase in all-in sustaining costs is attributable to the significantly lower number of gold equivalent ounces sold during the quarter, over which the all-in sustaining costs are spread, compared to 2015.  On an aggregate basis, all-in sustaining costs decreased by 40% to $6.8 million for the three months ended September 30, 2016 from $11.4 million in the 2015 period, due to lower pre-stripping and exploration costs incurred in the period, partly offset by higher capital expenditures incurred in the third quarter of 2016.

For the nine months ended September 30, 2016, total cash costs at El Gallo 1 Mine were $483 per gold equivalent ounce sold, compared to $429 per gold equivalent ounce in the same period in 2015. The 13% increase in total cash costs on a per-ounce basis is mainly the result of lower average grades mined and processed which increased the production cost of the gold equivalent ounces sold in the period. Furthermore, higher on-site general and administrative expenses were incurred in the 2016 period. On an aggregate basis, total cash costs decreased by 15% to $19.2 million in the nine months ended September 30, 2016, from $22.5 million in the nine months ended September 30, 2015.  Despite the large decrease in the number of gold equivalent ounces sold in 2016, the decrease in total cash cost was significantly offset by the overall higher production cost per ounce obtained from the lower average grades mined and processed.

For the nine months ended September 30, 2016, all-in sustaining costs decreased by 3% to $559 per gold equivalent ounce, compared to $578 per gold equivalent ounce in the same period in 2015.  On an aggregate basis, all-in sustaining costs decreased by 27%, to $22.2 million for the three months ended September 30, 2016 from $30.3 million in the 2015 period.  The decrease is the result of lower pre-stripping and exploration costs incurred in the period, partly offset by higher mine and production costs mentioned above.

Results of Operations — MSC (on a 100% basis)

Overview

The following discussion relates only to MSC.  The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine for the three and nine months ended September 30, 2016 and 2015, presented on a 100% basis. Also, included at the bottom of the following table are the production figures reported on a 49% attributable basis.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, unless otherwise indicated)
San José Mine—100%
Tonnes of ore mined	140	132	387	360
Average grade (gpt):
Gold	6.7	6.8	6.7	6.7
Silver	522	510	520	502
Tonnes of ore processed	140	145	389	378
Average grade (gpt):
Gold	6.4	6.1	6.3	6.3
Silver	469	441	454	446
Average recovery (%):
Gold	87.9	87.8	88.2	88.6
Silver	87.6	86.6	87.8	87.0
Gold ounces:
Produced	25.6	24.9	69.1	67.2
Sold	26.5	22.9	73.8	65.6
Silver ounces:
Produced	1,855	1,780	4,987	4,712
Sold	1,967	1,620	5,347	4,735
Gold equivalent ounces(1):
Produced	50.3	48.6	135.6	130.0
Sold	52.7	44.5	145.1	128.8
Net sales	$72,116	$45,357	$182,769	$141,106
Gross average realized price ($/ounce)(2):
Gold	$1,323	$1,076	$1,287	$1,142
Silver	$20.13	$14.05	$17.96	$15.40
Total cash costs(2)	$37,276	$38,943	$111,675	$115,837
Total cash costs per ounce sold ($/ounce)(2):
Gold	$797	$898	$760	$908
Silver	$8.23	$11.37	$10.39	$11.88
Gold equivalent(1)	$707	$876	$770	$900
All‑in sustaining costs(2)	$44,775	$50,406	$137,667	$149,416
All‑in sustaining costs per ounce sold ($/ounce)(2):
Gold	$957	$1,162	$937	$1,171
Silver	$9.88	$14.72	$12.81	$15.32
Gold equivalent(1)	$850	$1,134	$949	$1,160
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% attributable share
Ounces produced:
Gold	12.5	12.2	33.8	32.9
Silver	909	872	2,444	2,309
Gold equivalent(1)	24.7	23.8	66.4	63.7

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2016 and 2015 was 75:1.
(2)

Total cash costs, all-in sustaining costs and average realized prices are non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 35 for additional information, including definitions of these terms.

Production

Gold production at the San José Mine for the three months ended September 30, 2016 increased by 3% to 25,566 ounces while silver production increased by 4% to 1,855,136 ounces, from 24,901 ounces of gold and 1,780,148 ounces of silver in the same period in 2015. Overall, this resulted in a 3% increase in the number of gold equivalent ounces produced by MSC during the third quarter.  The increase in production was the combined result of the 6% increase in the average grade per tonne of gold and silver processed, partly offset by a 3% decrease in the number of tonnes of ore processed in the 2016 period.

For the nine months ended September 30, 2015, gold production increased by 3% to 69,060 ounces from 67,202 ounces while silver production increased by 6% to 4,986,790 from 4,711,984 ounces in the same period in 2015, resulting in an overall 4% increase in the number of gold equivalent ounces produced in the period. Higher production of gold and silver at the San José Mine is attributable to 3% more tonnes processed, roughly the same gold grade and a slightly higher silver grade.

Sales

For the three months ended September 30, 2016, net sales increased by 59% to $72.1 million compared to $45.4 million for the same period in 2015. The increase in net sales was primarily the result of higher average realized gold and silver sale prices in the quarter, in addition to the increase in the number of gold and silver ounces sold in the period. In the third quarter of 2016, MSC sold 26,481 ounces of gold and 1,966,893 ounces of silver, compared to 22,868 ounces of gold and 1,619,934 ounces of silver in the same period of 2015.

The average gross price for gold sold in the third quarter of 2016, after mark-to-market provisional price adjustments, was 23% higher than in 2015, at $1,323 per ounce compared to $1,076 per ounce received in the same period in 2015. In comparison, the average London P.M. fix price for gold during the third quarter of 2016 was $1,335 per ounce, compared to $1,116 per ounce for the same period in 2015.

The average gross price for silver sold in the third quarter of 2016, after mark-to-market provisional price adjustments, was $20.13 per ounce, an increase of 43% compared to an average of $14.05 per ounce received in the same period in 2015. In comparison, the average London P.M. fix price for silver during the third quarter of 2016 was $19.61 per ounce, compared to $14.55 per ounce for the same period in 2015.

For the nine months ended September 30, 2016, net sales realized by MSC from the sale of gold and silver were 30% higher than in the comparable period in 2015, totaling $182.8 million compared to $141.1 million. The increase is due to higher average realized gold and silver prices, as well as the increase in the number of ounces of gold and silver sold during the period.  Gold and silver ounces sold by MSC increased by 12% and 13% respectively, aligned with the overall increase in production previously mentioned. Average realized price per ounce of gold and silver sold during the nine months ended September 30, 2015 increased by 13% and 17% respectively.

The difference between the average gross realized price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are ‘provisionally priced’ where the selling price is subject to final adjustment at the end of a period, normally ranging from 15 to 90 days after the start of the delivery process to the customer, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, which in turn are based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price of the quotational period for the sales contract.

Total Cash Costs and All-In Sustaining Costs

Total cash costs per gold equivalent ounce sold at the San José Mine for the quarter ended September 30, 2016 were $707 compared to $876 per gold equivalent ounce sold for the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. On a co-product basis (gold and silver), total cash cost for the quarter ended September 30, 2016 were $797 per ounce of gold and $8.23 per ounce of silver, compared to $898 per ounce of gold and $11.37 per ounce of silver for the same period in 2015.

The decrease in total cash costs is primarily a reflection of a 17% lower refining and transportation costs during the third quarter of 2016, coupled with lower export duties in effect for 2016, and 6% higher average grades processed of both gold and silver during the period. Overall, costs also decreased due to the devaluation of the Argentine peso against the US dollar, which has offset the increase in inflation noted during the period.

On an aggregate basis, total cash costs decreased year-over-year by 4%, to $37.3 million from $38.9 million in 2016.  Despite the larger number of ounces of gold and silver sold in the three months ended September 30, 2016, total cash costs decreased as a result of a reduction to refining and transportation costs, lower export duties and the continuous devaluation of the Argentine peso noted during the quarter, previously mentioned.

All-in sustaining cash costs for the quarter ended September 30, 2016 were $850 per gold equivalent ounce compared to $1,134 per gold equivalent ounce in the same period in 2015, based on a silver to gold ratio of 75:1 for both periods. On a co-product basis, all-in sustaining costs were $957 per ounce of gold and $9.88 per ounce of silver, compared to $1,162 per ounce of gold and $14.72 per ounce of silver for the same period in 2015.

The decrease in all-in sustaining costs for the three months ended September 30, 2016 was primarily the result of reductions of 21% in exploration costs, and 49% in capital expenditures incurred in 2016, which is also reflected in the 11% decrease from $50.4 million to $44.8 million noted in all-in sustaining costs on an aggregate basis. All-in sustaining costs of gold and silver decreased by 18% and 33% respectively, on a per ounce basis, due to a significantly higher number of ounces sold over which the aggregate all-in sustaining cost is spread.

For the nine months ended September 30, 2015, total cash costs per gold equivalent ounce were $770 compared to $900 based on a silver to gold ratio of 75:1. All-in sustaining costs were $949 per gold equivalent ounce for the nine months of 2016 compared to $1,160 in 2015 based on a silver to gold ratio of 75:1. On a year-to-date basis, production costs decreased as a result of lower refining and transportation costs and export duties, coupled with the continuous devaluation of the Argentine peso.

Investment in MSC

The 49% attributable share of operations from our investment in MSC was net income of $4.7 million and $13.8 million for the three and nine months ended September 30, 2016, compared to net loss of $1.6 million and $4.0 million for the three and nine months ended September 30, 2015. These amounts are net of the amortization of the fair value increments arising from the purchase price allocation and related income tax expense from the Minera Andres’ acquisition in 2012. Included in the income tax expense is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been an improvement in operations from our investment in MSC for the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, we received $7.9 million and $13.3 million in dividends from MSC, respectively. In comparison, we received $nil and $0.5 million during the three and nine months ended September 30, 2015, respectively.

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

Advanced-stage Properties – Nevada, U.S.

Gold Bar Project

We have targeted this project for an open pit, heap leach operation allowing for construction to potentially begin in late 2017 and achieve commercial production in late 2018, dependent upon the completion of the permitting process. Recent communication from the Bureau of Land Management (BLM) has delayed our estimated Record of Decision date from the first to the third quarter of 2017.

For 2016, we have budgeted approximately $3.5 million for mine permitting and engineering activities, of which $0.6 million and $1.9 million have been spent during the three and nine months ended September 30, 2016. The Environmental Impact Statement (“EIS”) as well as critical mine design and engineering support are being prepared by our employees in conjunction with our external consultants, as required.  Continued developments at Gold Bar include optimizing the mine design, production schedule, and equipment needs; as well as additional metallurgical work to optimize gold recoveries; and detailed design of key process and related facilities.

Advanced-stage Properties - El Gallo Complex, México

El Gallo 2 Project

For 2016, we have budgeted $1.5 million mainly to advance the project through completing a feasibility study and conducting metallurgical work.  During the three and nine months ended September 30, 2016, we spent $0.1 and $0.3 million advancing the pre-feasibility study, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had working capital of $55.6 million, comprised of current assets of $74.8 million and current liabilities of $19.2 million. This represents an increase of approximately $23.2 million or 72% from the working capital balance of $32.4 million as of December 31, 2015. The increase in our cash position during 2016 is driven by the improvement in earnings from mining operations at the San Jose Mine, which resulted in $13.3 million received as dividends from our investment in MSC.  Other significant cash inflows received in the 2016 period include $9.5 million from VAT collected in Mexico, plus $3.5 million from exercises of stock options during 2016.  These cash inflows in the period were partially offset by approximately $7.0 million incurred in the acquisition of mineral interests and property and equipment, which included the royalty for the El Gallo 1 Mine and El Gallo 2 project.  During the 2016 period, we also repaid our short-term debt and paid the return of capital distribution.    Overall, cash increased by $12.9 million, or 50%, from December 31, 2015 to September 30, 2016. Comparatively, from December 31, 2014 to September 30, 2015 cash increased by $18.5 million.

As at September 30, 2016, our current liabilities include accounts payable balance of $4.3 million (2015 - $4.7 million) related to the registration taxes on intercompany financing agreements with some of our subsidiaries, which is recorded in Argentine peso and therefore has been reduced as a result of the devaluation of the local currency against the U.S. dollar.  Furthermore, current liabilities also include $2.5 million (2015 - $2.5 million) for reclamation accruals for mine closure costs. Timing of the payment of these obligations is yet to be determined and the obligations are accordingly recorded as current liabilities. Current liabilities at December 31, 2015 also included a $3.4 million short-term bank loan obtained by our subsidiary in Mexico during 2015, which was fully repaid in January 2016 with the VAT receivable balances collected in Mexico.

We believe our working capital at September 30, 2016 is sufficient to fund ongoing operations, development and corporate activities over the next 12 months. Our sources of working capital at September 30, 2016 include positive cash flows from the El Gallo 1 Mine, dividends received from MSC, cash on hand, and other current assets.

If we make a positive production decision to develop either of our advanced-stage properties Gold Bar or El Gallo 2, we will need to raise additional capital of approximately $60 million or $150 million respectively (under existing estimates), given that the estimated capital cost of either project significantly exceeds our available working capital. In either case, we would explore several financing methods to obtain the necessary funds to complete the required development and construction obligations, which may include incurring debt, issuing additional equity, equipment leasing or other forms of financing. Our ability to build either the Gold Bar or the El Gallo 2 projects is dependent on one or several of the financing alternatives being completed.

Net cash provided by operations for the nine months ended September 30, 2016 was $24.4 million compared to $16.6 million in the same period of 2015. The significant increase was mainly the result of the collection of $9.5 million of VAT receivable in Mexico (September 30, 2015 - $4.3 million) and the dividend of $13.3 million (September 30, 2015 - $0.5 million) received from our investment in MSC.  Net cash provided by operations was partially offset by a $10.9 million decrease in cash received from our El Gallo 1 Mine, which were $48.4 million in 2016, compared to $59.2 million in 2015.

Cash used in investing activities for the nine months ended September 30, 2016 was $8.1 million, compared to $1.6 million in the same period of 2015.  The increase is due to $6.0 million incurred in the acquisition of mineral property interests, which included the acquisition of the royalty related to our El Gallo 1 and El Gallo 2 properties, coupled with other acquisitions of plant and equipment and the $2.5 million incurred in the acquisition of certain available for sale securities, which were partly offset by the reimbursement of a deposit received in the period, in addition to the sale of certain available for sale securities in 2016.  In comparison, during the same period of 2015 we had spent $1.1 million in the acquisition of certain available for sale securities and $0.5 million in the acquisition of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2016 was $3.5 million, compared to cash provided by financing activities of $3.7 million in the comparable period in 2015.  During the 2016 period, we fully repaid the short-term bank facility obtained by our Mexican subsidiary, which was secured with the VAT receivable balances outstanding and collected in the period.  We also repurchased shares of our stock in the amount of $0.6 million, in line with the share repurchase plan approved by the Board in October 2015. Further, during the nine months ended September 30, 2016 we made two semi-annual returns of capital distribution for a total amount of $3.0 million and received $3.5 million from exercises of stock options. In comparison, during the same period of 2015, we obtained short-term bank financing in the amount of $5.2 million which was partially offset by the first semi-annual return of capital distribution in the amount of $1.5 million.

Although the Company may from time to time pay capital distributions, future distribution of capital will be at the discretion of the Board and will be subject to factors such as income, financial condition and capital requirements.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a U.S. GAAP financial measure:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$13,423	$22,503	$49,226	$61,545
Production costs applicable to sales	(6,409)	(11,170)	(21,239)	(28,912)
Gross profit	7,014	11,333	27,987	32,633
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	701	322	1,845	966
El Gallo 1 Mine earnings from mining operations	7,715	11,655	29,832	33,599
San José earnings from mining operations (49% attributable basis)
Net sales	35,337	22,225	89,557	69,142
Production costs applicable to sales	(24,179)	(20,466)	(61,693)	(58,771)
San José earnings from mining operations	11,158	1,759	27,864	10,371
Consolidated earnings from mining operations	18,873	13,414	57,696	43,970

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

Costs excluded from total cash costs, all-in sustaining costs and all-in costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal.

For MSC, co-product total cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs, all-in sustaining costs, and all-in costs for each metal sold for the period by the ounces of each respective metal sold.  The respective proportionate share of each metal sold is calculated based on their pro-rated sales value.  Approximately 47% of the value of the sales in the third quarter of 2016 was derived from gold and 53% was derived from silver.  This compares to 51% and 49% for gold and silver, respectively, for the same period in 2015. For the nine months ended September 30, 2016, approximately 50% of the value of the sales was derived from gold and 50% from silver, compared to 50% each for the comparable period in 2015.

The following tables reconcile these non-GAAP measures to the most directly comparable U.S. GAAP measure, Production Costs Applicable to Sales. Total cash costs, all-in sustaining costs, all-in costs and ounces of gold and silver sold for the San José Mine are provided to us by MSC.

Reconciliation of Total Cash Costs to Production Costs Applicable to Sales

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per ounce)
Production costs applicable to sales	$6,409	$11,170	$21,239	$28,912
Less: Depreciation	(701)	(322)	(1,845)	(966)
Less: Pre‑stripping costs for future pit access	—	(1,905)	(1,346)	(5,710)
On‑site general and administrative expenses	289	147	1,140	610
Property holding costs	11	13	22	26
Other non‑cash adjustments	—	—	—	(355)
Total cash costs, El Gallo 1 Mine	$6,008	$9,103	$19,210	$22,517
McEwen’s share of MSC total cash costs (49%)	18,265	19,082	54,721	56,760
Consolidated total cash costs	$24,273	$28,185	$73,931	$79,277
Per gold equivalent ounce sold:
Total cash costs, El Gallo 1 Mine	$598	$454	$483	$429
McEwen’s share of MSC total cash costs (49%)	707	876	770	900
Consolidated total cash costs (including McEwen’s share of MSC)	677	674	667	686

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per ounce)
Total cash costs (excluding McEwen’s share of MSC)	$6,008	$9,103	$19,210	$22,517
Operating site reclamation accretion and amortization	277	172	724	956
On‑site exploration expenses	209	240	580	1,144
Capital expenditures (sustaining)	343	—	343	—
Pre‑stripping costs for future pit access	—	1,905	1,346	5,710
All‑in sustaining costs, El Gallo 1 Mine	$6,837	$11,420	$22,203	$30,327
McEwen’s share of MSC all‑in sustaining costs (49%)	21,940	24,699	67,457	73,214
Corporate general and administrative expenses	2,944	2,129	7,461	8,151
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$31,721	$38,248	$97,121	$111,692
Per gold equivalent ounce sold:
All‑in sustaining costs, El Gallo 1 Mine	$680	$570	$559	$578
McEwen’s share of MSC all‑in sustaining costs (49%)	850	1,134	949	1,160
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	884	914	876	967

Reconciliation of All-In Costs to All-In Sustaining Costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per ounce)
Consolidated all‑in sustaining costs (including McEwen’s share of MSC)	$31,721	$38,248	$97,121	$111,692
Property holding costs (non‑sustaining)	1,881	2,060	3,275	4,035
Reclamation accretion and amortization (non‑operating sites)	160	25	467	88
Exploration expenses (non‑sustaining)	1,957	1,590	5,015	6,108
Mine development (non‑sustaining)	934	112	2,948	449
Capital expenditures (non‑sustaining)	41	115	6,693	548
Consolidated all‑in costs (including McEwen’s share of MSC)	$36,694	$42,150	$115,519	$122,920
Per gold equivalent ounce sold:
Consolidated all‑in costs (including McEwen’s share of MSC)	$1,023	$1,008	$1,042	$1,064

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

The following tables reconcile this non-GAAP measure to the most directly comparable U.S. GAAP measure, Gold and Silver Sales. Ounces of gold and silver sold for the San José Mine are provided to us by MSC:

	Three months ended September 30,
	2016			2015
	(in thousands, except ounces and per ounce)
	El Gallo	MSC		El Gallo	MSC
	Phase 1	(49% interest)	Total	Phase 1	(49% interest)	Total
Gold sales	$13,346	$17,167	$30,513	$22,412	$12,060	$34,472
Silver sales	77	19,404	19,481	91	11,149	11,240
Gold and silver sales	$13,423	$36,571	$49,994	$22,503	$23,209	$45,712
Gold ounces sold	10,000	12,976	22,976	19,960	11,205	31,165
Silver ounces sold	4,000	963,778	967,778	6,000	793,768	799,768
Gold equivalent ounces sold	10,053	25,826	35,879	20,040	21,788	41,828
Average realized price per gold ounce sold	$1,335	$1,323	$1,328	$1,123	$1,076	$1,106
Average realized price per silver ounce sold	$19.25	$20.13	$20.13	$15.17	$14.05	$14.05
Average realized price per gold equivalent ounce sold	$1,335	$1,416	$1,393	$1,123	$1,065	$1,093

	Nine months ended September 30,
	2016			2015
	(in thousands, except ounces and per ounce)
	El Gallo 1	MSC		El Gallo 1	MSC
	Mine	(49% interest)	Total	Mine	(49% interest)	Total
Gold sales	$48,949	$46,526	$95,475	$61,030	$36,715	$97,745
Silver sales	277	47,055	47,332	515	35,740	36,255
Gold and silver sales	$49,226	$93,581	$142,807	$61,545	$72,455	$134,000
Gold ounces sold	39,526	36,150	75,676	52,015	32,155	84,170
Silver ounces sold	16,600	2,619,993	2,636,593	31,446	2,320,277	2,351,723
Gold equivalent ounces sold	39,747	71,083	110,830	52,434	63,092	115,526
Average realized price per gold ounce sold	$1,238	$1,287	$1,262	$1,173	$1,142	$1,161
Average realized price per silver ounce sold	$16.69	$17.96	$17.95	$16.38	$15.40	$15.42
Average realized price per gold equivalent ounce sold	$1,238	$1,317	$1,289	$1,174	$1,148	$1,160

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

Consolidated gold equivalent ounces sold

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gold equivalent ounces sold at El Gallo 1 Mine	10,053	20,040	39,747	52,434
McEwen’s share of MSC gold equivalent ounces sold	25,826	21,788	71,083	63,092
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	35,879	41,828	110,830	115,526
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

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

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventories with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	September 30,
	2016	2015
	(in thousands)
Cash	$38,812	$30,902
Investments	7,056	855
Precious Metals(1)	16,613	4,414
Total cash, investments and precious metals	$62,481	$36,171

(1)	Precious Metals is calculated using the number of ounces held in inventory at the end of the period, and valued at the London PM Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	September 30,
	2016	2015
	(in thousands, except ounces and per ounce)
Precious Metals (note 3)	$4,975	$1,585
Number of ounces of doré in inventory	12,557	3,962
London PM Fix, per ounce	1,323	1,114
Precious Metals valued at market value	$16,613	$4,414

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of September 30, 2016, no liability has been recognized for our surety bonds of $4.8 million.

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

Included amongst the forward-looking statements and information provided on this document is production guidance. On an annual basis, we develop a consolidated budget, based on standalone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

•	Gold and Silver price forecasts;
•	Average gold and silver grade mined, using the resource model;
•	Average grade processed by the crushing facility (El Gallo 1 Mine) or milling facility (San Jose Mine);
•	Expected tonnes moved and strip ratios;
•	Available stockpile material (grades, tonnes, and accessibility);
•	Estimates of in process inventory (either on the leach pad or plant for the El Gallo 1 Mine, or in the mill facility for the San Jose Mine);
•	Estimated leach recovery rates and leach cycle times (El Gallo 1 Mine);
•	Estimated mill recovery rates (San Jose Mine);
•	Dilution of material processed;
•	Internal and contractor equipment and labor availability; and
•	Seasonal weather patterns, particularly in Mexico.

Actual production results are sensitive to variances in any of the key factors and assumptions noted above. As a result, we frequently evaluate and reconcile actual results to budgeted results to identify if key assumptions and estimates requiring modification.  Any changes will, in turn, influence production guidance.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10%-30% on an annual basis.  In 2014 and 2015 the peso devalued by 28% and 35% respectively. During the nine months ended September 30, 2016, the Argentine peso devalued 19%.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2016, our VAT receivable balance was Mexican peso 63,344,666, equivalent to approximately $3.3 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the nine months ended September 30, 2016, the Mexican peso devalued 11% against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $1.5 million (C$1.9 million) at September 30, 2016, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss). We also hold negligible portions of our cash reserves in Argentine and Mexican peso.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $49.2 million for the nine months ended September 30, 2016 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of September 30, 2016 would have had an impact of approximately $5.0 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2016,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $3.3 million as at September 30, 2016.

In Nevada, we are required to provide security to cover our projected reclamation costs. As at September 30, 2016, we have surety bonds of $4.8 million in place to satisfy bonding requirements for this purpose. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2016, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases made by us during the nine months ended September 30, 2016 of our common stock that is registered pursuant to the Exchange Act.  There have been no other repurchases of our common stock between February 1, 2016 and September 30, 2016:

Purchases of Equity Securities by the Company

The following table provides information regarding repurchases of our common stock that is registered pursuant to the Exchange Act, made by us.  There were no other repurchases of our common stock during February 1, 2016 and June 30, 2016

Issuer Purchases of Equity Securities
Nine months of 2016
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2016 - January 31, 2016	557,991	$1.04	557,991	-

Total	557,991	$1.04	557,991

On October 1, 2015, our Board of Directors authorized and we publicly announced a plan to repurchase up to 15,000,000 shares of our Company’s outstanding common stock (representing approximately 5.4% of the total outstanding common stock as of December 31, 2015), or up to $15.0 million, whichever is less. The repurchase plan expired on September 30, 2016.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the nine months ended September 30, 2016 and 2015, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Unaudited Notes to the Consolidated Financial Statements.

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