Form 10-K
period 2016-12-31
McEwen Mining Inc.
filed 2017-03-01
CIK 314203

so

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $1,150,715,238 based on the closing price of $3.85 per share as reported on the NYSE.  There were 299,569,826 shares of common stock outstanding on February 28, 2017

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

Further, since we have no reserves on some of our properties as defined in Industry Guide 7, we have in the past and will continue to expense substantially all design, construction and development costs with regard to those properties, even though these expenditures are expected to have a future economic benefit in excess of one year. Only certain types of property and equipment which have alternative uses or significant salvage value may be capitalized without proven and probable reserves. We also expense our asset retirement obligations on those properties. Companies that have reserves under Industry Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units‑of‑production basis as reserves are mined. Unlike these other companies, we depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight‑line or Units-of-production method over the estimated life of the mine, as determined by our internal mine plans. As a result of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves.

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

We own 100% of the El Gallo 1 mine in the state of Sinaloa, Mexico and a 49% interest in Minera Santa Cruz S.A. (“MSC”), the owner and operator of the producing San José mine in the province of Santa Cruz, Argentina, which is controlled by the majority owner of the joint venture, Hochschild Mining plc (“Hochschild”). In addition to our operating properties, we also hold interests in advanced stage and exploration stage properties and projects in Argentina, Mexico and the United States, including the Gold Bar (“Gold Bar”) and Los Azules (“Los Azules”) projects.

Our objective is to increase the value of our shares through the exploration and extraction of gold, silver and other valuable minerals. Other than the San José mine in Argentina, we generally conduct our exploration activities as the sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We hold our mineral interests and property and operate our business through various subsidiary companies, and except for MSC, each of which is owned entirely, directly, or indirectly, by us.

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in San Juan, Argentina; Guamuchil, Mexico and Elko, Nevada (U.S.). Our website is www.mcewenmining.com. We make available our periodic reports and news releases and certain of our corporate governance documents, including our Code of Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX”.

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

Segment Information

Our operating segments include Mexico, MSC, Nevada, and Los Azules. Financial information for each of our reportable segments can be found under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 16. Our sales and long-lived assets, based on the location from which they originate, are geographically distributed as follows:

	Sales			Long‑Lived Assets
	2016	2015	2014	2016	2015	2014
Mexico	100%	100%	100%	7%	6%	2%
Argentina	—%	—%	—%	84%	85%	82%
United States	—%	—%	—%	9%	9%	16%
Canada	—%	—%	—%	—%	—%	—%

Products

The end product at our gold and silver operations is either in the form of doré or concentrate. Production from the El Gallo 1 mine primarily consists of approximately 98% doré and 2% attributed to slag and fine carbon. Doré is an alloy consisting primarily of gold and silver but also containing other impurity metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and silver is credited to our account with the refinery. Ore concentrate, or simply concentrate, is raw ore that has been ground finely to a powdery product from which gangue (waste) is removed, thus concentrating the metal component. Slag and fine carbon are by-products of the gold production process left over after gold and silver have been separated which are sent to smelters for further recovery of metals. Production from the San José mine generally consists of approximately 48% doré and 52% concentrate.  Concentrates from the San José mine are shipped to third‑party smelters and refineries for further processing to produce useful metals.

During 2016, we reported the following consolidated production attributable to us:

	Gold	Silver	Gold equivalent
Consolidated Production	ounces	ounces	ounces(1)

El Gallo 1 mine	54,928	25,336	55,266
San José mine (on 49% basis)	46,553	3,278,373	90,264
Total Production	101,481	3,303,709	145,530

(1)	Calculated using silver to gold ratio of 75:1

Gold and silver doré produced in Mexico is sold at the prevailing spot market price based on the London P.M. Fix.

Gold and silver doré produced from the San José mine is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or the average of the London A.M. and London P.M fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

During 2016, total gold and silver sales for the El Gallo 1 mine were $60.4 million and for the San José mine were $236.0 million on a 100% basis. However, since we account for the San José mine using the equity method of accounting, we do not include revenue from the San José mine in the Consolidated Statement of Operations and Comprehensive Income (Loss). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments, for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low and average daily London P.M. fix prices per ounce for gold and silver over the past three years and 2017 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average
	(in dollar per ounce)
2014	$1,385	$1,142	$1,266	$22.05	$15.28	$19.08
2015	1,296	1,049	1,160	18.23	13.71	15.68
2016	1,366	1,077	1,251	20.71	13.58	17.14
2017 (through February 27, 2017)	1,257	1,151	1,212	18.34	15.95	17.30

On February 27, 2017 the London P.M. fix for gold was $1,257 per ounce and silver was $18.34 per ounce.

Gold and Silver Processing Methods

Gold and silver are extracted from mineralized material, by either milling or heap leaching, depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not oxidized, the amenability of the material to treatment and related capital and operating costs.

At the El Gallo 1 mine, mineralized material is processed using heap leaching methods. Heap leaching consists of stacking crushed, oxidized material on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to leach the gold and silver. The gold and silver‑bearing solution is then collected and pumped to an Adsorption – Desorption ‑ Recovery (“ADR”) processing plant consisting of carbon columns, stripping circuits and a precious metal refinery to process gold and silver into doré bars. Doré bars are then shipped from the mine to a third party refiner to obtain bullion.

The processing plant at the San José mine is composed of conventional crushing, grinding and flotation circuits. Approximately half of the silver‑gold flotation concentrate is subsequently processed in an intensive cyanide leaching circuit with the dissolved gold and silver recovered by electrowinning of a clarified solution followed by smelting to produce doré. The doré is then sent to refiners to obtain bullion. The balance of the flotation concentrate is filtered and shipped to a smelter for further processing.

Hedging Activities

Our strategy is to provide shareholders with exposure to gold and silver prices by selling our gold and silver ounces at spot market prices and consequently, we do not hedge our gold or silver sales. We may, however, from time to time, manage certain risks associated with fluctuations in foreign currencies using the derivatives market.

Gold and Silver Reserves

There are no Proven and Probable reserves within the meaning of SEC Industry Guide 7 at the El Gallo 1 mine or any of our other properties, except for the San José mine. The portion of Proven and Probable gold and silver Reserves attributable to McEwen Mining from our 49% equity interest in the San José mine, as of December 31, 2016, is presented in Item 2. Properties—San José mine, Argentina, on page 26.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration and production industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim‑staking, lease, or acquisition in Mexico, Argentina, or the United States, and other areas where we may conduct our mining or exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

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

Acquisition of Lexam VG Gold Inc.

On February 13, 2017, we entered into an Arrangement Agreement with Lexam VG Gold Inc., a corporation existing under the laws of the Province of Ontario, Canada (“Lexam”), pursuant to which we expect to acquire all of the issued and outstanding common shares of Lexam (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement and is subject to approval by the Ontario Superior Court of Justice (Commercial List). The effect of the Arrangement will result in Lexam becoming a wholly-owned subsidiary of the Company.

Pursuant to, and subject to the terms and conditions of, the Arrangement Agreement and the plan of arrangement, we expect to acquire all of the issued and outstanding shares of Lexam (the “Lexam Shares”) in exchange for shares of our common stock at a ratio of 0.056 of a share of our common stock for each Lexam Share. If consummated, we expect to issue approximately 12,689,709 shares of common stock, or approximately 4% of the total number of our shares, to Lexam shareholders. In addition, all issued and outstanding options to acquire Lexam Shares will be converted into options to purchase shares of our common stock at a ratio of 0.056 of a share of our common stock for each Lexam Share underlying each such Lexam option. The exchange ratio of 0.056 will not be adjusted for any subsequent changes in market prices of the Lexam Shares or our common stock prior to the closing of the Arrangement.

Consummation of the Arrangement is subject to various conditions, including, among others: (i) the approval of Lexam’s shareholders of the Arrangement and any other necessary actions related thereto; (ii) approval of the Court; (iii) approval of the listing of the shares of our common stock issuable to holders of Lexam Shares on the NYSE and the TSX; (iv)

holders of not more than five percent of the issued and outstanding Lexam Shares exercising rights of dissent in respect of the Arrangement; (v) the accuracy of each party’s representations and warranties (subject to certain materiality qualifiers); and (vi) the absence of a material adverse effect in respect of each party.

The Arrangement Agreement includes customary representations, warranties, and covenants by the parties, including, among others, a covenant of Lexam not to solicit competing or alternative transactions, subject to certain exceptions to permit Lexam’s Board of Directors to comply with its fiduciary duties, including the right of Lexam to enter into a “Superior Proposal” (as defined in the Arrangement Agreement).

The Arrangement agreement also includes customary deal protection and non-solicitation provisions in favour of the Company, including a break fee of $2.1 million payable to the Company in certain circumstances, and fiduciary out provisions for the benefit of Lexam.  Lexam is entitled to a reverse break fee of the same amount payable in certain other circumstances.

In order to comply with NYSE rules, Mr. Robert R. McEwen, our Chairman and Chief Executive Officer, will not be entitled to receive shares of our common stock in exchange for his Lexam Shares in an amount representing more than 1% of the then issued and outstanding shares of the Company without obtaining the prior approval of our shareholders. We will seek such shareholder approval at our 2017 Annual Meeting of Shareholders. If such shareholder approval is not obtained, we will pay for such excess shares in cash.

Closing of the transaction is expected to occur by May 23, 2017.

General Government Regulations

In Mexico, Argentina, Canada and the United States, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include:

•	mineral concession rights;
•	surface rights;
•	water rights;
•	mining royalties;
•	environmental laws;
•	mining permits; and
•	land ownership and mining rights (specific to the United States)

We believe that all of our properties are operated in compliance with all applicable governmental laws and regulations.

Customers

Production from our El Gallo 1 mine is either sold as refined metal on the spot market, or doré under the terms set out in a doré purchase agreement between us and the Bank of Nova Scotia (“Scotia”), a Canadian financial institution.  Under the terms of that agreement, dated July 2012, we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo 1 mine prior to the completion of refining by the third party refiner, which normally takes approximately 15 business days.  During the year ended December 31, 2016, 98% of our El Gallo 1 mine sales were to Scotia, of which only 6% ($3.4 million) were made through this doré purchase agreement. We also have an agreement to sell refined metal to a second Canadian financial institution.

During the year ended December 31, 2016, 79% of total sales from the San José mine were made to Republic Metals Corporation, Argo-Heraeus and LS Nikko Copper Inc. Republic Metals, a Florida corporation, is a purchaser of doré and accounted for 23% of total sales. Argo-Heraeus, a Swiss company, is a purchaser of doré, which accounted for 26% of total sales. LS Nikko Copper Inc., a South Korean company, is a purchaser of concentrate, which accounted for 30% of total sales. MSC has sales agreement with each of these purchasers.

In the event that our relationship with Scotia or MSC’s relationship with Republic Metals, Argo-Heraeus or LS Nikko Copper Inc. were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products, however any interruption would temporarily disrupt the sale of our products and adversely affect our operating results.

Employees

As of December 31, 2016, we had 293 employees including 256 employees based in Mexico, 6 in Argentina, 10 in the United States, and 21 in Canada. All of our employees based in Canada work in an executive, technical or administrative position, while our employees in Mexico, Argentina and the United States also include laborers, craftsmen, mining, geology and permitting specialists, and information technologists, and various other support roles.

Some of our employees in Mexico are covered by union labor contracts and we believe we have good relations with our employees and their unions. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines.  As of December 31, 2016, MSC had 1,172 employees at the San José mine, in Argentina.

ITEM 1A.  RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward‑looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Company

We have incurred substantial losses since our inception in 1979 and only became profitable in 2016.

Our first year of profitability, on an annual basis, was 2016. As of December 31, 2016, our accumulated deficit, which includes non‑cash impairment charges, was $919.0 million. In the future, our ability to remain profitable will depend on the profitability of the El Gallo 1 and San José mines, our ability to bring the Gold Bar and El Gallo 2 projects into production and generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties, including the Los Azules copper project. In order to continue to be profitable, we seek to identify additional mineralization that can be extracted economically at our operating, advanced-stage and exploration properties. For our non‑operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. As a result, we may suffer significant additional losses in the future and may not continue to be profitable.

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

Substantial expenditures are required to establish Reserves through drilling and the required additional studies and there is no assurance that Reserves will be established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade, metallurgical recoveries and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable Reserves in sufficient quantities to justify commercial operations, our investment in that property may be lost, and the market value of our securities may suffer.

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

There are significant risks and uncertainties associated with construction, commencing or expanding production or changing production plans without a current feasibility, pre‑feasibility or scoping study. As such, the El Gallo 2 and Gold Bar properties may ultimately be determined to lack one or more geological, engineering, legal, operating, economic, social, environmental, and other relevant factors reasonably required to serve as the basis for a final decision to successfully complete all or part of these projects.

Fluctuating precious metals and copper prices have and could continue to negatively impact our business.

The profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold, silver and copper. The price of gold, silver and copper may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly, including a significant downward trend that continued through 2015, with a moderate increase in 2016, and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, global or regional political, economic or banking crises, and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event mineral prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows. Our results of operations have been and could continue to be materially and adversely affected by the impairment of assets. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties.

The volatility in gold, silver and copper prices is illustrated by the following table, which sets forth, for the periods indicated, the average market prices in U.S. dollars per ounce of gold and silver, based on the average daily London P.M. fix, and per pound of copper based on the London Metal Exchange Grade A copper settlement price.

Metal	2012	2013	2014	2015	2016
Gold	$1,669	$1,411	$1,288	$1,160	$1,251
Silver	51.15	23.79	19.95	15.68	17.14
Copper	3.61	3.32	3.14	2.45	2.21

As at February 27, 2017, gold, silver and copper prices were $1,257 per ounce, $18.34 per ounce, and $2.69 per pound, respectively.

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

With respect to our San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina. For instance, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014 after failing to reach an agreement with certain of its bondholders. In 2008, the Argentine government also reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company. In 2013, Argentina’s federal Income Tax Statute was amended to include a 10% income tax withholding on dividend distributions by Argentine corporations, and the capital gains exception for non‑resident taxpayers was repealed. In 2015, Argentina’s federal government removed export taxes for dore and concentrate products while the local authorities in the province of Santa Cruz subsituted provincial reserve tax by a lower provincial Corporate Social Responsibility (“CSR”) payment and introduced a Patagonic export credit. In 2016, the Patagonic export credit was discontinued.

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

In Mexico, in October 2013, the Mexican lower house passed a bill proposing a tax‑deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for precious metals mining companies. In addition, the long term corporate tax rate remained at 30% rather than being reduced to 28% as originally proposed. The Mexican Senate approved the provisions of the Tax Reform on October 31, 2013. The effective date of the law was effective January 1, 2014.

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

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti‑bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti‑bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage, and often carry substantial penalties. There can be no assurance that our internal control policies and procedures always will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common stock to decline.

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

Our estimated timetables to achieve production for the Gold Bar and El Gallo 2 properties may not be accurate.

Based on estimates by state and federal agencies and included in a feasibility study completed in 2015, we expect to begin operation of our Gold Bar project in 2018.  However, there is no certainty that the economics estimated in the feasibility study will be realized or that we will be able to begin production within the timelines estimated, if at all.

In regard to El Gallo 2, the final decision to proceed with the construction of our El Gallo 2 project has not been made. The Company plans to continue reviewing cost savings studies. Furthermore, any decision to proceed would be based on silver prices and securing financing on terms that we believe are more favorable to us than those that were available to us at the time of filing this report.

Further, we may also be unable to obtain the necessary permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties. These and other factors may cause us to delay production at Gold Bar and El Gallo 2 properties beyond our current expectations, or cancel our plans entirely.

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

We may be subject to the exclusive jurisdiction of foreign courts which may result in uncertain interpretations and application of laws and regulations in Argentina and Mexico, which could increase the risks of our operations.

If a dispute arises in connection with our operations in Argentina or Mexico, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada.  The courts in Argentina and Mexico operate under the civil law system, rather than the common law system of the United States.  The application of this different system of law and its processes and rules, including rights of appeal, could result in adverse outcomes to us, should we be required to bring an action to enforce our rights in these jurisdictions.  Such outcomes, in turn, could have an adverse effect on our future cash flows, earnings, results or operations and financial condition.  Further, any dispute with governmental authorities may also adversely affect our relationship with the applicable government, which could impact the development and operation of our current and future projects in Argentina and Mexico.

Enforcement of laws in Argentina and Mexico may depend on and be subject to the interpretation placed upon such laws by the relevant local authority and such authority may adopt a legal interpretation which could differ from advice given to us by local lawyers or even previously, by the relevant local authority itself.

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

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Tonkin Complex. On February 10, 2014 we submitted to the BLM an amendment to the original Plan of operations for the Tonkin Complex tha incorporated the final plan for permanent closure, which was approved by the BLM on September 21, 2015, including our $3.6 million estimate of anticipated reclamation requirements, for which a financial guarantee has been put in place. In regards to the El Gallo 1 mine and El Gallo 2 project, we have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability based on the estimated amount of our reclamation obligations. There is a risk that any surety bond or recorded liability, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. Further, it is possible that the BLM may request that the Company provides additional long term financing supported by a long-term trust for an amount that cannot be determined at this point. There is a risk that we will be unable to fund any additional bonding requirements, that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

We are currently working towards the development of Gold Bar project in Nevada and El Gallo 2 in Mexico. If we are unable to successfully finance and place these projects into production, our stock price may suffer and you may lose some or all of your investment. Our ability to manage the anticipated growth that we expect will accompany placing one or more of those properties into production will require us to improve and expand our management and our operational systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

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

These prospects, if successfully acquired, could expose us to additional or new risks, particularly those relating to finance, capital, politics, geology and operations.  The acquisition process results in risks such as: increased costs for failed and successful acquisitions, the potential disruption of our business, due diligence risk, less than maximally efficient integration of assets and human capital into our business and potential unknown liabilities, like environmental liabilities associated with acquired businesses, assets and personnel.  We may also require additional capital to acquire a potential target or continue to operate our business after such acquisition.  We may also acquire businesses or assets in jurisdictions in which we do not currently operate, and which may have different risks and risk profile than those related to the jurisdictions in which we now operate.  Should we be required to incur debt as a result of an acquisition, we may be exposed to the risk of leverage and additional equity issued in connection with an acquisition may cause existing shareholders to face dilution.

There can be no assurance that we will be able to conclude any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations, design and effectiveness of controls, and financial position.

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

As of December 31, 2016, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Our company is dependent on key management, namely our Chairman and Chief Executive Officer; our President and Chief Operating Officer; our Senior Vice President and Chief Financial Officer; our Managing Director; our Senior Vice President Projects; our Vice President, Projects; our Vice President, Finance and our General Counsel. Robert R. McEwen (Mr. McEwen), our Chairman and Chief Executive Officer, is responsible for the strategic direction and the oversight of our business. Xavier Ochoa, our President and Chief Operating Officer, Nathan Stubina, our Managing Director; Donald Brown, our Senior Vice President, Projects; and Simon Quick, our Vice President, Projects oversee project development in Mexico, Nevada and Argentina. Carmen Diges, our General Counsel, Andrew Elinesky, our Senior Vice President and Chief Financial Officer, and Andrew Iaboni, our Vice President, Finance are responsible for our public reporting and administrative functions. We rely heavily on these individuals for the conduct of our business. The loss of any of these officers may significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual to replace the departed officer. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer, where the Company is the beneficiary.

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

As of March 1, 2017, Mr. McEwen beneficially owned approximately 25% of our outstanding shares, or 75.8 million of the 299.6 million shares of McEwen Mining common stock. Another entity beneficially owns 14.6% of our outstanding common stock.  Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen and/or the other beneficial owner will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

During the 2016 calendar year, the price of our stock has ranged from a low of $0.96 to a high of $4.92. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. Adverse price fluctuations may lead to threatened or actual delisting of our common stock from the NYSE. As a result, you may be unable to resell your shares at a desired price.

There is no guarantee that the Company will continue to declare returns of capital.

On June 18, 2015, the Board of Directors declared an annual return of capital of $0.01 per share of common stock, payable semi-annually.  The most recent return of capital installment of $0.005 was paid on February 14, 2017. Any determination to continue this return of capital on our common stock will be based primarily upon our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, and our Board of Directors’ determination that the return of capital is in the best interest of our stockholders and in compliance with all laws and agreements applicable to the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We classify our mineral properties into the reportable segments consistent with the manner in which they are disclosed in Item 8. Financial Statements and Supplemental Data, Note 16 Operating Segment Reporting and subsequently classify them within each segment by their respective stage of development: “Production Properties”, “Advanced-Stage Properties” and “Exploration Properties”.  Advanced-stage properties consist of properties for which a feasibility study has been completed indicating the presence of mineralized material, and for which we have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “Production Properties” or “Advanced-stage Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

Our significant production, advanced-stage and exploration properties are described below.

Gold Bar
Head Office
El Gallo 2
El Gallo 1 Mine
Los Azules
San José Mine
Legend
Gold Producer
Gold & Silver Producer
Gold Deposit
Silver Deposit
Copper Deposit

SEGMENT:  MEXICO

The following map depicts the location of our major properties included in the Mexico Operations segment, which are El Gallo 1 mine and the El Gallo 2 project described in the sections below:

80000
180000
280000
2900000
2800000
Huatabampo
Los Mochis
Juan Jose Rios
Gabriel Leyva Solano
Guasave
Guamuchil
Mexico District
El Gallo 2 project
El Gallo 1 mine
Navolato
Culiacan Rosales
Lic. Benito Juarez
Costa Rica
N
Kilometers
0
25
50
100
Legend
Cities
Cities
Mexico Projects (points)
Divided Highway
Undivided Highway
Paved Road
Mexico Concessions (CMP)
Mexico Concessions (Agreement)
Mexico States
McEwen Mining
Mexico Properties
UTM NAD 27 Zone 13

The following table summarizes the Mexico land position of our Company as of December 31, 2016:

	Number of		Square
Mexico Mineral Property Interest	Claims	Hectares	Kilometers
El Gallo 1 mine	9	2,097	21
El Gallo 2 project	5	37,220	372
Other Mexico properties	36	136,748	1,368
Total Mexico Properties	50	176,065	1,761

Production Properties

El Gallo 1 mine, Mexico (100% owned)

For detailed information on the El Gallo 1 mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own through our Mexican subsidiary Pangea Resources Inc.. (“Pangea”), 100% of the El Gallo 1 mine. The El Gallo 1 mine refers to the open‑pit mine and heap leach operation formerly known as the Magistral mine. Modern exploration activities at the Magistral mine and surrounding properties started in early 1995 and were carried out by several companies, mainly in the San Rafael and Samaniego Hill deposit areas, as well as Sagrado Corazón-Central-Lupita deposit area. Commercial production was initiated in 2002 by Nevada Pacific Gold Ltd. and the mine produced approximately 70,000 ounces of gold from 2002 to 2005 before it was placed on care and maintenance due to higher than anticipated operating costs and a lack of working capital.  We acquired the property in 2007, refurbished the infrastructure and completed the first gold pour in September 2012, with commercial production commencing on January 1, 2013.  During the year ended December 31, 2016, the El Gallo 1 mine produced a total of 54,928 ounces of gold and 25,336 ounces of silver, and a cumulative total of 193,703 ounces of gold and 106,292 ounces of silver since recommencement of commercial production.

The El Gallo 1 mine consists of 8 square miles (21 square km) of concessions held through 100% ownership by Minera Pangea S.A. de C.V. (“Minera Pangea”). Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis, in January and July of each year on a per hectare basis and in accordance with the amounts provided by the Federal Fees Law.

An annual lease agreement for surface access to the El Gallo 1 mine is currently in place between Minera Pangea and certain of our employees who hold the surface rights. These lease agreements provide for access and site preparation to accommodate exploration activities, drilling, mining and production. The employees who hold the surface rights have commenced the required legal process to convert the land into private ownership so it can be transferred to us. Although the agreements cover a large area around the project, there can be no assurances that additional surface rights will not be required.

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

As of the date of filing this report, the El Gallo 1 mine has all of the necessary permits for current operations, of which key permits must be renewed in June 2022. Further permits are or may be required for the satellite deposits included within or near El Gallo 1 mine footprint. Specific permit‑required conditions must be followed during operations including, but not limited to: environmental impact study, land use change, and risk analysis plan.

Location and Access

The El Gallo 1 mine and the surrounding properties are located in the Municipality of Mocorito which is within the State of Sinaloa in northwestern Mexico. It is situated approximately 60 miles (100 kilometers) by air northwest of the Sinaloa state capital city of Culiacan in the western foothills of the Sierra Madre Occidental mountain range. The concessions are located approximately 2.5 miles (4.0 kilometers) by road from the village of Mocorito, approximately 10 miles (16 kilometers) from the town of Guamúchil. Access is either by paved or well maintained, two‑way, dirt roads.

Geology and Mineralization

Gold mineralization in the El Gallo 1 mine area occurs in six known deposits (Samaniego, San Rafael, San Dimas, Sagrado Corazón, Lupita and Central) along two distinct structural trends, northwest and northeast. A northwest trending structural zone hosts the Samaniego and San Rafael deposits. San Dimas also is hosted by a northwest‑striking structure. The second structural trend is northeast‑striking and includes the Sagrado Corazón, Lupita and Central deposits. Along these structural trends the mineralization is located within numerous sub‑structures that may be parallel, oblique or even perpendicular to the principal trends. Mineralization among the various deposits of the El Gallo 1 mine area is generally similar, with the individual structural zones consisting of quartz stockwork, breccia, and local quartz vein mineralization occurring within propylitically altered andesitic volcanic rocks. The Samaniego, San Rafael, Lupita, Sagrado Corazon, Central and San Dimas deposits are characterized by gold accompanied by iron oxide and variable copper, zinc and lead.

Facilities and Infrastructure

The El Gallo 1 mine property has well‑developed infrastructure including electricity, roads and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, two core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, three stage crushing plant, an ADR process plant and an administrative office. The laboratory is equipped to process all assays (blasthole samples from the mine, core, chips and soil) and incorporates fire assaying and atomic absorption equipment. Also included is a metallurgical lab capable of processing bottle rolls and columns to determine gold and silver recoveries of ores amenable to cyanide leaching.

In 2016, we undertook the expansion of the heap leach pad in anticipation of the heap leach reaching its maximum capacity. The leach pad extension was commissioned late in the second quarter of 2016.

There is also access to a local work force that is familiar with mining operations. Mining operations and site security are performed by contractors and the Company has its own workforce in the administrative and processing areas.

The primary water supply for the El Gallo 1 mine comes from two currently operating water wells located 0.9 miles (1.5 km) from the process facility. Wells are powered by a generator that pumps water into a raw water pond, which is then used for operations. The wells combined with local annual precipitation of approximately 32 inches (~830 mm) provide sufficient supply for the El Gallo 1 mine production.

No Proven or Probable Reserves

We have not yet demonstrated the existence of Proven or Probable Reserves at the El Gallo 1 mine as defined by SEC Industry Guide 7.

Royalties

Coeur Mining Inc. a NYSE listed company, held a sliding scale net smelter return royalty (“NSR”) on gold or gold equivalent material recovered from the El Gallo 1 mine and the El Gallo 2 project. In the second quarter of 2016, we bought back the royalty at a cost of $6.3 million which eliminated the royalty payments. The remaining royalties are limited to a 2% NSR on gold or gold equivalent material recovered from the San Dimas deposit.

Advanced-stage Properties

El Gallo 2 Project, Mexico (100% owned)

Overview and History

The El Gallo 2 project is an advanced-stage project. It is also 100% owned by our subsidiary Minera Pangea and is subject to the environmental permitting requirements applicable to the State of Sinaloa previously described.

A feasibility study (‘‘FS’’) was completed on the El Gallo 2 project in September 2012. As a result of changes in commodity prices since the publication of the FS, we are of the view that there is no current feasibility study in respect of the El Gallo 2 project. We believe that the figures set out in the FS are historical in nature and should not be relied on.  A final decision to proceed with the construction of El Gallo 2 has not been made and alternatives to reduce capital and operating costs continue to be examined by the Company. Any decision to proceed would be based on improved silver price expectations, improved project economics, and securing financing on terms that are more favorable than those that were available to the Company at the time of completing the FS. During 2016, we performed further studies on the feasibility and development of the El Gallo 2 project.  However, as of December 31, 2016, no study has been completed.

Access and Location

The El Gallo 2 project is located in the Municipality of Mocorito which is within the State of Sinaloa in northwestern Mexico, 3.0 miles (4.8 km) northwest of our El Gallo 1 mine.

Geology and Mineralization

At the El Gallo 2 project, the mineralization is characterized by siliceous breccia zones and quartz stockwork zones within the predominantly andesitic rock package. These zones often occur at lithologic contacts, particularly contacts of Tertiary porphyry intrusions. Multi‑lithologic breccias zones are often adjacent to these contacts and these breccias are locally mineralized. Mineral zones commonly have gently‑dipping tabular geometry. Often, these zones reflect control by sill contacts of the Tertiary intrusives.

Facilities and Infrastructure

The water supply for the El Gallo 2 project is expected to come from three locally drilled water wells. Required water yields were confirmed through several long‑term pumping tests during the 2013 hydraulic aquifer investigation.

Exploration

The initial deposit at the El Gallo 2 project was initially discovered in 2008. Prior to the discovery, there was no recorded history of exploration having occurred at the El Gallo 2 project. The first core drilling at the El Gallo 2 project commenced in January 2009 and lasted until September 2011. No significant drilling was completed between 2012 and 2016. We have allocated a portion of our 2017 budget to greenfield and brownfield exploration with the focus on mapping, geophysics and geochemistry work in potentially prospective areas including the corridor between El Gallo 1 mine and the El Gallo 2 project.

No Proven or Probable Reserves

We have not yet demonstrated the existence of proven or probable reserves at the El Gallo 2 project as defined by SEC Industry Guide 7.

Exploration Properties

Our land position related to Exploration Properties in Mexico consists of several claims not associated with a specific project such as Palmarito and Mina Grande among others. The Palmarito silver deposit is a historic silver mine area that had historical production from open pit and underground workings before mining ceased in 1950s.

Since 2008, exploration activities across the license areas have included prospecting, stream sediment, and soil and rock chip geochemistry often leading to more detailed work including large scale mapping, blasthole drilling and ultimately RC and core drilling programs.  This stage gate approach has led to either a steady progression of work in prospective areas or the suspension of work in less favorable areas. The prioritization of targets has continued based on new data and interpretations.

In 2016, we concentrated on some prospective areas in the vicinity of the El Gallo 1 mine; particularly Encuentro South which is located 7 miles (11 km) southwest of the El Gallo 1 mine, where we ran a drill program and identified mineralized material.

We allocated part of its 2017 budget to continue the exploration work, particularly in the area of mapping, as well as geophysics and geochemistry studies with the focus on Encuentro South, Tescalama, Mapiri, Revancha, Mina Grande and Palmarito.

SEGMENT: MINERA SANTA CRUZ (“MSC”)

The following map depicts the location of our major properties included in MSC’s segment which are the San José mine and other concessions located around the mine:

2200000
2300000
2400000
2500000
2600000
2700000
2800000
4800000
4700000
4600000
Lago Buenos Aires
ATLANTIC OCEAN
Deseado Massif
CHILE
48°
66°
Santa Cruz region
52°
70°
Lago Buenos Aires
Los Antiguos
Perito Moreno
San José Mine
C° Negro Mine
Las Heras
Pico Truncado
ARGENTINA
CHILE
Lomada de Leiva Mine
Deseado
Fitz Roy
Jaramillo
ARGENTINA
Lago Ghio
Lago Pueyrredón
Bajo Caracoles
Virginia
Lago Posadas
Lago Salitroso o Sucio
Santa Rita
Hipólito Irigoyen
La Josefina
Tellier
Pto. Deseado
Joaquin
Río Chico
Cap-Oeste Proyect
Pinguino
Tres Cerros
C° Moro
Tamel Aike
Albornoz
C° Vanguardia
Lago Strobel
Mina Marta
El Salado
Magallanes
Gob. Gregores
Manantial Espejo
Lago Cardiel
Lago San Martín
Lago del Desierto
El Chaltén
Lago Argentino
Corpen Aike
Pto. San Julián
Deseado Massif
Provincia de Santa Cruz Argentina
McEwen Mining
Provincia de Santa Cruz - Argentina
Operating Mining
Proyect / Deposit
San José Mine
Road
Town
Deseado Massif
Dic 2015

Production Properties

San José mine, Argentina (49% owned)

For detailed information on the San José mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The San José mine (49% McEwen Mining and 51% Hochschild Mining) is an underground operation located approximately 20 km north of Goldcorp’s Cerro Negro project in the northwest corner of the Deseado Massif region of Province of Santa Cruz in Argentina. The San José mine is operated by Minera Santa Cruz (“MSC”), a subsidiary of Hochschild Mining. The mine is part of a larger property, which covers the total area of approximately 1,132 sq. miles. (2,933 sq. km) and consists of 137 mining concessions (consisting of 69 Minas or approved mining claims; 52 Manifestaciones de Descubrimiento, or claims that are in the application process for mining claim status; and 16 Cateos, or claims that are for exploration only). This includes mineral rights that were transferred to MSC pursuant to two separate vend‑in agreements between MSC, our Company and Hochschild, which were completed in October 2013 and October 2015. Under the agreements, we agreed to contribute to MSC the mining rights to a certain number of our Santa Cruz exploration properties, with Hochschild also contributing to MSC certain of its mineral properties located in the same region.

We acquired our interest in the San José mine in connection with our acquisition of Minera Andes, in January 2012. The property was acquired by Minera Andes in 1997, following the completion of a regional geological study. In March 2001 (and subsequently amended by agreements dated May 14, 2002, August 27, 2002, September 10, 2004, and September 17, 2010), an option and joint venture agreement (“OJVA”) was signed between Minera Andes (49%) and

Hochschild (51%) covering the San José property. Under the terms of the OJVA, a subsidiary of Hochschild acquired a majority interest in the property and title to the San José property and the San José mine is held by MSC, the holding and operating company set up under the terms of the OJVA.  MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations. All of the known mineralized zones, mineral resources and mineral reserves and active mine workings, existing tailing ponds and waste are within MSC’s concessions.

Location and Access

The San José property is located in the District of Perito Moreno, in the province of Santa Cruz, Argentina, lying approximately between latitude 46°41’S and 46°47’S and longitude 70°17’W and 70°00’W. The mine is 1,087 miles (1,750 kilometers) south‑southwest of Buenos Aires and 217 miles (350 kilometers) southwest of the Atlantic port of Comodoro Rivadavia. The principal access route to the San José property is an unsealed dirt road section of 20 miles (32 kilometers) and then tarmac road to the port of Comodoro Rivadavia which has scheduled national air services to Buenos Aires, the capital of Argentina, with international air connections. The nearest town is Perito Moreno, which is approximately 19 miles (30 kilometers) west of the San José property.

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

Geology and Mineralization

The San José property is located in the Deseado Massif which consists of Paleozoic metamorphic basement rocks uncomfortably overlain by Middle to Upper Jurassic bimodal andesitic and rhyolitic volcanics and volcaniclastics. Cretaceous sediments and Tertiary to Quaternary basalts overlie the Jurassic volcanics. The Jurassic Bajo Pobre Formation is the main host of gold and silver vein mineralization at the mine as well as many regional prospects. The Formation also hosts some of the mineralization at Saavedra West Zone. The formation is comprised of a lower andesite volcaniclastic unit and an upper andesite lava flow and has a maximum thickness of 394 ft. (120 m). Mineralization in the San José area occurs as low sulfidation epithermal quartz veins, breccias and stockwork systems accompanying normal‑sinistral faults striking 330° to 340°. The main structural trend of fault and vein systems on the property is west‑northwest to north‑northwest.

Exploration Activities

Minera Andes Inc. staked the San José property in 1997 and the initial exploration work was conducted in the late 1990s. Minera Andes carried out an intensive exploration program from 1997 to 2001, leading to the discovery of the Huevos Verdes and Saavedra West Zones. A feasibility study was completed in October 2005 under the direction of MSC and the decision to proceed to production was made on March 28, 2006. Plant, infrastructure construction and mine development continued from July 2006 to September 2007 and commercial production was declared on January 1, 2008.

From 2009 to 2012, drilling focused on extending certain veins in order to identify new areas of mineralization and extensions as well as increasing resources in the existing veins through continuous infill drilling. After substantial new resources were added during 2012, the exploration focus for 2013 shifted to geological mapping of the southwest sector of the property with the objective of defining new exploration targets leading to the discovery of new veins. In 2014, geological mapping of the San José mining property continued, covering an area of approximately 50,000 hectares. During 2015 the exploration work focused on the reinterpretation of the mapped areas based on information obtained during 2014 and based on historical geophysical data. In 2016, approximately 5,200 meters were drilled in the Colorado Grande and Aguas Vivas zones and further drilling is expected in these zones in 2017.

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

The San José mine is a ramp access underground mining operation. The deposit veins are accessed from three main portals: the Tehuelche Portal, the Kospi Portal and the Güer Aike Portal. The main ramps are located about 164 ft. (50 m) from the vein, depending on the dip of the ore. Cross‑cuts to the ramp are centrally positioned on the vein and usually have an ore pass and a waste/backfill pass.

The processing plant at the San José mine is composed of conventional crushing, grinding and flotation circuits. Approximately one‑half of the silver‑gold flotation concentrate is processed in an intensive cyanide leaching circuit with the dissolved gold and silver recovered by electrowinning of a clarified solution followed by smelting to produce doré. The balance of the flotation concentrate is filtered and shipped to a smelter. Flotation and leached tailings are stored in side‑by‑side engineered, zero discharge facilities. A Merrill Crowe circuit recovers small amounts of gold and silver from the electrowinning discharge solution. In 2012, modifications were undertaken to modify the crushing circuit, in order to increase the mill throughput capacity by 10%, from a nominal 1,500 tonnes per day to 1,650 tonnes per day. The modifications were completed in 2013. In 2013, the capacity of the flotation tailing dam was also increased, followed by the construction of a new tailing dam which was completed in the fourth quarter of 2014, and operational in the first quarter 2015.

Reserves

The reserves information for the San José mine as at December 31, 2016, on a 100% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”). In its report dated February 15, 2017, P&E concluded that the reserve estimates for the San José mine prepared by Hochschild provide a reliable estimation of reserves in accordance with the standards of the Joint Ore Reserve Committee of the Australian Institute of Mining and Metallurgy (“JORC”), NI 43‑101, the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) best practices and SEC Industry Guide 7.

The mineral reserves were estimated using metal prices of $1,200 per ounce of gold and $16.5 per ounce of silver with a marginal revenue cut‑off value of $88.60 per tonne. The reserves, as presented, are in‑place and include mining dilution and mining losses, but do not include allowances for mill or smelter recoveries.

The following table describes 100% of proven and probable gold and silver reserves of the San José mine, as of December 31, 2016:

	Tonnes	Silver	Silver ounces	Gold	Gold ounces
Reserve Category	(in thousands)	(grams/tonne)	(in millions)	(grams/tonne)	(in thousands)
Proven	1,163.00	502.00	18.77	7.34	274.45
Probable	654.00	401.00	8.43	6.57	138.14
Proven & Probable	1,817.00	465.00	27.20	7.06	412.60

SEGMENT: LOS AZULES

Exploration Properties

The following map depicts the location of our major exploration properties in Los Azules segment:

2350000
2400000
2450000
2500000
6550000
6500000
6450000
6400000
Los Azules Project
Chonchones Project
La Cerrada Project
Lagañoso Project
Calingasta
Tamberías
Barreal
Ullum
Zonda
Calingasta
25 de Mayo
R. Atuña
R. Cantún Viejo
R. San Juan
R. Calingasta
R. de Los Lagunas
R. Ansilta
R. Blanco
Río de Los Patos
N
0
20
40
Km

1- M.D. Azul Norte
2- M.D. Azul 3
3- M.D. Azul 4
4- M.D. Escorpio I
5- M.D. Escorpio III
6- Cateo 1124.0277-A-07
6a- M.D. Cecilia
7- M.D. Totora
8- M.D. Mercedes
9- M.D. Azul 5
10- M.D. Escorpio II
11- M.D. Totora II
12- M.D. Mirta
13- M.D. Sofia
14- M.D. Marcela
15- M.D. Azul 2
16- M.D. Azul 1
17- M.D. Azul Este
18- M.D. Agostina
19- M.D. Gina
20- M.D. Rosario
21- M.D. Escorpio IV
21a- M.D. Nevada
22- M.D. Nevada 2
23- M.D. Diego 1
24- M.D. Diego 2
25- Cateo 545.949-N-94
26- M.D. Chiflones 1
27- M.D. Chiflones 2
29- M.D. Julia 4
30- M.D. Julia 5
31- M.D. Ines 1
32- Cateo 545.995-N-94
32a- M.D. India
33- M.D. Julia 2
34- M.D. Julia 1
35- M.D. Julia 3
36- M.D. Lagañoso 1
37- M.D. Lagañoso 2

Andes Corporación Minera S.A.
McEwen Mining Inc.

Propiedades Mineras
Provincia de San Juan
Argentina

Dibujó: F. Ferraris
Diciembre 2016

The following table summarizes the land position related to Los Azules segment as of December 31, 2016:

	Number of		Square
Argentina Mineral Property Interest	Claims	Hectares	Kilometers
Los Azules project	321	32,723	327
Chonchones project	139	17,264	173
Laganoso project	49	9,800	98
La Cerrada project	128	13,250	132
Other Argentina properties	23	11,261	113
Total Argentina Properties	660	84,298	843

Los Azules Copper Project, Argentina (100% owned)

Overview and History

The Los Azules copper project is a 100% owned advanced‑stage porphyry copper exploration project located in the cordilleran region of San Juan Province, Argentina near the border with Chile. We acquired this property, along with other Argentina exploration properties and our interest in the San José mine, in connection with the acquisition of Minera Andes in January 2012.

In October 2014, we terminated the option held by TNR Gold Corp (“TNR”) to acquire a minority ownership position in Los Azules (the “Back‑In Right Option”). In exchange for the termination of the Back‑In Right Option, we issued 850,000 shares of our common stock to TNR, and granted a 0.4% net smelter royalty on Los Azules. Further, if we sell all of our interest in the project within 36 months of closing the transaction on October 16, 2014, we will grant a bonus payment equal to 1% of the gross proceeds of such transaction to TNR.

Location and Access

The property is located at approximately 31o 13’30” south latitude and 70o 13’50” west longitude and about 4 miles (6 km) east of the Chilean‑Argentine border. We currently hold 321 claims which encompasses 32,723 ha (327 sq. km) that surround a large alteration zone that is approximately 5 miles (8 km) long by 1.2 miles (2 km) wide. It is accessible by unimproved dirt roads except for seasonal closures in winter. The elevation at the site ranges between 11,500 feet to 14,750 feet (3,500 m to 4,500 m) above sea level.

Geology and Mineralization

The deposit is located within a copper porphyry belt that is host to some of the world’s largest copper mines. The upper part of the system consists of a barren leached cap, which is underlain by a high‑grade secondary enrichment blanket. Primary mineralization below the secondary enrichment zone has been intersected in drilling up to a depth of more than 3,280 ft. (1,000 mt.) below surface.

Exploration Activities

Drilling conditions in the area are difficult, especially in highly faulted zones and in areas of unconsolidated surface scree or talus. Due to snow conditions on two mountain passes on the access road to the site, seasonal exploration typically commences in December and extends into late April or early May. Drilling programs have been undertaken at Los Azules between 1998 and 2014 by four different mineral exploration companies: Battle Mountain Gold (now Newmont Mining Inc.), Mount Isa Mines S.A. (now Glencore Plc.), Minera Andes and McEwen Mining. Drilling, including early reverse circulation programs, focused initially on gold exploration and subsequently on diamond drilling for porphyry style copper mineralization. From 1998 until the second quarter of 2013, a total of 195,210 ft. (59,500 m.) were drilled on the property. No significant drilling took place between third quarter of 2013 and fourth quarter of 2016 as we focused on baseline studies regarding flora, fauna, water quality and other environmental compliance matters. However, we allocated a significant portion of our exploration budget to 2016-2017 season to perform additional drilling. As of December 31, 2016, minimal drilling was performed as a drilling campaign was expected to commence in January 2017.

In November 2013, we filed a NI 43‑101 Preliminary Economic Assessment (“PEA”) prepared by Samuel Engineering Inc. In 2016, we engaged Hatch Ltd to perform a case study and provide feedback on the project. As of December 31, 2016, the study was not completed.

Facilities and Infrastructure

There are currently limited facilities or infrastructure located at the project site which mainly includes portable camp structure and drill platforms.

Other Exploration Properties

Our other exploration properties are located in the Province of San Juan. No significant drilling took place during 2016.

SEGMENT: NEVADA

The following map depicts the location of our major properties in Nevada segment, including Gold Bar project and exploration properties which are fully owned by us or subject to joint venture agreements:

450000
500000
550000
600000
650000
4600000
4550000
4500000
4450000
4400000
4350000
Humboldt
Elko
Squaw Creek Project
BMX Project
Battle Mountain
Carlin
Elko
Red Ridge Project
Pershing
Slaven Project
Eureka
Lander
Churchill
Tonkin Project
Gold Bar Project
New Pass Project
Limo Project
Austin
Eureka
White Pine
Ely
McEwen Mining Properties
JV Properties
Operating Mine
Gold Deposit
Town
Interstate
Highway
McEWEN MINING
Nevada Properties
December 2016

The following table summarizes the land position related to our properties in Nevada as of December 31, 2016:

	Number of	Square	Square
Nevada Mineral Property Interest	Claims	Miles	Kilometers
Gold Bar project	1,196	37	97
Tonkin project	1,390	43	113
Limo project	665	21	54
BMX project	573	18	46
Other Nevada properties	1,169	37	95
Total Nevada Properties	4,993	156	405

Advanced-stage Properties

Gold Bar Project, Nevada (100% owned)

Overview and History

The Gold Bar project is a proposed mine project which, if constructed, would consist of a conventional open pit mine with an oxide gold heap leach recovery circuit. The property is located within the Battle Mountain – Eureka – Cortez gold trend in Eureka County, central Nevada, and covers an area of 37 sq. miles (97 sq. km) contained in 1,196 claims. The property was previously mined from 1987 to 1994 by Atlas Precious Metals Inc. The Gold Bar project is currently in the permitting phase which commenced in 2012.

On October 27, 2015 we published a Feasibility Study (“FS”) completed by SRK Consulting with a report date of December 3, 2015 and effective date of September 19, 2015. The FS is available on SEDAR at www.sedar.com under the Company’s profile, and is subject to the assumptions and conditions set forth therein. Although the FS report is compliant with NI 43-101, the reserves do not comply with SEC Industry Guide 7 because the project is not fully permitted. Based on the FS, initial capital expenditures for the project are estimated at $60.4 million including an allocation of $4.8 million for contingencies.

In January 2016, we executed an agreement with NV Gold Corporation, an unaffiliated corporation, to acquire the Afgan- Kobeh project, now known as Gold Bar South, consisting of 122 mining claims located approximately 3 miles (5 km) from the Gold Bar project. The project’s close proximity to the anticipated Gold Bar processing facility and immediate resource expansion targets presents an opportunity to extend Gold Bar’s mine life at a low cost. The latest technical report completed for Afgan-Kobeh project by Mine Development Associates was issued with a report date of June 13, 2011. Although the technical report is compliant with NI 43-101, it does not comply with SEC Industry Guide 7.

Location and Access

The Gold Bar project is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 miles (48 km) northwest of the town of Eureka, Nevada, primarily in Township 22 North, Range 50 East (N39°48’16.5”; W116°21’09.65”).  The project site is accessed by traveling 25 miles (40 km) west on US Highway 50 from Eureka, the nearest town. Travel is then 16 miles (26 km) north on the Three Bars Road, a gravel, all-weather road maintained by Eureka County. The project area is approximately 15 miles (24 km) from the end of Three Bars Road, and is accessed through unimproved dirt roads that are not maintained by the county.

Geology and Mineralization

The project is located in the Battle Mountain‑Eureka mineral belt in a large window of lower‑plate carbonate rocks surrounded by upper‑plate rocks. The lower‑plate carbonates consist of an east‑dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, and Devonian Devils Gate Limestone (from oldest to youngest). Northwest‑trending and northeast‑trending structures cut the area and the project’s mineralization is localized in an apparent northwest‑trending horst of McColley Canyon Formation which is cut by a series of northeast‑trending structures.

Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation where it is adjacent to apparent feeder structures. The area where the project is located has “Carlin‑Type” sediment‑hosted gold mineralization characteristics with typical associated alteration (decalcification, silicification) and trace elements (antimony, arsenic, mercury, and barium). Carlin‑Type deposits are deposits that are restricted to a small part of the North American Cordillera in northern Nevada and northwest Utah.

Three‑dimensional modeling by our geologists has led to the identification of an unconformity (erosional surface) between the basement and gold host rocks at the Gold Bar project. Channels in this unconformity were filled with porous limestone, which then acted as preferred pathways for gold mineralization. Much of the gold mineralization in the area occurs in the porous limestone above these channels.

Facilities and Infrastructure

There are currently no facilities or infrastructure located at the project.

Permitting Activities

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

We submitted our POO permit application in 2013. The POO was determined complete and the BLM has determined that an Environmental Impact Statement (“EIS”) is necessary to fulfill the requirements under the National Environmental Policy Act (“NEPA”). Upon completion of the EIS, the BLM will be able to proceed with the approval determination of the POO. A third‑party consulting firm has been contracted to assist the BLM in the preparation of an EIS for the Gold Bar project. Final permit approval is expected to be obtained by late 2017.

No Proven or Probable Reserves

We have not yet demonstrated the existence of proven or probable reserves at the Gold Bar Complex as defined by SEC Industry Guide 7.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our largest holding within the Battle Mountain‑Eureka Trend in Eureka County, Nevada at approximately 43 sq. miles (113 sq. km). The Tonkin property consists of the Tonkin Springs deposit and a previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bioxidation to treat the problematic sulphide ore. Due to cost escalation and recovery issues associated with the refractory and preg‑robbing carbonaceous mineralogy, the operation was shut down and not restarted. The mine site is currently placed on care-and-maintenance and the Company continues to advance its reclamation program.

The Company continues to perform the evaluation work with respect to the Tonkin Springs deposit. No significant drilling took place in 2016.

Other Exploration Properties

No significant drilling or exploration activities took place in any of these properties during the year 2016. The Company continues to rationalize its mineral property interests in Nevada in an effort to focus its exploration efforts on prospective areas.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. Exchangeable shares of McEwen Mining—Minera Andes Canadian Acquisition Corp. (“Exchange Co.”) traded on the TSX, under the symbol “MAQ” until August 2016, when all the outstanding exchangeable shares were redeemed.

The table below sets forth the high and low sales prices for our common stock on a quarterly basis as reported by the NYSE and TSX from January 1, 2015 to December 31, 2016.

	2016				2015
	NYSE		TSX (C$)		NYSE		TSX (C$)
For the year ended December 31,	High	Low	High	Low	High	Low	High	Low

First Quarter	$2.13	$0.96	$2.84	$1.41	$1.40	$0.90	$1.71	$1.14
Second Quarter	3.85	1.80	4.99	2.36	1.15	0.92	1.38	1.15
Third Quarter	4.92	3.33	6.44	4.38	1.04	0.65	1.36	0.84
Fourth Quarter	3.74	2.51	4.93	3.40	1.18	0.79	1.64	1.05

As of February 28, 2017, there were 299,569,826 shares of our common stock outstanding, which were held by approximately 4,867 stockholders of record. As noted above, the exchangeable shares were fully redeemed in the third quarter of 2016.

Transfer Agent

Computershare Investor Services Inc. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262‑0600. The transfer agent in Canada is Computershare Investor Services at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1‑800‑564‑6253.

Dividend Policy

On June 18, 2015, our Board of Directors and the board of our subsidiary Exchange Co., declared the first dividend, which is defined as a return of capital since we have accumulated losses from operations and cannot distribute from retained earnings. This was the first distribution or return of capital since inception.  The annual return of capital was determined as $0.01 per share of common stock and exchangeable shares, payable semi-annually.  The first semi-annual return of capital installment of $0.005 per share was paid on August 17, 2015, with further distributions following semi-annually as planned. The latest semi-annual return of capital installment of $0.005 per share was paid on February 14, 2017.  Whether future return of capital distributions will be declared depends upon our future growth, earnings and cash needs.

Purchases of Equity Securities by the Company

The repurchase plan under which we were authorized to repurchase a portion of our stock expired on September 30, 2016. We did not make any repurchases in the quarter ended December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Equity Incentive Plan.

		Weighted‑average	Number of securities
	Number of securities to	exercise price per	remaining available for
	be issued upon exercise	share of outstanding	future issuance under equity
Plan Category	of outstanding options	options	compensation plans
Equity compensation plans approved by security holders	4,719,299	$2.41	5,294,563
Equity compensation plans not approved by security holders(1)	2,300	$4.91	—
Total	4,721,599		5,294,563

(1)

In connection with certain acquisitions completed in 2007, we assumed stock options covering 812,918 shares of our common stock. Following certain exercises and expirations of 810,618 options between 2007 and 2016, a total of 2,300 options remained exercisable at December 31, 2016.

The options that we assumed in connection with the 2007 acquisitions were not approved by our security holders. These options were exercisable at price of $4.91 and expired in January 2017. We are not authorized to issue any additional options under any of these plans.

Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended December 31, 2016 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2011 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2011	2012	2013	2014	2015	2016
McEwen Mining (MUX)	$100	$113	$58	$33	$31	$87
NYSE Arca Gold Bugs Index	100	89	40	33	22	37
NYSE Composite Index	100	113	139	145	136	148

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

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except per share amounts)
Operating data
Revenue	$60,388	$72,956	$45,303	$45,982	$5,966
Income (loss) on investment in Minera Santa Cruz S.A.	12,951	2,414	(5,284)	846	20,835
Operating income (loss)(1)	15,347	(49,333)	(410,191)	(200,397)	(91,405)
Other income (expenses)	1,959	4,323	(8,922)	(710)	(2,493)
Net income (loss)(1)	21,055	(20,450)	(311,943)	(147,742)	(66,654)
Basic income (loss) per share	$0.07	$(0.07)	$(1.05)	$(0.50)	$(0.26)
Diluted income (loss) per share	0.07	(0.07)	(1.05)	$(0.50)	$(0.26)

	As at December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance sheet data
Cash and cash equivalents	$37,440	$25,874	$12,380	$24,321	$70,921
Available-for-sale investments	8,543	1,032	1,082	2	3
Gold and silver bullion	—	—	—	—	1,690
IVA taxes receivable	4,304	10,032	11,739	11,591	9,150
Inventories	26,620	14,975	12,404	8,800	7,262
Property and equipment, net	14,252	15,759	17,896	15,143	12,767
Mineral property interests	242,640	237,245	287,812	642,968	767,067
Investment in Minera Santa Cruz S.A.	162,320	167,107	177,018	212,947	273,948
Other assets	2,199	3,061	2,627	7,294	8,129
Total assets	$498,318	$475,085	$522,958	$923,066	$1,150,937
Current liabilities	$20,581	$22,039	$24,082	$11,189	$25,195
Deferred income tax liability	23,665	26,899	51,899	158,855	229,522
Other long‑term liabilities	11,033	7,855	5,763	6,255	6,629
Shareholders’ equity	443,039	418,292	441,214	746,767	889,591
Total liabilities and shareholders’ equity	$498,318	$475,085	$522,958	$923,066	$1,150,937

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion updates our plan of operation as of March 1, 2017 for the foreseeable future. It also discusses our results of operations for three fiscal years ended December 31, 2016, 2015 and 2014 and our financial condition at December 31, 2016 and 2015, with a particular emphasis on the year ended December 31, 2016. With regard to properties or projects that are not in production, we provide some details of our plan of operation.

The discussion also presents certain non‑GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all‑in sustaining costs, all‑in sustaining cost per ounce, average realized price per ounce, and cash, investments and precious metals, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision‑making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non‑GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non‑GAAP Financial Performance Measures” below, on page 52.

The discussion also includes references to “Advanced-stage Properties”, which are defined as properties for which a feasibility study has been completed indicating the presence of mineralized material, and that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “Advanced-stage Properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

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

2016 Operating and Financial Highlights

2016 highlights are included below and discussed further in Results of Consolidated Operations:

•	We reported $60.4 million in gold and silver sales, from the sale of 48,902 gold equivalent ounces by our El Gallo 1 mine.
•

We realized average prices of $1,235 and $16.77 per ounce of gold and silver, respectively, sold by the El Gallo 1 mine, and $1,242 and $17.28 per ounce of gold and silver, respectively, sold by the San José mine.

•

The El Gallo 1 mine reported gold equivalent production of 55,266 ounces, comprised of gold and silver production of 54,928 ounces and 25,336 ounces, respectively.  Production was in line with our upwardly revised 2016 production guidance.

•

The San José mine also met its 2016 production guidance, achieving 184,213 gold equivalent ounces, comprised of 95,006 ounces of gold and 6,690,558 ounces of silver, based on a 100% basis, or 90,264 gold equivalent ounces, represented by 46,553 ounces of gold and 3,278,373 ounces of silver, based on the 49% basis attributable to us.

•

The El Gallo 1 mine reported total cash costs of $524 and all-in sustaining costs of $610 per gold equivalent ounce, which were below revised guidance of $550 and $620 per gold equivalent ounce, respectively.

•	The San José mine reported total cash costs of $760 and all-in sustaining costs of $954 per gold equivalent ounce, which were below guidance of $780 and $990 per gold equivalent ounce, respectively.
•	We reported net income of $21.1 million, or $0.07 per share for the year.
•	Income from our investment in MSC was $13.0 million for the year, and we received $17.7 million in dividends during the year.
•	At year end, we reported $58.8 million in cash, investments and precious metals valued at the London P.M. Fix spot price and no short-term bank indebtedness(1).

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non GAAP Financial Performance Measures” below, on page 52.

Selected Consolidated Financial and Operating Results

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except otherwise stated)
Gold and silver sales	$11,162	$11,411	$60,388	$72,956	$45,303
(Loss) income on investment in MSC, net of amortization	$(838)	$6,378	$12,951	$2,414	$(5,284)
Net (loss) income	$(4,491)	$(14,988)	$21,055	$(20,450)	$(311,943)
Net (loss) income per common share	$(0.01)	$(0.05)	$0.07	$(0.07)	$(1.05)
Consolidated gold ounces(1):
Produced	20.3	25.5	101.5	110.3	84.4
Sold	21.9	21.6	97.6	105.7	80.3
Consolidated silver ounces(1):
Produced	839	982	3,304	3,316	3,196
Sold	851	791	3,487	3,142	3,114
Consolidated gold equivalent ounces(1)(2):
Produced	31.5	38.5	145.5	154.5	137.6
Sold	33.2	32.1	144.0	147.6	132.2
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1	60 : 1

(1)	Includes attributable production from our 49% owned San José mine.
(2)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2016 and 2015 was 75:1; the ratio for 2014 was 60:1.

Consolidated Financial Performance

For the year ended December 31, 2016 we recorded net income of $21.1 million, or $0.07 per share, compared to a net loss of $20.5 million, or $0.07 per share, in 2015, as a result of the strong performance achieved by both the El Gallo 1 and the San José mines in 2016.

Despite a 22% decrease in the number of gold equivalent ounces sold by the El Gallo 1 mine, our Mexican operation contributed $60.4 million in revenues.  In addition, San José delivered strong results from which we recognized income of $13.0 million from our attributable investment in MSC, which coupled with the absence of impairment charges recorded in the year, contributed to the net income reported in 2016.  Furthermore, MSC paid dividends of $17.7 million attributable to us during 2016.

As a result, we also improved our cash position by 45% with cash and cash equivalents increasing from $25.9 million in 2015 to $37.4 million in 2016.

Results of Consolidated Operations

Year ended December 31, 2016 compared to 2015

Revenue.  Gold and silver sales for the year ended December 31, 2016 decreased by $12.6 million, or 17%, to $60.4 million from $73.0 million in 2015 due to a 22% decrease in gold equivalent ounces sold during the year at our El Gallo 1 mine, partially offset by a 6% and 4% increase in the average realized prices of gold and silver, respectively, during the year.

Production costs applicable to sales.  Production costs applicable to sales at the El Gallo 1 mine decreased by $6.5 million, or 19%, to $28.1 million in the year ended December 31, 2016, compared to $34.6 million in 2015, in line with the 22% decrease in gold equivalent ounces sold mentioned above.

Operating Income (Expenses)

Mine development costs, which relate to engineering and development expenditures incurred at our advanced-stage properties, increased to $3.9 million in 2016 from $1.2 million in 2015, and was comprised of $2.7 million at Gold Bar project, in Nevada, and $1.2 million at the El Gallo 2 project, in Mexico. Please refer to the Advanced-stage properties section for a complete discussion on these costs.

Exploration costs in 2016 decreased by $0.8 million or 10% to $8.0 million in 2016 from $8.8 million in 2015.  During 2016, we spent $4.1 million in explorations at our Mexican properties, $2.0 million in Nevada, $1.6 million at Los Azules, and $0.2 million in corporate exploration charges.  For a complete discussion on exploration costs, please refer to the Exploration properties section below.

Property holding costs decreased by $0.8 million or 19% year-over-year as a result of the reduced number of claims held in 2016, compared to 2015, coupled with the decline in the Mexican peso.

General and administrative expenses increased by 6% in 2016, to $12.7 million from $12.0 million in 2015, as a result of changes to senior management, partly offset by the devaluation of the Canadian dollar, Mexican peso and Argentine peso against the U.S. dollar during 2016.

Income from our investment in MSC increased by $10.5 million, from $2.4 million in 2015 to $13.0 million 2016, due to the strong performance of the San José mine in 2016.  Please refer to the section Results of Operations – MSC below, for further details.

No impairment charges were recorded in 2016, compared to impairment charges of $11.8 million related to our investment in MSC, and $50.6 million for mineral property interests and property and equipment, recorded in 2015.

Other income (expenses)

Other income decreased to $2.0 million in 2016 from $4.3 million in 2015, mainly due to the net result of lower interest and other income, foreign exchange gain and the impairment of marketable securities, which were partly offset by the unrealized gain on derivatives reported during the year.  Interest and other income decreased by $1.6 million in 2016 due to an absence of the portion of insurance proceeds related to the theft of gold concentrate stolen from our refinery in Mexico. In addition, foreign exchange gain decreased by $1.3 million mainly as a result of the devaluation of the Mexican peso affecting the VAT receivable balance held in the year.  Finally, we recognized a $1.4 million gain on derivatives from our ownership of certain warrants in a publicly listed entity, acquired in 2016.

Recovery of income taxes

Recovery of income taxes decreased by $20.8 million, from $24.6 million in 2015 to $3.7 million in 2016 as no impairment related tax recoveries were recognized in 2016 compared to 2015.

Year ended December 31, 2015 compared to 2014

Revenue. Gold and silver sales increased by $27.7 million or 61% to $73.0 million in 2015, from $45.3 million in 2014 due to higher number of ounces sold during the year at our El Gallo 1 mine, partially offset by a decrease in the average realized prices of gold and silver during the year.

Production costs applicable to sales.  Although 75% more ounces were sold in 2015 compared to 2014, production costs applicable to sales decreased by $6.0 million, to $34.6 million in 2015 from $40.6 million in 2014.  The decrease was the direct result of higher mineral average grades processed, coupled with lower average strip ratios and haulage costs when compared to 2014.

Operating Income (Expenses)

Mine construction costs decreased to $nil in 2015, from $1.7 million in 2014 as a result of getting the El Gallo 1 mine processing capacity expansion fully operational in the fourth quarter of 2014.

Mine development costs decreased to $1.2 million in 2015, from $1.9 million in 2014, due to a $1.1 million decrease in expenditures incurred at El Gallo 2, partly offset by $0.4 million expenditures at our Gold Bar project, which were incurred during the fourth quarter of 2015, when the positive feasibility study was completed.

Exploration costs in 2015 decreased to $8.8 million, from $11.3 million in 2014, reflecting the continuous reduction in exploration expenditures and drilling activities across most projects, in an effort to conserve capital.

Property holding costs decreased by $2.1 million year-over-year, to $4.3 million in 2015, compared to $6.4 million in 2014, as a result of dropping non-essential claims mainly at our projects in Nevada.

During 2015, we recognized income of $2.4 million from our investment in MSC, net of amortization of fair value increments. This compares to a loss of $5.3 million recognized during 2014. The change in MSC’s operating results during 2015, despite the decrease in revenue and average realized prices of gold and silver, was the result of inflation outpacing the devaluation of the Argentine peso which was offset by MSC’s management efforts to maintain costs and the effect of the fair value increments that resulted in gains on revaluation of the deferred tax liability.

During 2015, we recorded an $11.8 million impairment charge to our investment in MSC, triggered by the significant decline of silver prices in 2015, as well as a decline in the observed market value of comparable transactions in South America, indicating a potential significant decrease in the market price of the exploration properties owned by MSC. In comparison, we recorded a $21.2 million impairment charge on our investment in MSC during the year ended 2014.

Impairment of mineral property interests for 2015 decreased to $50.6 million from $353.7 million in 2014 as the write-downs recorded in 2015 were only $37.2 million for the Nevada properties and $11.4 million for Los Azules, whereas 2014 included a $228.3 million impairment charge to the Los Azules project, $27.0 million impairment of certain exploration properties in Argentina, and $98.4 million impairment of the Nevada properties.

Other income (expenses)

Other income (expense) improved by $13.2 million in 2015, from other expense of $8.9 million in 2014 to other income of $4.3 million in 2015, mainly due to the absence in 2015 of registration taxes related to our Argentinean entities accrued in 2014 in the amount of $6.8 million.  Further, the improvement in other income was also the result of the foreign exchange gain position obtained as a result of the devaluation of the Mexican Peso and Canadian dollar observed during 2015, and the insurance proceeds received from the theft of gold in concentrate stolen from our refinery in Mexico, in April 2015.

Recovery of income taxes

Recovery of income taxes decreased to $24.6 million in 2015, from $107.2 million in 2014 due to $62.7 million lower tax recoveries associated with lower impairments noted above, coupled with $14.2 million lower tax recovery in 2014  resulting from the devaluating Argentine peso on peso-denominated deferred income tax liabilities, and $5.8 million resulting from the tax effect of temporary differences determined in 2014.

Liquidity and Capital Resources

We had working capital of $58.0 million at December 31, 2016, which consisted of $78.6 million of current assets and $20.6 million of current liabilities.  The increase in working capital of $25.6 million from 2015 is attributable to the strong performance delivered by the El Gallo 1 mine, which translated into strong operational cash flows, coupled with higher dividends distributed by MSC for a total of $17.7 million.  Overall, cash increased to $37.4 million in 2016, from $25.9 million in 2015.  We believe that our working capital at year-end 2016 is sufficient to satisfy any obligations due in the next 12 months, and to fund ongoing operations, development and corporate activities over the next 12 months.

If we make a positive production decision to develop either of our advanced-stage properties, Gold Bar or the El Gallo 2, we will need to raise additional capital of approximately $60 million or $150 million, respectively (under existing estimates), given that each property’s estimated capital costs significantly exceed our available working capital. In such case, we would explore several financing methods to complete the required development and construction stages, which may include incurring debt, issuing additional equity, equipment leasing and other forms of financing. Our ability to build either the Gold Bar or the El Gallo 2 projects is dependent on one or several of the alternatives being completed.

Net cash provided by operations was $25.2 million and $15.6 million for 2016 and 2015, respectively, while we used $14.9 million of cash from operations in 2014.  The significant changes from one year to the next are summarized as follows:

•	$17.7 million dividend received from MSC in 2016, compared to $0.5 million in 2015 and $9.5 million in 2014,
•	$9.5 million VAT collected in Mexico in 2016, compared to $6.0 million in 2015, and $5.0 million in 2014, and
•

$59.5 million cash received from gold and silver sales in 2016, compared to $70.2 million in 2015 and $43.8 million in 2014, resulting from the lower number of ounces sold during 2016, mentioned above.

Cash used in investing activities was $10.1 million in 2016, and $1.9 million in 2015, compared to cash provided by investing activities of $1.5 million in 2014, primarily due to the following factors:

•

During 2016, we spent $6.0 million on the acquisition of mineral property interests, primarily to acquire a royalty related to our Mexican mine, in an effort to improve our cash flow for the mine, compared to $nil in each of 2015 and 2014.

•	During 2016, we spent $4.4 million investing in equity securities, compared to $1.1 million and $0.4 million in 2015 and 2014, respectively.
•	During 2016, we collected $1.0 million as reimbursement of the deposit for unutilized equipment, compared to $nil in each of 2015 and 2014.

We used $3.2 million in financing activities in 2016, compared to 2015 and 2014, when our financing activities provided cash of $0.1 million and $2.3 million in 2014, respectively, primarily as a result of:

•	The $3.4 million repayment of the bank credit facility obtained by our Mexican subsidiary in 2016, compared to $1.8 million repaid in 2015, and $nil in 2014.
•	The $3.0 million return of capital to our shareholders in 2016, compared to $1.5 million in 2015, and $nil in 2014.
•	$3.7 million proceeds received from stock options exercised in 2016, compared to $nil in 2015 and $2.3 million in 2014.

Results of Operations—Mexico Segment

The Mexico segment includes: the El Gallo 1 mine, the El Gallo 2 advanced-stage project, and exploration properties naighbourng the El Gallo area.

El Gallo 1 mine

El Gallo 1 mine is a gold operating unit, 100% owned by us.  The mine is located in Sinaloa, Mexico.

Overview

The following table sets out production totals, sales totals, total cash costs, and all‑in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three months ended December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014:

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except otherwise stated)
Tonnes of mineralized material mined	347	256	1,048	1,209	1,271
Average grade gold (gpt)	1.14	3.58	1.32	3.37	1.40
Tonnes of mineralized material processed	320	279	1,108	1,128	1,462
Average grade gold (gpt)	1.46	4.20	2.14	3.41	1.58
Gold ounces:
Produced	7.6	11.0	54.9	63.0	38.2
Sold	9.1	10.2	48.7	62.2	35.6
Silver ounces:
Produced	3.9	4.8	25.3	29.9	25.9
Sold	1.0	4.4	17.6	35.9	19.4
Gold equivalent ounces(1):
Produced	7.7	11.1	55.3	63.4	38.7
Sold	9.2	10.3	48.9	62.7	35.9
Net sales	$11,162	$11,411	$60,388	$72,956	$45,303
Average realized price ($/ounce)(2):
Gold	$1,219	$1,111	$1,235	$1,163	$1,263
Silver	$17.52	$14.40	$16.77	$16.15	$17.87
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1	60 : 1

(1)

Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2016 and 2015 was 75:1, while the ratio for 2014 was 60:1.

(2)

Average realized price is a non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 52 for additional information, including definitions of this term.

Gold and silver production

2016	compared to 2015
•

In 2016, we produced 55,266 gold equivalent ounces, compared to 63,366 gold equivalent ounces in 2015. The decrease in gold and silver production in 2016 was expected, mainly due to a decrease in the grades of mineral mined, as the high-grade Samaniego pit was substantially mined out in early 2016, coupled with lower number of tonnes processed during the year.

•

Average grades of material processed during the year ended December 31, 2016 were 2.14 g/t, compared to 3.41 g/t in 2015, while for the fourth quarter of 2016, grades of material processed averaged 1.46 g/t compared to 4.20 g/t obtained in the same quarter in 2015.

2015 compared to 2014

•	Production increased in 2015 by 64% to 63,366 gold equivalent ounces from 38,643 gold equivalent ounces in 2014 as a result of 116% increase in average grades obtained in 2015 from our Samaniego pit.

Tonnes mined represent tonnes of material extracted, while tonnes processed represent tonnes of material crushed and placed on the leach pads. The difference between tonnes mined of 1,048,483 and tonnes processed of 1,107,573 represent tonnes removed from stockpile inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to December 31, 2016 is estimated at 59% (2015 – 56%).

Gold and silver sales

2016 compared to 2015

•

Revenue from the sale of gold and silver at our El Gallo 1 mine decreased by 17% to $60.4 million in 2016, compared to $73.0 million in 2015, due to a 22% decrease in the number of gold equivalent ounces sold in 2016, offset by a 6% and 4% increase in average realized sale prices of gold and silver, respectively.

•	The average realized price of gold and silver were $1,235 and $16.77 in 2016, compared to $1,163 and $16.15 in 2015, respectively.

2015 compared to 2014

•

During 2015, we sold 62,704 ounces of gold equivalent, for a total of $73.0 million, compared to $45.3 million or 35,923 gold equivalent ounces using the 75:1 silver to gold ratio, or 35,859 gold equivalent ounces using the 60:1 silver to gold ratio, respectively, in 2014.

•

The increase in sales was the net result of 75% more ounces of gold and 85% more ounces of silver sold during 2015, partly offset by a decrease in the average realized price of gold and silver of 8% and 10% respectively.

•	In 2014, the average realized price of gold and silver per ounce were $1,263 and $17.89.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at El Gallo 1 mine:

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except otherwise stated)
Total cash costs(2)	$6,399	$5,090	$25,609	$27,607	$31,418
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$699	$496	$524	$440	$875
All‑in sustaining costs(2)	$7,615	$6,112	$29,818	$36,439	$42,895
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$832	$595	$610	$581	$1,194
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1	60 : 1

(1)

Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2016 and 2015 was 75:1, while the ratio for 2014 was 60:1.

(2)

Total cash cost, and all‑in sustaining costs are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 52 for additional information, including definitions of these terms.

2016 compared to 2015

On a per ounce basis, total cash costs per gold equivalent ounce sold at the El Gallo 1 mine increased to $524 in 2016 from $440 in 2015. The increase was a result of slightly higher number of tonnes processed, from which lower mineral grades were obtained during 2016, that resulted in total cash costs spread over a fewer number of ounces produced and sold. This was partly offset by lower crushing and plant processing expenditures resulting from our efforts to contain costs, coupled with the devaluation of the Mexican peso against the U.S. dollar, when compared to 2015.

On an aggregate basis, total cash costs at the El Gallo 1 mine were $25.6 million in 2016, compared to $27.6 million in 2015, with the decrease mainly driven by the lower number of gold equivalent ounces sold when compared to 2015.

All‑in sustaining cost per gold equivalent ounce in 2016 was $610 compared to $581 per ounce in 2015, or $29.8 million in 2016 and $36.4 million in 2015, on an aggregate basis. The decrease in aggregate all-in sustaining costs was driven by the factors above, coupled with higher capital expenditures of a sustaining nature, including the expansion of our leach pad.

2015 compared to 2014

Total cash costs per gold equivalent ounce for 2015 decreased to $440 per ounce, compared to $875 per ounce in 2014, as a result of an overall reduction in the cost per tonne mined during the year, coupled with higher grades processed that resulted in a greater number of gold equivalent ounces produced and sold.

All‑in sustaining cost per gold equivalent ounce in 2015 decreased by 51% to $581 compared to $1,194 per ounce in 2014. Despite the higher number of gold equivalent ounces sold in 2015, on an aggregate basis all‑in sustaining costs decreased by 15% to $36.4 million in 2015, compared to $42.9 million in 2014.

Advanced-stage Properties - El Gallo 2

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

During 2016 we spent $1.2 million furthering studies on the feasibility and development of the El Gallo 2 project.  These studies are intended to identify opportunities to reduce the initial capital investment required to start the project while minimizing the impact on production. Potential changes include different mill configurations, mine plans, and tailings deposition methods. The $180 million of capital expenditures required in the El Gallo 2 feasibility study, has not been updated to reflect these possible changes.

Our 2017 budget for El Gallo 2 is approximately $6.0 million, including $3.0 million for exploration and $3.0 million for development.

Exploration Activities – Mexico

El Gallo area, Sinaloa, México

Exploration at the El Gallo area takes place with the objective of determining the prospects of the properties that we hold in areas adjacent to the El Gallo 1 mine. In 2016 we our exploration activities included a ground based resistivity survey (“CSAMT”) on survey lines surrounding the main Sinaloa batholith intrusion, from which we identified a number of anomalous areas to follow up on including soil, rock and drill sampling in 2017.

For 2017, we have budgeted a total of $2.0 million for exploration at the El Gallo area.

Results of Operations—MSC Segment

The MSC segment is composed of MSC, the operator of the San José mine, located in Argentina.

MSC (on a 100% basis)

Overview

The following table sets out production totals, sales totals, total cash costs and all‑in sustaining costs (on a co‑product and gold equivalent basis) for the San José mine for the periods presented, on a 100% basis. Also included below are the production figures on a 49% attributable basis. As stated in Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments, we account for investments over which we exert significant influence but not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to our investment in MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP. As such, the summarized financial data presented under this heading is in accordance with U.S. GAAP.

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, unless otherwise indicated)
San José mine—100% basis
Tonnes of ore mined	147	148	533	507	539
Average grade (gpt):
Gold	6.73	7.00	6.72	6.73	6.06
Silver	490	511	512	505	448
Tonnes of ore processed	147	155	536	532	571
Average grade (gpt):
Gold	6.32	6.63	6.28	6.36	5.77
Silver	418	453	444	448	404
Average recovery (%):
Gold	86.9	89.3	87.8	88.8	88.8
Silver	86.3	88.6	87.4	87.5	87.2
Gold ounces:
Produced	25.9	29.4	95.0	96.6	94.0
Sold	26.0	23.2	99.8	88.8	91.0
Silver ounces:
Produced	1,704	1,994	6,691	6,706	6,469
Sold	1,734	1,604	7,081	6,340	6,316
Gold equivalent ounces(1):
Produced	48.7	56.0	184.2	186.0	202.0
Sold	49.1	44.6	194.2	173.3	197.0
Net sales	$53,192	$44,989	$235,961	$186,095	$212,013
Gross average realized price ($/ounce)(2):
Gold	$1,115	$1,060	$1,242	$1,120	$1,236
Silver	$15.19	$14.00	$17.28	$15.05	$17.68
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1	60 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	12.7	14.0	46.6	47.4	46.0
Silver	835	977	3,278	3,286	3,170
Gold equivalent(1)	23.8	27.0	90.3	91.2	99.0

(1)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2016 and 2015 was 75:1, while the ratio for 2014 was 60:1.

(2)

Average realized prices, total cash costs, and all‑in sustaining costs are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 52 for additional information, including definitions of these terms.

Gold and silver production

2016 compared to 2015

•

Gold production in 2016, on a 100% basis, was 95,006 ounces, exceeding the 2016 guidance of 92,000 gold ounces by 3%, as a result of minimum labor stoppages affecting production throughout the year, partly offset by lower average grades.

•	Silver production during 2016, on a 100% basis, was 6,690,558 ounces, in line with production guidance of 6,700,000 ounces set for 2016.
•	Tonnes mined and processed in 2016 increased by 5% and 1% respectively, mainly as a result of minimum stoppages previously mentioned, compared to 18 days of production lost due to stoppages in 2015.

2015 compared to 2014

•	In 2015, gold production, on a 100% basis, increased to 96,638 ounces from 94,161 ounces in 2014 due to rising tonnage and higher average grades.
•

Silver production during 2015 on a 100% basis was 6,705,614 ounces compared to 6,469,022 in 2014. This increase was driven by better than projected silver grades obtained of 448 g/t compared to the 2015 guidance of 414 g/t.

•

Tonnes processed in 2015 decreased by 7% to 532,488 from 571,018 tonnes in 2014, as a result of a longer labor stoppages, which mostly occurred during the first quarter of 2015. Comparatively, labor interruptions at the mine in 2014 totaled eight days, primarily due to employee travel being affected by national strikes throughout Argentina during 2014.

Gold and silver sales

2016 compared to 2015

•

Net sales of gold and silver in 2016 increased by 27% to $236.0 million, from $186.1 million in 2015 as a result of a 12% increase in the number of gold and silver ounces sold, coupled with 11% and 15% higher average realized prices for gold and silver ounces, respectively.

•

Sales volumes in 2016 increased to 99,762 ounces of gold and 7,081,158 ounces of silver, compared to 88,792 ounces of gold and 6,339,684 ounces of silver sold in 2015, as MSC was not affected by shipment delays at year-end 2016 as it was in 2015.

•

The average realized gross sale price, after mark‑to‑market provisional price adjustments, discussed below, were $1,242 and $17.28 per ounce of gold and silver, respectively, resulting in an 11% and 15% increase from $1,120 per ounce of gold and $15.05 per ounce of silver realized in 2015. In comparison, the average London P.M. fix price for gold was $1,251 per ounce of gold and $17.14 per ounce of silver in 2016.

2015 compared to 2014

•	Net sales of gold and silver in 2015 decreased by 12% to $186.1 million, from $213.0 million in 2014 mainly due to a 9% and 15% decrease in the average realized prices of both gold and silver.
•

Sales volumes in 2015 were 88,792 ounces of gold and 6,339,684 ounces of silver, compared to 91,276 ounces of gold and 6,315,799 ounces of silver sold in 2014.  Gold sales were slightly lower in 2015 as a result of strikes that delayed shipments at Puerto Deseado.

•

The average realized gross sale price for gold and silver sold in 2015, after mark‑to‑market provisional price adjustments, were $1,120 and $15.05, respectively, a decrease of 9% and 15% when compared to average realized gross sale prices of $1,236 per ounce of gold and $17.68 per ounce of silver, realized in 2014.  In comparison, the average London P.M. fix price for gold was $1,160 per ounce of gold and $15.70 per ounce of silver in 2015.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are ‘provisionally priced’ where the selling price is subject to final adjustment at the end of a period, normally ranging from 30 to 90 days after the start of the delivery process to the customer, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, which in turn are based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(2)	$35,803	$34,099	$147,478	$149,938	$156,225
All‑in sustaining costs(2)	47,659	43,237	185,324	192,643	213,404

San José mine - 49% basis
Total cash costs(2)	$17,543	$16,709	$72,264	$73,469	$76,550
Total cash costs per ounce sold ($/ounce)(2):
Gold	$723	$764	$751	$871	$874
Silver	$9.81	$10.22	$10.24	$11.45	$12.11
Gold equivalent(1)	$729	$765	$760	$865	$795
All‑in sustaining costs(2)	$23,351	$21,186	$90,809	$94,396	$104,566
All‑in sustaining costs per ounce sold ($/ounce)(2):
Gold	$963	$969	$944	$1,119	$1,193
Silver	$13.05	$12.95	$12.87	$14.72	$16.54
Gold equivalent(1)	$970	$970	$954	$1,111	$1,086
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1	60 : 1

(1)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2016 and 2015 was 75:1, while the ratio for 2014 was 60:1.

(2)

Total cash costs and all‑in sustaining costs are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 52 for additional information, including definitions of these terms.

2016 compared to 2015

On a 100% basis, total cash costs for the San José mine per gold equivalent ounce sold in 2016 decreased by 12% to $760 from $865 in 2015.  On an aggregate basis, total cash costs decreased by 2% to $147.5 million in 2016 from $149.9 million in 2015, despite the higher number of ounces of gold equivalent sold in the year.  The key factors of the decrease were:

•	A decrease equivalent to $9.4 million, in refining, smelting and transportation costs resulting from lower export duties in place in Argentina since November 2015.
•	A $2.6 million increase in commercial discounts given to the refineries, in line with the increase in the number of ounces of gold equivalent sold throughout the year.

All‑in sustaining cost per gold equivalent ounce in 2016 was $954 compared to $1,111 per ounce in 2015.  On a 100% basis, total aggregate all-in sustaining cost per gold equivalent ounce was $185.3 million, compared to $192.6 million in 2015. The decrease was due to lower mine development costs incurred due to the lower number of meters drilled in the year.

Total cash costs and all-in sustaining costs per gold equivalent ounce, using a 75:1 ratio, of $760 and $954, respectively were below MSC’s 2016 production guidance of $780 and $990 per gold equivalent ounce, respectively.

2015 compared to 2014

On a 100% basis, total cash costs for the San José mine per gold equivalent ounce sold in the year 2015 was $865 per ounce compared to $795 per gold equivalent ounce in 2014.  On an aggregate basis, total cash costs decreased to $149.9 million from $156.2 million, from 2015 to 2014, due to the lower sales volume in the year 2015 compared to 2014, as well as higher ending inventory levels due to delay in the shipment of concentrate during December 2015, as a result of a strike at Puerto Deseado.

All‑in sustaining cash costs per gold equivalent ounce sold in 2015 were $1,111 per ounce based on a 75:1 ratio, compared to $1,086 per ounce in 2014 based on a silver to gold ratio of 60:1, or $1,216 based on a 75:1 ratio. On a co‑product basis, all‑in sustaining costs for the year ended December 31, 2015 were $1,119 per ounce of gold, compared to $1,193 per ounce in 2014, and $14.72 per ounce of silver, compared to $16.54 per ounce in 2014.

Investment in MSC (49%)

Our 49% attributable share of operations from our investment in MSC was income of $13.0 million in 2016, compared to income of $2.4 million in 2015. The $13.0 million net income for the year ended December 31, 2016 is net of the amortization of the fair value increments arising from the purchase price allocation recorded as part of the acquisition of Minera Andes of $12.3 million and related deferred income tax recovery of $9.3 million.

Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso‑denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

A summary of the financial results of MSC, including our 49% attributable share of operations from our investment in MSC, for the years ended December 31, 2016, 2015, and 2014, is as follows.

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Minera Santa Cruz S.A. (100% basis)
Net sales	$235,961	$186,095	$213,013
Production costs applicable to sales	(173,679)	(158,615)	(173,274)
Net income (loss)	31,976	(5,835)	(5,300)
Portion attributable to McEwen Mining Inc. (49% basis)
Net income (loss)	$15,961	$(2,859)	$(2,597)
Amortization of fair value increments	(12,274)	(10,669)	(13,190)
Income tax benefit	9,264	15,942	10,503
Income (loss) from investment in MSC, net of amortization	$12,951	$2,414	$(5,284)

During the year ended December 31, 2016, we received $17.7 million in dividends from MSC, compared to $0.5 million in 2015.

Changes in our investment in MSC for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Investment in MSC, beginning balance	$167,107	$177,018
Attributable net income (loss) from MSC	15,961	(2,859)
Amortization of fair value increments	(12,274)	(10,669)
Income tax benefit	9,264	15,942
Dividend distribution received	(17,738)	(548)
Impairment of investment in MSC	—	(11,777)
Investment in MSC, ending balance	$162,320	$167,107

At December 31, 2016, MSC had current assets of $108.9 million, total assets of $468.3 million, current liabilities of $59.5 million and total liabilities of $137.0 million. These balances include the increase in fair value and amortization of the fair value increments arising from the purchase price allocation and are net of the impairment charges. Excluding the fair value increments from the purchase price allocation and impairment charges, MSC had current assets of $107.9 million, total assets of $288.9 million, current liabilities of $63.6 million, and total liabilities of $88.6 million at December 31, 2016.

Results of Operations – Nevada Segment

The Nevada segment is composed of the Gold Bar project, our advanced-stage property located in Nevada, U.S.

Advanced-stage Properties – Gold Bar Project

Gold Bar is located primarily on public lands managed by the Bureau of Land Management (BLM). We have targeted this project for an open pit, heap leach operation allowing for construction to potentially begin in late 2017 and achieve commercial production in late 2018, depending upon the completion of the permitting process.

In line with our annual budget, during 2016 we spent $2.7 million on environmental studies and other requirements to complete our permitting process.

Key developments at Gold Bar continued during the year were:

•

Completion of an updated mine plan leading to operational improvements including accessing mineralized material earlier, mining efficiencies related to bench development, and improved delivery scheduling;

•	Completion of additional metallurgical work confirming previous recovery assumptions; and
•

Awarding M3 Engineering & Technology Corp. (“M3 Engineering”) the detailed design contract for Gold Bar. M3 Engineering is a leading engineering and infrastructure firm based in Arizona, United States.

Results of Operations—Los Azules Segment

The Los Azules segment is composed of the Los Azules project, a copper exploration project located in Argentina.

Los Azules Project

In line with our budget, during 2016 we spent $1.6 million in further baseline environmental and optimization studies, and related activities at Los Azules, since no significant exploration work or drilling program had been planned for the 2015-2016 drilling season.

Commitments and Contingencies

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 31, 2016, and excludes amounts already recorded on the Consolidated Balance Sheet, other than reclamation costs:

	Payments due by period
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations (office rent)	$494	$309	$315	$318	$257	$512	$2,205
Operating lease obligations (mining and surface rights)	2,044	2,337	2,332	2,291	2,261	2,466	13,731
Reclamation costs(1)	751	415	690	3,540	2,709	2,810	10,915
Total	$3,289	$3,061	$3,337	$6,149	$5,227	$5,788	$26,851

(1)	Amounts presented represent the undiscounted uninflated future payments

Operating lease obligations include long‑term leases covering office space, exploration expenditures, option payments and option payments on properties.

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States. These surety bonds are available for draw down by the BLM in the event we do not perform our reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2016, no liability has been recognized for our surety bonds of $4.8 million.

As of December 31, 2016, we did not have any off‑balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

The non-GAAP measures Earning from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, Average Realized Prices, and Cash, Investments and Precious Metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our Earnings from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, and Average Realized Prices related to our wholly-owned El Gallo 1 mine and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Note 6 to our Consolidated Financial Statements. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting.  We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the JVOA and varies depending on factors including the profitability of the operations.

We provide the Non-GAAP measures because we believe they assist investors and analysts in estimating our earnings, production costs applicable to sales and sales revenue, including both our wholly-owned property and our interest in the San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

•

The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and

•	Other companies in our industry may calculate their earnings, costs and average realized prices differently than we do, limiting the usefulness as a comparative measure.

Because of these limitations, these non-GAAP measures should not be considered in isolation or as a substitute for our financial statements as reported under U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands)
El Gallo 1 mine earnings from mining operations
Gold and silver sales	$11,162	$11,411	$60,388	$72,956	$45,303
Production costs applicable to sales	(6,894)	(5,695)	(28,133)	(34,607)	(40,608)
Depreciation of mining related assets	(182)	(102)	(528)	(333)	(278)
Gross profit	4,086	5,614	31,727	38,016	4,417
Add: Amortization related to fair value increments on historical acquisitions included in Production costs applicable to sales	568	322	2,413	1,288	1,288
El Gallo 1 mine earnings from mining operations	$4,654	$5,936	$34,140	$39,304	$5,705

San José earnings from mining operations (49% basis)
Net sales	26,064	22,045	115,621	91,187	104,376
Production costs applicable to sales	(23,410)	(18,951)	(85,103)	(77,721)	(84,904)
San José earnings from mining operations	$2,654	$3,094	$30,518	$13,466	$19,472

Total Cash Costs and All‑In Sustaining Costs

The terms total cash costs, total cash cost per ounce, all‑in sustaining costs, and all‑in sustaining cost per ounce used in this report are non‑GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis (San José mine and El Gallo 1 mine), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, where we hold a 49% share in the production through our 49% interest in MSC, we exclude the share of gold or silver production attributable to the controlling interest.

Total cash costs consists of mining, processing, on‑site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, and exclude depreciation and amortization. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

All‑in sustaining costs consists of total cash costs (as described above), plus environmental rehabilitation costs and amortization of the asset retirement costs related to operating sites, sustaining exploration and development costs, and sustaining capital expenditures. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

Costs excluded from total cash costs and all‑in sustaining costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 52% of the value of the sales in the fourth quarter of 2016 was derived from gold and 48% was derived from silver, which remained unchanged compared to the same period in 2015. For the year ended December 31, 2016, approximately 50% of the value of the sales was derived from gold and silver, respectively, compared to 51% and 49% in 2015, respectively.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except per ounce)
El Gallo 1 mine cash costs
Production costs applicable to sales	$6,894	$5,695	$28,133	$34,607	$40,608
Less: Depreciation	(568)	(322)	(2,413)	(1,288)	(1,288)
Less: Pre‑stripping costs for future pit access	(367)	(698)	(1,713)	(6,408)	(8,763)
On‑site general and administrative expenses	440	195	1,580	805	1,174
Property holding costs	—	—	22	26	27
Other non‑cash adjustments	—	220	—	(135)	(340)
Total cash costs, El Gallo 1 mine	$6,399	$5,090	$25,609	$27,607	$31,418
Gold equivalent ounces sold:	9,155	10,270	48,903	62,704	35,924
El Gallo 1 mine cash costs per gold equivalent ounce sold	$699	$496	$524	$440	$875

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$23,410	$18,951	$85,103	$77,721	$84,904
Less: Operating site reclamation accretion and amortization	(444)	(378)	(1,676)	(1,213)	(1,746)
Depreciation	(8,339)	(6,312)	(27,463)	(22,157)	(29,795)
On‑site general and administrative expenses	1,130	920	4,004	3,454	3,927
Refining, smelting, and transportation	461	2,168	5,072	9,657	12,078
Commercial discounts	1,295	1,309	7,064	5,795	6,957
Community costs related to current operations	30	49	160	211	223
Total cash costs	$17,543	$16,707	$72,264	$73,468	$76,548
San José mine gold equivalent ounces sold	24,063	21,835	95,147	84,928	96,304
San José mine cash cost per gold equivalent ounce sold	$729	$765	$760	$865	$795

Reconciliation of All‑In Sustaining Costs to Total Cash Costs

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except per ounce)
El Gallo 1 mine all-in sustaining costs
Total cash costs	$6,399	$5,090	$25,609	$27,607	$31,418
Operating site reclamation accretion and amortization	319	(20)	1,043	936	802
On‑site exploration expenses	530	344	1,110	1,488	1,592
Capital expenditures (sustaining)	—	—	343	—	320
Pre‑stripping costs for future pit access	367	698	1,713	6,408	8,763
All‑in sustaining costs, El Gallo 1 mine	$7,615	$6,112	$29,818	$36,439	$42,895
Gold equivalent ounces sold	9,155	10,270	48,903	62,704	35,924
El Gallo 1 mine all-in sustaining cost per gold equivalent ounce sold	$832	$595	$610	$581	$1,194

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$17,543	$16,709	$72,265	$73,470	$76,548
Operating site reclamation accretion and amortization	444	378	1,676	1,213	1,746
On-site exploration expenses	742	289	1,431	1,431	1,060
Capitalized stripping & underground mine development	3,287	2,925	12,832	13,383	15,170
Less: depreciation	(433)	—	(2,042)	—	—
Capital expenditures	1,768	885	4,647	4,899	10,042
All‑in sustaining costs	$23,351	$21,186	$90,809	$94,396	$104,566
San José mine gold equivalent ounces sold	24,063	21,835	95,147	84,928	96,304
San José mine all-in sustaining cost per gold equivalent ounce sold	$970	$970	$954	$1,111	$1,086

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
Gold equivalent ounces sold (El Gallo 1 mine)	9,155	10,270	48,903	62,704
McEwen’s share of MSC gold equivalent ounces sold	24,063	21,835	95,147	84,928
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	33,218	32,105	144,050	147,632
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

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

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except ounce and per ounce figures)
El Gallo 1 mine average realized prices
Gold sales	$11,145	$11,347	$60,093	$72,377	$44,956
Silver sales	17	64	295	579	347
Gold and silver sales	$11,162	$11,411	$60,388	$72,956	$45,303
Gold ounces sold	9,142	10,211	48,668	62,226	35,600
Silver ounces sold	991	4,416	17,591	35,862	19,417
Gold equivalent ounces sold	9,155	10,270	48,903	62,704	35,924
Average realized price per gold ounce sold	$1,219	$1,111	$1,235	$1,163	$1,263
Average realized price per silver ounce sold	$17.52	$14.40	$16.77	$16.15	$17.87
Average realized price per gold equivalent ounce sold	$1,219	$1,111	$1,235	$1,163	$1,261

	Three months ended		Year ended
	December 31,		December 31,
	2016	2015	2016	2015	2014
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$14,203	$12,030	$60,729	$48,745	$55,268
Silver sales	12,905	11,009	59,960	46,749	54,711
Gold and silver sales	$27,108	$23,039	$120,688	$95,494	$109,979
Gold ounces sold	12,733	11,353	48,883	43,509	44,725
Silver ounces sold	849,774	786,168	3,469,767	3,106,445	3,094,840
Gold equivalent ounces sold	24,063	21,835	95,147	84,931	96,530
Average realized price per gold ounce sold	$1,115	$1,060	$1,242	$1,120	$1,236
Average realized price per silver ounce sold	$15.19	$14.00	$17.28	$15.05	$17.68
Average realized price per gold equivalent ounce sold	$1,127	$1,055	$1,268	$1,124	$1,139

Cash, investments and precious metals

The term cash, investments and precious metals used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventory, valued at the London P.M. Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	December 31,
	2016	2015
	(in thousands)
Cash	$37,440	$25,874
Investments	8,543	1,032
Precious metals(1)	12,795	5,065
Total cash, investments and precious metals	$58,778	$31,971

(1)	Precious metals is calculated using the number of ounces held in inventory at the end of the year, and valued at the London P.M. Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	December 31,
	2016	2015
	(in thousands, except ounces and per ounce)
Precious metals (Item 8. Financial statements and supplementary data, Note 4 - Inventories)	$5,035	$1,820
Number of ounces of doré in inventory	11,039	4,778
London P.M. Fix, per ounce	1,159	1,060
Precious metals valued at market value	$12,795	$5,065

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The summary of our significant accounting policies is detailed in Note 2 of the Consolidated Financial Statements. In the section below we identify estimates critical to the understanding of our results of operations and that require the application of significant management judgment.

Stockpiles, Material on Leach Pads, In‑process Inventory, Precious Metals Inventory and Materials and Supplies:  Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies are accounted for using weighted average cost method and are carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, material on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, material on leach pads, in‑process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long‑term.

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on current mining costs incurred, including applicable overhead relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

Mineralized material on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months. Costs are attributed to the ore on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tonnes added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage.

In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching is complete. The cumulative metallurgical recovery rate for gold production at the El Gallo 1 mine from September 2012 (start of production) to December 31, 2016 was approximately 59% (2015 – 56%). Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

In-process inventories represent materials that are currently in the process of being converted to a saleable product.  In-process material is measured based on assays of the material from the various stages of the ADR process and the projected recoveries of the respective plants.  Costs are allocated to in-process inventories based on the costs of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

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

As of December 31, 2016, except for the Company’s 49% interest in the San José mine, none of the Company’s properties contain resources that satisfy the definition of proven and probable reserves.

Mineral Property Interests:  Mineral property interests include acquired interests in advanced-stage properties and exploration stage properties, which are considered tangible assets.  The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination.  The value of mineral property interests is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. When proven and probable reserves exist, the relevant capitalized costs and mineral property interests are to be charged to expense based on the units of production method and upon commencement of production. However, when a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs and mineral property interests are charged to expense based on the most appropriate method, which includes straight-line method and units-of-production method over the estimated useful life of the mine, as determined by our internal mine plans. As a result of these and other differences, the Company’s financial statements may not be comparable to the financial statements of mining companies that have established reserves as defined by SEC Industry Guide 7.

Impairment of Long-lived Assets: The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. For the purpose of recognition and measurement of impairment, the Company groups its long-lived assets by specific mine or project, as this represents the lowest level for which there are identifiable cash flows.

For asset groups where impairment loss is determined using the undiscounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment of mineralized material. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

For asset groups where the Company is unable to determine a reliable estimate of undiscounted future net cash flows, the Company adopts a market approach to estimate fair value by using a combination of observed market value per square mile and observed market value per ounce or pound of mineral material based on comparable transactions.

Asset Retirement Obligation, reclamation and remediation costs:  The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset when proven or probable reserves exist, or if they relate to an acquired mineral property interest. Periodic accretion is recorded to ARO and charged to earnings. Since no proven or probable reserves have been established for any of the Company’s properties, other than at the San José mine, incremental asset retirement costs associated with the upward adjustments to the fair value of the ARO at the El Gallo 1 mine or Tonkin property are charged to expense. The fair value of ARO is measured by discounting the expected cash flows adjusted for inflation, using a credit-adjusted risk free rate of interest. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate or credit risk.

Ongoing environmental and reclamation expenditures are debited against the ARO liability as incurred to the extent they relate to the ARO liability and to expense to the extent they do not.

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

Forward‑looking statements and information are based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information.

Included amongst the forward-looking statements and information provided on this document is production guidance. On an annual basis, we develop a consolidated budget, based on standalone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

•	gold and silver price forecasts;
•	average gold and silver grade mined, using the resource model;
•	average grade processed by the crushing facility (El Gallo 1 mine) or milling facility (San José mine);
•	expected tonnes moved and strip ratios;
•	available stockpile material (grades, tonnes, and accessibility);
•	estimates of in process inventory (either on the leach pad or plant for the El Gallo 1 mine, or in the mill facility for the San José mine);
•	estimated leach recovery rates and leach cycle times (El Gallo 1 mine);
•	estimated mill recovery rates (San José mine);
•	dilution of material processed;
•	internal and contractor equipment and labor availability; and
•	seasonal weather patterns, particularly in Mexico.

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

Risk Factors Impacting Forward‑Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other “Risk Factors” section in this report and the following:

•	our ability to raise funds required for the execution of our business strategy;
•	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
•	decisions of foreign countries, banks and courts within those countries;

•	unexpected changes in business, economic, and political conditions;
•	operating results of MSC;
•	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;
•	timing and amount of mine production;
•	our ability to retain and attract key personnel;
•	technological changes in the mining industry;
•	changes in operating, exploration or overhead costs;
•	access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of current and future exploration activities;
•	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of reserve estimates and timing of development expenditures;
•	litigation or regulatory investigations and procedures affecting us;
•	local and community impacts and issues including criminal activity and violent crimes;
•	accidents, public health issues, and labor disputes;
•	our continued listing on a public exchange;
•	uncertainty relating to title to mineral properties; and
•	changes in relationships with the local communities in the areas in which we operate.

We undertake no responsibility or obligation to update publicly these forward‑looking statements, except as required by law and may update these statements in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, equity price risks, commodity price fluctuations and credit risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Further, our participation in the joint venture with Hochschild for the 49% interest held at MSC creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or in a decrease in our percentage of ownership.

Foreign Currency Risk

In general, the depreciation of non-U.S. dollar currencies with respect to U.S. dollar has a positive effect on our costs and liabilities while it has a negative effect on our assets denominated in non-U.S. dollar currency. Although we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10-35% on an annual basis. As noted in the graph below, during the year ended December 31, 2016, the Argentine peso devalued 22% compared to 2015 and 2014 when the peso devalued by 28% and 35% respectively. During the year ended December 31, 2016, the Mexican peso devalued 20% against the US dollar which was comparable to the depreciation in 2015.

Currency Exchange Rate Performance Against U.S. Dollar
110.0%
105.0%
100.0%
95.0%
90.0%
85.0%
80.0%
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Argentina Peso
Mexican Peso
Canadian Dollar

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

As of December 31, 2016, we also had cash and cash equivalent balances in Mexican pesos. The total balance of 11,980,435 Mexican pesos was held by our subsidiary as of December 31, 2016, which was equivalent to approximately $0.6 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

We also have Argentinian peso cash and cash equivalent holdings. The total balance of 18,538,737 Argentinian pesos was held by our subsidiary as of December 31, 2016, which was equivalent to approximately $1.2 million, for which a 1% change in the Argentinian peso would have resulted in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Based on our Canadian dollar holdings of $0.8 million (C$1.1 million) at December 31, 2016, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

MSC holds a portion of its local cash balances in Argentine pesos and is therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

We are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2016, our VAT receivable balance was 88,787,384 Mexican pesos, net of provision, equivalent to approximately $4.3 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

We do not hold significant liabilities in non-U.S. dollar currencies.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock. Movements in the price of our common stock have been volatile in the past, and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices fluctuate widely from time to time. At December 31, 2016, the Company had no gold or silver sales subject to final pricing. Based on our revenues from gold and silver sales of $60.4 million for the year ended December 31, 2016, a 10% change in the price of gold and silver would have had an impact of approximately $6.0 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreement. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions will default on their obligations. As of December 31, 2016, we do not believe we have any significant credit exposure associated with precious metals or doré sales agreements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a‑15(f) and 15d‑15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based upon its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based upon those criteria. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of McEwen Mining Inc.:

We have audited the accompanying consolidated balance sheet of McEwen Mining Inc. and subsidiaries as of December 31, 2016 and the related consolidated statement of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of McEwen Mining Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statement based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McEwen Mining Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of McEwen Mining Inc.’s internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Chartered Professional Accountants, Licensed Public Accountants

March 1, 2017

Toronto, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

McEwen Mining Inc.:

We have audited the accompanying consolidated balance sheet of McEwen Mining Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of McEwen Mining Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McEwen Mining Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

March 11, 2016

Toronto, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of McEwen Mining Inc.:

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). McEwen Mining Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, McEwen Mining Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McEwen Mining Inc. as of December 31, 2016, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Chartered Professional Accountants, Licensed Public Accountants

March 1, 2017

Toronto, Canada

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2016	2015	2014
REVENUE:
Gold and silver sales	$60,388	$72,956	$45,303
	60,388	72,956	45,303
COSTS AND EXPENSES:
Production costs applicable to sales	28,133	34,607	40,608
Mine construction costs	—	—	1,723
Mine development	3,866	1,169	1,829
Exploration	7,959	8,798	11,332
Property holding	3,536	4,336	6,365
General and administrative	12,734	12,045	12,069
(Income) loss from investment in Minera Santa Cruz S.A., net of amortization (note 6)	(12,951)	(2,414)	5,284
Depreciation	1,169	942	979
Revision of estimates and accretion of reclamation obligations (note 9)	595	429	407
Impairment of investment in Minera Santa Cruz S.A. (note 6)	—	11,777	21,162
Impairment of mineral property interests and property and equipment (note 5)	—	50,600	353,736
Total costs and expenses	45,041	122,289	455,494
Operating income (loss)	15,347	(49,333)	(410,191)
OTHER INCOME (EXPENSE):
Interest and other income	835	2,404	259
Gain on sale of assets	24	13	26
Gain on sale of marketable equity securities (note 3)	22	—	—
Other-than-temporary impairment on marketable equity securities (note 3)	(882)	—	—
Unrealized gain on derivatives (note 3)	1,379	—	—
Registration taxes	—	—	(6,788)
Foreign currency gain (loss)	581	1,906	(2,419)
Total other income (expense)	1,959	4,323	(8,922)
Income (loss) before income taxes	17,306	(45,010)	(419,113)
Income tax benefit (note 10)	3,749	24,560	107,170
Net income (loss)	21,055	(20,450)	(311,943)
OTHER COMPREHENSIVE INCOME (LOSS):
Other-than-temporary impairment on marketable equity securities (note 3)	882	—	—
Unrealized gain (loss) on marketable equity securities, net of $0.5 million, $nil and $nil, tax benefit, respectively	1,609	(949)	419
Comprehensive income (loss)	$23,546	$(21,399)	$(311,524)
Net income (loss) per share (note 13):
Basic	$0.07	$(0.07)	$(1.05)
Diluted	$0.07	$(0.07)	$(1.05)
Weighted average common shares outstanding (thousands) (note 13):
Basic	298,772	300,341	297,763
Diluted	300,474	300,341	297,763

Return of capital distribution declared per common share (note 11)	0.005	0.010	—

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,440	$25,874
Investments (note 3)	8,543	1,032
Value added taxes receivable	4,304	10,032
Inventories (note 4)	26,620	14,975
Other current assets	1,667	2,530
Total current assets	78,574	54,443
Mineral property interests (note 5)	242,640	237,245
Investment in Minera Santa Cruz S.A. (note 6)	162,320	167,107
Property and equipment, net (note 7)	14,252	15,759
Other assets	532	531
TOTAL ASSETS	$498,318	$475,085
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,044	$18,429
Short-term bank indebtedness (note 8)	—	3,395
Current portion of asset retirement obligation (note 9)	537	215
Total current liabilities	20,581	22,039
Asset retirement obligation, less current portion (note 9)	9,306	7,569
Deferred income tax liability (note 10)	23,665	26,899
Other liabilities	1,727	286
Total liabilities	$55,279	$56,793

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 299,570 and 274,421 shares issued and outstanding as of December 31, 2016 and 2015 (in thousands) (note 11)
Exchangeable: nil and 24,213 shares issued and outstanding as of December 31, 2016 and 2015 (in thousands) (note 11)	1,360,345	1,359,144
Accumulated deficit	(918,972)	(940,027)
Accumulated other comprehensive income (loss)	1,666	(825)
Total shareholders’ equity	443,039	418,292
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$498,318	$475,085

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent events: note 18.

Commitments and contingencies: note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except share amounts)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2013	297,159	$1,354,696	$(295)	$(607,634)	$746,767
Stock-based compensation (note 12)	—	1,324	—	—	1,324
Exercise of stock options (note 11)	1,499	1,932	—	—	1,932
Exercise of stock options assumed from Minera Andes Inc. acquisition	198	360	—	—	360
Shares issued for settlement of accounts payable	394	1,004	—	—	1,004
Shares issued to terminate back-in right	850	1,352	—	—	1,352
Unrealized gain on available-for-sale securities, net of taxes	—	—	419	—	419
Net loss	—	—	—	(311,943)	(311,943)
Balance, December 31, 2014	300,100	$1,360,668	$124	$(919,577)	$441,215
Stock-based compensation (note 12)	—	1,305	—	—	1,305
Return of capital distribution (note 11)	—	(1,503)	—	—	(1,503)
Share repurchase (note 11)	(1,896)	(1,769)	—	—	(1,769)
Shares issued for settlement of accounts payable	430	443	—	—	443
Unrealized loss on available-for-sale securities (note 3)	—	—	(949)	—	(949)
Net loss	—	—	—	(20,450)	(20,450)
Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation (note 12)	—	1,039	—	—	1,039
Return of capital distribution (note 11)	—	(2,986)	—	—	(2,986)
Share repurchase (note 11)	(558)	(582)	—	—	(582)
Exercise of stock options (note 11)	1,494	3,730	—	—	3,730
Other-than-temporary impairment on marketable equity securities (note 3)	—	—	882	—	882
Unrealized gain on available-for-sale securities, net of taxes (note 3)	—	—	1,609	—	1,609
Net income	—	—	—	21,055	21,055
Balance, December 31, 2016	299,570	$1,360,345	$1,666	$(918,972)	$443,039

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	2016	2015	2014
Cash flows from operating activities:
Cash paid to suppliers and employees	$(52,340)	$(55,260)	$(68,993)
Cash received from gold and silver sales	59,517	70,178	43,812
Dividends received from Minera Santa Cruz S.A. (note 6)	17,738	548	9,483
Lease incentive received	—	—	328
Interest paid	(5)	(156)	—
Interest received	276	287	464
Cash provided by (used in) operating activities	25,186	15,597	(14,906)
Cash flows from investing activities:
Acquisition of mineral property interests (note 5)	(5,985)	—	—
Proceeds from reimbursement of equipment deposit (note 7)	994	—	—
Additions to property and equipment (note 7)	(1,174)	(777)	(2,788)
Proceeds from disposal of property and equipment (note 7)	—	13	38
Acquisition of investments (note 3)	(4,419)	(1,114)	(446)
Proceeds from sale of investments (note 3)	470	—	—
Decrease in restricted time deposits for reclamation bonding	—	—	5,183
Deposits for surety bonds for reclamation bonding	—	—	(481)
Cash provided by (used) in investing activities	(10,114)	(1,878)	1,506
Cash flows from financing activities:
Proceeds from short-term bank indebtedness (note 8)	—	5,171	—
Repayment of short-term bank indebtedness (note 8)	(3,395)	(1,776)	—
Return of capital distribution (note 11)	(2,986)	(1,503)	—
Share repurchase (note 11)	(582)	(1,769)	—
Proceeds from exercise of stock options (note 11)	3,730	—	2,292
Cash provided by (used in) provided from financing activities	(3,233)	123	2,292
Effect of exchange rate change on cash and cash equivalents	(273)	(348)	(833)
Increase (decrease) in cash and cash equivalents	11,566	13,494	(11,941)
Cash and cash equivalents, beginning of period	25,874	12,380	24,321
Cash and cash equivalents, end of period	$37,440	$25,874	$12,380

Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	$21,055	$(20,450)	$(311,943)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss from investment in Minera Santa Cruz S.A., net of amortization (note 6)	(12,951)	(2,414)	5,284
Impairment of investment in Minera Santa Cruz S.A., net of amortization	—	11,777	21,162
Impairment of mineral property interests and property and equipment (note 5)	—	50,600	353,736
Other-than-temporary impairment on marketable equity securities (note 3)	882	—	—
Loss (gain) on disposal of fixed assets (note 7)	517	(13)	(26)
Lease incentive	—	—	328
Recovery of deferred income taxes (note 10)	(3,749)	(24,560)	(107,170)
Stock-based compensation	1,039	1,305	1,324
Depreciation	1,169	942	979
Revision of estimates and accretion of reclamation obligations (note 9)	595	429	407
Adjustment to the asset retirement obligation estimate (note 9)	1,530	135	—
Amortization of mineral property interests and asset retirement obligations	2,413	1,288	1,236
Foreign exchange loss	273	348	833
Loss on sale of marketable securities	—	—	—
Gain on sale of marketable securities (note 3)	(22)	—	—
Unrealized gain on derivative instrument (note 3)	(1,379)	—	—
Change in non-cash working capital items:
Shares issued to supplier for settlement of accounts payable	—	443	1,004
Decrease (increase) in VAT taxes receivable, net of collection of $9,523 (2015 - $6,025 and 2014 - $5,049)	5,813	1,707	(148)
Increase in other assets related to operations	(11,156)	(3,003)	(3,638)
Increase (decrease) in liabilities related to operations	1,419	(3,485)	10,891
Shares issued to terminate back-in-right	—	—	1,352
Dividends received from Minera Santa Cruz S.A. (note 6)	17,738	548	9,483
Cash provided by (used in) operating activities	$25,186	$15,597	$(14,906)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 THE COMPANY

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979.  The Company is engaged in the exploration, development, production and sale of gold and silver. On January 24, 2012, the Company changed its name from U.S. Gold Corporation to McEwen Mining Inc. after the completion of the acquisition of Minera Andes Inc. by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value of equity investment and asset groups used in impairment testing; estimates of recoverable gold in leach pad inventory; estimates regarding the collectability of value added taxes receivable; valuation allowances for deferred tax assets; and estimate of income tax provisions and reserves for contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ significantly from these estimates.

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

Investments:  The Company accounts for investments over which the Company exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC Topic 323, Investments – Equity Method and Joint Ventures. Under this method, the Company’s share of earnings and losses is included in the Consolidated Statement of Operations and Comprehensive Income (Loss) and the balance of the investment is adjusted by the same amount. Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income. If and when there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

The Company accounts for its investment in marketable equity securities as available for sale securities and warrants on equity interest in publicly traded securities as held for trading securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. Unrealized gains and losses on these securities are accounted for through Other Comprehensive Income (“OCI”) except for gain and losses on warrants which are included in Other Income

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

(Expense) in  the Statement of Operations and Comprehensive Income (Loss). The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other‑than‑temporary in accordance with ASC guidance. Declines in fair value below the Company’s carrying value deemed to be other‑than‑temporary are charged to operations.

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

Stockpiles, Material on Leach Pads, In‑process Inventory, Precious Metals Inventory and Materials and Supplies:  Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies are accounted for using weighted average cost method and are carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of stockpiles, material on leach pad, in-process inventory and materials and supplies is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, material on leach pads, in‑process inventory and materials and supplies not expected to be processed within the next 12 months, if any, are classified as long‑term.

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on current mining costs incurred including applicable overhead relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

Mineralized material on leach pads is the ore that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the ore over a period of months. Costs are attributed to the ore on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tonnes added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage.

In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching is complete. The cumulative metallurgical recovery rate for gold production at the El Gallo 1 mine from September 2012 (start of production) to December 31, 2016 was approximately 59% (2015 – 56%). Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

In-process inventories represent materials that are currently in the process of being converted to a saleable product.  In-process material is measured based on assays of the material from the various stages of the ADR process and the projected recoveries of the respective plants.  Costs are allocated to in-process inventories based on the costs of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

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

As of December 31, 2016, except for the Company’s 49% interest in the San José mine, none of the Company’s properties contain resources that satisfy the definition of proven and probable reserves.

Property and Equipment:  As described in Design, Construction and Development Costs below, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties except for the Company’s 49% interest in the San José mine. Only certain types of equipment which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method with the exception of mining equipment. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life.

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

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company’s properties, except for the Company’s 49% interest in the San José mine, design, construction and development costs are not capitalized at any of the Company’s properties, and accordingly, substantially all costs are expensed as incurred. Additionally, the Company does not have a corresponding depreciation or amortization of these costs going forward since these expenditures were expensed as incurred as opposed to being capitalized.

Mineral Property Interests:  Mineral property interests include acquired interests in advanced-stage properties and exploration stage properties, which are considered tangible assets.  The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination.  The value of mineral property interests is primarily driven by the nature and amount of mineralized material

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

believed to be contained in the properties. When proven and probable reserves exist, the relevant capitalized costs and mineral property interests are to be charged to expense based on the units of production method and upon commencement of production. However, when a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs and mineral property interests are charged to expense based on the most appropriate method, which includes straight-line method and units-of-production method over the estimated useful life of the mine, as determined by our internal mine plans. As a result of these and other differences, the Company’s financial statements may not be comparable to the financial statements of mining companies that have established reserves as defined by SEC Industry Guide 7.

Impairment of Long-lived Assets: The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. For the purpose of recognition and measurement of impairment, the Company groups its long-lived assets by specific mine or project, as this represents the lowest level for which there are identifiable cash flows.

For asset groups where impairment loss is determined using the undiscounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment of mineralized material. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

For asset groups where the Company is unable to determine a reliable estimate of undiscounted future net cash flows, the Company adopts a market approach to estimate fair value by using a combination of observed market value per square mile and observed market value per ounce or pound of mineral material based on comparable transactions.

Asset Retirement Obligation, reclamation and remediation costs:  The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset when proven or probable reserves exist, or if they relate to an acquired mineral property interest. Periodic accretion is recorded to ARO and charged to earnings. Since no proven or probable reserves have been established for any of the Company’s properties, other than at the San José mine, incremental asset retirement costs associated with the upward adjustments to the fair value of the ARO at the El Gallo 1 mine or Tonkin property are charged to expense. The fair value of ARO is measured by discounting the expected cash flows adjusted for inflation, using a credit-adjusted risk free rate of interest. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate or credit risk.

Ongoing environmental and reclamation expenditures are debited against the ARO liability as incurred to the extent they relate to the ARO liability and to expense to the extent they do not.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Gold and silver doré produced from the San José mine is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M. fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

The Company entered into a doré sales agreement with a Canadian financial institution in July 2012. Under that agreement, the Company has the option to sell to the institution approximately 90% of the gold and silver contained in doré bars produced at the El Gallo 1 mine prior to the completion of refining by the third party refiner, which normally takes approximately 15 business days. Revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing outturn, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser.

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

Stock‑Based Compensation:  The Company accounts for stock options at fair value as prescribed in ASC 718. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behavior or estimates of forfeitures.

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

Per Share Amounts:  Basic earnings or loss per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

common shares and dilutive common share equivalents outstanding.  The diluted earnings or loss are calculated using the treasury stock method and only for those instruments that that result in a reduction in income per share are included in the calculation.

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

Recently Adopted Accounting Pronouncements

Presentation of Financial Statements – Going Concern In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 201415 related to management’s going concern assumption. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The update is effective for the annual period ending after December 15, 2016. Adoption of this guidance, effective December 31, 2016, had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements

Business Combinations:  Definition of a business: In January 2017 the FASB issued ASU No. 2017-01which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The update to the standard is effective for the Company beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016 the FASB issued ASU No. 2016-16, to modify the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions. ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted as of the beginning of an annual period. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements.

Compensation – Stock Compensation – Improvements to employee Share-Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Company beginning after December 5, 2016, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued ASU 2016-07, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity    method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its second quarter of 2019. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements.

Revenue from Contracts with Customers: In 2016, the FASB issued three separate accounting standard updates regarding Topic 606: ASU 2016-08, ASU 2016-10 and ASU 2016-12. These ASUs outline amendments to Topic 606 which is not yet effective, including reporting revenue gross versus net, identifying performance obligations and licensing and narrow-scope improvements and practical expedients. The effective date and transition requirements for the amendments listed in these updates are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09) which is January 1, 2018, with earlier application permitted. The Company will not be early adopting the Topic 606. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements. We have identified two potential areas of impact including bullion and doré sales from our Mexico Operations and doré and concentrate sales from the San Jose mine which has an impact on the income (loss) from the investment in MSC under the equity method of accounting. We will continue to assess and implement the new revenue recognition policy and any related impact on our internal controls throughout 2017.

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

NOTE 3 INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. The Company classifies the marketable equity securities as available-for-sale securities, which are recorded at

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

fair value based upon quoted market prices. The warrants are recorded at fair value using the Black-Scholes option pricing model. The following is a summary of the balances as of December 31, 2016 and December 31, 2015:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2016	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$1,032	$4,004	$(470)	$3,043	$(860)	$6,749
Warrants	—	415	—	—	1,379	1,794
Investments	$1,032	$4,419	$(470)	$3,043	$519	$8,543

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2015	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$1,082	$1,114	$—	$(1,164)	$—	$1,032
Warrants	—	—	—	—	—	—
Investments	$1,082	$1,114	$—	$(1,164)	$—	$1,032

As of December 31, 2016, the cost of the marketable equity securities and warrants was approximately $4.9 million (December 31, 2015 - $1.9 million).

On May 13, 2016, the Company participated in a private placement with Golden Predator Mining Corp. (“Golden Predator”) under which it acquired 3,125,000 units, each unit consisting of one common share and one common share purchase warrant (“warrant”), for a total cost of $0.4 million. Using proportional allocation, the Company allocated $0.2 million as the cost base for each of the common shares and warrants. Subsequently, on July 21, 2016, the Company participated in another private placement with Golden Predator under which it acquired an additional  1,500,000 units, each unit consisting of one common share and one-half of one warrant, for a total cost of $0.9 million. Using proportional allocation, the Company allocated $0.7 million as the cost base to the common shares and $0.2 million to the warrants.

The Company’s warrant holdings meet the definition of derivative instruments, and as a result, unrealized gains or losses arising from their revaluation are recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss). During the year ended December 31, 2016, the Company recorded an unrealized gain of $1.4 million (December 31, 2015 and 2014 – $nil, respectively).

The gains and losses for available-for-sale securities are not reported in Net Income (Loss) of the Consolidated Statement of Operations and Comprehensive Income (Loss) until the securities are sold or if there is an other-than-temporary decline in fair value below cost. For the year ended December 31, 2016, the Company recorded a gain, net of tax, in other comprehensive income, of $1.6 million. The gain was recorded in accumulated other comprehensive income and is reported as a separate line item in the shareholders' equity section of the balance sheet. In the comparable period ending December 31, 2015, the Company recorded a loss, net of tax, in other comprehensive income, of $0.9 million.

During the year ended December 31, 2016, the Company sold marketable equity securities for proceeds of $0.5 million.  The Company realized a gain of $0.1 million, which is included in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company did not sell any marketable equity securities during the years ended December 31, 2015 and December 31, 2014.

During the year ended December 31, 2016, the Company reviewed its investment portfolio to determine if any security was other-than-temporarily impaired (“OTTI”). An OTTI security would require the Company to record an impairment charge in the Statement of Operations and Consolidated Income (Loss) in the period any such determination is made. In making this judgment, the Company evaluated, among other things, the duration and extent to which the fair value of a

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

security was less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. From this assessment, the Company concluded that the fair value of certain marketable equity securities exhibited a prolonged decline in share price due to deterioration of the issuer’s results; therefore, the decline in these marketable equity securities was considered OTTI.  Accordingly, the Company recognized an impairment loss of $0.9 million in the Consolidated Statement of Operations and Comprehensive Income (Loss), for the year ended December 31, 2016. In the comparable periods ending December 31, 2015 and 2014, the Company recorded no impairment loss.

NOTE 4 INVENTORIES

Inventories at December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015
Material on leach pads	$14,267	$7,150
In-process inventory	4,953	2,830
Stockpiles	1,102	1,923
Precious metals	5,035	1,820
Materials and supplies	1,263	1,252
Inventories	$26,620	$14,975

During the years ended December 31, 2016 and 2015, no write-downs of inventory were recorded by the Company.

NOTE 5 MINERAL PROPERTY INTERESTS

On April 19, 2016, the Company completed the acquisition of the sliding scale net smelter return royalty (the “Royalty”) on the El Gallo 1 mine and El Gallo 2 project, previously requiring payment of 3.5% of gross revenue less allowable deductions, eventually reducing to 1%. The total purchase price was $6.3 million and consisted of a $5.3 million payment at closing and a deferred payment of $1.0 million due on June 30, 2018, conditional that the El Gallo 1 mine and El Gallo 2 project are in operation at that time.

The total cost of the Royalty was accounted for as an addition to mineral property interests. The cost was allocated to El Gallo 1 mine and El Gallo 2 project based on the relative fair value of the future royalty payments for each project. The allocation resulted in approximately $5.1 million allocated to the El Gallo 1 mine and $1.2 million allocated to the El Gallo 2 project. The $1.0 million conditional deferred payment has been included under non-current other liabilities as of December 31, 2016. The Royalty ceased accruing at the end of March 2016.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets. In the year ended December 31, 2016, no such triggering events were identified with respect to the Company’s Nevada, Argentina or Mexico properties.

For the year ended December 31, 2015, the Company recognized impairments on its Argentina and Nevada properties and portion of Mexico construction-in-progress, for an aggregate of $50.6 million. For the Nevada properties, an initial $29.7 million impairment was recorded in the second quarter of 2015 when the Company performed a strategic review of its mineral property interests from which a decision was made to allow certain non-essential claims and portions of claims, included within the Gold Bar project and Tonkin property, to lapse on the September 1, 2015 renewal date and therefore reduce property holding costs that otherwise would have been incurred in 2015. Subsequently, during the fourth quarter of 2015 an additional $7.5 million was recorded given the continuous decline in the observed market value of the Nevada properties. The deferred income tax recoveries resulting from the Nevada impairments made in the second quarter and

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

fourth quarter of 2015 were $10.4 million and $2.2 million, respectively.  The Company used the market approach to estimate the fair value of the impaired properties.

Further, when performing the recoverability test for the Los Azules project and El Gallo 2 project asset groups in the fourth quarter of 2015, the Company noted that the carrying value of each of the asset groups exceeded their estimated fair value, resulting in a total impairment charge for Los Azules project and El Gallo 2 project asset groups of  $11.4 million and $2.0 million, respectively, along with a resulting deferred income tax recovery of $1.3 million and $nil million, respectively, being recorded in the Statement of Operations and Comprehensive Loss for the year ended December 31, 2015. The Company used the market approach to estimate the fair value of the impaired properties.

For the year ended December 31, 2014, the Company recognized impairments on its Argentina and Nevada properties, for an aggregate of $353.7 million.  For the Argentina properties, an initial $120.4 million impairment was recorded in the second quarter of 2014 when the Los Azules project was deemed to have a lower carrying value than the market price determined from a contemporaneous and comparable transaction completed at the time.  Subsequently, during the fourth quarter of 2014 an additional $107.9 million was recorded given the continuous decline in the observed market value of the Los Azules project. The Company used the market approach to estimate the fair value of the impaired properties. The deferred income tax recoveries resulting from these impairments were $22.5 million and $19.3 million, respectively.  Further, when performing the recoverability test for the Gold Bar, Tonkin and North Battle Mountain properties in Nevada and its other exploration properties in Argentina, the Company noted that the carrying value of each of the properties exceeded their estimated fair value, resulting in a total impairment charge for Nevada and Los Azules properties amounted to $98.4 million and $27.0 million, respectively, along with a resulting deferred income tax recovery of $31.6 million and $3.2 million, respectively, being recorded in the Statement of Operations and Comprehensive Loss for the year ended December 31, 2014.

Based on the above, impairment charges were recorded on the following mineral property interests for the years ended December 31, 2016, 2015, and 2014:

Name of Property	Segment	2016	2015	2014
Los Azules Project	Argentina	$—	$11,399	$228,301
Other San Juan Properties	Argentina	—	—	7,817
Cerro Mojon Tenements	Argentina	—	—	1,971
La Merced Tenements	Argentina	—	—	1,891
Cabeza de Vaca Tenements	Argentina	—	—	877
El Trumai Tenements	Argentina	—	—	1,534
Martes 13 Tenements	Argentina	—	—	3,568
Celestina Tenements	Argentina	—	—	1,753
Other Santa Cruz Exploration Properties	Argentina	—	—	7,601
Gold Bar Project	Nevada	—	20,847	31,391
Tonkin Properties	Nevada	—	14,939	25,435
Limo Project	Nevada	—	—	23,438
North Battle Mountain Properties	Nevada	—	1,443	1,921
East Battle Mountain Properties	Nevada	—	—	4,060
West Battle Mountain Properties	Nevada	—	—	2,567
Other United States Properties	Nevada	—	—	9,611
Property, Plant and Equipment	Mexico	—	1,972	—
Total impairment		$—	$50,600	$353,736

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The carrying values for all of the mineral properties held by the Company as at December 31, 2016 and 2015 are noted below:

Name of Property	State/Province	Country	2016	2015
Los Azules Copper Project	San Juan	Argentina	$191,490	$191,490
Tonkin Properties	Nevada	United States	4,833	4,833
Gold Bar Project	Nevada	United States	31,180	30,730
North Battle Mountain Properties	Nevada	United States	785	785
El Gallo 1 Mine	Sinaloa	Mexico	8,545	5,925
El Gallo 2 Properties	Sinaloa	Mexico	5,807	3,482
Total Mineral Property Interests			$242,640	$237,245

For the year ended December 31, 2016, the Company recorded $2.4 million (2015 - $1.3 million and 2014 - $1.3 million) of amortization expense related to El Gallo 1 mine, which is included in Production Costs Applicable to Sales in the Statement of Operations and Comprehensive Income (Loss). This included $0.5 million (2015 - $0.5 million and 2014 - $0.5 million) related to the amortization of capitalized asset retirement costs and $1.9 million (2015 - $0.8 million and 2014 - $0.8 million) in amortization expense related to its mineral properties in Mexico and the capitalized royalty costs attributable to El Gallo 1 mine property which were acquired in the second quarter of 2016.

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

The Company’s 49% attributable share of operations from its investment in MSC was income of $13.0 million for the year ended December 31, 2016, compared to an income of $2.4 million for the year ended December 31, 2015 and loss of $5.3 million for the year ended December 31, 2014. These amounts are net of the amortization of the fair value increments arising from the Company’s purchase price allocation, net of impairment charges, and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been a decrease to the Company’s loss, or an increase to the Company’s income, from its investment in MSC.

During the year ended December 31, 2016, the Company did not identify any potential triggering events for impairment in relation to its investment in MSC, and consequently the Company did not record any impairment during the year.

In 2015, the Company recorded an impairment charge of $11.8 million on its investment in MSC ($21.2 million in 2014), primarily as a result of the significant decline in long-term estimated silver market prices, as well as in the observed market value of comparable transactions in South America, which indicated a likely significant decrease in the value of the exploration properties owned by MSC. These factors caused the Company to assess that there was a decline in fair value of its investment in MSC that was other than temporary. As the loss in value of the investment was considered other than temporary, an impairment of $11.8 million was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015 ($21.2 million in 2014).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

During the year ended December 31, 2016, the Company received $17.7 million in dividends from MSC, compared to $0.5 million in 2015.

Changes in the Company’s investment in MSC for the year ended December 31, 2016 and 2015 are as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Investment in MSC, beginning of the period	$167,107	$177,018
Attributable net income (loss) from MSC	15,961	(2,859)
Amortization of fair value increments	(12,274)	(10,669)
Income tax benefit	9,264	15,942
Dividend distribution received	(17,738)	(548)
Impairment of investment in MSC	—	(11,777)
Investment in MSC, end of the period	$162,320	$167,107

A summary of the operating results from MSC for the year ended December 31, 2016, 2015, and 2014 is as follows:

	Year ended December 31,
	2016	2015	2014
Minera Santa Cruz S.A. (100% basis)
Net Sales	$235,961	$186,095	$213,013
Production costs applicable to sales	(173,679)	(158,615)	(173,274)
Net income (loss)	31,976	(5,835)	(5,300)

Portion attributable to McEwen Mining Inc. (49% basis)
Net income (loss)	$15,961	$(2,859)	$(2,597)
Amortization of fair value increments	(12,274)	(10,669)	(13,190)
Income tax benefit	9,264	15,942	10,503
Income (loss) from investment in MSC, net of amortization	$12,951	$2,414	$(5,284)

As at December 31, 2016, MSC had current assets of $108.9 million, total assets of $468.3 million, current liabilities of $59.5 million and total liabilities of $137.0 million. These balances include the increase in fair value and amortization of the fair value increments arising from the Company’s purchase price allocation and are net of the impairment charges. Excluding the fair value increments from the purchase price allocation and impairment charges, MSC had current assets of $107.9 million, total assets of $288.9 million, current liabilities of $63.6 million, and total liabilities of $88.6 million as at December 31, 2016.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 7 PROPERTY AND EQUIPMENT

As of December 31, 2016 and 2015, property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Trucks and trailers	$1,233	$1,065
Office furniture and equipment	1,891	1,543
Leasehold improvements	661	661
Drill rigs	1,198	1,061
Building	1,514	1,514
Land	8,699	8,699
Mining equipment	2,008	1,625
Construction-in-process	2,812	4,314
Subtotal	$20,016	$20,482
Less: accumulated depreciation	(5,764)	(4,723)
Total	$14,252	$15,759

Additions to property and equipment during the year ended December 31, 2016 are mainly in relation to office, furniture and equipment and mining equipment acquired for the El Gallo 1 mine. Depreciation expense for 2016 was $1.2 million (2015 - $0.9 million, 2014 - $1.0 million).

Construction-in-process included a deposit with a contractor for the construction of certain equipment pertaining to the El Gallo 2 project. In the second quarter of 2016, the Company reached an agreement with the contractor, whereby the Company was refunded the deposit less costs incurred for the equipment design. The total amount of the deposit was $1.5 million, of which $1.0 million was refunded. The remaining $0.5 million was recorded under development costs in the Consolidated Statement of Operations and Comprehensive Income (Loss).

NOTE 8 SHORT-TERM BANK INDEBTEDNESS

On May 29, 2015, Compañía Minera Pangea S.A. de C.V. (“CMP”), a wholly-owned subsidiary of the Company, finalized a line of credit agreement with Banco Nacional de Comercio Exterior (“Banco Nacional”), for an amount up to 90,000,000 Mexican pesos (approximately $5.9 million as of May 29, 2015), which was secured by CMP’s VAT receivable balance. The applicable interest rate was equal to: (i) two and one-half percent (2.5%) per annum plus (ii) the 91 day Interbank Equilibrium Interest Rate (“TIIE”) rate, as published by the Bank of Mexico, payable quarterly. Upon signing the agreement, CMP paid a 1% commission on the total value of the simple credit agreement to Banco Nacional.

On June 1, 2015, CMP drew down the entire 90,000,000 Mexican pesos, equivalent to $5.2 million as of December 31, 2015 from the line of credit, and realized a foreign exchange gain of approximately $0.7 million during the period.

During the year ended December 31, 2015, CMP collected 34,654,201 Mexican pesos (equivalent to $2.0 million as of December 31, 2015) of VAT receivable, from which 2,903,100 Mexican pesos were applied against the accrued interest on the line of credit and the remaining 31,751,101 Mexican pesos (approximately $1.8 million as of December 31, 2015) were applied against the principal.

On January 13, 2016 CMP paid the remaining balance of 58,248,899 Mexican Pesos (approximately $3.4 million as of December 31, 2015) and fulfilled its obligation to Banco Nacional.  As a result, this line of credit was closed.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 9 RECLAMATION OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the Tonkin property in Nevada and the El Gallo 1 mine in Mexico. The Final Plan for Permanent Closure (“FPPC”) and the Amended Plan of Operations for the Tonkin property was approved by the Nevada Division of Environmental Protection (“NDEP”) and by the Bureau of Land Management (“BLM”) pursuant to the Finding of No Significant Impact in March 2012 and September 2015, respectively. Subsequently, on October 3, 2015 the BLM requested an updated bonding requirement in the amount of $3.6 million, which is covered within the surety bonds that the Company has as of December 31, 2016. Under current Mexican regulations, surety bonding of projected reclamation costs is not required.

The Company’s reclamation expenses consisted of the following:

	Year ended December 31,
	2016	2015	2014
Reclamation Adjustment reflecting updated estimates	$89	$—	$—
Reclamation Accretion	506	429	407
Total	$595	$429	$407

As outlined in Note 2 Summary of Significant Accounting Policies, except for the Company’s 49% interest in the San José mine, none of the Company’s properties contain resources that satisfy the definition of proven and probable reserves. Therefore, the upward adjustment reflecting updated estimate of reclamation of El Gallo 1 mine is included in the Statement of Operations and Comprehensive Income (Loss) and since El Gallo 1 mine is an operating site, the adjustment is included in the Production Costs Applicable to Sales.

The Company’s asset retirement obligations for years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Balance at beginning of the period	$7,784	$7,471
Settlements	(66)	—
Accretion of liability	506	429
Adjustment reflecting updated estimates	1,619	(116)
Balance at December 31	$9,843	$7,784
Current portion	(537)	(215)
Non-current portion	$9,306	$7,569

The Company utilized the following assumptions in the calculation of its asset retirement obligations for years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Undiscounted Cash Flows	$10.7 million	$9.5 million
Remediation timeline	2017-2025	2016-2022
Inflation rate	1.6-2.4%	1.4-1.7%
Credit adjusted risk free rate	4.2-4.6%	6.8%

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 10 INCOME TAXES

The Company’s deferred income tax benefit (expense) consisted of:

	2016	2015	2014
United States	$515	$(442)	$215
Foreign	3,234	25,002	106,955
Deferred tax benefit	$3,749	$24,560	$107,170

The Company’s net income (loss) before tax consisted of:

	2016	2015	2014
United States	$(13,959)	$(19,935)	$(21,436)
Foreign	31,265	(25,075)	(397,677)
Net income (loss) before tax	$17,306	$(45,010)	$(419,113)

A reconciliation of the tax provision for 2016, 2015 and 2014 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is computed as follows:

Expected tax benefit at	2016	2015	2014
Income (loss) before income taxes	$17,306	$(45,010)	(419,113)
Statutory tax rate	34%	34%	34%
US Federal and State tax benefit at statutory rate	5,884	(15,303)	$(142,498)
Reconciling items:
Equity pickup in MSC	(4,533)	(821)	1,850
Impairment of MSC	—	4,004	7,407
Revisions to prior year estimates	(828)	906	8,330
Adjustment for foreign tax rates	(501)	(1,230)	(1,803)
Other permanent differences	818	(15,694)	(14,760)
Unrealized foreign exchange rate (loss)/gain	5,972	9,389	19,444
NOL expired	586	1,215	10,268
Valuation allowance	(11,147)	(7,026)	4,592
Tax benefit	(3,749)	(24,560)	$(107,170)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2016 and 2015 respectively are presented below:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	96,312	105,555
Mineral Properties	14,195	11,842
Other temporary differences	1,114	5,371
Total gross deferred tax assets	111,621	122,768
Less: valuation allowance	(111,621)	(122,768)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Acquired mineral property interests	(23,655)	(26,899)
Total deferred tax liabilities	$(23,655)	$(26,899)
Total net deferred tax liability	$(23,655)	$(26,899)

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2016, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will be realized. The change in valuation allowance of approximately $11.1 million primarily reflects a decrease of net operating loss carryforwards.

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of period	Additions(a)	Deductions(b)	Balance at end of period
2016	$122,768	$1,430	$(12,577)	$111,621
2015	129,794	6,873	(13,899)	122,768
2014	125,202	11,514	(6,922)	129,794

(a)

The additions to valuation allowance mainly results from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.

(b)	The reductions to valuation allowance mainly results from expiration of the Company's tax attributes and foreign exchange reductions of tax attributes in Mexico and Argentina.

The deferred tax liability related to the Minera Andes acquisition was $16.3 million as at December 31, 2016 (2015 - $19.8 million).

As at December 31, 2016 and 2015, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Non-operating losses	$160,900	2017-2036
Mexico	Non-operating losses	31,810	2017-2026
Canada	Non-operating losses	19,055	2017-2036
Argentina	Non-operating losses	79,807	2017-2021

(a)	The losses in the United States and Argentina are part of multiple consolidating groups, and therefore, may be restricted in use to specific projects.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

United States: 2013 to 2016

Canada: 2009 to 2016

Mexico: 2012 to 2016

Argentina: 2012 to 2016

NOTE 11 SHAREHOLDERS’ EQUITY

On June 18, 2015, the Board of Directors declared an annual return of capital distribution of $0.01 per share of common stock, payable semi-annually. The first semi-annual return of capital distribution payment of $0.005 was made on August 17, 2015 (declared in July 2015), the second payment of $0.005 was made on February 12, 2016 (declared in July 2015) and the third payment of $0.005 was made on August 29, 2016 (declared in August 2016), each for a total of $1.5 million. The fourth semi-annual return of capital distribution payment was approved by the Board in early January 2017 and was paid on February 14, 2017 to the shareholders of record on February 3, 2017. Return of capital distributions are paid to holders of the Company’s common stock.

On October 1, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to 15,000,000 shares of its common stock over a twelve-month period, with an authorized maximum of $15.0 million to be spent on the repurchases. Under the program, purchases of common stock could be made from time-to-time in the open market, subject to compliance with applicable U.S. and Canadian laws. The timing and amounts of any purchases are based on market conditions and other factors including share price, regulatory requirements and capital availability.  Further, the repurchase program could be suspended, discontinued or modified at any time, at the discretion of the Board of Directors. During the twelve months ended December 31, 2016 the Company repurchased 557,991 shares of common stock (December 31, 2015 - 1,896,442), all of which have been cancelled, at a total cost of $0.6 million (December 31, 2015 - $1.8 million).  The share repurchase program expired on September 30, 2016.

At the Company’s annual meeting held on May 31, 2016, the holders of exchangeable shares of McEwen Mining-Minera Andes Acquisition Corp., a wholly-owned subsidiary of the Company (“MAQ”), voted to amend its Articles of Incorporation to allow early redemption of all outstanding exchangeable shares for common stock of the Company.  The purpose of the early redemption was to reduce the administration costs of maintaining two stock listings and simplify the corporate structure. On July 25, 2016, the Company announced that MAQ had established a redemption date of August 23, 2016 in respect of all of its outstanding exchangeable shares and that McEwen Mining (Alberta) ULC ("McEwen (Alberta)") elected to exercise its overriding redemption call right to acquire all of the outstanding exchangeable shares (other than exchangeable shares held by the Company and its subsidiaries) on the business day immediately prior to the redemption date, being August 22, 2016.  On August 22, 2016, McEwen (Alberta) acquired all of the exchangeable shares not yet redeemed for purchase consideration of one share of the Company’s common stock per exchangeable share. Following the redemption, MAQ applied to have the exchangeable shares delisted from the Toronto Stock Exchange (“TSX”).  During the twelve months ended December 31, 2016, 24.2 million exchangeable shares were converted into common stock (December 31, 2015 – 4.3 million).  At December 31, 2016, the Company or its subsidiaries had no outstanding exchangeable shares not exchanged and not owned (December 31, 2015 – 24.2 million).

NOTE 12 STOCK BASED COMPENSATION

Stock Options

The Plan allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Board of Directors, which determines the terms pursuant to which any award is granted. The Board of Directors

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.    The number of shares of common stock reserved for issuance thereunder is 17.5 million shares, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The plan also provides for the grant of incentive options under Section 422 of the Internal Revenue Code (the “Code”), which provide potential tax benefits to the recipients compared to non-qualified options. At December 31, 2016, 5,294,563 awards were authorized and available for issuance under the Plan.

During the year ended December 31, 2016, 1,494,085 shares of common stock were issued upon exercise of stock options under the Company’s Amended and Restated Equity Incentive Plan (“Plan”), at a weighted average exercise price of $2.51 per share for proceeds of $3.7 million. This compares to no shares of common stock issues during 2015 and 1,499,300 shares of common stock issued during 2014 upon exercise at a weighted average exercise price of $1.29 per share, for proceeds of $1.9 million.

The following table summarizes information about stock options under the Plan outstanding at December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(in thousands, except per share and year data)
Balance at December 31, 2014	4,651	$3.35	4.4	$—
Granted	2,733	1.03	—	—
Exercised	—	—	—	—
Forfeited	(272)	2.82	—	—
Expired	(158)	2.12	—	—
Balance at December 31, 2015	6,954	$2.49	4.1	$98
Granted	645	3.99	—	—
Exercised	(1,457)	2.48	—	1,601
Forfeited	(1,422)	3.45	—	—
Expired	—	—	—	—
Balance at December 31, 2016	4,720	$2.41	3.4	$4,388
Exercisable at December 31, 2016	2,257	$2.74	2.9	$1,697

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted at or above market value as of the date of the grant.  During the year ended December 31, 2016, the Company granted stock options to certain employees and directors for an aggregate of 0.7 million shares of common stock (2015 -  2.7 million, 2014 -  1.7 million) at a weighted average exercise price of $3.99 per share (2015 – $1.03, 2014 - $2.90). The options vest equally over a three-year period if the individuals remain affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of issue.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	1.13% to 1.21%	1.10% to 1.79%	1.10%
Dividend yield	0.24% to 0.27%	0% to 1.15%	—%
Volatility factor of the expected market price of common stock	74%	73% to 74%	70%
Weighted-average expected life of option	5.0 years	5.0 years	3.5 years
Weighted-average grant date fair value	$2.36	$0.49	$1.45

During the year ended December 31, 2016, the Company recorded stock option expense of $1.0 million (2015 -$1.3 million, 2014 - $1.3 million) while the corresponding fair value of awards vesting in the period was $1.3 million (2015 - $1.5 million and 2014 - $2.0 million). None of the stock option expense was capitalized as part of the cost of an asset or any other item on the Consolidated Balance Sheet.

At December 31, 2016, there was $1.4 million (2015 - $1.6 million, 2014 - $1.8 million) of unrecognized compensation expense related to 2.5 million (2015 - 4.2 million, 2014 - 2.7 million) unvested stock options outstanding.  This cost is expected to be recognized over a weighted-average period of approximately 1.6 years (2015 - 1.6 years, 2014 – 1.6 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2016:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands, except per share amounts)
Non-vested, beginning of year	4,182	$0.74
Granted	645	$2.36
Cancelled/Forfeited	(826)	$0.77
Vested	(1,538)	$0.85
Non-vested, end of year	2,463	$1.08

NOTE 13 NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments. Diluted net income (loss) per share is calculated using the treasury stock method. In applying the treasury stock method, employee stock options with an exercise price greater than the average quoted market price of the common shares for the period outstanding are not included in the calculation of diluted net income (loss) per share as the impact is anti-dilutive.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic income (loss) per share and diluted income (loss) for the year ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands, except per share amounts)
Net income (loss)	$21,055	$(20,450)	$(311,943)

Weighted average common shares outstanding:	298,772	300,341	297,763
Effect of employee stock-based awards	1,701	—	—
Diluted shares outstanding:	300,474	300,341	297,763

Net income (loss) per share - basic:	$0.07	$(0.07)	$(1.05)
Net income (loss) per share - diluted:	$0.07	$(0.07)	$(1.05)

Options to purchase 2.0 million shares of common stock at an average exercise price of $3.91 at December 31, 2016 were not included in the computation of diluted weighted average shares because their exercise price exceeded the average price of the Company’s common stock for the year ended December 31, 2016 and their effect would have been anti-dilutive. In 2015 and 2014, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2016, the Company’s commitments include long-term operating leases covering office space, land and equipment purchase commitments, exploration expenditures, option payments on properties and reclamation costs for the following minimum amounts:

	Payments due by period
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations (office rent)	$494	$309	$315	$318	$257	$512	$2,205
Operating lease obligations (mining and surface rights)	2,044	2,337	2,332	2,291	2,261	2,466	13,731
Reclamation costs(1)	751	415	690	3,540	2,709	2,810	10,915
Total	$3,289	$3,061	$3,337	$6,149	$5,227	$5,788	$26,851

(1)	Amounts presented represent the undiscounted uninflated future payments.

For the year ended December 31, 2016, the Company had rental expense under operating leases of $0.4 million (2015 - $0.5 million; 2014 - $0.5 million).

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States. These surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2016, there were $4.8 million of outstanding surety bonds (2015 -

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

$4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with an upfront 10% deposit of $0.5 million which is included in Other Assets in the Consolidated Balance Sheet.

Other potential contingencies

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

The Company and its predecessors have transferred their interest in several mining properties to third parties throughout its history.  The Company could remain potentially liable for environmental enforcement actions related to its prior ownership of such properties.  However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

NOTE 15 RELATED PARTY TRANSACTIONS

The Company incurred the following expense (income) in respect to the related parties outlined below:

	Year ended December 31,
	2016	2015	2014
Lexam L.P.	$187	$104	$93
Lexam VG Gold	85	(1)	(72)
REVlaw	124	59	—

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	Year ended December 31,
	2016	2015
Lexam L.P.	$—	$66
Lexam VG Gold	27	—
REVlaw	148	59

An aircraft owned by Lexam L.P. (which is controlled by Robert R. McEwen, limited partner and beneficiary of Lexam L.P. and the Company’s Chairman and Chief Executive Officer) has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice. Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate approved by the Company’s independent board members under a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.

Robert R. McEwen is the Non-Executive Chairman of Lexam VG Gold (“Lexam”) and holds 27% ownership in Lexam. The Company has agreed to share services with Lexam VG Gold Inc. including rent, personnel, office expenses and other administrative services. These transactions are in the normal course of business. Subsequent to the period-end, on February 13, 2017, the Company entered into an agreement pursuant to which the Company would acquire all of the issued and outstanding securities of Lexam. Refer to Note 18 Subsequent Events for further details.

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel are provided by REVlaw in the normal course of business.  These legal fees have been recorded at their exchange amount and these transactions are in the normal course of business.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 16 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals exploration company focused on precious metals in Argentina, Mexico and the United States. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments and not provided to the CODM for review are included in Corporate and other and are provided in this note for reconciliation purposes.

The CODM reviews segment income (loss), defined as gold and silver sales less production costs applicable to sales, mine development costs, exploration costs, property holding costs and general and administrative expenses for all segments except for the MSC segment which is evaluated based on the attributable equity income. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

In the fourth quarter of 2016, the Company changed the measurement methods used to determine segment profit or loss composition of its reportable segments as a result of the change in the way that the CODM assesses performance and allocates resources. As a result, the Company separately reported segment income (loss) attributable to Los Azules and MSC. The updated composition of segments reflects the distinct economic characteristic of each mine/project.

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

					Total
					Segment
Year ended December 31, 2016	Mexico	MSC	Los Azules	Nevada	Income (loss)
Gold and silver sales	$60,388	$—	$—	$—	$60,388
Production costs applicable to sales	(28,133)	—	—	—	(28,133)
Mine development costs	(1,174)	—	—	(2,692)	(3,866)
Exploration costs	(4,100)	—	(1,649)	(1,973)	(7,722)
Property holding costs	(1,642)	—	(405)	(1,489)	(3,536)
General and administrative expenses	(2,688)	—	(646)	(228)	(3,562)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	12,951	—	—	12,951
Segment income (loss)	$22,651	$12,951	$(2,700)	$(6,382)	$26,520
Corporate and other
Other exploration					(237)
General and administrative expenses					(9,172)
Depreciation					(1,169)
Revision of estimates and accretion of reclamation obligations					(595)
Interest and other income					835
Gain on sale of assets					24
Gain on sale of marketable equity securities					22
Other-than-temporary impairment on marketable equity securities					(882)
Unrealized gain on derivatives					1,379
Foreign currency gain					581
Net income before income taxes					$17,306

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

					Total
					Segment
Year ended December 31, 2015	Mexico	MSC	Los Azules	Nevada	Income (loss)
Gold and silver sales	$72,956	$—	$—	$—	$72,956
Production costs applicable to sales	(34,607)	—	—	—	(34,607)
Mine development costs	(761)	—	—	(408)	(1,169)
Exploration costs	(4,526)	—	(1,481)	(2,517)	(8,524)
Property holding costs	(2,471)	—	(356)	(1,509)	(4,336)
General and administrative expenses	(3,953)	—	(647)	(203)	(4,803)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	2,414	—	—	2,414
Segment income (loss)	$26,638	2,414	$(2,484)	$(4,637)	$21,931
Corporate and other
Other exploration					(274)
General and administrative expenses					(7,242)
Depreciation					(942)
Revision of estimates and accretion of reclamation obligations					(429)
Impairment of mineral property interests and property and equipment					(50,600)
Impairment of investment in Minera Santa Cruz S.A.					(11,777)
Interest and other income					2,404
Gain on sale of assets					13
Foreign currency gain					1,906
Net loss before income taxes					$(45,010)

					Total
					Segment
Year ended December 31, 2014	Mexico	MSC	Los Azules	Nevada	Income (loss)
Gold and silver sales	$45,303	—	$—	$—	$45,303
Production costs applicable to sales	(40,608)	—	—	—	(40,608)
Mine construction costs	(1,723)	—	—	—	(1,723)
Mine development costs	(1,829)	—	—	—	(1,829)
Exploration costs	(5,468)	—	(2,453)	(3,060)	(10,981)
Property holding costs	(1,829)	—	(610)	(3,926)	(6,365)
General and administrative expenses	(3,194)	—	(969)	(211)	(4,374)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(5,284)	—	—	(5,284)
Segment income (loss)	(9,348)	(5,284)	(4,032)	(7,197)	(25,861)
Corporate and other
Other exploration					(351)
General and administrative expenses					(7,695)
Depreciation					(979)
Revision of estimates and accretion of reclamation obligations					(407)
Impairment of mineral property interests and property and equipment					(353,736)
Impairment of investment in Minera Santa Cruz S.A.					(21,162)
Interest and other expense					259
Gain on sale of assets					26
Registration taxes					(6,788)
Foreign currency loss					(2,419)
Net loss before income taxes					(419,113)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Geographic information

	Long-lived Assets		Revenue(1)
	Year ended December 31,		Year ended December 31,
	2016	2015	2016	2015	2014
Canada	$663	$763	$—	$—	$—
Mexico	27,582	24,067	60,388	72,956	45,303
USA	37,620	36,967	—	—	—
Argentina(2)	353,879	358,845	—	—	—
Total consolidated	$419,744	$420,642	$60,388	$72,956	$45,303

(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $162.0 million as of December 31, 2016 (December 31, 2015 - $167.1 million).

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2016, 2015 and 2014, sales to Bank of Nova Scotia were $58.1 million (96%), $67.2 million (92%) and $43.2 million (95%), respectively, of total gold and silver sales.

Capital Expenditures information

Capital expenditures includes acquisitions of Property and Equipment and Mineral Property Interests, net of dispositions.

	Capital Expenditures
	Year ended December 31,
	2016	2015	2014
Mexico	$5,401	$700	$1,843
Los Azules	—	2	(3)
Nevada	764	62	2
Total segment capital expenditures	$6,165	$764	$1,842
Corporate and other	—	—	908
Consolidated total for capital expenditures	$6,165	$764	$2,750

NOTE 17 FAIR VALUE ACCOUNTING

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2016 and 2015. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8,543	$6,749	$1,794	$—
Total	$8,543	$6,749	$1,794	$—

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

	Fair Value as at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$1,032	$1,032	$—	$—
Total	$1,032	$1,032	$—	$—

The Company's investments include marketable equity securities which are exchange traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

Furthermore, as noted in Note 2, Investments, the Company’s investments also include warrants to purchase common stock of certain extractive industry companies. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy. The main inputs used in the valuation of the warrants are volatility, interest rate, dividend yield and exercise price of the instruments.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 18 SUBSEQUENT EVENTS

Proposed Acquisition of Lexam VG Gold Inc.

On February 13, 2017, the Company entered into an Arrangement Agreement with Lexam VG Gold Inc., a corporation existing under the laws of the Province of Ontario, Canada (“Lexam”), pursuant to which the Company has agreed to acquire all of the issued and outstanding common shares of Lexam (the “Arrangement”). The Arrangement will be implemented by way of a plan of arrangement and is subject to approval by the shareholders of Lexam and the Ontario Superior Court of Justice (Commercial List). Completion of the Arrangement will result in Lexam becoming a wholly-owned subsidiary of the Company.

Pursuant to, and subject to the terms and conditions of, the Arrangement Agreement and the plan of arrangement, the Company will acquire all of the issued and outstanding shares of Lexam (the “Lexam Shares”) in exchange for shares of common stock of the Company at a ratio of 0.056 of a share of the Company’s common stock for each Lexam Share. If consummated, the Company expects to issue approximately 12,689,709 shares of common stock, or approximately 4% of the outstanding shares of the Company’s common stock, to Lexam shareholders. In addition, all issued and outstanding options to acquire Lexam Shares will be converted into options to purchase shares of common stock of the Company at a ratio of 0.056 of a share of the Company’s common stock for each Lexam Share underlying each such Lexam option. The exchange ratio of 0.056 will not be adjusted for any subsequent changes in market prices of the Lexam Shares or the Company’s common stock prior to the closing of the Arrangement.

Consummation of the Arrangement is subject to various conditions, including, among others: (i) the approval of Lexam’s shareholders of the Arrangement and any other necessary actions related thereto; (ii) approval of the Court; (iii) approval of the listing of the shares of the Company’s common stock issuable to holders of Lexam Shares on the NYSE and the TSX; (iv) holders of not more than five percent of the issued and outstanding Lexam Shares exercising rights of dissent in respect of the Arrangement; (v) the accuracy of each party’s representations and warranties (subject to certain materiality qualifiers); and (vi) the absence of a material adverse effect in respect of each party.

The Arrangement Agreement includes customary representations, warranties, and covenants by the parties, including, among others, a covenant of Lexam not to solicit competing or alternative transactions, subject to certain exceptions to

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

permit Lexam’s Board of Directors to comply with its fiduciary duties, including the right of Lexam to enter into a “Superior Proposal” (as defined in the Arrangement Agreement).

The Arrangement agreement also includes customary deal protection and non-solicitation provisions in favour of the Company, including a break fee of $2.1 million payable to the Company in certain circumstances, and fiduciary out provisions for the benefit of Lexam.  Lexam is entitled to a reverse break fee of the same amount payable in certain other circumstances.

Our Chairman and Chief Executive Officer, Mr. Robert R. McEwen, our Chairman and Chief Executive Officer, is also a principal shareholder of Lexam. In order to comply with NYSE rules, Mr. McEwen will not be entitled to receive shares of the Company’s common stock in exchange for his Lexam Shares in an amount representing more than 1% of the issued and outstanding shares of the Company without obtaining the prior approval of the Company’s shareholders. The Company expects to seek such shareholder approval at its 2017 Annual Meeting of Shareholders. If such shareholder approval is not obtained, the Company will pay for such excess shares in cash.

Closing of the transaction is expected to occur by May 23, 2017.

NOTE 19 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2016, 2015, and 2014.

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited) (in thousands, except per share)
Net income (loss)	$12,985	$8,353	$4,208	$(4,491)
Net income (loss) per share:
Basic	$0.04	$0.03	$0.01	$(0.01)
Diluted	$0.04	$0.03	$0.01	$(0.01)
Weighted average shares outstanding:
Basic	298,242	298,237	298,510	299,518
Diluted	298,554	299,791	301,045	301,102

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited) (in thousands, except per share)
Net income (loss)	$6,021	$(14,116)	$2,633	$(14,988)
Net income (loss) per share:
Basic	$0.02	$(0.05)	$0.01	$(0.05)
Diluted	$0.02	$(0.05)	$0.01	$(0.05)
Weighted average shares outstanding:
Basic	297,255	300,530	300,530	300,107
Diluted	297,266	300,530	300,530	300,107

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

NOTE 20 COMPARATIVE FIGURES

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

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, are included in Item 8 of this annual report on Form 10‑K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10‑K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2017.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in this Item 11 is incorporated by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in this Item 12 is incorporated by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 1, 2017		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Robert R. McEwen

/s/ ANDREW ELINESKY	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Andrew Elinesky

/s/ ALLEN V. AMBROSE	Director	March 1, 2017
Allen V. Ambrose

/s/ MICHELE L. ASHBY	Director	March 1, 2017
Michele L. Ashby

/s/ LEANNE M. BAKER	Director	March 1, 2017
Leanne M. Baker

/s/ RICHARD W. BRISSENDEN	Director	March 1, 2017
Richard W. Brissenden

/s/ GREGORY P. FAUQUIER	Director	March 1, 2017
Gregory P. Fauquier

/s/ DONALD R. M. QUICK	Director	March 1, 2017
Donald Quick

/s/ MICHAEL L. STEIN	Director	March 1, 2017
Michael L. Stein

EXHIBIT INDEX

2.1

Arrangement Agreement, dated February 13, 2017, by and between the Company and Lexam VG Gold Inc. (incorporated by reference from the Report on Form 8-K filed with the SEC on February 17, 2017, Exhibit 2.1, File No. 001-33190)

3.1.1

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Report on Form 8‑K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001‑33190)
10.1*	Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190)
10.2*	Form of Stock Option Agreement for executives of the Company
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
10.5

Settlement Agreement dated for reference purposes February 4, 2013 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8‑K filed with the SEC on February 7, 2013, Exhibit 10.1, File No. 001‑33190)

10.6

Refining Agreement dated December 16, 2013, by and among the Company and Johnson Matthey Gold & Silver Refining Inc. (incorporated by reference from the Report on Form 10‑K filed with the SEC on March 10, 2014, Exhibit 10.8, File No. 001‑33190)

10.7

Mining Production Work Agreement dated September 23, 2013, by and among the Company, and Exploraciones Mineras Del Desierto SA de CV (incorporated by reference from the Report on Form 10‑K filed with the SEC on March 10, 2014, Exhibit 10.9, File No. 001‑33190)

10.8*

Employment Agreement between the Company and Xavier Ochoa dated September 2, 2016 (incorporated by reference from the Report on Form 8 K filed with the SEC on September 12, 2016, Exhibit 10.1, File No. 001 33190)

10.9*

English summary of an Agreement between Andes Corporacion Minera S.A and Xavier Ochoa dated September 6, 2016 (incorporated by reference from the Report on Form 8 K filed with the SEC on September 12, 2016, Exhibit 10.2, File No. 001 33190)

10.10

English Summary of Line of Credit Agreement, dated April 17, 2015, and finalized May 29, 2015 between Banco Nacional de Comercio Exterior and Compañia Minera Pangea (incorporated by reference to Form 8-K filed with the SEC on June 2, 2015, Exhibit 10.1, File No. 001-33190)

10.11

Guaranty and Subordination Agreement, dated April 17, 2015, by McEwen Mining Inc. for the benefit of El Banco Nacional de Comercio Exterior, S.N.C. (incorporated by reference to Form 8-K filed with the SEC on June 2, 2015, Exhibit 10.2, File No. 001-33190)

10.12+	Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”).
10.12.1+	First Amendment to OJVA, dated May 14, 2002.
10.12.2+	Second Amendment to OJVA, dated August 27, 2002.
10.12.3+	Third Amendment to OJVA, dated September 10, 2004.
10.12.4+	Fourth Amendment to OJVA, dated September 17, 2010.
16	Letter from KPMG LLP dated December 3, 2015 addressed to the SEC (incorporated by reference to Form 8-K filed with the SEC on December 3, 2015, Exhibit 16.1, File No. 001-33190)
21+	List of subsidiaries of the Company
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen.
31.2+	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Andrew Elinesky.
32+	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky
101+

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (ii) the Audited Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to the Audited Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

+Filed with this report.