Form 10-Q
period 2017-03-31
McEwen Mining Inc.
filed 2017-05-04
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 311,871,121 shares outstanding as of May 3, 2017.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2017	2016
REVENUE:
Gold and silver sales	$14,833	$21,190
	14,833	21,190
COSTS AND EXPENSES
Production costs applicable to sales	6,984	9,067
Mine development costs	1,115	698
Exploration costs	8,444	1,740
Property holding costs	1,188	1,147
General and administrative	4,293	2,768
Depreciation	327	239
Revision of estimates and accretion of asset reclamation obligations (note 6)	105	124
Income from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(190)	(4,963)
Total costs and expenses	22,266	10,820
Operating (loss) income	(7,433)	10,370
OTHER INCOME (EXPENSE):
Interest income (expense) and other income (expense)	(68)	228
Gain on sale of assets	11	—
Gain on sale of marketable equity securities (note 2)	—	22
Other-than-temporary impairment on marketable equity securities (note 2)	—	(285)
Unrealized gain on derivatives (note 2)	1,791	—
Foreign currency gain	25	783
Total other income	1,759	748
(Loss) Income before income taxes	(5,674)	11,118
Income taxes recovery (note 7)	2,656	1,867
Net (loss) income	(3,018)	12,985
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available-for-sale securities, net of taxes	3,875	(124)
Comprehensive income	$857	$12,861
Net (loss) income per share (note 9):
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04
Weighted average common shares outstanding (thousands) (note 9):
Basic	299,575	298,242
Diluted	299,575	298,554

Return of capital distribution declared per common share (note 8)	0.005	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,890	$37,440
Investments (note 2)	15,329	8,543
Value added taxes receivable	6,340	4,304
Inventories (note 3)	29,453	26,620
Other current assets	1,703	1,667
Total current assets	81,715	78,574
Mineral property interests (note 4)	242,107	242,640
Investment in Minera Santa Cruz S.A. (note 5)	159,985	162,320
Property and equipment, net	14,255	14,252
Other assets (note 13)	1,316	532
TOTAL ASSETS	$499,378	$498,318
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,836	$20,044
Current portion of asset retirement obligation (note 6)	530	537
Total current liabilities	23,366	20,581
Asset retirement obligation, less current portion (note 6)	9,411	9,306
Deferred income tax liability (note 7)	22,121	23,665
Other liabilities	1,705	1,727
Total liabilities	$56,603	$55,279

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 299,590 as of March 31, 2017 and 299,570 as of December 31, 2016 issued and outstanding (in thousands)	1,359,224	1,360,345
Accumulated deficit	(921,990)	(918,972)
Accumulated other comprehensive income	5,541	1,666
Total shareholders’ equity	442,775	443,039
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$499,378	$498,318

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent events, note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation	—	353	—	—	353
Return of capital distribution (note 8)	—	(1,489)	—	—	(1,489)
Share repurchase	(558)	(582)	—	—	(582)
Other-than-temporary impairment on marketable equity securities (note 2)			285		285
Unrealized loss on available-for-sale securities, net of taxes (note 2)	—	—	(124)	—	(124)
Net income	—	—	—	12,985	12,985
Balance, March 31, 2016	298,076	$1,357,426	$(664)	$(927,042)	$429,720

Balance, December 31, 2016	299,570	$1,360,345	$1,666	$(918,972)	$443,039
Stock-based compensation	—	330	—	—	330
Exercise of stock options (note 8)	20	47			47
Return of capital distribution (note 8)	—	(1,498)	—	—	(1,498)
Unrealized gain on available-for-sale securities, net of taxes (note 2)	—	—	3,875	—	3,875
Net loss	—	—	—	(3,018)	(3,018)
Balance, March 31, 2017	299,590	$1,359,224	$5,541	$(921,990)	$442,775

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Cash paid to suppliers and employees	$(24,242)	$(8,457)
Cash received from gold and silver sales	14,833	20,319
Dividends received from Minera Santa Cruz S.A. (note 5)	2,525	2,626
Interest received	34	220
Cash (used in) provided by operating activities	(6,850)	14,708
Cash flows from investing activities:
Acquisition of mineral property interests	—	(450)
Additions to property and equipment	(350)	(145)
Proceeds from disposal of property and equipment	36	—
Cash used in investing activities	(314)	(595)
Cash flows from financing activities:
Repayment of short-term bank indebtedness	—	(3,395)
Return of capital distribution (note 8)	(1,498)	(1,489)
Share repurchase	—	(582)
Proceeds from the exercise of stock options	47	—
Cash used in financing activities	(1,451)	(5,466)
Effect of exchange rate change on cash and cash equivalents	65	102
(Decrease) increase in cash and cash equivalents	(8,550)	8,749
Cash and cash equivalents, beginning of period	37,440	25,874
Cash and cash equivalents, end of period	$28,890	$34,623

Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	$(3,018)	$12,985
Adjustments to reconcile net income (loss) from operating activities:
Income from investment in Minera Santa Cruz S.A., net of amortization (note 5)	(190)	(4,963)
Other-than-temporary impairment on marketable equity securities (note 2)	—	285
Gain on disposal of fixed assets	(11)	—
Recovery of deferred income taxes (note 7)	(2,656)	(1,867)
Gain on sale of marketable securities	—	(22)
Stock-based compensation	330	353
Depreciation	327	239
Accretion of asset retirement obligation	105	124
Amortization of mineral property interests and asset retirement obligations	533	322
Foreign exchange gain	(65)	(102)
Unrealized gain on derivative investments (note 2)	(1,791)	—
Change in non-cash working capital items:
(Increase) decrease in VAT taxes receivable, net of collection of $448 (2016 - $6,771)	(2,040)	5,905
(Increase) decrease in other assets related to operations	(3,655)	206
Increase (decrease) in liabilities related to operations	2,756	(1,383)
Dividends received from Minera Santa Cruz S.A.	2,525	2,626
Cash (used in) provided by operating activities	$(6,850)	$14,708

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, the Consolidated Balance Sheets as at March 31, 2017 (unaudited) and December 31, 2016, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.  Except as noted below, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016.  The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning after December 5, 2016, with early adoption permitted. Adoption of this guidance by the Company, effective March 31, 2017 had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements

Business Combinations: Definition of a business: In January 2017, the FASB issued ASU No. 2017-01 which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The update to the standard is effective for the Company beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s Consolidated Financial Statements.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued ASU No. 2016-16, to modify the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions. ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted as of the beginning of an annual period. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s Consolidated Financial Statements.

Revenue from Contracts with Customers: In 2016, the FASB issued three separate accounting standard updates regarding Topic 606: ASU 2016-08, ASU 2016-10 and ASU 2016-12. These ASUs outline amendments to Topic 606 which is not yet effective, including reporting revenue gross versus net, identifying performance obligations and licensing and narrow-scope improvements and practical expedients. The effective date and transition requirements for the amendments listed in these updates are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09) which is January 1, 2018, with earlier application permitted. The Company will not be early adopting Topic 606.

The new guidance permits two methods of adoption: (i) the full retrospective method, under which comparative periods would be restated, and the cumulative impact of applying the standard would be recognized as at January 1, 2017, the earliest period presented; and (ii) the modified retrospective method, under which comparative periods would not be restated and the cumulative impact of applying the standard would be recognized at the date of initial adoption, January 1, 2018.  The Corporation expects to use the modified retrospective approach; however, it continues to monitor industry developments. Any significant industry developments could change the Company’s expected method of adoption.

The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s consolidated financial statements. We have identified two potential areas of impact including bullion and doré sales from our Mexico Operations and doré and concentrate sales from the San Jose mine which has an effect on the income (loss) from the investment in MSC under the equity method of accounting. To date, the Company has reviewed a sample of sale agreements, and management is still in the process of completing the assessment.  Based on the analysis completed thus far, the standard may have an impact on the timing of revenue recognition due to a potential change in timing of control being transferred to the customer. The Company also continues to assess the impact of the new standard on other aspects of revenue recognition, such as potential impact on insurance and shipping services arranged by the Company on behalf of its customers. We will continue to assess and implement the new revenue recognition policy and any related impact on our internal controls with an expectation of having an update to the impact of the standard in the second quarter of 2017.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect of this amendment and the impact it will have on the Company’s Consolidated Financial Statements.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. The Company classifies the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices. The warrants are recorded at fair value using the Black-Scholes option pricing model. The following is a summary of the balances as of March 31, 2017 and December 31, 2016:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of March 31, 2017	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$6,749	$—	$—	$4,995	$—	$11,744
Warrants	1,794	—	—	—	1,791	3,585
Investments	$8,543	$—	$—	$4,995	$1,791	$15,329

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2016	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$1,032	$4,004	$(470)	$3,043	$(860)	$6,749
Warrants	—	415	—	—	1,379	1,794
Investments	$1,032	$4,419	$(470)	$3,043	$519	$8,543

As of March 31, 2017, the cost of the marketable equity securities and warrants was approximately $4.9 million (December 31, 2016 - $4.9 million).

The Company maintains a portfolio of warrants on equity interest in publicly traded securities for investment purposes. As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2017, the Company recorded an unrealized gain of $1.8 million (March 31, 2016 - $nil).

The gains and losses for available-for-sale securities are included in other comprehensive income and not reported in Net Income (Loss) unless the securities are sold or if there is an other-than- temporary decline in fair value below cost.

During the three months ended March 31, 2017, the Company reviewed its investment portfolio to determine if any security was other-than-temporarily impaired (“OTTI”). An OTTI security would require the Company to record an impairment charge in the statement of operations in the period any such determination is made. In making this determination, the Company evaluated, among other things, the duration and extent to which the fair value of a security was less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. From this assessment, the Company concluded that none of its marketable equity securities were considered OTTI (March 31, 2016 - $0.3 million).

The Company recorded a gain, net of tax, in other comprehensive income, of $3.9 million ($5.0 million pre-tax) for the three months ended March 31, 2017. The gain was recorded in accumulated other comprehensive income and is reported as a separate line item in the shareholders' equity section of the balance sheet. During the three months ended March 31, 2016, the Company recognized a loss, net of tax, in other comprehensive loss of $0.1 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3   INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Material on leach pads	$16,611	$14,267
In-process inventory	3,572	4,953
Stockpiles	2,723	1,102
Precious metals	5,059	5,035
Materials and supplies	1,488	1,263
Inventories	$29,453	$26,620

NOTE 4 MINERAL PROPERTY INTEREST

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy.  During the three months ended March 31, 2017, the Company did not identify events or changes in circumstances affecting the carrying values of its long-lived assets.

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at the El Gallo 1 Mine as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the straight-line method over the estimated useful life of the mine.

For the three months ended March 31, 2017, the Company recorded $0.5 million (March 31, 2016, $0.3 million), of amortization expense related to the El Gallo 1 Mine, which is included in Production Costs Applicable to Sales in the Consolidated Statement of Operations and Comprehensive Income (Loss).

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investment in MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, are translated into U.S. GAAP by MSC’s management. As such, the summarized financial data presented under this heading is in accordance with U.S. GAAP.

The Company’s 49% attributable share of results of operations from its investment in MSC was income of $0.2 million for the three months ended March 31, 2017 (March 31, 2016 - $5.0 million). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated mineral property interest fair value increment and deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

For the three months ended March 31, 2017, income tax recovery from the depreciation of the fair value increment was almost completely offset by the impact of the appreciation of the Argentina peso relative to the U.S. dollar on the deferred tax liability. In the comparative period in 2016, the impact of the devaluation of the Argentina peso relative to the U.S. dollar resulted in higher recovery of deferred income taxes.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the period ended March 31, 2017, the Company did not identify any potential triggering events for impairment in relation to its investment in MSC, and consequently the Company did not record any impairment during the period.

During the three months ended March 31, 2017, the Company received $2.5 million in dividends from MSC, compared to $2.6 million during the same period in 2016.

Changes in the Company’s investment in MSC for the three months ended March 31, 2017 and year ended December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Investment in MSC, beginning of the period	$162,320	$167,107
Attributable net income (loss) from MSC	2,147	15,961
Amortization of fair value increments	(2,069)	(12,274)
Income tax recovery	112	9,264
Dividend distribution received	(2,525)	(17,738)
Investment in MSC, end of the period	$159,985	$162,320

A summary of the operating results from MSC for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016
Minera Santa Cruz S.A. (100%)
Net Sales	$48,343	$52,072
Production costs applicable to sales	(36,699)	(37,727)
Net income	4,381	8,728

Portion attributable to McEwen Mining Inc. (49%)
Net income	$2,147	$4,042
Amortization of fair value increments	(2,069)	(3,682)
Income tax recovery	112	4,603
Income from investment in MSC, net of amortization	$190	$4,963

As of March 31, 2017, MSC had current assets of $104.1 million, total assets of $461.9 million, current liabilities of $58.3 million and total liabilities of $135.3 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $103.3 million, total assets of $286.6 million, current liabilities of $62.4 million, and total liabilities of $87.2 million as at March 31, 2017.

NOTE 6 RECLAMATION OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The two most significant properties subject to these obligations are the Tonkin property in Nevada and the El Gallo 1 mine in Mexico. The Final Plan for Permanent Closure (“FPPC”) and the Amended Plan of Operations for the Tonkin property was approved by the Nevada Division of Environmental Protection (“NDEP”) and by the Bureau of Land Management (“BLM”) pursuant to the Finding of No Significant Impact in March 2012 and September 2015, respectively. Subsequently, on October 3, 2015 the BLM requested an updated bonding requirement in the amount of $3.6 million, which is covered within the surety bonds obtained by the Company as of March 31, 2017. Under current Mexican regulations, surety bonding of projected reclamation costs is not required.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2017 and for the year ended December 31, 2016 are as follows:

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	March 31, 2017	December 31, 2016
Asset retirement obligation liability, beginning of the period	$9,843	$7,784
Settlements	(7)	(66)
Accretion of liability	105	506
Adjustment reflecting updated estimates	—	1,619
Asset retirement obligation liability, ending balance	$9,941	$9,843
Current portion	(530)	(537)
Non-current portion	$9,411	$9,306

NOTE 7   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to income before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred tax asset associated with marketable securities and changes in the deferred tax liability associated with mineral property interests acquired in the Minera Andes acquisition. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentina peso and U.S. dollar.

For the three months ended March 31, 2017, the Company reduced the deferred income tax recovery by $1.6 million (March 31, 2016 - $1.9 million) as a result of the increased exploration spending in Los Azules, giving rise to a deferred tax benefit partially offset by the appreciation of the Argentina Peso. The Company also recorded an income tax recovery of $1.1 million (March 31, 2016 - $nil) due to the increase in value of its publicly traded securities classified as available for sale instruments, with the deferred tax benefit recognized in accumulated other comprehensive income.

NOTE 8   SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2017, 20,000 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at the weighted average exercise price of $2.34 per share for proceeds of $0.1 million.  This compares to nil shares of common stock issued upon exercise of stock options during the same period of 2016 under the Equity Incentive Plan.

During the three months ended March 31, 2017, the Company paid a semi-annual return of capital distribution of $0.005 (March 31, 2016 - $0.005), per share of common stock, for a total of $1.5 million (March 31, 2016 - $1.5 million).

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(amounts in thousands, except net income per share)
Net (loss) income	$(3,018)	$12,985

Weighted average common shares outstanding:	299,575	298,242
Effect of employee stock-based awards	—	312
Diluted shares outstanding:	299,575	298,554

Net (loss) income per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

For the three months ended March 31, 2017, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share. For the three months ended March 31, 2016, options to purchase 4.6 million shares of common stock outstanding, at an average exercise price of $3.26 per share, which were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during that period.

NOTE 10   RELATED PARTY TRANSACTIONS

The Company recorded the following expense (income) in respect to the related parties outlined below:

	Three months ended March 31,
	2017	2016
Lexam L.P.	$62	$20
Lexam VG Gold	(33)	23
REVlaw	49	23

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	March 31,	December 31,
	2017	2016
Lexam L.P.	$—	$—
Lexam VG Gold	—	27
REVlaw	21	148

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

Robert R. McEwen was the Non-Executive Chairman of Lexam VG Gold (“Lexam”) and held 27% ownership in Lexam. The Company agreed to share services with Lexam VG Gold Inc. including rent, personnel, office expenses and other administrative services. These transactions were in the normal course of business. Subsequent to the period-end, on April

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

26, 2017, the Company completed the acquisition of 100% of the issued and outstanding securities of Lexam. Refer to Note 14 Subsequent Events for further details.

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel are provided by REVlaw in the normal course of business.  These legal fees have been recorded at their exchange amount and these transactions are in the normal course of business.

NOTE 11 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals exploration company focused on precious metals in Argentina, Mexico and the United States. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments and not provided to the CODM for review are included in Corporate and other and are provided in this note for reconciliation purposes.

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

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

					Total
					Segment
Three months ended March 31, 2017	Mexico	MSC	Los Azules	Nevada	Income (loss)
Gold and silver sales	$14,833	$—	$—	$—	$14,833
Production costs applicable to sales	(6,984)	—	—	—	(6,984)
Mine development costs	(155)	—	—	(960)	(1,115)
Exploration costs	(1,539)	—	(6,301)	(484)	(8,324)
Property holding costs	(982)	—	(1)	(205)	(1,188)
General and administrative expenses	(839)	—	(208)	(426)	(1,473)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	190	—	—	190
Segment income (loss)	$4,334	$190	$(6,510)	$(2,075)	$(4,061)
Corporate and other
Other exploration					(120)
General and administrative expenses					(2,820)
Depreciation					(327)
Revision of estimates and accretion of reclamation obligations					(105)
Interest and other expense					(68)
Gain on sale of assets					11
Unrealized gain on derivatives					1,791
Foreign currency gain					25
Net loss before income taxes					$(5,674)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

					Total
					Segment
Three months ended March 31, 2016	Mexico	MSC	Los Azules	Nevada	Income (loss)
Gold and silver sales	$21,190	$—	$—	$—	$21,190
Production costs applicable to sales	(9,067)	—	—	—	(9,067)
Mine development costs	(78)	—	—	(620)	(698)
Exploration costs	(785)	—	(310)	(588)	(1,683)
Property holding costs	(830)	—	(93)	(224)	(1,147)
General and administrative expenses	(719)	—	(39)	(55)	(813)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	4,963	—	—	4,963
Segment income (loss)	$9,711	4,963	$(442)	$(1,487)	$12,745
Corporate and other
Other exploration					(57)
General and administrative expenses					(1,955)
Depreciation					(239)
Revision of estimates and accretion of reclamation obligations					(124)
Interest and other income					228
Other-than-temporary impairment on marketable equity securities					(285)
Gain on sale of marketable securities					22
Foreign currency gain					783
Net income before income taxes					$11,118

Geographic information

	Long-lived Assets as at		Revenue(1)
	March 31,	December 31	Three months ended March 31,
	2017	2016	2017	2016
Canada	$1,409	$663	$—	$—
Mexico	27,098	27,582	14,833	21,190
USA	37,646	37,620	—	—
Argentina(2)	351,510	353,879	—	—
Total consolidated	$417,663	$419,744	$14,833	$21,190

(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $160.0 million as of March 31, 2017 (December 31, 2016 - $162.3 million).

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$15,329	$11,744	$3,585	$—
Total	$15,329	$11,744	$3,585	$—

	Fair Value as at December 31 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8,543	$6,749	$1,794	$—
Total	$8,543	$6,749	$1,794	$—

The Company's investments include marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

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

NOTE 13   COMMITMENTS AND CONTINGENCIES

Surety Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States. These surety bonds are available for draw down by the BLM in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. The Company believes that it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

As at March 31, 2017, there were $4.8 million of surety bonds outstanding (December 31, 2016 - $4.8 million). The annual financing fees are 1.5% of the value of the surety bonds, with a required initial deposit of 10% ($0.5 million), which is included in Other Assets in the Consolidated Balance Sheet.

NOTE 14 SUBSEQUENT EVENTS

Acquisition of Lexam VG Gold Inc. (“Lexam”)

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding common shares of Lexam by the way of the Arrangement Agreement dated February 13, 2017 and related Plan of Arrangement (the “Arrangement”). Pursuant to the Arrangement, each common share of Lexam was exchanged for 0.056 of a common share of the Company and each option to purchase a common share of Lexam was exchanged for a replacement option entitling the holder to acquire 0.056 share of the Company’s common stock. A total 12,281,295 shares of the Company’s common stock and 405,740 subscription receipts was issued at closing and Lexam became a wholly-owned subsidiary of the Company.

The Company’s Chairman and Chief Executive Officer, Robert R. McEwen, was also the non-executive Chairman of Lexam and he or his affiliates were principal shareholders of Lexam. In order to comply with NYSE rules, Mr. McEwen was not entitled to receive shares of the Company’s common stock in exchange for his Lexam Shares in an amount representing more than 1% of the issued and outstanding shares of the Company without obtaining the prior approval of the Company’s shareholders. As a result, an affiliate of Mr. McEwen was issued subscription receipts at the closing of the Arrangement and the Company’s shareholders are expected to vote on whether to approve the issuance of additional shares upon conversion of the subscription receipts at the 2017 annual meeting.

Each subscription receipt issued at the closing will automatically convert into one additional share of the Company’s common stock upon receipt of approval from the Company’s shareholders at the annual meeting scheduled for May 25, 2017. If the shareholders do not approve the issuance of the additional shares, the subscription receipts will convert into the right to receive a sum of cash based on the closing price of the Company’s common stock on the date immediately preceding the annual meeting.  If the subscription receipts are converted into common stock, the amount of the Company’s common stock issued in connection with the Arrangement would be approximately 4% of the outstanding shares of the Company’s common stock immediately preceding the effective date of the Arrangement.

The Company concluded that the acquired assets and assumed liabilities do not constitute a “business” under U.S. GAAP and accordingly, the acquisition will be accounted for as an asset acquisition rather than a business combination.  Transaction costs associated with the acquisition totaling $0.8 million were capitalized to Other Non-Current Assets for the Consolidated Balance Sheet at March 31, 2017.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at March 31, 2017 and compares it to our financial condition at December 31, 2016.  The discussion also analyzes our results of operations for the three months ended March 31, 2017 and compares those to the results for the three months ended March 31, 2016.  With regard to properties or projects that are not in production, we provide an update of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2016.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 30.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979.  Since inception, we have been engaged in the exploration for, development of, production and sale of gold, silver and copper.  We own and operate the producing El Gallo 1 Mine in Sinaloa, Mexico. We also own a 49% interest in MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina.  We also own the Gold Bar Project in Nevada, United States; the El Gallo 2 project in Mexico, the Los Azules Project in San Juan, Argentina, and a large portfolio of exploration properties in Argentina, Mexico and the United States.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Operating and Financial Highlights

Highlights for the first quarter of 2017 are included below and discussed further in Results of Consolidated Operations:

•	We reported $14.8 million in gold and silver sales, from the sale of 12,147 gold equivalent ounces by our El Gallo 1 mine.
•

We realized average prices of $1,220 and $17.54 per ounce of gold and silver, respectively, sold by the El Gallo 1 mine, and $1,253 and $18.18 per ounce of gold and silver, respectively, sold by the San José mine.

•	The El Gallo 1 mine reported production of 9,808 gold equivalent ounces, comprised of 9,730 ounces of gold and 5,794 ounces of silver.
•

The San José mine reported production of 40,664 gold equivalent ounces, comprised of 21,155 ounces of gold and 1,463,211 ounces of silver, based on a 100% basis, or 19,925 gold equivalent ounces, represented by 10,366 ounces of gold and 716,973 ounces of silver, based on the 49% basis attributable to us.

•	The El Gallo 1 mine reported total cash costs of $564 and all-in sustaining costs of $668 per gold equivalent ounce, respectively.

•	The San José mine reported total cash costs of $915 and all-in sustaining costs of $1,165 per gold equivalent ounce, respectively.
•	We spent $8.4 million in exploration activities, particularly at the Los Azules project.
•	We reported a net loss of $3.0 million, or $0.01 per share for the quarter.
•	Income from our investment in MSC was $0.2 million for the quarter, and we received $2.5 million in dividends during the three months ended March 31, 2017.
•	As of March 31, 2017, we reported $55.1 million in cash, investments and precious metals valued at the London P.M. Fix spot price and no short-term bank indebtedness(1).
•

On April 26, 2017, we completed the acquisition of Lexam VG Gold Inc. With this strategic acquisition, we add several assets located in the mining district of Timmins, Ontario, bringing the potential for development expansion through exploration.

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 30.

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
	(in thousands, except otherwise stated)
Gold and silver sales	$14,833	$21,190
Income on investment in MSC, net of amortization	$190	$4,963
Net (loss) income	$(3,018)	$12,985
Net (loss) income per common share	$(0.01)	$0.04
Consolidated gold ounces(1):
Produced	20	29
Sold	22	30
Consolidated silver ounces(1):
Produced	723	674
Sold	699	829
Consolidated gold equivalent ounces(1)(2):
Produced	30	38
Sold	31	41
Silver : gold ratio(2)	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José Mine.
(2)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2017 and 2016 is 75:1.

Consolidated Performance

For the period ended March 31, 2017, we reported a net loss of $3.0 million or $0.01 per share, compared to net income of $13.0 million or $0.04 per share for the first quarter in 2016.  The net loss was mainly due to a $6.4 million decrease in sales of gold and silver by our El Gallo 1 mine, coupled with a $6.7 million increase in exploration costs, primarily related to the drilling campaign performed at the Los Azules project.

During the first quarter of 2017, net income from our investment in MSC decreased to $0.2 million, from $5.0 million in 2016. Unusual storms damaged port facilities from which doré from San José is shipped, adversely affecting sales during the quarter. Despite the decrease in net income, MSC continued a strong operating performance that resulted in a dividend payment of $2.5 million to us.

Results of Consolidated Operations

Three months ended March 31, 2017 compared to 2016

Revenue.  Gold and silver sales for the period ended March 31, 2017 decreased to $14.8 million, from $21.2 million in 2016 due to a 33% decrease in gold equivalent ounces sold during the period at our El Gallo 1 mine, partially offset by a 4% and 20% increase in the average realized prices of gold and silver, respectively. The decrease in the number of gold equivalent ounces sold was in line with the decrease in production reported in the first quarter.  Based on our mine plan, we expect to increase production towards the second half of 2017.

Production costs applicable to sales.  Production costs applicable to sales at the El Gallo 1 mine decreased to $7.0 million in the period ended March 31, 2017, compared to $9.1 million in 2015, due to the 33% decrease in the number of gold equivalent ounces sold mentioned above, partly offset by higher costs per ounce resulting from lower average grades processed during the period.

Operating Income (Expenses)

Mine development costs, which relate to engineering and development expenditures incurred at our advanced-stage properties, increased to $1.1 million for the three months period ended March 31, 2017 from $0.7 million in the 2016 period, due to $0.3 million higher expenditures incurred in Nevada. Please refer to the Advanced-stage properties section for a complete discussion on these costs.

Exploration costs in the first quarter of 2017 increased by $6.7 million to $8.4 million from $1.7 million in 2016.  The increase is mainly due to $6.0 million higher exploration expenditures incurred at the Los Azules project, coupled with $0.7 million higher exploration costs incurred in Mexico. For a complete discussion on exploration costs, please refer to the Exploration properties section below.

General and administrative expenses increased to $4.3 million in 2017 from $2.8 million in 2016, mainly as a result of higher overhead from the development of Gold Bar and the advancement of Los Azules, as well as changes to senior management that occurred in the second half of 2016, which contribute to the increase on a period-over-period basis.  The appreciation of the Mexican peso and Argentina peso against the U.S. dollar in the first quarter of 2017, also contributed to the increase in general and administrative expenses, when compared to 2016.

Income from our investment in MSC decreased to $0.2 million in 2017, from $5.0 million in 2016 due to a decrease in revenue from lower gold and silver sales, coupled with higher production costs applicable to sales from the increase in head count and labour expenditures, and the appreciation of the Argentina peso against the U.S. dollar, compared to the same period of 2016.  Please refer to the section Results of Operations – MSC below, for further details.

Other income (expenses)

Other income increased to $1.8 million in the three months ended March 31, 2017 from $0.7 million in the same period of 2016, mainly due to a $1.8 million unrealized gain on derivative instruments, partly offset by lower currency gain and interest and other income (expense) reported in the prior quarter.

Recovery of income taxes

Recovery of income taxes increased to $2.7 million in the three months ended March 31, 2017, from $1.9 million in 2016, mainly due to $1.1 million income tax recovery to offset the unrealized gain in value of our investments, recorded through other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $58.3 million, consisting of $81.7 million of current assets and $23.4 million of current liabilities.  Our cash balance decreased from $37.4 million at December 31, 2016 to $28.9 million at March 31, 2017, as a result of an increase in cash used in operating activities, partly offset by a decrease in cash used in financing activities.   We believe that our working capital at March 31, 2017 is sufficient to satisfy any obligations due in the next 12 months, and to fund ongoing operations, development and corporate activities over the next 12 months.

If we make a positive construction decision and develop either of our advanced-stage properties, Gold Bar or El Gallo 2, we will need to raise additional capital of approximately $60 million or $150 million, respectively (under existing estimates), given that each property’s estimated capital costs significantly exceed our available working capital. In such case, we would explore several financing methods to complete the required development and construction stages, which may include incurring debt, issuing additional equity, equipment leasing and other forms of financing. Our ability to build either the Gold Bar or the El Gallo 2 projects is dependent on one or several of the alternatives being considered.

Net cash used in operations was $6.9 million in the three months ended March 31, 2017, compared to net cash provided by operations of $14.7 million for the same period in 2016.  The significant changes quarter over quarter include:

•	$14.8 million cash received from gold and silver sales in 2017, compared to $20.3 million in 2016, resulting from the lower number of ounces sold during 2017, previously mentioned.

•	Decrease in collection of VAT in Mexico to $0.4 million in the first quarter of 2017, compared to $6.8 million in the same period of 2016.

•	Increase in other assets related to operations, including inventory items, of $3.9 million during the first quarter of 2017.

Cash used in investing activities decreased to $0.3 million in 2017, from $0.6 million in 2016, mainly due to reduced property acquisitions.

We used $1.5 million in financing activities in 2017, compared to $5.5 million in 2016, primarily as a result of:

•	$1.5 million return of capital to our shareholders in 2017, compared to $1.5 million in 2016.

•	$nil repayment of the bank credit facility obtained by our Mexican subsidiary, compared to $3.4 million repaid in 2016; and

•	$nil share repurchase for the first quarter of 2017, compared to $0.6 million in share repurchases in the same period of 2016.

Results of Operations — Mexico Segment

The Mexico Segment includes the El Gallo 1 mine, the El Gallo 2 advanced-stage project, and exploration properties neighboring the El Gallo area.

El Gallo 1 mine

El Gallo 1 mine is a gold operating unit, 100% owned by us.  The mine is located in Sinaloa, Mexico.

The El Gallo 1 mine is a mature operation, which has mined and depleted various pits during its operating life.  The current operations are producing from lower grade deposits typical of late stage operations.  Exploration work is ongoing to replace production and extend the asset life beyond 2018.

Overview

The following table outlines production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three month period ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
	(in thousands, except otherwise stated)
Tonnes of mineralized material mined	225	220
Average grade gold (gpt)	1.2	2.1
Tonnes of mineralized material processed	309	250
Average grade gold (gpt)	1.3	3.6
Gold ounces:
Produced	10	20
Sold	12	18
Silver ounces:
Produced	6	6
Sold	11	6
Gold equivalent ounces(1):
Produced	10	20
Sold	12	18
Net sales	$14,833	$21,190
Average realized price ($/ounce)(2):
Gold	$1,220	$1,171
Silver	$17.54	$14.64
Silver : gold ratio(1)	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2017 and 2016 is 75:1.
(2)

Average realized prices is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 30 for additional information, including definitions of this term.

Gold and silver production

Production for the quarter ended March 31, 2017 decreased to 9,808 gold equivalent ounces, from 20,101 gold equivalent ounces in the comparable period in 2016, primarily due to lower average grades mined and processed, which decreased from an average 3.62 g/t for the first quarter of 2016 to an average 1.28 g/t in the same period of 2017.    Average grades processed were lower than in 2016, since we continue mining from our remaining lower grade pit; whereas in the first quarter of 2016, we processed higher grade ore stockpiled at the end of 2015.  The decrease in production was expected, and in line with our current production plan, which contemplates the increase in the number of gold equivalent ounces produced towards the second half of 2017.

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 225,409 and tonnes processed of 309,472 correspond to ore previously mined which was consumed from the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at the El Gallo 1 Mine) to March 31, 2017 is estimated at 60%.

Gold and silver sales

•

Revenue from the sale of gold and silver at our El Gallo 1 mine decreased by 30% to $14.8 million in the first quarter of 2017, compared to $21.2 million for the same period in 2016, due to a 33% decrease in the number of ounces of gold equivalent sold, partly offset by 4% and 20% increase in average realized prices of gold and silver during the period, respectively.

•

The average realized price of gold was $1,220 in the 2017 period, compared to $1,171 in the same period of 2016.  In comparison, the average London P.M. fix price for gold during the first quarter of 2017 was $1,219 per ounce, compared to $1,183 per ounce for the same period in 2016.

•

Further, the average realized price of silver was $17.54 in the 2017 period, compared to $14.64 in 2016. In comparison, the average London P.M. fix price for silver during the first quarter of 2017 was $17.42 per ounce, compared to $14.85 per ounce for the same period in 2016.

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo 1 mine:

	March 31,
	2017	2016
	(in thousands, except otherwise stated)
Total cash costs(1)	$6,846	$7,816
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$564	$432
All‑in sustaining costs(1)	$8,112	$9,627
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$668	$532
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 30 for additional information, including definitions of this term.

(2)

Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2017 and 2016 was 75:1.

2017 compared to 2016

Total cash costs per gold equivalent ounce for the El Gallo 1 Mine for the quarter ended March 31, 2017 were $564 compared to $432 for the same period in 2016. The increase in total cash costs per gold equivalent ounce is primarily due to lower average grades of ore processed, and the appreciation of the Mexican Peso against the US dollar, partly offset by lower extraction and input costs based on contracts renegotiated with certain vendors in 2017.

On an aggregate basis, total cash costs at El Gallo 1 Mine decreased by 12% to $6.8 million in 2017 from $7.8 million in the 2016 period, due to overall lower mine and production costs resulting from higher number of ounces sold from inventoried materials which partly offset the lower number of ounces sold produced from mined material and a temporary increase in mined waste required to expose mineralized material.

All-in sustaining costs for the quarter ended March 31, 2017 were $668 per gold equivalent ounce, compared to $532 per gold equivalent ounce in the same period in 2016.

On an aggregate basis, all-in sustaining costs decreased by 16% to $8.1 million for the three month period ended March 31, 2017 from $9.6 million in the 2016 period, due to higher sales of ounces produced from inventoried materials, partly offset by lower ounces mined, short term increased waste mining and higher exploration expenses.  Despite the decrease in aggregate all-in sustaining costs, all-in sustaining costs on a per ounce basis increased by 22% due to a reduction in the number of gold equivalent ounces sold, over which the all-in sustaining costs are spread.

For 2017, we have budgeted a total of $2.0 million for sustaining and capital expenditures activities, from which we have spent $0.1 million during the first quarter of 2017.

Advanced-stage Properties - El Gallo 2

El Gallo 2 Project

As a result of changes in commodity prices since the publication of the technical report titled “El Gallo Complex Phase II Project, NI 43-101 Technical Report, Feasibility Study, Mocorito Municipality, Sinaloa, Mexico” with an effective date of September 10, 2012 (the “2012 Report”), we are of the view that there is no current feasibility study in respect of the El Gallo 2 project. We believe that the figures set out in the 2012 Report are historical and should not be relied on.

During the first quarter of 2017, we spent $0.2 million on studies for the advancement of feasibility and development of the El Gallo 2 project.  These studies intend to identify opportunities to reduce initial capital investment required to start the project and seek to reduce operating costs while minimizing the impact on production. Potential changes include different mill configurations, mine plans, and tailings deposition methods. The $180 million of capital expenditures required in the El Gallo 2 feasibility study has not been updated to reflect these possible changes.

Our 2017 budget for El Gallo 2 is approximately $6.5 million, including $3.4 million for exploration and $3.1 million for the advancement of feasibility and development.  During the quarter ended March 31, 2017 we have incurred $0.6 million in exploration and $0.2 million advancement of feasibility and development.

Exploration Activities – Mexico

El Gallo area, Sinaloa, México

We are exploring at the El Gallo area with the objective of determining the prospects of the properties that we hold in areas adjacent to the El Gallo 1 mine and the El Gallo 2 advanced-stage property.

During the quarter, comprehensive digital evaluation of all geochemistry, geophysics, mapping and drill exploration data was completed resulting in a recommendation of high probability exploration areas of interest to evaluate. From this, we have identified a number of areas to follow up on including further detailed surface mapping, rock sampling, soil sampling and reverse circulation and core drilling if warranted.

During the quarter, we acquired a small mobile reverse circulation drill rig capable of conducting reconnaissance drilling with a minimal footprint, to work in the area adjacent to the El Gallo, and accelerate exploration drilling activities at lower costs.

For 2017, we have budgeted a total of $1.8 million for exploration at the El Gallo area, including areas located close to the existing facilities (El Cobre, El Chorro, Dos Amigos). We are also pursuing areas further afield including the Tescalama and Mapiri areas that have historical, artisanal mining activities noted along with anomalous rock and soil geochemistry from primary phase exploration.  As of March 31, 2017, $0.9 million have been spent in exploration in the El Gallo area.

Infill drilling is to take place in areas with known resources or mineralization including the Mina Grande and El Encuentro areas. Mina Grande area where exploration drilling results continue to return potentially promising values which could expand the mineralized material known there.  Ongoing review of the resistivity survey from last year is expected to identify potential areas to follow up with other geophysical methods such as Induced Polarisation (“IP”).

Results of Operations—MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

Overview

The following table outlines production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine for the three month period ended March 31, 2017 and 2016, presented on a 100% basis. Also, included at the bottom of the table are certain production figures on a 49% attributable basis, representing our interest.

	Three months ended
	March 31,
	2017	2016
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of ore mined	108	108
Average grade (gpt):
Gold	6.9	7.0
Silver	502	527
Tonnes of ore processed	115	102
Average grade (gpt):
Gold	6.5	6.3
Silver	458	470
Average recovery (%):
Gold	88.0	89.0
Silver	86.4	88.4
Gold ounces:
Produced	21	18
Sold	20	23
Silver ounces:
Produced	1,463	1,362
Sold	1,405	1,681
Gold equivalent ounces(1):
Produced	41	36
Sold	39	46
Net sales	$48,343	$52,072
Gross average realized price ($/ounce)(2):
Gold	$1,253	$1,257
Silver	$18.18	$15.29
Silver : gold ratio(1)	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	10	9
Silver	717	667
Gold equivalent(1)	20	18

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2017 and 2016 was 75:1.
(2)

Average realized prices is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 30 for additional information, including definitions of these terms.

Gold and silver production

•

Gold production at the San José Mine for the three months ended March 31, 2017 increased by 16% in 2017 to 21,155 ounces while silver production increased by 7% to 1,463,211 ounces. Using a silver to gold ratio of 75:1, the José Mine produced 40,664 gold equivalent ounces in the first quarter of 2017, compared to 36,443 gold equivalent ounces in the same period of 2016.

•

The increase in the number of ounces of gold and silver produced during the first quarter of 2017 resulted from a 13% increase in the number of tonnes processed in 2017, coupled with 4% higher average grades of gold.  The overall increase was partly offset by a 3% decrease in average grades of silver processed during the quarter.  Further, during the first quarter of 2017 there was no work stoppage at the San José mine, compared to a few days of stoppage that occurred in 2016.

Gold and silver sales

•

For the three months ended March 31, 2017, net sales decreased by 7% to $48.3 million from $52.1 million for the same period in 2016, due to a lower number of ounces of gold and silver sold in the quarter of 2017, partly offset by higher average realized price of silver during the period.

•

The number of ounces of gold sold decreased by 15% in 2017, to 20,023 ounces from 23,461 ounces of gold sold in 2016. The number of ounces of silver sold decreased by 16% in 2017, to 1,404,783 ounces compared to 1,680,845 ounces of silver sold in 2016. The overall lower number of ounces of gold and silver sold in 2017 was the result of unusual storms that occurred in March 2017, which damaged the Comodoro Rivadavia port facilities causing MSC to postpone doré shipments until early April 2017.

•

The average realized price for gold sold in the first quarter of 2017, after mark-to-market provisional price adjustments, remained comparable to 2016 at $1,253 per ounce compared to $1,257 per ounce sold. In comparison, the average London P.M. fix price for gold during the first quarter of 2017 was $1,219 per ounce, compared to $1,183 per ounce for the same period in 2016.

•

The average realized price for silver sold in the first quarter of 2017, after mark-to-market provisional price adjustments, was $18.18 per ounce, an increase of 19% compared to an average of $15.29 per ounce sold in the same period in 2016. In comparison, the average London P.M. fix price for silver during the first quarter of 2017 was $17.42 per ounce, compared to $14.85 per ounce for the same period in 2016.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are ‘provisionally priced’ where the selling price is subject to final adjustment at the end of a period, normally ranging from 30 to 90 days after the start of the delivery process, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, which in turn are based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.  Since silver prices were rising during the quarter, provisional pricing resulted in higher realized prices than the London fix.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended
	March 31,
	2017	2016
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$35,470	$34,939
All‑in sustaining costs(1)	45,155	42,937

San José mine - 49% basis
Total cash costs(1)	$17,380	$17,119
Total cash costs per ounce sold ($/ounce)(1):
Gold	$889	$811
Silver	$12.58	$9.46
Gold equivalent(2)	$915	$762
All‑in sustaining costs(1)	$22,126	$21,038
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,132	$997
Silver	$16.01	$11.63
Gold equivalent(2)	$1,165	$936
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 30 for additional information, including definitions of these terms.

(2)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2017 and 2016 was 75:1.

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC in the first quarter of 2017 increased by 20% to $915 from $762 in the same period of 2016, as the net result of lower production costs and the significant decrease in the number of gold equivalent ounces sold, over which aggregate cash costs are spread.

On an aggregate basis, total cash costs increased by 2% to $35.5 million in 2017 from $34.9 million in the first quarter of 2016, as a result of lower refining, smelting and transportation costs, coupled with lower commercial discounts, which were partly offset by higher productions costs applicable to sales, royalty and production taxes, and general and administrative expenses incurred in the quarter.

For the quarter ended March 31, 2017, on a per ounce basis, all-in sustaining costs also increased to $1,165 per gold equivalent ounce in the 2017 period, compared to $936 per gold equivalent ounce in the same period in 2016, based on a silver to gold ratio of 75:1 for both periods.  On an aggregate basis, all-in sustaining costs increased from $42.9 million to $45.2 million, due to higher on-site exploration expenses, capitalized stripping and underground mine development costs and capital expenditures.

Investment in MSC (49%)

We report $0.2 million net income from our 49% attributable share of operations of MSC in 2017, compared to income of $5.0 million in 2016. The $0.2 million net income for the quarter ended March 31, 2017 is net of the amortization of the fair value increments arising from the purchase price allocation recorded as part of the acquisition of Minera Andes of $2.1 million and related deferred income tax recovery of $0.1 million.

Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso‑denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

A summary of the financial results of MSC, including our 49% attributable share of operations from our investment in MSC, for the three months period ended March 31, 2017 and 2016, is as follows:

	For the Three months ended
	March 31,
	2017	2016
	(in thousands)
Minera Santa Cruz S.A. (100% basis)
Net sales	$48,343	$52,072
Production costs applicable to sales	(36,699)	(37,727)
Net income	4,381	8,248
Portion attributable to McEwen Mining Inc. (49% basis)
Net income	$2,147	$4,042
Amortization of fair value increments	(2,069)	(3,682)
Income tax recovery	112	4,603
Income from investment in MSC, net of amortization	$190	$4,963

During the three months ended March 31, 2017, we received $2.5 million in dividends from MSC, which compares to $2.6 million in dividends received during the same period in 2016.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

Results of Operations – Nevada Segment

The Nevada segment is composed of the Gold Bar project, our advanced-stage property located in Nevada, U.S. and early stage exploration projects. Early stage exploration activities such as field mapping and geochemical reconnaissance work was also conducted in various areas in Nevada where the Company has properties or considers exploration potential may exist.

Advanced-stage Properties – Gold Bar Project

Gold Bar is located primarily on public lands managed by the BLM. We have targeted this project for an open pit, heap leach operation allowing for construction to potentially begin in late 2017 and achieve production in late 2018, depending upon the completion of the ongoing permitting process.

During the three months ended March 31, 2017, we spent $0.5 million in exploration in Nevada, and $0.9 million on engineering and environmental works required to progress the permitting process and prepare for project construction.

Key developments at Gold Bar during the quarter were:

•

The initiation and subsequent closing of the 45-day public comment period on April 17, 2017. All public comments received will be addressed and incorporated into the final Environmental Impact Statement;

•

Applications for other critical permits, such as the Water Pollution Control and the Air Quality Control Permit, continue to progress which will authorize construction, operation, and closure of the approved mining facilities;

•	Engineering designs continue to progress as well as the initiation of formal request for quotations for long lead capital items;

•	Continued principal General Contractor and primary earthworks group engagement to ensure accurate cost estimation and construction feasibility confirmation;

•	We expect to receive a Record of Decision and initiate construction during the second half of 2017.

Results of Operations—Los Azules Segment

The Los Azules segment is composed of the Los Azules project, a copper exploration project located in San Juan, Argentina.

Los Azules Project

We had budgeted $9.6 million for the 2016-2017 exploration season at Los Azules, from which we spent $6.3 million during the quarter ended March 31, 2017. Various study related activities including improved definition topographical surveys over larger areas were conducted to evaluate siting of facilities and offsite infrastructure such as access routes which are required to update project studies.

The main activities performed were:

•

A combination of infill and exploration drilling, along with some other exploration advancement expenditures.  Results from the drilling campaign are expected to be finalized during the second half of 2017.

•	Some early stage geotechnical drilling at the mine and a potential mine tailings dam.

•	Performance of an aerial survey of the proposed mining area, mine facility areas and potential linear infrastructure areas.

•	Site evaluations of potential site access routes, power transmission routes and concentrate logistics.

•	Environmental base line monitoring work.

•	Geotechnical reconnaissance for materials for use in project construction such as concrete aggregates, sand and road surfacing materials.

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

We define Earnings from Mining Operations as Gold and Silver Sales from our El Gallo 1 mine and our 49% attributable share of the San José mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 6 of the accompanying financial statements.

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended
	March 31,
	2017	2016
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$14,833	$21,190
Production costs applicable to sales	(6,984)	(9,067)
Depreciation of mining related assets	(152)	(95)
Gross profit	7,697	12,028
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	533	322
El Gallo 1 Mine earnings from mining operations	8,230	12,350

San José earnings from mining operations (49% basis)
Net sales	23,688	25,515
Production costs applicable to sales	(17,983)	(18,486)
San José earnings from mining operations	5,705	7,029

Total Cash Costs and All‑In Sustaining Costs

The terms total cash costs, total cash cost per ounce, all‑in sustaining costs, and all‑in sustaining cost per ounce used in this report are non‑GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis (San José mine and El Gallo 1 mine), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, we exclude the share of gold or silver production attributable to the controlling interest.

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

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 50% of the value of the sales in the first quarter of 2017 was derived from gold and 50% was derived from silver, which compared to 53% and 47%, respectively, for the same period in 2016.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended
	March 31,
	2017	2016
	(in thousands, except per ounce)
El Gallo 1 mine cash costs
Production costs applicable to sales	$6,984	$9,067
Less: Depreciation	(533)	(322)
Less: Pre‑stripping costs for future pit access	—	(1,346)
On‑site general and administrative expenses	385	406
Property holding costs	10	11
Total cash costs, El Gallo 1 mine	$6,846	$7,816
Gold equivalent ounces sold:	12,147	18,101
El Gallo 1 mine cash costs per gold equivalent ounce sold	$564	$432

	Three months ended
	March 31,
	2017	2016
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$17,983	$18,486
Less: Operating site reclamation accretion and amortization	(138)	(349)
Depreciation	(4,018)	(5,684)
On‑site general and administrative expenses	1,112	815
Refining, smelting, and transportation	783	1,636
Commercial discounts	1,605	2,193
Community costs related to current operations	53	22
Total cash costs	$17,380	$17,119
McEwen's share of San José mine gold equivalent ounces sold	18,989	22,477
Total cash costs, MSC	$915	$762

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended
	March 31,
	2017	2016
	(in thousands, except per ounce)
El Gallo 1 mine all-in sustaining costs
Total cash costs	$6,846	$7,816
Operating site reclamation accretion and amortization	81	214
On‑site exploration expenses	908	251
Capital expenditures (sustaining)	277	—
Pre‑stripping costs for future pit access	—	1,346
All‑in sustaining costs, El Gallo 1 mine	$8,112	$9,627
Gold equivalent ounces sold	12,147	18,101
El Gallo 1 mine all-in sustaining cost per gold equivalent ounce sold	668	532

	Three months ended
	March 31,
	2017	2016
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$17,380	$17,119
Operating site reclamation accretion and amortization	138	349
On-site exploration expenses	607	36
Capitalised stripping & underground mine development	3,017	2,410
Less: depreciation	(299)	—
Capital expenditures (sustaining)	1,283	1,124
All‑in sustaining costs	$22,126	$21,038
McEwen's share of San José mine gold equivalent ounces sold	18,989	22,477
San José mine all-in sustaining cost per gold equivalent ounce sold	$1,165	$936

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended March 31,
	2017	2016
Gold equivalent ounces sold at El Gallo 1 Mine	12,147	18,101
McEwen’s share of MSC gold equivalent ounces sold	18,989	22,477
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	31,136	40,578
Silver : gold ratio	75 : 1	75 : 1

Average realized prices

The term average realized price per ounce used in this report is also a non‑GAAP financial measure. We report this measure to better understand the price realized in each reporting period for gold and silver.

Average realized price is calculated as gross sales of gold and silver (excluding commercial deductions) divided by the number of net ounces sold in the period (net of deduction units).

The following table reconciles this non‑GAAP measure to the most directly comparable U.S. GAAP measure, Sales of Gold and Silver. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except ounce and per ounce figures)
El Gallo 1 mine average realized prices
Gold sales	$14,640	$21,108
Silver sales	193	82
Gold and silver sales	$14,833	$21,190
Gold ounces sold	12,000	18,026
Silver ounces sold	11,000	5,600
Gold equivalent ounces sold	12,147	18,101
Average realized price per gold ounce sold	$1,220	$1,171
Average realized price per silver ounce sold	$17.54	$14.64
Average realized price per gold equivalent ounce sold	$1,221	$1,171

	Three months ended
	March 31,
	2017	2016
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$12,295	$14,452
Silver sales	12,515	12,591
Gold and silver sales	$24,810	$27,043
Gold ounces sold	9,811	11,496
Silver ounces sold	688,344	823,614
Gold equivalent ounces sold	18,989	22,477
Average realized price per gold ounce sold	$1,253	$1,257
Average realized price per silver ounce sold	$18.18	$15.29
Average realized price per gold equivalent ounce sold	$1,307	$1,203

Cash, investments and precious metals

The term “cash, investments and precious metals” used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventories with precious metals, valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	Three months ended
	March 31,
	2017	2016
	(in thousands)
Cash	$28,890	$34,623
Investments	15,329	460
Precious Metals(1)	10,916	8,372
Total cash, investments and precious metals	$55,135	$43,455

(1)	Precious Metals is calculated using the number of ounces held in inventory at the end of the period, and valued at the London PM Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	Three months ended
	March 31,
	2017	2016
	(in thousands, except ounces and per ounce)
Precious Metals (note 3 of the Consolidated Financial Statements)	$5,059	$2,192
Number of ounces of doré in inventory	8,768	6,768
London PM Fix, per ounce	1,245	1,237
Precious Metals valued at market value	$10,916	$8,372

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of March 31, 2017, no liability has been recognized for our surety bonds of $4.9 million.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

There have been no significant changes in our Critical Accounting Policies since December 31, 2016.

Forward-Looking Statements

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

Included among the forward-looking statements and information provided on this document is production guidance. On an annual basis, we develop a consolidated budget, based on standalone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

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

Risk Factors Impacting Forward‑Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K and the following:

•	our ability to raise funds required for the execution of our business strategy;

•	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

•	decisions of foreign countries, banks and courts within those countries;

•	unexpected changes in business, economic, and political conditions;

•	operating results of MSC;

•	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

•	timing, quality of ore and amount of mine production;

•	our ability to retain and attract key personnel;

•	technological changes in the mining industry;

•	changes in operating, exploration or overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

•	changes in our business strategy;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of reserve estimates and timing of development expenditures;

•	litigation or regulatory investigations and procedures affecting us;

•	local and community impacts and issues including criminal activity and violent crimes;

•	accidents, public health issues, and labor disputes;

•	our continued listing on a public exchange;

•	uncertainty relating to title to mineral properties; and

•	changes in relationships with the local communities in the areas in which we operate.

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

Foreign Currency Risk

While we transact most of our business in U.S. dollars, some expenses, including labor, operating supplies and property and equipment, are denominated in Canadian dollars, Mexican pesos or Argentina pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and property and equipment purchases in U.S. dollar terms in foreign countries.

Between 2008 and 2015, the Argentina peso steadily devaluated against the U.S. dollar by 10%-30% on an annual basis.  Subsequently, the Argentina peso has continued devaluating however at a lower rate.  In 2016 the peso devalued by 22%; while during the three months ended March 31, 2017, the Argentina peso appreciated 2%.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2017, our VAT receivable balance was Mexican peso 119,401,765, equivalent to approximately $6.3 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).

During the three month period ended March 31, 2017, the Mexican peso appreciated 10% against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $1.0 million (C$1.4 million) at March 31, 2017, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).  We also hold negligible portions of our cash reserves in Mexican and Argentina pesos.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock or other equity securities.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell equity securities at an acceptable price to meet future funding requirements.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  In addition, we have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $14.8 million for the three months ended March 31, 2017 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of March 31, 2017 would have had an impact of approximately $1.5 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2017,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $6.3 million as at March 31, 2017.

In Nevada, we are required to provide security to cover our projected reclamation costs. As at March 31, 2017, we have surety bonds of $4.9 million in place to satisfy bonding requirements for this purpose. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to credit loss regarding our deposit if the surety bond underwriter defaults on its coverage of the bond. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2017, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the three months ended March 31, 2017 and 2016, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 4, 2017	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: May 4, 2017	By: Andrew Elinesky,
Senior Vice President and Chief Financial Officer