Form 10-K/A
period 2016-12-31
McEwen Mining Inc.
filed 2017-06-06
CIK 314203

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of June 30, 2016 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $1,150,715,238 based on the closing price of $3.85 per share as reported on the NYSE.  There were 299,569,826 shares of common stock outstanding on February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

EXPLANATORY NOTE

McEwen Mining Inc. (“we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing, pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”).    MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2016, 2015 and 2014 and accordingly,  the Company has included in this Form 10-K/A the required Statements of Financial Position as of December 31, 2016 and 2015, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Changes in Equity, and Cash Flows for the years ended December 31, 2016, 2015 and 2014, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP, and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

These statements and accompanying notes were required to be audited only for those fiscal years in which either the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20 % for 10%, is met. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 1, 2017. Furthermore, we caution readers to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Andrew Elinesky
Dated: June 6, 2017		Andrew Elinesky, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1*

Arrangement Agreement, dated February 13, 2017, by and between the Company and Lexam VG Gold Inc. (incorporated by reference from the Report on Form 8-K filed with the SEC on February 17, 2017, Exhibit 2.1, File No. 001-33190).

3.1.1*

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001-33190).

3.1.2*

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001‑33190).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference from the Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).

10.1+*	Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190).

10.2+*	Form of Stock Option Agreement for executives of the Company.

10.3*

Agreement to Pay Distributions dated February 21, 1992, by and between Tonkin Springs Gold Mining Company and French American Banking Corporation (incorporated by reference from the Report on Form 8-K dated February 21, 1992, Exhibit 4, File No. 000‑09137).

10.4+*	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137).

10.5*

Settlement Agreement dated for reference purposes February 4, 2013 between TNR Gold Corp. and Solitario Argentina, S.A., plaintiffs, and MIM Argentina Exploraciones S.A. and certain subsidiaries of the Company, defendants (incorporated by reference from the Report on Form 8 K filed with the SEC on February 7, 2013, Exhibit 10.1, File No. 001 33190).

10.6*

Refining Agreement dated December 16, 2013, by and among the Company and Johnson Matthey Gold & Silver Refining Inc. (incorporated by reference from the Report on Form 10-K filed with the SEC on March 10, 2014, Exhibit 10.8, File No. 001-33190).

10.7*

Mining Production Work Agreement dated September 23, 2013, by and among the Company, and Exploraciones Mineras Del Desierto SA de CV (incorporated by reference from the Report on Form 10-K filed with the SEC on March 10, 2014, Exhibit 10.9, File No. 001-33190).

10.8+*

Employment Agreement between the Company and Xavier Ochoa dated September 2, 2016 (incorporated by reference from the Report on Form 8 K filed with the SEC on September 12, 2016, Exhibit 10.1, File No. 001 33190).

10.9+*

English summary of an Agreement between Andes Corporacion Minera S.A and Xavier Ochoa dated September 6, 2016 (incorporated by reference from the Report on Form 8 K filed with the SEC on September 12, 2016, Exhibit 10.2, File No. 001 33190).

10.10*

English Summary of Line of Credit Agreement, dated April 17, 2015, and finalized May 29, 2015 between Banco Nacional de Comercio Exterior and Compañia Minera Pangea (incorporated by reference to Form 8-K filed with the SEC on June 2, 2015, Exhibit 10.1, File No. 001-33190).

10.11*

Guaranty and Subordination Agreement, dated April 17, 2015, by McEwen Mining Inc. for the benefit of El Banco Nacional de Comercio Exterior, S.N.C. (incorporated by reference to Form 8-K filed with the SEC on June 2, 2015, Exhibit 10.2, File No. 001-33190).

10.12*	Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”).

10.12.1*	First Amendment to OJVA, dated May 14, 2002.

10.12.2*	Second Amendment to OJVA, dated August 27, 2002.

10.12.3*	Third Amendment to OJVA, dated September 10, 2004.

10.12.4*	Fourth Amendment to OJVA, dated September 17, 2010.

16*	Letter from KPMG LLP dated December 3, 2015 addressed to the SEC (incorporated by reference to Form 8-K filed with the SEC on December 3, 2015, Exhibit 16.1, File No. 001-33190).

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of Ernst & Young LLP, Independent Auditors regarding report in Exhibit 99.1.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.

99.1**	Audited Financial Statements of Minera Santa Cruz S.A. for the years ended December 31, 2016, 2015 and 2014, with Report of Independent Auditor.

101*

The following materials from the Company’s Annual Report on Form 10 K for the year ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (ii) the Audited Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to the Audited Consolidated Financial Statements.

*     Previously filed with or incorporated by reference in the original filing filed on March 1, 2017.

**   Filed with this amendment.

+     Indicates management compensatory plan, contract, or arrangement.