Form 10-Q
period 2017-06-30
McEwen Mining Inc.
filed 2017-08-02
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 312,276,861 shares outstanding as of August 1, 2017.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUE:
Gold and silver sales	$15,110	$14,613	$29,943	$35,803
	15,110	14,613	29,943	35,803
COSTS AND EXPENSES
Production costs applicable to sales	8,560	5,763	15,544	14,830
Mine development costs	720	1,316	1,835	2,014
Exploration costs	3,086	1,689	11,530	3,429
Property holding costs	423	258	1,611	1,405
General and administrative	4,078	2,600	8,371	5,368
Depreciation	482	258	809	497
Revision of estimates and accretion of asset reclamation obligations (note 6)	116	133	221	257
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	263	(4,133)	73	(9,096)
Total costs and expenses	17,728	7,884	39,994	18,704
Operating (loss) income	(2,618)	6,729	(10,051)	17,099
OTHER (EXPENSE) INCOME:
Interest and other (expense) income:	(109)	(73)	(175)	155
Gain on sale of assets	—	—	11	—
Gain on sale of marketable equity securities (note 2)	840	—	840	22
Other-than-temporary impairment on marketable equity securities (note 2)	—	(597)	—	(882)
Unrealized (loss) gain on derivatives (note 2)	(722)	1,719	1,069	1,719
Foreign currency gain (loss)	1,050	(281)	1,075	502
Total other income	1,059	768	2,820	1,516
(Loss) Income before income taxes	(1,559)	7,497	(7,231)	18,615
Income tax (expense) recovery (note 7)	(153)	856	2,503	2,723
Net (loss) income	(1,712)	8,353	(4,728)	21,338
OTHER COMPREHENSIVE (LOSS) INCOME:
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes	(840)	—	(840)	—
Other-than-temporary impairment on marketable equity securities (note 2)	—	597	—	882
Unrealized (loss) gain on available-for-sale securities, net of taxes	(236)	1,624	3,639	1,500
Comprehensive (loss) income	$(2,788)	$10,574	$(1,929)	$23,720
Net (loss) income per share (note 10):
Basic	$(0.01)	$0.03	$(0.02)	$0.07
Diluted	$(0.01)	$0.03	$(0.02)	$0.07
Weighted average common shares outstanding (thousands) (note 10):
Basic	308,523	298,237	304,074	298,239
Diluted	308,523	299,791	304,074	299,231

Return of capital distribution declared per common share (note 8)	$0.005	$0.005	0.005	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,781	$37,440
Investments (note 2)	11,096	8,543
Value added taxes receivable	8,283	4,304
Inventories (note 3)	20,018	26,620
Other current assets (note 14)	1,896	1,667
Total current assets	66,074	78,574
Mineral property interests (note 4)	283,170	242,640
Investment in Minera Santa Cruz S.A. (note 5)	157,320	162,320
Property and equipment, net	14,360	14,252
Other assets (note 3, 14)	10,348	532
TOTAL ASSETS	$531,272	$498,318
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,388	$20,044
Current portion of asset retirement obligation (note 6)	689	537
Total current liabilities	19,077	20,581
Asset retirement obligation, less current portion (note 6)	9,663	9,306
Deferred income tax liability (note 7)	23,301	23,665
Other liabilities	686	1,727
Total liabilities	$52,727	$55,279

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
312,277 as of June 30, 2017 and 299,570 as of December 31, 2016 issued and outstanding (in thousands)	1,397,780	1,360,345
Accumulated deficit	(923,700)	(918,972)
Accumulated other comprehensive income	4,465	1,666
Total shareholders’ equity	478,545	443,039
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$531,272	$498,318

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation (note 9)	—	491	—	—	491
Return of capital distribution (note 8)	—	(1,491)	—	—	(1,491)
Share repurchase	(558)	(582)	—	—	(582)
Exercise of stock options (note 8)	812	1,873	—	—	1,873
Other comprehensive income (note 2)	—	—	2,382	—	2,382
Net income	—	—	—	21,338	21,338
Balance, June 30, 2016	298,888	$1,359,435	$1,557	$(918,689)	$442,303

Balance, December 31, 2016	299,570	$1,360,345	$1,666	$(918,972)	$443,039
Stock-based compensation (note 9)	—	745	—	—	745
Shares issued in connection with the acquisition of Lexam VG Gold (note 15)	12,687	38,141	—	—	38,141
Exercise of stock options (note 8)	20	47	—	—	47
Return of capital distribution (note 8)	—	(1,498)	—	—	(1,498)
Other comprehensive income (note 2)	—	—	2,799	—	2,799
Net loss	—	—	—	(4,728)	(4,728)
Balance, June 30, 2017	312,277	$1,397,780	$4,465	$(923,700)	$478,545

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Cash paid to suppliers and employees	$(46,640)	$(20,996)
Cash received from gold and silver sales	29,943	34,932
Dividends received from Minera Santa Cruz S.A. (note 5)	4,927	5,396
Interest received	118	221
Cash (used in) provided by operating activities	(11,652)	19,553
Cash flows from investing activities:
Acquisition of mineral property interests	—	(5,950)
Additions to property and equipment	(938)	(252)
Proceeds from reimbursement of equipment deposit	—	961
Proceeds from sale of investments (note 2)	2,155	470
Acquisition costs of Lexam VG Gold, net of cash and cash equivalents acquired (note 15)	(840)	—
Proceeds from disposal of property and equipment	33	—
Acquisition of investments	—	(398)
Cash provided by (used in) investing activities	410	(5,169)
Cash flows from financing activities:
Repayment of short-term bank indebtedness	—	(3,395)
Return of capital distribution (note 8)	(1,498)	(1,489)
Share repurchase	—	(582)
Proceeds from the exercise of stock options	47	1,873
Cash used in financing activities	(1,451)	(3,593)
Effect of exchange rate change on cash and cash equivalents	34	84
(Decrease) increase in cash and cash equivalents	(12,659)	10,875
Cash and cash equivalents, beginning of period	37,440	25,874
Cash and cash equivalents, end of period	$24,781	$36,749

Reconciliation of net (loss) income to cash provided by (used in) operating activities:
Net (loss) income	$(4,728)	$21,338
Adjustments to reconcile net (loss) income from operating activities:
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	73	(9,096)
Loss on reimbursement of equipment deposit	—	541
Other-than-temporary impairment on marketable equity securities (note 2)	—	882
Gain on disposal of fixed assets	(11)	—
Recovery of deferred income taxes (note 7)	(2,503)	(2,723)
Gain on sale of marketable securities (note 2)	(840)	(22)
Stock-based compensation (note 9)	745	491
Depreciation	809	497
Accretion of asset retirement obligation	221	257
Amortization of mineral property interests and asset retirement obligations	1,065	1,144
Foreign exchange gain	(34)	(84)
Unrealized gain on derivative investments (note 2)	(1,069)	(1,719)
Change in non-cash working capital items:
(Increase) decrease in VAT taxes receivable, net of collection of $448 (2016 - $9,523)	(3,979)	7,577
Increase in other assets related to operations	(3,044)	(3,304)
Decrease in liabilities related to operations	(3,284)	(1,622)
Dividends received from Minera Santa Cruz S.A. (note 5)	4,927	5,396
Cash (used in) provided by operating activities	$(11,652)	$19,553

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold, silver and copper. On January 24, 2012, the Company changed its name from U.S. Gold Corporation to McEwen Mining Inc. after the completion of the acquisition of Minera Andes Inc. by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada.

The Company operates in Argentina, Mexico, Canada and the United States. It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. It also owns and operates the El Gallo 1 mine in Sinaloa, Mexico. Finally, the Company owns the Los Azules copper deposit in San Juan, Argentina, the El Gallo 2 project in Sinaloa, Mexico, the Gold Bar project in Nevada in the United States, portfolio of exploration projects around Timmins, Ontario in Canada and a portfolio of exploration properties in Argentina, Mexico and Nevada.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016, the Consolidated Balance Sheets as at June 30, 2017 (unaudited) and December 31, 2016, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, and the unaudited Consolidated Statements of Cash Flows for the six months ended June  30, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company for fiscal years beginning after December 5, 2016, with early adoption permitted. Adoption of this guidance by the Company, effective January 1, 2017, had no impact on the consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation – Scope of Modification Accounting: In May 2017, the FASB issued ASU No. 2017-09 which provides clarity and reduces diversity in practice with respect to the modification of terms or conditions of a share-based payment award. The update to the standard is effective for the Company for fiscal years beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Business Combinations: Definition of a business: In January 2017, the FASB issued ASU No. 2017-01 which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The update to the standard is effective for the Company beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued ASU No. 2016-16, to modify the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions. ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard is effective for the Company beginning after December 5, 2016, with early application permitted as of the beginning of an annual period. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

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

The new guidance permits two methods of adoption: (i) the full retrospective method, under which comparative periods would be restated, and the cumulative impact of applying the standard would be recognized as at January 1, 2017, the earliest period presented; and (ii) the modified retrospective method, under which comparative periods would not be restated and the cumulative impact of applying the standard would be recognized at the date of initial adoption, January 1, 2018. The Company expects to use the modified retrospective approach; however, it continues to monitor industry developments. Any significant industry developments could change the Company’s expected method of adoption.

As of June 30, 2017, the Company performed a comprehensive analysis of all sales contracts, including those contracts of MSC, to determine the effect of this amendment and the impact it will have on the Company’s consolidated financial statements. In the case of revenue recognized by the Company in its consolidated financial statements, some of the items subject to the evaluation included timing of revenue recognition, insurance and shipping services arranged by the Company on behalf of its customers, and refining and treatment costs classification. In the case of revenue recognized by MSC, additional items included variable consideration on concentrate sales and take-or-pay contract considerations. The Company is still in the process of completing the assessment of the impact; however, based on the analysis completed thus far, the Company does not expect that the adoption of the standard will materially affect the timing of recognition of revenue in the Company’s consolidated financial statements at the transition date or prospectively, and the overall impact will be limited to increased disclosure requirements. The Company will continue monitoring industry developments and assessing the new revenue recognition policy and any related impact on its internal controls with an expectation of having an update to the impact of the standard in the third quarter of 2017.

Leases – Amendments: In February 2016, the FASB issued ASU 2016-02 “leases (Topic 842)” which core principle is that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. The Company is evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. The Company classifies marketable equity securities as available-for-sale securities and warrants on equity interest in publicly traded securities as held for trading securities. Marketable equity securities are recorded at fair value based upon quoted market prices, and warrants are recorded at fair value using the Black-Scholes option pricing model. The following is a summary of the balances of investments as of June 30, 2017, and December 31, 2016:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of June 30, 2017	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$6,749	$—	$(2,155)	$2,799	$840	$8,233
Warrants	1,794	—	—	—	1,069	2,863
Investments	$8,543	$—	$(2,155)	$2,799	$1,909	$11,096

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2016	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$1,032	$4,004	$(470)	$3,043	$(860)	$6,749
Warrants	—	415	—	—	1,379	1,794
Investments	$1,032	$4,419	$(470)	$3,043	$519	$8,543

As of June 30, 2017, the cost of the marketable equity securities and warrants was approximately $3.6 million (December 31, 2016 - $4.9 million).

The Company maintains a portfolio of warrants on equity interests in publicly traded securities for investment purposes. As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Consolidated Statement of Operations and Comprehensive (Loss) Income. During the three and six months ended June 30, 2017, the Company recorded an unrealized loss of $0.7 million and an unrealized gain of $1.1 million, respectively compared to an unrealized gain of $1.7 million for the three and six months ended June 30, 2016.

In addition, during the three and six months ended June 30, 2017, the Company sold marketable equity securities for proceeds of $2.2 million.  The Company realized a gain of $0.8 million, which is included in the Consolidated Statement of Operations and Comprehensive (Loss) Income. In the comparative three and six months ended June 30, 2016, the Company realized a gain of $0.1 million on marketable equity securities sold.

Gains and losses for available-for-sale securities are included in other comprehensive income and not reported in Net (Loss) Income unless the securities are sold or if there is an other-than- temporary decline in fair value below cost.

The Company recorded other comprehensive loss, net of tax, of $1.1 million and other comprehensive income, net of tax, of $2.8 million for the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, the Company recognized other comprehensive income of $2.2 million and $2.4 million, respectively, net of taxes.

During the period ended June 30, 2017, the Company reviewed its investment portfolio to determine if any security was other-than-temporarily impaired (“OTTI”). An OTTI security would require the Company to record an impairment charge in the statement of operations in the period any such determination is made. In making this determination, the Company evaluated, among other things, the duration and extent to which the fair value of a security was less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. As of June 30, 2017, the Company concluded that none of its marketable equity securities were considered OTTI. By comparison, the Company recognized an OTTI impairment loss of $0.6 million and $0.9 million for the three and six months ended June 30, 2016.

NOTE 3   INVENTORIES

	June 30, 2017	December 31, 2016
Material on leach pads	$9,568	$14,267
In-process inventory	2,117	4,953
Stockpiles	2,068	1,102
Precious metals	4,652	5,035
Materials and supplies	1,613	1,263
Current Inventories	$20,018	$26,620

A portion of leach pad inventories in the amount of $10.0 million (December 31, 2016 – $nil) expected to be recovered after twelve months is included in the Other assets.

NOTE 4 MINERAL PROPERTY INTERESTS

The Company’s Mineral Property Interests include the El Gallo 1 mine in Mexico, the Gold Bar project in Nevada, the Los Azules project in Argentina and other properties located in Mexico and Nevada. On April 26, 2017, the Company also acquired Lexam VG Gold Inc. (“Lexam”) which included mineral property interests of $41.6 million relating to the Timmins properties in Canada. Refer to Note 15 Acquisition of Lexam for further discussion.

The Company conducts a review of potential triggering events for impairment for all its mineral property interests on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy. During the six months ended June 30, 2017, the Company did not identify events or changes in circumstances affecting the carrying values of its long-lived assets.

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized material at the El Gallo 1 mine as proven or probable reserves, the amortization of the capitalized mineral property interests and asset retirement costs are charged to expense based on the most appropriate amortization method which includes straight-line method or units-of-production method over the estimated useful life of the mine.

For the three and six months ended June 30, 2017, the Company recorded $0.6 million and $1.1 million, respectively (June 30, 2016, $0.8 million and $1.1 million, respectively), of amortization expense related to the El Gallo 1 mine, which is included in Production Costs Applicable to Sales in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $0.3 million and $0.1 million for the three and six months ended June 30, 2017, respectively (June 30, 2016 – income of $4.1 million and $9.1 million, respectively). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

During the three and six months ended June 30, 2017, the Company received $2.4 million and $4.9 million in dividends from MSC, respectively.  This compares to $2.8 million and $5.4 million received during the three and six months ended June 30, 2016, respectively.

Changes in the Company’s investment in MSC for the six months ended June 30, 2017 and year ended December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Investment in MSC, beginning of the period	$162,320	$167,107
Attributable net income from MSC	1,594	15,961
Amortization of fair value increments	(4,497)	(12,274)
Income tax recovery	2,830	9,264
Dividend distribution received	(4,927)	(17,738)
Investment in MSC, end of the period	$157,320	$162,320

A summary of the operating results from MSC for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Minera Santa Cruz S.A. (100%)
Net Sales	$60,835	$58,581	$109,178	$110,653
Production costs applicable to sales	(52,415)	(38,832)	(89,114)	(76,559)
Net (loss) income	(1,126)	10,973	3,255	19,221

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(553)	$5,377	$1,594	$9,418
Amortization of fair value increments	(2,428)	(2,774)	(4,497)	(6,456)
Income tax recovery	2,718	1,530	2,830	6,134
(Loss) income from investment in MSC, net of amortization	$(263)	$4,133	$(73)	$9,096

As of June 30, 2017, MSC had current assets of $101.4 million, total assets of $430.1 million, current liabilities of $37.1 million and total liabilities of $109.1 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges. Excluding the fair value increments from the purchase price allocation and other adjustments, MSC had current assets of $100.7 million, total assets of $261.3 million, current liabilities of $47.1 million, and total liabilities of $72.5 million as at June 30, 2017.

NOTE 6   RECLAMATION OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Tonkin property in the state of Nevada, the El Gallo 1 mine in Mexico, and the Timmins properties in the province of Ontario which were acquired through the transaction with Lexam in April 2017. Refer to Note 15 Acquisition of Lexam.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2017 and for the year ended December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Asset retirement obligation liability, beginning of the period	$9,843	$7,784
Settlements	(61)	(66)
Accretion of liability	221	506
Adjustment reflecting updated estimates	349	1,619
Asset retirement obligation liability, ending balance	$10,352	$9,843
Current portion	(689)	(537)
Non-current portion	$9,663	$9,306

NOTE 7   INCOME TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 35% to income before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred tax asset associated with marketable securities and changes in the deferred tax liabilities associated with mineral property interests acquired in the Minera Andes and Lexam acquisitions. The deferred tax liability is primarily impacted by fluctuations in the foreign exchange rate between the Argentine peso and the U.S. dollar.

For the three and six months ended June 30, 2017, the Company recorded a deferred income tax expense of $0.2 million and a deferred income tax recovery of $2.5 million. The deferred income tax expense and recovery are the result of changes in the recognition of tax benefits related to exploration spending at Los Azules, the Argentine peso devaluation and the unrealized gains (losses) in the value of our investments recorded through Other Comprehensive (Loss) Income. In comparison, for the three and six months ended June 30, 2016, the Company recorded an income tax recovery of $0.9 million, and $2.7 million respectively, primarily resulting from the Argentine peso devaluation.

NOTE 8   SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2017, 20,000 shares of common stock were issued upon the exercise of stock options under the Company’s Equity Incentive Plan, at the weighted average exercise price of $2.34 per share for proceeds of $0.1 million. This compares to 811,334 shares of common stock issued upon exercise of stock options during the same period of 2016, at a weighted average exercise price of $2.33 per share for proceeds of $1.9 million.

During the six months ended June 30, 2017, the Company paid a semi-annual return of capital distribution of $0.005 (June 30, 2016 - $0.005), per share of common stock, for a total of $1.5 million (June 30, 2016 - $1.5 million).

During the three months ended June 30, 2017, the Company issued 12,687,035 shares of common stock as part of the Lexam acquisition completed on April 26, 2017. Refer to Note 15 Acquisition of Lexam.

NOTE 9   STOCK-BASED COMPENSATION

During the six months ended June 30, 2017, 0.2 million stock options were granted to certain employees at a weighted average exercise price of $3.11 per share.  In comparison, during the six months ended June 30, 2016, the Company granted no stock options to employees or directors. The options vest equally over a three-year period (subject to acceleration of vesting in certain events) if the individual remains affiliated with the Company and are exercisable for a period of 5 years from the date of issue.

The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.51%	—%	1.51%	—%
Dividend yield	0.32%	—%	0.32%	—%
Volatility factor of the expected market price of common stock	73%	—%	73%	—%
Weighted-average expected life of option	3.5 years	—	3.5 years	—
Weighted-average grant date fair value	1.59	—	1.60	—

During the three and six months ended June 30, 2017, the Company recorded stock option expense of $0.4 million and $0.7 million respectively.  This compares to $0.1 million and $0.5 million for the three and six months ended June 30, 2016.

NOTE 10   INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares and exchangeable shares outstanding and the computations for basic and diluted net (loss) income per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(amounts in thousands, except net income per share)

Net (loss) income	$(1,712)	$8,353	$(4,728)	$21,338

Weighted average common shares outstanding:	308,523	298,237	304,074	298,239
Effect of employee stock-based awards	—	1,554	—	992
Diluted shares outstanding:	308,523	299,791	304,074	299,231

Net (loss) income per share:
Basic	$(0.01)	$0.03	$(0.02)	$0.07
Diluted	$(0.01)	$0.03	$(0.02)	$0.07

For the three and six months ended June 30, 2017, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

For the three months ended June 30, 2016, options to purchase 2.3 million shares of common stock outstanding at an average exercise price of $4.20 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during that period.  For the six months ended June 30, 2016, options to purchase 3.0 million shares of common stock outstanding at an average exercise price of $3.73 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during the six months ended June 30, 2017.

NOTE 11   RELATED PARTY TRANSACTIONS

The Company recorded the following expense (income) in respect to the related parties outlined below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Lexam L.P.	$27	$51	$90	$71
Lexam VG Gold	—	18	(33)	41
REVlaw	33	27	83	50

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	June 30,	December 31,
	2017	2016
Lexam VG Gold	—	27
REVlaw	55	148

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

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding securities of Lexam and Lexam became a wholly-owned subsidiary of the Company. Refer to Note 15 Acquisition of Lexam. Prior to the acquisition, Robert R. McEwen was the Non-Executive Chairman of Lexam and held a 27% ownership in Lexam and the Company shared services with Lexam including rent, personnel, office expenses and other administrative services. Historically, these transactions were in the normal course of business.

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and one other member of the legal department are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

NOTE 12 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals exploration company focused on precious metals in Argentina, Mexico, Canada and the United States. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike. As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments and not provided to the CODM for review are included in Corporate and other and are provided in this note for reconciliation purposes.

The CODM reviews segment (loss) income, defined as gold and silver sales less production costs applicable to sales, mine development costs, exploration costs, property holding costs and general and administrative expenses for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

In the second quarter of 2017, the Company completed the acquisition of Lexam. which included a portfolio of exploration projects located in Timmins, Ontario. The performance and allocation of resources to these assets is done separately by the CODM. As a result, for the three and six months ended June 2017, the Company separately reported segment (loss) income attributable to Timmins. The updated composition of segments reflects the distinct economic characteristic of each mine/project. Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

						Total
						Segment
Three months ended June 30, 2017	Mexico	MSC	Los Azules	Nevada	Timmins	Income (loss)
Gold and silver sales	$15,110	$—	$—	$—	$—	$15,110
Production costs applicable to sales	(8,560)	—	—	—	—	(8,560)
Mine development costs	(177)	—	—	(543)	—	(720)
Exploration costs	(1,513)	—	(841)	(447)	(130)	(2,931)
Property holding costs	(63)	—	(47)	(313)	—	(423)
General and administrative expenses	(1,040)	—	(421)	(359)	(26)	(1,846)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(263)	—	—	—	(263)
Segment income (loss)	$3,757	$(263)	$(1,309)	$(1,662)	$(156)	$367
Corporate and other
Other exploration						(155)
General and administrative expenses						(2,232)
Depreciation						(482)
Revision of estimates and accretion of reclamation obligations						(116)
Interest and other expense						(109)
Gain on sale of marketable equity securities						840
Unrealized gain on derivatives						(722)
Foreign currency gain						1,050
Net loss before income taxes						$(1,559)

						Total
						Segment
Six months ended June 30, 2017	Mexico	MSC	Los Azules	Nevada	Timmins	Income (loss)
Gold and silver sales	$29,943	$—	$—	$—	$—	$29,943
Production costs applicable to sales	(15,544)	—	—	—	—	(15,544)
Mine development costs	(332)	—	—	(1,503)	—	(1,835)
Exploration costs	(3,052)	—	(7,142)	(931)	(130)	(11,255)
Property holding costs	(1,045)	—	(48)	(518)	—	(1,611)
General and administrative expenses	(1,879)	—	(629)	(785)	(26)	(3,319)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(73)	—	—	—	(73)
Segment income (loss)	$8,091	$(73)	$(7,819)	$(3,737)	$(156)	$(3,694)
Corporate and other
Other exploration						(275)
General and administrative expenses						(5,052)
Depreciation						(809)
Revision of estimates and accretion of reclamation obligations						(221)
Interest and other expense						(175)
Gain on sale of assets						11
Gain on sale of marketable equity securities						840
Unrealized gain on derivatives						1,069
Foreign currency gain						1,075
Net loss before income taxes						$(7,231)

						Total
						Segment
Three months ended June 30, 2016	Mexico	MSC	Los Azules	Nevada	Timmins	Income (loss)
Gold and silver sales	$14,613	$—	$—	$—	$—	$14,613
Production costs applicable to sales	(5,763)	—	—	—	—	(5,763)
Mine development costs	(619)	—	—	(697)	—	(1,316)
Exploration costs	(860)	—	(193)	(599)	—	(1,652)
Property holding costs	—	—	(82)	(176)		(258)
General and administrative expenses	(770)	—	(146)	(52)	—	(968)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	4,133	—	—	—	4,133
Segment income (loss)	$6,601	$4,133	$(421)	$(1,524)	$—	$8,789
Corporate and other
Other exploration						(37)
General and administrative expenses						(1,632)
Depreciation						(258)
Revision of estimates and accretion of reclamation obligations						(133)
Interest and other expense						(73)
Other-than-temporary impairment on marketable equity securities						(597)
Unrealized gain on derivatives						1,719
Foreign currency gain						(281)
Net income before income taxes						$7,497

						Total
						Segment
Six months ended June 30, 2016	Mexico	MSC	Los Azules	Nevada	Timmins	Income (loss)
Gold and silver sales	$35,803	$—	$—	$—	$—	$35,803
Production costs applicable to sales	(14,830)	—	—	—	—	(14,830)
Mine development costs	(697)	—	—	(1,317)	—	(2,014)
Exploration costs	(1,645)	—	(503)	(1,187)	—	(3,335)
Property holding costs	(831)	—	(174)	(400)	—	(1,405)
General and administrative expenses	(1,489)	—	(185)	(107)	—	(1,781)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	9,096	—	—	—	9,096
Segment income (loss)	$16,311	$9,096	$(862)	$(3,011)	$—	$21,534
Corporate and other
Other exploration						(94)
General and administrative expenses						(3,587)
Depreciation						(497)
Revision of estimates and accretion of reclamation obligations						(257)
Interest and other income						155
Other-than-temporary impairment on marketable equity securities						(882)
Gain on sale of marketable securities						22
Unrealized gain on derivatives						1,719
Foreign currency gain						502
Net income before income taxes						$18,615

Geographic information

	Revenue(1)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Mexico	15,110	14,613	29,943	35,803
Total consolidated	$15,110	$14,613	$29,943	$35,803

	Long-lived Assets as at
	June 30,	December 31
	2017	2016
Canada	$42,587	$663
Mexico	36,684	27,582
USA	37,114	37,620
Argentina(2)	348,813	353,879
Total consolidated	$465,198	$419,744

(1)Presented based on the location from which the product originated.

(2)Includes Investment in MSC of $157.3 million as of June 30, 2017 (December 31, 2016 - $162.3 million).

NOTE 13  FAIR VALUE ACCOUNTING

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value of certain assets and liabilities.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11,096	$8,233	$2,863	$—
Total	$11,096	$8,233	$2,863	$—

	Fair Value as at December 31 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8,543	$6,749	$1,794	$—
Total	$8,543	$6,749	$1,794	$—

The Company's investments mainly consist of marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

Further, as noted in Note 2, Investments, the Company’s investments also include warrants on equity interest in publicly traded securities. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 14   COMMITMENTS AND CONTINGENCIES

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States. Pursuant to the requirements imposed by Bureau of Land Management (“BLM”), the Company has Nevada bonding obligations of $4.9 million which primarily pertains to the Tonkin property reclamation requirements. Under current Mexican regulations, bonding of projected reclamation costs is not required. Under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its properties in Timmins. The $0.1 million is recorded as restricted cash in Other assets.

Surety Bonds

The Company satisfies its Nevada bonding obligations through the use of surety bonds. These surety bonds are available for draw down by the BLM in the event the Company does not perform its reclamation obligations. When the specific reclamation requirements are met, the BLM will cancel and/or return the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

On June 23, 2017, the Company replaced its previous surety facility by entering into a new $20.0 million surety facility, carrying an annual financing fee of 2%, with no requirement for an initial deposit and interest payable only on draw down amounts. The $0.5 million deposit associated with the previous facility was recorded in Other current assets and was received subsequent to June 30, 2017.

As of June 30, 2017, the Company had $4.9 million of surety bonds outstanding which primarily pertains to the Tonkin property reclamation requirements. The remaining balance of the facility is available for draw down to satisfy bonding requirements to advance the Gold Bar project.

NOTE 15 ACQUISITION OF LEXAM

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

The Company’s total purchase price of $39.2 million was comprised of 12,687,035 common shares issued from Treasury at $3.00 per share, share replacement awards of $0.1 million and transaction costs totaling $1.0 million. The Lexam acquisition was accounted for as an asset acquisition and transaction costs associated with the acquisition were capitalized to the Mineral Property Interests acquired consistent with the Company’s Mineral Property Interests accounting policy.

The following table sets out the allocation of the purchase price to assets acquired and liabilities assumed, based on management’s estimates of relative fair value:

Total purchase price:
Common shares issued for acquisition	$38,141
Transaction fees incurred	1,017
$39,158
Fair value of assets acquired and liabilities assumed:
Mineral property interests	$41,595
Cash and cash equivalents	177
Other current assets	86
Other assets	312
Accounts payable and accrued liabilities	(288)
Reclamation obligations	(570)
Deferred income tax liabilities	(2,154)
$39,158

The Mineral property interests acquired include the 100% interest of the Buffalo Ankerite, Fuller and Davidson Tisdale deposits and 61% interest in the Paymaster deposit located in Timmins, Ontario. The remaining 39% interest in the Paymaster property is held by Goldcorp Inc., a joint venture partner. Certain properties are also subject to a net profit interest (“NPI”) in the 10-20% range, payable to an unrelated third party.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of August 2, 2017, for the foreseeable future. It also analyzes our financial condition at June 30, 2017 and compares it to our financial condition at December 31, 2016. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2017 and compares those to the results for the three and six months ended June 30, 2016.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2016.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be our peer group of mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on Page 32.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979.  Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver.  We own and operate the producing El Gallo 1 mine in Sinaloa, Mexico. We own a 49% interest in MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina.  We also own the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, the Timmins Project in Ontario, Canada, and a portfolio of exploration properties in Argentina, Mexico and the United States.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Operating and Financial Highlights

Highlights for the second quarter of 2017 are included below and discussed further in Results of Consolidated Operations:

•	We reported $15.1 million in gold and silver sales, from the sale of 12,017 gold equivalent ounces by our El Gallo 1 mine.
•

We realized average prices of $1,257 and $17.20 per ounce of gold and silver, respectively, sold by the El Gallo 1 mine, and $1,244 and $16.38 per ounce of gold and silver, respectively, sold by the San José mine.

•	The El Gallo 1 mine produced 9,780 gold equivalent ounces, comprised of 9,714 ounces of gold and 4,966 ounces of silver.
•

The San José mine produced 46,538 gold equivalent ounces, comprised of 25,463 ounces of gold and 1,580,654 ounces of silver, based on a 100% basis, or 22,804 gold equivalent ounces, represented by 12,477 ounces of gold and 774,521 ounces of silver, based on the 49% basis attributable to us.

•	The El Gallo 1 mine realized total cash costs of $706 and all-in sustaining costs of $843 per gold equivalent ounce, respectively.
•	The San José mine realized total cash costs of $921 and all-in sustaining costs of $1,102 per gold equivalent ounce, respectively.
•	We reported net loss of $1.7 million, or $0.01 per share for the quarter.
•	Loss from our investment in MSC was $0.3 million, and we received $2.4 million in dividends during the three months ended June 30, 2017.
•	As of June 30, 2017, we reported $44.0 million in cash, investments and precious metals valued at the London P.M. Fix spot price and no indebtedness(1).

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on Page 32.

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise indicated)
Gold and silver sales	$15,110	$14,613	$29,943	$35,803
(Loss) income on investment in MSC, net of amortization	$(263)	$4,133	$(73)	$9,096
Net (loss) income	$(1,712)	$8,353	$(4,728)	$21,338
Net (loss) income per common share	$(0.01)	$0.03	$(0.02)	$0.07
Consolidated gold ounces(1):
Produced	22.2	27.9	42.3	56.9
Sold	25.3	23.2	47.2	52.7
Consolidated silver ounces(1):
Produced	780	875	1,502	1,549
Sold	869	840	1,568	1,669
Consolidated gold equivalent ounces(1)(2):
Produced	32.6	39.6	62.3	77.5
Sold	37.0	34.4	68.1	75.0
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José Mine.
(2)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2017 and 2016 is 75:1

Consolidated Performance

For the three months ended June 30, 2017, we reported net loss of $1.7 million or $0.01 per share, compared to net income of $8.4 million or $0.03 per share for the second quarter in 2016.  The net loss was mainly due to a $2.8 million increase in production costs applicable to sales from our El Gallo 1 mine, a $4.4 million decrease in income from our investment in MSC, and a $1.4 million increase in exploration costs, primarily related to increased exploration initiatives in Mexico.

During the three months ended June 30, 2017, MSC reported net loss of $0.3 million, compared to net income of $4.1 million in 2016. MSC sold a higher number of gold equivalent ounces in the second quarter of 2017 compared to 2016; however, this was more than offset by lower average realized prices coupled with higher production costs and exploration expenditures, resulting in a lower operating margin and loss for the 2017 period.  Despite the net loss, MSC continued a strong operating performance that resulted in a dividend payment of $2.4 million to us.

During the six months ended June 30, 2017, our net loss was $4.7 million or $(0.02) per share, compared to net income of $21.3 million or $0.07 per share for the same period in 2016.  The net loss in 2017 was the result of fewer ounces sold, lower revenues due to the decrease in the average realized prices, and an increase in production costs as a result of lower processing grades at our El Gallo 1 mine. In addition, the increase in exploration activities performed at our Los Azules project and the loss reported by MSC in the period further contributed to the consolidated net loss reported in 2017.

Results of Consolidated Operations

Three months ended June 30, 2017 compared to 2016

Revenue.  Gold and silver sales for the period ended June 30, 2017 increased to $15.1 million, from $14.6 million in 2016 due to a 4% increase in gold equivalent ounces sold at our El Gallo 1 mine in the 2017 period, when compared to the 2016 period.

Production costs applicable to sales.  Production costs applicable to sales at the El Gallo 1 mine increased to $8.6 million in the three months period ended June 30, 2017, compared to $5.8 million in 2016, primarily due to the 31% decrease in the average grades processed, coupled with the increase in the number of tonnes processed during the period.  Further, production costs denominated in Mexican peso have increased in line with the appreciation of the Mexican peso against the U.S. dollar, during the 2017 period.

Operating Income (Expenses)

Mine development costs, which relate to engineering and development expenditures incurred at our advanced-stage properties, decreased to $0.7 million for the three months period ended June 30, 2017 from $1.3 million in the 2016 period, as we decreased activities at the El Gallo 2 project in Mexico.

Exploration costs in the second quarter of 2017 increased to $3.1 million from $1.7 million in 2016.  The increase is due to $0.7 million higher exploration expenditures incurred in the El Gallo area, as well as an additional $0.6 million spent at the Los Azules project to finalize the 2017 drilling campaign.  Further, during the second quarter we recorded $0.1 million in exploration at our new Timmins project.  For a detailed discussion on exploration costs, please refer to the each of the segments sections below.

General and administrative expenses increased to $4.1 million in 2017 from $2.6 million in 2016, mainly as a result of higher regulatory and compliance fees, coupled with expenses associated with higher headcount. The appreciation of the Mexican peso against the U.S. dollar in the second quarter of 2017 also contributed to the increase in general and administrative expenses when compared to 2016.

MSC reported net loss of $0.3 million in the three months ended June 30, 2017, compared to net income of $4.1 million in 2016 due to higher production costs applicable to sales due to higher labour costs in the 2017 period.  In addition, MSC’s net sales increased only by 4% despite the 10% increase in gold equivalent ounces sold, as a result of a decrease of 3% and 9% in the average realized prices of gold and silver, respectively, when compared to 2016.  Please refer to the section Results of Operations – MSC below, for further details.

Other income (expenses)

Other income increased to $1.1 million in the three months ended June 30, 2017 from $0.8 million in the same period of 2016, mainly due to a $1.1 million foreign exchange gain, coupled with a $0.8 million realized gain on sale of marketable securities, partly offset by a $0.7 million unrealized loss on derivative instruments recognized in the quarter.

Income taxes (expense) recovery

In the three months ended June 30, 2017 we reported income tax expense of $0.2 million compared to an income tax recovery of $0.9 million in the same period of 2016, mainly due to the reversal of the tax benefit on the unrealized gain in value of our investments, recorded through other comprehensive income.

Six months ended June 30, 2017 compared to 2016

Revenue.  Gold and silver sales for the six months ended June 30, 2017 decreased to $29.9 million, from $35.8 million in 2016 due to a 19% decrease in gold equivalent ounces sold during the six months period at our El Gallo 1 mine, partially offset by a 3% and 10% increase in the average realized prices of gold and silver, respectively. The decrease in the number of gold equivalent ounces sold was in line with the decrease in production reported in the period.  Based on our mine plan, we expect production to increase in the second half of 2017.

Production costs applicable to sales.  Production costs applicable to sales at the El Gallo 1 mine increased to $15.5 million in the six months ended June 30, 2017, compared to $14.8 million in 2016, due to higher costs resulting from the higher number of tonnes processed during the period, coupled with a decrease in grades processed, and the overall effect of appreciation of the Mexican peso over the peso denominated balances during 2017.

Operating Income (Expenses)

Mine development costs decreased to $1.8 million for the six months ended June 30, 2017 from $2.0 million in the 2016 period, due to $0.4 million decrease in expenditures incurred at the El Gallo 2 project. Please refer to each of the segments sections below for a complete discussion on these costs.

Exploration costs in the period ended June 30, 2017 increased by $8.1 million to $11.5 million from $3.4 million in 2016.  The increase is mainly due to $6.6 million higher exploration expenditures incurred at the Los Azules project, coupled with $1.4 million higher exploration costs incurred in Mexico.

General and administrative expenses increased to $8.4 million in 2017 from $5.4 million in 2016, due to higher regulatory and compliance fees incurred in the period, coupled with expenses associated with a higher headcount, when compared to the 2016 period.

In the six months ended June 30, 2017 we recognized net loss of $0.1 million from our investment in MSC, compared to net income of $9.1 million in the same period in 2016 due to a decrease in revenue from lower gold and silver sales, coupled with higher production costs applicable to sales from the increase in head count and labor expenditures.  Also contributing to the net loss was the increase in exploration expenditures incurred by the San José mine, compared to the same period of 2016.  Please refer to the section Results of Operations – MSC below, for further details.

Other income (expenses)

Other income increased to $2.8 million in the six months ended June 30, 2017 from $1.5 million in the same period of 2016, mainly due to a $0.8 million realized gain on the sale of marketable securities, coupled with a $0.6 million increase in foreign exchange gain reported in 2017.

Recovery of income taxes

Recovery of income tax was $2.5 million in the six months ended June 30, 2017, compared to $2.7 million in 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $47.0 million, consisting of $66.1 million of current assets and $19.1 million of current liabilities.  Our cash balance decreased from $37.4 million at December 31, 2016 to $24.8 million at June 30, 2017, as a result of cash used in operating activities. We believe that our working capital at June 30, 2017 is sufficient to satisfy obligations due in the next 12 months, and to fund ongoing operations and corporate activities over that period.

If we make a positive construction decision and develop either of our advanced-stage properties, Gold Bar or El Gallo 2, we will need to raise additional capital of approximately $60.0 million or $150.0 million, respectively (under existing estimates), given that each property’s estimated capital costs significantly exceed our available working capital. In such case, we would explore several financing methods to complete the required development and construction stages, which may include incurring debt, issuing additional equity, equipment leasing and other forms of financing. Our ability to build either the Gold Bar or the El Gallo 2 projects is dependent on one or several of the alternatives being considered.

Net cash used in operations was $11.7 million in the six months ended June 30, 2017, compared to net cash provided by operations of $19.6 million for the same period in 2016.  The significant changes period over period include:

•	$29.9 million cash received from gold and silver sales in the six months ended June 30, 2017, compared to $34.9 million in the same period of 2016;

•	Decrease in collection of VAT in Mexico to $0.4 million in the six months ended June 30, 2017, compared to $9.5 million in the same period of 2016; and

•	Decrease in liabilities related to operations of $1.7 million during the six months period of 2017.

Cash provided by investing activities was $0.4 million for the six months period of 2017, compared to cash used in investing activities of $5.2 million in the same period of 2016, mainly due to:

•	No mineral property acquisitions for the 2017 period, for which the consideration was payable in cash, compared to $6.0 million spent in the 2016 period;

•	$2.2 million proceeds from the sale of marketable securities during the six months ended June 30, 2017, compared to $0.5 million in 2016; and

•	$0.8 million incurred in the acquisition of Lexam, completed in 2017, compared to $nil in 2016.

We used $1.5 million in financing activities in 2017, compared to $3.6 million in 2016, primarily as a result of:

•	$nil repayment of the bank credit facility obtained by our Mexican subsidiary, compared to $3.4 million repaid in 2016;

•	$nil share repurchase for the first half of 2017, compared to $0.6 million in share repurchases in the same period of 2016; and

•	$0.1 million proceeds from stock options exercised in 2017, compared to $1.9 million proceeds from options exercised in 2016.

We continued our shareholders distributions in 2017, in the form of a return of capital, paying $0.005 per share in the first half of 2017, the same as in the first half of 2016.

Mexico Segment

The Mexico Segment includes the El Gallo 1 mine, the El Gallo 2 advanced-stage project, and exploration properties neighboring the El Gallo area.

El Gallo 1 mine

El Gallo 1 mine is an operating mine, 100% owned by us.  The mine is located in Sinaloa, Mexico.

The El Gallo 1 mine is a mature operation, which has mined and depleted various pits during its operating life.  The current operations are producing from lower grade deposits typical of late stage operations.  Exploration work is ongoing in an effort to replace production and extend the asset life beyond 2018.

Overview

The following table sets out production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	394	289	619	509
Average grade gold (gpt)	1.28	1.29	1.26	1.64
Tonnes of mineralized material processed	316	268	625	517
Average grade gold (gpt)	1.61	2.32	1.44	2.95
Gold ounces:
Produced	9.7	15.5	19.4	35.6
Sold	12.0	11.5	24.0	29.5
Silver ounces:
Produced	5.0	7.8	10.8	14.3
Sold	5.0	7.0	16.0	12.6
Gold equivalent ounces(1):
Produced	9.8	15.6	19.6	35.7
Sold	12.0	11.6	24.2	29.7
Net sales	$15,110	$14,613	$29,943	$35,803
Average realized price ($/ounce)(2):
Gold	$1,257	$1,260	$1,239	$1,206
Silver	$17.20	$16.86	$17.44	$15.87
London average price ($/ounce):
P.M. Fix Gold	$1,257	$1,260	$1,238	$1,221
Fix Silver	$17.15	$16.78	$17.30	$15.82
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2017 and 2016 is 75:1.
(2)

Average realized prices is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on Page 32 for additional information, including definitions of this term.

Gold and silver production

•

Production for the quarter ended June 30, 2017 decreased to 9,780 gold equivalent ounces, from 15,640 gold equivalent ounces in the comparable period in 2016, primarily due to lower average grades processed.  Average grades processed decreased to 1.61 g/t in the second quarter of 2017, compared to 2.32 g/t in the same period of 2016, as we continue mining from our remaining lower grade pits.  The decrease in production was expected, and in line with our current production plan, which contemplates an increase in the number of gold equivalent ounces produced in the second half of 2017.

•

For the six months ended June 30, 2017, production decreased to 19,588 gold equivalent ounces from 35,741 ounces in the first half of 2016. The decrease in production, despite the higher number of tonnes mined and processed in 2017, was expected and is the result of lower grades obtained from mining our lower grade pits, when compared with 2016.

•

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 618,923 and tonnes processed of 625,442 correspond to ore previously mined which was consumed from the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cummulative recovery rate realized for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to June 30, 2017 is estimated at 60%.

Gold and silver sales

•

Revenue from the sale of gold and silver at our El Gallo 1 mine increased by 3% to $15.1 million in the second quarter of 2017, compared to $14.6 million for the same period in 2016, due to a 4% increase in the number of gold equivalent ounces sold.

•

For the six months period ended June 30, 2017, revenue from sale of gold and silver at the El Gallo 1 mine decreased by 16% to $29.9 million, from $35.8 million in the same period of 2016, due to a 19% decrease in gold equivalent ounces sold in 2017, partly offset by a 3% and 10% increase in average realized prices of gold and silver, respectively, when compared to 2016.

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo 1 mine:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise stated)
Total cash costs(1)	$8,489	$5,386	$15,335	$13,202
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$706	$465	$635	$445
All‑in sustaining costs(1)	$10,128	$5,739	$18,240	$15,366
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$843	$495	$755	$517
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on Page 32 for additional information, including definitions of this term.

(2)

Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2017 and 2016 was 75:1.

Total cash costs per gold equivalent ounce for the El Gallo 1 mine for the quarter ended June 30, 2017 were $706 compared to $465 for the same period in 2016. The increase in total cash costs per gold equivalent ounce is primarily due to lower average grades processed, coupled with the appreciation of the Mexican peso against the US dollar during the period.

On an aggregate basis, total cash costs at the El Gallo 1 mine increased to $8.5 million in 2017 from $5.4 million in the 2016 period, due to overall higher production costs resulting from higher number of tonnes processed, and the decrease in grades processed, as noted above.

Total cash costs per gold equivalent ounce for the El Gallo 1 mine for the six months ended June 30, 2017, were $635 compared to $445 for the six months period of 2016.  Higher total cash costs per gold equivalent ounce were the result of the decrease in average grades processed and the increase in the number of tonnes processed in the period.  In addition, the increase in peso denominated production costs from the appreciation of the Mexican peso against the U.S. dollar also contributed to the higher total cash costs reported, when compared to 2016.

On an aggregate basis, total cash costs at the El Gallo 1 mine increased by 16% to $15.3 million in the six months of 2017, compared to $13.2 million in the six months of 2016, due to higher mine and production costs as noted above, partially offset by 19% decrease in the number of gold equivalent ounces sold, when compared to the 2016 period.

All-in sustaining costs for the quarter ended June 30, 2017 were $843 per gold equivalent ounce, compared to $495 per gold equivalent ounce in the same period in 2016. On an aggregate basis, all-in sustaining costs increased to $10.1 million for the three months period ended June 30, 2017 from $5.7 million in the 2016 period.  In addition to higher production costs discussed above, all-in sustaining costs also increased due to higher on-site exploration expenses and capital expenditures incurred in the quarter as part of the plan to extend the mine life of the El Gallo 1 mine.

During the six months ended June 30, 2017, the El Gallo 1 mine reported all-in sustaining costs of $755 per gold equivalent ounce, compared to $517 in the same period of 2016. Aggregate all-in sustaining costs from the El Gallo 1 mine for the six months period in 2017 also increased, to $18.2 million from $15.4 million in 2016, due to higher exploration and capital expenditures incurred in Mexico, from our initiatives to extend the life of the mine, noted above.

For 2017, we budgeted a total of $3.2 million for sustaining and capital expenditures activities, from which we have spent $1.0 million during the first half of 2017.

Advanced-stage Properties - El Gallo 2

El Gallo 2 Project

During the second quarter of 2017, we spent $0.2 million on studies for the advancement of feasibility and development of the El Gallo 2 project.  These studies are designed to identify opportunities to reduce initial capital investment required to start the project and to reduce operating costs while minimizing the impact on production. Potential changes include different mill configurations, mine plans, and tailings deposition methods. The $180.0 million of capital expenditures estimated in the El Gallo 2 feasibility study has not been updated to reflect these possible changes.

Our 2017 budget for the El Gallo 2 is approximately $4.9 million, including $2.0 million for exploration and $2.9 million for the advancement of feasibility and development.  During the three and six months ended June 30, 2017 we have incurred $0.5 million and $1.1 million in exploration, respectively; and $0.2 million and $0.3 million in the advancement of feasibility and development of the El Gallo 2, respectively.

Exploration Activities – Mexico

El Gallo area, Sinaloa, México

The El Gallo area is being explored to extend life of mine, to assess and expand known zones of mineralization and to generate new targets within the district for significant new discoveries.

During the three months ended June 30, 2017, a comprehensive review of all exploration data was completed resulting in the optimization of existing data and the production of quality figures to better support and orient exploration work. A spectral study was completed and provides additional information to assist with the definition of priority areas for a new multi-elements soil geochemical survey, which was initiated in late June and will be completed during the third quarter. Drilling continued around the mine site, focusing on the north-west extension of the Samaniego open pit and at some of the near site satellite targets, including the El Encuentro mineralized zone.

A small mobile reverse-circulation drill rig was acquired to sustain exploration drilling activities, maintain a low environmental footprint and lower drilling cost. This new rig will be in operation starting in early in the third quarter of 2017.

For 2017, a total of $4.2 million has been budgeted for exploration, including near-mine and district scale exploration. For the three and six months ended June 30, 2017, $1.0 million and $1.9 million have been spent on exploration in the El Gallo Complex area, respectively.

MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

The following table sets out production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine on a 100% basis for the three and six months ended June 30, 2017 and 2016. Also, included at the bottom of the table are the production figures reported on a 49% attributable basis.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of ore mined	132	140	240	247
Average grade (gpt):
Gold	6.8	6.5	6.8	6.7
Silver	444	514	470	519
Tonnes of ore processed	135	147	250	249
Average grade (gpt):
Gold	6.7	6.1	6.6	6.2
Silver	418	428	436	446
Average recovery (%):
Gold	87.5	87.8	87.8	88.3
Silver	86.8	87.5	88.6	87.9
Gold ounces:
Produced	25.5	25.2	46.6	43.5
Sold	27.4	23.8	47.4	47.3
Silver ounces:
Produced	1,581	1,770	3,044	3,132
Sold	1,763	1,699	3,168	3,380
Gold equivalent ounces(1):
Produced	46.5	48.8	87.2	85.2
Sold	50.9	46.5	89.7	92.4
Net sales	$60,835	$58,581	$109,178	$110,653
Gross average realized price ($/ounce)(2):
Gold	$1,244	$1,276	$1,248	$1,267
Silver	$16.38	$18.09	$17.18	$16.70
London average price ($/ounce):
P.M. Fix Gold	$1,257	$1,260	$1,238	$1,221
Fix Silver	$17.15	$16.78	$17.30	$15.82
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	12.5	12.4	22.8	21.3
Silver	775	867	1,491	1,535
Gold equivalent(1)	22.8	23.9	42.7	41.8

(1)	Silver production is presented as a gold equivalent. The silver to gold ratio used for 2017 and 2016 was 75:1.
(2)

Average realized prices is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on Page 32 for additional information, including definitions of these terms.

Gold and silver production

•

The increase in gold production at the San José Mine for the three and six months ended June 30, 2017 was driven by higher average grades of gold processed, when compared to 2016.  In contrast, the decrease in the average grades of silver processed for three and six months of 2017 resulted in a decrease in the number of ounces of silver produced by MSC in both periods, when compared to 2016.

•

Using a silver to gold ratio of 75:1, the San José Mine produced 46,538 and 87,203 gold equivalent ounces in the three and six months ended June 30, 2017, respectively. This compares to 48,806 and 85,249 gold equivalent ounces in the three and six months ended June 30, 2016, respectively.

Gold and silver sales

•

For the three months ended June 30, 2017, net sales increased by 4% as a result of the increase in the number of ounces of gold and silver sold in the second quarter of 2017, partly offset by the decrease in average realized prices of gold and silver, during the period.  The number of gold and silver ounces sold increased in the second quarter of 2017 due to the resolution of port delays which caused March doré shipments to be shipped in April 2017.

•

For the six months ended June 30, 2017, net sales decreased by 1%, as a result of the 6% decrease in the number of ounces of silver sold in the six months period of 2017, partly offset by a 3% increase in average realized prices of silver, during the period.  The number of ounces of gold sold, as well as the average realized price of gold remained consistent with the six months period of 2016, while the number of ounces of silver sold decreased in line with the decrease in production mentioned above.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$46,874	$39,459	$82,344	$74,398
All‑in sustaining costs(1)	56,115	49,954	101,269	92,892

San José mine - 49% basis
Total cash costs(1)	$22,968	$19,334	$40,349	$36,455
Total cash costs per ounce sold ($/ounce)(1):
Gold	$934	$878	$914	$834
Silver	$12.07	$10.91	$12.31	$10.34
Gold equivalent(2)	$921	$849	$918	$806
All‑in sustaining costs(1)	$27,496	$24,478	$49,622	$45,517
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,118	$1,111	$1,124	$1,042
Silver	$14.45	$13.81	$15.14	$12.92
Gold equivalent(2)	$1,102	$1,075	$1,129	$1,006
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on Page 32 for additional information, including definitions of these terms.

(2)

Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year. The silver to gold ratio used for 2017 and 2016 was 75:1.

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC in the second quarter of 2017 increased by 8% to $921 from $849 in the same period of 2016, as the net result of higher production costs applicable to sales due to higher labor costs and the impact of inflation, partly offset by the devaluation of the Argentina peso against the U.S. dollar.

On an aggregate basis, total cash costs increased by 19% to $46.9 million in 2017 from $39.5 million in the second quarter of 2016, mainly as a result of overall higher production costs applicable to sales for the reasons previously described. On an aggregate basis, total cash costs were also higher, in line with the 10% increase in the number of gold equivalent ounces sold in the second quarter of 2017, compared to 2016.

For the six months ended June 30, 2017, on a 100% basis, total cash costs per gold equivalent ounce sold by MSC increased by 14% to $918 from $806 in the six months period of 2016, due to higher production costs applicable to sales and on-site general and administrative expenses. In addition, during the six months of 2017, MSC sold a lower number of gold equivalent ounces, which also contributed to the increase of the per ounce cost, when compared to 2016.

On an aggregate basis, total cash costs increased by 11% to $82.3 million in the six months ended June 30, 2017, from $74.3 million during the six months period in 2016, as a result of overall higher production costs applicable to sales due to higher labor costs and the impact of inflation, partly offset by the devaluation of the Argentina peso against the U.S. dollar.  In addition, higher total cash costs were also the result of the increase in on-site general and administrative expenses, partly offset by lower commercial discounts and lower refining, smelting and transportation costs, compared to the 2016 period.

For the quarter ended June 30, 2017, on a per ounce basis, all-in sustaining costs increased slightly to $1,102 per gold equivalent ounce, compared to $1,075 per gold equivalent ounce in the same period in 2016.  On an aggregate basis, all-in sustaining costs increased from $50.0 million to $56.1 million, due to higher on-site exploration expenses, partly offset by a decrease in capitalized stripping and underground mine development costs incurred in the period.

For the six months ended June 30, 2017, on a per ounce basis, all-in sustaining costs also increased to $1,129 per gold equivalent ounce, compared to $1,006 per gold equivalent ounce in the same period in 2016.  On an aggregate basis, all-in sustaining costs increased from $92.9 million to $101.3 million in 2017, due to higher on-site exploration expenses aligned with MSC’s program to extend the life of the mine.

MSC Dividend Distribution (49%)

During the three and six months ended June 30, 2017, we received $2.4 million and $4.9 million in dividends from MSC, respectively; which compares to $2.8 million and $5.4 million in dividends received during the same period in 2016.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

Nevada Segment

The Nevada segment is comprised of the Gold Bar project, our advanced-stage property located in Nevada, U.S. and early stage exploration properties. During the three and six months ended June 30, 2017, we spent $0.4 million and $0.9 million in early stage exploration activities such as field mapping and geochemical reconnaissance work in various areas in Nevada where we consider that exploration potential exists.

Advanced-stage Properties – Gold Bar Project

During the three and six months ended June 30, 2017, we spent $0.6 million and $1.5 million on engineering and environmental works required to progress the permitting process and prepare for project construction, respectively.

Key developments at Gold Bar during the quarter were:

•

The initiation and subsequent closing of the 45-day public comment period on April 17, 2017. All public comments received have been addressed and incorporated into the final Environmental Impact Statement submitted to the BLM for final approval;

•

Applications for other critical permits, such as the Water Pollution Control and the Air Quality Control Permit, continue to progress which are expected to authorize construction, operation, and closure of the mining facilities;

•	Engineering designs continue to progress as well as the initiation of formal request for quotations for long lead capital items;

•	Continued principal General Contractor and primary earthworks group engagement to ensure accurate cost estimation and construction feasibility confirmation;

•	We expect to receive a Record of Decision during the second half of 2017, and will determine when to proceed with construction upon receipt of a positive decision.

Los Azules Segment

The Los Azules segment is composed of the Los Azules project, a copper exploration project located in San Juan, Argentina.

We had budgeted $9.6 million for the 2016-2017 exploration season at Los Azules, from which we spent $6.3 million during the quarter ended March 31, 2017, and an additional $0.8 million during the three months ended June 30, 2017. Various studies including improved definition topographical surveys over larger areas were conducted to evaluate a revision to the site general arrangement of facilities and offsite infrastructure such as access routes which are required to update existing studies.  We are currently preparing the updated Preliminary Economic Assessment (“PEA”) which is expected to be completed by the third quarter of 2017.

Timmins Segment

The Timmins segment is composed of the recently acquired gold exploration properties located in Timmins, Ontario, Canada.

On April 26, 2017, we completed the acquisition of Lexam. With this strategic acquisition, we added several assets located in the mining district of Timmins, Ontario, bringing the potential for development expansion through exploration. Evaluation work and trade-off studies are currently underway to prioritize exploration work on the properties. Updated resource estimates are expected towards the end of 2017.  To perform these activities, we have budgeted $0.9 million, from which $0.1 million was spent in the quarter ended June 30, 2017.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as some Non-U.S. GAAP (“Non-GAAP”) financial performance measures.  Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are material limitations associated with the use of such Non-GAAP measures. Since these measures do not incorporate, among other things, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$15,110	$14,613	$29,943	$35,803
Production costs applicable to sales	(8,560)	(5,763)	(15,544)	(14,830)
Depreciation of mining related assets	(292)	(114)	(444)	(209)
Gross profit	6,258	8,736	13,955	20,764
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	532	822	1,065	1,144
El Gallo 1 Mine earnings from mining operations	6,790	9,558	15,020	21,908

San José earnings from mining operations (49% basis)
Net sales	29,809	28,705	53,497	54,220
Production costs applicable to sales	(25,683)	(19,028)	(43,666)	(37,514)
San José earnings from mining operations	4,126	9,677	9,831	16,706

Total Cash Costs and All‑In Sustaining Costs

The terms total cash costs, total cash cost per ounce, all‑in sustaining costs, and all‑in sustaining cost per ounce used in this report are non‑GAAP financial measures. We report these measures to provide additional information regarding operating efficiencies on an individual mine basis (San José mine and El Gallo 1 mine), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, we exclude the share of gold or silver production attributable to the controlling interest.

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

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 52% of the value of the sales in the six months of 2017 was derived from gold and 48% was derived from silver, which compared to 51% and 49%, respectively, for the same period in 2016.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
El Gallo 1 mine cash costs
Production costs applicable to sales	$8,560	$5,763	$15,544	$14,830
Less: Depreciation	(532)	(822)	(1,065)	(1,144)
Less: Pre‑stripping costs for future pit access	—	—	—	(1,346)
On‑site general and administrative expenses	461	445	846	851
Property holding costs	—	—	10	11
Total cash costs, El Gallo 1 mine	$8,489	$5,386	$15,335	$13,202
Gold equivalent ounces sold:	12,017	11,593	24,163	29,694
El Gallo 1 mine cash costs per gold equivalent ounce sold	$706	$465	$635	$445

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$25,683	$19,734	$43,666	$38,220
Less: Operating site reclamation accretion and amortization	(165)	(443)	(303)	(791)
Depreciation	(5,852)	(6,178)	(9,870)	(11,861)
On‑site general and administrative expenses	1,045	1,063	2,157	1,878
Refining, smelting, and transportation	840	1,063	1,624	2,699
Commercial discounts	1,382	4,042	2,987	6,235
Community costs related to current operations	35	53	88	75
Total cash costs	$22,968	$19,334	$40,349	$36,455
McEwen's share of San José mine gold equivalent ounces sold	24,949	22,780	43,938	45,257
Total cash costs, MSC	$921	$849	$918	$806

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
El Gallo 1 mine all-in sustaining costs
Total cash costs	$8,489	$5,386	$15,335	$13,202
Operating site reclamation accretion and amortization	82	233	163	447
On‑site exploration expenses	1,022	120	1,930	371
Capital expenditures (sustaining)	535	—	812	—
Pre‑stripping costs for future pit access	—	—	—	1,346
All‑in sustaining costs, El Gallo 1 mine	$10,128	$5,739	$18,240	$15,366
Gold equivalent ounces sold	12,017	11,593	24,163	29,694
El Gallo 1 mine all-in sustaining cost per gold equivalent ounce sold	843	495	755	517

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$22,968	$19,334	$40,349	$36,455
Operating site reclamation accretion and amortization	165	443	303	791
On-site exploration expenses	960	356	1,567	392
Capitalised stripping & underground mine development	2,844	3,302	5,861	5,712
Less: depreciation	(359)	—	(659)	—
Capital expenditures (sustaining)	918	1,043	2,201	2,167
All‑in sustaining costs	$27,496	$24,478	$49,622	$45,517
McEwen's share of San José mine gold equivalent ounces sold	24,949	22,780	43,938	45,257
San José mine all-in sustaining cost per gold equivalent ounce sold	$1,102	$1,075	$1,129	$1,006

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gold equivalent ounces sold at the El Gallo 1 Mine	12,017	11,593	24,163	29,694
McEwen’s share of MSC gold equivalent ounces sold	24,949	22,780	43,938	45,257
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	36,966	34,373	68,101	74,951
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except ounce and per ounce figures)
El Gallo 1 mine average realized prices
Gold sales	$15,024	$14,495	$29,664	$35,603
Silver sales	86	118	279	200
Gold and silver sales	$15,110	$14,613	$29,943	$35,803
Gold ounces sold	11,950	11,500	23,950	29,526
Silver ounces sold	5,000	7,000	16,000	12,600
Gold equivalent ounces sold	12,017	11,593	24,163	29,694
Average realized price per gold ounce sold	$1,257	$1,260	$1,239	$1,206
Average realized price per silver ounce sold	$17.20	$16.86	$17.44	$15.87
Average realized price per gold equivalent ounce sold	$1,257	$1,261	$1,239	$1,206

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$16,712	$14,907	$29,007	$29,359
Silver sales	14,152	15,061	26,667	27,652
Gold and silver sales	$30,864	$29,968	$55,674	$57,011
Gold ounces sold	13,430	11,679	23,242	23,175
Silver ounces sold	863,895	832,602	1,552,238	1,656,216
Gold equivalent ounces sold	24,949	22,780	43,938	45,257
Average realized price per gold ounce sold	$1,244	$1,276	$1,248	$1,267
Average realized price per silver ounce sold	$16.38	$18.09	$17.18	$16.70
Average realized price per gold equivalent ounce sold	$1,237	$1,316	$1,267	$1,260

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

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventories with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	Six months ended
	June 30,
	2017	2016
	(in thousands)
Cash	$24,781	$36,749
Investments	11,096	4,692
Precious Metals(1)	8,114	14,269
Total cash, investments and precious metals	$43,991	$55,710

(1)	Precious Metals is calculated using the number of ounces held in inventory at the end of the period, and valued at the London PM Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	Six months ended
	June 30,
	2017	2016
	(in thousands, except ounces and per ounce)
Precious Metals (note 3 of the Consolidated Financial Statements)	$4,652	$3,598
Number of ounces of doré in inventory	6,533	10,803
London PM Fix, per ounce	1,242	1,321
Precious Metals valued at market value	$8,114	$14,269

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of June 30, 2017, no liability has been recognized for our surety bonds of $4.9 million.

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

Actual production results are sensitive to variances in any of the key factors and assumptions noted above. As a result, we frequently evaluate and reconcile actual results to budgeted results to determine if key assumptions and estimates require modification.  Any changes will, in turn, influence production guidance.

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

Between 2008 and 2015, the Argentina peso steadily devaluated against the U.S. dollar by 10%-30% on an annual basis.  Subsequently, the Argentina peso has continued devaluating however at a lower rate.  In 2016 the peso devalued by 22%; while during the six months ended June 30, 2017, the Argentina peso depreciated 8%.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2017, our VAT receivable balance was Mexican peso 149,723,105, equivalent to approximately $8.3 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

During the three and six months period ended June 30, 2017, the Mexican peso appreciated 4% and 14% against the US dollar, respectively.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future do so.  We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $0.1 million (C$0.1 million) at June 30, 2017, a 1% change in the Canadian dollar would result in a gain/loss of $0.001 million in the Consolidated Statement of Operations and Comprehensive (Loss) Income.  We also hold negligible portions of our cash reserves in Mexican and Argentina pesos.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock.  Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock at an acceptable price to meet future funding requirements.

We have invested and may continue to invest in shares of common stock of other entities in the mining sector.  Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes.  As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their disposal.

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $29.9 million for the six months ended June 30, 2017 (exclusive of our investment in MSC), a 10% change in the spot price of gold and silver as of June 30, 2017 would have had an impact of approximately $3.0 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of June 30, 2017,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $8.3 million as at June 30, 2017.

In Nevada, we are required to provide security to cover our projected reclamation costs. As at June 30, 2017, we have surety bonds of $4.9 million in place to satisfy bonding requirements for this purpose, although we do not believe we have any significant credit exposure associated with these bonds. There is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2017, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2016.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the six months ended June 30, 2017 and 2016, (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 2, 2017	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: August 2, 2017	By Andrew Elinesky,
Senior Vice President and Chief Financial Officer