Form 10-Q
period 2017-09-30
McEwen Mining Inc.
filed 2017-11-02
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 332,976,861 shares outstanding as of November 2, 2017.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUE:
Gold and silver sales	$13,430	$13,423	$43,373	$49,226
	13,430	13,423	43,373	49,226
COSTS AND EXPENSES:
Production costs applicable to sales	8,649	6,409	24,193	21,239
Mine development costs	1,382	934	3,217	2,948
Exploration costs	2,356	2,166	13,886	5,595
Property holding costs	1,979	1,892	3,590	3,297
General and administrative	4,734	3,233	13,105	8,601
Depreciation	316	312	1,125	809
Revision of estimates and accretion of asset reclamation obligations (note 6)	320	125	541	382
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	462	(4,693)	535	(13,789)
Total costs and expenses	20,198	10,378	60,192	29,082
Operating (loss) income	(6,768)	3,045	(16,819)	20,144
OTHER (EXPENSE) INCOME:
Interest and other (expense) income:	(303)	599	(478)	754
Gain on sale of assets	—	24	11	24
Gain on sale of marketable equity securities (note 2)	—	—	840	22
Other-than-temporary impairment on marketable equity securities (note 2)	(356)	—	(356)	(882)
Unrealized (loss) gain on derivatives (note 2)	(933)	(197)	136	1,522
Foreign currency (loss) gain	(276)	130	799	632
Total other (expense) income	(1,868)	556	952	2,072
(Loss) Income before income taxes	(8,636)	3,601	(15,867)	22,216
Income tax recovery (note 7)	564	607	3,067	3,330
Net (loss) income	(8,072)	4,208	(12,800)	25,546
OTHER COMPREHENSIVE (LOSS) INCOME:
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes (note 2)	—	—	(840)	—
Other-than-temporary impairment on marketable equity securities (note 2)	356	—	356	882
Unrealized (loss) gain on available-for-sale securities, net of taxes	(1,573)	290	2,066	1,790
Comprehensive (loss) income	$(9,289)	$4,498	$(11,218)	$28,218
Net (loss) income per share (note 10):
Basic	$(0.03)	$0.01	$(0.04)	$0.09
Diluted	$(0.03)	$0.01	$(0.04)	$0.09
Weighted average common shares outstanding (thousands) (note 10):
Basic	314,077	298,510	307,445	298,330
Diluted	314,077	301,045	307,445	299,995

Return of capital distribution declared per common share (note 8)	$0.005	$0.005	$0.010	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,962	$37,440
Investments (note 2)	9,225	8,543
Value added taxes receivable	7,913	4,304
Inventories (note 3)	19,560	26,620
Other current assets	2,790	1,667
Total current assets	108,450	78,574
Mineral property interests (note 4)	282,721	242,640
Investment in Minera Santa Cruz S.A. (note 5)	154,590	162,320
Property and equipment, net	14,049	14,252
Other assets (note 3, 14)	11,227	532
TOTAL ASSETS	$571,037	$498,318
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,082	$20,044
Current portion of asset retirement obligation (note 6)	689	537
Total current liabilities	25,771	20,581
Asset retirement obligation, less current portion (note 6)	9,995	9,306
Deferred income tax liability (note 7)	23,363	23,665
Other liabilities	657	1,727
Total liabilities	$59,786	$55,279

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
332,977 as of September 30, 2017 and 299,570 as of December 31, 2016 issued and outstanding (in thousands)	1,435,953	1,360,345
Warrants (note 8)	3,822	—
Accumulated deficit	(931,772)	(918,972)
Accumulated other comprehensive income	3,248	1,666
Total shareholders’ equity	511,251	443,039
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$571,037	$498,318

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 14.

Subsequent events, note 16

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

				Accumulated
				Other
	Common Stock		Warrants	Comprehensive	Accumulated
	Shares	Amount	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2015	298,634	$1,359,144	$—	$(825)	$(940,027)	$418,292
Stock-based compensation (note 9)	—	770	—	—	—	770
Return of capital distribution (note 8)	—	(2,986)	—	—	—	(2,986)
Share repurchase	(558)	(582)	—	—	—	(582)
Exercise of stock options (note 8)	1,377	3,500	—	—	—	3,500
Other comprehensive income	—	—	—	2,672	—	2,672
Net income	—	—	—	—	25,546	25,546
Balance, September 30, 2016	299,453	$1,359,846	$—	$1,847	$(914,481)	$447,212

Balance, December 31, 2016	299,570	$1,360,345	—	$1,666	$(918,972)	$443,039
Stock-based compensation (note 9)	—	1,082	—	—	—	1,082
Shares issued in connection with the acquisition of Lexam VG Gold (note 15)	12,687	38,141	—	—	—	38,141
Shares issued in connection with the equity issuance (note 8)	20,700	39,397	—	—	—	39,397
Warrants issued in connection with the equity issuance (note 8)	—	—	3,822	—	—	3,822
Exercise of stock options (note 8)	20	47	—	—	—	47
Return of capital distribution (note 8)		(3,059)	—	—	—	(3,059)
Other comprehensive income (note 2)	—	—	—	1,582	—	1,582
Net loss	—	—	—	—	(12,800)	(12,800)
Balance, September 30, 2017	332,977	$1,435,953	$3,822	$3,248	$(931,772)	$511,251

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Cash paid to suppliers and employees	$(59,903)	$(37,436)
Cash received from gold and silver sales	43,373	48,355
Dividends received from Minera Santa Cruz S.A. (note 5)	7,195	13,270
Interest received	112	222
Cash (used in) provided by operating activities	(9,223)	24,411
Cash flows from investing activities:
Acquisition of mineral property interests	—	(5,950)
Additions to property and equipment	(944)	(1,086)
Proceeds from sale of investments (note 2)	2,155	470
Acquisition costs of Lexam VG Gold, net of cash and cash equivalents acquired (note 15)	(840)	—
Proceeds from disposal of property and equipment	33	994
Acquisition of investments	—	(2,518)
Cash provided by (used in) investing activities	404	(8,090)
Cash flows from financing activities:
Proceeds from equity issuance (note 8)	42,453	—
Proceeds from warrants issuance (note 8)	4,122	—
Share and warrant issuance costs (note 8)	(3,353)	—
Repayment of short-term bank indebtedness	—	(3,395)
Return of capital distribution (note 8)	(3,059)	(2,986)
Share repurchase	—	(582)
Proceeds from the exercise of stock options	47	3,500
Cash provided by (used) in financing activities	40,210	(3,463)
Effect of exchange rate change on cash and cash equivalents	131	80
Increase in cash and cash equivalents	31,522	12,938
Cash and cash equivalents, beginning of period	37,440	25,874
Cash and cash equivalents, end of period	$68,962	$38,812

Reconciliation of net (loss) income to cash provided by (used in) operating activities:
Net (loss) income	$(12,800)	$25,546
Adjustments to reconcile net (loss) income from operating activities:
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	535	(13,789)
Other-than-temporary impairment on marketable equity securities (note 2)	356	882
Gain (loss) on disposal of fixed assets	(11)	517
Recovery of deferred income taxes (note 7)	(3,067)	(3,330)
Gain on sale of marketable securities (note 2)	(840)	(22)
Stock-based compensation (note 9)	1,082	770
Depreciation	1,125	809
Revision of estimates and accretion of asset reclamation obligations (note 6)	541	382
Amortization of mineral property interests and asset retirement obligations	1,513	1,845
Foreign exchange gain	(131)	(80)
Unrealized gain on derivative investments (note 2)	(136)	(1,522)
Change in non-cash working capital items:
(Increase) decrease in VAT taxes receivable, net of collection of $1,610 (2016 - $9,523)	(3,609)	6,759
Increase (decrease) in other assets related to operations	(4,361)	(8,156)
Increase in liabilities related to operations	3,385	530
Dividends received from Minera Santa Cruz S.A. (note 5)	7,195	13,270
Cash (used in) provided by operating activities	$(9,223)	$24,411

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration for, development of, production and sale of gold and silver, and with the acquisition of the Los Azules project in 2012, exploration for copper. On January 24, 2012, the Company changed its name from U.S. Gold Corporation to McEwen Mining Inc. after the completion of the acquisition of Minera Andes Inc. by way of a statutory plan of arrangement under the laws of the Province of Alberta, Canada.

The Company operates in Argentina, Mexico, Canada and the United States. It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. It also owns and operates the El Gallo 1 mine in Sinaloa, Mexico. Finally, the Company owns the Los Azules copper deposit in San Juan, Argentina, the El Gallo 2 project in Sinaloa, Mexico, the Gold Bar project in Nevada in the United States, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Timmins, Ontario in Canada.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, the Consolidated Balance Sheets as at September 30, 2017 (unaudited) and December 31, 2016, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation – Scope of Modification Accounting:  In July 2017, the FASB issued ASU No. 2017-11 which addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The update to the standard is effective for the Company for fiscal years beginning after December 15, 2018, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

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

Business Combinations: Definition of a business: In January 2017, the FASB issued ASU No. 2017-01 which changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities is a business. The update to the standard is effective for the Company beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued ASU No. 2016-16, to modify the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions. ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard is effective for the Company beginning after December 5, 2017, with early application permitted as of the beginning of an annual period. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Revenue from Contracts with Customers: In 2016, the FASB issued four separate accounting standard updates regarding Topic 606: ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-13. These ASUs outline amendments to Topic 606 which is not yet effective, including reporting revenue gross versus net, identifying performance obligations and licensing and narrow-scope improvements and practical expedients. The effective date and transition requirements for the amendments listed in these updates are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09) which is January 1, 2018, with earlier application permitted. The Company will not be early adopting Topic 606.

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

As of September 30, 2017, the Company performed a comprehensive analysis of most sales contracts, including those contracts of MSC, to determine the effect of this amendment and the impact it will have on the Company’s consolidated financial statements. In the case of revenue recognized by the Company in its consolidated financial statements, some of the items subject to the evaluation included timing of revenue recognition, insurance and shipping services arranged by the Company on behalf of its customers, and refining and treatment costs classification. In the case of revenue recognized by MSC, additional items included variable consideration on concentrate sales and take-or-pay contract considerations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On October 6, 2017, the Company announced the completion of the acquisition of Black Fox Complex (“Black Fox”) certain assets and liabilities from Primero Mining Corporation (“Primero”). The Company is still in the process of reviewing the contracts acquired in connection with this recent acquisition of and completing the assessment of the impact.

Based on the analysis of most of the contracts completed thus far, the Company does not expect that the adoption of the standard will materially affect the timing of recognition of revenue in the Company’s consolidated financial statements at the transition date or prospectively, and the overall impact will be limited to increased disclosure requirements. The Company will continue monitoring industry developments and assessing the new revenue recognition policy and any related impact on its internal controls with an expectation of having an update to the impact of the standard in the fourth quarter of 2017.

Leases – Amendments: In February 2016, the FASB issued ASU 2016-02 which core principle is that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. The Company is evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company beginning after December 15, 2017, including interim periods within such fiscal years. The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. The Company classifies marketable equity securities as available-for-sale securities and warrants on equity interests in publicly-traded securities as held for trading securities. Marketable equity securities are recorded at fair value based upon quoted market prices, and warrants are recorded at fair value using the Black-Scholes option pricing model. The following is a summary of the balances of investments as of September 30, 2017, and December 31, 2016:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of September 30, 2017	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$6,749	$—	$(2,155)	$2,217	$484	$7,295
Warrants	1,794	—	—	—	136	1,930
Investments	$8,543	$—	$(2,155)	$2,217	$620	$9,225

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2016	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$1,032	$4,004	$(470)	$3,043	$(860)	$6,749
Warrants	—	415	—	—	1,379	1,794
Investments	$1,032	$4,419	$(470)	$3,043	$519	$8,543

As of September 30, 2017, the cost of the marketable equity securities, net of impairment charges, and warrants was approximately $3.3 million (December 31, 2016 - $4.9 million).

The Company maintains a portfolio of warrants on equity interests in publicly-traded securities for investment purposes which are not used in any hedging activities. As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Consolidated Statement of Operations and Comprehensive (Loss) Income. During the three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $0.9 million and an unrealized gain of $0.1 million respectively, compared to an unrealized loss of $0.2 million and unrealized gain of $1.5 million for the three and nine months ended September 30, 2016.

In addition, during the nine months ended September 30, 2017, the Company sold marketable equity securities for proceeds of $2.2 million.  The Company realized a gain of $0.8 million, which is included in the Consolidated Statement of Operations and Comprehensive (Loss) Income. In the comparative nine months ended September 30, 2016, the Company realized a gain of $0.1 million on marketable equity securities sold.

Unrealized gains and losses for available-for-sale securities are included in other comprehensive income and not reported in Net (Loss) Income unless the securities are sold or if there is an other-than- temporary decline in fair value below cost.

During the nine months ended September 30, 2017, the Company reviewed its investment portfolio to determine if any security was other-than-temporarily impaired (“OTTI”). An OTTI security would require the Company to record an impairment charge in the Consolidated Statement of Operations and Comprehensive (Loss) Income in the period if such determination is made. In making this judgment, the Company evaluated, among other things, the duration and extent, if any, to which the fair value of a security was less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis.

From this assessment, the Company concluded that the fair value of certain marketable equity securities exhibited a prolonged decline in share price due to deterioration of the issuer’s results; therefore, the decline in these marketable equity securities was considered OTTI.  Accordingly, the Company recognized an OTTI impairment loss of $0.4 million on the Consolidated Statement of Operations and Comprehensive (Loss) Income, for the three and nine months ended September 30, 2017. In the comparative period, the Company recorded an OTTI impairment loss of $nil and $0.9 million for the three and nine months ended September 30, 2016, respectively.

For the remaining marketable equity securities, the Company recorded an unrealized loss, net of tax, of $1.6 million and unrealized gain, net of tax, of $2.1 million for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, the Company recognized unrealized gain of $0.3 million and $1.8 million, respectively, net of taxes.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3   INVENTORIES

	September 30, 2017	December 31, 2016
Material on leach pads	$10,412	$14,267
In-process inventory	3,376	4,953
Stockpiles	1,960	1,102
Precious metals	2,328	5,035
Materials and supplies	1,484	1,263
Current Inventories	$19,560	$26,620

A portion of leach pad inventories in the amount of $10.9 million (December 31, 2016 – $nil) expected to be recovered after twelve months is included in the Other assets.

NOTE 4 MINERAL PROPERTY INTERESTS

The Company’s Mineral Property Interests include the El Gallo 1 mine in Mexico, the Gold Bar project in Nevada, the Los Azules project in Argentina, properties in Timmins, Canada, and other properties located in Mexico and Nevada.

The Company conducts a review of potential triggering events for impairment for all its mineral property interests on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets for impairment, in accordance with its accounting policy. During the nine months ended September 30, 2017, the Company did not identify events or changes in circumstances affecting the carrying values of its long-lived assets.

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

For the three and nine months ended September 30, 2017, the Company recorded $0.4 million and $1.5 million, respectively (September 30, 2016 - $0.7 million and $1.8 million, respectively), of amortization expense related to the El Gallo 1 mine, which is included in Production Costs Applicable to Sales in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investment in MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, are translated into U.S. GAAP by MSC’s management. As such, the summarized financial data under this heading is presented in accordance with U.S. GAAP.

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $0.5 million for the three and nine months ended September 30, 2017 (September 30, 2016 – income of $4.7 million and $13.8 million, respectively). These amounts include the amortization of the fair value increments arising from the purchase price

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

allocation and related income tax recovery associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

During the three and nine months ended September 30, 2017, the Company received $2.3 million and $7.2 million in dividends from MSC, respectively.  This compares to $7.9 million and $13.3 million received during the three and nine months ended September 30, 2016, respectively.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2017 and year ended December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Investment in MSC, beginning of the period	$162,320	$167,107
Attributable net income from MSC	1,941	15,961
Amortization of fair value increments	(6,967)	(12,274)
Income tax recovery	4,491	9,264
Dividend distribution received	(7,195)	(17,738)
Investment in MSC, end of the period	$154,590	$162,320

A summary of the operating results from MSC for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Minera Santa Cruz S.A. (100%)
Net Sales	$52,722	$72,116	$161,900	$182,769
Production costs applicable to sales	(43,596)	(49,345)	(132,710)	(125,904)
Net income	707	12,072	3,962	31,293

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$346	$5,916	$1,941	$15,334
Amortization of fair value increments	(2,469)	(2,914)	(6,967)	(9,370)
Income tax recovery	1,661	1,691	4,491	7,825
(Loss) income from investment in MSC, net of amortization	$(462)	$4,693	$(535)	$13,789

As of September 30, 2017, MSC had current assets of $99.1 million, total assets of $419.1 million, current liabilities of $35.0 million and total liabilities of $103.7 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges. Excluding the fair value increments from the purchase price allocation and other adjustments, MSC had current assets of $98.5 million, total assets of $255.3 million, current liabilities of $40.2 million, and total liabilities of $65.6 million as at September 30, 2017.

NOTE 6   RECLAMATION OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Tonkin property in the state of Nevada, the El Gallo 1 mine in Mexico, and the Timmins properties in the province of Ontario which were acquired through the transaction with Lexam VG Gold (“Lexam”) in April 2017.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Asset retirement obligation liability, beginning of the period	$9,843	$7,784
Settlements	(97)	(66)
Accretion of liability	337	506
Current year additions	570	—
Adjustment reflecting updated estimates	(17)	1,619
Foreign exchange revaluation	48	—
Asset retirement obligation liability, ending balance	$10,684	$9,843
Current portion	(689)	(537)
Non-current portion	$9,995	$9,306

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

For the three and nine months ended September 30, 2017, the Company recorded a deferred income tax recovery of $0.6 million and $3.1 million, respectively. The deferred income tax recovery is a combined result of fluctuations in tax benefits related to exploration spending at Los Azules, the Argentine peso devaluation and the unrealized gains in the value of our investments recorded through Other Comprehensive (Loss) Income during the period. In comparison, for the three and nine months ended September 30, 2016, the Company recorded an income tax recovery of $0.6 million, and $3.3 million respectively, primarily resulting from the Argentine peso devaluation.

NOTE 8   SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2017, 20,000 shares of common stock were issued upon the exercise of stock options under the Company’s Equity Incentive Plan, at the weighted average exercise price of $2.34 per share for proceeds of $0.1 million. This compares to 1,377,085 shares of common stock issued upon exercise of stock options during the same period of 2016, at a weighted average exercise price of $2.56 per share for proceeds of $3.5 million.

During the nine months ended September 30, 2017, the Company paid two semi-annual returns of capital distributions totaling $0.01 (September 30, 2016 - $0.01) per share of common stock, for a total distribution of $3.1 million (September 30, 2016 - $3.0 million).

The Company issued 12,687,035 shares of common stock as part of the Lexam acquisition completed on April 26, 2017. See Note 15 Acquisition of Lexam.

Equity Offering

On September 22, 2017, the Company issued 20,700,000 common shares and 10,350,000 warrants for net proceeds of $43.2 million, after deducting issuance costs of $3.4 million. Each common share subscribed for, entitled the holder to receive half a warrant, and each whole warrant entitles the holder to purchase one common share at a price of $2.70. Warrants are exercisable at any time prior to September 28, 2018, after which the warrants will expire and be of no value.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company concluded that both common shares and warrants are equity-linked financial instruments and should be accounted for permanently in the Shareholder’s Equity section in the Consolidated Balance Sheet, with no requirement to subsequently revalue any of the instruments. Based on the relative fair values, the Company allocated $39.4 million to common shares and $3.8 million to warrants, net of issuance costs.

The Company used the Black-Scholes pricing model to determine the fair value of warrants using the following assumptions:

Risk-free interest rate	1.56%
Dividend yield	0.36%
Volatility factor of the expected market price of common stock	71%
Weighted-average expected life	53 weeks
Weighted-average grant date fair value	0.40

All 10,350,000 warrants remained outstanding and unexercised as of September 30, 2017.

NOTE 9   STOCK-BASED COMPENSATION

During the nine months ended September 30, 2017, 0.4 million stock options were granted to certain employees at a weighted average exercise price of $2.78 per share, which includes 0.1 million options issued as part of exchange of each option to purchase a common share of Lexam for a replacement option entitling the holder to acquire 0.056 share of the Company’s common stock.  See Note 15 Acquisition of Lexam.  In comparison, during the nine months ended September 30, 2016, 0.6 million stock options were granted to certain employees at a weighted average exercise price of $3.99 per share. The options vest equally over a three-year period (subject to acceleration of vesting in certain events) if the individual remains affiliated with the Company and are exercisable for a period of 5 years from the date of issue.

The principal assumptions used in applying the Black-Scholes option pricing model for these awards were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.46%	1.15%	1.49%	1.15%
Dividend yield	0.36%	0.25%	0.34%	0.25%
Volatility factor of the expected market price of common stock	72%	74%	73%	74%
Weighted-average expected life of option	3.5 years	5 years	3.5 years	5 years
Weighted-average grant date fair value	1.40	2.36	1.52	2.36

During the three and nine months ended September 30, 2017, the Company recorded stock option expense of $0.3 million and $1.1 million respectively.  This compares to $0.3 million and $0.8 million for the three and nine months ended September 30, 2016.

NOTE 10 (LOSS) INCOME PER SHARE

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

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Below is a reconciliation of the basic and diluted weighted average number of common shares and exchangeable shares outstanding and the computations for basic and diluted net (loss) income per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(amounts in thousands, except net income per share)

Net (loss) income	$(8,072)	$4,208	$(12,800)	$25,546

Weighted average common shares outstanding:	314,077	298,510	307,445	298,330
Effect of employee stock-based awards	—	2,535	—	1,665
Diluted shares outstanding:	314,077	301,045	307,445	299,995

Net (loss) income per share:
Basic	$(0.03)	$0.01	$(0.04)	$0.09
Diluted	$(0.03)	$0.01	$(0.04)	$0.09

For the three and nine months ended September 30, 2017, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

For the three months ended September 30, 2016, options to purchase 1.3 million shares of common stock outstanding at an average exercise price of $5.18 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during that period.  For the nine months ended September 30, 2016, options to purchase 2.4 million shares of common stock outstanding at an average exercise price of $4.14 per share were not included in the computation of diluted weighted average shares because the exercise price exceeded the average price of the Company’s common stock during the nine months ended September 30, 2016.

NOTE 11   RELATED PARTY TRANSACTIONS

The Company recorded the following expense (income) in respect to the related parties outlined below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Lexam L.P.	$—	$82	$90	$153
Lexam VG Gold	—	17	(33)	57
Noblegen Inc.	40	—	40	—
REVlaw	86	38	169	92

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	September 30,	December 31,
	2017	2016
Lexam VG Gold	—	27
Noblegen Inc.	45	—
REVlaw	35	148

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

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

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding securities of Lexam and Lexam became a wholly-owned subsidiary of the Company. See Note 15 Acquisition of Lexam. Prior to the acquisition, Robert R. McEwen was the Non-Executive Chairman of Lexam and held a 27% ownership in Lexam and the Company shared services with Lexam including rent, personnel, office expenses and other administrative services. Historically, these transactions were in the normal course of business.

Robert R. McEwen is also a significant shareholder of Noblegen Inc., a company that develops processes to commercially cultivate microorganisms with applications in different industries. The metallurgical services provided by Noblegen Inc. are in the normal course of business and have been recorded at their exchange amount.

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and one other member of the legal department are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

NOTE 12 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals exploration company focused on precious metals in Argentina, Mexico, Canada and the United States. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project level where the economic characteristics of the individual mines or projects are not alike. As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments and not provided to the CODM for review are included in Corporate and other and are provided in this note for reconciliation purposes.

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

In the second quarter of 2017, the Company completed the acquisition of Lexam which included a portfolio of exploration projects located in Timmins, Ontario. The performance and allocation of resources to these assets is done separately by the CODM. As a result, for the three and nine months ended September 2017, the Company separately reported segment (loss) income attributable to Timmins. The updated composition of segments reflects the distinct economic characteristic of each mine/project. Significant information relating to the Company’s reportable operating segments is summarized in the tables below.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

						Total
						Segment
Three months ended September 30, 2017	Mexico	MSC	Los Azules	USA	Timmins	Income (Loss)
Gold and silver sales	$13,430	$—	$—	$—	$—	$13,430
Production costs applicable to sales	(8,649)	—	—	—	—	(8,649)
Mine development costs	(273)	—	—	(1,109)	—	(1,382)
Exploration costs	(1,149)	—	(365)	(556)	(137)	(2,207)
Property holding costs	(1,044)	—	—	(935)	—	(1,979)
General and administrative expenses	(715)	—	(320)	(441)	(32)	(1,508)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(462)	—	—	—	(462)
Segment income (loss)	$1,600	$(462)	$(685)	$(3,041)	$(169)	$(2,757)
Corporate and other
Other exploration						$(149)
General and administrative expenses						(3,226)
Depreciation						(316)
Revision of estimates and accretion of reclamation obligations						(320)
Interest and other expense						(303)
Other-than-temporary impairment on marketable equity securities						(356)
Unrealized gain on derivatives						(933)
Foreign currency gain						(276)
Net loss before income taxes						$(8,636)

						Total
						Segment
Nine months ended September 30, 2017	Mexico	MSC	Los Azules	USA	Timmins	Income (Loss)
Gold and silver sales	$43,373	$—	$—	$—	$—	$43,373
Production costs applicable to sales	(24,193)	—	—	—	—	(24,193)
Mine development costs	(605)	—	—	(2,612)	—	(3,217)
Exploration costs	(4,201)	—	(7,507)	(1,487)	(267)	(13,462)
Property holding costs	(2,089)	—	(48)	(1,453)	—	(3,590)
General and administrative expenses	(2,594)	—	(949)	(1,226)	(58)	(4,827)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(535)	—	—	—	(535)
Segment income (loss)	$9,691	$(535)	$(8,504)	$(6,778)	$(325)	$(6,451)
Corporate and other
Other exploration						$(424)
General and administrative expenses						(8,278)
Depreciation						(1,125)
Revision of estimates and accretion of reclamation obligations						(541)
Interest and other expense						(478)
Gain on sale of assets						11
Gain on sale of marketable equity securities						840
Other-than-temporary impairment on marketable equity securities						(356)
Unrealized gain on derivatives						136
Foreign currency gain						799
Net loss before income taxes						$(15,867)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

						Total
						Segment
Three months ended September 30, 2016	Mexico	MSC	Los Azules	USA	Timmins	Income (Loss)
Gold and silver sales	$13,423	$—	$—	$—	$—	$13,423
Production costs applicable to sales	(6,409)	—	—	—	—	(6,409)
Mine development costs	(341)	—	—	(593)	—	(934)
Exploration costs	(1,094)	—	(543)	(506)	—	(2,143)
Property holding costs	(812)	—	(192)	(888)	—	(1,892)
General and administrative expenses	(474)	—	(234)	(69)	—	(777)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	4,693	—	—	—	4,693
Segment income (loss)	$4,293	$4,693	$(969)	$(2,056)	$—	$5,961
Corporate and other
Other exploration						$(23)
General and administrative expenses						(2,456)
Depreciation						(312)
Revision of estimates and accretion of reclamation obligations						(125)
Interest and other expense						599
Gain on sale of assets						24
Unrealized gain on derivatives						(197)
Foreign currency gain						130
Net income before income taxes						$3,601

						Total
						Segment
Nine months ended September 30, 2016	Mexico	MSC	Los Azules	USA	Timmins	Income (Loss)
Gold and silver sales	$49,226	$—	$—	$—	$—	$49,226
Production costs applicable to sales	(21,239)	—	—	—	—	(21,239)
Mine development costs	(1,038)	—	—	(1,910)	—	(2,948)
Exploration costs	(2,739)	—	(1,046)	(1,692)	—	(5,477)
Property holding costs	(1,642)	—	(367)	(1,288)	—	(3,297)
General and administrative expenses	(1,963)	—	(419)	(176)	—	(2,558)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	13,789	—	—	—	13,789
Segment income (loss)	$20,605	$13,789	$(1,832)	$(5,066)	$—	$27,496
Corporate and other
Other exploration						$(118)
General and administrative expenses						(6,043)
Depreciation						(809)
Revision of estimates and accretion of reclamation obligations						(382)
Interest and other income						754
Other-than-temporary impairment on marketable equity securities						(882)
Gain on sale of assets						24
Gain on sale of marketable securities						22
Unrealized gain on derivatives						1,522
Foreign currency gain						632
Net income before income taxes						$22,216

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

	Revenue(1)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Mexico	$13,430	$13,423	$43,373	$49,226
Total consolidated	$13,430	$13,423	$43,373	$49,226

	Long-lived Assets as at
	September 30,	December 31,
	2017	2016
Canada	$42,555	$663
Mexico	36,879	27,582
USA	37,071	37,620
Argentina(2)	346,082	353,879
Total consolidated	$462,587	$419,744

(1)Presented based on the location from which the product originated.

(2)Includes Investment in MSC of $154.6 million as of September 30, 2017 (December 31, 2016 - $162.3 million).

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

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9,225	$7,295	$1,930	$—
Total	$9,225	$7,295	$1,930	$—

	Fair Value as at December 31 2016
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8,543	$6,749	$1,794	$—
Total	$8,543	$6,749	$1,794	$—

The Company's investments mainly consist of marketable equity securities which are exchange-traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

Further, as noted in Note 2, Investments, the Company’s investments also include warrants on equity interests in publicly-traded securities. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy.

The fair value of other financial assets and liabilities approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 14   COMMITMENTS AND CONTINGENCIES

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States. Pursuant to the requirements imposed by Bureau of Land Management (“BLM”), the Company has Nevada bonding obligations of $19.9 million which primarily pertains to the Tonkin property and the Gold Bar property reclamation requirements. Under current Mexican regulations, bonding of projected reclamation costs is not required. Under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its properties in Timmins. The $0.1 million is recorded as restricted cash in Other assets.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On June 23, 2017, the Company replaced its previous surety facility by entering into a new $20.0 million surety facility, carrying an annual financing fee of 2%, with no requirement for an initial deposit and the financing fee payable only on draw down amounts. The $0.5 million deposit associated with the previous facility and recorded in Other assets was received by the Company in July 2017.

On August 25, 2017, the BLM in Nevada accepted the Company’s bond in the amount of $15.0 million to provide reclamation coverage for operations on the Gold Bar property. On August 25, 2017, the Company drew down $15.0 million on the existing surety to satisfy the bonding requirements for the Gold Bar project. As of September 30, 2017, the Company had a total of $19.9 million of surety bonds outstanding which primarily pertain to the Gold Bar property and the Tonkin property reclamation requirements.

Pursuant to the Black Fox acquisition, which closed subsequent to quarter end, as described in Note 16 Subsequent Events, the Company extended its existing $20.0 million surety facility to include the necessary bonding to satisfy the Black Fox closure plan. The terms of the credit facility remain the same, with no requirement for an initial deposit and an annual financing fee of 2% due on draw down. Black Fox has bonding requirements of $16.5 million (C$20.6 million). On September 15, 2017, the Company issued surety bond letters to the Ministry of Mines and Northern Development (“MNDM”) in Ontario to assume these liabilities effective October 2, 2017. On September 27, 2017, the Company received notification from the MNDM that the surety bonds had been accepted.

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

The Company’s total purchase price of $39.2 million was comprised of 12,687,035 common shares issued from treasury valued at $3.00 per share, share replacement awards of $0.1 million and transaction costs totaling $1.0 million. The Lexam acquisition was accounted for as an asset acquisition and transaction costs associated with the acquisition were capitalized to the Mineral Property Interests acquired, consistent with the Company’s Mineral Property Interests accounting policy.

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
$39,158

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Mineral property interests acquired include a 100% interest in the Buffalo Ankerite, Fuller and Davidson Tisdale deposits and a 61% interest in the Paymaster deposit all located in Timmins, Ontario. The remaining 39% interest in the Paymaster property is held by Goldcorp Inc., a joint venture partner. Certain properties are also subject to a net profit interest (“NPI”) in the 10-20% range, payable to an unrelated third party.

NOTE 16 SUBSEQUENT EVENTS

Acquisition of Black Fox

On October 6, 2017, the Company announced the completion of the acquisition of certain assets and liabilities from Primero by the way of the Asset Purchase Agreement (“Agreement”) dated August 25, 2017. The assets primarily include the Black Fox mine site, mill, property, plant and equipment and adjacent exploration properties located in Township of Black River‐Matheson, Ontario, Canada. The liabilities primarily include reclamation obligations and certain assumed contracts related to the acquired assets. Pursuant to the Agreement, the Company acquired these assets and liabilities in exchange for cash consideration of $27.5 million.

The Company concluded that the acquired assets and assumed liabilities constitute a “business” under U.S. GAAP and accordingly, the acquisition will be accounted for as a business combination rather than an asset acquisition. Due to the timing of the acquisition being completed subsequent to the period end, the determination of the fair values of the assets acquired and the liabilities assumed had not been finalized, so the allocation of the purchase price among those assets and liabilities could not be determined.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of November 2, 2017, for the foreseeable future. It also analyzes our financial condition at September 30, 2017 and compares it to our financial condition at December 31, 2016. Finally, the discussion analyzes our results of operations for the three and nine months ended September 30, 2017 and compares those to the results for the three and nine months ended September 30, 2016.  With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2016.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be our peer group of mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 37.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979.  Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver, and with the acquisition of the Los Azules project in 2012, exploration for copper.  We own and operate the producing El Gallo 1 mine in Sinaloa, Mexico. We own a 49% interest in MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina. We also own the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, the Black Fox Complex and other projects in Timmins in Ontario, Canada, and a portfolio of exploration properties in Argentina, Mexico and the United States.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Operating and Financial Highlights

Highlights for the third quarter of 2017 are included below and discussed further in Results of Consolidated Operations and elsewhere in this MD&A:

•

Following the end of the quarter, on October 6, 2017, we announced the completion of the acquisition of the Black Fox Complex, enhancing our growth strategy in the Timmins region, that started with the acquisition of Lexam earlier in 2017.

•	On September 22, 2017, we completed a financing for gross proceeds of $46.6 million primarily for the purpose of funding the acquisition of Black Fox.
•	We continue to advance the permitting process at Gold Bar, with substantial advance as of quarter-end, as planned, with the expectation to begin its development by the end of 2017.
•

We completed a Preliminary Economic Assessment (“PEA”) for the Los Azules Project, estimating robust economics and the expectation for a high margin, rapid pay-back, and long-life open pit mine at current copper, gold and silver prices.

•	We reported $13.4 million in gold and silver sales from the sale of 10,580 gold equivalent ounces by our El Gallo 1 mine.
•

We realized average prices of $1,269 and $17.46 per ounce of gold and silver, respectively, sold by the El Gallo 1 mine, and $1,281 and $16.70 per ounce of gold and silver, respectively, sold by the San José mine.

•	The El Gallo 1 mine produced 7,213 gold equivalent ounces, comprised of 7,189 ounces of gold and 1,789 ounces of silver.
•

The San José mine produced 44,560 gold equivalent ounces, comprised of 24,208 ounces of gold and 1,526,449 ounces of silver, based on a 100% basis; or 21,834 gold equivalent ounces, represented by 11,862 ounces of gold and 747,960 ounces of silver, based on the 49% basis attributable to us.

•	The El Gallo 1 mine realized total cash costs of $832 and all-in sustaining costs of $946 per gold equivalent ounce, respectively.
•	The San José mine realized total cash costs of $850 and all-in sustaining costs of $1,065 per gold equivalent ounce, respectively.
•	We reported a net loss of $8.1 million, or $0.03 per share for the quarter.
•	The loss from our investment in MSC was $0.5 million, and we received $2.3 million in dividends during the three months ended September 30, 2017.
•	As of September 30, 2017, we reported $82.3 million in cash, investments and precious metals valued at the London P.M. Fix spot price and no indebtedness(1).

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 37.

Selected Financial and Operating Results

The following table summarizes selected financial and operating results of our Company for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise indicated)
Gold and silver sales	$13,430	$13,423	$43,373	$49,226
(Loss) income on investment in MSC, net of amortization	$(462)	$4,693	$(535)	$13,789
Net (loss) income	$(8,072)	$4,208	$(12,800)	$25,546
Net (loss) income per common share	$(0.03)	$0.01	$(0.04)	$0.09
Consolidated gold ounces(1):
Produced	19.1	24.3	61.3	81.1
Sold	21.9	23.0	69.1	75.7
Consolidated silver ounces(1):
Produced	750	916	2,252	2,465
Sold	735	968	2,304	2,637
Consolidated gold equivalent ounces(1)(2):
Produced	29.0	36.5	91.4	114.0
Sold	31.7	35.9	99.8	110.8
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José Mine.
(2)	Silver production is presented as a gold equivalent.

Consolidated Performance

For the three months ended September 30, 2017, we reported a net loss of $8.1 million, or $0.03 per share, compared to net income of $4.2 million or $0.01 per share for the third quarter in 2016. The decline in operations period over period was mainly due to the $0.5 million net loss from our investment in MSC, compared to $4.7 million income reported in the comparable period of 2016, coupled with a $2.2 million increase in production costs applicable to sales from our El Gallo 1 mine, and a $1.5 million increase in general and administrative expenses incurred in the 2017 quarter.

During the three months ended September 30, 2017, MSC reported a net loss of $0.5 million, compared to net income of $4.7 million in 2016.  The net loss reported in the third quarter of 2017 was mainly driven by the 18% decrease in the number of gold equivalent ounces sold by MSC in that period. Despite the net loss, MSC paid us a dividend of $2.3 million in the quarter.

During the nine months ended September 30, 2017, our net loss was $12.8 million or $(0.04) per share, compared to net income of $25.5 million or $0.09 per share for the same period in 2016. The net loss in 2017 was the result of lower number of gold ounces sold at higher production costs, mainly from an increased strip ratio of waste to ore mined and the higher volume of waste mined, when compared to the prior period.  Further, processing costs increased from the mechanical failure on the crushing circuit at El Gallo 1 mine.  In addition, the $8.3 million increase in exploration expenses incurred mainly at our Los Azules project and the loss reported by MSC in the period further contributed to the consolidated net loss reported in 2017.

Results of Consolidated Operations

Three months ended September 30, 2017 compared to 2016

Revenue.  Gold and silver sales for the quarter ended September 30, 2017 remained at $13.4 million, unchanged from the 2016 period, with a 5% increase in gold equivalent ounces sold being offset by a 5% and 10% decrease in the average realized prices of gold and silver, respectively, at our El Gallo 1 mine.

Production costs applicable to sales.  Production costs applicable to sales at the El Gallo 1 mine increased to $8.6 million in the three months period ended September 30, 2017, compared to $6.4 million in 2016.  Processing costs increased during the quarter due to an increased strip ratio of waste to ore, and a higher number of tonnes of waste moved in 2017. Furthermore, additional costs were incurred to bring the crushing circuit back to operations after the mechanical failure which occurred at the end of July.  Production costs also increased as a result of the 3% increase in the number of tonnes processed during the period.  Further, production costs denominated in Mexican peso have increased in line with the appreciation of the Mexican peso against the U.S. dollar, during the 2017 period.

Operating income (expenses)

Mine development costs, which relate to engineering and development expenditures incurred at our advanced-stage properties, increased to $1.4 million for the three months period ended September 30, 2017 from $0.9 million in the 2016 period, in line with our continuing our activities to develop Gold Bar into a producing property.

Exploration costs in the third quarter of 2017 increased to $2.4 million from $2.2 million in 2016.  The slight increase is due to exploration activities at the recently acquired Timmins project. For a detailed discussion on exploration costs, please refer to the each of the segments sections below.

General and administrative expenses increased to $4.7 million in 2017 from $3.2 million in 2016, mainly as a result of costs associated with the Black Fox acquisition, coupled with expenses associated with higher personnel costs. The appreciation of the Canadian dollar against the U.S. dollar in the third quarter of 2017 also contributed to the increase in general and administrative expenses when compared to 2016.

MSC reported net loss of $0.5 million in the three months ended September 30, 2017, compared to net income of $4.7 million in 2016 due to the 18% decrease in the number of gold equivalent ounces sold in the quarter, coupled with the 3% and 17% decrease in the average realized prices of gold and silver, respectively, when compared to 2016.  Please refer to the section Results of Operations – MSC below, for further details.

Other (expenses) income

During the three months ended September 30, 2017, we reported other expense of $1.9 million compared to other income of $0.6 million in the prior period.  The decline was the result of $0.7 million increase in unrealized loss on derivatives, $0.4 million increase in loss from foreign exchange, and $0.4 write-off of marketable securities recognized in the quarter.

Income tax recovery

In the three months ended September 30, 2017, we reported income tax recovery of $0.6 million unchanged from the same period of 2016, as a combined result of fluctuations in tax benefits related to exploration spending at Los Azules, the

Argentine peso devaluation and the unrealized gains in the value of our investments recorded through Other Comprehensive (Loss) Income during the period.

Nine months ended September 30, 2017 compared to 2016

Revenue.  Gold and silver sales for the nine months ended September 30, 2017 decreased to $43.4 million, from $49.2 million in 2016 due to a 13% decrease in gold equivalent ounces sold during the nine month period at our El Gallo 1 mine, partially offset by a 1% and 4% increase in the average realized prices of gold and silver, respectively. The decrease in the number of gold equivalent ounces sold was in line with the decrease in production reported in the period.  Based on our mine plan, we expect production to increase in the final quarter of 2017.

Production costs applicable to sales.  Production costs applicable to sales at the El Gallo 1 mine increased to $24.2 million in the nine months ended September 30, 2017, compared to $21.2 million in 2016.  Despite the 13% decrease in gold equivalent ounces sold in the period, production costs were higher as a result of the higher number of tonnes processed coupled with the lower average grades processed and a higher strip ratio of waste to ore being mined.  Further, the effect of the appreciation of the Mexican peso against the U.S. dollar over the peso denominated balances during 2017, along with the malfunction of the crushing system previously mentioned also contributed to the increase in the production costs in the period.

Operating Income (Expenses)

Mine development costs increased to $3.2 million for the nine months ended September 30, 2017 from $2.9 million in the 2016 period, due to $0.7 million increase in expenditures in Nevada partly offset by a $0.4 million decrease in expenditures at the El Gallo 2 project. Please refer to each of the segments sections below for a complete discussion on these costs.

Exploration costs in the period ended September 30, 2017 increased by $8.3 million to $13.9 million from $5.6 million in 2016.  The increase is mainly due to $6.5 million higher exploration expenditures incurred at the Los Azules project, coupled with $1.5 million higher exploration costs incurred in Mexico.

General and administrative expenses increased to $13.1 million in 2017 from $8.6 million in 2016, due to higher regulatory and compliance fees, acquisition costs and a higher personnel costs, when compared to the 2016 period.

In the nine months ended September 30, 2017, we recognized a net loss of $0.5 million from our investment in MSC, compared to net income of $13.8 million in the same period in 2016 due to a decrease in revenue from lower gold and silver ounces sold at lower average realized prices, coupled with higher production costs applicable to sales from the increase in labor expenditures associated with additional labor. Please refer to the section Results of Operations – MSC below, for further details.

Other income (expenses)

Other income decreased to $1.0 million in the nine months ended September 30, 2017 from $2.1 million in the same period of 2016, mainly due to a $1.3 million decrease in the unrealized gain on derivatives reported during the period.

Income tax recovery

We recovered $3.1 million in income tax in the nine months ended September 30, 2017, compared to $3.3 million in 2016, as a result of fluctuations in tax benefits related to increased exploration spending at Los Azules, the Argentine peso devaluation and the unrealized gains in the value of our investments recorded through Other Comprehensive (Loss) Income during the period.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $82.7 million, consisting of $108.5 million of current assets and $25.8 million of current liabilities. Our cash balance increased from $37.4 million at December 31, 2016 to $69.0 million at September 30, 2017, mainly as a result of the $43.2 million net proceeds received from the equity offering closed on

September 22, 2017.  The purpose of the offering was to secure funding for the acquisition of the Black Fox Complex, previously announced for an initial price of $35.0 million.  On October 6, 2017, we closed the acquisition with a cash payment of $27.5 million, after certain price adjustments.  The remaining funds from the financing supplement our treasury for future capital projects, exploration at Black Fox, and general corporate purposes.

We believe that our working capital at September 30, 2017 is sufficient to satisfy obligations due in the next 12 months, and to fund ongoing operations and corporate activities over that period.

The Company continues to evaluate capital and development expenditure requirements to advance Gold Bar, Black Fox, our other Timmins projects, and El Gallo 2, as well as exploration expenditures for all our operations and projects. If we make a positive decision to pursue one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. In such case, we would explore several financing methods, which may include incurring debt, issuing additional equity, equipment leasing, and other forms of financing.

For the nine months ended September 30, 2017, net cash used in operations was $9.2 million compared to net cash provided by operation of $24.4 million for the same period in 2016.  The significant change resulted from:

•	Increase in cash paid to suppliers and employees to $60.0 million, compared to $37.4 million in 2016, from higher exploration and production costs, compared to the prior period;

•	$43.4 million cash received from gold and silver sales in the nine months ended September 30, 2017, compared to $48.3 million in the same period of 2016;

•	Decrease in collection of VAT in Mexico to $1.6 million in the nine months ended September 30, 2017, compared to $9.5 million in the same period of 2016; and

•	Decrease in dividends received from our investment in MSC to $7.2 million in 2017, compared to $13.3 million in 2016.

Cash provided by investing activities was $0.4 million for the nine months period of 2017, compared to cash used in investing activities of $8.1 million in the same period of 2016, mainly due to:

•	No mineral property acquisitions for the 2017 period, for which the consideration was payable in cash, compared to $6.0 million spent in the 2016 period;

•	$2.2 million proceeds from the sale of marketable securities during the nine months ended September 30, 2017, compared to $0.5 million in 2016;

•	No investments in marketable securities, compared to $2.5 million used for investing in 2016, and

•	$0.8 million incurred in the acquisition of Lexam, completed in 2017, compared to $nil in 2016.

Cash provided by financing activities was $40.2 million in 2017, compared to cash used in financing activities of $3.5 million in 2016, primarily as a result of:

•

Gross proceeds of $42.5 million received from the issuance of shares and an additional $4.1 million from issuing warrants in connection with the equity offering completed on September 22, 2017; the cost associated to the issuance of shares and warrants was $3.4 million;

•	$nil repayment of the bank credit facility obtained by our Mexican subsidiary, compared to $3.4 million repaid in 2016;

•	$nil share repurchase for the nine months ended September 30, 2017, compared to $0.6 million in share repurchases in the same period of 2016; and

•	$0.1 million proceeds from stock options exercised in 2017, compared to $3.5 million proceeds from options exercised in 2016.

We continued our shareholders distributions in 2017, in the form of a return of capital, paying $0.01 per share in the nine months ended September 30, 2017 and 2016, respectively.

Mexico Segment

The Mexico Segment includes the El Gallo 1 mine, the El Gallo 2 advanced-stage project, and exploration properties neighboring the El Gallo area.

El Gallo 1 mine

El Gallo 1 mine is an operating mine, 100% owned by us.  The mine is located in Sinaloa, Mexico.

The El Gallo 1 mine is a mature operation, of which we have mined and depleted various pits during its operating life.  The current operations are producing from higher waste stripping deeper, sulfide transitional deposits typical of late stage operations.  Exploration work is ongoing in an effort to replace production and extend the asset life beyond 2018.

Overview

The following table sets out production and sales totals, total cash and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	170	193	789	702
Average grade gold (gpt)	2.70	0.83	1.57	1.42
Tonnes of mineralized material processed	278	270	904	787
Average grade gold (gpt)	2.53	1.40	1.78	2.42
Gold ounces:
Produced	7.2	11.8	26.6	47.3
Sold	10.5	10.0	34.5	39.5
Silver ounces:
Produced	1.8	7.2	12.5	21.4
Sold	6.0	4.0	22.0	16.6
Gold equivalent ounces(1):
Produced	7.2	11.8	26.8	47.6
Sold	10.6	10.1	34.7	39.7
Net sales	$13,430	$13,423	$43,373	$49,226
Average realized price ($/ounce)(2):
Gold	$1,269	$1,335	$1,248	$1,238
Silver	$17.46	$19.25	$17.41	$16.69
London average price ($/ounce):
P.M. Fix Gold	$1,278	$1,335	$1,251	$1,260
Fix Silver	$16.84	$19.61	$17.16	$17.12
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 37 for additional information, including definitions of this term.

Gold and silver production

•

Production for the quarter ended September 30, 2017 decreased to 7,213 gold equivalent ounces, from 11,849 gold equivalent ounces in the comparable period in 2016, primarily due to a serious mechanical failure at the end of July that removed the crushing circuit from operation for most of the month of August. As a result, we were unable to crush and place fresh ore on the leach pad, for most of August.

•

For the nine months ended September 30, 2017, El Gallo 1 mine produced 26,800 gold equivalent ounces, compared to 47,590 gold equivalent ounces in the same period of 2016.  The decrease in production was expected, as we commenced mining from the higher stripping deeper pits, with an increased amount of sulfide transitional mineralization during 2017. However, the operational issues affecting the crushing circuit during the third quarter of 2017 resulted in production being lower than initially forecasted.  Accordingly, we have added a portable crusher to increase the normal crushing capacity available for the remainder of the year, to compensate for the production shortfall during the fourth quarter of 2017.

•

Tonnes mined represent tonnes of ore extracted, while tonnes processed represent tonnes of ore crushed and placed on the leach pads. The difference between tonnes mined of 788,573 and tonnes processed of 903,730 correspond to ore previously mined which was consumed from the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to September 30, 2017 is estimated at 58%.

Gold and silver sales

•

Revenue from the sale of gold and silver at our El Gallo 1 mine remained at $13.4 million in the third quarter of 2017 compared to the same period in 2016, due to a 5% increase in the number of gold equivalent ounces sold, offset by a 5% and 10% decrease in the average realized prices of gold and silver, respectively.

•

For the nine months period ended September 30, 2017, revenue from sale of gold and silver at the El Gallo 1 mine decreased by 12% to $43.4 million, from $49.2 million in the same period of 2016, due to a 13% decrease in gold equivalent ounces sold in 2017, slightly offset by a 1% and 4% increase in average realized prices of gold and silver, respectively, when compared to 2016.

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo 1 mine:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise stated)
Total cash costs(1)	$8,799	$6,008	$24,134	$19,210
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$832	$598	$695	$483
All‑in sustaining costs(1)	$10,008	$6,837	$28,248	$22,203
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$946	$680	$813	$559
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 37 for additional information, including definitions of this term.

(2)	Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce for the quarter ended September 30, 2017 were $832 compared to $598 for the same period in 2016. The increase in total cash costs per gold equivalent ounce is the result of a higher strip ratio of waste to ore, higher volume of waste moved and additional costs incurred to bring the crushing circuit back to operations after the mechanical failure which occurred at the end of July, and the addition of a second contract crushing circuit to increase crushing capacity for the remainder of the year, coupled with the 3% increase in the number of tonnes processed during the period.  On an aggregate basis, total cash costs at the El Gallo 1 mine increased to $8.8 million in 2017 from $6.0 million in the 2016 period. Further, production costs denominated in Mexican peso have increased in line with the appreciation of the Mexican peso against the U.S. dollar, when compared to 2016.

Total cash costs per gold equivalent ounce for the nine months ended September 30, 2017 were $695 compared to $483 for the nine months period of 2016.  On an aggregate basis, total cash costs at the El Gallo 1 mine increased by 26% to $24.1 million in the nine months of 2017, compared to $19.2 million in the nine months of 2016. Higher total cash costs per gold equivalent ounce were the result of the decrease in average grades processed, increase in the strip ratio of waste to ore, and the increase in the number of tonnes processed which overall increased the processing cost incurred in the period.  Further, costs from mining the Central 2 and Lupita pits are higher since they are located at a greater distance than Samaniego pit. In addition, the increase in peso denominated production costs from the appreciation of the Mexican peso against the U.S. dollar also contributed to the higher total cash costs reported, when compared to 2016.

All-in sustaining costs for the quarter ended September 30, 2017 were $946 per gold equivalent ounce, compared to $680 per gold equivalent ounce in the same period in 2016. On an aggregate basis, all-in sustaining costs increased to $10.0 million for the three months period ended September 30, 2017 from $6.8 million in the 2016 period.  In addition to higher production costs discussed above, all-in sustaining costs also increased due to higher on-site exploration and capital expenditures incurred in the quarter as part of the plan to extend the mine life of the El Gallo 1 mine.

During the nine months ended September 30, 2017, the El Gallo 1 mine reported all-in sustaining costs of $813 per gold equivalent ounce, compared to $559 in the same period of 2016. Aggregate all-in sustaining costs from the El Gallo 1 mine for the nine months period in 2017 also increased, to $28.2 million from $22.2 million in 2016, due to higher exploration and capital expenditures incurred in Mexico, from our initiatives to extend the life of the mine, noted above.

For 2017, we budgeted a total of $3.3 million for sustaining and capital expenditures activities, from which we have spent $1.1 million during the nine months ended of 2017.

Advanced-stage Properties - El Gallo 2

El Gallo 2 Project

During the third quarter of 2017, we spent $0.3 million on studies for the advancement of feasibility and development of the El Gallo 2 project.  These studies are designed to identify opportunities to reduce initial capital investment required to start the project and to reduce operating costs while minimizing the impact on production. Potential changes include different mill configurations, mine plans, and tailings deposition methods.

A review of the $180.0 million capital expenditures estimated in the El Gallo 2 initial feasibility study is currently underway.  The revised feasibility study is expected to be completed by December 2017.

Our 2017 budget for the El Gallo 2 is approximately $4.9 million, including $2.0 million for exploration and $2.9 million for the advancement of feasibility and development.  During the three and nine months ended September 30, 2017 we have incurred $0.1 million and $1.2 million in exploration, respectively; and $0.3 million and $0.6 million in the advancement of feasibility and development of the El Gallo 2, respectively.

Exploration Activities – Mexico

El Gallo area, Sinaloa, México

The El Gallo area is being explored to extend life of mine, to assess and expand known zones of mineralization and to generate new drill targets within the district for significant new discoveries.

During the three months ended September 30, 2017, a multi-element soil geochemical survey was carried out over two large high priority target areas, which were identified based on results of all available geo-information including new spectral study completed at the end of the second quarter.  Drilling continued around the mine site, focusing on the north-west extension of the Samaniego open pit and on the Lupita-Central trend. Additionally, the reverse-circulation drilling was in operation around the mine site and on new targets identified from the soil geochemical survey in the area surrounding El Gallo 2.

For 2017, a total of $4.2 million has been budgeted for exploration, including near-mine and district scale exploration. For the three and nine months ended September 30, 2017, $1.1 million and $3.0 million have been spent on exploration in the El Gallo Complex area, respectively.

Results of Operations - MSC

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

The following table sets out production and sales totals, total cash and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José Mine on a 100% basis for the three and nine months ended September 30, 2017 and 2016. Also, included at the bottom of the table are the production figures reported on a 49% attributable basis.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of ore mined	135	140	375	387
Average grade (gpt):
Gold	7.2	6.7	7.0	6.7
Silver	496	522	479	520
Tonnes of ore processed	138	140	388	389
Average grade (gpt):
Gold	6.4	6.4	6.5	6.3
Silver	406	469	425	454
Average recovery (%):
Gold	86.3	87.9	87.2	88.2
Silver	85.1	87.6	86.1	87.8
Gold ounces:
Produced	24.2	25.6	70.8	69.1
Sold	23.2	26.5	70.7	73.8
Silver ounces:
Produced	1,526	1,855	4,570	4,987
Sold	1,489	1,967	4,657	5,347
Gold equivalent ounces(1):
Produced	44.6	50.3	131.8	135.6
Sold	43.1	52.7	132.8	145.1
Net sales	$52,722	$72,116	$161,900	$182,769
Gross average realized price ($/ounce)(2):
Gold	$1,281	$1,323	$1,259	$1,287
Silver	$16.70	$20.13	$17.02	$17.96
London average price ($/ounce):
P.M. Fix Gold	$1,278	$1,335	$1,251	$1,260
Fix Silver	$16.86	$19.61	$17.16	$17.12
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	11.9	12.5	34.7	33.8
Silver	748	909	2,239	2,444
Gold equivalent(1)	21.8	24.7	64.6	66.4

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 37 for additional information, including definitions of these terms.

Gold and silver production

•

The 11% decrease in gold equivalent production at the San José Mine for the three months ended September 30, 2017 was driven by slightly lower number of tonnes mined and processed as well as lower average grades of silver obtained for the ore processed, when compared to 2016. In addition, unusual lower temperatures during July affected the mine to stockpile surface ore haulage and processing of the stockpile, creating deficiencies at the plant and reducing the tonnes processed and with it the number of gold and silver ounces produced in the quarter.

•

For the nine months ended September 30, 2017, gold equivalent production at San Jose Mine decreased 3% when compare to the 2016 period, due to the decrease in average grades of silver processed partly offset by the increase in the average grades of gold processed during the period.

•

Using a silver to gold ratio of 75:1, the San José Mine produced 44,560 and 131,762 gold equivalent ounces in the three and nine months ended September 30, 2017, respectively. This compares to 50,301 and 135,550 gold equivalent ounces in the three and nine months ended September 30, 2016, respectively.

Gold and silver sales

•

For the three months ended September 30, 2017, net sales decreased by 27% as a result of decreases of 12% and 24% in the number of ounces of gold and silver sold in the third quarter of 2017, respectively.  The decrease in net sales was also the result of lower average realized prices of gold and silver obtained during the period in 2017, when compared to 2016.

•

For the nine months ended September 30, 2017, net sales decreased by 11%, as a result of the decrease of 4% and 13% in the number of ounces of gold and silver sold in the nine months period of 2017, coupled with a 2% and 5% decrease in average realized prices of gold and silver, during the period, respectively.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$36,625	$37,276	$118,968	$111,674
All‑in sustaining costs(1)	45,889	44,775	147,157	137,667

San José mine - 49% basis
Total cash costs(1)	$17,948	$18,264	$58,294	$54,720
Total cash costs per ounce sold ($/ounce)(1):
Gold	$868	$797	$900	$760
Silver	$11.05	$8.23	$11.89	$10.40
Gold equivalent(2)	$850	$707	$896	$770
All‑in sustaining costs(1)	$22,487	$21,941	$72,106	$67,457
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,088	$957	$1,113	$937
Silver	$13.85	$9.88	$14.71	$12.81
Gold equivalent(2)	$1,065	$850	$1,109	$949
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 37 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC in the third quarter of 2017 increased by 20% to $850 from $707 in the same period of 2016, as the net result of a lower number of ounces sold and higher production costs applicable to sales due to higher labor costs, higher on-site general and administration costs, and the impact of inflation, partly offset by the devaluation of the Argentina peso against the U.S. dollar.

On an aggregate basis, total cash costs decreased by 2% to $36.6 million in 2017 from $37.3 million in the third quarter of 2016, as the net result of the 18% decrease in gold equivalent ounces sold in the quarter, offset by the overall increase in production costs applicable to sales for the reasons previously described.

For the nine months ended September 30, 2017, on a 100% basis, total cash costs per gold equivalent ounce sold by MSC increased by 16% to $896 from $770 in the nine months period of 2016, due to higher production costs applicable to sales due to higher labor costs, partly offset by the decrease in commercial discounts and refining, smelting and transportation costs. In addition, during the nine months of 2017, MSC sold a lower number of gold equivalent ounces, which also contributed to the increase of the per ounce cost, when compared to 2016.

On an aggregate basis, total cash costs increased by 7% to $119.0 million in the nine months ended September 30, 2017, from $111.7 million during the nine months period in 2016.  Despite the 9% decrease in gold equivalent ounces sold, total cash costs for the nine months period of 2017 increased as a result of higher production costs applicable to sales driven by higher labor costs and the impact of inflation, partly offset by the devaluation of the Argentina peso against the U.S. dollar. Labor costs are higher in 2017 due to the combined effect of salary increases and additions to the labor force at the mine added early in the year.  Further, higher total cash costs were also the result of the increase in on-site general and administrative expenses, partly offset by lower commercial discounts and lower refining, smelting and transportation costs, compared to the 2016 period.

For the quarter ended September 30, 2017, on a per ounce basis, all-in sustaining costs increased to $1,065 per gold equivalent ounce, compared to $850 per gold equivalent ounce in the same period in 2016.  On an aggregate basis, all-in sustaining costs increased from $44.8 million to $45.9 million, due to higher capital expenditures and on-site exploration expenses, partly offset by a decrease in capitalized stripping and underground mine development costs incurred in the period.

For the nine months ended September 30, 2017, on a per ounce basis, all-in sustaining costs also increased to $1,109 per gold equivalent ounce, compared to $949 per gold equivalent ounce in the same period in 2016.  On an aggregate basis, all-in sustaining costs increased from $137.7 million to $147.1 million in 2017, due to higher on-site exploration expenses aligned with MSC’s program to extend the life of the mine, partly offset by a decrease in capitalized stripping and underground mine development costs incurred in the period.

MSC Dividend Distribution (49%)

During the three and nine months ended September 30, 2017, we received $2.3 million and $7.1 million in dividends from MSC, respectively, compared to $7.9 million and $13.3 million in dividends received during the same period in 2016.  On October 26, 2017, we received a $2.5 million dividend payment from MSC.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José Mine.

USA Segment

The USA segment is comprised of the Gold Bar project, an advanced-stage property located in Nevada, U.S. and other early stage exploration properties. During the three and nine months ended September 30, 2017, we spent $0.4 million and $1.3 million in early stage exploration activities such as field mapping and geochemical reconnaissance work in various areas in Nevada where we consider that exploration potential exists.

Advanced-stage Properties – Gold Bar Project

During the three and nine months ended September 30, 2017, we spent $1.3 million and $2.9 million on engineering and environmental works required to progress the permitting process and prepare for project construction, respectively.

Key developments at Gold Bar during the nine months ended September 30, 2017 included:

•

Approval of critical state permits from the Nevada Division of Environmental Protection (“NDEP”) has been received from the Bureau of Air Pollution Control for the Mercury Operating Permit to Construct, the Class I Air Quality Permit to Construction/Operating Permit, the Class II Air Quality Operating Permit. In addition, the Water Pollution Control Permit and Reclamation Permit from the NDEP Bureau of Mining Reclamation and Regulation are expected early in the fourth quarter of 2017 following the conclusion of the regulatory appeal period.

•	Awarded key contracts to the principal General Contractor, for major earthworks, as-well as the project Engineer of Record; and

•	Awarded key purchase orders for long-lead critical items, such as the ADR process plant equipment and power generation units.

On October 6, 2017, we received a Notice of Availability of the Final Environmental Impact Statement, issued by the Environmental Protection Agency (“EPA”).  We expect the Record of Decision (“RoD”) to be published during early in the fourth quarter of 2017, once the regulated 30-day review waiting period is completed.  Development of the Gold Bar project will begin upon receipt of the RoD.  We expect to award contracts for the remaining capital equipment in the fourth quarter of 2017.

Los Azules Segment

The Los Azules segment is composed of the Los Azules project, a copper exploration project located in San Juan, Argentina.

We had budgeted $9.6 million for the 2016-2017 exploration season at Los Azules, at which we spent $7.1 million during the first half of 2017, and an additional $0.4 million during the three months ended September 30, 2017.  During the third quarter of 2017 we completed the Preliminary Economic Assessment (“PEA”), results of which were announced on September 7, 2017. The complete PEA is available electronically at our website at www.mcewenmining.com.

Timmins Segment

The Timmins segment is composed of the recently acquired Black Fox Complex and other gold exploration properties located in Timmins, Ontario, Canada.

Timmins Properties

On April 26, 2017, we completed the acquisition of Lexam. With this strategic acquisition, we added several assets including the Fuller, Davidson-Tisdale, Buffalo Ankerite, and Paymaster projects, bringing the potential for development expansion through exploration.

Evaluation work and trade-off studies are currently underway to prioritize exploration work on the properties.

Black Fox Complex

On October 6, 2017, we announced the completion of the acquisition of the Black Fox Complex, which consists of the fully operational Black Fox gold mine, the Black Fox-Stock mill, and the Grey Fox and Froome advanced-stage exploration projects.

The Black Fox underground gold mine was initially operated from 1997 to 2001. It was re-commissioned in 2009 and has operated continuously since then, producing a total of 821,000 ounces of gold initially from an open pit, now depleted, and subsequently from the underground mine. The Black Fox property is located along a prime 4.5 mile (7 km) section of the Destor-Porcupine Fault, which is host to many world-class gold deposits. The property is already well-endowed with gold mineralization and has very attractive geological potential. We are evaluating potential synergies between the Black Fox Complex and our other Timmins properties.

Underground exploration and definition drilling programs are currently underway with the objective to upgrade and expand resources in the Deep Central, High Quartz Vein, Far West and Far East Zones, at depths ranging from approximately 1,640 ft. to 2,788 ft. (500 m to 850 m).

Planned exploration drilling will also focus on expanding the gold resources to depth at the Black Fox mine and the Froome deposit, which is located 800 m West of the mine. The Froome deposit is currently drilled to a depth of 1,148 ft. (350 m) and remains open at depth.  Multiple other exploration targets exist on the Black Fox and Stock properties. These targets will be ranked during the fourth quarter of 2017, to begin drilling in 2018.

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

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$13,430	$13,423	$43,373	$49,226
Production costs applicable to sales	(8,649)	(6,409)	(24,193)	(21,239)
Depreciation of mining related assets	(155)	(137)	(599)	(346)
Gross profit	4,626	6,877	18,581	27,641
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	449	701	1,514	1,845
El Gallo 1 Mine earnings from mining operations	5,075	7,578	20,095	29,486

San José earnings from mining operations (49% basis)
Net sales	25,834	35,337	79,331	89,557
Production costs applicable to sales	(21,362)	(24,179)	(65,028)	(61,693)
San José earnings from mining operations	4,472	11,158	14,303	27,864

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

Total cash costs consists of mining, processing, on‑site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, and exclude depreciation and amortization. The sum of these costs is divided by the corresponding gold equivalent ounces sold during the period to determine a per ounce amount.

All‑in sustaining costs consists of total cash costs (as described above), plus environmental rehabilitation costs and amortization of the asset retirement costs related to operating sites, sustaining exploration and development costs, and sustaining capital expenditures. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. The sum of these costs is divided by the corresponding gold equivalent ounces sold during the period to determine a per ounce amount.

Costs excluded from total cash costs and all‑in sustaining costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 53% of the value of the sales in the nine months of 2017 was derived from gold and 47% was derived from silver, which compared to 47% and 53%, respectively, for the same period in 2016.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
El Gallo 1 mine cash costs
Production costs applicable to sales	$8,649	$6,409	$24,193	$21,239
Less: Depreciation	(449)	(701)	(1,514)	(1,845)
Less: Pre‑stripping costs for future pit access	—	—	—	(1,346)
On‑site general and administrative expenses	589	289	1,435	1,140
Property holding costs	10	11	20	22
Total cash costs, El Gallo 1 mine	$8,799	$6,008	$24,134	$19,210
Gold equivalent ounces sold:	10,580	10,053	34,743	39,747
El Gallo 1 mine cash costs per gold equivalent ounce sold	$832	$598	$695	$483

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$21,408	$23,472	$65,073	$61,693
Less: Operating site reclamation accretion and amortization	(168)	(441)	(471)	(1,232)
Depreciation	(6,432)	(7,264)	(16,302)	(19,125)
On‑site general and administrative expenses	1,021	995	3,178	2,873
Refining, smelting, and transportation	818	1,912	2,441	4,611
Commercial discounts	1,264	(466)	4,251	5,769
Community costs related to current operations	37	56	124	131
Total cash costs	$17,948	$18,264	$58,294	$54,720
McEwen's share of San José mine gold equivalent ounces sold	21,110	25,823	65,048	71,099
Total cash costs, MSC	$850	$707	$896	$770

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
El Gallo 1 mine all-in sustaining costs
Total cash costs	$8,799	$6,008	$24,134	$19,210
Operating site reclamation accretion and amortization	81	277	244	724
On‑site exploration expenses	1,121	209	3,051	580
Capital expenditures (sustaining)	7	343	819	343
Pre‑stripping costs for future pit access	—	—	—	1,346
All‑in sustaining costs, El Gallo 1 mine	$10,008	$6,837	$28,248	$22,203
Gold equivalent ounces sold	10,580	10,053	34,743	39,747
El Gallo 1 mine all-in sustaining cost per gold equivalent ounce sold	946	680	813	559

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$17,948	$18,264	$58,294	$54,720
Operating site reclamation accretion and amortization	168	442	471	1,232
On-site exploration expenses	701	298	2,268	689
Capitalised stripping & underground mine development	2,940	3,833	8,801	9,545
Less: depreciation	(325)	(1,608)	(984)	(1,608)
Capital expenditures (sustaining)	1,055	712	3,256	2,879
All‑in sustaining costs	$22,487	$21,941	$72,106	$67,457
McEwen's share of San José mine gold equivalent ounces sold	21,110	25,823	65,048	71,099
San José mine all-in sustaining cost per gold equivalent ounce sold	$1,065	$850	$1,109	$949

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gold equivalent ounces sold at El Gallo 1 Mine	10,580	10,053	34,743	39,747
McEwen’s share of MSC gold equivalent ounces sold	21,110	25,826	65,048	71,083
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	31,690	35,879	99,791	110,830
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except ounce and per ounce figures)
El Gallo 1 mine average realized prices
Gold sales	$13,325	$13,346	$42,990	$48,949
Silver sales	105	77	383	277
Gold and silver sales	$13,430	$13,423	$43,373	$49,226
Gold ounces sold	10,500	10,000	34,450	39,526
Silver ounces sold	6,000	4,000	22,000	16,600
Gold equivalent ounces sold	10,580	10,053	34,743	39,747
Average realized price per gold ounce sold	$1,269	$1,335	$1,248	$1,238
Average realized price per silver ounce sold	$17.46	$19.25	$17.41	$16.69
Average realized price per gold equivalent ounce sold	$1,269	$1,335	$1,248	$1,238

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$14,586	$17,167	$43,593	$46,526
Silver sales	12,179	19,404	38,845	47,055
Gold and silver sales	$26,765	$36,571	$82,438	$93,581
Gold ounces sold	11,383	12,976	34,625	36,150
Silver ounces sold	729,491	963,778	2,281,730	2,619,993
Gold equivalent ounces sold	21,110	25,826	65,048	71,083
Average realized price per gold ounce sold	$1,281	$1,323	$1,259	$1,287
Average realized price per silver ounce sold	$16.70	$20.13	$17.02	$17.96
Average realized price per gold equivalent ounce sold	$1,268	$1,416	$1,267	$1,317

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

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in inventories with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	Nine months ended
	September 30,
	2017	2016
	(in thousands)
Cash	$68,962	$38,812
Investments	9,225	7,056
Precious Metals(1)	4,134	16,613
Total cash, investments and precious metals	$82,321	$62,481

(1)	Precious Metals is calculated using the number of ounces held in inventory at the end of the period, and valued at the London PM Fix spot

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	Nine months ended
	September 30,
	2017	2016
	(in thousands, except ounces and per ounce)
Precious Metals (note 3 of the Consolidated Financial Statements)	$2,328	$4,975
Number of ounces of doré in inventory	3,222	12,557
London PM Fix, per ounce	1,283	1,323
Precious Metals valued at market value	$4,134	$16,613

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of September 30, 2017, no liability has been recognized for our surety bonds of $19.9 million.

Subsequent to the quarter, pursuant to the Black Fox acquisition, the Company increased its surety bond obligations by an additional $16.5 million (C$20.6 million). No liability has been recognized for these surety bonds.

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

On an annual basis, we develop a consolidated budget, based on standalone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

•	gold and silver price forecasts;

•	average gold and silver grade mined, using the resource model;

•	average grade processed by the crushing facility (El Gallo 1 mine) or milling facility (San José mine);

•	expected tonnes moved and strip ratios;

•	available stockpile material (grades, tonnes, and accessibility);

•	estimates of ore extraction efficiency and non-mineralized material diluting the ore being extracted from the orebodies;

•	estimates of in process inventory (either on the leach pad or plant for the El Gallo 1 mine, or in the mill facility for the San José mine);

•	estimated leach recovery rates and leach cycle times (El Gallo 1 mine);

•	estimated mill recovery rates (San José mine);

•	dilution of material processed;

•	internal and contractor equipment and labor availability; and

•	seasonal weather patterns, particularly in Mexico.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K and the following:

•	our ability to raise funds required for the execution of our business strategy;

•	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

•	decisions of foreign countries, banks and courts within those countries;

•	unexpected changes in business, economic, and political conditions;

•	operating results of MSC;

•	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

•	timing, quality of ore and amount of mine production;

•	our ability to retain and attract key personnel;

•	technological changes in the mining industry;

•	changes in operating, exploration or overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

•	changes in our business strategy;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of reserve estimates and timing of development expenditures;

•	litigation or regulatory investigations and procedures affecting us;

•	local and community impacts and issues including criminal activity and violent crimes;

•	accidents, public health issues, and labor disputes;

•	our continued listing on a public exchange;

•	adverse significant weather events affecting operations;

•	uncertainty relating to title to mineral properties;

•	negotiations with aboriginal groups affecting our efforts to explore, develop or produce gold and silver deposits in Ontario, and

•	changes in relationships with the local communities in the areas in which we operate.

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

Between 2008 and 2015, the Argentina peso steadily devaluated against the U.S. dollar by 10%-30% on an annual basis.  Subsequently, the Argentina peso has continued devaluating however at a lower rate.  In 2016 the peso devalued by 22%; while during the three and nine months ended September 30, 2017, the Argentina peso devalued by 4% and 9% against the US dollar, respectively.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2017, our VAT receivable balance was Mexican peso 143,615,840, equivalent to approximately $7.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

During the three months ended September 30, 2017, the Mexican peso did not fluctuate significantly, whereas for the nine months period ended September 30, 2017, it appreciated 14% against the US dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future.  We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $2.6 million (C$3.2 million) at September 30, 2017, a 1% change in the Canadian dollar would result in a gain/loss of $0.03 million in the Consolidated Statement of Operations and Comprehensive (Loss) Income.  We also hold negligible portions of our cash reserves in Mexican and Argentina pesos.

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

Commodity Price Risk

Changes in the price of gold and silver have in the past and could in the future significantly affect our results of operations and cash flows.  We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, which is recorded at the lower of cost or market.  Gold and silver prices may fluctuate widely from time to time.  Based on our revenues from gold and silver sales of $43.4 million for the nine months ended September 30, 2017 (exclusive of our investment in MSC), a 10% change in the spot prices of gold and silver during the period would have had an impact of approximately $4.3 million on our revenues.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2017,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $7.9 million as at September 30, 2017.

In Nevada and Canada, we are required to provide security to cover our projected reclamation costs. As at September 30, 2017, we have surety bonds of $19.9 million in place to satisfy bonding requirements for this purpose.  Although we do not believe we have any significant credit exposure associated with these bonds, there is also the risk the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

In Ontario, Canada, pursuant to the Black fox acquisition, we are also required to provide security to cover our projected reclamation costs. As a result, subsequent to quarter end we increased our surety obligations by an additional $16.5 million (C$20.6 million) in place to satisfy bonding requirements in Ontario. Although we do not believe we have any significant credit exposure associated with these bonds, there is the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2017, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the nine months ended September 30, 2017 and 2016, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 2, 2017	By Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: November 2, 2017	By Andrew Elinesky,
Senior Vice President and Chief Financial Officer