Form 10-Q
period 2018-03-31
McEwen Mining Inc.
filed 2018-05-02
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 337,086,060 shares outstanding as of April 30, 2018.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2018	2017
REVENUE:
Gold and silver sales	$41,041	$14,833
Other revenue	244	—
	41,285	14,833
COSTS AND EXPENSES:
Production costs applicable to sales	26,394	6,984
Mine development costs	380	1,115
Exploration costs	11,454	8,444
Property holding costs	1,411	1,188
General and administrative costs	5,187	4,293
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	212	(190)
Depreciation	360	327
Accretion of asset reclamation obligations (note 6)	294	105
Total costs and expenses	45,692	22,266
Operating loss	(4,407)	(7,433)
OTHER (EXPENSE) INCOME:
Interest and other expense	(134)	(68)
Gain on sale of assets	—	11
Loss on sale of marketable equity securities (note 2)	(734)	—
Unrealized fair value loss on marketable equity securities (note 2)	(1,137)	—
Unrealized (loss) gain on derivatives (note 2)	(864)	1,791
Foreign currency gain	927	25
Total other (expense) income	(1,942)	1,759
Loss before income and mining taxes	(6,349)	(5,674)
Income and mining tax recovery (note 7)	1,138	2,656
Net loss	(5,211)	(3,018)
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on marketable equity securities, net of taxes	—	3,875
Comprehensive (loss) income	$(5,211)	$857
Net loss per share (note 10):
Basic and Diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding (thousands) (note 10):
Basic and Diluted	337,062	299,575

Shareholders' distribution declared per common share (note 8)	$0.005	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,904	$27,153
Investments (note 2)	2,573	7,971
Value added taxes receivable	5,099	5,250
Inventories (note 3)	29,051	31,951
Restricted cash (note 16)	8,837	10,000
Other current assets	4,161	4,539
Total current assets	79,625	86,864
Mineral property interests, net (note 4)	296,034	293,437
Plant and equipment, mine development and construction in progress, net	57,828	51,046
Investment in Minera Santa Cruz S.A. (note 5)	145,001	150,064
Other assets (note 3 and note 14)	9,659	10,718
TOTAL ASSETS	$588,147	$592,129
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,268	$34,880
Flow-through share premium (note 8)	1,000	1,643
Current portion of capital lease liabilities (note 15)	321	470
Current portion of asset retirement obligation (note 6)	743	646
Total current liabilities	40,332	37,639
Asset retirement obligation, less current portion (note 6)	24,399	24,076
Deferred income and mining tax liability (note 7)	8,176	8,430
Capital lease liabilities, less current portion (note 15)	40	81
Other liabilities	581	630
Total liabilities	$73,528	$70,856

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 337,086 as of March 31, 2018 and 337,051 as of December 31, 2017 issued and outstanding (in thousands) (note 8)	1,442,613	1,444,056
Warrants (note 8)	3,823	3,823
Accumulated deficit	(931,817)	(929,606)
Accumulated other comprehensive income	—	3,000
Total shareholders’ equity	514,619	521,273
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$588,147	$592,129

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

				Accumulated
				Other
	Common Stock		Warrants	Comprehensive	Accumulated
	Shares	Amount	Amount	Income (Loss)	Deficit	Total
Balance, December 31, 2016	299,570	$1,360,345	$—	$1,666	$(918,972)	$443,039
Stock-based compensation (note 9)	—	330	—	—	—	330
Shareholders' distribution (note 8)	—	(1,498)	—	—	—	(1,498)
Exercise of stock options (note 8)	20	47	—	—	—	47
Unrealized gain on available-for-sale securities, net of taxes (note 2)	—	—	—	3,875	—	3,875
Net loss	—	—	—	—	(3,018)	(3,018)
Balance, March 31, 2017	299,590	$1,359,224	$—	$5,541	$(921,990)	$442,775

Balance, December 31, 2017	337,051	$1,444,056	$3,823	$3,000	$(929,606)	$521,273
Adoption of ASU 2016-01 (note 2)	—	—	—	(3,000)	3,000	—
Balance, December 31, 2017	337,051	1,444,056	3,823	—	(926,606)	521,273
Stock-based compensation (note 9)	—	203	—	—	—	203
Exercise of stock options (note 8)	35	40	—	—	—	40
Shareholders' distribution (note 8)	—	(1,686)	—	—	—	(1,686)
Net loss	—	—	—	—	(5,211)	(5,211)
Balance, March 31, 2018	337,086	$1,442,613	$3,823	$—	$(931,817)	$514,619

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Cash paid to suppliers and employees	$(35,098)	$(24,242)
Cash received from revenue	41,285	14,833
Dividends received from Minera Santa Cruz S.A. (note 5)	4,851	2,525
Interest received	50	34
Cash provided by (used in) operating activities	11,088	(6,850)
Cash flows from investing activities:
Additions to mineral property interests	(4,084)	—
Additions to property and equipment	(6,748)	(350)
Proceeds from sale of investments (note 2)	2,663	—
Proceeds from disposal of property and equipment	—	36
Cash used in investing activities	(8,169)	(314)
Cash flows from financing activities:
Shareholders' distribution (note 8)	(1,685)	(1,498)
Proceeds from the exercise of stock options (note 8)	40	47
Cash (used) in financing activities	(1,645)	(1,451)
Effect of exchange rate change on cash and cash equivalents	314	65
Increase (decrease) in cash, cash equivalents and restricted cash	1,588	(8,550)
Cash, cash equivalents and restricted cash, beginning of period	37,153	37,440
Cash, cash equivalents and restricted cash, end of period (note 16)	$38,741	$28,890

Reconciliation of net loss to cash provided by (used in) operating activities:
Net loss	$(5,211)	$(3,018)
Adjustments to reconcile net (loss) from operating activities:
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 5)	212	(190)
Gain on disposal of fixed assets	—	(11)
Recovery of deferred income taxes (note 7)	(1,137)	(2,656)
Loss on sale of marketable securities (note 2)	1,871	—
Stock-based compensation (note 9)	203	330
Depreciation	2,327	327
Revision of estimates and accretion of asset reclamation obligations (note 6)	294	105
Adjustment to the asset retirement obligation estimate (note 6)	(359)	—
Amortization of mineral property interests and asset retirement obligations	1,800	533
Foreign exchange gain	(314)	(65)
Unrealized loss (gain) on derivative investments (note 2)	864	(1,791)
Change in non-cash working capital items:
Decrease (increase) in VAT taxes receivable, net of collection of $1,968 (2017 - $448)	151	(2,040)
Decrease (increase) in other assets related to operations	4,337	(3,655)
Increase in liabilities related to operations	1,199	2,756
Dividends received from Minera Santa Cruz S.A. (note 5)	4,851	2,525
Cash provided by (used in) operating activities	$11,088	$(6,850)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1  NATURE OF OPERATIONS AND RECENT ACCOUNTING PRONOUNCEMENTS

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration for, development of, production and sale of gold, silver, and copper.

The Company operates in Argentina, Mexico, Canada and the United States. It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. It also owns and operates the El Gallo 1 mine in Sinaloa, Mexico and the Black Fox Complex in Timmins, Ontario, Canada. Finally, the Company owns the Los Azules copper deposit in San Juan, Argentina, the El Gallo 2 project in Sinaloa, Mexico, the Gold Bar project in Nevada in the United States, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Timmins, Ontario in Canada.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income (“Statement of Operations”) for the three months ended March 31, 2018 and 2017, the unaudited Consolidated Balance Sheets as at March 31, 2018  and December 31, 2017, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows – Restricted Cash: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is required to reconcile the cash and cash equivalents on its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company early adopted the guidance within ASU 2016-18 as of December 31, 2017. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows, as these balances are included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 16 is a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows. The Company continued to hold material restricted cash during the three months ended March 31, 2018.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company has elected to utilize the Cumulative Earnings Approach to classify distributions from equity method investees, this approach is defined in ASU 2016-15 as an acceptable approach. Based on the Cumulative Earnings Approach, if the inception-to-date distributions are greater than the inception to date earnings then, the cash flows from the equity method investee would be recognized as a return of investment within cash inflows from investing activities. Based on the Company’s analysis the inception-to-date distributions are not greater than the inception-to-date earnings for any of the prior year periods nor the three months ended March 31, 2018. Therefore, the adoption of ASU 2016-15 did not result in any change to the classification or presentation of the distributions received from equity method investees in any current or prior period.

Revenue from Contracts with Customers: In 2016, the FASB issued four separate accounting standard updates regarding Topic 606: ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-13. These ASUs outline amendments to Topic 606, including reporting revenue gross versus net, identifying performance obligations and licensing and narrow-scope improvements and practical expedients. Adoption of this update by the Company, effective January 1, 2018 was completed using the modified retrospective approach. The modified retrospective method contemplates that comparative periods should not be restated and the cumulative impact of applying the standard should be recognized at the date of initial adoption, January 1, 2018. The Company has elected to apply the method only to new contracts and contracts that were not completed as of January 1, 2018. As expected, the Company did not have any cumulative effect of initially applying the standard for contracts not complete as of January 1, 2018. As a result, the Company has presented comparative periods under legacy GAAP and there has been no change to any line item as a result of adoption of the new standard. There was no material impact to revenue recognition.

Revenue Recognition Accounting Policy: Revenue consists of sales value received for the Company’s principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract, usually upon delivery of the product. Product pricing is determined under the sales agreements which are referenced against active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold. Gold and silver doré produced from the San José mine is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M. fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price of the precious metal content at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer. Any material differences to these differences will be separately disclosed.

The Company entered into a doré sales agreement with a Canadian financial institution in July 2012. Under that agreement, the Company has the option to sell to the institution approximately 90% of the gold and silver contained in doré bars prior to the completion of refining by the third party refiner, which normally takes approximately 10 business days. Revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing outturn, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser. There is no judgement involved in revenue recognition as revenue is recognized when payment has been made by the purchaser and the product has been delivered.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company also has a contract under which revenue is earned from a toll milling arrangement at the Black Fox Complex. Revenue is recognized when title to the product passes to the customer. This revenue is separately disclosed as Other revenue in the financial statements. There is no judgement involved in revenue recognition from the toll milling agreement as revenue is recognized when the customer takes delivery of the product.

Revenue by operating segments is separately disclosed within Note 12 to the financial statements.

Compensation – Stock Compensation – Scope of Modification Accounting: In May 2017, the FASB issued ASU No. 2017-09 which provides clarity and reduces diversity in practice with respect to the modification of terms or conditions of a share-based payment award. The update to the standard is effective for the Company for fiscal years beginning after December 15, 2017, with early application permitted. The Company has adopted the update as of January 1, 2018 and adoption did not have any impact on the consolidated financial statements or disclosures.

Business Combinations:  Definition of a business: In January 2017, the FASB issued ASU No. 2017-01 which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The update to the standard is effective for the Company beginning after December 15, 2017, with early application permitted. The Company has adopted the update as of January 1, 2018 and the adoption did not have any impact on the consolidated financial statements or disclosures.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued ASU No. 2016-16 to modify the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions. ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard was adopted by the Company beginning January 1, 2018 and adoption of the update did not have any impact on the consolidated financial statements or disclosures.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The update to the standard was adopted by the Company beginning January 1, 2018. The new guidance requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity  securities were required to reclassify those amounts to beginning retained earnings in the year  of adoption. As a result, the Company has reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair-values of these securities is now reflected in the Statement of Operations in the Company’s net loss for the period.

Recently Issued Accounting Pronouncements

Leases – Amendments: In February 2016, the FASB issued ASU 2016-02 “leases (ASC 842)” which provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

expedients. There are three practical expedients for which an election must be made to apply and the election must be applied to all leases, as follows:

1.

Package of practical expedients – to permit an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.

2.	Hindsight practical expedient – to permit an entity to use hindsight in determining the lease term.
3.

Easements practical expedient – to permit an entity to continue applying its current policy for accounting for land easements that existed as of, or expired before, the effective date of ASC 842 (ASU 2018-01).

The Company expects to elect to apply all of the practical expedients available. During the first quarter the Company has begun preliminary analysis of the effect of the standard on its financial statements as well as review of major contracts. Based on the Company’s preliminary analysis, it is not expected that the adoption of ASC 842 will result in significant changes to the financial statements. However, the analysis remains ongoing. A quantitative estimate of the effect is not reasonably estimable as of the date of this report.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. As at December 31, 2017, the Company classified the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices with changes in fair value recorded in Other Comprehensive Income (“OCI”). The gains and losses for available-for-sale securities are not reported in Net (Loss) in the Statement of Operations until the securities are sold or if there is an other-than-temporary decline in fair value below cost. In the comparable period ending March 31, 2017, the Company recorded a gain, net of tax, in other comprehensive income, of $3.9 million.

The Company adopted ASU 2016-01 as of January 1, 2018 and as a result has reclassified the accumulated OCI balance of $3.0 million related to marketable equity securities to beginning Accumulated Deficit (see Statement of Changes in Shareholders Equity). As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Statement of Operations. During the three months ended March 31, 2018, the Company sold marketable equity securities for proceeds of $2.7 million. The Company realized a loss of $0.8 million on the sale, which is included in the Statement of Operations. During the comparable period ended March 31, 2017, the Company did not sell any marketable equity securities. During the three months ended, March 31, 2018, the Company had an unrealized loss on equity securities in the amount of $1.1 million, which is included in the Statement of Operations

The Company maintains a portfolio of warrants on equity interests in publicly-traded securities for investment purposes which are not used in any hedging activities. The warrants are recorded at fair value using the Black-Scholes option pricing model. As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Statement of Operations. During the three months ended March 31, 2018, the Company recorded an unrealized loss of $0.9 million (March 31, 2017 – $1.8 million gain).

The following is a summary of the balances as of March 31, 2018 and December 31, 2017:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of March 31, 2018	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$6,404	$—	$(3,397)	$—	$(1,137)	$1,870
Warrants	1,567	—	—	—	(864)	703
Investments	$7,971	$—	$(3,397)	$—	$(2,001)	$2,573

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2017	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$6,749	$—	$(2,163)	$1,334	$484	$6,404
Warrants	1,794	—	—	—	(227)	1,567
Investments	$8,543	$—	$(2,163)	$1,334	$257	$7,971

As of March 31, 2018, the cost of the marketable equity securities and warrants was approximately $1.4 million (December 31, 2017 - $3.3 million).

NOTE 3   INVENTORIES

Inventories at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Material on leach pads	$8,631	$9,188
In-process inventory	6,401	5,486
Stockpiles	2,386	1,168
Precious metals	8,301	12,902
Materials and supplies	3,332	3,207
Current Inventories	$29,051	$31,951

A portion of leach pad inventories at March 31, 2018 in the amount of $9.3 million (December 31, 2017 - $10.4) is expected to be recovered beyond twelve months, and has been included in other assets.

NOTE 4 MINERAL PROPERTY INTERESTS

The Company’s Mineral Property Interests include the El Gallo 1 mine in Mexico, the Gold Bar project in Nevada, the Los Azules project in Argentina, the Black Fox mine and other properties in Timmins, Canada, and other properties located in Mexico and Nevada.

The Company conducts a review of potential triggering events for impairment on all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of these assets for impairment, in accordance with its accounting policy. During the three months ended March 31, 2018, no such triggering events were identified with respect to the carrying values of the Company’s Nevada, Argentina, Mexico, or Timmins properties.

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Black Fox and Gold Bar properties have proven and probable reserves compliant with SEC Industry Guide 7.

While El Gallo 1 does not have proven and probable reserves compliant with SEC Industry Guide 7, the Company capitalized costs associated with the acquisition of the mineral property interests. These costs are being amortized using either the straight line or units-of-production methods over the stated mine life. For the three months ended March 31, 2018, the Company recorded $0.8 million (March 31, 2017 - $0.5 million) of amortization expense related to the El Gallo 1 Mine, which is included in Production Costs Applicable to Sales in the Statement of Operations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the three months ended March 31, 2018, the Company recorded $2.7 million (March 31, 2017 – $nil) of amortization expenses related to the Black Fox mine, which is included in Production Costs Applicable to Sales in the Statement of Operations.

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

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $0.2 million for the three months ended March 31, 2018 (March 31, 2017 – income of $0.2 million). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated mineral property interest fair value increment and deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

During the period ended March 31, 2018, the Company did not identify any potential triggering events for impairment in relation to its investment in MSC, and consequently the Company did not record any impairment during the period.

During the three months ended March 31, 2018, the Company received $4.9 million in dividends from MSC, compared to $2.5 million during the same period in 2017.

Changes in the Company’s investment in MSC for the three months ended March 31, 2018 and year ended December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Investment in MSC, beginning of the period	$150,064	$162,320
Attributable net income (loss) from MSC	430	(2,328)
Amortization of fair value increments	(2,115)	(9,632)
Income tax recovery	1,473	11,916
Dividend distribution received	(4,851)	(12,212)
Investment in MSC, end of the period	$145,001	$150,064

A summary of the operating results from MSC for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
	2018	2017
Minera Santa Cruz S.A. (100%)
Net Sales	$50,662	$48,343
Production costs applicable to sales	(43,468)	(36,699)
Net income	878	4,381

Portion attributable to McEwen Mining Inc. (49%)
Net income	$430	$2,147
Amortization of fair value increments	(2,115)	(2,069)
Income tax recovery	1,473	112
(Loss) income from investment in MSC, net of amortization	$(212)	$190

As of March 31, 2018, MSC had current assets of $89.7 million, total assets of $387.6 million, current liabilities of $38.4 million and total liabilities of $91.7 million on an unaudited basis. These balances include the adjustments to fair value

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $89.1 million, total assets of $233.6 million, current liabilities of $38.4 million, and total liabilities of $66.6 million as at March 31, 2018.

NOTE 6 RECLAMATION OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Tonkin property in Nevada, the El Gallo 1 mine in Mexico, and the Timmins properties in Canada.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2018 and for the year ended December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Asset retirement obligation liability, beginning of the period	$24,722	$9,843
Settlements	(19)	(126)
Accretion of liability	294	635
Acquisitions and divestitures	—	11,803
Adjustment reflecting updated estimates	504	2,561
Foreign exchange revaluation	(359)	6
Asset retirement obligation liability, ending balance	$25,142	$24,722
Current portion	(743)	(646)
Non-current portion	$24,399	$24,076

The Company adjusted its estimated liability in relation to the Gold Bar project for disturbance caused up to March 31, 2018.

NOTE 7   INCOME AND MINING TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 21% and 35%, for the three months ended March 31, 2018 and 2017, respectively, to income before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred taxes associated with marketable securities and changes in deferred tax liabilities associated with mineral property interests. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentina peso and U.S. dollar.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. At March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax.

During the three months ended March 31, 2018, the Company has not made any adjustments to the provisional amounts recorded as of December 31, 2017. The Company will continue to refine its calculations as additional analysis is completed. Estimates may also be affected as a more thorough understanding of the tax law is developed. These changes could be material to income tax expense.

The Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined which accounting policy will be adopted. At March 31, 2018, because the Company is still evaluating the GILTI provisions and analysis of future taxable income subject to GILTI, the Company has performed the GILTI calculation for the current year only, and has not provided additional GILTI on deferred items.

For the three months ended March 31, 2018, the Company reduced the deferred income tax liability by $1.2 million (March 31, 2017 - $1.6 million) as a result of the increased exploration spending in Los Azules, giving rise to a deferred tax benefit partially offset by the appreciation of the Argentina Peso.  This reduction was partially offset by the recognition of a deferred mining tax liability in relation to the Black Fox mine.

NOTE 8   SHAREHOLDERS’ EQUITY

Stock options

During the three months ended March 31, 2018, 35,199 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at the weighted average exercise price of $1.15 per share for proceeds of $0.1 million.  This compares to 20,000 shares of common stock issued upon exercise of stock options (at the weighted average exercise price of $2.34 per share for proceeds of $0.1 million) during the same period of 2017 under the Equity Incentive Plan.

Shareholders’ distributions

During the three months ended March 31, 2018, the Company paid a semi-annual shareholders’ distribution of $0.005 (March 31, 2017 - $0.005) per share of common stock, for a total of $1.7 million (March 31, 2017 - $1.5 million).

Equity Issuances

On April 26, 2017, the Company issued 12,687,035 shares of common stock in consideration for the acquisition of 100% of the issued and outstanding common shares of Lexam VG Gold (“Lexam”) by way of an Arrangement Agreement dated February 13, 2017 and related Plan of Arrangement (the “Arrangement”). Pursuant to the Arrangement, each common share of Lexam was exchanged for 0.056 of a common share of the Company and each option to purchase a common share of Lexam was exchanged for a replacement option entitling the holder to acquire 0.056 share of the Company’s common stock.

Separately, on September 22, 2017, the Company issued 20,700,000 shares of common stock and 10,350,000 warrants in a public offering for net proceeds of $43.2 million, after deducting issuance costs of $3.4 million. Each share of common stock sold entitled the holder to receive one-half of a warrant, and each whole warrant entitles the holder to purchase one share of common stock at a price of $2.70. Warrants are exercisable at any time prior to September 28, 2018, after which the warrants will expire and be of no value.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company concluded that both common stock and warrants are equity-linked financial instruments and should be accounted for permanently in the Shareholder’s Equity section in the Consolidated Balance Sheet, with no requirement to subsequently revalue any of the instruments. Based on the relative fair values, the Company allocated $39.4 million to common stock and $3.8 million to warrants, net of issuance costs. The Company used the Black-Scholes pricing model to determine the fair value of warrants using the following assumptions:

Risk-free interest rate	1.56%
Dividend yield	0.36%
Volatility factor of the expected market price of common stock	71%
Weighted-average expected life	53 weeks
Weighted-average grant date fair value	$0.40

All 10,350,000 warrants remain outstanding and unexercised as of March 31, 2018.

Flow-through shares

On December 19, 2017, the Company issued 4,000,000 flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) priced at $2.50 per share for total proceeds of $10 million. The purpose of the offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. Upon issuance, the Company recorded a liability for the flow-through premium received in the amount of $1.6 million, which was accounted for as a reduction to the proceeds of sale. The obligation is fulfilled when eligible expenditures are incurred. As at March 31, 2018, the Company reduced the flow-through premium by $0.6 million to $1 million to reflect the effect of the cost incurred to date. The reduction of the flow-through premium was recognized in income and mining tax recovery on the statement of operations.

The proceeds of the flow-through shares offering are shown as Restricted cash on the Consolidated Balance Sheet. During the three months ended March 31, 2018, $1.2 million of the restricted cash was spent for Timmins exploration activities as intended, reducing the restricted cash to $8.8 million.

NOTE 9   STOCK-BASED COMPENSATION

During the three months ended March 31, 2018, the Company recorded stock option expense of $0.2 million. This compares to $0.3 million for the three months ended March 31, 2017.

NOTE 10   NET (LOSS) INCOME PER SHARE

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

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three months ended, March 31
	2018	2017

Net loss	$(5,211)	$(3,018)

Weighted average common shares outstanding:	337,062	299,575
Diluted shares outstanding:	337,062	299,575

Net loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

For the three month periods ended March 31, 2018 and 2017, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 11   RELATED PARTY TRANSACTIONS

The Company recorded the following expense (income) in respect to the related parties outlined below:

	Three months ended March 31,
	2018	2017
Lexam L.P.	$27	$62
Lexam VG Gold	—	(33)
Noblegen Inc.	20	—
REVlaw	17	49
Inventus	116	—

The Company has the following outstanding accounts payable (receivable) balance in respect to the related parties outlined below:

	March 31,	December 31,
	2018	2017
Lexam L.P.	$15	$152
Lexam VG Gold	—	(33)
Noblegen Inc.	22	40
REVlaw	34	330
Inventus	—	(36)

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

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding securities of Lexam and Lexam became a wholly-owned subsidiary of the Company. See Note 17 Acquisitions. Prior to the acquisition, Mr. McEwen was the Non-Executive Chairman of Lexam and held a 27% ownership interest in Lexam and the Company

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

shared services with Lexam including rent, personnel, office expenses and other administrative services. Historically, these transactions were in the normal course of business.

Mr. McEwen is also a shareholder of Noblegen Inc., a company that develops processes to commercially cultivate microorganisms with applications in different industries. The metallurgical services provided by Noblegen Inc. are in the normal course of business and have been recorded at their exchange amount.

REVlaw is a company owned by Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and one other member of the legal department are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

Mr. McEwen is also a significant shareholder of Inventus Mining Corp. (“Inventus”). Stefan Spears, provides consulting services to the Company on Special Projects, is the CEO and Chairman of Inventus. In his capacity of providing consulting services on Special Projects, he provides consulting services to the Company in areas unrelated to Inventus. The Company provides custom milling services to Inventus which is in the normal course of business and has been recorded at their exchange amount.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended March 31, 2018	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$25,417	$—	$—	$—	$15,624	$41,041
Other revenue	—	—	—	—	244	244
Production costs applicable to sales	(13,608)	—	—	—	(12,786)	(26,394)
Mine development costs	(380)	—	—	—	—	(380)
Exploration costs	(971)	—	(3,207)	(2,000)	(5,276)	(11,454)
Property holding costs	(1,149)	—	(40)	(179)	(43)	(1,411)
General and administrative costs	(829)	—	(278)	(863)	(88)	(2,058)
Income (loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	(212)	—	—	—	(212)
Segment income (loss)	$8,480	$(212)	$(3,525)	$(3,042)	$(2,325)	$(624)
Corporate and other
General and administrative costs						$(3,129)
Revision of estimates and accretion of reclamation obligations						(294)
Depreciation						(360)
Interest and other expense						(134)
Loss on sale of marketable equity securities						(734)
Unrealized fair value loss on marketable equity securities						(1,137)
Unrealized loss on derivatives						(864)
Foreign currency gain						927
Net loss before income and mining taxes						$(6,349)

Three months ended March 31, 2017	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$14,833	$—	$—	$—	$—	$14,833
Production costs applicable to sales	(6,984)	—	—	—	—	(6,984)
Mine development costs	(155)	—	—	(960)	—	(1,115)
Exploration costs	(1,539)	—	(6,301)	(484)	—	(8,324)
Property holding costs	(982)	—	(1)	(205)	—	(1,188)
General and administrative costs	(839)	—	(208)	(426)	—	(1,473)
Income (loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	190	—	—	—	190
Segment income (loss)	$4,334	$190	$(6,510)	$(2,075)	$—	$(4,061)
Corporate and other
Other exploration costs						$(120)
General and administrative costs						(2,820)
Depreciation						(327)
Revision of estimates and accretion of reclamation obligations						(105)
Interest and other income						(68)
Gain on sale of assets						11
Unrealized gain on derivatives						1,791
Foreign currency gain						25
Net loss before income and mining taxes						$(5,674)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

	Long-lived Assets as at		Revenue(1)
	March 31,	December 31,	Three months ended March 31,
	2018	2017	2018	2017
Canada	$86,187	$85,179	$15,868	$—
Mexico	33,377	35,446	25,417	14,833
USA(2)	52,467	43,086	—	—
Argentina(3)	336,491	341,554	—	—
Total consolidated	$508,522	$505,265	$41,285	$14,833

(1)	Presented based on the location from which the product originated.
(2)

The USA segment includes construction in progress of $14.8 million related to the Gold Bar mine construction. Of the $14.8 million, $8.8 million was incurred in the three months ended March 31, 2018. The balance of the construction in progress is expected to increase throughout the year 2018, until the Gold Bar mine is placed into operation.

(3)	Includes Investment in MSC of $145 million as of March 31, 2018 (December 31, 2017 - $151.0 million).

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

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$2,573	$1,870	$703	$—
Total	$2,573	$1,870	$703	$—

	Fair Value as at December 31 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$7,971	$6,404	$1,567	$—
Total	$7,971	$6,404	$1,567	$—

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

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

NOTE 14   COMMITMENTS AND CONTINGENCIES

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. Pursuant to the requirements imposed by United States Bureau of Land Management (“BLM”), the Company has Nevada bonding obligations of $19.9 million which primarily pertains to the Tonkin property and the Gold Bar property reclamation requirements. Under Canadian regulations, the Company has bonding obligations of $16.5 million (C$20.6 million) with respect to the Black Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Timmins properties acquired from Lexam. Under current Mexican regulations, bonding of projected reclamation costs is not required.

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

On June 23, 2017, the Company replaced its previous surety facility by entering into a new $20.0 million surety facility, carrying an annual financing fee of 2%, with no requirement for an initial deposit and the financing fee payable only on draw down amounts. Effective July 1, 2017 the Company drew down $3.6 million for the Tonkin project and $1.3 million for other exploration projects in Nevada.

On August 25, 2017, the BLM accepted the Company’s bond in the amount of $15.0 million to provide reclamation coverage for operations on the Gold Bar property. On August 25, 2017, the Company drew down $15.0 million on the existing surety to satisfy the bonding requirements for the Gold Bar project.

In connection with the Black Fox acquisition in 2017, as described in Note 17 Acquisitions, the Company extended its existing $20.0 million surety facility to include the necessary bonding to satisfy the Black Fox closure plan. The terms of the credit facility remain the same, with no requirement for an initial deposit and an annual financing fee of 2%. Black Fox has bonding requirements of $16.5 million (C$20.6 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Flow-Through Common Shares

The Company raised $10.0 million (C$12.9 million) during 2017 on a Canadian flow-through tax basis. The Company is required to spend this amount on Canadian Exploration Expenditures and renounce the associated tax benefit before December 31, 2018. The Company expects to meet this commitment. As at March 31, 2018, $1.2 million has been spent, with a total of $3.8 million incurred.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, if any, from certain claims. The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $539 per ounce (with inflation adjustments of up to 2% per year) until 2090. The Company records revenue on these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2018, the company recorded revenue of $0.6 million (March 31, 2017 - $nil).

Short-term Bank Indebtedness

As of March 31, 2018, the Company has no bank indebtedness (December 31, 2017 - $nil).

On November 30, 2017, Compañia Minera Pangea, S.A. de C.V. (“CMP”), a wholly-owned subsidiary of the Company, executed a line of credit agreement with Banco Nacional de Comercio Exterior, S.N.C., a Mexican federal development banking institution (“Bancomext”). The line of credit allows CMP to borrow up to $120,000,000 Mexican pesos (approximately $6.4 million based on a market exchange rate of 19.64 Mexican pesos to 1 US dollar, as published by Bloomberg on November 30, 2017). Borrowing under the Line of Credit will be available for one (1) year from November 30, 2017.  Additional details regarding the line of credit were disclosed within the Company’s Form 10-K filed on February 21, 2018. As of March 31, 2018, no funds had been drawn on the line of credit.

NOTE 15   CAPITAL LEASES

As a part of the Black Fox acquisition in 2017, the Company acquired certain capital lease obligations related to the use of mining equipment at the Black Fox mine. This equipment continues to be reported as a part of the Company’s property, plant and equipment with amortization booked on a straight-line basis over the estimated useful life of the asset.

			March 31,	December 31,
	Interest Rates	Maturities	2018	2017
Capital Lease Obligations	4.74 -10.09%	2018 - 2019	$361	$551
Less current portion			321	470
Long-term capital lease obligations			$40	$81

NOTE 16   RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$29,904	$27,153
Restricted cash	8,837	10,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$38,741	$37,153

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Amounts included in restricted cash represent the remaining proceeds from the sale of flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) as described in Note 8 Shareholders’ Equity. The proceeds are required by the Income Tax Act (Canada) to be used as payment for generative exploration activities at the Company’s Canadian properties. The entire proceeds are to be utilized to fund exploration activities during 2018, at which point the restriction will lapse. As of March 31, 2018, $1.2 million of the proceeds had been spent.

NOTE 17   ACQUISITIONS

Acquisition of Black Fox Complex

On August 25, 2017, the Company entered into an Asset Purchase Agreement (the “APA”) with Primero Mining Corp. (“Primero”) for the Black Fox Complex, whereby the Company, through its wholly-owned subsidiary, purchased and assumed the Purchased Assets and Assumed Liabilities as defined within the APA for total cash consideration of $27.5 million, which is the purchase price of $35.0 million less closing adjustments. The Black Fox Complex includes the Black Fox mine site, mill, property, plant and equipment and adjacent exploration properties located in Township of Black River Matheson, Ontario, Canada. The Company concluded that the acquired assets and assumed liabilities constitute a “business” under U.S. GAAP and accordingly, the acquisition was accounted for as a business combination rather than an asset acquisition. The transaction was completed on October 6, 2017.

Fair value measurements of assets acquired and liabilities assumed were made during the fourth quarter of 2017. The Company continues to evaluate the available information, and the purchase price allocation is subject to finalization of the Company’s analysis of the fair value of the assets and liabilities as of closing date of the transaction. There were no changes to the fair value measurements disclosed in the fourth quarter of 2017.

The following table summarizes the amounts assigned to the assets acquired and liabilities assumed as of the acquisition date:

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

The following discussion updates our plan of operation as of May 2, 2018, for the foreseeable future. It also analyzes our financial condition at March 31, 2018 and compares it to our financial condition at December 31, 2017. Finally, the discussion analyzes our results of operations for the three months ended March 31, 2018 and compares those to the results for the three months ended March 31, 2017. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, and average realized price per ounce, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 36.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979. Since inception, we have been engaged in the exploration for, development of, production and sale of gold, silver, and copper. Robert R. McEwen, our Chairman and CEO made his initial investment in the Company in July 2005.  We own and operate the gold producing El Gallo 1 mine in Sinaloa, Mexico. We own a 49% interest in MSC, owner and operator of the producing San José Mine in Santa Cruz, Argentina. We also own the Gold Bar Project in Nevada, United States; the Los Azules Project in San Juan, Argentina, the Black Fox Complex and other projects in Timmins in Ontario, Canada, and a portfolio of exploration properties in Argentina, Mexico and the United States.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Operating and Financial Highlights

Highlights for the first quarter of 2018 include:

•

Construction activities at Gold Bar are on schedule for completion by the end of 2018.  Activity during the quarter ended March 31, 2018 focused on finishing civil works related to the heap leach pad, ponds and site infrastructure, in preparation for major equipment and material deliveries during the second quarter of the year.

•	A new technical report and resource/reserves estimate was released for the Black Fox Complex on April 6, 2018.
•

Our consolidated gold and silver sales were $41.0 million, comprised of $25.4 million from the sale of 19,074 gold equivalent ounces by the El Gallo 1 mine, and $15.6 million from the sale of 12,423 gold equivalent ounces by the Black Fox mine.

•

We realized average prices of $1,333 and $16.78 per ounce of gold and silver, respectively, sold by the El Gallo 1 mine and $1,330 per ounce of gold by the Black Fox mine, excluding our stream settlement.

•

Our consolidated production was 24,295 gold equivalent ounces, from which 12,217 gold equivalent ounces were produced by the El Gallo 1 mine and 12,078 gold equivalent ounces were produced by the Black Fox mine.

•

The San José mine reported production of 40,915 gold equivalent ounces, comprised of 22,085 ounces of gold and 1,412,350 ounces of silver, on a 100% basis, or 20,049 gold equivalent ounces, represented by 10,822 ounces of gold and 692,052 ounces of silver, on the 49% basis attributable to us.

•	The El Gallo 1 mine realized total cash costs of $691 and all-in sustaining costs of $753 per gold equivalent ounce.
•	The Black Fox mine realized total cash costs of $849 and all-in sustaining costs of $1,188 per gold equivalent ounce.
•	The San José mine realized total cash costs of $934 and all-in sustaining costs of $1,148 per gold equivalent ounce.
•	We reported a net loss of $5.2 million, or $0.02 per share for the quarter.
•	We realized net loss of $0.2 million from our investment in MSC, and received $4.9 million in dividends.

As of March 31, 2018, we reported $55.4 million in cash and restricted cash, investments and precious metals valued at the London P.M. Fix spot price and no short-term bank indebtedness(1).

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 36.

Selected Financial and Operating Results

The following table presents selected financial and operating results of our Company for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
	(in thousands, unless otherwise indicated)
Gold and silver sales El Gallo 1 mine	$25,417	$14,833
Gold and silver sales Black Fox mine	$15,624	$—
(Loss) income on investment in MSC, net of amortization	$(212)	$190
Net loss	$(5,211)	$(3,018)
Net loss per common share	$(0.02)	$(0.01)
Consolidated gold ounces(1):
Produced	35.1	20.1
Sold	42.4	21.8
Consolidated silver ounces(1):
Produced	696	723
Sold	709	699
Consolidated gold equivalent ounces(1)(2):
Produced	44.3	29.7
Sold	51.8	31.1
Silver : gold ratio(2)	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José mine.
(2)	Silver production is presented as a gold equivalent.

Consolidated Performance

Despite increased operating profit obtained from the El Gallo 1 mine and the addition of Black Fox, we reported a net loss of $5.2 million, or $0.02 per share, for the first quarter of 2018 due to our significant exploration activities in Canada, Los Azules and the U.S., coupled with the increase in general and administrative expenses and the net loss reported by MSC.  Furthermore, the realized loss on sale of marketable securities, coupled with unrealized losses on marketable securities and derivatives in the 2018 period also contributed to the $5.2 million net loss reported. In comparison, during the first quarter of 2017, we reported a net loss of $3.0 million or $0.01 per share.

Results of Consolidated Operations

Three months ended March 31, 2018 compared to 2017

Revenue.  Consolidated gold and silver sales for the period ended March 31, 2018 increased by $26.2 million to $41.0 million, from $14.8 million in 2017, due to $15.6 million gold sales contributed by the Black Fox mine, acquired in October 2017, coupled with a $10.6 million increase in gold and silver sales at the El Gallo 1 mine.  The increase in gold and silver sales at the El Gallo 1 mine was due to a higher number of ounces of gold and silver sold in the quarter, from bullion inventory held at year end.

Production costs applicable to sales.  Consolidated production costs applicable to sales increased to $26.4 million in the first quarter of 2018, from $7.0 million in 2017, due to $12.8 million production costs attributable to Black Fox mine, which as noted above was acquired in October 2017, and $6.6 million higher production costs reported by the El Gallo 1 mine. The increase in production costs at the El Gallo 1 mine was expected, and consistent with the higher sales volume in the quarter. Overall, gross profit from the two mines was $14.6 million, or 36%.

Operating Income (Expenses)

Mine development costs decreased to $0.4 million for the three months period ended March 31, 2018 from $1.1 million in the 2017 period, due to the capitalization of the development and construction expenditures at Gold Bar, which now has SEC Industry Guide 7 compliant reserves.

Exploration costs in the first quarter of 2018 increased to $11.4 million from $8.4 million in 2017.  The increase is mainly due to a $5.3 million and $1.5 million increase in exploration expenditures incurred in the Timmins region and in the U.S., respectively; partly offset by a $3.1 million and $0.6 decrease in exploration costs at the Los Azules project and Mexico, respectively. For a complete discussion on exploration costs, please refer to the Exploration properties section below.

Property holding costs increased slightly to $1.4 million in the 2018 period from $1.2 million in 2017, primarily as a result of the appreciation of the Mexican peso against the U.S. dollar.

General and administrative expenses increased to $5.2 million in 2018 from $4.3 million in 2017, primarily due to higher overhead from the development of Gold Bar and the advancement of Los Azules.  The appreciation of the Mexican peso against the U.S. dollar in the first quarter of 2018 also contributed to the increase in general and administrative expenses, when compared to 2017.

MSC reported a net loss of $0.2 million in the first quarter of 2018, compared to net income of $0.2 million in the same period of 2017 due to higher production costs applicable to sales reported in the 2018, partly offset by the devaluation of the Argentina peso against the U.S. dollar.  Please refer to the section Results of Operations – MSC below, for further details.

The revision of estimates and accretion of asset retirement obligation increased to $0.3 million in the 2018 period from $0.1 million in 2017, as a result of adding the Black Fox and Timmins properties to the existing estimate.

Other (expenses) income

Other expenses was $1.9 million in the three months ended March 31, 2018 compared to other income of $1.8 million in the same period of 2017.  The $3.7 million increase in other expenses was mainly due to a $1.1 million unrealized fair value loss on marketable securities, coupled with $0.7 million loss on sale of marketable securities and $0.9 unrealized loss on derivative instruments, partly offset by a $0.9 million foreign currency gain reported in the current quarter.

Recovery of income taxes

Recovery of income taxes decreased to $1.1 million in the three months ended March 31, 2018, from $2.7 million in 2017, mainly due to foreign currency fluctuations affecting our Argentina peso denominated deferred taxes, along with the amortization of our flow-through premiums, partially offset by the recognition of deferred mining taxes payable relating to our Black Fox mine.

Liquidity and Capital Resources

We had working capital of $39.3 million at March 31, 2018, which consisted of $79.6 million of current assets and $40.3 million of current liabilities, compared to $49.2 million working capital reported at year-end 2017.  Included in current assets is $8.8 million of restricted cash, which represents funds committed to the exploration program in Ontario, from our flow-through financing.  The $9.9 million decrease in working capital, from December 31, 2017 to March 31, 2018, was the net result of increased cash used in operating activities, from higher production and exploration costs in the period, coupled with construction costs at Gold Bar, which were partly offset by the dividend received from MSC and the VAT collections in Mexico.  Overall, our cash balance (including restricted cash) increased to $38.7 million in 2018, from $37.2 million in December 2017.

We believe that our working capital at March 31, 2018 is sufficient to satisfy any non-discretionary obligations due in the next 12 months, and to fund ongoing operations and corporate activities over the next twelve months. Furthermore, we believe we have sufficient working capital to fund near term Gold Bar construction commitments to advance the project.  However, additional funds will be required to complete the construction of the Gold Bar mine.

In addition to constructing the Gold Bar mine, the Company continues to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox, our other Timmins projects, and Mexican projects, as well as exploration expenditures on all our operations and projects.  If we make a positive decision to pursue one or more of these initiatives, the expenditures incurred may significantly exceed our working capital.  In such case, we would explore several financing methods, which may include incurring debt, issuing additional equity, equipment leasing, and other forms of financing.

Net cash provided by operations was $11.1 million for the three months ended March 31, 2018, compared to net cash used of $6.9 million in the same period of 2017. The significant changes period-to-period are summarized as follows:

•

$41.3 million cash received from gold and silver sales in 2018, compared to $14.8 million in 2017, resulting from increased sales from the recently acquired Black Fox mine and a higher number of ounces sold during 2018 by the El Gallo 1 mine;

•	$4.9 million dividend received from MSC in 2018, compared to $2.5 million in 2017;

•	$2.0 million VAT collected in Mexico in the first quarter of 2018, compared to $0.5 million in the same period of 2017; and

•	$35.1 million cash paid to suppliers and employees in 2018, compared to $24.2 million in 2017, due to significantly higher production, construction, exploration and other expenses.

Cash used in investing activities increased to $8.2 million in the first quarter of 2018, from $0.3 million in 2017, due to.

•	$4.1 million expenditures on mineral property interests primarily at the Black Fox complex, compared to $nil in 2017;

•	$6.7 million expenditures on property and equipment, mostly at the Gold Bar project, compared to $0.4 million in 2017; and

•	$2.7 million proceeds from sale of marketable securities during the three months ended March 31, 2018, compared to $nil in 2017.

We used $1.6 million in financing activities in 2018, compared to $1.5 million used in 2017, in each case primarily as a result of the shareholders’ distribution.

Results of Operations — Mexico Segment

The Mexico Segment includes the El Gallo 1 mine, the El Gallo 2 advanced-stage project, and exploration properties neighboring the El Gallo area.

El Gallo 1 mine

The El Gallo 1 mine is a mature operation, of which we have mined and depleted various pits during its operating life. The current operations are producing from sections of higher waste to ore stripping ratios, deeper ore and sulfide transitional deposits typical of late stage operations. However, mining activities from the existing open pits will cease in the second quarter of 2018 while leaching activities will continue until 2020, or later, as long as it remains economical to do so.

Overview

The following table outlines production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for the El Gallo 1 mine for the three month periods ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	449	225
Average grade gold (gpt)	1.58	1.23
Tonnes of mineralized material processed	283	309
Average grade gold (gpt)	1.51	1.28
Gold ounces:
Produced	12.2	9.7
Sold	19.0	12.0
Silver ounces:
Produced	3.0	5.8
Sold	6.7	11.0
Gold equivalent ounces(1):
Produced	13.2	9.8
Sold	19.1	12.1
Net sales	$25,417	$14,833
Average realized price ($/ounce)(2):
Gold	$1,333	$1,220
Silver	$16.78	$17.54
London average price ($/ounce):
P.M. Fix Gold	$1,329	$1,219
Fix Silver	$16.77	$17.42
Silver : gold ratio(1)	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 36 for additional information, including definitions of this term.

Tonnes mined represent tonnes of mineralized material extracted, while tonnes processed represent tonnes of mineralized material crushed and placed on the leach pads. The difference between tonnes mined of 449,268 and tonnes processed of 282,836 correspond to mineralized material mined and added to the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at the El Gallo 1 mine) to March 31, 2018 is estimated at 58% (March 31, 2017 – 60%).

Gold and silver production

•

Production for the quarter ended March 31, 2018 increased to 12,217 gold equivalent ounces, from 9,808 gold equivalent ounces in the comparable period in 2017, as a result of expanded leaching obtained from the larger number of tonnes placed on the leach pads in late 2017.

•

Average grades of material processed in the first quarter of 2018 were 1.51 g/t compared to 1.28 g/t in the same period of 2017.  The increase in average grades was the result of higher number of tonnes processed from the lowest section of the Central pit, which has higher grades than the Lupita pit, from which the larger percentage of tonnes were processed in 2017.

Gold and silver sales

•

Revenue from sale of gold and silver at our El Gallo 1 mine increased to $25.4 million in the first quarter of 2018, compared to $14.8 million for the same period in 2017, due to a 57% increase in the number of ounces of gold equivalent sold, coupled with an 9% increase in the average realized price of gold, and partly offset by the 4% decrease in the average realized price of silver, during the period.

•

The average realized prices of gold and silver were $1,333 and $16.78 in the 2018 period, compared to $1,220 and $17.54 in the same period of 2017, respectively.  In comparison, the average London P.M. fix price for gold during the first quarter of 2018 was $1,329 per ounce, compared to $1,219 per ounce for the same period in 2017; while the average London P.M. fix price for silver during the first quarter of 2018 was $16.77 per ounce, compared to $17.42 per ounce for the same period in 2017.

Total Cash Costs and All-In Sustaining Costs

The following table summarizes of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo 1 mine:

	Three months ended
	March 31,
	2018	2017
	(in thousands, unless otherwise stated)
El Gallo 1 mine
Total cash costs(1)	$13,172	$6,846
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$691	$564
All‑in sustaining costs(1)	$14,365	$8,112
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$753	$668
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 36 for additional information, including definitions of this term.

(2)	Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce for the El Gallo 1 mine for the quarter ended March 31, 2018 was $691 compared to $564 for the same period in 2017. The increase in the 2018 period is primarily due to maintenance completed on the plant, coupled with operational delays related to equipment availability at site and restarting a second auxiliary crushing circuit.  The appreciation of the Mexican Peso against the US dollar also contributed to the increase in cash costs, when compared to 2017.

On an aggregate basis, total cash costs at the El Gallo 1 mine increased to $13.2 million in the three months ended March 31, 2018, from $6.8 million in the 2017 period, due to overall higher mine and production costs noted above, coupled with a higher number of ounces sold in the quarter, mainly from inventoried material, compared to the first quarter of 2017.

All-in sustaining costs for the quarter ended March 31, 2018 were $753 per gold equivalent ounce, compared to $668 per gold equivalent ounce in the same period in 2017, due to overall higher production costs noted above, coupled with higher exploration expenditures incurred in the quarter.

On an aggregate basis, all-in sustaining costs increased to $14.4 million for the three month period ended March 31, 2018 from $8.1 million in the 2017 period, due to higher sales, mainly of ounces from inventoried material.

For 2018, we have budgeted a total of $1.0 million for sustaining and capital expenditures activities, of which we have spent $0.6 million during the first quarter of 2018.

Advanced-stage Properties - El Gallo 2

El Gallo 2 Project

During the first quarter of 2018, we spent $0.4 million on studies for the advancement of feasibility and development of the El Gallo 2 project.  These studies intend to identify opportunities to reduce initial capital investment required to start the project and seek to reduce operating costs while minimizing the impact on production. Potential changes include different mill configurations, mine plans, and tailings disposal methods.

A review of the $186.9 million capital expenditures estimated in the El Gallo 2 initial feasibility study is currently underway. An updated pre-feasibility study is expected to be completed in the second quarter of 2018.

Results of Operations — Canada Segment

The Canada segment is composed of the recently-acquired Black Fox Complex, which consists of the fully operational Black Fox gold mine, the Black Fox-Stock mill, and the Grey Fox and Froome advanced-stage exploration projects, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The following table sets out production and sales totals for the Black Fox mine for the three months ended March 31, 2018. Since the mine was acquired in October 2017, no data for comparable periods is available:

	Three months ended
	March 31,
	2018	2017
	(in thousands, unless otherwise stated)
Tonnes of mineralized material mined	67	—
Average grade gold (gpt)	7.40	—
Tonnes of mineralized material processed	73	—
Average grade gold (gpt)	5.87	—
Gold ounces:
Produced	12.1	—
Sold	12.4	—
Silver ounces:
Produced	0.6	—
Sold	—	—
Gold equivalent ounces(1):
Produced	12.1	—
Sold	12.4	—
Net sales	$15,624	$—
Average realized price ($/ounce)(2):
Gold	$1,258	$—
Silver	$—	$—
London average price ($/ounce):
P.M. Fix Gold	$1,329	$1,219
Fix Silver	$16.77	$17.42
Silver : gold ratio(1)	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 36 for additional information, including definitions of these terms.

Gold and silver production

•

Production for the quarter ended March 31, 2018 was 12,078 gold equivalent ounces consisting of 12,069 ounces of gold and 625 ounces of silver.  Average grades of ore mined and processed in the first quarter of 2018 were 7.40 g/t and 5.87 g/t, respectively.

Gold sales

•

Revenue from the sale of gold by the Black Fox mine was $15.6 million as a result of the sale of 12,423 ounces of gold during the quarter. The average realized price of gold was $1,258 per ounce including sales under the stream agreement, or $1,330 per ounce excluding sales under the stream agreement, which compare to the London P.M. Fix Gold average of $1,329 noted during the first quarter of 2018.

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the Black Fox mine:

	Three months ended
	March 31,
	2018	2017
	(in thousands, unless otherwise stated)
Total cash costs(1)	$10,551	$—
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$849	$—
All‑in sustaining costs(1)	$14,754	$—
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$1,188	$—
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 36 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce for the quarter ended March 31, 2018 was $849. On an aggregate basis, total cash cost recorded by the Black Fox mine was $10.6 million and mostly comprised underground mining costs as well as milling expenditures incurred in the quarter.

During the three months ended March 31, 2018, the Black Fox mine reported all-in sustaining costs of $1,188 per gold equivalent ounce. Further, the aggregate all-in sustaining cost recorded in the period was $14.8 million, which in addition to cash costs included $3.7 million for underground mine development, $0.3 million for exploration and study costs and capitalized exploration, and $0.1 million in capital expenditures incurred during the three months ended March 31, 2018.  All in sustaining costs were consistent with the expectation for the first quarter of 2018.

For 2018, we have budgeted a total of $16.0 million for sustaining and capital expenditure activities at the Black Fox mine, of which we spent $4.1 million during the first quarter of 2018.

Exploration Activities – Timmins

Black Fox mine and advanced-stage explorations projects

During the first quarter of 2018 there were up to five rigs coring underground, concentrating on definition and exploration drilling. The two main objectives, were confirming and expanding on known ounces near mine development that could be quickly brought into production, and expanding on resources along and down strike of known zones and trends.

Underground exploration drilling taking place during the beginning of the 2018 was focused on the Tamarack zone to better understand the extent and style of gold and base metal mineralization. Towards the end of first quarter, exploration drilling was re-focused on strike and plunge extensions at the Black Fox mine, focusing on the “Far West Extension” and down plunge of the “Deep Central Zone” targeting the 1,000 meter level.

Surface exploration drilling focused on expanding the gold resources at depth and along strike at the Black Fox mine, Froome and Grey Fox deposits as well as various exploration targets on the property. A new technical report and resource/reserve estimates for the Black Fox Complex were published on April 6, 2018. The complete report, with an effective date October 31, 2017, is available on the Company’s website at www.mcewenmining.com.

Timmins Properties

On April 26, 2017, we completed the acquisition of Lexam. With this strategic acquisition, we added several assets including the Fuller, Davidson-Tisdale, Buffalo Ankerite, and Paymaster projects, bringing the potential for development expansion through exploration. Trade-off studies and evaluation work on the properties are currently in progress.  During the three months ended March 31, 2018 we spent $0.8 million in exploration activities at the Timmins properties.

The total exploration budget for 2018 at the Black Fox mine and advanced-stage exploration projects and the Timmins properties is $15.0 million, from which we have spent $5.3 million during the three months ended March 31, 2018.

Results of Operations—MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

Overview

The following table presents production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three month period ended March 31, 2018 and 2017, presented on a 100% basis. Also, included at the bottom of the table are certain production figures on a 49% attributable basis, representing our interest.

	Three months ended
	March 31,
	2018	2017
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of ore mined	112	108
Average grade (gpt):
Gold	7.1	6.9
Silver	473	502
Tonnes of ore processed	122	115
Average grade (gpt):
Gold	6.4	6.5
Silver	415	458
Average recovery (%):
Gold	87.5	88.0
Silver	86.8	86.4
Gold ounces:
Produced	22.1	21.2
Sold	22.3	20.0
Silver ounces:
Produced	1,412	1,463
Sold	1,434	1,405
Gold equivalent ounces(1):
Produced	40.9	40.7
Sold	41.5	38.8
Net sales	$50,662	$48,343
Gross average realized price ($/ounce)(2):
Gold	$1,334	$1,253
Silver	$15.85	$18.18
London average price ($/ounce):
P.M. Fix Gold	$1329	$1,219
Fix Silver	$16.77	$17.42
Silver : gold ratio(1)	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	10.8	10.4
Silver	692	717
Gold equivalent(1)	20.0	19.9

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 36 for additional information, including definitions of these terms.

Gold and silver production

•

Gold production at the San José mine for the three months ended March 31, 2018 increased by 4% in 2018 to 22,085 ounces while silver production decreased by 3% to 1,412,350 ounces. Using a silver to gold ratio of 75:1, the San José mine produced 40,916 gold equivalent ounces in the first quarter of 2018, compared to 40,664 gold equivalent ounces in the same period of 2017.

•

The increase in the number of ounces of gold and silver produced during the first quarter of 2018 resulted from a 6% increase in the number of tonnes processed in 2018, partly offset by a 1% and 9% decrease in average grades of gold and silver processed in the quarter.  Overall, the San José mine delivered a steady start to 2018 despite the traditionally shorter operating period due to the scheduled hourly workers’ holiday and maintenance in February.

Gold and silver sales

•

For the three months ended March 31, 2018, net sales increased by 5% to $50.7 million from $48.3 million for the same period in 2017, due to a 12% and 2% higher number of gold and silver ounces sold in the quarter of 2018, coupled with a 6% higher average realized price of gold; partly offset by a 13% decrease in the average realized price of silver, during the 2018 period.

•

The number of ounces of gold and silver sold increased in 2018, to 22,336 ounces and 1,433,942 ounces, respectively, from 20,023 ounces of gold sold and 1,404,783 ounces of silver sold in 2017. A lower number of gold and silver ounces were sold in the prior period, due to unusual storms that occurred in March 2017, which damaged the Comodoro Rivadavia port facilities causing MSC to postpone doré shipments until early April 2017.

•

The average realized price for gold sold in the first quarter of 2018, after marked-to-market provisional price adjustments, increased to $1,334 per ounce, compared to $1,253 per ounce sold in the first quarter of 2017. In comparison, the average London P.M. fix price for gold during the first quarter of 2018 was $1,329 per ounce, compared to $1,219 per ounce for the same period in 2017.

•

The average realized price for silver sold in the first quarter of 2018, after marked-to-market provisional price adjustments, was $15.85 per ounce sold, compared to an average of $18.18 per ounce sold in the same period in 2017. In comparison, the average London P.M. fix price for silver during the first quarter of 2018 was $16.77 per ounce, compared to $17.42 per ounce for the same period in 2017.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates. Certain sales are “provisionally priced” where the selling price is subject to final adjustment at the end of a period, normally ranging from 30 to 90 days after the start of the delivery process to the customer, based on the market price at the relevant quotation point stipulated in the contract. Sales revenue on provisionally priced sales of concentrates is recognized based on estimates of the final pricing receivable, which in turn are based on relevant forward market prices. At each reporting date, provisionally priced metal is marked to market based on the forward selling price for the quotational period of the sales contract.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended
	March 31,
	2018	2017
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$38,720	$35,470
All‑in sustaining costs(1)	47,602	45,155

San José mine - 49% basis
Total cash costs(1)	$18,972	$17,380
Total cash costs per ounce sold ($/ounce)(1):
Gold	$995	$889
Silver	$11.51	$12.58
Gold equivalent(2)	$934	$915
All‑in sustaining costs(1)	$23,324	$22,126
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,238	$1,132
Silver	$14.32	$16.01
Gold equivalent(2)	$1,148	$1,165
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 36 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC in the first quarter of 2018 increased by 2% to $934 from $915 in the same period of 2017, due to the larger number of gold and silver ounces sold in 2018, coupled with the timing difference of the planned maintenance stoppage between the two periods.

On an aggregate basis, total cash costs increased by 9% to $38.7 million in 2018 from $35.5 million in the first quarter of 2017, as a result of higher productions costs from the timing of the planned maintenance stoppage noted above and lower commercial discounts, partly offset by lower refining, smelting and transportation costs and administrative expenses incurred in the quarter.

For the quarter ended March 31, 2018, on a per ounce basis, all-in sustaining costs decreased to $1,148 per gold equivalent ounce in the 2018 period, compared to $1,165 per gold equivalent ounce in the same period in 2017, based on a silver to gold ratio of 75:1 for both periods.  On an aggregate basis, all-in sustaining costs increased from $45.2 million to $47.6 million, due to higher production costs resulting from timing of the planned maintenance stoppage in both periods mentioned above, coupled with the higher number of gold equivalent ounces sold, which were partly offset by the decrease in sustaining costs, mainly in underground mine development expenses incurred in the quarter.

MSC Dividend Distribution (49%)

During the three months ended March 31, 2018, we received $4.9 million in dividends from MSC, compared to $2.5 million in dividends received during the same period in 2017.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Results of Operations – U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar project (“Gold Bar”), an advanced-stage property located in Nevada, U.S., and other early stage exploration properties. During the three months ended March 31, 2018, we spent $2.0 million on mine site exploration activities at Gold Bar including drilling, field mapping and other geochemical reconnaissance work.

Advanced-stage Properties – Gold Bar Project

Gold Bar is located primarily on public lands managed by the Bureau of Land Management (“BLM”). The Company received the signed Record of Decision (“ROD”) on the final Gold Bar EIS on November 8, 2017. Construction at Gold Bar began immediately and is scheduled for year-end completion, with production expected in the first quarter of 2019.

During the first quarter of 2018, construction activities at Gold Bar focused on finishing civil works related to the heap leach pad, ponds and site infrastructure in preparation for major equipment and material deliveries in the second quarter.  Cumulative to date, we have capitalized $14.8 million to construction in progress, and $8.8 million during the quarter.  Construction is advancing on schedule for completion by the end of 2018.  During the first three years of operation beginning in 2019, Gold Bar is projected to produce approximately 55,000, 74,000 and 68,000 ounces of gold respectively.

An updated Feasibility Study (“FS”) was completed during the quarter and announced on February 15, 2018.  The complete FS is available electronically at our website at www.mcewenmining.com.

Results of Operations—Los Azules Segment

During the third quarter of 2017 we completed a Preliminary Economic Assessment (“PEA”) for our Los Azules project, results of which were announced on September 7, 2017. The complete PEA is available electronically at our website at www.mcewenmining.com.

For the 2017-2018 exploration season at Los Azules, we have budgeted $5.3 million, of which we spent $3.2 million during the first quarter of 2018.  The activities performed were mainly technical site investigations and environmental base line monitoring work, to advance permitting efforts.

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

The non-GAAP measures Earning from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, Average Realized Prices, and Cash, Investments and Precious Metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our Earnings from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, and Average Realized Prices related to our wholly-owned El Gallo 1 and Black Fox mines and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Note 5 to our Consolidated Financial Statements. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the joint venture operating agreement governing MSC and varies depending on factors including the profitability of the operations. We provide the Non-GAAP measures because we believe they assist investors and analysts in estimating our earnings, production costs applicable to sales and sales revenue, including both our wholly-owned property and our interest in the San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

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

We define Earnings from Mining Operations as Gold and Silver Sales from our El Gallo 1 and Black Fox mines, and our 49% attributable share of the San José mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 5 of the accompanying financial statements.

The following table presents a reconciliation of Earnings from Mining Operations to Gross Profit, a GAAP financial measure.

	Three months ended
	March 31,
	2018	2017
	(in thousands)
El Gallo 1 Mine earnings from mining operations
Gold and silver sales	$25,417	$14,833
Production costs applicable to sales	(13,608)	(6,984)
Depreciation of mining related assets	(203)	(152)
Gross profit	11,606	7,697
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	832	533
El Gallo 1 Mine earnings from mining operations	12,438	8,230

Black Fox earnings from mining operations
Gold and silver sales	$15,624	$—
Production costs applicable to sales	(12,786)	—
Gross profit	2,838	—
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	296	—
Black Fox earnings from mining operations	3,134	—

San José earnings from mining operations (49% basis)
Net sales	$24,824	$23,688
Production costs applicable to sales	(21,299)	(17,983)
San José earnings from mining operations	3,525	5,705

Total Cash Costs and All‑In Sustaining Costs

The terms total cash costs, total cash cost per ounce, all‑in sustaining costs, and all‑in sustaining cost per ounce used in this report are non‑GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis (San José, Black Fox and El Gallo 1 mines), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, we exclude the share of gold or silver production attributable to the controlling interest.

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

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 57% of the value of the sales in the first quarter of 2018 was derived from gold and 43% was derived from silver, which compared to 50% and 50%, respectively, for the same period in 2017.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per ounce)
El Gallo 1 mine cash costs
Production costs applicable to sales	$13,608	$6,984
Less: Depreciation	(832)	(533)
On‑site general and administrative expenses	384	385
Property holding costs	12	10
Total cash costs, El Gallo 1 mine	$13,172	$6,846
Gold equivalent ounces sold:	19,074	12,147
El Gallo 1 mine cash costs per gold equivalent ounce sold	$691	$564

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per ounce)
Black Fox mine cash costs
Production costs applicable to sales	$12,786	$—
Less: Depreciation	(2,258)	—
Property holding costs	23	—
Total cash costs, Black Fox 1 mine	$10,551	$—
Gold equivalent ounces sold:	12,423	—
Black Fox mine cash costs per gold equivalent ounce sold	$849	$—

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$21,299	$17,983
Less: Operating site reclamation accretion and amortization	(131)	(138)
Depreciation	(4,921)	(4,018)
On‑site general and administrative expenses	1,008	1,112
Refining, smelting, and transportation	356	783
Commercial discounts	1,334	1,605
Community costs related to current operations	27	53
Total cash costs, San José mine	$18,972	$17,380
McEwen's share of San José mine gold equivalent ounces sold	20,313	18,989
Total cash costs, San José mine, per gold equivalent ounce sold	$934	$915

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per ounce)
El Gallo 1 mine all-in sustaining costs
Total cash costs	$13,172	$6,846
Operating site reclamation accretion and amortization	86	81
On‑site exploration expenses	978	908
Capitalised expenditures (sustaining)	129	277
All‑in sustaining costs, El Gallo 1 mine	$14,365	$8,112
Gold equivalent ounces sold	19,074	12,147
El Gallo 1 mine all-in sustaining cost per gold equivalent ounce sold	753	668

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per ounce)
Black Fox mine all-in sustaining costs
Total cash costs	$10,551	$—
Operating site reclamation accretion and amortization	156	—
On‑site exploration expenses	288	—
Capitalised underground mine development (sustaining)	3,650	—
Capital expenditures (sustaining)	109
All‑in sustaining costs, Black Fox mine	$14,754	$—
Gold equivalent ounces sold	12,423	—
Black Fox mine all-in sustaining cost per gold equivalent ounce sold	1,188	—

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$18,972	$17,380
Operating site reclamation accretion and amortization	131	138
On-site exploration expenses	598	607
Capitalised underground mine development (sustaining)	2,564	3,017
Less: depreciation	(173)	(299)
Capital expenditures (sustaining)	1,232	1,283
All‑in sustaining costs	$23,324	$22,126
McEwen's share of San José mine gold equivalent ounces sold	20,313	18,989
San José mine all-in sustaining cost per gold equivalent ounce sold	$1,148	$1,165

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended
	March 31,
	2018	2017
Gold equivalent ounces sold at El Gallo 1 mine	19,074	12,147
Gold equivalent ounces sold at Black Fox mine	12,423	—
McEwen’s share of MSC gold equivalent ounces sold	20,313	18,989
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	51,810	31,136
Silver : gold ratio	75 : 1	75 : 1

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

	Three months ended
	March 31,
	2018	2017
	(in thousands, except ounce and per ounce figures)
El Gallo 1 mine average realized prices
Gold sales	$25,304	$14,640
Silver sales	113	193
Gold and silver sales	$25,417	$14,833
Gold ounces sold	18,984	12,000
Silver ounces sold	6,734	11,000
Gold equivalent ounces sold	19,074	12,147
Average realized price per gold ounce sold	$1,333	$1,220
Average realized price per silver ounce sold	$16.78	$17.54
Average realized price per gold equivalent ounce sold	$1,333	$1,221

	Three months ended
	March 31,
	2018	2017
	(in thousands, except ounce and per ounce figures)
Black Fox mine average realized prices
Gold sales	$15,625	$—
Silver sales	—	—
Gold and silver sales	$15,625	$—
Gold ounces sold	12,423	—
Silver ounces sold	—	—
Gold equivalent ounces sold	12,423	—
Average realized price per gold ounce sold	$1,258	$—
Average realized price per silver ounce sold	$—	$—
Average realized price per gold equivalent ounce sold	$1,258	$—

	Three months ended
	March 31,
	2018	2017
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$14,604	$12,295
Silver sales	11,138	12,515
Gold and silver sales	$25,742	$24,810
Gold ounces sold	10,945	9,811
Silver ounces sold	702,632	688,344
Gold equivalent ounces sold	20,313	18,989
Average realized price per gold ounce sold	$1,334	$1,253
Average realized price per silver ounce sold	$15.85	$18.18
Average realized price per gold equivalent ounce sold	$1,267	$1,307

Cash, investments and precious metals

The term “cash, investments and precious metals” used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in precious metals inventories, with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$29,904	$28,890
Restricted cash	8,837	-
Investments	2,573	15,329
Precious Metals valued at market value	14,047	10,916
Total cash, investments and precious metals	$55,361	$55,135

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	Three months ended
	March 31,
	2018	2017
	(in thousands, except ounces and per ounce)
Precious Metals (note 3 of the Consolidated Financial Statements)	$8,301	$5,059
Reconciliation of Precious Metals to Precious Metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	10,611	8,768
London P.M. Fix, per ounce	$1,324	$1,245
Precious Metals valued at market value	$14,047	$10,916

Commitments and Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of March 31, 2018, no liability has been recognized for our surety bonds of $36.5 million.

As of March 31, 2018, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

Significant changes in our Critical Accounting Policies since December 31, 2017 correspond to the adoption in January 1, 2018 of the Revenue Recognition and Financial Instruments accounting policies, as described in Note 1 to the Consolidated Financial Statements, “Nature of Operations and Recent Accounting Pronouncements”.

Forward-Looking Statements

This report contains or incorporates by reference “forward‑looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•

statements about our anticipated exploration results, costs and feasibility of production, receipt of permits or other regulatory or government approvals and plans for the development of our properties;

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 35% on an annual basis. During the three months ended March 31, 2018, the Argentine peso devalued 8% compared to the devaluation of 17% in the 2017 year. During the three months ended March 31, 2018, the Mexican peso appreciated by 7% against the US dollar, compared to the appreciation of 10% during 2017.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2018, our VAT receivable balance was Mexican peso 92,633,949, equivalent to approximately $5.1 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Statement of Operations.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $8.2 million (C$10.3 million) at March 31, 2018, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Statement of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos.

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

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation.

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices fluctuate widely from time to time. At March 31, 2018, we had no gold or silver sales subject to final pricing. Based on our revenues from gold and silver sales of $41.0 million for the quarter ended March 31, 2018, a 10% change in the price of gold and silver would have had an impact of approximately $4.1 million on our revenues.

Silver and gold prices also have a material impact on MSC’s results of operations. MSC has embedded derivatives arising from the sale of concentrate and doré which were provisionally priced at the time the sale was recorded. Therefore, fluctuations in gold and silver prices could have a significant impact on MSC’s results of operations.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2018,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $5.1 million as at March 31, 2018.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2018, we have surety bonds of $36.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the three months ended March 31, 2018 and 2017, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 2, 2018	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: May 2, 2018	By: Andrew Elinesky,
Senior Vice President and Chief Financial Officer