Form 10-K/A
McEwen Mining Inc.
filed 2018-05-16
CIK 314203

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

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2018 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing,  pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, the Company is filing the consent of the independent auditors and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2017, 2016 and 2015 and accordingly, the Company has included in this Form 10-K/A the required Statements of Financial Position as of December 31, 2017 and 2016, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Changes in Equity, and Cash Flows for the years ended December 31, 2017, 2016 and 2015, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP, and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

These statements and accompanying notes were required to be audited only for those fiscal years in which either the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, is met. The Company’s significance test is calculated as of the end of its fiscal year and for its fiscal year.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to February 21, 2018. Furthermore, readers are cautioned to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

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

2.2*

Asset Purchase Agreement Between the Company and Primero Mining Corp. dated August 25, 2017 (incorporated by reference from the report on Form 8-K/A filed with the SEC on September 1, 2017, Exhibit 2.1, File No. 001-33190).

3.1.1*

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Report on Form 8‑K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001‑33190).

3.1.2*

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Report on Form 8‑K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001‑33190).

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference from the Report on Form 8‑K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001‑33190).
4.1*	Form of Warrant issued to Security Holders (incorporated by reference from the report on Form 8-K filed with the SEC on September 22, 2017, Exhibit 4.1, File No. 001-33190).
10.1*+	Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190).
10.2*+	Form of Stock Option Agreement for executives of the Company (incorporated by reference for the Form 10-K filed with the SEC on March 11, 2016, Exhibit 10.3, File No. 001-33190).
10.4*+	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Report on Form 8‑K dated December 7, 2005, Exhibit 10.1, File No. 000‑09137).
10.7*+	Employment Agreement between the Company and Donald Brown dated August 8, 2016.
10.8*+

Employment Agreement between the Company and Xavier Ochoa dated September 2, 2016 (incorporated by reference from the Report on Form 8 K filed with the SEC on September 12, 2016, Exhibit 10.1, File No. 001 33190).

10.9*+

English summary of an Agreement between Andes Corporacion Minera S.A and Xavier Ochoa dated September 6, 2016 (incorporated by reference from the Report on Form 8 K filed with the SEC on September 12, 2016, Exhibit 10.2, File No. 001 33190).

10.10*

English Summary of Line of Credit Agreement, dated and finalized November 30, 2017 between Banco Nacional de Comercio Exterior S.N.C.and Compañia Minera Pangea S.A. de C.V. (incorporated by reference to Form 8-K filed with the SEC on December 4, 2017, Exhibit 10.1, File No. 001-33190).

10.11*

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

10.12.1*	First Amendment to OJVA, dated May 14, 2002. (incorporated by reference for the Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190).

10.12.2*	Second Amendment to OJVA, dated August 27, 2002. (incorporated by reference for the Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190).
10.12.3*	Third Amendment to OJVA, dated September 10, 2004. (incorporated by reference for the Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190).
10.12.4*	Fourth Amendment to OJVA, dated September 17, 2010. (incorporated by reference for the Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190).
16*	Letter from KPMG LLP dated December 3, 2015 addressed to the SEC (incorporated by reference to Form 8-K filed with the SEC on December 3, 2015, Exhibit 16.1, File No. 001-33190).
21*	List of subsidiaries of the Company (incorporated by reference for the Form 10-K filed with the SEC on February 21, 2018, Exhibit 21, File No. 001-33190).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference for the Form 10-K filed with the SEC on February 21, 2018, Exhibit 21, File No. 001-33190).
23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference for the Form 10-K filed with the SEC on February 21, 2018, Exhibit 21, File No. 001-33190).
23.3**	Consent of Pistrelli, Henry Martin Y Asociados S.R.L, Independent Auditors, regarding report in Exhibit 99.1.
31.1**	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen.
31.2**	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Andrew Elinesky.
32**	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
99.1**	Audited Financial Statements of Minera Santa Cruz S.A. for the years ended December 31, 2017, 2016 and 2015, with Report of Independent Auditor.
101*

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (ii) the Audited Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) the Notes to the Audited Consolidated Financial Statements (incorporated by reference for the Form 10-K filed with the SEC on February 21, 2018, Exhibit 21, File No. 001-33190).

*     Previously filed with or incorporated by reference in the original filing filed on February 21, 2018.

**   Filed with this amendment.

+     Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Andrew Elinesky
Dated: May 16, 2018		Andrew Elinesky, Senior Vice President and Chief Financial Officer