Form 10-Q
period 2018-06-30
McEwen Mining Inc.
filed 2018-07-31
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 337,268,381 shares outstanding as of July 31, 2018.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE:
Gold and silver sales	$33,806	$15,110	$74,847	$29,943
Other revenue	373	—	617	—
Total revenue	34,179	15,110	75,464	29,943

Production costs applicable to sales	24,256	8,560	50,650	15,544
Gross profit	9,923	6,550	24,814	14,399

OTHER OPERATING EXPENSES:
Mine development	710	720	1,090	1,835
Exploration	9,107	3,086	20,561	11,530
Property holding	189	423	1,600	1,611
General and administrative	5,814	4,078	11,001	8,371
Loss from investment in Minera Santa Cruz S.A. (note 5)	2,265	263	2,477	73
Depreciation	273	482	633	809
Accretion of asset reclamation obligations (note 6)	288	116	582	221
Total other operating expenses	18,646	9,168	37,944	24,450
Operating loss	(8,723)	(2,618)	(13,130)	(10,051)

OTHER INCOME (EXPENSE):
Interest and other expense	354	(109)	220	(175)
(Loss) gain on sale of assets	(99)	—	(99)	11
(Loss) gain on sale of marketable equity securities (note 2)	(33)	840	(767)	840
Unrealized fair value loss on marketable equity securities (note 2)	(500)	—	(1,637)	—
Unrealized (loss) gain on derivatives (note 2)	(1)	(722)	(865)	1,069
Foreign currency gain	1,482	1,050	2,409	1,075
Total other income (expense)	1,203	1,059	(739)	2,820
Loss before income and mining taxes	(7,520)	(1,559)	(13,869)	(7,231)
Deferred income and mining tax recovery (expense) (note 7)	2,140	(153)	3,278	2,503
Net loss	(5,380)	(1,712)	(10,591)	(4,728)

OTHER COMPREHENSIVE (LOSS) INCOME:
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes (note 2)	—	(840)	—	(840)
Unrealized gain (loss) on marketable equity securities, net of taxes	—	(236)	—	3,639
Comprehensive (loss)	$(5,380)	$(2,788)	$(10,591)	$(1,929)
Net loss per share (note 10):
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding (thousands) (note 10):
Basic and Diluted	337,087	308,523	337,075	304,074

Shareholders' distribution declared per common share (note 8)	$—	$—	$0.005	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,028	$27,153
Investments (note 2)	2,312	7,971
Value added taxes receivable	4,934	5,250
Inventories (note 3)	27,299	31,951
Restricted cash (note 8 and 16)	3,621	10,000
Other current assets	4,026	4,539
Total current assets	58,220	86,864
Mineral property interests, net (note 4)	302,540	293,437
Plant and equipment, mine development and construction in progress, net	74,187	51,046
Investment in Minera Santa Cruz S.A. (note 5)	140,356	150,064
Other assets (note 3 and note 14)	9,707	10,718
TOTAL ASSETS	$585,010	$592,129
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,637	$34,880
Flow-through share premium (note 8)	301	1,643
Current portion of capital lease liabilities (note 15)	248	470
Current portion of asset retirement obligation (note 6)	834	646
Total current liabilities	39,020	37,639
Asset retirement obligation, less current portion (note 6)	28,824	24,076
Deferred income and mining tax liability (note 7)	6,744	8,430
Capital lease liabilities, less current portion (note 15)	—	81
Other liabilities	593	630
Total liabilities	$75,181	$70,856

Shareholders’ equity:
Common stock, no par value, 500,000 shares authorized (in thousands);
Common: 337,268 as of June 30, 2018 and 337,051 as of December 31, 2017 issued and outstanding (in thousands) (note 8)	1,443,203	1,444,056
Warrants (note 8)	3,823	3,823
Accumulated deficit	(937,197)	(929,606)
Accumulated other comprehensive income	—	3,000
Total shareholders’ equity	509,829	521,273
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$585,010	$592,129

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

				Accumulated
				Other
	Common Stock		Warrants	Comprehensive	Accumulated
	Shares	Amount	Amount	Income (Loss)	Deficit	Total
Balance, December 31, 2016	299,570	$1,360,345	$—	$1,666	$(918,972)	$443,039
Stock-based compensation (note 9)	—	745	—	—	—	745
Shares issued in connection with the acquisition of Lexam VG Gold (note 8)	12,687	38,141	—	—	—	38,141
Shareholders' distribution (note 8)	—	(1,498)	—	—	—	(1,498)
Exercise of stock options (note 8)	20	47	—	—	—	47
Other comprehensive income (note 2)	—	—	—	2,799	—	2,799
Net loss	—	—	—	—	(4,728)	(4,728)
Balance, June 30, 2017	312,277	$1,397,780	$—	$4,465	$(923,700)	$478,545

Balance, December 31, 2017	337,051	$1,444,056	$3,823	$3,000	$(929,606)	$521,273
Adoption of ASU 2016-01 (note 2)	—	—	—	(3,000)	3,000	—
Balance, December 31, 2017	337,051	1,444,056	3,823	—	(926,606)	521,273
Stock-based compensation (note 9)	—	396	—	—	—	396
Exercise of stock options (note 8)	39	45	—	—	—	45
Shareholders' distribution (note 8)	—	(1,685)	—	—	—	(1,685)
Shares issued in relation to acquisition of mineral property interests (note 8)	178	391	—	—	—	391
Net loss	—	—	—	—	(10,591)	(10,591)
Balance, June 30, 2018	337,268	$1,443,203	$3,823	$—	$(937,197)	$509,829

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Cash paid to suppliers and employees	$(74,939)	$(46,640)
Cash received from revenue	75,464	29,943
Interest received	96	118
Cash provided by (used in) operating activities	621	(16,579)
Cash flows from investing activities:
Additions to mineral property interests	(7,310)	—
Additions to property and equipment	(20,095)	(938)
Investment in marketable equity securities (note 2)	(510)	—
Proceeds from sale of investments (note 2)	3,667	2,155
Return of investment received from Minera Santa Cruz S.A. (note 1 and note 5)	7,231	4,927
Acquisition of Lexam VG Gold, net of cash and cash equivalents acquired (note 17)	—	(840)
Proceeds from disposal of property and equipment	—	33
Cash (used in) provided by investing activities	(17,017)	5,337
Cash flows from financing activities:
Shareholders' distribution (note 8)	(1,685)	(1,498)
Proceeds from the exercise of stock options (note 8)	45	47
Cash (used) in financing activities	(1,640)	(1,451)
Effect of exchange rate change on cash and cash equivalents	580	34
(Decrease) in cash, cash equivalents and restricted cash	(17,456)	(12,659)
Cash, cash equivalents and restricted cash, beginning of period	37,153	37,440
Cash, cash equivalents and restricted cash, end of period (note 16)	$19,697	$24,781

Reconciliation of net loss to cash provided by (used in) operating activities:
Net loss	$(10,591)	$(4,728)
Adjustments to reconcile net (loss) from operating activities:
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	2,477	73
(Loss) gain on disposal of fixed assets	99	(11)
Recovery of deferred income taxes (note 7)	(3,278)	(2,503)
Gain (loss) on sale of marketable securities (note 2)	1,637	(840)
Stock-based compensation (note 9)	396	745
Depreciation	4,564	809
Revision of estimates and accretion of asset reclamation obligations (note 6)	582	—
Adjustment to the asset retirement obligation estimate (note 6)	(629)	221
Amortization of mineral property interests and asset retirement obligations	3,624	1,065
Foreign exchange gain	(580)	(34)
Unrealized loss (gain) on derivative investments (note 2)	865	(1,069)
Change in non-cash working capital items:
Decrease (increase) in VAT taxes receivable, net of collection of $2,937 (2017 - $448)	315	(3,979)
Decrease (increase) in other assets related to operations	6,177	(3,044)
Increase in liabilities related to operations	(5,037)	(3,284)
Dividends received from Minera Santa Cruz S.A. (note 5)	—	—
Cash provided by (used in) operating activities	$621	$(16,579)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

The Company operates in Argentina, Mexico, Canada and the United States. It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. It also owns and operates the Black Fox gold mine in Timmins, Ontario, Canada, the formerly operating El Gallo 1 gold mine in Sinaloa, Mexico, and is constructing the Gold Bar gold mine in Nevada, USA. Finally, the Company owns the Los Azules copper deposit in San Juan, Argentina, the Fenix gold-silver project in Sinaloa, Mexico, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Timmins, Ontario in Canada.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income (“Statement of Operations”) for the three and six months ended June 30, 2018 and 2017, the Consolidated Balance Sheet as at June 30, 2018 (unaudited) and December 31, 2017, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows – Restricted Cash: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is required to reconcile the cash and cash equivalents on its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company early adopted the guidance within ASU 2016-18 as of December 31, 2017. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows, as these balances are included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 16 is a reconciliation between cash balances presented on the

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

balance sheets with the amounts presented in the statements of cash flows. The Company continued to hold material restricted cash during the three months ended June 30, 2018.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company has elected to utilize the Cumulative Earnings Approach to classify distributions from equity method investees, which approach is recognized in ASU 2016-15 as an acceptable approach. Based on the Cumulative Earnings Approach, if the inception-to-date distributions are greater than the inception-to-date earnings, the cash flows from the equity method investee are recognized as a return of investment within cash flows from investing activities. Based on the Company’s analysis the inception-to-date distributions are greater than the inception-to-date earnings for 2017 (including all interim periods) and for the six months ended June 30, 2018 due to recurring losses at Minera Santa Cruz, an equity method investee. Therefore, distributions from Minera Santa Cruz have been recognized as a return of investment within cash flows from investing activities for the six months ended June 30, 2018 and June 30, 2017.

Revenue from Contracts with Customers: In 2016, the FASB issued four separate accounting standard updates regarding Topic 606: ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-13. These ASUs outline amendments to Topic 606, including reporting revenue gross versus net, identifying performance obligations and licensing and narrow-scope improvements and practical expedients. Adoption of this update by the Company, effective January 1, 2018, was completed using the modified retrospective approach. The modified retrospective method contemplates that comparative periods should not be restated and the cumulative impact of applying the standard should be recognized at the date of initial adoption, January 1, 2018. The Company has elected to apply the method only to new contracts and contracts that were not completed as of January 1, 2018. As expected, the Company did not have any cumulative effect of initially applying the standard for contracts not complete as of January 1, 2018. As a result, the Company has presented comparative periods under legacy GAAP and there has been no change to any line item as a result of adoption of the new standard. There was no material impact to revenue recognition.

Revenue Recognition Accounting Policy: Revenue consists of sales value received for the Company’s principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract, usually upon delivery of the product. Product pricing is determined under the sales agreements which are referenced against active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold. Gold and silver doré produced from the San José mine is sold based on the prevailing spot market price based on the London A.M. fix, while concentrates are sold based on the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M. fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price of the precious metal content at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer. Any material differences to these differences are separately disclosed.

The Company entered into a doré sales agreement with a Canadian financial institution in July 2012. Under that agreement, the Company has the option to sell to the institution approximately 90% of the gold and silver contained in doré bars prior to the completion of refining by the third party refiner, which normally takes approximately 10 business days. There is no judgement involved as revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing outturn, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

Compensation – Stock Compensation – Scope of Modification Accounting: In May 2017, the FASB issued ASU No. 2017-09, which provides clarity and reduces diversity in practice with respect to the modification of terms or conditions of a share-based payment award. The update to the standard is effective for the Company for fiscal years beginning after December 15, 2017, with early application permitted. The Company has adopted the update as of January 1, 2018 and adoption did not have any impact on the consolidated financial statements or disclosures.

Business Combinations:  Definition of a business: In January 2017, the FASB issued ASU No. 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The update to the standard is effective for the Company beginning after December 15, 2017, with early application permitted. The Company has adopted the update as of January 1, 2018 and the adoption did not have any impact on the consolidated financial statements or disclosures.

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

Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The update to the standard was adopted by the Company beginning January 1, 2018. The new guidance requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in operations. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity  securities were required to reclassify those amounts to beginning retained earnings in the year  of adoption. As a result, the Company has reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities are now reflected in the Statement of Operations in the Company’s net loss for the period.

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

June 30, 2018

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

The Company expects to elect to apply all of the practical expedients available. During the first half of the year the Company performed preliminary analysis of the effect of the standard on its financial statements as well as review of major contracts. Based on the Company’s preliminary analysis, it is not expected that the adoption of ASC 842 will result in significant changes to the financial statements. However, the analysis remains ongoing. A quantitative estimate of the effect is not reasonably available as of the date of this report.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. As at December 31, 2017, the Company classified the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”). The gains and losses on available-for-sale securities are not reported in Net (Loss) in the Statement of Operations until the securities are sold or if there is an other-than-temporary decline in fair value below cost.

The Company adopted ASU 2016-01 as of January 1, 2018 and as a result has reclassified the beginning accumulated OCI balance of $3.0 million related to marketable equity securities to beginning Accumulated Deficit (see Statement of Changes in Shareholders Equity). As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Statement of Operations. During the three and six months ended June 30, 2018, the Company sold marketable equity securities for proceeds of $0.2 million and $3.7 million, respectively. The Company realized a loss of $0.03 million and $0.8 million on the sales for the three and six month periods ended June 30, 2018, which is included in the Statement of Operations. During the comparable period ended June 30, 2017, the Company sold $2.2 million of marketable equity securities resulting in a realized gain of $0.8 million. During the three and six months ended June 30, 2018, the Company had an unrealized loss on equity securities in the amount of $0.5 million and $1.6 million respectively, which is included in the Statement of Operations. This is compared to an unrealized loss of $0.7 million and an unrealized gain of $1.1 million in the three and six month periods in 2017.

The Company maintains a portfolio of warrants on equity interests in publicly-traded securities for investment purposes which are not used in any hedging activities. On May 30, 2018, the Company exercised on a portion of warrants and continues to hold certain warrants. The exercise price and the cost to purchase the warrants was capitalized to Marketable Equity Securities. As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

their revaluation are recorded in the Statement of Operations. For the three and six months ended June 30, 2018, the Company recorded an unrealized loss of $nil and $0.9 million (June 30, 2017 – $0.7 million loss and $1.1 million gain).

The following is a summary of the balances of Investments as of June 30, 2018 and December 31, 2017:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of June 30, 2018	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$6,404	$1,211	$(3,666)	$—	$(1,637)	$2,312
Warrants	1,567	—	(704)	—	(863)	—
Investments	$7,971	$1,211	$(4,370)	$—	$(2,500)	$2,312

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2017	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$6,749	$—	$(2,163)	$1,334	$484	$6,404
Warrants	1,794	—	—	—	(227)	1,567
Investments	$8,543	$—	$(2,163)	$1,334	$257	$7,971

As of June 30, 2018, the cost of the marketable equity securities and warrants was approximately $2.0 million (December 31, 2017 - $3.3 million).

NOTE 3   INVENTORIES

Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Material on leach pads	$10,891	$9,188
In-process inventory	4,492	5,486
Stockpiles	1,957	1,168
Precious metals	6,922	12,902
Materials and supplies	3,037	3,207
Current Inventories	$27,299	$31,951

A portion of leach pad inventories at June 30, 2018 in the amount of $9.3 million (December 31, 2017 - $10.4 million) is expected to be recovered beyond twelve months, and has been included in other assets.

NOTE 4 MINERAL PROPERTY INTERESTS

The Company’s Mineral Property Interests include El Gallo 1 in Mexico, the Gold Bar project in Nevada, the Los Azules project in Argentina, the Black Fox mine and other properties in Timmins, Canada, and other properties located in Mexico and Nevada.

The Company conducts a review of potential triggering events for impairment on all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of these assets for impairment, in accordance with its accounting policy. During the six months ended June 30, 2018, no such triggering events were identified with respect to the carrying values of the Company’s Nevada, Argentina, Mexico, or Timmins properties.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

While El Gallo 1 does not have proven and probable reserves compliant with SEC Industry Guide 7, the Company capitalized costs associated with the acquisition of the mineral property interests. These costs are being amortized using either the straight line or units-of-production methods over the stated mine life. For the three and six months ended June 30, 2018, the Company recorded $0.6 million and $1.4 million, respectively (June 30, 2017 - $0.6 million and $1.1 million, respectively) of amortization expense related to El Gallo 1, which is included in Production Costs Applicable to Sales in the Statement of Operations.

For the three and six months ended June 30, 2018, the Company recorded $1.2 million and $2.0 million (June 30, 2017 – $nil) of amortization expenses related to the Black Fox mine, which is included in Production Costs Applicable to Sales in the Statement of Operations.

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

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $2.3 million and $2.5 million for the three and six months ended June 30, 2018 respectively (June 30, 2017 – loss of $0.3 million and $0.1 million, respectively). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated tax liability.

During the period ended June 30, 2018, the Company did not identify any potential triggering events for impairment in relation to its investment in MSC, and consequently the Company did not record any impairment during the period.

During the three and six months ended June 30, 2018, the Company received $2.4 million and $7.2 million in dividends from MSC, compared to $2.4 million and $4.9 million during the same period in 2017.

Changes in the Company’s investment in MSC for the six months ended June 30, 2018 and year ended December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Investment in MSC, beginning of the period	$150,064	$162,320
Attributable net (loss) from MSC	(3,343)	(2,328)
Amortization of fair value increments	(4,597)	(9,632)
Income tax recovery	5,463	11,916
Distribution received	(7,231)	(12,212)
Investment in MSC, end of the period	$140,356	$150,064

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the operating results from MSC for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Minera Santa Cruz S.A. (100%)
Net Sales	$52,272	$60,835	$102,934	$109,178
Production costs applicable to sales	(43,346)	(52,415)	(86,814)	(89,114)
Net (loss) income	(7,700)	(1,126)	(6,822)	3,255

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(3,773)	$(553)	$(3,343)	$1,594
Amortization of fair value increments	(2,482)	(2,428)	(4,597)	(4,497)
Income tax recovery	3,990	2,718	5,463	2,830
(Loss) from investment in MSC, net of amortization	$(2,265)	$(263)	$(2,477)	$(73)

As of June 30, 2018, MSC had current assets of $80.2 million, total assets of $368.7 million, current liabilities of $37.4 million and total liabilities of $82.2 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $79.8 million, total assets of $219.7 million, current liabilities of $37.4 million, and total liabilities of $65.3 million as at June 30, 2018.

NOTE 6 RECLAMATION OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Tonkin property in Nevada, El Gallo 1 in Mexico, and the Timmins properties in Canada.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2018 and for the year ended December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Asset retirement obligation liability, beginning of the period	$24,722	$9,843
Settlements	(44)	(126)
Accretion of liability	582	635
Acquisitions and divestitures	—	11,803
Adjustment reflecting updated estimates	5,027	2,561
Foreign exchange revaluation	(629)	6
Asset retirement obligation liability, ending balance	$29,658	$24,722
Current portion	(834)	(646)
Non-current portion	$28,824	$24,076

The Company adjusted its estimated liability in relation to the Gold Bar project for disturbance caused up to June 30, 2018.

NOTE 7   INCOME AND MINING TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 21% and 35%, for the six months ended June 30, 2018 and 2017, respectively, to income before taxes primarily as a result of valuation allowances being applied to losses, and changes in deferred tax liabilities associated with mineral property interests. The deferred tax liability is impacted by fluctuations in the foreign exchange rate between the Argentina peso and U.S. dollar.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. At June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax.

During the six months ended June 30, 2018, the Company has not made any adjustments to the provisional amounts recorded as of December 31, 2017. The Company will continue to refine its calculations as additional analysis is completed. Estimates may also be affected as a more thorough understanding of the tax law is developed. These changes could be material to income tax expense.

The Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined which accounting policy will be adopted. At June 30, 2018, because the Company is still evaluating the GILTI provisions and future taxable income subject to GILTI, the Company has performed the GILTI calculation for the current year only, and has not provided additional GILTI on deferred items.

For the three and six months ended June 30, 2018, the Company recorded a deferred income tax recovery of $2.1 million and $3.3 million respectively (June 30, 2017 – expense of $0.2 million and recovery of $2.5 million, respectively) as a result of the increased exploration spending on Los Azules, giving rise to a deferred tax benefit partially offset by the devaluation of the Argentina Peso along with the amortization of the flow-through premium.  These recoveries were partially offset by the recognition of a mining tax liability in relation to the Black Fox mine.

NOTE 8   SHAREHOLDERS’ EQUITY

Stock options

During the six months ended June 30, 2018, a total of 39,199 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at the weighted average exercise price of $1.14 per share for proceeds of $0.04 million.  This compares to 20,000 shares of common stock issued upon exercise of stock options at the weighted average exercise price of $2.34 per share for proceeds of $0.1 million during the same period of 2017 under the Equity Incentive Plan.

Shareholders’ distributions

During the six months ended June 30, 2018, the Company paid a semi-annual shareholders’ distribution of $0.005 (June 30, 2017 - $0.005) per share of common stock, for a total of $1.7 million (June 30, 2017 - $1.5 million).

Equity Issuances

On June 11, 2018, the Company issued 178,321 shares of common stock in relation to the acquisition of mineral property interests adjacent to the Black Fox Complex.

Separately, on September 22, 2017, the Company issued 20,700,000 shares of common stock and 10,350,000 warrants in a public offering for net proceeds of $43.2 million, after deducting issuance costs of $3.4 million. Each share of common

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

stock sold entitled the holder to receive one-half of a warrant, and each whole warrant entitles the holder to purchase one share of common stock at a price of $2.70. Warrants are exercisable at any time prior to September 28, 2018, after which the warrants will expire and be of no value.

The Company concluded that both common stock and warrants are equity-linked financial instruments and should be accounted for permanently in the Shareholders’ Equity section in the Consolidated Balance Sheet, with no requirement to subsequently revalue any of the instruments. Based on the relative fair values, the Company allocated $39.4 million to common stock and $3.8 million to warrants, net of issuance costs. The Company used the Black-Scholes pricing model to determine the fair value of warrants using the following assumptions:

Risk-free interest rate	1.56%
Dividend yield	0.36%
Volatility factor of the expected market price of common stock	71%
Weighted-average expected life	53 weeks
Weighted-average grant date fair value	$0.40

All 10,350,000 warrants remain outstanding and unexercised as of June 30, 2018.

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

Flow-through shares

On December 19, 2017, the Company issued 4,000,000 flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) priced at $2.50 per share for total proceeds of $10 million. The purpose of the offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. Upon issuance, the Company recorded a liability for the flow-through premium received in the amount of $1.6 million, which was accounted for as a reduction to the proceeds of sale. The obligation is fulfilled when eligible expenditures are incurred. As at June 30, 2018, the Company reduced the flow-through premium by $1.3 million to $0.3 million to reflect the effect of the cost incurred to date. The reduction of the flow-through premium was recognized in income and mining tax recovery on the consolidated statement of operations.

The proceeds of the flow-through shares offering are shown as Restricted cash on the Consolidated Balance Sheet. During the six months ended June 30, 2018, $6.4 million of the restricted cash was spent for Timmins exploration activities as intended, reducing the restricted cash to $3.6 million.

NOTE 9   STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2018, the Company recorded stock option expense of $0.2 million and $0.4 million, respectively. This compares to $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(amounts in thousands, except net income per share)
Net loss	$(5,380)	$(1,712)	$(10,591)	$(4,728)

Weighted average common shares outstanding:	337,087	308,523	337,075	304,074
Diluted shares outstanding:	337,087	308,523	337,075	304,074

Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

For the three and six month periods ended June 30, 2018 and 2017, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 11   RELATED PARTY TRANSACTIONS

The Company recorded the following expense (income) in respect to the related parties outlined below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Lexam L.P.	$18	$27	$31	$90
Lexam VG Gold	—	—	—	(33)
Noblegen Inc.	—	—	19	—
REVlaw	68	33	85	83
Inventus	—	—	116	—

The Company has the following outstanding accounts payable (receivable) balance in respect to the related parties outlined below:

	June 30,	December 31,
	2018	2017
Lexam L.P.	$4	$152
Lexam VG Gold	—	(33)
Noblegen Inc.	—	40
REVlaw	50	330
Inventus	—	(36)

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

rate approved by the Company’s independent board members under a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding securities of Lexam and Lexam became a wholly-owned subsidiary of the Company. Prior to the acquisition, Mr. McEwen was the Non-Executive Chairman of Lexam and held a 27% ownership interest in Lexam and the Company shared services with Lexam including rent, personnel, office expenses and other administrative services. Historically, these transactions were in the normal course of business.

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

Mr. McEwen is also a significant shareholder of Inventus Mining Corp. (“Inventus”). Stefan Spears, who provides consulting services to the Company on Special Projects, is the CEO and Chairman of Inventus. In his capacity of providing consulting services on Special Projects, he provides consulting services to the Company in areas unrelated to Inventus. The Company provided custom milling services to Inventus which is in the normal course of business and transaction have been recorded at their exchange amount.

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

The CODM reviews segment operations, defined as gold and silver sales less production costs applicable to sales, mine development costs, exploration costs, property holding costs and general and administrative expenses for all segments except for the MSC segment which is evaluated based on the attributable equity income. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

						Total
						Segment
Three months ended June 30, 2018	Mexico	MSC	Los Azules	USA	Canada	Income (Loss)
Gold and silver sales	$14,381	$—	$—	$—	$19,425	$33,806
Other revenue	—	—	—	—	373	373
Production costs applicable to sales	(8,821)	—	—	—	(15,435)	(24,256)
Mine development costs	(710)	—	—	—	—	(710)
Exploration costs	(329)	—	(1,871)	(1,151)	(5,756)	(9,107)
Property holding costs	(41)	—	—	(96)	(52)	(189)
General and administrative expenses	(800)	—	(470)	(1,495)	(52)	(2,817)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(2,265)	—	—	—	(2,265)
Segment income (loss)	$3,680	$(2,265)	$(2,341)	$(2,742)	$(1,497)	$(5,165)
Corporate and other
General and administrative expenses						$(2,997)
Depreciation						(273)
Revision of estimates and accretion of reclamation obligations						(288)
Interest and other expense						354
(Loss) on sale of assets						(99)
(Loss) on sale of marketable equity securities						(33)
Unrealized fair value (loss) on marketable equity securities						(500)
Unrealized (loss) on derivatives						(1)
Foreign currency gain						1,482
Net loss before income taxes						$(7,520)

Six months ended June 30, 2018	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$39,798	$—	$—	$—	$35,049	$74,847
Other revenue	—	—	—	—	617	617
Production costs applicable to sales	(22,429)	—	—	—	(28,221)	(50,650)
Mine development costs	(1,090)	—	—	—	—	(1,090)
Exploration costs	(1,300)	—	(5,078)	(3,151)	(11,032)	(20,561)
Property holding costs	(1,190)	—	(40)	(275)	(95)	(1,600)
General and administrative costs	(1,629)	—	(748)	(2,358)	(140)	(4,875)
(Loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	(2,477)	—	—	—	(2,477)
Segment income (loss)	$12,160	$(2,477)	$(5,866)	$(5,784)	$(3,822)	$(5,789)
Corporate and other
General and administrative costs						$(6,126)
Revision of estimates and accretion of reclamation obligations						(582)
Depreciation						(633)
Interest and other expense						220
(Loss) on sale of assets						(99)
(Loss) on sale of marketable equity securities						(767)
Unrealized fair value (loss) on marketable equity securities						(1,637)
Unrealized gain on derivatives						(865)
Foreign currency gain						2,409
Net loss before income taxes						$(13,869)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended June 30, 2017	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$15,110	$—	$—	$—	$—	$15,110
Production costs applicable to sales	(8,560)	—	—	—	—	(8,560)
Mine development costs	(177)	—	—	(543)	—	(720)
Exploration costs	(1,513)	—	(841)	(447)	(130)	(2,931)
Property holding costs	(63)	—	(47)	(313)	—	(423)
General and administrative costs	(1,040)	—	(421)	(359)	(26)	(1,846)
(Loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	(263)	—	—	—	(263)
Segment income (loss)	$3,757	$(263)	$(1,309)	$(1,662)	$(156)	$367
Corporate and other
Other exploration costs						$(155)
General and administrative costs						(2,232)
Depreciation						(482)
Revision of estimates and accretion of reclamation obligations						(116)
Interest and other income						(109)
Gain on sale of marketable securities						840
Unrealized gain on derivatives						(722)
Foreign currency gain						1,050
Net loss before income taxes						$(1,559)

Six months ended June 30, 2017	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$29,943	$—	$—	$—	$—	$29,943
Production costs applicable to sales	(15,544)	—	—	—	—	(15,544)
Mine development costs	(332)	—	—	(1,503)	—	(1,835)
Exploration costs	(3,052)	—	(7,142)	(931)	(130)	(11,255)
Property holding costs	(1,045)	—	(48)	(518)	—	(1,611)
General and administrative costs	(1,879)	—	(629)	(785)	(26)	(3,319)
(Loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	(73)	—	—	—	(73)
Segment income (loss)	$8,091	$(73)	$(7,819)	(3,737)	$(156)	$(3,694)
Corporate and other
Other exploration costs						$(275)
General and administrative costs						(5,052)
Depreciation						(809)
Revision of estimates and accretion of reclamation obligations						(221)
Interest and other income						(175)
Gain on sale of assets						11
Gain on sale of marketable securities						840
Unrealized gain on derivatives						1,069
Foreign currency gain						1,075
Net loss before income taxes						$(7,231)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

	Long-lived Assets as at
	June 30,	December 31,
	2018	2017
Canada	$87,051	$85,179
Mexico	32,515	35,446
USA(2)	75,378	43,086
Argentina(3)	331,846	341,554
Total consolidated	$526,790	$505,265

	Revenue(1)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Canada	$19,798	$—	$35,666	$—
Mexico	$14,381	$15,110	$39,798	$29,943
Total consolidated	$34,179	$15,110	$75,464	$29,943

(1)	Presented based on the location from which the product originated.
(2)

The USA segment includes construction in progress of $33.0 million related to the Gold Bar mine construction. Of the $33.0 million, $18.2 million and $27.0 million were incurred in the three and six months ended June 30, 2018. The balance of the construction in progress is expected to increase throughout the year 2018, until the Gold Bar mine is placed into operation.

(3)	Includes Investment in MSC of $140 million as of June 30, 2018 (December 31, 2017 - $151.0 million).

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

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Assets and liabilities measured at fair value on a recurring basis

The following tables identify the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$2,312	$2,312	$—	$—
Total	$2,312	$2,312	$—	$—

	Fair Value as at December 31 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$7,971	$6,404	$1,567	$—
Total	$7,971	$6,404	$1,567	$—

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

NOTE 14   COMMITMENTS AND CONTINGENCIES

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. Pursuant to the requirements imposed by United States Bureau of Land Management (“BLM”), the Company has Nevada bonding obligations of $19.9 million which primarily pertains to the Tonkin property and the Gold Bar property reclamation requirements. Under Canadian regulations, the Company has bonding obligations of $15.7 million (C$20.6 million) with respect to the Black Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Timmins properties acquired from Lexam. Under current Mexican regulations, bonding of projected reclamation costs is not required.

Surety Bonds

The Company satisfies its reclamation bonding obligations in the United States and Canada through the use of surety bonds. These surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

In connection with the Black Fox acquisition in 2017, as described in Note 17 Acquisitions, the Company extended its existing $20.0 million surety facility to include the necessary bonding to satisfy the Black Fox closure plan. The terms of the credit facility remain the same, with no requirement for an initial deposit and an annual financing fee of 2%. Black Fox has bonding requirements of $15.7 million (C$20.6 million).

Flow-Through Common Shares

The Company raised $10.0 million (C$12.9 million) during 2017 on a Canadian flow-through tax basis. The Company is required to spend this amount on Canadian Exploration Expenditures and renounce the associated tax benefit before December 31, 2018. The Company expects to meet this commitment. As at June 30, 2018, $6.4 million has been spent, with a total of $8.0 million incurred.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, if any, from certain claims. The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $539 per ounce (with inflation adjustments of up to 2% per year) until 2090. The Company records revenue on these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2018, the Company recorded revenue of $0.6 million and $1.3 million respectively (June 30, 2017 - $nil).

Short-term Bank Indebtedness

As of June 30, 2018, the Company has no bank indebtedness (December 31, 2017 - $nil).

On November 30, 2017, Compañia Minera Pangea, S.A. de C.V. (“CMP”), a wholly-owned indirect subsidiary of the Company, executed a line of credit agreement with Banco Nacional de Comercio Exterior, S.N.C., a Mexican federal development banking institution (“Bancomext”). The line of credit allows CMP to borrow up to Mex$120,000,000 Mexican pesos (approximately $6.4 million based on a market exchange rate of 19.64 Mexican pesos to 1 US dollar, as published by Bloomberg on November 30, 2017). Borrowing under the Line of Credit will be available for one (1) year from November 30, 2017.  Additional details regarding the line of credit were disclosed within the Company’s Form 10-K filed on February 21, 2018. As of June 30, 2018, no funds had been drawn on the line of credit.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 15   CAPITAL LEASES

As a part of the Black Fox acquisition in 2017, the Company acquired certain capital lease obligations related to the use of mining equipment at the Black Fox mine. This equipment continues to be reported as a part of the Company’s property, plant and equipment with amortization booked on a straight-line basis over the estimated useful life of the asset. The following table summarizes the balances of the capital lease obligations:

			June 30,	December 31,
	Interest Rates	Maturities	2018	2017
Capital Lease Obligations	4.74 -10.09%	2018 - 2019	$248	$551
Less current portion			248	470
Long-term capital lease obligations			$-	$81

NOTE 16   RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$16,028	$27,153
Restricted cash	3,621	10,000
Restricted cash included in other long-term assets	48	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,697	$37,153

Amounts included in restricted cash represent the remaining proceeds from the sale of flow-through common shares as described in Note 8 Shareholders’ Equity. The proceeds are required by the Income Tax Act (Canada) to be used as payment for generative exploration activities at the Company’s Canadian properties. The entire proceeds are to be utilized to fund exploration activities during 2018, at which point the restriction will lapse. As of June 30, 2018, $6.4 million of the proceeds had been spent. Restricted cash included in other long-term assets relates to reclamation bonding obligations in relation to the Company’s Lexam properties in Timmins, Canada.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

The following discussion updates our plan of operation as of July 31, 2018, for the foreseeable future. It also analyzes our financial condition at June 30, 2018 and compares it to our financial condition at December 31, 2017. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2018 and compares those to the results for the three and six months ended June 30, 2017. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and cash, investments and precious metals, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 41.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979. Since inception, we have been engaged in the exploration for, development of, production and sale of gold, silver, and copper. Robert R. McEwen, our Chairman and CEO, made his initial investment in the Company in July 2005.  We operate in Argentina, Canada and the United States and have projects in Mexico. We own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. We also own and operate the Black Fox gold mine and Complex in Timmins, Ontario, Canada, the formerly operating El Gallo 1 gold mine in Sinaloa, Mexico and are constructing the Gold Bar gold mine in Nevada, USA. Finally, we own the Los Azules copper deposit in San Juan, Argentina, the Fenix gold-silver project in Sinaloa, Mexico, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Timmins, Ontario in Canada.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Operating and Financial Highlights

Highlights for the second quarter of 2018 include:

•

Construction at Gold Bar continues on schedule; activity during the quarter ended June 30, 2018 focused on finishing civil works related to the heap leach pad, ponds and site infrastructure preparation for major equipment and material deliveries received during the quarter.

•	We spent $9.1 million in exploration activities including: $5.8 million at Black Fox, $1.9 million at Los Azules, and $1.2 million in Nevada.
•	We completed mining and crushing activities at El Gallo during the quarter, signaling the end of mining operations at the site.

•	We completed a Preliminary Economic Assessment for Project Fenix, formerly El Gallo Silver and surrounding properties, which can potentially result in future production from the El Gallo Complex.
•

Our consolidated production was 47,258 gold equivalent ounces, of which 10,808 gold equivalent ounces were produced from El Gallo 1; 14,055 gold equivalent ounces were produced from the Black Fox mine; and 22,395 gold equivalent ounces were produced from the San José mine, on a 49% attributable basis to us.

•

Our consolidated gold and silver sales were $33.8 million, comprised of $14.4 million from the sale of 11,027 gold equivalent ounces by El Gallo 1, and $19.4 million from the sale of 15,543 gold equivalent ounces by the Black Fox mine.

•

We realized average prices of $1,304 and $16.13 per ounce of gold and silver, respectively, sold by El Gallo 1 and $1,310 per ounce of gold by the Black Fox mine, excluding our stream settlement with regard to production from Black Fox.

•	El Gallo 1 realized total cash costs of $783 and all-in sustaining costs of $816 per gold equivalent ounce.
•	The Black Fox mine realized total cash costs of $771 and all-in sustaining costs of $1,056 per gold equivalent ounce.
•	The San José mine realized total cash costs of $806 and all-in sustaining costs of $1,065 per gold equivalent ounce.
•	We reported gross profit of $9.9 million, and a net loss of $5.4 million, or $0.02 per share for the quarter.
•	We realized net loss of $2.3 million from our investment in MSC, and received $2.4 million in dividends.

As of June 30, 2018, we reported $34.5 million in cash, investments and precious metals valued at the London P.M. Fix spot price and no short-term bank indebtedness(1).

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 41.

Selected Financial and Operating Results

The following table presents selected financial and operating results of our Company for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
Gold and silver sales El Gallo 1	$14,381	$15,110	$39,798	$29,943
Gold and silver sales Black Fox mine, including stream	$19,425	$—	$35,049	$—
Loss on investment in MSC, net of amortization	$(2,265)	$(263)	$(2,477)	$(73)
Net loss	$(5,380)	$(1,712)	$(10,591)	$(4,728)
Net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Consolidated gold ounces(1):
Produced	37.0	22.2	72.0	42.3
Sold, including stream	38.1	25.3	80.5	47.2
Consolidated silver ounces(1):
Produced	772	780	1,468	1,502
Sold	747	869	1,457	1,568
Consolidated gold equivalent ounces(1)(2):
Produced	47.3	32.6	91.6	62.3
Sold, including stream	48.1	37.0	99.9	68.1
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José mine.
(2)	Silver production is presented as a gold equivalent.

Consolidated Performance

During the second quarter of 2018 we reported a net loss of $5.4 million, or $0.02 per share, due to our significant exploration activities in Canada, Los Azules and the U.S., coupled with the increase in general and administrative expenses and the net loss reported by MSC.  The net loss was partially offset by other income of $1.2 million mainly attributable to a gain on foreign exchange recorded in the period.  In comparison, during the second quarter of 2017, we reported a net loss of $1.7 million or $0.01 per share.

During the six months ended June 30, 2018, our net loss was $10.6 million, or $0.03 per share, compared to a net loss of $4.7 million or $0.02 per share for the same period in 2017. The net loss in 2018 was also driven by the increase in exploration expenditures, general and administrative expenses, the loss reported by MSC in the period, and other expenses recorded from realized and unrealized losses in marketable securities and derivatives recorded in the six months period.

Results of Consolidated Operations

Three months ended June 30, 2018 compared to 2017

Revenue.  Consolidated gold and silver sales for the quarter ended June 30, 2018 increased by $18.7 million to $33.8 million, from $15.1 million in 2017, due to $19.4 million gold sales contributed by the Black Fox mine, acquired in October 2017, coupled with a $14.4 million gold and silver sales reported by El Gallo 1.

Production costs applicable to sales.  Consolidated production costs applicable to sales increased to $24.3 million in the second quarter of 2018, from $8.6 million in 2017, due to $15.4 million production costs attributable to Black Fox mine, which as noted above was acquired in October 2017, and $0.2 million higher production costs reported by El Gallo 1. The increase in production costs at El Gallo 1 were driven by higher costs associated with demobilizing crushing equipment and the termination of the mining contractor, as a result of concluding mining activities in late June 2018.

Overall, gross profit, defined as revenue less production costs applicable to sales, from the two mines was $9.9 million for the three months period ended June 30, 2018, and $6.6 million in the same period of 2017.

Other Operating Expenses

Mine development costs were $0.7 million for both three months period-ended June 30, 2018 and 2017. In the 2018 period, mine development costs were incurred at the Fenix project in Mexico.  Since Gold Bar has SEC Industry Guide 7 compliant reserves, development and construction expenditures were capitalized beginning in November 2017.

Exploration costs in the second quarter of 2018 increased to $9.1 million from $3.1 million in the 2017 period.  Higher exploration costs were driven by the $5.8 million incurred in the Timmins region, $1.2 million in the U.S. and $1.9 million at the Los Azules project, respectively, partly offset by the decrease in exploration costs incurred in Mexico.  Exploration expenses of the Timmins properties in Canada were financed with the sale of flow-through shares in December 2017.

Property holding costs decreased slightly to $0.2 million in the 2018 period from $0.4 million in 2017, primarily as a result of timing of land claim payments, coupled with the depreciation of the Mexican peso against the U.S. dollar.

General and administrative expenses increased to $5.8 million in 2018 from $4.1 million in 2017, primarily due to higher overhead from the development of Gold Bar and the advancement of Los Azules, partly offset by the devaluation of the Mexican peso against the U.S. dollar in the second quarter of 2018, when compared to 2017.

MSC reported a net loss of $2.3 million in the second quarter of 2018, compared to net loss of $0.3 million in the same period of 2017 due to the decrease in net sales from lower number of gold and silver ounces sold, coupled with higher foreign exchange loss and the increase in current and deferred income tax reported in the period; partly offset by the decrease in production costs attributed to sales due to lower ounces sold in the quarter.  Please refer to the section Results of Operations – MSC below, for further details.

The revision of estimates and accretion of asset retirement obligation increased to $0.3 million in the 2018 period from $0.1 million in the 2017 period, as a result of adding the Black Fox and Timmins properties to the existing estimate.

Other income (expenses)

Other income was $1.2 million in the three months ended June 30, 2018 compared to other income of $1.1 million in the same period of 2017.  The change in other income was mainly driven by fluctuations in foreign exchanges and marketable securities.

Deferred income and mining tax recovery (expense)

Recovery of income taxes was $2.1 million in the three months ended June 30, 2018, compared to income tax expense of $0.2 million in 2017.  The increase in the income tax recovery was mainly due to foreign currency fluctuations affecting our Argentina peso denominated deferred tax liabilities and the amortization of our flow-through premiums, partially offset by the recognition of a deferred mining tax liability relating to our Black Fox mine.

Six months ended June 30, 2018 compared to 2017

Revenue. Consolidated gold and silver sales for the six months ended June 30, 2018 increased to $74.8 million, from $29.9 million in 2017, due to $35.0 million in gold sales contributed by the Black Fox mine, coupled with a $9.9 million increase in gold and silver sales at El Gallo 1. The increase in gold and silver sales at El Gallo 1 was due to a higher number of ounces of gold and silver sold in the period from bullion inventory held at year end.

Production costs applicable to sales. Consolidated production costs applicable increased to $50.7 million in the six months ended June 30, 2018, compared to $15.5 million in 2017, due to $28.2 million production costs reported by the Black Fox mine, coupled with $6.9 million increase in production costs reported by El Gallo 1. The increase in production costs at El Gallo 1 was expected, and consistent with the higher sales volume in the quarter, as well as the cessation of mining activities at the end of the second quarter of 2018.

Overall, gross profit, defined as revenue less production costs applicable to sales, from the two mines was $24.8 million for the six months period ended June 30, 2018, compared to $14.4 million for the same period of 2017.

Other Operating Expenses

Mine development costs decreased to $1.1 million for the six months ended June 30, 2018 from $1.8 million in the 2017 period, due to the capitalization of the development and construction expenditures at Gold Bar, which now has SEC Industry Guide 7 complaint reserves.

Exploration costs in the period ended June 30, 2018, increased by $9.1 million to $20.6 million from $11.5 million in the 2017 period. The increase is mainly due to a $10.9 million and $1.7 million increase in exploration expenditures incurred in the Timmins region and the U.S., respectively; partly offset by a $2.0 million and $1.8 million decrease in exploration costs at the Los Azules project and Mexico, respectively.

General and administrative expenses increased to $10.5 million in 2018 from $8.4 million in 2017, primarily due to higher overhead from the development of Gold Bar and the advancement of Los Azules, partly offset by the devaluation of the Mexican peso against the U.S. dollar, when compared to 2017.

For the six months ended June 30, 2018, we recognized a net loss of $2.5 million from our investment in MSC, compared to a net loss of $0.1 million in the same period in 2017, due to the decrease in net sales from lower number of gold and silver ounces sold, coupled with higher foreign exchange loss and the increase in deferred income tax expenses reported in the period, partly offset by the decrease in production costs attributed to sales due to lower ounces sold during the six months period of 2018, when compared to 2017. Please refer to the section Results of Operations – MSC below, for further details.

The revision of estimates and accretion of asset retirement obligations increased to $0.6 million in the 2018 period, from $0.2 million in 2017, as a result of adding the Black Fox and Timmins properties to the existing estimate.

Other (expenses) income

Other expense was $0.7 million in the six months ended June 30, 2018, compared to other income of $2.8 in the same period of 2017.  The increase in other expense was mainly due to a $1.6 million unrealized fair value loss on marketable equity securities, coupled with a $0.8 million loss on sale of marketable securities, partly offset by a $1.3 million increase in foreign exchange gain reported in 2018.

Deferred income and mining tax recovery (expense)

Recovery of income tax increased to $3.3 million in the six months ended June 30, 2018, from $2.5 million recovered in 2017.  The increase was mainly due to foreign currency fluctuations affecting our Argentina peso denominated deferred tax liabilities and the amortization of our flow-through premiums; partially offset by the recognition of deferred mining taxes payable relating to our Black Fox mine.

Liquidity and Capital Resources

At June 30, 2018, we had working capital of $19.2 million, consisting of $58.2 million of current assets and $39.0 million of current liabilities, compared to $49.2 million working capital reported at year-end 2017.  Included in current assets is $3.6 million of restricted cash, which represents funds committed to the exploration program in Ontario, from our flow-through financing.  The $30.0 million decrease in working capital from December 31, 2017 to June 30, 2018 was the net result of the construction costs incurred at Gold Bar, coupled with increased exploration costs mainly from the Black Fox program, partly offset by cash generated from our operating activities, dividends received from MSC and VAT collections in Mexico.  Overall, our cash balance (including restricted cash) decreased to $19.6 million in 2018, from $37.2 million in December 2017.

We believe that our working capital at June 30, 2018, combined with forecasted working capital to be generated over the next 12 months, will be sufficient to satisfy our non-discretionary obligations due in the next 12 months, including certain near-term committed amounts related to Gold Bar construction. However, we require additional funding in order to complete the construction and commissioning of the Gold Bar mine and are evaluating financing options for that purpose.

On May 31, 2018, we executed a non-binding term sheet with an unrelated third party to issue $50 million in senior secured notes. This funding is expected to provide the working capital necessary to complete the construction and commissioning of the Gold Bar mine. If issued, the notes would bear interest at 9.75% per year and be due three years from the date of issue. Proceeds would be used to fund construction activities at Gold Bar and for general corporate purposes. In connection with the non-binding term sheet our Chairman, Chief Executive Officer and the beneficial owner of 24% of our outstanding common stock would be the purchaser of 50% of those notes. Closing of the transaction is contingent on execution of a definitive agreement and continuing diligence, as well as customary closing conditions.

In addition to constructing the Gold Bar mine, the Company continues to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox, our other Timmins projects, and Mexican projects. If our working capital is not sufficient to advance these projects, the Company will defer these initiatives. Furthermore, if we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. In such case, we would consider several financing methods, which may include incurring debt, issuing additional equity, equipment leasing, and other forms of financing.

Net cash provided by operations was $0.6 million for the six months ended June 30, 2018, compared to net cash used of $16.6 million in the same period of 2017. The significant changes period-to-period are summarized as follows:

•

$75.0 million cash received from gold and silver sales in 2018, compared to $29.9 million in 2017, resulting from increased sales from the recently acquired Black Fox mine and a higher number of ounces sold during 2018 by El Gallo 1;

•	$2.9 million VAT collected in Mexico in the six months ended June 30, 2018, compared to $0.4 million in the same period of 2017; and

•	$75.0 million cash paid to suppliers and employees in 2018, compared to $46.6 million in 2017, due to significantly higher production, construction, exploration and other expenses.

Cash used in investing activities increased to $17.0 million for the six months ending June 30, 2018, from $5.3 million provided by investing activities in 2017, due to.

•	$7.3 million expenditures on mineral property interests primarily related to underground development at the Black Fox complex, compared to $nil in 2017;

•	$20.1 million expenditures on property and equipment, mostly at the Gold Bar project, compared to $0.9 million in 2017;

•	$7.2 million dividend received from MSC in 2018, compared to $4.9 million in 2017; and

•	$3.7 million proceeds from sale of marketable securities during the six months ended June 30, 2018, compared to $2.2 million in 2017.

We used $1.6 million in financing activities in 2018, compared to $1.5 million used in 2017, primarily as a result of the shareholders’ distribution.

Results of Operations — Mexico Segment

The Mexico Segment includes El Gallo 1 and the advanced-stage Fenix project, located in Sinaloa.

El Gallo 1

El Gallo 1 is a mature operation, of which we have mined and depleted various pits during its operating life, which lately included sections of higher waste to ore stripping ratios, deeper ore and sulfide transitional deposits typical of late stage operations. Mining operations from the existing open pits ceased in May 2018, while crushing and processing activities ended during late June 2018. Current activities are limited to closure, and reclamation, which includes residual leaching activities that will continue until 2020.

Overview

The following table outlines production totals, sales totals, total cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for El Gallo 1 for the three and six month periods ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	374	394	823	619
Average grade gold (gpt)	1.24	1.28	1.43	1.26
Tonnes of mineralized material processed	547	316	830	625
Average grade gold (gpt)	1.51	1.61	1.51	1.44
Gold ounces:
Produced	10.8	9.7	23.0	19.4
Sold	11.0	12.0	30.0	24.0
Silver ounces:
Produced	2.2	5.0	5.2	10.8
Sold	2.0	5.0	8.7	16.0
Gold equivalent ounces(1):
Produced	10.8	9.8	23.0	19.6
Sold	11.0	12.0	30.1	24.2
Net sales	$14,381	$15,110	$39,798	$29,943
Average realized price ($/ounce)(2):
Gold	$1,304	$1,257	$1,322	$1,239
Silver	$16.13	$17.20	$16.59	$17.44
London average price ($/ounce):
P.M. Fix Gold	$1,306	$1,257	$1,318	$1,238
Fix Silver	$16.54	$17.15	$16.66	$17.30
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 41 for additional information, including definitions of this term.

Tonnes mined represent tonnes of mineralized material extracted, while tonnes processed represent tonnes of mineralized material crushed and placed on the leach pads. The difference between tonnes mined of 822,805 and tonnes processed of 830,267 for the six months ended June 30, 2018, corresponds to mineralized material taken from the stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of new mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at El Gallo 1) to June 30, 2018 is estimated at 57% (June 30, 2017 – 61%).

Gold and silver production

•

Production for the quarter ended June 30, 2018 increased to 10,808 gold equivalent ounces, from 9,780 gold equivalent ounces in the comparable period in 2017, as a result of the larger number of tonnes placed on the leach pads during the period, partly offset by lower average grades obtained when compared to the three months ended June 30, 2017.

•

For the six months period ended June 30, 2018, production increased to 23,025 gold equivalent ounces from 19,588 ounces in the comparable period of 2017, due to a larger number of tonnes of mineral processed, coupled with higher average grades, when compared to the 2017 period. However, production is expected to decrease towards the second half of 2018 as a result of the completion of mining and crushing activities in the second quarter, and the transition to residual leaching.

•

Average grades of mineralized material processed in the second quarter of 2018 were 1.51 g/t compared to 1.61 g/t in the same period of 2017. The decrease in average grades was due to lower average grades obtained from the Central pit, which had not been anticipated from the block model.

Gold and silver sales

•

Revenue from sale of gold and silver at El Gallo 1 decreased to $14.4 million in the second quarter of 2018, compared to $15.1 million for the same period in 2017, due to the net result of a 8% decrease in the number of gold equivalent ounces sold partly offset by a 4% increase in average prices of gold realized in the period.

•

For the six months ended June 30, 2018, revenue from sale of gold and silver at El Gallo 1 increased by 33% to $39.8 million, from $29.9 million in the same period of 2017, due to a 25% increase in gold equivalent ounces sold in 2018, coupled with a 7% increase in average realized prices of gold, when compared to 2017.

Total Cash Costs and All-In Sustaining Costs

The following table summarizes of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at El Gallo 1:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise stated)
El Gallo 1
Total cash costs(1)	$8,634	$8,489	$21,806	$15,335
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$783	$706	$724	$635
All‑in sustaining costs(1)	$8,999	$10,128	$23,364	$18,240
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$816	$843	$776	$755
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 41 for additional information, including definitions of this term.

(2)	Silver production presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce for El Gallo 1 for the quarter ended June 30, 2018 was $783 compared to $706 for the same period in 2017. On an aggregate basis, total cash costs at El Gallo 1 increased to $8.6 million in the three months ended June 30, 2018, from $8.5 million in the 2017 period.  Total cash costs increased in the period due to additional costs associated with the demobilization of crushing equipment and termination of the mining contractor, in connection with the cessation of mining activities, along with the higher number of tonnes processed, partially offset by fewer ounces sold when compared to the prior period.

Total cash costs per gold equivalent ounce for El Gallo 1 for the six months ended June 30, 2018, were $724 compared to $635 for the six months period for 2017. On an aggregate basis, total cash costs at El Gallo 1 increased to $21.8 million in the six months ended June 30, 2018, from $15.3 million in the same period in 2017.  The increase in 2018 is primarily due to higher ounces sold, higher production costs caused by the operational delays that occurred in the first quarter, coupled with additional costs from the termination of mining and crushing activities by June 30, 2018, noted above, compared to the same period of 2017.

All-in sustaining costs for the quarter ended June 30, 2018 were $816 per gold equivalent ounce, compared to $843 per gold equivalent ounce in the same period in 2017.  On an aggregate basis, all-in sustaining costs decreased to $9.0 million for the three month period ended June 30, 2018 from $10.1 million in the 2017 period.  All-in sustaining costs in the second quarter of 2018 decreased due to lower exploration and capital expenditures resulting from the end of mining activities in the second quarter of 2018, which were partly offset by the increase in production costs noted above.

During the six months ended June 30, 2018, El Gallo 1 reported all-in sustaining costs of $776 per gold equivalent ounce, compared to $755 in the same period of 2017. Aggregate all-in sustaining costs from El Gallo 1 for the six months period in 2018 also increased, to $23.4 million from $18.2 million in 2017, due to the increase in production costs noted above, partly offset by the decrease in exploration and capital expenditures incurred as previously mentioned.

Overall, we expect total cash costs and all-in sustaining costs to decrease from the amounts reported in the three and six months ended June 30, 2018, as a result of the termination of mining and crushing activities, and the continuation of the residual leaching, as planned.

Advanced-stage Properties –Fenix Project

On May 25, 2018, we announced the results of a new Preliminary Economic Assessment (PEA) study evaluating the potential production from the El Gallo Complex in Sinaloa, Mexico. The proposed redevelopment plan evaluated in the PEA has been named the Fenix Project.

During the three and six months ended June 30, 2018, we spent $0.7 million and $1.1 million respectively, on activities required for the completion of the Fenix Project’s PEA.  For the second half of 2018, we have estimated $1.9 million to be incurred at the Fenix Project, including environmental permitting, exploration drilling, geotechnical studies, and metallurgic activities, among others.

Results of Operations — Canada Segment

The Canada segment is composed of the recently-acquired Black Fox Complex, which consists of the fully operational Black Fox gold mine, the Black Fox-Stock mill, and the Grey Fox and Froome advanced-stage exploration projects, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The following table sets out production and sales totals for the Black Fox mine for the three and six months ended June 30, 2018. Since the mine was acquired in October 2017, no data for comparable periods is available:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	67	—	134	—
Average grade gold (gpt)	5.03	—	7.60	—
Tonnes of mineralized material processed	64	—	138	—
Average grade gold (gpt)	5.75	—	5.82	—
Gold ounces:
Produced	14.0	—	26.1	—
Sold, excluding stream	14.3	—	25.6	—
Sold, stream	1.2	—	2.3	—
Sold, including stream	15.5	—	28.0	—
Silver ounces:
Produced	1.0	—	1.6	—
Sold	—	—	—	—
Gold equivalent ounces(1):
Produced	14.1	—	26.1	—
Sold, excluding stream	14.3	—	25.6	—
Sold, including stream	15.5	—	28.0	—
Net sales, excluding stream	$18,765	$—	$33,787	$—
Net sales, stream	$660	$—	$1,263	$—
Net sales, including stream	$19,425	$—	$35,049	$—
Average realized price ($/ounce)(2):
Gold, excluding stream	$1,310	$—	$1,319	$—
Gold, stream	$540	$—	$538	$—
Gold, including stream	$1,250	$—	$1,253	$—
Silver	$—	$—	$—	$—
London average price ($/ounce):
P.M. Fix Gold	$1,306	$1,257	$1,318	$1,238
Fix Silver	$16.54	$17.15	$16.66	$17.30
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 41 for additional information, including definitions of these terms.

Gold sales

•

Revenue from the sale of gold by the Black Fox mine was $19.4 million as a result of the sale of 15,543 ounces of gold during the quarter. The average realized price of gold was $1,250 per ounce including sales under the stream agreement, or $1,310 per ounce excluding sales under the stream agreement, which compare to the London P.M. Fix Gold average of $1,306 noted during the second quarter of 2018.

•

Revenue from the sale of gold by the Black Fox mine was $35.0 million as a result of the sale of 27,966 ounces of gold during the six months ended June 30, 2018. The average realized price of gold was $1,253 per ounce including sales under the stream agreement, or $1,318 per ounce excluding sales under the stream agreement, which compare to the London P.M. Fix Gold average of $1,318 noted during the six months ended June 30, 2018.  Per a contract, which we assumed in connection of the acquisition of the Black Fox property, we are required to sell a minor portion of our production to a third party at a price of $538 per ounce.  Refer to note 14 to the Consolidated Financial Statements, Commitments and Contingencies.

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the Black Fox mine:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise stated)
Total cash costs(1)	$11,981	$—	$22,532	$—
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$771	$—	$806	$—
All‑in sustaining costs(1)	$16,419	$—	$31,173	$—
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$1,056	$—	$1,115	$—
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 41 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce for the quarter ended June 30, 2018 was $771. On an aggregate basis, total cash cost recorded by the Black Fox mine was $12.0 million and mostly comprised underground mining costs and milling expenditures incurred in the quarter.

Total cash costs per gold equivalent ounce for the six months ended June 30, 2018 was $806. On an aggregate basis, total cash cost recorded by the Black Fox mine was $22.5 million and mostly comprised underground mining costs and milling expenditures incurred in the six months period.

Overall, total cash costs were lower than guidance for the three and six months ended June 30, 2018, due to operational improvements including power savings, increase in mill recoveries, and higher equipment efficiencies than planned, coupled with lower haulage costs incurred during the quarter since the extraction focused on the upper parts of the mine.  These lower production costs were partly offset by higher haulage costs associated to the higher number of tonnes mined, and higher general and administrative costs incurred in the period.

During the three months ended June 30, 2018, the Black Fox mine reported all-in sustaining costs of $1,056 per gold equivalent ounce. Further, the aggregate all-in sustaining cost recorded in the period was $16.4 million, which in addition to cash costs included $3.1 million for underground mine development, $1.0 million for exploration and study costs and capitalized exploration, and $0.3 million in capital expenditures incurred during the three months ended June 30, 2018.  All in sustaining costs were consistent with the expectation for the second quarter of 2018.

During the six months ended June 30, 2018, the Black Fox mine reported all-in sustaining costs of $1,115 per gold equivalent ounce. Further the aggregate all-in sustaining cost recorded in the period was $31.2 million, which in addition to cash costs included $6.7 million for underground mine development, $1.3 million for exploration and study costs and capitalized exploration, and $0.4 million in capital expenditures incurred during the six months ended June 30, 2018.

Overall, all-in sustaining costs were lower than guidance for the three and six months ended June 30, 2018, due to lower cash costs noted above, coupled with lower capital expenditures incurred in the period due to the delay of some capital projects, which are partly offset by higher development costs as meters developed are ahead of schedule.

For 2018, we have budgeted a total of $18.4 million for sustaining and capital expenditure activities at the Black Fox mine, of which we spent $7.6 million during the first half of 2018.

Exploration Activities – Timmins

Black Fox mine and advanced-stage explorations projects

Our primary exploration goals are to grow known deposits and make new discoveries to contribute to near to mid-term gold production. During the second quarter, a total of $5.8 million were spent on surface exploration drilling, for a year-to-date total exploration expense of $11.0 million.

Drilling at Froome during the second quarter identified a mineralised structure in the footwall, approximately 150 meters north of the main Froome deposit. The gold-bearing trend hosts clusters of positive drill intersections at Froome North West, North and Southeast. In addition, new drill intersections at depth of the Froome deposit suggest there is potential for incremental resource expansion. Drilling will continue in third quarter to confirm and extend mineralization and define potential ounces to the main Froome deposit.

Drilling conducted at Gibson during the three months ended June 30, 2018 focused on identifying strike and down dip extensions and confirming the orientation of the mineralization within the Gibson NW and Gibson Main zones. Significant new results, combined with historical drill intersections, indicate the Gibson Main shoot has a strike length of at least 100 meters and extends from near surface to a depth of approximately 400 meters. This new intersection from the Gibson Main zone suggest the potential for extension of the shoot to a depth of approximately 500 meters below surface. Drilling will continue in the third quarter to further assess the depth extension of the Gibson Mineralized Zone.

Throughout the second quarter, a significant portion of the underground drilling at Black Fox was dedicated to confirming and expanding known mineralized trends that are located close to current workings and could be brought quickly into production. Infill drilling targeting the 780 to 820-meter level of the Deep Central Zone (DCZ) was designed to aid in future development and production planning and has returned high grade intercepts, re-asserting the high-grade nature and continuity of the Deep Central Zone at depth.

Underground mining and exploration efforts in third quarter will be dedicated to the conversion of ounces from the resource to reserve category, and to the development of an exploration drift to provide a drilling platform to target Black Fox at depth.  The exploration drift greatly reduces the length of holes, compared to drilling from surface, and provides a much better drilling angle to help transition through the adverse ground conditions.

A new technical report and resource/reserve estimates for the Black Fox Complex was published on April 6, 2018.  In addition, an updated mineral resource estimate for the Tamarack gold and base metal deposit was published on May 24, 2018.  The updated resource estimate for Tamarack is the result of 46 new surface and underground exploration, delineation, and definition drill holes completed between October 2017 and April 2018, and already existing base metal assays not considered in previous estimates. The complete reports are available on our website at www.mcewenmining.com.

Drilling to date at our Stock property has identified a zone of gold mineralisation at Stock East with a strike length of approximately 500 meters that extends from surface to a depth of at least 450 meters.  Results from the core re-sampling program (20 holes) have shown that the re-assays are comparable with the historical grades. Statistical analysis of the data including a 2 sample t-test indicate that the difference between the original grades and re-assays is close to zero. However, most of the re-sampling was completed on the core from the low-grade intersections of the historical holes, as the core from higher-grade historical intersections were mostly unavailable for re-sampling.

Timmins Properties

On April 26, 2017, we completed the acquisition of Lexam. With this strategic acquisition, we added several assets including the Fuller, Davidson-Tisdale, Buffalo Ankerite, and Paymaster projects, bringing the potential for development expansion through exploration. Trade-off studies and evaluation work on the properties are currently in progress.  During the second quarter of 2018 we spent $0.1 million in exploration activities at the Timmins properties.

The total exploration budget for 2018 at the Black Fox mine and advanced-stage exploration projects and the Timmins properties is $16.2 million, from which we have spent $11.0 million during the first half of 2018.

Results of Operations—MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

The following table presents production totals, sales totals, total cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and six month periods ended June 30, 2018 and 2017, presented on a 100% basis. Also, included at the bottom of the table are certain production figures on a 49% attributable basis, representing our interest.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of ore mined	135	132	247	240
Average grade (gpt):
Gold	7.1	6.8	7.1	6.8
Silver	484	444	479	470
Tonnes of ore processed	142	135	264	250
Average grade (gpt):
Gold	6.3	6.7	6.3	6.6
Silver	400	418	407	436
Average recovery (%):
Gold	86.4	87.5	87.5	87.8
Silver	85.8	86.8	86.8	88.6
Gold ounces:
Produced	24.8	25.5	46.9	46.6
Sold	23.7	27.4	46.0	47.4
Silver ounces:
Produced	1,570	1,581	2,982	3,044
Sold	1,521	1,763	2,955	3,168
Gold equivalent ounces(1):
Produced	45.7	46.5	86.6	87.2
Sold	43.9	50.9	85.4	89.7
Net sales	$52,272	$60,835	$102,934	$109,178
Gross average realized price ($/ounce)(2):
Gold	$1,230	$1,244	$1,281	$1,248
Silver	$16.32	$16.38	$16.09	$17.18
London average price ($/ounce):
P.M. Fix Gold	$1,306	$1,257	$1,318	$1,238
Fix Silver	$16.54	$17.15	$16.66	$17.30
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	12.1	12.5	23.0	22.8
Silver	769	775	1,461	1,491
Gold equivalent(1)	22.4	22.8	42.4	42.7

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 41 for additional information, including definitions of these terms.

Gold and silver production

•

Gold production at the San José mine for the three months ended June 30, 2018 decreased by 3% from 25,463 ounces in 2017 to 24,774 ounces in 2018, while silver production decreased by 1% from 1,580,654 ounces in 2017 to 1,569,790 ounces in 2018. For the six months ended June 30, 2018, gold production increased by 1% from 46,618 ounces in 2017 to 46,859 ounces in 2018, while silver production decreased by 2% from 3,043,865 ounces in 2017 to 2,982,140 ounces. Using a silver to gold ratio of 75:1, the San José mine produced 45,705 and 86,621 gold equivalent ounces in the three and six months ended June 30, 2018, compared to 46,538 and 87,202 gold equivalent ounces in the same period of 2017.

•

The slight decrease in the number of ounces of gold and silver produced during three months ended June 30, 2018 was due to the 6% and 4% decrease in average grades of gold and silver processed in the second quarter, partially offset by a 5% increase in the number of tonnes processed during that time.  The decrease in the number of ounces of gold and silver produced during the six months ended June 30, 2018 was also due to 5% and 7% decrease in average grades of gold and silver processed, partly offset by a 6% increase in the number of tonnes processed in that period.

Gold and silver sales

•

For the three months ended June 30, 2018, net sales decreased by 14% to $52.3 million from $60.8 million for the same period in 2017, due to a 14% lower number of gold and silver ounces sold in the quarter of 2018, coupled with a 1% decrease in the average realized price of gold; with no variance in the average realized price of silver, during the 2018 period.

•

For the six months ended June 30, 2018, net sales decreased by 6% to $102.9 million from $109.2 million as a result of a 3% and 7% decrease in the number of ounces of gold and silver sold in the six month period of 2018, respectively, coupled with a 6% decrease in the average realized price of silver; partly offset by a 3% increase in average realized prices of gold, during the period.

•

The number of ounces of gold and silver sold decreased 14% in the three months ended June 30, 2018, from 27,409 ounces of gold and 1,763,050 ounces of silver in 2017 to 23,660 ounces and 1,520,793 ounces in 2018. Sales of gold and silver decreased 3% and 7% respectively for the six months ended June 30, 2018, from 47,432 ounces of gold and 3,167,833 ounces of silver in 2017 to 45,996 ounces of gold and 2,954,735 ounces of silver in 2018.  The higher number of gold and silver ounces sold increased in the second quarter of 2017 as a result of the resolution of port delays that caused March 2017 doré shipments to be shipped in April 2017.

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

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$35,402	$46,874	$74,123	$82,344
All‑in sustaining costs(1)	46,808	56,115	94,411	101,269

San José mine - 49% basis
Total cash costs(1)	$17,347	$22,968	$36,321	$40,349
Total cash costs per ounce sold ($/ounce)(1):
Gold	$815	$934	$901	$914
Silver	$10.59	$12.07	$11.06	$12.31
Gold equivalent(2)	$806	$921	$868	$918
All‑in sustaining costs(1)	$22,936	$27,496	$46,262	$49,622
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,137	$1,118	$1,186	$1,124
Silver	$14.78	$14.45	$14.56	$15.14
Gold equivalent(2)	$1,065	$1,102	$1,106	$1,129
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 41 for additional information, including definitions of these terms.
(2)	Silver production is presented as a gold equivalent. Gold equivalent ounces calculations are based on prevailing spot prices at the beginning of the year.

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC in the second quarter of 2018 decreased by 12% to $806 from $921 in the same period of 2017.  On an aggregate basis, total cash costs also decreased to $35.4 million in 2018 from $46.9 million in the second quarter of 2017.  Total cash costs decreased due to lower commercial discounts, refining, smelting and transportation costs and general and administrative expenses, coupled with the lower number of gold equivalent ounces sold in the 2018 period, compared to 2017.  The decrease in total cash costs was also the result of the strong devaluation of the Argentina peso against the U.S. dollar, which was partly offset by the increase in inflation during the quarter.

For the six months ended June 30, 2018, on a 100% basis, total cash costs per gold equivalent ounce sold by MSC decreased by 5% to $868 from $918 in the six months period of 2017.  On an aggregate basis, total cash costs decreased by 10% to $74.1 million in the six months ended June 30, 2018, from $82.3 million during the six months period in 2017.  The decrease in total cash costs was due to lower commercial discounts, refining, smelting and transportation costs and general and administrative expenses, coupled with the lower number of gold equivalent ounces sold. In addition, during the six months of 2018, MSC sold a fewer number of gold equivalent ounces, which also contributed to the decrease in cost, when compared to 2017.

For the quarter ended June 30, 2018, on a per ounce basis, all-in sustaining costs decreased 3% to $1,065 per gold equivalent ounce in the 2018 period, compared to $1,102 per gold equivalent ounce in the same period in 2017, based on a silver to gold ratio of 75:1 for both periods.  On an aggregate basis, all-in sustaining costs decreased 17% from $56.1 million to $46.8 million, due to lower production costs outlined above, and exploration expenses,  which were partly offset by the increase in capital expenditures and underground mine development expenses incurred in the quarter.  The net impact of the strong devaluation of the Argentina peso against the U.S. dollar, offset by the high inflation noted in the period also contributed to the decrease in all-in sustaining costs.

For the six months ended June 30, 2018, on a per ounce basis, all-in sustaining costs also decreased to $1,106 per gold equivalent ounce, compared to $1,129 per gold equivalent ounce in the same period in 2017. On an aggregate basis, all-in sustaining costs decreased from $101.3 million to $94.4 million on 2018, due to lower exploration and capital expenditures, coupled with the lower number of ounces sold in 2018, compared to the 2017 period.

MSC Dividend Distribution (49%)

During the three and six months ended June 30, 2018, we received $2.4 million and $7.3 million in dividends from MSC, compared to $2.4 million and $4.9 million in dividends received during the same period in 2017.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Results of Operations – U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar project (“Gold Bar”), a development-stage property located in Nevada, U.S., and other early stage exploration properties. During the three and six months ended June 30, 2018, we spent $1.2 million and $3.2 million on mine site exploration activities at Gold Bar including drilling, field mapping and other geochemical reconnaissance work.  These compare to the $0.4 million and $0.9 million spent in the three and six months period of 2017.

Development-stage Property – Gold Bar

Gold Bar is located primarily on public lands managed by the Bureau of Land Management (“BLM”). The Company received the signed Record of Decision (“ROD”) on the final Gold Bar EIS on November 8, 2017. Construction at Gold Bar began immediately and is on schedule for year-end completion, with production expected in the first quarter of 2019.

Construction activities at Gold Bar during the three months ended June 30, 2018 focused on the heap leach pad, installation of the crushing and process facility, as well as site wide electrical and water utilities. All major equipment and bulk materials are either on site or purchased. Engineering for the project is complete and approximately 90% of contracts are awarded. Construction is advancing on schedule for completion by the end of 2018, targeting commercial production in first quarter of 2019. Year to date, we have capitalized to construction in progress $18.2 million and $27.0 million for the three and six months ended June 30, 2018, respectively. Cumulative to date we have capitalized $33.0 million of construction costs. During the first three years of operation beginning in 2019, Gold Bar is projected to produce approximately 55,000, 74,000 and 68,000 ounces of gold respectively.

An updated Feasibility Study (“FS”) was completed during the quarter and announced on February 15, 2018.  The complete FS is available electronically at our website at www.mcewenmining.com.

Results of Operations—Los Azules Segment

During the third quarter of 2017, we completed a Preliminary Economic Assessment (“PEA”) for our Los Azules project, results of which were announced on September 7, 2017. The complete PEA is available electronically at our website at www.mcewenmining.com.

For the 2017-2018 exploration season at Los Azules, we have budgeted $6.7 million, of which we spent $5.9 million during the second quarter of 2018.  The activities performed were mainly technical site investigations and environmental base line monitoring work, to advance permitting efforts.

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

The non-GAAP measures Earning from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, Average Realized Prices, and Cash, Investments and Precious Metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our Earnings from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, and Average Realized Prices related to our wholly-owned El Gallo 1 and Black Fox mines and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Note 5 to our Consolidated Financial Statements. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the joint venture operating agreement governing MSC and varies depending on factors including the profitability of the operations. We provide the Non-GAAP measures because we believe they assist investors and analysts in evaluating our operations, production costs applicable to sales and sales revenue, including both our wholly-owned property and our interest in the

San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

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

The following table presents a reconciliation of Earnings from Mining Operations to Gold and sales and Production costs applicable to sales, which are GAAP financial measures.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
El Gallo 1 earnings from mining operations
Gold and silver sales	$14,381	$15,110	$39,798	$29,943
Production costs applicable to sales	(8,821)	(8,560)	(22,429)	(15,544)
Depreciation of mining related assets	(102)	(292)	(305)	(444)
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	573	532	1,405	1,065
El Gallo 1 earnings from mining operations	6,031	6,790	1,405	1,065

Black Fox earnings from mining operations
Gold and silver sales, including stream	$19,425	$—	$35,049	$—
Production costs applicable to sales	(15,435)	—	(28,221)	—
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	205	—	501	—
Black Fox earnings from mining operations	4,195	—	7,329	—

San José earnings from mining operations (49% basis)
Net sales	$25,613	$29,809	$50,438	$53,497
Production costs applicable to sales	(21,239)	(25,683)	(42,539)	(43,666)
San José earnings from mining operations	4,374	4,126	7,899	9,831

Total Cash Costs and All‑In Sustaining Costs

The terms total cash costs, total cash cost per ounce, all‑in sustaining costs, and all‑in sustaining cost per ounce used in this report are non‑GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis (San José, Black Fox and El Gallo 1), and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, we exclude the share of gold or silver production attributable to the controlling interest.

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

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 55% of the value of the sales in the six months ended June 30, 2018 was derived from gold and 45% was derived from silver, which compared to 52% and 48%, respectively, for the same period in 2017.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounces and per ounce)
El Gallo 1 cash costs
Production costs applicable to sales	$8,821	$8,560	$22,429	$15,544
Less: Depreciation	(573)	(532)	(1,405)	(1,065)
On‑site general and administrative expenses	386	461	770	846
Property holding costs	—	—	12	10
Total cash costs, El Gallo 1	$8,634	$8,489	$21,806	$15,335
Gold equivalent ounces sold:	11,027	12,017	30,100	24,163
El Gallo 1 cash costs per gold equivalent ounce sold	$783	$706	$724	$635

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounces and per ounce)
Black Fox mine cash costs
Production costs applicable to sales	$15,435	$—	$28,221	$—
Less: Depreciation	(3,526)	—	(5,784)	—
Property holding costs	72	—	95	—
Total cash costs, Black Fox 1 mine	$11,981	$—	$22,532	$—
Gold equivalent ounces sold, including stream:	15,543	—	27,966	—
Black Fox mine cash costs per gold equivalent ounce sold	$771	$—	$806	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounces and per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$21,239	$25,683	$42,539	$43,666
Less: Operating site reclamation accretion and amortization	(152)	(165)	(283)	(303)
Depreciation	(5,967)	(5,852)	(10,887)	(9,870)
On‑site general and administrative expenses	749	1,045	1,757	2,157
Refining, smelting, and transportation	335	840	691	1,624
Commercial discounts	1,110	1,382	2,444	2,987
Community costs related to current operations	33	35	60	88
Total cash costs, San José mine	$17,347	$22,968	$36,321	$40,349
McEwen's share of San José mine gold equivalent ounces sold	21,530	24,949	41,843	43,938
Total cash costs, San José mine, per gold equivalent ounce sold	$806	$921	$868	$918

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounces and per ounce)
El Gallo 1 all-in sustaining costs
Total cash costs	$8,634	$8,489	$21,806	$15,335
Operating site reclamation accretion and amortization	87	82	173	163
On‑site exploration expenses	278	1,022	1,256	1,930
Capitalised expenditures (sustaining)	—	535	129	812
All‑in sustaining costs, El Gallo 1	$8,999	$10,128	$23,364	$18,240
Gold equivalent ounces sold	11,027	12,017	30,100	24,163
El Gallo 1 all-in sustaining cost per gold equivalent ounce sold	816	843	776	755

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounces and per ounce)
Black Fox mine all-in sustaining costs
Total cash costs	$11,981	$—	$22,532	$—
Operating site reclamation accretion and amortization	150	—	306	—
On‑site exploration expenses	962	—	1,250	—
Capitalised underground mine development (sustaining)	3,072	—	6,722	—
Capital expenditures (sustaining)	254	—	363	—
All‑in sustaining costs, Black Fox mine	$16,419	$—	$31,173	$—
Gold equivalent ounces sold, including stream	15,543	—	27,966	—
Black Fox mine all-in sustaining cost per gold equivalent ounce sold	1,056	—	1,115	—

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounces and per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$17,347	$22,968	$36,321	$40,349
Operating site reclamation accretion and amortization	152	165	283	303
On-site exploration expenses	624	960	1,222	1,567
Capitalised underground mine development (sustaining)	3,118	2,844	5,682	5,861
Less: depreciation	(253)	(359)	(426)	(659)
Capital expenditures (sustaining)	1,948	918	3,180	2,201
All‑in sustaining costs	$22,936	$27,496	$46,262	$49,622
McEwen's share of San José mine gold equivalent ounces sold	21,530	24,949	41,843	43,938
San José mine all-in sustaining cost per gold equivalent ounce sold	$1,065	$1,102	$1,106	$1,129

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Gold equivalent ounces sold at El Gallo 1	11,027	12,017	30,100	24,163
Gold equivalent ounces sold at Black Fox mine	15,543	—	27,966	—
McEwen’s share of MSC gold equivalent ounces sold	21,529	24,949	41,843	43,938
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	48,099	36,966	99,909	68,101
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounce and per ounce figures)
El Gallo 1 average realized prices
Gold sales	$14,349	$15,024	$39,653	$29,664
Silver sales	32	86	145	279
Gold and silver sales	$14,381	$15,110	$39,798	$29,943
Gold ounces sold	11,000	11,950	29,984	23,950
Silver ounces sold	2,000	5,000	8,734	16,000
Gold equivalent ounces sold	11,027	12,017	30,100	24,163
Average realized price per gold ounce sold	$1,304	$1,257	$1,322	$1,239
Average realized price per silver ounce sold	$16.13	$17.20	$16.59	$17.44
Average realized price per gold equivalent ounce sold	$1,304	$1,257	$1,322	$1,239

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounce and per ounce figures)
Black Fox mine average realized prices
Gold sales, excluding stream	$18,765	$—	$33,787	$—
Gold sales, stream	660	—	1,263	—
Silver sales	—	—	—	—
Gold and silver sales, including stream	$19,425	$—	$35,049	$—
Gold ounces sold, before stream	14,320	—	25,617	—
Gold ounces sold, stream	1,223	—	2,349	—
Gold ounces sold, including stream	15,543	—	27,966	—
Silver ounces sold	—	—	—	—
Gold equivalent ounces sold, excluding stream	14,320	—	25,617	—
Gold equivalent ounces sold, including stream	15,543	—	27,966	—
Average realized price per gold ounce sold, before stream	$1,310	$—	$1,319	$—
Average realized price per gold ounce sold, stream	$540	$—	$538	$—
Average realized price per gold ounce sold, including stream	$1,250	$—	$1,253	$—
Average realized price per silver ounce sold	$—	$—	$—	$—
Average realized price per gold equivalent ounce sold, before stream	$1,310	$—	$1,319	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$14,261	$16,712	$28,865	$29,007
Silver sales	12,161	14,152	23,299	26,667
Gold and silver sales	$26,422	$30,864	$52,164	$55,674
Gold ounces sold	11,594	13,430	22,538	23,242
Silver ounces sold	745,189	863,895	1,447,820	1,552,238
Gold equivalent ounces sold	21,529	24,949	41,843	43,938
Average realized price per gold ounce sold	$1,230	$1,244	$1,281	$1,248
Average realized price per silver ounce sold	$16.32	$16.38	$16.09	$17.18
Average realized price per gold equivalent ounce sold	$1,227	$1,237	$1,247	$1,267

Cash, investments and precious metals

The term “cash, investments and precious metals” used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, restricted cash, investments, receivables from sale of gold, and ounces of doré held in precious metals inventories, with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$16,028	$27,153
Restricted cash	3,621	10,000
Receivable from sale of gold	1,253	-
Investments	2,312	7,971
Precious Metals valued at market value	11,329	22,954
Total cash, investments and precious metals	$34,543	$68,078

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	June 30, 2018	December 31, 2017
	(in thousands, except ounces and per ounce)
Precious Metals (note 3 of the Consolidated Financial Statements)	$6,922	$12,902
Reconciliation of Precious Metals to Precious Metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	9,060	17,780
London P.M. Fix, per ounce	$1,250	$1,291
Precious Metals valued at market value	$11,329	$22,954

Commitments and Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of June 30, 2018, no liability has been recognized for our surety bonds of $35.6 million.

As of June 30, 2018, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward‑looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•

statements about our anticipated exploration results, costs and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties;

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

Foreign Currency Risk

In general, the depreciation of non-U.S. dollar currencies with respect to U.S. dollar has a positive effect on our costs and liabilities for projects outside the U.S. while it has a negative effect on our assets denominated in non-U.S. dollar currency. Although we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the six months ended June 30, 2018, the Argentine peso devalued 55% compared to the devaluation of 8% in the comparative 2017 period.

During the six months ended June 30, 2018, the Mexican peso depreciated by 1% against the US dollar, compared to the appreciation of 14% during 2017.

The Canadian dollar experienced a 5% devaluation against the U.S. dollar for the six months ended June 30, 2018, compared to a 3% appreciation in the comparable period of 2017.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2018, our VAT receivable balance was Mexican peso 96,962,512, equivalent to approximately $4.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of $0.1 million in the Statement of Operations.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $2.9 million (C$3.6 million) at June 30, 2018, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Statement of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices fluctuate widely from time to time. At June 30, 2018, we had no gold or silver sales subject to final pricing. Based on our revenues from gold and silver sales of $74.8 million for the six months ended June 30, 2018, a 10% change in the price of gold and silver would have had an impact of approximately $7.5 million on our revenues.

Silver and gold prices also have a material impact on MSC’s results of operations. MSC has embedded derivatives arising from the sale of concentrate and doré which were provisionally priced at the time the sale was recorded. Therefore, fluctuations in gold and silver prices could have a significant impact on MSC’s results of operations.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of June 30, 2018,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $4.9 million as at June 30, 2018.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2018, we have surety bonds of $35.6 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last three years and has now been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years which precede the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a highly inflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the US dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy, to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2018, we issued 178,321 shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The shares were issued to a single entity pursuant to the exemption from registration provided by Regulation S, Rule 901 et seq under the Securities Act.  The shares were issued to a non-U.S. Person, as defined in Regulation S, in exchange for mining properties acquired by us.  The shares were issued in an “offshore transaction”, as defined in Regulation S and we did not engage in any directed selling efforts.  The shares were issued with resale restrictions.

Item 5.  OTHER INFORMATION

We are filing as exhibits to this Quarterly Report on Form 10-Q the audited carve-out financial statements of the Black Fox Complex as of and for the year ended December 31, 2016 and unaudited carve-out financial statements as of and for the year ended December 31, 2015, and the accompanying notes thereto; the unaudited carve-out condensed financial statements of the Black Fox Complex as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016, and the accompanying notes thereto; and the related report of KPMG LLP dated December 15, 2017, each as previously filed on the Company’s Current Report on 8-K/A on December 15, 2017, to clarify incorporation by reference of such financial statements and report into the Company’s registration statement on Form S-3 (File No. 333-224476), which was declared effective on July 6, 2018.

Item 6.  EXHIBITS

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
99.1

Audited carve-out financial statements of the Black Fox Complex as of and for the year ended December 31, 2016 and unaudited carve-out financial statements as of and for the year ended December 31, 2015, and the accompanying notes thereto.

99.2	Unaudited carve-out condensed financial statements of the Black Fox Complex as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 and the accompanying notes thereto.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the six months ended June 30, 2018 and 2017, (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: July 31, 2018	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: July 31, 2018	By: Andrew Elinesky,
Senior Vice President and Chief Financial Officer