Form 10-Q/A
period 2018-06-30
McEwen Mining Inc.
filed 2018-08-02
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 31, 2018 (“Original Report”), to correct an arithmetical error in the Non-GAAP Financial Performance Measure “Earnings from Mining Operations”, contained within Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Specifically, the table reconciling Earnings from Mining Operations to Gold and Silver Sales and Production Costs Applicable to Sales, included on page 42 of the Original Report, described the total of El Gallo 1 earnings from mining operations, for the six months ended June 30, 2018 and 2017 as $1,405 and $1,065, respectively, when it should have stated the totals $18,469 and $15,020, respectively (in thousands).  Corrections have been made to the table included on page 42, to describe the corrected totals of El Gallo 1 earning from mining operations of $18,469 and $15,020, for the six months ended June 30, 2018 and 2017.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Report except as required to correct the error.  We have included the entire content of the report for convenience of the reader, except for certain exhibits filed with the Original Report.  Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Report and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Report, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Report, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC made subsequent to July 31, 2018.

i

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

The following table presents a reconciliation of Earnings from Mining Operations to Gold and Silver Sales and Production Costs Applicable to Sales, which are GAAP financial measures:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
El Gallo 1 earnings from mining operations
Gold and silver sales	$14,381	$15,110	$39,798	$29,943
Production costs applicable to sales	(8,821)	(8,560)	(22,429)	(15,544)
Depreciation of mining related assets	(102)	(292)	(305)	(444)
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	573	532	1,405	1,065
El Gallo 1 earnings from mining operations	6,031	6,790	18,469	15,020

Black Fox earnings from mining operations
Gold and silver sales, including stream	$19,425	$—	$35,049	$—
Production costs applicable to sales	(15,435)	—	(28,221)	—
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	205	—	501	—
Black Fox earnings from mining operations	4,195	—	7,329	—

San José earnings from mining operations (49% basis)
Net sales	$25,613	$29,809	$50,438	$53,497
Production costs applicable to sales	(21,239)	(25,683)	(42,539)	(43,666)
San José earnings from mining operations	4,374	4,126	7,899	9,831

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
99.1*

Audited carve-out financial statements of the Black Fox Complex as of and for the year ended December 31, 2016 and unaudited carve-out financial statements as of and for the year ended December 31, 2015, and the accompanying notes thereto.

99.2*	Unaudited carve-out condensed financial statements of the Black Fox Complex as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 and the accompanying notes thereto.
101*

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

*  Previously filed or furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Andrew Elinesky
Date: August 2, 2018	By: Andrew Elinesky,
Senior Vice President and Chief Financial Officer