Form 10-Q
period 2018-09-30
McEwen Mining Inc.
filed 2018-10-30
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 337,286,381 shares outstanding as of October 29, 2018.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE:
Gold and silver sales	$26,896	$13,430	$101,743	$43,373
Other revenue	—	—	617	—
	26,896	13,430	102,360	43,373
COSTS AND EXPENSES:
Production costs applicable to sales	20,320	8,649	70,970	24,193
Gross profit	6,576	4,781	31,390	19,180

OTHER OPERATING EXPENSES:
Mine development	1,505	1,382	2,595	3,217
Exploration	8,160	2,356	28,721	13,886
Property holding	1,975	1,979	3,575	3,590
General and administrative	4,576	4,734	15,577	13,105
Loss from investment in Minera Santa Cruz S.A. (note 5)	4,973	462	7,450	535
Depreciation	279	316	912	1,125
Revision of estimates and accretion of asset reclamation obligations (note 6)	314	320	896	541
Total other operating expenses	21,782	11,549	59,726	35,999
Operating loss	(15,206)	(6,768)	(28,336)	(16,819)

OTHER INCOME (EXPENSE):
Interest and other expense	(832)	(303)	(612)	(478)
(Loss) gain on sale of assets	—	—	(99)	11
(Loss) gain on sale of marketable equity securities (note 2)	—	—	(767)	840
Unrealized fair value loss on marketable securities (note 2)	(158)	—	(1,795)	—
Other-than-temporary impairment on marketable equity securities (note 2)	—	(356)	—	(356)
Unrealized gain (loss) on derivatives (note 2)	134	(933)	(731)	136
Foreign currency gain (loss)	1,159	(276)	3,568	799
Total other income (expense)	303	(1,868)	(436)	952
Loss before income and mining taxes	(14,903)	(8,636)	(28,772)	(15,867)
Income and mining tax recovery (note 7)	1,613	564	4,891	3,067
Net loss	(13,290)	(8,072)	(23,881)	(12,800)
OTHER COMPREHENSIVE LOSS:
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes (note 2)	—	—	—	(840)
Other-than-temporary impairment on marketable equity securities (note 2)	—	356	—	356
Unrealized (loss) gain on marketable equity securities, net of taxes	—	(1,573)	—	2,066
Comprehensive loss	$(13,290)	$(9,289)	$(23,881)	$(11,218)
Net loss per share (note 10):
Basic and Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.04)
Weighted average common shares outstanding (thousands) (note 10):
Basic and Diluted	337,100	314,077	337,083	307,445

Shareholders' distribution declared per common share (note 8)	$0.005	$0.005	$0.010	$0.010

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,839	$27,153
Investments (note 2)	3,162	7,971
Value added taxes receivable	2,751	5,250
Inventories (note 3)	27,806	31,951
Restricted cash (note 8 and note 16)	—	10,000
Other current assets	3,212	4,539
Total current assets	77,770	86,864
Mineral property interests, net (note 4)	301,704	293,437
Plant and equipment, mine development and construction in progress, net	101,037	51,046
Investment in Minera Santa Cruz S.A. (note 5)	133,254	150,064
Other assets (note 3 and note 14)	6,881	10,718
TOTAL ASSETS	$620,646	$592,129
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,608	$34,880
Flow-through share premium (note 8)	—	1,643
Current portion of capital lease liabilities (note 15)	1,039	470
Current portion of asset retirement obligation (note 6)	1,233	646
Total current liabilities	39,880	37,639
Asset retirement obligation, less current portion (note 6)	28,060	24,076
Deferred income and mining tax liability (note 7)	5,286	8,430
Capital lease liabilities, less current portion (note 15)	3,078	81
Long-term debt (note 18)	24,566	—
Long-term debt from related party (note 11 and note 18)	24,566	—
Other liabilities	554	630
Total liabilities	$125,990	$70,856

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 337,286 as of September 30, 2018 and 337,051 as of December 31, 2017 issued and outstanding (in thousands) (note 8)	1,445,143	1,447,879
Accumulated deficit	(950,487)	(929,606)
Accumulated other comprehensive income	—	3,000
Total shareholders’ equity	494,656	521,273
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$620,646	$592,129

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies, note 14.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

			Accumulated
			Other
	Common Stock and Additional Paid-in Capital		Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total

Balance, June 30, 2017	312,277	$1,397,780	$4,465	$(923,700)	$478,545
Stock-based compensation (note 9)	—	337	—	—	337
Sale of shares for cash (note 8)	20,700	39,397	—	—	39,397
Warrants issued in connection with the equity sale (note 8)	—	3,823	—	—	3,823
Return of capital distribution (note 8)	—	(1,561)	—	—	(1,561)
Other comprehensive (loss) (note 2)	—	—	(1,217)	—	(1,217)
Net loss	—	—	—	(8,072)	(8,072)
Balance, September 30, 2017	332,977	$1,439,776	$3,248	$(931,772)	$511,252

Balance, June 30, 2018	337,268	$1,447,026	$—	$(937,197)	$509,829
Stock-based compensation (note 9)	—	(214)	—	—	(214)
Exercise of stock options (note 8)	18	18	—	—	18
Shareholders' distribution (note 8)	—	(1,687)	—	—	(1,687)
Net loss	—	—	—	(13,290)	(13,290)
Balance, September 30, 2018	337,286	$1,445,143	$—	$(950,487)	$494,656

Balance, December 31, 2016	299,570	$1,360,345	$1,666	$(918,972)	$443,039
Stock-based compensation (note 9)	—	1,082	—	—	1,082
Shares issued in connection with the acquisition of Lexam VG Gold (note 8)	12,687	38,141	—	—	38,141
Sale of shares for cash (note 8)	20,700	39,397	—	—	39,397
Warrants issued in connection with the equity sale (note 8)	—	3,823	—	—	3,823
Shareholders' distribution (note 8)	—	(3,059)	—	—	(3,059)
Exercise of stock options (note 8)	20	47	—	—	47
Other comprehensive income (note 2)	—	—	1,582	—	1,582
Net loss	—	—	—	(12,800)	(12,800)
Balance, September 30, 2017	332,977	$1,439,776	$3,248	$(931,772)	$511,252

Balance, December 31, 2017	337,051	$1,447,879	$3,000	$(929,606)	$521,273
Adoption of ASU 2016-01 (note 2)	—	—	(3,000)	3,000	—
Balance, December 31, 2017	337,051	1,447,879	—	(926,606)	521,273
Stock-based compensation (note 9)	—	182	—	—	182
Exercise of stock options (note 8)	57	63	—	—	63
Shareholders' distribution (note 8)	—	(3,372)	—	—	(3,372)
Shares issued for acquisition of mineral property interests (note 8)	178	391	—	—	391
Net loss	—	—	—	(23,881)	(23,881)
Balance, September 30, 2018	337,286	$1,445,143	$—	$(950,487)	$494,656

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Cash paid to suppliers and employees	$(102,775)	$(59,903)
Cash flow from gold and silver sales	102,360	43,373
Interest paid	(695)	—
Interest received	276	112
Cash used in operating activities	(834)	(16,418)
Cash flows from investing activities:
Additions to mineral property interests	(8,971)	—
Additions to property and equipment (including construction in progress)	(44,257)	(944)
Investment in marketable equity securities (note 2)	(1,384)	—
Proceeds from sale of investments (note 2)	3,667	2,155
Return of investment received from Minera Santa Cruz S.A. (note 1 and note 5)	9,360	7,195
Acquisition of Lexam VG Gold, net of cash and cash equivalents acquired	—	(840)
Proceeds from disposal of property and equipment	—	33
Cash (used in) provided by investing activities	(41,585)	7,599
Cash flows from financing activities:
Shareholders' distribution (note 8)	(3,372)	(3,059)
Proceeds of the exercise of stock options (note 8)	63	47
Proceeds of loan from related party (note 11 and note 18)	25,000	—
Proceeds of loan (note 18)	25,000	—
Debt issuance costs and lender fees (note 18)	(908)	—
Principal repayments on capital leases (note 15)	(392)	—
Proceeds from equity issuance (note 8)	—	42,453
Proceeds from warrants issuance (note 8)	—	4,122
Share and warrant issuance costs (note 8)	—	(3,353)
Cash provided by financing activities	45,391	40,210
Effect of exchange rate change on cash and cash equivalents	763	131
Increase in cash, cash equivalents and restricted cash	3,735	31,522
Cash, cash equivalents and restricted cash, beginning of period	37,153	37,440
Cash, cash equivalents and restricted cash, end of period (note 16)	$40,888	$68,962

Reconciliation of net loss to cash used in operating activities:
Net loss	$(23,881)	$(12,800)
Adjustments to reconcile net (loss) from operating activities:
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	7,450	535
Other-than-temporary impairment on marketable equity securities (note 2)	—	356
Gain (loss) on disposal of fixed assets	99	(11)
Income and mining tax recovery (note 7)	(4,891)	(3,067)
Gain (loss) on sale of marketable securities (note 2)	1,795	(840)
Stock-based compensation (note 9)	182	1,082
Depreciation	6,839	1,125
Revision of estimates and accretion of asset reclamation obligations (note 6)	896	541
Adjustment to the asset retirement obligation estimate (note 6)	(411)	—
Amortization of mineral property interests and asset retirement obligations	5,437	1,513
Foreign exchange gain	(763)	(131)
Unrealized loss (gain) on derivative investments (note 2)	731	(136)
Change in non-cash working capital items:
Decrease (increase) in VAT taxes receivable, net of collection of $6,085 (2017 - $1,610)	2,498	(3,609)
Decrease (increase) in other assets related to operations	9,743	(4,361)
(Decrease) increase in liabilities related to operations	(6,558)	3,385
Cash used in operating activities	$(834)	$(16,418)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

The Company operates in Argentina, Mexico, Canada and the United States. It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. The Company also owns a 100% interest in the Black Fox gold mine in Timmins, Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Gold Bar gold project in Nevada, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa Mexico, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Timmins, Ontario, Canada.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income (“Statement of Operations”) for the three and nine months ended September 30, 2018 and 2017, the Consolidated Balance Sheets as at September 30, 2018 (unaudited) and December 31, 2017, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2018 and 2017, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows – Restricted Cash: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is required to reconcile the cash and cash equivalents on its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company early adopted the guidance within ASU 2016-18 as of December 31, 2017. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows, as these balances are included in the beginning and ending cash balances in the statements of cash flows; and (2) included within Note 16 is a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows. The flow-through share issuance (Note 8) gave rise to restricted cash as these funds could only be used to fund exploration activity in the Timmins region of Canada.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the third quarter ended September 30, 2018 the Company fulfilled its obligations as part of the flow-through share issuance and as a result does not hold any restricted cash as at September 30, 2018.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company has elected to utilize the Cumulative Earnings Approach to classify distributions from equity method investees. Based on the Cumulative Earnings Approach, if the inception-to-date distributions are greater than the inception to date earnings then, the cash flows from the equity method investee would be recognized as a return of investment within cash inflows from investing activities. In respect of the Company’s analysis of its equity accounted for investment in Minera Santa Cruz, the inception-to-date distributions are greater than the inception-to-date earnings for 2017 (including all interim periods) and for the nine months ended September 30, 2018. Therefore, distributions from Minera Santa Cruz have been recognized as a return of investment within cash flows from investing activities for the nine months ended September 30, 2018 and September 30, 2017.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

Revenue by operating segments is separately disclosed in Note 12 to the financial statements.

Compensation – Stock Compensation – Scope of Modification Accounting: In May 2017, the FASB issued ASU No. 2017-09 which provides clarity and reduces diversity in practice with respect to the modification of terms or conditions of a share-based payment award. The update to the standard was effective for the Company for fiscal years beginning after December 15, 2017, with early application permitted. The Company adopted the update as of January 1, 2018 and adoption did not have any impact on the consolidated financial statements or disclosures.

Business Combinations:  Definition of a business: In January 2017, the FASB issued ASU No. 2017-01 which changed the definition of a business to assist entities in evaluating when a set of transferred assets and activities is a business. The update to the standard was effective for the Company beginning after December 15, 2017, with early application permitted. The Company adopted the update as of January 1, 2018 and the adoption did not have any impact on the consolidated financial statements or disclosures.

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

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The update to the standard was adopted by the Company beginning January 1, 2018 using the modified retrospective transition method. The new guidance requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in operations. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity  securities were required to reclassify those amounts to beginning retained earnings in the year  of adoption. As a result, the Company has reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities is now reflected in the Statement of Operations in the Company’s net loss for the period. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period.

Recently Issued Accounting Pronouncements

Leases – Amendments: In February 2016, the FASB issued ASU 2016-02 “Leases (ASC 842)” which provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. There are three practical expedients for which an election must be made and the election must be applied to all leases, as follows:

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

The Company expects to elect to apply all of the practical expedients available. During the first quarter of 2018 the Company completed a preliminary analysis of the effect of the standard on its financial statements as well as a review of a select major contracts. Based on the Company’s preliminary analysis, it is not expected that the adoption of ASC 842 will result in significant changes to the financial statements. The Company anticipates that the adoption of the update for its leasing arrangements will (a) increase the Company’s recorded assets and liabilities, (b) increase related depreciation and amortization expense, (c) increase interest expense and (d) decrease lease/rental expenses. As of the release of these interim financial statements, the Company has developed a detailed implementation and transition plan including related internal controls, identified the population of contracts to be reviewed and determined the discount rate applicable to its leases. However, review of contracts is ongoing as well as continued analysis of the overall effect of the standard on its financial statements. A quantitative estimate of the effect cannot be reasonably made as of the date of this report.

In January 2018, the FASB issued ASU 2018-01. This update permits an entity to elect an optional transitional practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of ASC 842 that were not previously accounted for as leases under ASC 840. The Company intends to elect this transitional provision.

In July 2018, the FASB issued ASU 2018-11, this update permits an entity to elect an optional transitional practical expedient to continue to apply ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of ASC 842. Under this optional practical expedient, the Company will apply the transition provisions on January 1, 2019 (the date of adoption) rather than January 1, 2017 (the beginning of the earliest comparative period presented). Upon adoption of ASC 842, the Company will be required to recognize a cumulative-effect adjustment to the opening accumulated deficit balance in the year of adoption. The Company is currently evaluating ASU 2018-11.

Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies  will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available-for-sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update will result in earlier recognition of losses and impairments. The Company is currently evaluating ASU 2016-13.

Recognition and Measurement of Financial Assets and Financial Liabilities: In February 2018, the FASB issued ASU 2018-03, “Recognition and Measurement of Financial Assets and Financial Liabilties”. ASU 2018-03 clarifies the guidance in ASU 2016-01. ASU 2018-03 is effective for annual reporting periods beginning after December 15, 2017 and

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

interim reporting periods within those annual reporting periods beginning after June 15, 2018. Early adoption is permitted provided that ASU 2016-01 has already been adopted. The amendments should be applied retrospectively with a cumulative-effect adjustment applied at the effective date of ASU 2016-01. The guidance addresses six main improvement areas:

(1)	Equity Securities without a Readily Determinable Fair Value—Discontinuation;
(2)	Equity Securities without a Readily Determinable Fair Value—Adjustments;
(3)	Forward Contracts and Purchased Options;
(4)	Presentation Requirements for Certain Fair Value Option Liabilities;
(5)	Fair Value Option Liabilities Denominated in a Foreign Currency; and
(6)	Transition Guidance for Equity Securities without a Readily Determinable Fair Value.

The Company is currently evaluating the impact of ASU 2018-03.

Compensation – Stock Compensation: In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the update, companies will value nonemployee awards in a similar manner to employee awards under ASC 718. The update is effective for fiscal years beginning after December 15, 2018. The Company does not expect that the adoption of ASU 2018-07 will have a material impact on the Company’s financial statements or related disclosures.

Codification Improvements: In July 2018, the FASB issued ASU 2018-09 “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to various topics in the FASB’s Accounting Standards Codification, which applies to all reporting entitites within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting the applicable guidance, however it does not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-03 is effective for fiscal year beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

NOTE 2   INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. As at December 31, 2017, the Company classified the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”). The gains and losses for available-for-sale securities are not reported in Net (Loss) in the Statement of Operations until the securities are sold or if there is an other-than-temporary decline in fair value below cost.  In the three and nine months ending September 30, 2017, the Company recorded an other-than-temporary impairment (“OTTI”) of $0.4 million.

The Company adopted ASU 2016-01 as of January 1, 2018 and as a result has reclassified the accumulated OCI balance of $3.0 million related to marketable equity securities to beginning Accumulated Deficit (see Statement of Changes in Shareholders’ Equity). As a result of adoption of this guidance, the Company now recognizes changes in fair value of these

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

securities in the Statement of Operations. During the three and nine months ended September 30, 2018, the Company sold marketable equity securities for proceeds of $nil and $3.7 million respectively. The Company realized a loss of $0.8 million on the sale, which is included in the Statement of Operations. During the comparable period ended September 30, 2017, the Company sold $2.2 million of marketable equity securities resulting in a gain of $0.8 million. During the three and nine months ended September 30, 2018, the Company had an unrealized loss on equity securities in the amount of $0.2 million and $1.8 million respectively, which is included in the Statement of Operations.

The Company records warrants at fair value using the Black-Scholes option pricing model. As the warrants meet the definition of derivative instruments, unrealized gains or losses arising from their revaluation are recorded in the Statement of Operations. During the three and nine months ended September 30, 2018, the Company recorded an unrealized gain of $0.1 million and as unrealized loss of $0.7 million respectively (September 30, 2017 – $0.9 million loss and $0.1 million gain).

During the three months ended September 30, 2018, the Company participated in a private placement financing of a TSX.V listed company, Great Bear Resources Ltd. (“Great Bear”). The Company purchased 786,186 units at C$1.45 per unit for total investment of C$1.1 million or US$0.9 million. Each unit consists of one common share and one-half of one common share purchase warrant. The investment in Great Bear was classified as an equity investment with changes in fair value measured through operations. The intial cost basis allocated to common shares and warrants was allocated on a pro-rata fair value basis. The fair value of the warrants was derived using the Black-Scholes option pricing model.

The following is a summary of the balances as of September 30, 2018 and December 31, 2017:

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of September 30, 2018	(January 1)	period	period	(pre-tax)	Income	period
Marketable equity securities	$6,404	$1,887	$(3,667)	$—	$(1,795)	$2,829
Warrants	1,567	201	(704)	—	(731)	333
Investments	$7,971	$2,088	$(4,371)	$—	$(2,526)	$3,162

				Other	Statement of
	Opening	Additions	Disposals	Comprehensive	Operations	Fair Value
	balance	during	during	Income (Loss)	(Loss)	end of the
As of December 31, 2017	(January 1)	year	year	(pre-tax)	Income	year
Marketable equity securities	$6,749	$—	$(2,163)	$1,334	$484	$6,404
Warrants	1,794	—	—	—	(227)	1,567
Investments	$8,543	$—	$(2,163)	$1,334	$257	$7,971

As of September 30, 2018, the cost of the marketable equity securities and warrants was approximately $2.9 million (December 31, 2017 - $3.3 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3   INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Material on leach pads	$10,588	$9,188
In-process inventory	4,669	5,486
Stockpiles	634	1,168
Precious metals	8,520	12,902
Materials and supplies	3,395	3,207
Current Inventories	$27,806	$31,951

A portion of leach pad inventories at September 30, 2018 in the amount of $5.8 million (December 31, 2017 - $10.4 million) is expected to be recovered beyond twelve months, and has been included in other assets.

NOTE 4 MINERAL PROPERTY INTERESTS

The Company’s Mineral Property Interests include the El Gallo Project in Mexico, the Gold Bar project in Nevada, the Los Azules project in Argentina, the Black Fox mine and other properties in Timmins, Canada, and other properties located in Mexico and Nevada.

The Company conducts a review of potential triggering events for impairment on all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of these assets for impairment, in accordance with its accounting policy. During the nine months ended September, 2018, no such triggering events were identified with respect to the carrying values of the Company’s Nevada, Argentina, Mexico, or Timmins properties.

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

For the three and nine months ended September 30, 2018, the Company recorded $1.0 million and $3.1 million respectively (September 30, 2017 – $nil) of amortization expenses related to the Black Fox mine, which is included in Production Costs Applicable to Sales in the Statement of Operations.

While the El Gallo Project does not have proven and probable reserves compliant with SEC Industry Guide 7, the Company capitalized costs associated with the acquisition of the mineral property interests. These costs are being amortized using either the straight line or units-of-production method over the stated mine life. For the three and nine months ended September 30, 2018, the Company recorded $0.4 million and $1.8 million respectively (September 30, 2017 - $0.4 million and $1.5 million, respectively) of amortization expense related to the El Gallo Project, which is included in Production Costs Applicable to Sales in the Statement of Operations.

NOTE 5   INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not have control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investment in MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, are translated into U.S. GAAP

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

by MSC’s management. As such, the summarized financial data under this heading is presented in accordance with U.S. GAAP.

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $5.0 million for the three months ended and $7.5 million for the nine months ended September 30, 2018 (September 30, 2017 – loss of $0.5 million for both periods). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated liability.

During the period ended September 30, 2018, the Company did not identify any potential triggering events for impairment in relation to its investment in MSC, and consequently the Company did not record any impairment during the period.

During the three and nine months ended September 30, 2018, the Company received $2.1 million and $9.4 million in dividends from MSC respectively, compared to $2.3 million and $7.2 million during the same period in 2017.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2018 and year ended December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Investment in MSC, beginning of the period	$150,064	$162,320
Attributable net loss from MSC	(8,506)	(2,328)
Amortization of fair value increments	(7,135)	(9,632)
Income tax recovery	8,191	11,916
Distributions received	(9,360)	(12,212)
Investment in MSC, end of the period	$133,254	$150,064

A summary of the operating results from MSC for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Minera Santa Cruz S.A. (100%)
Net Sales	$47,814	$52,722	$150,748	$161,900
Cost of sales	(48,193)	(43,596)	(135,007)	(132,710)
Other operating expenses	(5,164)	(5,255)	(12,776)	(16,348)
Other expenses	(4,106)	(2,449)	(12,360)	(5,115)
Net (loss) income before tax	(9,649)	1,422	(9,395)	7,727
Current and deferred taxes	(889)	(715)	(7,965)	(3,765)
Net (loss) income	(10,538)	707	(17,360)	3,962

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$(5,164)	$346	$(8,506)	$1,941
Amortization of fair value increments	(2,538)	(2,469)	(7,135)	(6,967)
Income tax recovery	2,728	1,661	8,191	4,491
(Loss) from investment in MSC, net of amortization	$(4,973)	$(462)	$(7,450)	$(535)

As of September 30, 2018, MSC had current assets of $65.8 million, total assets of $347 million, current liabilities of $36.4 million and total liabilities of $75 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation, net of impairment charges. Excluding the fair value increments from the purchase price allocation, net of impairment charges, MSC had current assets of $65.7 million, total assets of $203.1 million, current liabilities of $36.4 million, and total liabilities of $63.6 million as at September 30, 2018.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 6 RECLAMATION OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the El Gallo Project in Mexico, and the Timmins properties in Canada.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Asset retirement obligation, beginning of the period	$24,722	$9,843
Settlements	(257)	(126)
Accretion of liability	896	635
Acquisitions and divestitures	—	11,803
Adjustment reflecting updated estimates	4,384	2,561
Foreign exchange revaluation	(452)	6
Asset retirement obligation, ending balance	$29,293	$24,722
Current portion	(1,233)	(646)
Non-current portion	$28,060	$24,076

The Company adjusted its estimated liability in relation to the Gold Bar project for disturbance caused up to September 30, 2018. The increase in the current portion of the reclamation obligation relates primarily to the Company ceasing mining activities in Mexico during the second quarter.

NOTE 7 INCOME AND MINING TAXES

The Company’s income tax expense differs from the amount computed by applying the U.S. federal and state statutory corporate income tax rate of 21% and 35%, for the nine months ended September 30, 2018 and 2017, respectively, to income before taxes primarily as a result of valuation allowances being applied to losses, changes in the deferred taxes associated with marketable securities and changes in deferred tax liabilities associated with mineral property interests. The deferred tax liability is also impacted by fluctuations in the foreign exchange rate between the Argentina peso and U.S. dollar.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of September 30, 2018, the Company had completed the accounting for tax effects corresponding to the 2017 tax year. Proposed regulations under Section 965 of the Internal Revenue Code, issued during the third quarter of 2018, limit the use of certain foreign tax credits to reduce the one-time transition tax. The Company’s foreign tax credits originating from MSC are captured under the proposed regulation changes. As a result of the proposed changes, the Company will report, in its 2017 tax return, $18.7 million of taxable income. The taxable income will be offset by the use of $18.7 million of net-operating losses. This will leave the Company with $149.4 million of cumulative US net-operating losses as at December 31, 2017.

The Company continues to apply the guidance in SAB 118 when accounting for the 2018 effects of the Act. At September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

The Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined which accounting policy will be adopted. At September 30, 2018, because the Company is still evaluating the GILTI provisions and analysis of future taxable income subject to GILTI, the Company has performed the GILTI calculation for the current year only, and has not provided additional GILTI on deferred items.

For the three and nine months ended September 30, 2018, the Company recorded an income tax recovery of $1.6 million and $4.9 million, respectively (September 30, 2017 – recovery of $0.6 million and $3.1 million, respectively) as a result of the devaluation of the Argentina pesos and the amortization of the flow-through premium. The recoveries were partially offset by the recognition of a mining tax liability in relation to the Black Fox mine. Mining and income tax recovery as at September 30, 2018 includes $0.3 million of current income tax expense.

NOTE 8   SHAREHOLDERS’ EQUITY

Stock options

During the nine months ended September 30, 2018, 57,199 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at the weighted average exercise price of $1.17 per share for proceeds of $0.1 million.  This compares to 20,000 shares of common stock issued upon exercise of stock options (at the weighted average exercise price of $2.34 per share for proceeds of $0.1 million) during the same period of 2017 under the Equity Incentive Plan.

Shareholders’ distributions

During the nine months ended September 30, 2018, the Company paid a semi-annual shareholders’ distribution of $0.01 (September 30, 2017 - $0.01) per share of common stock, for a total of $3.4 million (September 30, 2017 - $3.1 million).

Equity Issuances

On June 11, 2018, the Company issued 178,321 shares of common stock in exchange for the acquisition of mineral property interests adjacent to the Black Fox Complex.

On September 22, 2017, the Company issued 20,700,000 shares of common stock and 10,350,000 warrants in a public offering for net proceeds of $43.2 million, after deducting issuance costs of $3.4 million. Each share of common stock sold entitled the holder to receive one-half of a warrant, and each whole warrant entitled the holder to purchase one share of common stock at a price of $2.70. The warrants had an expiration date of September 28, 2018, after which the warrants had no value.

The Company concluded that both common stock and warrants are equity-linked financial instruments and should be accounted for permanently in the Shareholder’s Equity section of the Consolidated Balance Sheet, with no requirement to subsequently revalue any of the instruments. Based on the relative fair values, the Company allocated $39.4 million to common stock and $3.8 million to warrants, net of issuance costs. The Company used the Black-Scholes pricing model to determine the fair value of warrants using the following assumptions:

Risk-free interest rate	1.56%
Dividend yield	0.36%
Volatility factor of the expected market price of common stock	71%
Weighted-average expected life	53 weeks
Weighted-average grant date fair value	$0.40

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

All 10,350,000 warrants expired without exercise on September 28, 2018.

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

Flow-through shares

On December 19, 2017, the Company issued 4,000,000 flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) priced at $2.50 per share for total proceeds of $10 million. The purpose of the offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. Upon issuance, the Company recorded a liability for the flow-through premium received in the amount of $1.6 million, which was accounted for as a reduction to the proceeds of sale. The obligation was fulfilled when eligible expenditures were  incurred. As at September 30, 2018, the Company reduced the flow-through premium by $1.6 million to $nil to reflect the effect of the cost incurred to date. The reduction of the flow-through premium was recognized in operations and mining tax recovery on the statement of operations.

The proceeds of the flow-through shares offering were shown as Restricted cash on the Consolidated Balance Sheet at December 31, 2017. During the nine months ended September 30, 2018, the Company fulfilled its spending obligations pursuant to the flow-through shares and consequently reduced the corresponding restricted cash to $nil.

NOTE 9   STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2018, the Company recorded stock option expense recovery of $0.2 million and expense of $0.2 million respectively. The recovery is a result of the cancellation of unvested stock options pertaining to former employees. This compares to a stock option expense of $0.3 million and $1.1 million or the three and nine months ended September 30, 2017, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 10   NET (LOSS) PER SHARE

Basic net (loss) per share is computed by dividing the net (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares outstanding is increased to reflect all dilutive instruments.

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(amounts in thousands, except net income per share)
Net loss	$(13,290)	$(8,072)	$(23,881)	$(12,800)

Weighted average common shares outstanding:	337,100	314,077	337,083	307,445
Diluted shares outstanding:	337,100	314,077	337,083	307,445

Net loss per share:
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.04)

For the three and nine month periods ended September 30, 2018 and 2017, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 11   RELATED PARTY TRANSACTIONS

The Company recorded the following expense (income) in respect to the related parties outlined below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Lexam L.P.	$28	$—	$59	$90
Lexam VG Gold	—	—	—	(33)
Noblegen Inc.	7	40	26	40
REVlaw	50	86	135	169

The Company has the following outstanding accounts payable (receivable) balance in respect to the related parties outlined below:

	September 30, 2018	December 31, 2017
Lexam L.P.	$13	$—
Noblegen Inc.	8	—
REVlaw	84	17
Inventus	—	(36)

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

September 30, 2018

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

Mr. McEwen is also a significant shareholder of Inventus Mining Corp. (“Inventus”). Stefan Spears, who provides consulting services to the Company on Special Projects, is the CEO and Chairman of Inventus. In his capacity of providing consulting services on Special Projects, he provides consulting services to the Company in areas unrelated to Inventus. The Company provides custom milling services to Inventus which are in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen is also a lender in the $50 million senior secured 3-year term loan facility (“Term Loan”). That affiliate participated as a lender for $25 million of the total $50 million term loan. During the three and nine months ended September 30, 2018, the Company paid $0.4 million in interest to this affiliate. See Note 18 Debt.

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

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

						Total
						Segment
Three months ended September 30, 2018	Mexico	MSC	Los Azules	USA	Canada	Income (Loss)
Gold and silver sales	$15,501	$—	$—	$—	$11,395	$26,896
Production costs applicable to sales	(8,452)	—	—	—	(11,868)	(20,320)
Mine development costs	(1,505)	—	—	—	—	(1,505)
Exploration costs	(296)	—	(429)	(1,039)	(6,396)	(8,160)
Property holding costs	(1,001)	—	(27)	(908)	(39)	(1,975)
General and administrative expenses	(709)	—	(84)	(1,630)	39	(2,384)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(4,973)	—	—	—	(4,973)
Segment income (loss)	$3,538	$(4,973)	$(540)	$(3,577)	$(6,869)	$(12,421)
Corporate and other
General and administrative expenses						(2,192)
Depreciation						(279)
Revision of estimates and accretion of reclamation obligations						(314)
Interest and other expense						(832)
Unrealized fair value loss on marketable securities						(158)
Unrealized gain on derivatives						134
Foreign currency gain						1,159
Net loss before income taxes						$(14,903)

Nine months ended September 30, 2018	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$55,299	$—	$—	$—	$46,444	$101,743
Other revenue	—	—	—	—	617	617
Production costs applicable to sales	(30,881)	—	—	—	(40,089)	(70,970)
Mine development costs	(2,595)	—	—	—	—	(2,595)
Exploration costs	(1,596)	—	(5,507)	(4,190)	(17,428)	(28,721)
Property holding costs	(2,191)	—	(67)	(1,183)	(134)	(3,575)
General and administrative expenses	(2,338)	—	(832)	(3,988)	(101)	(7,259)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(7,450)	—	—	—	(7,450)
Segment income (loss)	$15,698	$(7,450)	$(6,406)	$(9,361)	$(10,691)	$(18,210)
Corporate and other
General and administrative expenses						$(8,318)
Revision of estimates and accretion of reclamation obligations						(896)
Depreciation						(912)
Interest and other expense						(612)
(Loss) on sale of assets						(99)
Loss on sale of marketable equity securities						(767)
Unrealized fair value loss on marketable equity securities						(1,795)
Unrealized loss on derivatives						(731)
Foreign currency gain						3,568
Net loss before income and mining taxes						$(28,772)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended September 30, 2017	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$13,430	$—	$—	$—	$—	$13,430
Production costs applicable to sales	(8,649)	—	—	—	—	(8,649)
Mine development costs	(273)	—	—	(1,109)	—	(1,382)
Exploration costs	(1,149)	—	(365)	(556)	(137)	(2,207)
Property holding costs	(1,044)	—	—	(935)	—	(1,979)
General and administrative expenses	(715)	—	(320)	(441)	(32)	(1,508)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(462)	—	—	—	(462)
Segment income (loss)	$1,600	$(462)	$(685)	$(3,041)	$(169)	$(2,757)
Corporate and other
Other exploration costs						$(149)
General and administrative expenses						(3,226)
Depreciation						(316)
Revision of estimates and accretion of reclamation obligations						(320)
Interest and other income						(303)
Other-than-temporary impairment on marketable equity securities						(356)
Unrealized loss on derivatives						(933)
Foreign currency loss						(276)
Net loss before income and mining taxes						$(8,636)

Nine months ended September 30, 2017	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$43,373	$—	$—	$—	$—	$43,373
Production costs applicable to sales	(24,193)	—	—	—	—	(24,193)
Mine development costs	(605)	—	—	(2,612)	—	(3,217)
Exploration costs	(4,201)	—	(7,507)	(1,487)	(267)	(13,462)
Property holding costs	(2,089)	—	(48)	(1,453)	—	(3,590)
General and administrative expenses	(2,594)	—	(949)	(1,226)	(58)	(4,827)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(535)	—	—	—	(535)
Segment income (loss)	$9,691	$(535)	$(8,504)	(6,778)	$(325)	$(6,451)
Corporate and other
Other exploration costs						$(424)
General and administrative expenses						(8,278)
Depreciation						(1,125)
Revision of estimates and accretion of reclamation obligations						(541)
Interest and other expense						(478)
Gain on sale of assets						11
Gain on sale of marketable securities						840
Unrealized gain on derivatives						136
Other-than-temporary impairment on marketable equity securities						(356)
Foreign currency gain						799
Net loss before income and mining taxes						$(15,867)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

The following tables show the Company’s long-lived assets and revenues based on its geographic region:

	Long-lived Assets as at
	September 30,	December 31,
	2018	2017
Canada	$85,903	$85,179
Mexico	28,361	35,446
USA(2)	103,868	43,086
Argentina(3)	324,744	341,554
Total consolidated	$542,876	$505,265

	Revenue(1)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Canada	$11,395	$—	$47,061	$—
Mexico	$15,501	$13,430	$55,299	$43,373
Total consolidated	$26,896	$13,430	$102,360	$43,373

(1)	Presented based on the location from which the product originated.
(2)

The USA segment includes construction in progress of $61.5 million related to the Gold Bar mine construction. Of the $61.5 million, $28.5 million and $54.9  million was incurred in the three and nine months ended September 30, 2018. The balance of the construction in progress is expected to increase throughout the year 2018 until the Gold Bar mine is placed into operation.

(3)	Includes Investment in MSC of $133.3 million as of September 30, 2018 (December 31, 2017 - $151.0 million).

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

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Assets and liabilities measured at fair value on a recurring basis

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$3,162	$2,829	$333	$—
Total	$3,162	$2,829	$333	$—

	Fair Value as at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$7,971	$6,404	$1,567	$—
Total	$7,971	$6,404	$1,567	$—

The Company's investments include marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

Furthermore, as noted in Note 2, Investments,  the Company’s investments also included warrants to purchase common stock of certain extractive industry companies. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy. The main inputs used in the valuation of the warrants are volatility, interest rate, dividend yield and exercise price of the instruments.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 14   COMMITMENTS AND CONTINGENCIES

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. Pursuant to the requirements imposed by United States Bureau of Land Management (“BLM”), the Company has Nevada bonding obligations of $19.9 million which primarily pertains to the Tonkin property and the Gold Bar property reclamation requirements. Under Canadian regulations, the Company has bonding obligations of $15.9 million (C$20.6 million) with respect to the Black Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Timmins properties acquired from Lexam. Under current Mexican regulations, bonding of projected reclamation costs is not required.

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

September 30, 2018

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

In connection with the Black Fox acquisition in 2017, as described in Note 17 Acquisitions, the Company extended its existing $20.0 million surety facility to include the necessary bonding to satisfy the Black Fox closure plan. The terms of the credit facility remain the same, with no requirement for an initial deposit and an annual financing fee of 2%. Black Fox has bonding requirements of $15.9 million (C$20.6 million).

Flow-Through Common Shares

The Company raised $10.0 million (C$12.9 million) during 2017 on a Canadian flow-through tax basis. The Company is required to spend this amount on Canadian Exploration Expenditures and renounce the associated tax benefit before December 31, 2018. The Company has met this commitment, no further commitment remains as at September 30, 2018.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, if any, from certain claims. The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $539 per ounce (with inflation adjustments of up to 2% per year) until 2090. The Company records revenue on these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2018, the Company recorded revenue of $0.5 million and $1.8 million (September 30, 2017 - $nil).

Short-term Bank Indebtedness

As of September 30 , 2018, the Company has no bank indebtedness (December 31, 2017 - $nil).

On November 30, 2017, Compañia Minera Pangea, S.A. de C.V. (“CMP”), a wholly-owned subsidiary of the Company, executed a line of credit agreement with Banco Nacional de Comercio Exterior, S.N.C., a Mexican federal development banking institution (“Bancomext”). The line of credit allows CMP to borrow up to $120,000,000 Mexican pesos (approximately $6.4 million based on a market exchange rate of 18.7 Mexican pesos to 1 US dollar, as published by Bloomberg on September 30, 2018). Borrowing under the Line of Credit will be available for one (1) year from November 30, 2017.  Additional details regarding the line of credit were disclosed within the Company’s Form 10-K filed on February 21, 2018. As of September 30, 2018, no funds had been drawn on the line of credit.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Long-term debt

During the three months ended September 30, 2018, the Company closed on a $50 million term loan that must be used to finance Gold Bar construction and other general corporate purposes. The full amount of the term loan was drawn down in the three months ended September 30, 2018, see Note 11 and Note 18 for details.

NOTE 15   CAPITAL LEASES

The Company’s capital lease obligations consists of equipment and the Black Fox phone system acquired  during the normal course of operations. The details of the obligations are as follows:

			September 30,	December 31,
	Interest Rates	Maturities	2018	2017
Capital lease obligations	4.74 -10.97%	2018 - 2023	$4,117	$551
Less current portion			1,039	470
Long-term capital lease obligations			$3,078	$81

The Company has the following principal payment requirements under its capital leases, 2019 - $1.0 million, 2020 - $1.0 million, 2021 - $1.0 million and 2022 and beyond - $1.4 million.

NOTE 16   RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$40,839	$27,153
Restricted cash	—	10,000
Restricted cash included in other long-term assets	49	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$40,888	$37,153

Amounts included in restricted cash represent the remaining proceeds from the sale of flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) as described in Note 8 Shareholders’ Equity. The proceeds are required by the Income Tax Act (Canada) to be used as payment for generative exploration activities at the Company’s Canadian properties. The entire proceeds are to be utilized to fund exploration activities during 2018, at which point the restriction will lapse. As of September 30, 2018, the entire proceeds had been spent and no restriction remains. Restricted cash included in other long-term assets relates to reclamation bonding obligations in relation to the Company’s Lexam properties in Timmins, Canada.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

Fair value measurements of assets acquired and liabilities assumed were made during the fourth quarter of 2017. The Company has finalized its analysis of the fair value of the assets and liabilities as of the closing date of the transaction. There were no changes to the fair value measurements disclosed in the fourth quarter of 2017.

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

NOTE 18 DEBT

On August 10, 2018, the Company closed a $50 million senior secured 3-year term loan facility with Royal Capital Management Corp. (“RoyCap”) and the lenders party thereto (“Lenders”), with RoyCap acting as agent for the Lenders. An affiliate of Robert McEwen, Chairman and Chief Executive Officer and the beneficial owner of 24% of the Company’s common stock, advanced $25 million of the $50 million total term loan. The proceeds of the Term Loan must be used to complete construction of the Gold Bar Mine in Nevada and for general corporate purposes.

The principal amount of the Term Loan bears interest at 9.75% per annum with interest due monthly. Principal repayments are scheduled to be made in twelve equal monthly installments of $2 million each during the third year, with the remaining balance due on maturity on the three year anniversary date of the loan. The Term Loan can be retired in full or in part

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

anytime during the first two years upon payment of the principal and accrued interest plus a fee linked to the remaining life of the Term Loan, and during the third year upon payment of the remaining principal and accrued interest plus a fee equal to 3% of the remaining principal. The Company incurred $0.3 million in lender fees and $0.6 million in debt issuance costs, which have been included in the carrying amount of the Term Loan. The Term Loan is valued at discounted present value and interest is recognized based on the effective interest method. The debt issuance costs and lender fees are also amortized based on the effective interest method, which results in an effective interest rate that is higher than the stated rate of 9.75%. Over the term of the loan, the book value will increase as a greater amount of debt issuance costs and lender fees are amortized. Scheduled minimum debt repayments are $nil in 2018, $nil in 2019, $10 million in 2020 and $40 million in 2021.

The Company has paid $0.7 million in interest during the three months ended September 30, 2018. The scheduled minimum interest payments are $1.9 million in 2018, $4.9 million in 2019, $4.8 million in 2020 and $2.0 million in 2021.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of October 30, 2018, for the foreseeable future. It also analyzes our financial condition at September 30, 2018 and compares it to our financial condition at December 31, 2017. Finally, the discussion analyzes our results of operations for the three and nine months ended September 30, 2018 and compares those to the results for the three and nine months ended September 30, 2017. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations, total cash costs, total cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and cash, investments, and precious metals, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 44.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979. Since inception, we have been engaged in the exploration for, development of, production and sale of gold, silver, and copper. Robert R. McEwen, our Chairman and CEO, made his initial investment in our company in July 2005. We operate in Argentina, Mexico, Canada and the United States. We own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. We also own a 100% interest in the Black Fox gold mine in Timmins, Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Gold Bar gold project in Nevada, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa Mexico, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Timmins, Ontario, Canada.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018.  Where comparative results for mining operations are presented for prior periods, we continue to use the term “El Gallo Mine.”  We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap-leaching that is taking place at the formerly-producing mine.

Operating and Financial Highlights

Highlights for the third quarter of 2018 include:

•

Construction at Gold Bar continues and remains on schedule for completion by the end of 2018.  Activities during the quarter ended September 30, 2018 focused on completion of the heap leach pad, crushing and conveying, and advancing the gold process facility. All major equipment and bulk materials are either on site or purchased.

•

Our consolidated production was 43,742 gold equivalent ounces, 11,618 gold equivalent ounces were produced by the Black Fox mine; and 21,676 gold equivalent ounces were produced by the San Jose mine (on a 49% attributable basis) and 10,448 gold equivalent ounces were recovered as a result of residual heap leaching at the El Gallo Project.

•

Our consolidated gold and silver sales were $26.9 million, comprised of $11.4 million from the sale of 9,845 gold equivalent ounces by the Black Fox mine and $15.5 million from the sale of 12,750 gold equivalent ounces by the El Gallo Project.

•

We realized average prices $1,220 per ounce of gold sold by the Black Fox mine, excluding our stream settlement with regard to production from Black Fox and $1,216 per ounce of gold sold by the El Gallo Project.

•	El Gallo Project realized total cash costs of $671 and all-in sustaining costs of $696 per gold equivalent ounce.
•	The Black Fox mine realized total cash costs of $932 and all-in sustaining costs of $1,285 per gold equivalent ounce.
•	The San José mine realized total cash costs of $856 and all-in sustaining costs of $1,028 per gold equivalent ounce.
•	We realized a net loss of $5.0 million from our investment in MSC, and received $2.1 million in dividends.
•	We reported gross profit of $6.6 million, and a net loss of $13.3 million, or $0.04 per share for the quarter.

As of September 30, 2018, we reported $54.0 million in cash, investments and precious metals valued at the London P.M. Fix spot price (1).

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 44.

Selected Consolidated Financial and Operating Results

The following table presents selected financial and operating results of our company for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
Gold and silver sales El Gallo 1 Project	$15,501	$13,430	$55,299	$43,373
Gold and silver sales Black Fox mine	$11,395	$—	$46,444	$—
Loss on investment in MSC, net of amortization	$(4,973)	$(462)	$(7,450)	$(535)
Net loss	$(13,290)	$(8,072)	$(23,881)	$(12,800)
Net loss per common share	$(0.04)	$(0.03)	$(0.07)	$(0.04)
Consolidated gold ounces(1):
Produced	33.8	19.1	105.8	61.3
Sold	34.7	21.9	115.2	69.1
Consolidated silver ounces(1):
Produced	745	750	2,213	2,252
Sold	771	735	2,227	2,304
Consolidated gold equivalent ounces(1)(2):
Produced	43.7	29.0	135.3	91.4
Sold	45.0	31.7	144.9	99.8
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José mine.
(2)	Silver production is presented as a gold equivalent.

Consolidated Financial Performance

Despite increased operating profit obtained from the addition of Black Fox and residual leaching at the El Gallo Project, we reported a net loss of $13.3 million, or $0.04 per share, for the third quarter of 2018 due to our significant exploration activities in Canada, Los Azules and the U.S., coupled with the increase in net loss reported by MSC. Furthermore, we incurred interest expense of $0.8 million during the quarter. In comparison, during the third quarter of 2017, we reported a net loss of $8.1 million or $0.03 per share.

During the nine months ended September 30, 2018, our net loss was $23.9 million or $0.07 per share, compared to a net loss of $12.8 million or $0.04 for the same period in 2017. The increase in net loss was driven by the increase in exploration expenditures, the net loss reported by MSC, and increased general and administrative expenses. The loss was partially offset by a higher gross profit resulting from the addition of Black Fox in 2018.

Results of Consolidated Operations

Three months ended September 30, 2018 compared to 2017

Revenue.  Consolidated sales for the quarter ended September 30, 2018 increased by $13.5 million to $26.9 million, from $13.4 million in 2017, due to $11.4 million gold sales contributed by the Black Fox mine, acquired in October 2017, coupled with a $2.1 million increase in sales reported by the El Gallo Project as a result of residual heap leaching.

Production Costs applicable to sales.  Consolidated production costs applicable to sales increased to $20.3 million in the third quarter of 2018, from $8.6 million in 2017, due to $11.9 million production costs attributable to Black Fox mine, which as noted above was acquired in October 2017, partly offset by $0.2 million lower production costs reported by the El Gallo Project. The decrease in production costs applicable to sales at the El Gallo Project was expected, and consistent with the cessation of mining and crushing activities by June 30, 2018.

Overall, gross profit, defined as revenue less production costs applicable to sales, was $6.6 million for the three months ended September 30, 2018, compared to $4.8 million from the El Gallo Mine for the same period of 2017.

Operating Income (Expenses)

Mine development costs slightly increased to $1.5 million for the three months period ended September 30, 2018 from $1.4 million in the 2017 period. In the 2018 period, mine development costs were incurred at the Fenix project in Mexico. Since Gold Bar has SEC Industry Guide 7 compliant reserves, development and construction expenditures were capitalized beginning in November 2017.

Exploration costs in the third quarter of 2018 increased to $8.2 million from $2.4 million in 2017. Higher exploration costs were driven by our aggressive exploration activities. During the third quarter of 2018, we incurred $6.4 million in the Timmins region, $1.0 million in the U.S. and $0.4 million at the Los Azules project respectively.

Property holding costs in the third quarter of 2018 remain consistent with the same period of 2017 at $2.0 million.

General and administrative expenses slightly decreased to $4.6 million in the third quarter of 2018 from $4.7 million in 2017, primarily due to higher overhead from the development of Gold Bar, which were more than offset by a reduction in costs associated with corporate initiatives and lower overhead from the advancement of Los Azules, when compared to 2017.

We recorded a net loss of $5.0 million from our investment in MSC in the third quarter of 2018, compared to a net loss of $0.5 million in the same period of 2017. The higher net loss recorded during the third quarter of 2018 was driven by a $4.9 million decrease in sales of gold and silver, despite the increase in the number of ounces sold, as a result of a 10% and 18% decrease in the average realized price of gold and silver, respectively. Moreover, MSC also reported a $4.6 million increase in cost of sales due to the higher number of ounces of gold and silver sold during the third quarter of 2018, when compared with the same period of 2017. Please refer to the section Results of Operations – MSC below, for further details.

The revision of estimates and accretion of asset retirement obligation in the 2018 period remains consistent with the third quarter of 2017 at $0.3 million.

Other income (expense)

Other income was $0.3 million in the three months ended September 30, 2018 compared to other expense of $1.9 million in the same period of 2017. The change in other income was mainly driven by foreign exchange gains, partly offset by interest and other expenses.

Income and mining tax recovery

Recovery of income and mining taxes was $1.6 million in the three months ended September 30, 2018, compared to recovery of income and mining taxes of $0.6 million in 2017. The increase in the income and mining tax recovery was mainly due to foreign currency fluctuations affecting our Argentina peso denominated deferred tax liabilities and the amortization of our flow-through premiums.

Nine months ended September 30, 2018 compared to 2017

Revenue. Consolidated sales for the nine months ended September 30, 2018 increased to $101.7 million, from $43.4 million in 2017, due to $46.4 million in gold sales contributed by the Black Fox mine, coupled with a $11.9 million increase in gold and silver sales in Mexico. The Black Fox mine was acquired in October 2017 thus, there were no sales in the 2017 comparable period. The increase in gold and silver sales at the El Gallo Project was due to a higher number of ounces of gold sold from bullion inventory held at the end of 2017.

Production Costs applicable to sales. Consolidated production costs applicable to sales increased to $71.0 million in the nine months ended September 30, 2018, compared to $24.2 million in 2017, due to $40.1 million production costs reported by the Black Fox mine, coupled with $6.7 million increase in production costs reported by the El Gallo Mine. The increase in production costs at the El Gallo Mine was expected, and consistent with the higher sales volume in the period.

Overall, gross profit was $31.4 million for the nine months ended September 30, 2018, compared to $19.2 million from El Gallo Mine for the same period of 2017.

Operating Income (Expenses)

Mine development costs decreased to $2.6 million for the nine months ended September 30, 2018 from $3.2 million in the 2017 period, due to the capitalization of the development and construction expenditures at Gold Bar in 2018, which had SEC Industry Guide 7 compliant reserves effective November 2017.

Exploration costs in the period ended September 30, 2018 increased by $14.8 million to $28.7 million from $13.9 million in the 2017 period. The increase is mainly due to a $17.1 million and $2.7 million increase in exploration expenditures incurred in the Timmins region and the U.S., respectively; partly offset by a $2.6 million and $2.0 million decrease in exploration costs at Mexico and the Los Azules project, respectively.

General and administrative expenses increased to $15.6 million in 2018 from $13.1 million in 2017, primarily due to higher overhead from the development of Gold Bar, partly offset by a reduction of costs associated with corporate initiatives.

In the nine months ended September 30, 2018, we recognized a net loss of $7.5 million from our investment in MSC, compared to a net loss of $0.5 million in the same period of 2017. The higher net loss recorded during 2018 was driven by a $11.5 million decrease in sales, as a result of a 2% and 11% decrease in the average realized price of gold and silver, respectively, coupled with lower ounces of silver sold in 2018. Please refer to the section Results of Operations – MSC below, for further details.

The revision of estimates and accretion of asset retirement obligations increased to $0.9 million in the 2018 period, from $0.5 million in the same period of 2017, as a result of adding the Black Fox and Timmins properties to the existing estimate.

Other income (expense)

Other expense was $0.4 million in the nine months ended September 30, 2018, compared to other income of $1.0 in the same period of 2017. The increase in other expense was mainly due to a $1.8 million unrealized fair value loss on marketable equity securities, a $0.8 million loss on sale of marketable equity securities, and a $0.7 million unrealized loss on derivatives, partly offset by a $2.8 million increase in foreign exchange gain reported in the nine months ended September 30, 2018, when compared to the same period of 2017.

Income and mining tax recovery

Recovery of income and mining tax increased to $4.9 million in the nine months ended September 30, 2018, from $3.1 million recovered in 2017. The increase was mainly due to foreign currency fluctuations affecting our Argentina peso-denominated deferred tax liabilities and the amortization of our flow-through premiums, partially offset by the recognition of deferred mining taxes payable relating to our Black Fox mine.

Liquidity and Capital Resources

We had working capital of $37.9 million at September 30, 2018, which consisted of $77.8 million of current assets and $39.9 million of current liabilities, compared to $49.2 million working capital reported at year-end 2017.

The $11.3 million decrease in working capital, from December 31, 2017 to September 30, 2018 was the net result of increased cash used in operating activities, coupled with construction costs at Gold Bar, which were partly offset by proceeds from higher number of ounces of gold and silver sold, proceeds from the $50 million senior secured 3-year term loan facility, and higher dividends received from MSC. Overall, our cash balance increased to $40.8 million in 2018, from $37.2 million at December 2017.

We believe that our working capital at September 30, 2018, combined with forecasted working capital to be generated over the next 12 months, will be sufficient to satisfy our obligations due in the next 12 months, including those associated with the construction of Gold Bar, to fund ongoing operations and corporate activities.

In addition to constructing the Gold Bar mine, we continue to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox, our other Timmins projects, and Project Fenix in Mexico. If our working capital is not sufficient to advance these projects, we will defer one or more of these initiatives. Furthermore, if we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. In such case, we would consider several financing methods, which may include incurring additional debt, issuing additional equity, equipment leasing, and other forms of financing.

Net cash used in operations was $0.8 million for the nine months ended September 30, 2018, compared to $16.4 million in the same period of 2017. The significant changes period-to-period are summarized as follows:

•

$102.4 million cash received from gold and silver sales in 2018, compared to $43.4 million in 2017, resulting from increased sales from the recently acquired Black Fox mine, and higher number of ounces of gold sold at higher average realized price during 2018 by the El Gallo Mine;

•	$6.1 million VAT collected in Mexico in the nine months ended September 30, 2018, compared to $1.6 million in the same period of 2017; and

•

$102.8 million cash paid to suppliers and employees in 2018, compared to $59.9 million in 2017, due to significantly higher production after the acquisition of Black Fox, construction at Gold Bar, and exploration expenses.

Cash used in investing activities increased to $41.6 million in the nine months ending September 30, 2018, from $7.6 million provided in 2017, primarily due to:

•	$9.0 million expenditures on mineral property interests in the 2018 period primarily related to underground development at the Black Fox complex, compared to $nil in 2017;

•	$44.3 million expenditures on property and equipment, mostly at the Gold Bar project, compared to $0.9 million in 2017;

•	$1.4 million investment in marketable equity securities in 2018, compared to $nil in 2017;

•	$9.4 million dividends received from MSC in 2018, compared to $7.2 million in 2017; and

•	$3.7 million in proceeds from the sale of marketable securities during the nine months ended September 30, 2018, compared to $2.2 million in 2017.

Financing activities provided $45.4 million in 2018, compared to $40.2 million in 2017, primarily due to net proceeds of $49.1 million from the issuance of senior secured 3-year term loan facility executed in August 2018, compared to $43.2 million of proceeds from an equity issuance in 2017.

Results of Operations — Mexico Segment

The Mexico Segment includes the El Gallo project and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”)

Mining, crushing and processing activities ceased during the second quarter of 2018. Prior to ceasing mining and processing activities, the El Gallo 1 gold mine was a mature operation, at which we mined and depleted various pits during its operating life. Current activities are limited to closure and reclamation, which includes residual leaching activities that will continue until 2020.

Overview

The following table outlines total production, sales, cash costs, and all-in sustaining cash costs (on a gold equivalent basis) for El Gallo Mine for the three and nine month periods ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	—	170	823	789
Average grade gold (gpt)	—	2.70	1.43	1.57
Tonnes of mineralized material processed	—	278	830	904
Average grade gold (gpt)	—	2.53	1.51	1.78
Gold ounces:
Produced	10.4	7.2	33.4	26.6
Sold	12.8	10.5	42.7	34.5
Silver ounces:
Produced	1.5	1.8	6.6	12.5
Sold	—	6.0	8.7	22.0
Gold equivalent ounces(1):
Produced	10.4	7.2	33.5	26.8
Sold	12.8	10.6	42.9	34.7
Net sales	$15,501	$13,430	$55,299	$43,373
Average realized price ($/ounce)(2):
Gold	$1,216	$1,269	$1,291	$1,248
Silver	$—	$17.46	$16.59	$17.41
London average price ($/ounce):
P.M. Fix Gold	$1,213	$1,278	$1,282	$1,251
Fix Silver	$15.00	$16.84	$16.10	$17.16
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 44 for additional information, including definitions of this term.

Tonnes mined represent tonnes of mineralized material extracted, while tonnes processed represent tonnes of mineralized material crushed and placed on the leach pads. The difference between tonnes mined of 822,805 and tonnes processed of 830,267 for the nine months ended September 30, 2018, corresponds to mineralized material taken from stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of the mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at El Gallo 1) to September 30, 2018 including residual heap leaching activities following the cessation of mining activities in the second quarter, is estimated at 60%.

Gold and silver production

•

Production for the quarter ended September 30, 2018 increased to 10,448 gold equivalent ounces, from 7,213 gold equivalent ounces in the comparable period in 2017, as a result of recoveries from the larger number of tonnes placed on the leach pad during the second quarter of 2018. Additionally, a serious mechanical failure occurred at the end of July 2017 removing the crushing circuit from operation for most of August 2017, significantly reducing production during the quarter ended September 30, 2017.

•

For the nine months period ended September 30, 2018, production increased to 33,473 gold equivalent ounces from 26,800 ounces in the comparable period of 2017. The increase in production, despite the lower number of tonnes processed and the decrease in the average grades of the ore processed in 2018, was the result of production from the larger number of tonnes placed in the leach pad during the fourth quarter of 2017. Moreover, during the nine months ended September 30, 2017, El Gallo 1 experienced operational issues affecting the crushing circuit for most of August 2017 as mentioned above.

Gold and silver sales

•

Revenue from sale of gold and silver at the El Gallo Project increased to $15.5 million in the third quarter of 2018, compared to $13.4 million for the same period in 2017, due to a 21% increase in the number of ounces of gold equivalent sold, partly offset by a 4% decrease in average realized price of gold in the period.

•

For the nine months ended September 30, 2018, revenue from sale of gold and silver at the El Gallo Mine increased by 27% to $55.3 million, from $43.4 million in the same period of 2017. The increase in sales was due to a 23% increase in gold equivalent ounces sold in 2018, coupled with a 3% increase in the average realized price of gold.

Total Cash Costs and All-In Sustaining Costs

The following table summarizes our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo Mine:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise stated)
El Gallo 1/El Gallo Project
Total cash costs(1)	$8,561	$8,799	$30,367	$24,134
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$671	$832	$709	$695
All‑in sustaining costs(1)	$8,873	$10,008	$32,237	$28,248
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$696	$946	$752	$813
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 44 for additional information, including definitions of this term.

(2)	Silver production presented as a gold equivalent. The gold equivalent ounce calculation is based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce sold for the quarter ended September 30, 2018 was $671 compared to $832 for the same period in 2017. On an aggregate basis, total cash costs at the El Gallo Project decreased slightly to $8.6 million in the three months ended September 30, 2018, from $8.8 million in the 2017 period.  This decrease, despite the increase in the number of ounces of gold equivalent sold, was due to the cessation of mining and crushing activities by June 30, 2018, resulting in lower operating costs incurred.

Total cash costs per gold equivalent ounce sold for the nine months ended September 30, 2018 were $709 compared to $695 for the nine months period of 2017. On an aggregate basis, total cash costs at the El Gallo Mine increased to $30.4 million in the nine months ended September 30, 2018, from $24.1 million in the same period in 2017, primarily due to a greater number ounces sold, coupled with additional costs from the termination of mining and crushing activities by June 30, 2018, compared to the same period of 2017.

All-in sustaining costs per gold equivalent ounce sold for the quarter ended September 30, 2018 were $696, compared to $946 in the same period in 2017. On an aggregate basis, all-in sustaining costs decreased to $8.9 million in the third quarter of 2018 from $10.0 million in the 2017 period, despite the increase in the number of ounces of gold equivalent sold, due to lower cash costs, noted above, and lower exploration expenses.

During the nine months ended September 30, 2018, we reported all-in sustaining costs of $752 per gold equivalent ounce sold at El Gallo Mine, compared to $813 in the same period of 2017. Aggregate all-in sustaining costs from El Gallo Mine for the nine months period of 2018 also increased, to $32.2 million from $28.2 million in 2017, due to the increase in cash costs applicable to sales noted above, partly offset by the decrease in exploration expenses incurred in 2018.

Overall, we expect total cash costs and all-in sustaining costs to continue to decline from the amounts reported in the three and nine months ended September 30, 2018, as a result of the termination of mining and crushing activities by June 30, 2018, and the continuation of the residual leaching.

Advanced-stage Properties – Fenix Project

During the three and nine months ended September 30, 2018, we spent $1.5 million and $2.6 million respectively, on activities required to advance the Fenix Project. We plan to continue environmental permitting, exploration drilling, geotechnical studies, and metallurgic activities during the fourth quarter of 2018.

The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

Results of Operations — Canada Segment

The Canada segment is composed of the recently-acquired Black Fox Complex, which consists of the fully operational Black Fox gold mine, the Black Fox-Stock mill, and the Grey Fox and Froome advanced-stage exploration projects, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The following table sets out production and sales totals for the Black Fox mine for the three and nine months ended September 30, 2018. Since the mine was acquired in October 2017, no data for comparable periods is available:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	66	—	200	—
Average grade gold (gpt)	4.97	—	5.80	—
Tonnes of mineralized material processed	71	—	209	—
Average grade gold (gpt)	4.76	—	5.45	—
Gold ounces:
Produced	11.6	—	37.7	—
Sold, excluding stream	9.0	—	34.6	—
Sold, stream	0.9	—	3.2	—
Sold, including stream	9.8	—	37.8	—
Silver ounces:
Produced	0.6	—	2.3	—
Sold	—	—	—	—
Gold equivalent ounces(1):
Produced	11.6	—	37.8	—
Sold, excluding stream	9.0	—	34.6	—
Sold, including stream	9.8	—	37.8	—
Net sales, excluding stream	$10,916	$—	$44,702	$—
Net sales, stream	$479	$—	$1,742	$—
Net sales, including stream	$11,395	$—	$46,444	$—
Average realized price ($/ounce)(2):
Gold, excluding stream	$1,220	$—	$1,293	$—
Gold, stream	$539	$—	$538	$—
Gold, including stream	$1,158	$—	$1,228	$—
Silver	$—	$—	$—	$—
London average price ($/ounce):
P.M. Fix Gold	$1,213	$1,278	$1,282	$1,251
Fix Silver	$15.00	$16.84	$16.10	$17.16
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 44 for additional information, including definitions of these terms.

Gold sales

•

Revenue from the sale of gold by the Black Fox mine was $11.4 million as a result of the sale of 9,845 ounces of gold during the quarter. The average realized price of gold was $1,158 per ounce including sales under the stream agreement, or $1,220 per ounce excluding sales under the stream agreement, which compare to the London P.M. Fix Gold average of $1,213 noted during the third quarter of 2018.

•

Revenue from the sale of gold by the Black Fox mine was $46.4 million as a result of the sale of 37,811 ounces of gold during the nine months ended September 30, 2018. The average realized price of gold was $1,228 per ounce including sales under the stream agreement, or $1,293 per ounce excluding sales under the stream agreement, which compare to the London P.M. Fix Gold average of $1,282 noted during the nine months ended September 30, 2018.

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the Black Fox mine:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise stated)
Total cash costs(1)	$9,179	$—	$31,711	$—
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$932	$—	$839	$—
All‑in sustaining costs(1)	$12,650	$—	$43,823	$—
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$1,285	$—	$1,159	$—
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 44 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. The gold equivalent ounce calculation is based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce for the quarter ended September 30, 2018 was $932. On an aggregate basis, total cash cost recorded by the Black Fox mine was $9.2 million in the third quarter of 2018. Total cash costs per gold equivalent ounce for the nine months ended September 30, 2018 was $839. On an aggregate basis, total cash cost recorded by the Black Fox mine was $31.7 million during 2018. Total cash costs per gold equivalent ounce mostly comprised underground mining costs, milling costs, and on-site general and administrative expenses.

During the three months ended September 30, 2018, the Black Fox mine reported all-in sustaining costs of $1,285 per gold equivalent ounce. Further, the aggregate all-in sustaining cost recorded in the period was $12.7 million, which in addition to cash costs included $1.6 million for underground mine development, $0.7 million for exploration costs, and $1.0 million in capital expenditures incurred during the three months ended September 30, 2018.

During the nine months ended September 30, 2018, the Black Fox mine reported all-in sustaining costs of $1,159 per gold equivalent ounce. Further the aggregate all-in sustaining costs recorded in the period was $43.8 million, which in addition to cash costs included $8.4 million for underground mine development, $2.0 million for exploration costs, and $1.3 million in capital expenditures incurred during the nine months ended September 30, 2018.

Exploration Activities – Timmins

Black Fox mine and advanced-stage explorations projects

Our primary exploration goals are to grow known deposits and make new discoveries that can contribute to near to mid-term gold production. During the third quarter of 2018, a total of $6.4 million was spent on surface exploration drilling, for a year-to-date total exploration expense of $17.4 million.

Surface exploration drilling in the Froome target area during the quarter was mostly focused on two targets: 1) evaluating the down-plunge extension of the Froome Deposit, and 2) assessing the potential of the mineralized Footwall. Surface exploration drilling conducted at Grey Fox focused on tracing a mineralized cross-structure.

Throughout the third quarter of 2018 the underground exploration drilling at Black Fox was dedicated to confirming and expanding known mineralized trends that are located close to current workings that could be brought quickly into production. Additionally, an exploration drift was under development on the 810m Level of the Mine, to provide a drilling platform to target Black Fox at depth. Underground mining and exploration efforts in fourth quarter will be primarily dedicated to advancing our understanding of the depth potential of the Mine’s main ore system below existing development at the Mine’s 820m Level.

Timmins Properties

The total exploration forecast for 2018 at the Black Fox mine and advanced-stage exploration projects and the Timmins properties is $19.0 million, of which we have spent $17.4 million during the nine months ended September 30, 2018.

Results of Operations—MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

The following table presents total production, sales, cash costs and all-in sustaining costs (on a co-product and gold equivalent basis) for the San José mine for the three and nine months periods ended September 30, 2018 and 2017, presented on a 100% basis. Also, included at the bottom of the table are certain production figures on a 49% attributable basis, representing our interest:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of ore mined	136	135	383	375
Average grade (gpt):
Gold	6.5	7.2	6.9	7.0
Silver	449	496	468	479
Tonnes of ore processed	145	138	409	388
Average grade (gpt):
Gold	5.9	6.4	6.2	6.5
Silver	376	406	396	425
Average recovery (%):
Gold	86.9	86.3	86.9	87.2
Silver	86.6	85.1	86.4	86.1
Gold ounces:
Produced	24.0	24.2	70.9	70.8
Sold	24.7	23.2	70.7	70.7
Silver ounces:
Produced	1,517	1,526	4,499	4,570
Sold	1,573	1,489	4,527	4,657
Gold equivalent ounces(1):
Produced	44.2	44.6	130.9	131.8
Sold	45.6	43.1	131.0	132.8
Net sales	$47,814	$52,722	$150,748	$161,900
Gross average realized price ($/ounce)(2):
Gold	$1,151	$1,281	$1,236	$1,259
Silver	$13.62	$16.70	$15.23	$17.02
London average price ($/ounce):
P.M. Fix Gold	$1,213	$1,278	$1,282	$1,251
Fix Silver	$15.00	$16.86	$16.10	$17.16
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	11.8	11.9	34.7	34.7
Silver	743	748	2,204	2,239
Gold equivalent(1)	21.7	21.8	64.1	64.6

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on page 44 for additional information, including definitions of these terms.

Gold and silver production

•

The slight decrease in the number of ounces of gold and silver produced during the three months ended September 30, 2018, compared to the same period of 2017, was due to a 7% decrease in the average grades of gold and silver of the ore processed in the third quarter, partly offset by a 5% increase in the number of tonnes processed in the period.

Gold and silver sales

•

For the three months ended September 30, 2018, net sales decreased by 9% to $47.8 million, from $52.7 million for the same period in 2017, due to a 10% and 18% decrease in the average realized price of gold and silver during the 2018 period, partly offset by 6% higher number of gold and silver ounces sold in the third quarter of 2018.

•

For the nine months ended September 30, 2018, net sales decreased by 7% to $150.7 million, from $161.9 million in 2017, as a result of 2% and 11% decrease in the average realized price of gold and silver in 2018, coupled with a 3% decrease in the number of ounces of silver sold in the nine month period of 2018.

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

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$39,046	$36,625	$113,168	$118,968
All‑in sustaining costs(1)	46,894	45,889	141,304	147,157

San José mine - 49% basis
Total cash costs(1)	$19,132	$17,948	$55,451	$58,294
Total cash costs per ounce sold ($/ounce)(1):
Gold	$914	$868	$905	$900
Silver	$10.50	$11.05	$10.88	$11.89
Gold equivalent(2)	$856	$850	$864	$896
All‑in sustaining costs(1)	$22,977	$22,487	$69,238	$72,106
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,097	$1,088	$1,130	$1,113
Silver	$12.61	$13.85	$13.58	$14.71
Gold equivalent(2)	$1,028	$1,065	$1,078	$1,109
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 44 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. The gold equivalent ounce calculation is based on prevailing spot prices at the beginning of the year.

On aggregate basis, total cash costs increased in the third quarter of 2018 due to higher number of ounces of gold and silver sold, compared to the same period of 2017, partly offset by the decrease in general and administrative expenses.

On aggregate basis, the decrease in total cash costs in the nine months ended September 30, 2018 was due to lower refining, smelting and transportation costs, commercial discounts, and general and administrative expenses, in addition to the lower number of silver ounces sold in 2018.

On an aggregate basis, all-in sustaining costs increased 2% from $45.9 million in the third quarter of 2017 to $46.9 million in the same period of 2018, due to higher cash costs, as noted above, partly offset by lower capital expenditures in 2018, compared to 2017. On an aggregate basis, all-in sustaining costs decreased from $147.2 million in the nine months ended

September 30, 2017 to $141.3 million in same period of 2018, mainly due to lower cash costs, as noted above, coupled with lower mine development costs in 2018.

MSC Dividend Distribution (49%)

During the three and nine months ended September 30, 2018, we received and $2.1 million and $9.4 million in dividends from MSC, compared to $2.3 million and $7.2 million in dividends received during the same period in 2017.

For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Results of Operations – U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar project (“Gold Bar”), a development-stage property located in Nevada, U.S., and other early stage exploration properties. During the three and nine months ended September 30, 2018, we spent $1.0 million and $4.2 million on exploration in Nevada, primarily at Gold Bar where we spent $1.0 million and $3.7 million respectively. Exploration activities in Nevada included drilling, field mapping and other geochemical reconnaissance work.  This is compared to the $0.4 million and $1.3 million spent in 2017.

Development stage Properties – Gold Bar

During the third quarter of 2018, construction activities at Gold Bar focused on completion of the heap leach pad and the crushing and conveying system, and advancing the gold processing facility. All major equipment and bulk materials are either on site or purchased. Engineering for the project is complete and 97% of the contracts are awarded. Cumulative to date, we have capitalized $61.5 million to construction in progress, and $28.5 million during the quarter.

Construction is advancing on schedule for completion by the end of 2018. Open pit mining development in the third quarter continued to focus on Gold Pick West and the Cabin Creek deposits. To date, 52,000 tonnes of ore have been stockpiled at a grade of 0.5 gpt, and a total of one million tonnes of pre-strip waste have been removed.

During the first three years of operation beginning with 2019, Gold Bar is projected to produce approximately 55,000, 74,000 and 68,000 ounces of gold respectively.

An updated Feasibility Study (“FS”) was announced on February 15, 2018. During the third quarter of 2018, we announced an updated and increased resource estimate reflecting changes since the last Gold Bar Feasibility Study. The complete FS and the updated and increased resource estimate is available electronically at our website at www.mcewenmining.com.

Results of Operations – Los Azules Segment

For the 2017-2018 exploration season at Los Azules, we forecasted $8.9 million in expenditures, of which we spent $5.5 million during the year.  The activities performed were mainly technical site investigations and environmental base line monitoring work, to advance permitting efforts.

Non-GAAP Financial Performance Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP financial performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss or cash flow from operations as determined in accordance with U.S. GAAP.

The non-GAAP measures Earning from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, Average Realized Prices, and Cash, Investments and Precious Metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our Earnings from Mining Operations, Total Cash Costs, All-In Sustaining Cash Costs, and Average Realized Prices related to our wholly-owned El Gallo Project and Black Fox mines and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Note 5 to our Consolidated Financial Statements. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the joint venture operating agreement governing MSC and varies depending on factors including the profitability of the operations. We provide the Non-GAAP measures because we believe they assist investors and analysts in analyzing our earnings, production costs applicable to sales and sales revenue, including both our wholly-owned property and our interest in the San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

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

We define Earnings from Mining Operations as Gold and Silver Sales from our El Gallo Project and Black Fox mines, and our 49% attributable share of the San José mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 5 of the accompanying financial statements.

The following table presents a reconciliation of Earnings from Mining Operations to Gold and Silver Sales and Production Costs Applicable to Sales, which are GAAP financial measures:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
El Gallo 1 earnings from mining operations
Gold and silver sales	$15,501	$13,430	$55,299	$43,373
Production costs applicable to sales	(8,452)	(8,649)	(30,881)	(24,193)
Depreciation of mining related assets	(101)	(155)	(406)	(599)
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	414	449	1,819	1,514
El Gallo 1 earnings from mining operations	7,362	5,075	25,831	20,095

Black Fox earnings from mining operations
Gold and silver sales	$11,395	$—	$46,444	$—
Production costs applicable to sales	(11,868)	—	(40,089)	—
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	211	—	712	—
Black Fox earnings (loss) from mining operations	(262)	—	7,067	—

San José earnings from mining operations (49% basis)
Net sales	$23,429	$25,834	$73,867	$79,331
Production costs applicable to sales	(23,614)	(21,362)	(66,153)	(65,028)
San José earnings (loss) from mining operations	(185)	4,472	7,714	14,303

Total Cash Costs and All‑In Sustaining Costs

The terms total cash costs, total cash cost per ounce, all‑in sustaining costs, and all‑in sustaining cost per ounce used in this report are non‑GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis, and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, we exclude the share of gold or silver production attributable to the controlling interest.

Total cash costs consist of mining, processing, on‑site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, and exclude depreciation and amortization. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

All‑in sustaining costs consist of total cash costs (as described above), plus environmental rehabilitation costs and amortization of the asset retirement costs related to operating sites, sustaining exploration and development costs, and sustaining capital expenditures. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

Costs excluded from total cash costs and all‑in sustaining costs are income tax expense, all financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. Approximately 56% of the value of the sales in the nine months ended September 30, 2018 was derived from gold and 44% was derived from silver, which compared to 53% and 47%, respectively, for the same period in 2017.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production Costs Applicable to Sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per ounce)
El Gallo 1 cash costs
Production costs applicable to sales	$8,452	$8,649	$30,881	$24,193
Less: Depreciation	(414)	(449)	(1,819)	(1,514)
On‑site general and administrative expenses	512	589	1,282	1,435
Property holding costs	11	10	23	20
Total cash costs, El Gallo 1	$8,561	$8,799	$30,367	$24,134
Gold equivalent ounces sold:	12,750	10,580	42,851	34,743
El Gallo 1 cash costs per gold equivalent ounce sold	$671	$832	$709	$695

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per ounce)
Black Fox mine cash costs
Production costs applicable to sales	$11,868	$—	$40,089	$—
Less: Depreciation	(2,729)	—	(8,513)	—
Property holding costs	40	—	135	—
Total cash costs, Black Fox 1 mine	$9,179	$—	$31,711	$—
Gold equivalent ounces sold:	9,845	—	37,811	—
Black Fox mine cash costs per gold equivalent ounce sold	$932	$—	$839	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$23,614	$21,408	$66,153	$65,073
Less: Operating site reclamation accretion and amortization	(157)	(168)	(441)	(471)
Depreciation	(7,157)	(6,432)	(18,044)	(16,302)
On‑site general and administrative expenses	803	1,021	2,560	3,178
Refining, smelting, and transportation	725	818	1,416	2,441
Commercial discounts	1,289	1,264	3,733	4,251
Community costs related to current operations	15	37	74	124
Total cash costs, San José mine	$19,132	$17,948	$55,451	$58,294
McEwen's share of San José mine gold equivalent ounces sold	22,357	21,110	64,200	65,048
San José mine cash costs per gold equivalent ounce sold	$856	$850	$864	$896

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per ounce)
El Gallo 1 all-in sustaining costs
Total cash costs	$8,561	$8,799	$30,367	$24,134
Operating site reclamation accretion and amortization	87	81	260	244
On‑site exploration expenses	189	1,121	1,445	3,051
Capitalised expenditures (sustaining)	(129)	7	—	819
All‑in sustaining costs, El Gallo 1	$8,708	$10,008	$32,072	$28,248
Gold equivalent ounces sold	12,750	10,580	42,851	34,743
El Gallo 1 all-in sustaining cost per gold equivalent ounce sold	683	946	748	813

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per ounce)
Black Fox mine all-in sustaining costs
Total cash costs	$9,179	$—	$31,711	$—
Operating site reclamation accretion and amortization	175	—	481	—
On‑site exploration expenses	701	—	1,951	—
Capitalised underground mine development (sustaining)	1,640	—	8,362	—
Capital expenditures (sustaining)	955	—	1,318	—
All‑in sustaining costs, Black Fox mine	$12,650	$—	$43,823	$—
Gold equivalent ounces sold	9,845	—	37,811	—
Black Fox mine all-in sustaining cost per gold equivalent ounce sold	1,285	—	1,159	—

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$19,132	$17,948	$55,451	$58,294
Operating site reclamation accretion and amortization	157	168	441	471
On-site exploration expenses	987	701	2,209	2,268
Capitalised underground mine development (sustaining)	2,556	2,940	8,238	8,801
Less: depreciation	(190)	(325)	(616)	(984)
Capital expenditures (sustaining)	335	1,055	3,515	3,256
All‑in sustaining costs	$22,977	$22,487	$69,238	$72,106
McEwen's share of San José mine gold equivalent ounces sold	22,357	21,110	64,201	65,048
San José mine all-in sustaining cost per gold equivalent ounce sold	$1,028	$1,065	$1,078	$1,109

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Gold equivalent ounces sold at El Gallo 1	12,750	10,580	42,851	34,743
Gold equivalent ounces sold at Black Fox mine	9,845	—	37,811	—
McEwen’s share of MSC gold equivalent ounces sold	22,357	21,110	64,200	65,048
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	44,952	31,690	144,862	99,791
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except ounce and per ounce figures)
El Gallo 1 average realized prices
Gold sales	$15,501	$13,325	$55,154	$42,990
Silver sales	—	105	145	383
Gold and silver sales	$15,501	$13,430	$55,299	$43,373
Gold ounces sold	12,750	10,500	42,734	34,450
Silver ounces sold	—	6,000	8,734	22,000
Gold equivalent ounces sold	12,750	10,580	42,851	34,743
Average realized price per gold ounce sold	$1,216	$1,269	$1,291	$1,248
Average realized price per silver ounce sold	$—	$17.46	$16.59	$17.41
Average realized price per gold equivalent ounce sold	$1,216	$1,269	$1,290	$1,248

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except ounce and per ounce figures)
Black Fox mine average realized prices
Gold sales	$10,916	$—	$44,702	$—
Gold sales, stream	479	—	1,742	—
Silver sales	—	—	—	—
Gold and silver sales, including stream	$11,395	$—	$46,444	$—
Gold ounces sold, before stream	8,950	—	34,567	—
Gold ounces sold, stream	895	—	3,244	—
Gold ounces sold, including stream	9,845	—	37,811	—
Silver ounces sold	—	—	—	—
Gold equivalent ounces sold, excluding stream	8,950	—	34,567	—
Gold equivalent ounces sold, including stream	9,845	—	37,811	—
Average realized price per gold ounce sold, before stream	$1,220	$—	$1,293	$—
Average realized price per gold ounce sold, stream	$539	$—	$538	$—
Average realized price per gold ounce sold, including stream	$1,158	$—	$1,228	$—
Average realized price per silver ounce sold	$—	$—	$—	$—
Average realized price per gold equivalent ounce sold, before stream	$1,220	$—	$1,293	$—
Average realized price per gold equivalent ounce sold, including stream	$1,157	$—	$1,228	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$13,912	$14,586	$42,777	$43,593
Silver sales	10,497	12,179	33,796	38,845
Gold and silver sales	$24,409	$26,765	$76,573	$82,438
Gold ounces sold	12,083	11,383	34,622	34,625
Silver ounces sold	770,571	729,491	2,218,392	2,281,730
Gold equivalent ounces sold	22,357	21,110	64,200	65,048
Average realized price per gold ounce sold	$1,151	$1,281	$1,236	$1,259
Average realized price per silver ounce sold	$13.62	$16.70	$15.23	$17.02
Average realized price per gold equivalent ounce sold	$1,092	$1,268	$1,193	$1,267

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

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in precious metals inventories, with precious metals valued at the London PM Fix spot price at the corresponding period.  The following table summarizes the calculation of cash, investments and precious metals amounts shown in this report:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$40,839	$27,153
Restricted cash	—	10,000
Investments	3,162	7,971
Precious Metals valued at market value	10,001	22,954
Total cash, investments and precious metals	$54,002	$68,078

A reconciliation between precious metals valued at cost and precious metals valued at market value is described in the following table:

	September 30, 2018	December 31, 2017
	(in thousands, except ounces and per ounce)
Precious Metals (note 3 of the Consolidated Financial Statements)	$8,520	$12,902
Reconciliation of Precious Metals to Precious Metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	8,424	17,780
London P.M. Fix, per ounce	$1,187	$1,291
Precious Metals valued at market value	$10,001	$22,954

Commitments and Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of September 30, 2018, no liability has been recognized for our surety bonds of $35.8 million.

As of September 30, 2018, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, equity price risks, commodity price fluctuations, credit risk and inflationary risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the nine months ended September 30, 2018, the Argentine peso devalued 121% compared to a devaluation of 9% during the same period of 2017.

During the nine months ended September 30, 2018, the Mexican peso appreciated by 5% against the U.S. dollar, compared to the appreciation of 14% in the nine month period during 2017.

The Canadian dollar experienced a 3% devaluation against the U.S. dollar for the nine months ended September 30, 2018, compared to the 7% appreciation in the comparable period of 2017.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2018, our VAT receivable balance was Mexican peso 51,465,464, equivalent to approximately $2.8 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Statement of Operations.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. We hold portions of our cash reserves in non-U.S. dollar currencies. Based on our Canadian cash balance of $4.3 million (C$5.6 million) at September 30, 2018, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Statement of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices fluctuate widely from time to time. At September 30, 2018, we had no gold or silver sales subject to final pricing. Based on our revenues from gold and silver sales of $101.7 million for the nine months ended September 30, 2018, a 10% change in the price of gold and silver would have had an impact of approximately $10.2 million on our revenues.

Silver and gold prices also have a material impact on MSC’s results of operations. MSC has embedded derivatives arising from the sale of concentrate and doré which were provisionally priced at the time the sale was recorded. Therefore, fluctuations in gold and silver prices could have a significant impact on MSC’s results of operations.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of September 30, 2018,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $2.8 million as at September 30, 2018.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2018, we have surety bonds of $35.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last nine years and has now been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years which precede the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a highly inflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy, to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2018, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 6.  EXHIBITS

The following exhibits are filed or incorporated by reference with this report:

10.1

Credit Agreement among McEwen Mining Inc., Royal Capital Management Corp., as administrative agent, and the Lenders named therein, dated August 10, 2018. (Incorporated by reference to Exhibit 10.1 as filed with the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 16, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the three and nine months ended September 30, 2018 and 2017, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: October 30, 2018	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: October 30, 2018	By: Andrew Elinesky,
Senior Vice President and Chief Financial Officer