Form 10-K
period 2018-12-31
McEwen Mining Inc.
filed 2019-02-20
CIK 314203

so

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $538,621,522 based on the closing price of $2.07 per share as reported on the NYSE.  There were 344,929,723 shares of common stock outstanding on February 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see Item 15, Exhibits, and Financial Statement Schedules in this report for a complete list of those exhibits.

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

One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “Reserves” under Industry Guide 7 standards. U.S. investors should be aware that the McEwen Mining properties with reserves as defined by Industry Guide 7 are the Black Fox mine, the Gold Bar project and the San Jose mine. All other properties do not have “Reserves” as defined by Industry Guide 7 and Investors are cautioned not to assume that any part or all the disclosed mineralized material will be confirmed or converted into Industry Guide 7 compliant “Reserves”.

Further, since we have no reserves on some of our properties as defined in Industry Guide 7, we have in the past and will continue to expense substantially all design, construction and development costs with regard to those properties, even though these expenditures are expected to have a future economic benefit in excess of one year. Only certain types of property and equipment which have alternative uses or significant salvage value may be capitalized without proven and probable reserves. We also expense our asset retirement obligations on those properties. Companies that have reserves under Industry Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units‑of‑production basis as reserves are mined. Unlike these other companies, we depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight‑line or units-of-production method over the estimated life of the mine, as determined by our internal mine plans. Because of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves on all of their properties.

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

Canadian regulations permit the disclosure of resources in terms of “contained ounces” provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein disseminated by us would be characterized as mineralized material. We provide such disclosure about our properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43‑101, and to comply with applicable disclosure requirements.

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

PART I

ITEM 1.  BUSINESS

History and Organization

We are a mining and minerals production and exploration company focused on precious and base metals in Argentina, Mexico, Canada and the United States. We were incorporated under the laws of the state of Colorado in 1979. Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017 and the acquisition of the Black Fox Mine and Stock Mill in October 2017.  These two acquisitions provided us an operating mine, mill and significant land interests in the historic Timmins mining district of Ontario.

In 2018, we invested significantly and continued with the development of the Gold Bar mine in Nevada.  During the year, we invested $66.4 million in the construction of the mine, process plant and related facilities and cumulative to date we spent $72.4 million.

We own 100% of the Black Fox Mine and Stock Mill in Ontario, Canada, a 100% interest in the Gold Bar mine in Nevada, 100% of the formerly-producing El Gallo Project in Sinaloa, Mexico, and a 49% interest in Minera Santa Cruz S.A. (“MSC”), the owner and operator of the San José mine in Santa Cruz, Argentina. MSC is controlled by the majority owner of the joint venture, Hochschild Mining plc (“Hochschild”). In addition to our operating properties, we hold interests in advanced-stage and exploration-stage properties and projects in Argentina, Mexico, Canada, and the United States, including the Los Azules (“Los Azules”) copper project in Argentina.

Our objective is to increase the value of our shares through the exploration and extraction of gold, silver and other valuable minerals. Other than the San José mine in Argentina, we generally conduct our activities as the sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We hold our mineral interests and property and operate our business through various subsidiary companies, each of which is owned directly, or indirectly, by us.

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in San Juan, Argentina; Guamuchil, Mexico, Elko, Nevada (U.S.), and Matheson, Canada. Our website is www.mcewenmining.com. We make available at no cost our periodic reports and news releases and certain of our corporate governance documents, including our Code of Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX”.

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

Segment Information

Our operating segments include Mexico, MSC, Nevada, Los Azules and Canada. Financial information for each of our reportable segments can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8.  Financial Statements and Supplementary Data,  Note 15, Operating Segment Reporting.

Products

The end product at our gold and silver operations is either in the form of doré or concentrate. Doré is an alloy consisting primarily of gold and silver but also containing other impurity metals. Doré is sent to third party refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver. Ore concentrate, or simply concentrate, is raw mineralized material that has been ground finely to a powdery product from which gangue (waste) is removed, thus concentrating the metal component. Concentrate, as well as slag and fine carbons (by-products of the gold production process), are sent to third party smelters for further recovery of gold and silver.

During 2018, production from the El Gallo Project consisted of approximately 97% doré and 3% slag and fine carbon, and 99% production at the Black Fox mine was doré and 1% slag and fine carbon. Production from the San José mine consisted of approximately 47% doré and 53% concentrate.

During 2018, we reported the following consolidated production attributable to us:

	Gold	Silver	Gold equivalent
Consolidated Production	ounces	ounces	ounces(1)

El Gallo Project	38,983	9,147	39,105
Black Fox Mine	48,889	2,851	48,928
San José Mine (on 49% basis)	47,332	3,020,696	87,607
Total Production	135,203	3,032,694	175,640

(1)	Calculated using silver to gold ratio of 75:1

Gold and silver bullion obtained from the doré produced in Mexico and Canada is sold at the prevailing spot market price. Gold and silver doré produced from the San José mine is sold at the prevailing spot market price based on the London fix. Concentrates produced by the San Jose mine are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

During 2018, total gold and silver sales were $66.2 million for the El Gallo Project, $62.0 million for the Black Fox mine, and $205.4 million for the San José mine on a 100% basis. Since we account for the San José mine using the equity method of accounting, we do not include revenue from the San José mine in the Consolidated Statements of Operations and Comprehensive (Loss) Income. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8.  Financial Statements and Supplementary Data,  Note 2,  Summary of Significant Accounting Policies—Investments, for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2019 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average
	(in dollars per ounce)
2016	$1,366	$1,077	$1,251	$20.71	$13.58	$17.14
2017	1,346	1,151	1,257	18.56	15.22	17.05
2018	1,355	1,178	1,268	17.52	13.97	15.71
2019 (through February 15, 2019)	1,323	1,280	1,299	16.08	15.26	15.65

On February 15, 2019 the London P.M. Fix for gold was $1,316 per ounce, and the London Fix for silver was $15.68 per ounce.

Mineralized Material Processing Methods

Gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment. At the El Gallo Project and Gold Bar mine, mineralized material is processed using heap leaching methods. Heap leaching consists of stacking crushed, oxidized material on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve and leach the gold and silver. The gold and silver‑bearing solution is then collected and processed into doré bars.

At Black Fox, mineralized material is initially crushed on-site, transported to the mill site and fed to the mill’s crushing circuit. Following additional processing and refining, the mill produces doré bars.

At San José, mineralized material is processed at a mill site with half of the concentrate material being produced then being processed into doré, and the balance being filtered and shipped as concentrate.

Hedging Activities

Our strategy is to provide shareholders with exposure to gold and silver prices by selling our gold and silver ounces at spot market prices and consequently, we do not hedge our gold or silver sales. We may, however, from time to time, manage certain risks associated with fluctuations in foreign currencies using the derivatives market.

Gold and Silver Reserves

We have established gold and silver reserves at three of our properties, including San Jose, Black Fox and Gold Bar.  The following table summarizes the estimated portion of Proven and Probable gold and silver Reserves attributable to us for San Jose, Black Fox and Gold Bar as of December 31, 2018:

	Gold Reserves at December 31, 2018
	Proven			Probable			Proven and probable
	Tonnes (1)	Gold (gpt)	Gold ounces (1)	Tonnes (1)	Gold (gpt)	Gold ounces (1)	Tonnes (1)	Gold (gpt)	Gold ounces (1)
San José mine (3)	728	8.40	197	255	7.69	63	983	8.21	260
Gold Bar Project (4)	2,187	1.27	88	14,265	0.96	436	16,452	0.99	524
Black Fox Mine (5)	-	-	-	437	6.33	89	437	6.33	89
Total Gold	2,915		285	14,957		588	17,872		873

	Silver Reserves at December 31, 2018
	Proven			Probable			Proven and probable
	Tonnes (1)	Silver (gpt)	Silver ounces (2)	Tonnes (1)	Silver (gpt)	Silver ounces (2)	Tonnes (1)	Silver (gpt)	Silver ounces (2)
San José mine (3)	728	584	13.7	255	566	4.6	983	579	18.3

Total Silver	728		13.7	255		4.6	983		18.3

(1)	Measured in thousands.
(2)	Measured in millions.
(3)

The reserves information for the San José mine as at December 31, 2018, on a 100% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”) whose audit letter dated February 7, 2019 concluded that the reserve estimates for the San José Mine, prepared by Hochschild, provide a reliable estimation of Mineral Reserves in accordance with the criteria of the Joint Ore Reserves Committee of the Australian Institute of Mining and Metallurgy (“JORC”), Canadian National Instrument 43-101 (“NI 43-101”), the Canadian Institute of Mining and Metallurgy (“CIM”) best practices and US SEC Guide 7 codes. The mineral reserves were estimated using metal prices of $1,150 per ounce of gold and $15.00 per ounce of silver. The reserves, as presented, are in place and include mining dilution and mining losses, but do not include allowances for mill or smelter recoveries.

(4)

Independent Mining Consultants, Inc. (“IMC”) developed the mineral reserve estimates for the Gold Bar project in accordance with US SEC Guide 7 codes and NI 43-101. The mineral reserves at the Gold Bar project were estimated using a gold price of $1,250 per ounce. The reserves, as presented, are in place and include mining dilution and mining losses, but do not include allowances for gold recovery from the process plant.

(5)

The reserves information for the Black Fox mine as at December 31, 2018 was prepared by Jacob Francoeur, P.Eng., Senior Mine Engineer and Patrick Lachapelle, P.Eng., Technical Services Manager, and reviewed by Chris Stewart, P.Eng., President and Chief Operating Officer. The mineral reserves were estimated using a gold price of $1,250 per ounce. Reserves are stated at a mill feed reference point and include for diluting materials and mining losses.

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

General Government Regulations

In Mexico, Argentina, Canada and the United States, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include:

•	mineral concession rights;
•	surface rights;
•	water rights;
•	mining royalties;
•	environmental laws;
•	mining permits;
•	mining and income taxes; and
•	export regulations.

We believe that all of our properties are operated in compliance with all applicable governmental laws and regulations.

Reclamation Obligations

Under applicable laws in the jurisdictions where our properties are located, we are required to reclaim disturbances caused by our mining activities.  Accordingly, we have recorded estimates in our financial statements for our reclamation obligations, the most significant of which are related to our properties in Canada, Mexico and the U.S.

Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2018, $29.4 million was accrued for reclamation costs relating to currently developed and producing properties. These amounts are included in Reclamation on the Consolidated Balance Sheet.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and the state where our U.S. operations are conducted.  For example, certain mining wastes from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Endangered Species Act and state law equivalents.

We have reviewed and considered current federal legislation relating to climate change and do not believe it to have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.

Foreign Government Regulations

Mexico, where El Gallo 1 is located, and Canada, where the Black Fox mine and Stock mill are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the U.S. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. We have received all permits required to operate our properties in Mexico and Canada and have received all permits necessary for the exploration activities being conducted at our other non-U.S. properties.

Customers

Production from the El Gallo Project and Black Fox is sold as refined metal on the spot market or doré under the terms set out in a doré purchase agreement between us and the Bank of Nova Scotia (“Scotia”), a Canadian financial institution.  Under the terms of that agreement, dated July 2012, we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at the El Gallo Project and Black Fox prior to the completion of refining by the third party refiner.  During the year ended December 31, 2018, 97% and 96% of the sales made by the El Gallo 1 Project and Black Fox mine were made to Scotia, respectively, with no sales made through the doré purchase agreement. We also have an agreement to sell refined metal to a second Canadian financial institution.

During the year ended December 31, 2018, 78% of total sales from the San José mine were made to three companies, Republic Metals, a Florida corporation, accounted for 18% of that amount, Argo-Heraeus, a Swiss company, accounted for 46% of such amount and LS Nikko Copper Inc., a South Korean company, accounted for 36% of that amount. MSC has sales agreements with each of these purchasers. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding the recent bankruptcy of Republic Metals.

In the event that our customer relationship or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption would temporarily disrupt the sale of our products and could adversely affect our operating results.

Employees

As of December 31, 2018, we had 427 employees including 137 employees based in Mexico, 6 in Argentina, 50 in the United States, 27 in Toronto, Ontario, Canada, and 207 in Timmins, Ontario, Canada. All of our employees based in Toronto work in an executive, technical or administrative position, while our employees in Mexico, Argentina, the United States, and Timmins include laborers, craftsmen, mining, geology and environmental specialists, information technologists, and various other support roles. As of December 31, 2018, MSC had 1,279 employees in Argentina.

The majority of our employees in Mexico are covered by union labor contracts with whom we believe we have good relations. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines.

For Canada and United States, we engage independent contractors for extractive and exploration activities such as drilling, geophysics, hauling and crushing.

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

During 2018, the price of gold, as measured by the London PM fix, fluctuated between $1,178 and $1,355 per ounce. While the price of silver fluctuated between $13.97 and $17.52 per ounce.  As at February 15, 2019, gold, silver and copper prices were $1,316 per ounce, $15.68 per ounce, and $2.80 per pound, respectively.

Our Estimates of proven and probable reserves and mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, proven and probable reserves and mineralization figures presented in our filings with securities regulatory authorities, including the SEC, news releases and other public statements that may be made from time to time, are based upon estimates made by both independent and our own internal professionals. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty and are based, to a large extent, on the prices of gold and silver and interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or mineralized material have become uneconomic, we may be forced to reduce our estimates.  Actual production may be significantly less than we expect.

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

The recent Canadian acquisitions and any future acquisitions may not achieve their intended results and may lead to us assuming unanticipated liabilities.

The recent acquisitions completed in 2017 and any future acquisitions subject us to many risks.  We may discover title defects or adverse environmental or other conditions relating to the properties acquired in the transactions of which we are currently unaware. Environmental, title, and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We have assumed substantially all of the liabilities associated with acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances, for limited periods and in limited amounts. Potential remedies may not be adequate to cover any liabilities we incur, and such liabilities could be significant. Also, it is uncertain whether our existing operations and the acquired properties and operations can be integrated in an efficient and effective manner. In addition, the success of the acquisitions depends on, among other things, the accuracy of our assessment of the reserves associated with the acquired properties and operating costs, among other factors. These assessments were based to a significant degree on information provided by the sellers and we cannot guarantee their accuracy. Although acquired properties are subject to many of the risks and uncertainties to which acquisitions we pursue are subject generally, risks include those associated with our ability to operate efficiently in a new area and the significant size of the transactions in the aggregate.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms to develop additional mining operations.

While we believe we have the necessary capital needed to complete the construction of Gold Bar, we may require significant capital beyond our existing resources to develop our other projects. We continue to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox and Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or other purposes, on terms that are favorable to us or at all, in which case, our ability to replace reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2018, we had outstanding long term, secured debt of $50 million. Repayment of the loan is secured by a lien on certain of the Company’s and its subsidiaries’ assets. This debt requires us to make monthly interest payments and, beginning in 2020, to begin making monthly principal payments until the indebtedness is retired. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Even if we have sufficient cash flow to retire the debt, those payments will affect the amount of cash we have available to invest in capital investment, exploration, ongoing operations and other purposes. Payments on our debt may also inhibit our ability to react to changing business conditions.

Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.

Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a significant extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions, and other factors that are beyond our control, including the prices that we receive for the sale of our metals.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay principal and interest on our indebtedness or to fund our other liquidity needs. Decreases in precious metal prices may adversely affected our ability to generate cash flow from operations. If our cash flow and existing capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital, or restructure our debt, and any of these actions, if completed, could adversely affect our business and/or the holders of our securities. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, in a timely manner or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could result in the immediate acceleration of the debt. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such defaulted debt.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests.

Our credit facility contains covenants that restrict or limit our ability to:

•	Pay dividends or distributions on our capital stock;
•	Borrow additional funds;
•	Repurchase, redeem, or retire our capital stock;
•	Make certain loans and investments;
•	Sell assets;
•	Enter into certain transactions with affiliates;
•	Create or assume certain liens on our assets;
•	Make certain acquisitions; or
•	Engage in certain other corporate activities.

Our credit facility also requires us to satisfy certain financial tests on an ongoing basis. Our ability to comply with these requirements may be affected by events beyond our control, and we cannot assure you that we will satisfy them in the future. In addition, these requirements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the restrictive covenants under our debt agreement. A breach of any of the covenants in our debt agreements could result in a default under the agreement.

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

We own our 49% interest in the San José mine under the terms of an option and joint venture agreement (“OJVA”), and therefore we are unable to control all aspects of the exploration and development of, and production from, this property.

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

All of our revenue in 2018 was generated by operations outside the United States.  Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico (VAT) and Canada (HST), income tax refund recovery and collection processes, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations or civic groups.

Any of these developments could require us to curtail or terminate operations at our mines, incur significant costs to renegotiate contracts, meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of VAT/HST or income tax refunds owed, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

With respect to our San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina. For instance, Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014 after failing to reach an agreement with certain of its bondholders. In 2008, the Argentine government also reassessed its policy and practice in respect of export duties and began levying export duties on mining companies operating in the country. In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company. In 2013, Argentina’s federal Income Tax Statute was amended to include a 10% income tax withholding on dividend distributions by Argentine corporations, and the capital gains exception for non‑resident taxpayers was repealed. In 2015, Argentina’s federal government removed export taxes for doré and concentrate products while the local authorities in the province of Santa Cruz substituted a provincial reserve tax with a lower provincial Corporate Social Responsibility (“CSR”) payment. In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the Law)), through publication in the Official Gazette. The Law is generally effective 1 January 2018. Specifically, the Law introduces amendments to corporate income tax, personal income tax, value added tax (VAT), tax procedural law, criminal tax law, social security contributions, excise tax, tax on fuels, and tax on the transfer of real estate. It also establishes a special regime comprising an optional revaluation of assets for income tax purposes. The law gradually reduces the corporate tax rate to 25 % from 35 % by 2020. It also proposes to tax profits from financial investment for the first time, introducing a levy of 15 % for foreign currency-denominated and inflation-linked instruments and 5 % for peso-denominated debt. In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.

With respect to the El Gallo Project in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo was robbed in 2015.  On November 15, 2018 the US State Department issued a Level 4 (“do not travel”) warning with respect to five Mexican states, including Sinaloa State due to violence related to the drug cartels.  These events may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.

The Mexican Congress approved the provisions of the Tax Reform on October 31, 2013, that created new taxes for the mining industry on earnings before deductions of 7.5% and additional 0.5% on precious metals sales. We filed a Constitutional remedy Lawsuit (Amparo) before a Federal District Judge claiming the unconstitutionality of the tax reform.   After two appeals, on November 15, 2017, the Supreme Court ruled against in some arguments and remanded the case to a lower court, a Circuit Tribunal who will issue the final judgment. Our obligation to pay the tax is presently stayed pending a final ruling from the court. A ruling against us would result in an additional expense and may result in additional expenses in the future. As of December 31, 2018, we have not generated taxable income subject to the 7.5% mining royalty, and have accrued $1.5 million for the 0.5% precious metals royalty.

Estimates relating to new development projects such as our Gold Bar project and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects such as Gold Bar could experience unexpected problems and delays during mine start-up. Any problems or delays, in turn, could result in higher costs or reduced revenue while the problems are addressed.

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of mineralized material to be mined and processed;
•	Changes in input commodity and labor costs;
•	The quality of the data on which engineering assumptions were made;
•	Adverse geotechnical conditions;
•	Availability of an adequate and skilled labor force;
•	Availability, supply and cost of utilities such as water and power;
•	Fluctuations in inflation and currency exchange rates;
•	Changes in metals prices; or
•	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements.

Our development activities, including Gold Bar and Black Fox, may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

For our existing operations, we base our mine plans on geological, metallurgical and engineering assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. There are numerous uncertainties inherent in estimating quantities and qualities of gold, silver and copper and costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges.

Our operations and properties in Canada expose us to additional political risks.

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as "First Nations"). We have mineral projects in Ontario that are or may be in areas with a First Nations presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

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

While we transact most of our business in U.S. dollars, certain expenses, such as labor, operating supplies, and property and equipment, may be denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non‑U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Mexico, Argentina and Canada, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non‑U.S. dollar currencies usually decreases operating costs and property and equipment purchases in U.S. dollar terms in foreign countries.

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

The Los Azules property is located in a remote location that is accessed by 75 miles (120 kilometers) of unimproved dirt road with eight river crossings and two mountain passes above 13,451 feet (4,100 meters). Even assuming that technical difficulties associated with this remote location can be overcome, the significant capital costs required to develop the project may make the project uneconomical.  If the long term price of copper were to remain low or decrease significantly below the current price or capital cost estimates increase significantly, Los Azules may not be feasible for development, and we may have to write‑off the remaining carrying value of the asset. Furthermore, the project’s economic feasibility has not yet been demonstrated through a full feasibility study. The Preliminary Economic Assessment (“PEA”) is preliminary in nature, includes NI 43‑101 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under Industry Guide 7 or NI 43‑101, and there is no certainty that the PEA will be realized.

We may acquire additional exploration-stage properties on which, reserves may never be discovered.

We have in the past and may in the future acquire additional exploration-stage properties. There can be no assurance that we have or will be able to complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

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

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;
•	fluctuations in production costs that may make mining uneconomical;
•	availability of labor, contractors, engineers, power, transportation and infrastructure;
•	labor disputes;
•	potential delays related to social, public health, and community issues;
•	negotiations with aboriginal groups or local populations affecting our efforts to explore, develop or produce gold and silver deposits;
•	unanticipated variations in grade and other geological problems;
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	metallurgical and other processing problems;
•	mechanical and equipment performance problems;
•	industrial accidents, personal injury, fire, flooding, cave‑ins, landslides and other natural disasters; and
•	decrease in reserves or mineralized material due to a lower silver, gold or copper price.

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

While we currently maintain insurance policies to insure against general commercial liability claims and physical assets at our properties in Argentina, Canada, Mexico, and the United States, we do not maintain insurance to cover all of the potential risks associated with our operations. Our other exploration projects have no existing infrastructure for which we insure. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production including bankruptcy of our refiners or other third party contractors which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

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

We are responsible for the reclamation obligations related to disturbances on all our properties. On February 10, 2014, we submitted to the BLM an amendment to the original Plan of operations for the Tonkin Complex that incorporated the final plan for permanent closure, which was approved by the BLM on September 21, 2015, including our $3.6 million estimate of anticipated reclamation requirements, for which a financial guarantee has been put in place. In order for the Company to commence construction at its Gold Bar project, a reclamation bond of $15.0 million was approved by the BLM on August 25, 2017, reflecting an estimate of the anticipated reclamation requirements, for which a financial guarantee has been put in place. As at December 31, 2018, the Company recognized a reclamation obligation of $3.7 million as a result of the disturbances associated with construction initiatives at the Gold Bar mine.

Pursuant to the Black Fox acquisition, which closed in October 2017, we filed three updated closure plans with the Ministry of Northern Development and Mines (“MNDM”). The three updated closure plans included the Black Fox Mine, the Stock Mill, and the Grey Fox Advanced Exploration Project, which have closure costs of C$15.1 million, C$5.2 million, and C$0.4 million, respectively. The updated closure plans were received by the MNDM on September 27, 2017. These financial assurances were satisfied by us through financial guarantees.

Regarding the El Gallo Project, we have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability based on the estimated amount of our reclamation obligations.

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

A portion of our operations and construction projects are currently conducted in whole or in part by contractors, including specifically our operations at the El Gallo Project and Black Fox mine and the construction at the Gold Bar Project. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	Negotiating agreements with contractors on acceptable terms;
•	The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
•	Reduced control and oversight over those aspects of operations which are the responsibility of the contractor;
•	Failure of a contractor to perform under its agreement;
•	Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
•	Failure of a contractor to comply with our standards and policies, as well as with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
•	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions or increased costs.

As of December 31, 2018, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If the employees or contractors at the El Gallo Project, San José, or Black Fox mines were to engage in a strike, work stoppage, or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs, and lost revenue.

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

As of February 20, 2019, Mr. McEwen beneficially owned approximately 23% of our outstanding shares, or 79.2 million of the 344.9 million shares of McEwen Mining common stock. Van Eck Associates Corporation beneficially owns 11.9% of our outstanding common stock.  Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen and/or the other beneficial owner will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

There is no guarantee that the Company will continue to declare distributions to shareholders.

On June 18, 2015, the Board of Directors declared an annual distribution to shareholders of $0.01 per share of common stock, payable semi-annually.  The most recent dividend installment of $0.005 was paid on September 4, 2018. Any determination to continue this distribution on our common stock will be based primarily upon our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, and our Board of Directors’ determination that the distribution to shareholders is in the best interest of our stockholders and in compliance with all laws and agreements applicable to the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We classify our mineral properties into reportable segments consistent with the manner in which they are grouped in Item 8.  Financial Statements and Supplementary Data,  Note 15, Operating Segment Reporting and subdivide them within each segment by their respective stage of development: “production properties”, “advanced-stage properties” and “exploration properties”. Advanced-stage properties consist of properties for which advanced studies and reports have been completed indicating the presence of economically mineable mineralized material or in some cases, proven and probable reserves, and for which we have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “production properties” or “advanced-stage properties” should not suggest that we have proven or probable reserves at those properties as defined by the SEC Industry Guide 7.

The location of our significant production, advanced-stage and exploration properties is described below:

SEGMENT:  MEXICO

The following map depicts the location of our major properties included in the Mexico segment, of which the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project are described in the sections below:

Sinaloa, Mexico

Ciudad Obregon
Fenix Project
Los Mochis
El Gallo Project
Guasave
Guamuchil
Area
Shown
Culiacan
La Paz
Durango
McEwen Mining
NYSE MUX TSX
Mazatlan
McEwen Mining Projects
City / Town
Highway / Road
0
100 Miles
Tepic
N
0
200 KM

The following table summarizes the Company’s land position in Mexico as of December 31, 2018:

Mexico Mineral Property Interest	Claims	Square Miles	Square Kilometers
Fenix Project (including the El Gallo Project)	18	155	400
Other Mexico properties	32	280	726
Total Mexico Properties	50	435	1,126

Production Properties

El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”), Mexico (100% owned)

For detailed information on the El Gallo Project production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own 100% of the El Gallo Project. The El Gallo Project was the open‑pit gold mine and heap leach operation originally known as the Magistral mine. We operated the mine from September 2012 to June 2018, when we ceased active mining. Present activities are limited to residual leaching production that will continue until the end of 2020, as part of the closure and reclamation requirements.

The El Gallo Project consists of 8 sq miles (20 sq km) of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to the El Gallo Project is currently in place.

Location and Access

The El Gallo Project and the surrounding properties are in northwestern Mexico in the western foothills of the Sierra Madre Occidental mountain range, within the State of Sinaloa in the Mocorito Municipality, approximately 60 miles (100 km) by air northwest of Culiacan, the Sinaloa State capital city. The concessions are located approximately 2.5 miles (4.0 km) by road from the town of Mocorito. Access is by paved or well maintained, two-way dirt roads.

Facilities and Infrastructure

The El Gallo Project property has well‑developed infrastructure including electricity, roads, water supply and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, a three stage crushing plant, an ADR process plant with a sulfidation-acidification recovery (“SAR”) circuit added in the first quarter of 2018 and an administrative office. The laboratory is equipped to process all assay samples from the mine, core, chips and soil. The metallurgical lab is capable of determining cyanide leaching amenability and gold and silver recoveries of mineralized material amenable to cyanide leaching.

Advanced-Stage Properties

Fenix Project, Mexico (100% owned)

Overview and History

Five mineralized material areas located inside of our property position have been considered for the Fenix Project and are the basis of the resource estimate reported in the new Preliminary Economic Assessment (“PEA”) filed on July 9, 2018.

The Fenix Project contemplates a two-phase development process. Phase 1 includes the reprocessing of material on the gold heap leach pad at the existing El Gallo Project, and Phase 2 includes the processing of open pit gold and silver mineralization from El Gallo Silver, Palmarito, El Encuentro and Carrisalejo.

The process plant would use conventional and proven mineral processing and precious metals recovery technologies. Phase 1 would have a throughput rate of 5,000 tonnes per day (tpd). During Phase 2 fresh mineralized material from the higher grade silver deposits (El Gallo Silver primarily) would only be processed at a maximum of 3,250 tpd.

Tailings produced during the operation would be stored in a mined-out open pit at the El Gallo Project. As part of this process, tailings deposition would include a delivery system designed to maximize tailings consolidation and water recovery.

During 2019, we expect to complete the feasibility study, and work towards obtaining regulatory approval for a permit amendment to allow for in-pit tailings storage, which is a key feature of the proposed project implementation. A decision to pursue the project has not yet been made.

Access and Location

The Fenix Project is located adjacent to the El Gallo Project and is similarly accessible.

Facilities and Infrastructure

The El Gallo Project infrastructure is used to support current work on the Fenix Project.

In addition, the local power grid is situated approximately 15 km from the Fenix Project, and a new overhead power line would need to be installed to supply grid power to the Fenix Project.

SEGMENT: CANADA

The following map depicts the location of our major properties forming the Canada segment. The segment consists of the Black Fox Mine (which includes Black Fox North, Grey Fox, Froome and Tamarack properties) and the Black Fox Stock Mill (which includes Stock Mill and other exploration projects). Other major exploration properties in this segment include Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster. The location of these properties is shown below:

Ontario, Canada

Area
Shown

McEWEN MINING
NYSE MUX TSX

★ McEwen Mining Projects
● City / Town
— Highway / Road

Davidson
Tisdale
Stock
Black Fox
North
101
Timmins
Matheson
Black Fox
Fuller
Paymaster
Buffalo-Ankerite
0
20 Miles
0
30 KM
N

The following table summarizes the Canada land position of our company as of December 31, 2018:

	Number of	Number of	Square	Square
Canada Mineral Property Interest	PINs	Claims	Miles	Kilometers
Black Fox Mine	30	50	10	25
Black Fox Stock Mill	24	100	10	26
Davidson-Tisdale	14	2	2	5
Fuller	4	—	1	2
Paymaster	15	—	1	2
Buffalo Ankerite	7	—	3	7
Total Canada Properties	94	152	27	67

Production Properties

Black Fox Mine and Stock Mill, Canada (100% owned)

For detailed information on the Black Fox Mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Black Fox Mine refers to the current mining operation and is an underground gold mine. Modern exploration activities at the Black Fox Mine (formerly the Glimmer Mine) started in the late 1990’s, with production initiated by Exall Resources Limited, which operated the mine from 1997 to 2001. Renamed the Black Fox Mine in 2002, there was no gold production until Brigus Gold Corporation (“Brigus”) restarted the mine in early 2009. Primero Mining Corp. (“Primero”) acquired Brigus on March 5, 2014. During the period between 2014 and 2016, the mine produced 151,000 ounces of gold. We acquired the property on October 3, 2017 and continued the commercial operations.

The Black Fox Mine contains 30 mining right PIN’s and 50 unpatented claims totaling 10 sq miles (25 sq km) of mining land. The complex also includes 6 sq miles (16 sq km) of surface land. All land parcels are located within Beatty and Hislop townships in the municipality of Black-River Matheson.

Location and Access

The Black Fox Mine is located 7 miles (11 km) east of Matheson, Ontario, on Highway 101 East. Matheson, in turn, is located approximately 45 miles (72 km) from Timmins, which has a commercial airport. Timmins is approximately 342 miles (550 km) by air north of Toronto. Access to the mine is either by paved or well maintained, two‑way, dirt roads.

The Black Fox Stock Mill is located approximately 17 miles (27 km) from the Black Fox mine. Mineralized material is shipped to the mill from the Black Fox mine by truck.

Geology and Mineralization

The Black Fox Mine is located within the Abitibi greenstone belt. Gold mineralization at the Black Fox Mine occurs in several different geological environments within the main ankerite alteration zone, and generally occurs as: (1) Free gold associated with shallow dipping quartz veins and stockworks in green carbonate and ankerite-altered ultramafic rocks; (2) Gold-bearing pyrite; (3) Gold associated with fine-grained pyrite and (4) Free gold in steeply dipping sigmoidal quartz veins.

Facilities and Infrastructure

The Black Fox Mine property has well‑developed infrastructure including electricity, roads, water supply and high-speed internet access. There are seven fully-serviced modular buildings which support various functions of the underground mine. There is also a maintenance shop, warehouse, compressed air plant, backfill plant and water management facilities. Mineralized material from the Black Fox mine is transported to, and processed at, the Black Fox Stock Mill, which has a nominal processing capacity of 2,500 tpd.

The primary water supply for the Black Fox Mine comes from an on-site fresh water well and water produced from dewatering activities. Current water supplies are adequate to sustain current and planned future operations.

The Black Fox Stock Mill property has well‑developed infrastructure including electricity, roads, water supply and high-speed internet access. There are also two buildings that support security and administration of the Mill. There is an assay lab and several other buildings to support operations and milling, including a hoist house, warehouse and maintenance shop, mine dry building, crusher and conveyor systems and the mill building itself. The site also houses various support structures including storage and generator buildings.

Metal Streaming Agreement

We are obligated to sell 8% of current and future gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Limited (“Sandstorm”) at the lesser of market price or $531 per oz (with inflation adjustments of up to 2% per year) until 2090. We assumed this obligation in connection with our acquisition of the Black Fox mine in 2017 and did not receive the proceeds from the sale of the stream.

Advanced-Stage Properties

Grey Fox, Canada (100% owned)

The Grey Fox project is located 2.2 miles (3.5 km) south of Black Fox Mine, and is directly adjacent to Kirkland Lake Gold’s Hislop mine. Access is either by paved or well maintained, two‑way, dirt roads.

An internal feasibility-level study was completed on the Grey Fox project in early 2015 by Primero, which recommended further development of the deposit. Further advanced project work continued until 2016, when Primero ceased all non-essential expenditures. A final decision to proceed with development has not been made and would be dependent on gold price expectations and overall project economics. We continue examining alternatives to reduce capital and operating costs.

Froome and Tamarack, Canada (100% Owned)

The Froome deposit is located 0.5 miles (0.8 km) west of the Black Fox Mine, whereas the Tamarack deposit is located 0.2 miles (0.3 km) east of the Black Fox Mine. Both deposits are accessible by paved road.

Exploration Properties

Other exploration properties include Black Fox North and the Black Fox Stock Exploration Project, both acquired as part of the Black Fox Mine and the Stock Mill, respectively, in October 2017.

The Black Fox North property is located 2.5 miles (4 km) north of the Black Fox Mine and the Black Fox Stock property is also the site of the former Stock Mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Other exploration properties acquired in connection with our acquisition of Lexam in 2017 include Davidson-Tisdale, Fuller, Paymaster and Buffalo Ankerite.

SEGMENT: MINERA SANTA CRUZ (“MSC”)

The following map depicts the location of our major property included in the MSC segment which is the San José mine.

Santa Cruz, Argentina

Area
Shown

★ McEwen Mining Projects
● City / Town
— Highway / Road

Perito Moreno
San José
Mine
Bajo Caracoles
Gdor, Moyano
Tres Cerros
Tamel Aike
El Salado
0
100 Miles
0
100 KM
N

Production Properties

San José mine, Argentina (49% owned)

For detailed information on the San José mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The San Jose mine is an underground gold and silver mining operation.  We acquired our interest in the San José mine in connection with our acquisition of Minera Andes in January 2012. The property is owned and operated under an option and joint venture agreement (“OJVA”) between Minera Andes (49%) and Hochschild (51%) in the name of MSC. The property was acquired by Minera Andes in 1997, followed by an extensive exploration program from 1997 to 2001, leading to the discovery of the Huevos Verdes and Saavedra West Zones. A feasibility study was completed in October 2005 under the direction of MSC and, following construction, commercial production was declared on January 1, 2008.

The mine is part of a larger property which covers a total area of approximately 1,074 sq. miles. (2,781 sq. km) and consists of 135 mining concessions

Location and Access

The San José property is in the province of Santa Cruz, Argentina, lying approximately between latitude 46°41’S and 46°47’S and longitude 70°17’W and 70°00’W. The mine is 1,087 miles (1,750 km) south‑southwest of the city of Buenos Aires and 217 miles (350 km) southwest of the Atlantic port city of Comodoro Rivadavia. The principal access route to the San José property is a paved highway from Comodoro Rivadavia unto an unsealed 20 mile (32 km) two-lane dirt road section to the mine. Comodoro Rivadavia has regularly-scheduled air services to Buenos Aires. The nearest town is Perito Moreno, which is approximately 19 miles (30 kilometers) west of the San José property.

Geology and Mineralization

The San José property is in the Deseado Massif, which consists of Paleozoic metamorphic basement rocks uncomfortably overlain by Middle to Upper Jurassic bimodal andesitic and rhyolitic volcanics and volcaniclastics. Cretaceous sediments and Tertiary to Quaternary basalts overlie the Jurassic volcanics. The Jurassic Bajo Pobre Formation is the main host of gold and silver vein mineralization at the mine. The formation is comprised of a lower andesite volcaniclastic unit and an upper andesite lava flow and has a maximum thickness of 394 ft. (120 meters). Mineralization in the San José area occurs as low sulfidation epithermal quartz veins, breccias and stockwork systems accompanying normal‑sinistral faults.

Facilities and Infrastructure

Infrastructure at the property consists of camp facilities that can accommodate up to approximately 1,100 personnel, a medical clinic, a security building, a maintenance shop, a laboratory, processing facilities, a mine and process facility warehouse, a surface tailings impoundment, support buildings and mine portals, a change house, a core warehouse, an administration building and offices. The laboratory is equipped to process all assays (core, chips and soil). MSC has installed a satellite‑based telephone/data/internet communication system.

Electricity is provided by an 81 mile (130 km) 132 kV electric transmission line, which connects the San José mine processing facility to the national power grid.

The San José mine is a ramp access underground mining operation.

Exploration Activities

MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations.

During 2018, exploration was focused on Aguas Vivas, Juanita NE , Candy, Scott 1,  Maia, Lita, Maura, Tensional Perla, Tensional EW, Manteca, Tornado, Rml Ayelen, Sigmoide Luli y Antonella SE. In 2019, MSC will continue their exploration efforts to increase their knowledge of the new veins and develop other new veins in the district.

SEGMENT: USA

The following map depicts the location of our major properties in the USA segment, including the Gold Bar project currently under construction and exploration properties which are fully owned by us or subject to joint venture agreements:

Nevada, USA

Area
Shown

Squaw Creek
Project
Winnemucca
80
BMX
Project
Carlin
Elko
Red Ridge
Project
Slaven
Project
Patty
Project
Limo
Project
Tonkin
Project
Gold Bar
Project
New Pass
Project
Austin
Eureka
50
Ely
0
100 Miles
0
100 KM
N

★ McEwen Mining Projects

☆ JV Projects

● City / Town

— Highway / Road

The following table summarizes the land position of our properties in Nevada as of December 31, 2018:

	Number of	Square	Square
USA Mineral Property Interest	Claims	Miles	Kilometers
Gold Bar Complex	1,993	65	168
Tonkin Complex	1,390	45	116
Limo Complex	665	21	56
Battle Mountain Complex (“BMX”)	573	19	48
Other United States Properties	1,300	42	109
Total USA Properties	5,921	192	497

Advanced-Stage Properties

Gold Bar Project, Nevada (100% owned)

Overview and History

Gold Bar is located primarily on public lands managed by the Bureau of Land Management (“BLM”). On October 10, 2017, the Environmental Protection Agency published a Notice of Availability of the Final Environmental Impact Statement (“EIS”) in the Federal Register. After the required review period, the Company received the signed Record of Decision (“ROD”) on the final EIS on November 8, 2017.

The Gold Bar Project is an open pit oxide gold mine with a heap leach pad and gold recovery plant. Project Construction commenced in November 2017 following receipt of the signed ROD.

The property is located within the Battle Mountain-Eureka-Cortez gold trend in Eureka County, central Nevada. The property was previously mined from 1987 to 1994 by Atlas Precious Metals Inc.

On February 15, 2018, we announced the results of an updated Feasibility Study (“FS”). The complete FS is available electronically at our website at www.mcewenmining.com.

Location and Access

The Gold Bar Project is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 miles (48 km) northwest of the town of Eureka, Nevada, primarily in Township 22 North, Range 50 East (N39°48’16.5”; W116°21’09.65”).  The project site is accessed by traveling west on US Highway 50 from Eureka, then north on the Three Bars Road, a gravel, all-weather road maintained by Eureka County. The project area is approximately 15 miles (24 km) from the end of Three Bars Road, and is accessed through unimproved dirt roads that are maintained by the company.

Geology and Mineralization

The project is located in the Battle Mountain‑Eureka mineral belt in a large window of lower‑plate carbonate rocks surrounded by upper‑plate rocks. The lower‑plate carbonates consist of an east‑dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, and Devonian Devils Gate Limestone (from oldest to youngest). Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones which are approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation where it is adjacent to apparent feeder structures. The area where the project is located has “Carlin‑Type” sediment‑hosted gold mineralization characteristics with typical associated alteration (decalcification, silicification).

Facilities and Infrastructure

Construction of the Gold Bar site facilities and infrastructure was completed by year-end. These facilities include mine administration building, process plant support building, on-site power generation plant, and all required water supply equipment and transfer systems. Facilities are commissioned and occupied by operations team.

Gold Bar Project construction began in November 2017. Key completed activities in 2018 include:

•	Engineering and procurement of all materials and capital equipment;
•	Installation of crushing, conveying, and stacking system;
•	Heap leach pad;
•	Process and event ponds;
•	On-site power generation plant and transmission lines;
•	Required water, natural gas, and related supply utilities;
•	Substantial completion of gold process plant and refinery circuit.

Exploration Activities

In December 2017 and through early 2018, a series of near pit limit exploration holes were drilled at the Gold Bar project. We plan to continue with this type of exploration program in 2019.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain‑Eureka Trend in Eureka County, Nevada with approximately 45 sq. miles (116 sq. km). The Tonkin property consists of the Tonkin Springs deposit and the previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bio oxidation to treat refractory sulphide mineralized material. Due to cost escalation and recovery issues, the operation was shut down. The mine site is currently on care-and-maintenance and we continue to advance the reclamation program. We also continue evaluation work with respect to the Tonkin Springs deposit.

SEGMENT: LOS AZULES

Exploration Properties

The following map depicts the location of our major exploration properties in the Los Azules segment in two distinct exploration projects at Los Azules and Chonchones, in the province of San Juan in Argentina.  Los Azules is the more advanced and significant project at this time.

San Juan, Argentina

Area
Shown

Los Azules
Project
Chonchones
Project
Calingasta
Barreal
Chile
Argentina
San Juan
Mendoza
La Cerrada
Project
Lagañoso
Project
0
50 Miles
0
50 KM
N

MCEWEN MINING
NYSE MUX TSX

★ McEwen Mining Projects
● City / Town

The following table summarizes the land position related to Los Azules segment as of December 31, 2018:

	Number of	Square	Square
Argentina Mineral Property Interest	Claims	Miles	Kilometers
Los Azules project	21	123	318
Chonchones project	7	67	173
Lagañoso project	2	19	49
La Cerrada project	7	51	132
Other Argentina properties	8	212	549
Total Argentina Properties	45	472	1,221

Los Azules Copper Project, Argentina (100% owned)

Overview and History

The Los Azules copper project is an advanced‑stage porphyry copper exploration project located in the cordilleran region in the province of San Juan, Argentina near the border with Chile. In 1994, Minera Andes acquired lands in the southern portion of the Los Azules area. Over the years there was additional exploration done by Minera Andes and other companies who owned adjacent properties around Los Azules. We acquired Minera Andes in January 2012.

In 2019, we will be completing environmental studies to gather the requested information to prepare the Environmental Impact Assessment for the next development phase. Previous activities performed were mainly technical site investigations and environmental base line monitoring work, to advance permitting efforts.

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

Exploration Activities

Drilling conditions in the area are difficult, especially due to the presence of highly faulted zones and areas of loose surface scree or talus. Due to snow conditions on two mountain passes on the access road to the site, seasonal exploration typically commences in December and extends into late April or early May. Drilling programs have been undertaken at Los Azules between 1998 and 2014 and in 2017 by four different mineral exploration companies: Battle Mountain Gold (now Newmont Mining Inc.), Mount Isa Mines S.A. (now Glencore Plc.), Minera Andes and McEwen Mining. Drilling, including early reverse circulation programs, focused initially on gold exploration and subsequently on diamond drilling for porphyry style copper mineralization. Drilling activities have been minimal since 2013 as we have focused on baseline studies regarding flora, fauna, water quality and other environmental compliance matters.

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

ITEM 4.  MINE SAFETY DISCLOSURES

At McEwen Mining, safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at McEwen Mining, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

The operation of our Gold Bar mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our Gold Bar mine on a regular basis and may issue citations and orders when it believes a violation has occurred under the Mine Act. While we contract a majority of the mining operations at Gold Bar to an independent contractor, we may be considered an “operator” for purposes of the Mine Act and may be issued notices or citations if MSHA believes that we are responsible for violations.

We are required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 filed with this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of February 20, 2019, there were 344,929,723 shares of our common stock outstanding, which were held by approximately 4,219 stockholders of record.

Transfer Agent

Computershare Investor Services Inc. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262‑0600. The transfer agent in Canada is Computershare Investor Services at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1‑800‑564‑6253.

Shareholder Distribution Policy

On June 18, 2015, our Board of Directors declared the first shareholder distribution, which at that time was characterized as a return of capital since we have accumulated losses from operations and did not have retained earnings. This was the first distribution since inception.  The distribution was declared as $0.01 per share of common stock, payable semi-annually.  Whether future distributions will be declared depends upon our future growth, results of operations and cash needs.

When we issued the semi-annual distributions in 2017, an assessment was made that the distribution would be treated as a return of capital for tax purposes, since we expected to report a net loss and did not have retained earnings. This assessment was the support required to characterize the distributions as return of capital. In light of the US Tax and Jobs Act, enacted on December 22, 2017, we incurred a one-time transition tax in 2017 on earnings of certain foreign subsidiaries that were previously tax-deferred. As a result these distributions in 2017 we recharacterized as dividends. Furthermore, in 2018 and beyond the US Tax and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries.. As a result, we expect to report net income for US tax purposes in 2018, thus distributions have been treated as dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. This information relates to our Amended and Restated Equity Incentive Plan and options assumed in connection with the acquisition of Lexam VG Gold (“Lexam”).

		Weighted‑average	Number of securities
	Number of securities to	exercise price per	remaining available for
	be issued upon exercise	share of outstanding	future issuance under equity
Plan Category	of outstanding options	options	compensation plans
Equity compensation plans approved by security holders	4,242,633	$2.33	5,776,483
Equity compensation plans not approved by security holders(1)	30,184	C$1.79	—
Total	4,272,817		5,776,483

(1)

In connection with the acquisition of Lexam, we assumed stock options covering 54,264 shares of our common stock which are exercisable at a price of C$1.79.  Since the acquisition, 12,811 options have been forfeited and 11,199 options have been exercised.

The options that we assumed in connection with the 2017 acquisition were not approved by our security holders. We are not authorized to issue any additional options under any of these plans.

Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended December 31, 2018 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2013 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2013	2014	2015	2016	2017	2018
McEwen Mining (MUX)	$100	$57	$55	$151	$118	$95
NYSE Arca Gold Bugs Index	100	83	56	92	97	81
NYSE Composite Index	100	104	98	106	123	109

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial data about our company for the last five years. The data has been derived from our audited consolidated financial statements for the years indicated. You should read this data in conjunction with the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements contained in this report. All amounts are stated in thousands of U.S. dollars unless otherwise indicated.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Operating data
Revenue(1)	$128,822	$67,724	$60,388	$72,956	$45,303
(Loss) income on investment in Minera Santa Cruz S.A.	(11,865)	(44)	12,951	2,414	(5,284)
Operating (loss) income(2)	(46,542)	(26,027)	15,347	(49,333)	(410,191)
Other income (expenses)	(1,098)	24	1,959	4,323	(8,922)
Net (loss) income(2)	(44,870)	(10,634)	21,055	(20,450)	(311,943)
Basic and diluted (loss) income per share	$(0.13)	$(0.03)	$0.07	$(0.07)	$(1.05)
Cash distributions per common share	0.010	0.010	0.005	0.010	—

	As at December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data
Cash and cash equivalents	$15,756	$27,153	$37,440	$25,874	$12,380
Investments	3,131	7,971	8,543	1,032	1,082
IVA taxes receivable	1,058	5,250	4,304	10,032	11,739
Inventories	22,039	31,951	26,620	14,975	12,404
Restricted cash	14,685	10,000	—	—	—
Property and equipment, net	114,734	51,046	14,252	15,759	17,896
Mineral property interests	309,145	293,437	242,640	237,245	287,812
Investment in Minera Santa Cruz S.A.	127,814	150,064	162,320	167,107	177,018
Other assets	8,579	15,257	2,199	3,061	2,627
Total assets	$616,941	$592,129	$498,318	$475,085	$522,958
Current liabilities	$36,012	$37,639	$20,581	$22,039	$24,082
Deferred income and mining tax liability	6,426	8,430	23,665	26,899	51,899
Capital lease liabilities, less current portion	4,918	81	—	—	—
Long-term debt	49,206	—	—	—	—
Other long‑term liabilities	34,433	24,706	11,033	7,855	5,763
Shareholders’ equity	485,946	521,273	443,039	418,292	441,214
Total liabilities and shareholders’ equity	$616,941	$592,129	$498,318	$475,085	$522,958

(1)	Includes revenue from the sale of gold and silver from the Black Fox mine, part of the Black Fox Complex acquired in October 2017.
(2)

Includes a non‑cash expense of $711, $50,600, and $353,736 relating to the write‑downs of mineral property interests, and property and equipment in 2017, 2015, and 2014, respectively. Also includes a non‑cash expense of $11,777 and $21,162 relating to the write‑down of our investment in Minera Santa Cruz S.A. in 2015 and 2014 respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion updates our plan of operations as of February 20, 2019 for the foreseeable future.  It also discusses our results of operations for the three fiscal years ended December 31, 2018, 2017 and 2016 and our financial condition as at December 31, 2018 and 2017, with a particular emphasis on the year ended December 31, 2018. With regard to properties or projects that are not in production, we provide some details of our plan of operation.

The discussion also presents certain non‑GAAP financial performance measures, such as earnings (loss) from mining operations, total cash costs, total cash cost per ounce, all‑in sustaining costs, all‑in sustaining cost per ounce, average realized price per ounce, and cash, investments and precious metals, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision‑making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non‑GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non‑GAAP Financial Performance Measures” below, on page 55.

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

2018 Operating and Financial Highlights

Highlights are included below and discussed further in Consolidated Financial Performance:

•

Construction at Gold Bar is near completion and on schedule for inaugural gold production in the first quarter of 2019. During 2018, construction activities at Gold Bar focused on completing the heap leach pad, the crushing and conveying system, and substantial completion of the gold processing plant and refinery circuit.

•

We completed two financings for total gross proceeds of $64.8 million, primarily to complete the construction of the Gold Bar mine in Nevada, and to continue our successful ongoing exploration program at our properties in the Timmins region of Ontario.

•

At year end, we reported $37.8 million in cash and restricted cash, investments and precious metals valued at the London P.M. Fix spot price(1). Restricted cash represents proceeds from a financing that is committed to the 2019 exploration program in Ontario.

•

Our consolidated production was 175,640 gold equivalent ounces, of which 48,928 gold equivalent ounces were produced by the Black Fox mine, 87,607 gold equivalent ounces were produced by the San Jose mine (on a 49% attributable basis), and 39,105 gold equivalent ounces were produced from the El Gallo Project, which included gold recovered from residual leaching.

•	Our consolidated gold and silver sales were $128.2 million, comprised of $62.0 million from the Black Fox mine and $66.2 from the El Gallo Project.

•	We realized average prices of $1,275 per ounce of gold sold by the Black Fox mine (excluding our stream obligations), and $1,279 per ounce of gold sold by the El Gallo Project.

•	The Black Fox mine realized total cash costs of $845 and all-in sustaining costs of $1,137 per gold equivalent ounce.

•	The El Gallo Project realized total cash costs of $733 and all-in sustaining costs of $771 per gold equivalent ounce.

•	The San José mine realized total cash costs of $851 and all-in sustaining costs of $1,061 per gold equivalent ounce.

•	Our investment in MSC yielded a net loss of $11.9 million but paid us $10.4 million in dividends.

•	We reported gross profit of $35.5 million, and a net loss of $44.9 million, or $0.13 per share for 2018.

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 55.

Selected Consolidated Production and Operating Results

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, unless otherwise indicated)
Gold and silver sales El Gallo Project	$10,852	$12,472	$66,151	$55,845	$60,388
Gold and silver sales Black Fox mine	$15,581	$11,620	$62,024	$11,620	$—
Income (loss) on investment in MSC, net of amortization	$(4,415)	$491	$(11,865)	$(44)	$12,951
Net (loss) income	$(20,989)	$2,169	$(44,870)	$(10,634)	$21,055
Net (loss) income per common share	$(0.06)	$0.01	$(0.13)	$(0.03)	$0.07
Consolidated gold ounces(1):
Produced	29.4	48.6	135.2	109.9	101.5
Sold	34.4	33.3	149.6	102.4	97.6
Consolidated silver ounces(1):
Produced	820	927	3,033	3,179	3,304
Sold	812	906	3,039	3,209	3,487
Consolidated gold equivalent ounces(1)(2):
Produced	40.3	61.0	175.6	152.3	145.5
Sold	45.2	45.4	190.1	145.2	144.0
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Includes attributable production from our 49% owned San José mine.
(2)	Silver production is presented as a gold equivalent. Gold equivalent ounces calculations approximate prevailing spot prices at the beginning of the year.

Consolidated Financial Performance

Despite the 57% increase in operating profit obtained from Black Fox and residual leaching at the El Gallo Project, we reported a net loss of $44.9 million, or $0.13 per share in 2018, compared to a net loss of $10.6 million, or $0.03 per share, in 2017. The $44.9 million net loss was primarily the result of the following factors:

•	A significant increase in our exploration activities in Canada, coupled with higher exploration expenditures in the U.S.

•

A significant increase in net loss reported by MSC, due to 4% and 5% decreases in the number of ounces of gold and silver sold respectively, coupled with 1% and 10% decreases in the average realized prices of gold and silver, respectively, and the effect of the Argentine export tax implemented in the third quarter of 2018.

•	A decrease in our gross profit margin, from 33% in 2017 to 28% in 2018.

•	An increase of general and administrative expenses primarily due to higher overhead from the development of Gold Bar, partly offset by a reduction of costs associated with corporate initiatives.

•	A significant decrease in income and mining taxes recovery as a result of one time benefits resulting from the tax reforms put in place by the U.S. and Argentine governments in 2017.

Our cash, cash equivalents and restricted cash at year end 2018 was $30.5 million, which is a decrease from the $37.2 million at year end 2017.

Results of Consolidated Operations

Year ended December 31, 2018 compared to 2017

Revenue

Consolidated sales of gold and silver increased by 90%, from $67.5 million in 2017 to $128.2 million in 2018, due to $50.4 million in additional gold sales contributed by the Black Fox mine, coupled with a $10.3 million increase in gold and silver sales at the El Gallo Project. The Black Fox mine was acquired in October 2017 thus, only fourth quarter gold sales were included in the 2017 comparable period. The increase in gold and silver sales at the El Gallo Project was accomplished through the drawdown of the bullion inventory held at December 31, 2017.

Production costs applicable to sales

Consolidated production costs applicable to sales increased to $93.3 million in 2018, from $45.2 million in 2017, due to $46.0 million additional production costs reported by the Black Fox mine as a result of the higher number of ounces sold in 2018, as explained above, coupled with a $2.1 million increase in production costs reported by the El Gallo Project. The increase in production costs applicable to sales at the El Gallo Project was consistent with the higher sales volume.

Operating Income (Expenses)

Mine development costs, which relate to engineering and development expenditures incurred at our advanced-stage properties, changed slightly to $3.7 million in 2018 from $3.8 million in 2017. Mine development costs in 2018 were entirely comprised of $3.7 million incurred at the Fenix Project in Mexico, whereas in 2017 mine development costs were comprised of $3.1 million at the Gold Bar Project in Nevada, and $0.7 million at the Fenix Project in Mexico.

Exploration costs in 2018 increased to $34.8 million from $17.7 million in 2017. The increase is mainly due to a $19.8 million and $3.0 million increase in exploration expenditures incurred in Canada and the U.S., respectively; partly offset by a $3.4 million and $1.9 million decrease in exploration costs at Mexico and Argentina, respectively.

General and administrative expenses increased to $23.2 million in 2018, from $18.9 million in 2017, primarily due to higher overhead from the development of the Gold Bar Project, partly offset by a reduction of costs associated with corporate initiatives.

In 2018, we recognized a net loss of $11.9 million from our investment in MSC, compared to a net loss of $0.1 million in 2017. The higher net loss recorded during 2018 was driven primarily by a $21.7 million decrease in sales, due to 4% and 5% decreases in the number of ounces of gold and silver sold respectively, coupled with a 10% decrease in the average realized price of silver. Other significant items contributing to the increased net loss from MSC are the effect of Argentine export tax implemented in the third quarter of 2018, and the write-off of the receivables owed by Republic Metals, the U.S. gold refiner which filed for Chapter 11 bankruptcy in November 2018. Please refer to the section Results of Operations – MSC Segment below, for further details.

The revision of estimates and accretion of asset retirement obligations increased to $3.5 million in the 2018 period, from

$2.1 million in 2017, primarily due to a full year accretion expense from Black Fox, and an increase in the obligations for our other exploration properties in Canada and the U.S.

Other income (expense)

Other expense was $1.1 million in 2018, compared to other income of $0.1 in 2017. The increase in other expense was mainly due to $1.6 million in interest expense and a $3.3 million loss on investments, partly offset by a $3.9 million gain in foreign exchange reported in 2018.

Recovery of income taxes

Recovery of income and mining taxes decreased from $15.4 million in 2017 to $2.8 million in 2018 as a result of one-time benefits recognized in 2017 resulting from the tax reforms put in place by the U.S. and Argentine governments.

Year ended December 31, 2017 compared to 2016

Revenue

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

Production costs applicable to sales

Consolidated production costs applicable to sales increased to $45.2 million in 2017 from $28.1 million in 2016, due to $9.9 million production costs attributable to the Black Fox mine, which as noted above was acquired in October 2017, and $7.2 million higher production costs reported by the El Gallo 1 mine.  The increase in production costs applicable to sales at the El Gallo 1 mine was due to the increase in the number of tonnes processed, coupled with higher number of waste tonnes removed in the year, as well as costs incurred due to the mechanical failure of the crushing circuit that occurred during the third quarter of 2017.

Operating Income (Expenses)

Mine development costs changed slightly to $3.8 million in 2017 from $3.9 million in 2016.

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

Income from our investment in MSC decreased significantly from $13.0 million in 2016 to a $0.1 million loss in 2017, primarily due to the loss of government tax incentives in late 2016.  MSC’s decrease in gold and silver sales, coupled with higher production costs applicable to sales, and the increase in exploration costs and capital expenditures, also contributed to the overall decrease in income.  Please refer to the section Results of Operations – MSC Segment below, for further details.

An impairment charge of $0.7 million was recorded in 2017, to write-down property and equipment in Mexico.

The revision of estimate and accretion of asset retirement obligation increased to $2.1 million in 2017, from $0.6 million in 2016 primarily from an increase in the revision of the Timmins obligation.

Other income (expenses)

Other income decreased to $0.1 million in 2017 from $2.0 million in 2016, primarily due to higher interest expense recorded in 2017, coupled with the increase in unrealized loss on derivatives. These factors were partly offset by a $0.8 million increase in gain on sale of marketable securities reported during the year.

Recovery of income taxes

Recovery of income taxes increased from $3.7 million in 2016 to $15.4 million in 2017,  as a result of the U.S. and Argentine Government tax reforms, which will significantly reduce future taxes so long as they remain in effect, along with fluctuations in tax benefits related to exploration spending at Los Azules, and the devaluation of the Argentina peso during the year.  Also contributing to the deferred tax recovery was the recognition of a deferred tax asset, to the extent of the deferred tax liability recognized on the acquired mineral property interests of the Gold Bar project, in the amount of $6.4 million.

Liquidity and Capital Resources

We had working capital of $23.4 million at December 31, 2018, which consisted of $59.4 million of current assets and $36.0 million of current liabilities, compared to $49.2 million working capital reported at year-end 2017. Within current assets we have $14.7 million of restricted cash, which represents funds committed to the exploration program in Ontario, as a result of completing our flow-through financing.

The $25.8 million decrease in working capital was the net result of increased cash used in operating activities, coupled with construction costs at Gold Bar, which were partly offset by proceeds from higher number of ounces of gold and silver sold, proceeds from the $50.0 million loan facility, and proceeds from the issuance of flow-through common shares. Overall, our cash balance (including restricted cash) decreased to $30.5 million at December 31, 2018, from $37.2 million at December 31, 2017.

We believe that our working capital at December 31, 2018, combined with forecasted working capital to be generated over the next 12 months, will be sufficient to satisfy our obligations due in the next 12 months, and to fund ongoing operations and corporate activities.

We continue to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox, our other Timmins projects, and the Fenix Project in Mexico. If our working capital is not sufficient to advance these projects, we will defer one or more of these initiatives. Furthermore, if we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. In such case, we would consider several financing methods, which may include incurring additional debt, issuing additional equity, equipment leasing, and other forms of financing.

Net cash provided by operations was $0.5 million for 2018, compared to net cash used in operations of $27.6 million for 2017, while net cash provided by operations was $7.4 million for 2016. The significant changes from one year to the next are summarized as follows:

•

$128.8 million cash received from revenues in 2018, compared to $67.7 million in 2017, and $59.5 million in 2016, as a result of increased sales from a full year of operations of the Black Fox mine, and higher number of ounces of gold sold at higher average realized price by the El Gallo Project in 2018;

•	$8.3 million VAT collected in Mexico in 2018, compared to $5.9 million collected in 2017, and $9.5 million collected in 2016;
•

$126.8 million cash paid to suppliers and employees in 2018, compared to $95.9 million in 2017 and $52.3 million in 2016, due to significantly higher production costs after the acquisition of Black Fox, construction at Gold Bar, and exploration expenses; and

•	$1.9 million cash paid in interests in 2018, compared to $nil in 2017 and 2016.

Cash used in investing activities was $69.3 million in 2018, compared to $22.3 million in 2017, while cash provided by investing activities was $7.6 million in 2016, primarily due to the following factors:

•	$19.0 million expenditures on mineral property interests in 2018 primarily related to underground development at the Black Fox complex, compared to $3.5 million in 2017 and $6.0 million in 2016;
•	$62.3 million expenditures on property and equipment, mostly at the Gold Bar project, compared to $5.1 million and $1.2 million in 2017 and 2016, respectively;
•	$1.4 million expenditures on investments in 2018, compared to $nil in 2017, and $4.4 million in 2016;
•	$2.9 million in proceeds from sale of investments in 2018, compared to $2.2 million and $0.5 million in 2017 and 2016, respectively.

•	$10.4 million dividends received from MSC in 2018, compared to $12.2 million and $17.7 million in 2017 and 2016 respectively; and
•

No investments in business acquisitions in 2018, compared to $27.3 million incurred for the acquisition of Black Fox, and $0.8 million for the acquisition of Lexam VG Gold in 2017, and no investments in business acquisitions in 2016.

Financing activities provided $60.4 million in 2018, compared to $49.7 million provided in 2017, while cash used in financing activities was $3.2 million in 2016, primarily due to:

•

Net proceeds of $49.1 million from the issuance of a senior loan facility executed in August 2018, compared to $43.2 million of net proceeds from an equity issuance in 2017, while no similar financing transactions occurred in 2016. For detailed information on the senior loan facility executed in August 2018 refer to Item 8. Financial Statements and Supplementary Data, Note 22, Debt;

•

Net proceeds of $14.1 million from the issuance of flow-through common shares completed on December 20, 2018, compared to net proceeds of $9.4 million from a similar transaction executed in 2017, while no similar financing occurred in 2016;

•	$0.2 million proceeds from stock options exercised in 2018, compared to $0.1 million and $3.7 million in 2017 and 2016, respectively; and
•	$3.4 million return of capital to our shareholders in 2018, compared to $3.1 million in 2017, and $3.0 million in 2016.

At-the-market (“ATM”) Stock Offering

Pursuant to an equity distribution agreement dated November 8, 2018, we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the year ended December 31, 2018, we utilized the ATM offering to issue an aggregate of 514,897 shares of common stock for gross and net proceeds of approximately $0.9 million. As of December 31, 2018, approximately $89.1 million remained available for issuance under this ATM stock offering program.

Results of Operations—Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Mining and crushing activities ceased during the second quarter of 2018. Prior to cessation El Gallo 1 was a mature operation, at which we mined and depleted various pits during its operating life. Current activities are limited to residual leaching production that will continue until the end of 2020 as part of closure and reclamation.

Overview

The following table sets out total production and sales, and average realized prices for El Gallo 1 for the three months ended December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016:

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	—	373	823	1,160	1,048
Average grade gold (gpt)	—	2.19	1.43	1.77	1.32
Tonnes of mineralized material processed	—	495	830	1,399	1,108
Average grade gold (gpt)	—	2.59	1.51	2.07	2.14
Gold ounces:
Produced	5.6	19.8	39.0	46.4	54.9
Sold	8.8	9.7	51.6	44.2	48.7
Silver ounces:
Produced	2.5	6.0	9.1	18.6	25.3
Sold	4.6	1.7	13.4	23.7	17.6
Gold equivalent ounces(1):
Produced	5.6	19.9	39.1	46.7	55.3
Sold	8.9	9.7	51.8	44.5	48.9
Net sales	$10,852	$12,472	$66,151	$55,845	$60,388
Average realized price ($/ounce)(2):
Gold	$1,221	$1,280	$1,279	$1,255	$1,235
Silver	$14.48	$16.75	$15.85	$17.40	$16.77
London average price ($/ounce):
P.M. Fix Gold	$1,226	$1,276	$1,268	$1,257	$1,251
Fix Silver	$14.55	$16.73	$15.71	$17.05	$17.14
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1

(1)	Silver production presented as a gold equivalent.
(2)

Average realized price is a non‑GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 55 for additional information, including definitions of these terms.

Tonnes mined represent tonnes of mineralized material extracted, while tonnes processed represent tonnes of mineralized material crushed and placed on the leach pads. The difference between tonnes mined of 822,805 and tonnes processed of 830,267 for 2018 corresponds to mineralized material taken from stockpiled inventory. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of the mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at El Gallo 1) to December 31, 2018 including residual heap leaching activities following the cessation of mining activities in the second quarter, is estimated at 61%.

Gold and silver production

2018 compared to 2017

•

Production decreased to 39,106 gold equivalent ounces in 2018, from 46,694 ounces produced in 2017. The decrease in production was expected as the operation moved to residual leaching in June 2018, when our pits were depleted and we ceased mining and crushing activities.

•

Lower grades of mineralized material mined and processed also contributed to the decrease in production. During 2018 we processed mineralized material with an average grade of 1.51 gpt whereas in 2017 the average grade of the mineralized material processed was 2.07 gpt.

2017 compared to 2016

•

While a decrease in production in 2017 was expected, the drop exceeded our expectations, since we commenced mining from the higher strip deeper pits, with an increased amount of sulfide transitional mineralization during that year. In addition, operational issues affecting the crushing circuit during the third quarter of 2017 resulted in additional challenges to our Mexican operation; however successful mining to the ultimate bottom of the Samaniego pit and the addition of a portable crusher to increase the normal crushing capacity available during the fourth quarter of 2017 compensated for the production shortfall.

•

Average grades of material processed during the year ended December 31, 2017 were 2.07 g/t, compared to 2.14 g/t in 2016, while for the fourth quarter of 2017, grades of material processed averaged 2.59 g/t compared to 1.46 g/t obtained in the same quarter in 2016.

Gold and silver sales

2018 compared to 2017

•

Revenue from sale of gold and silver at El Gallo 1 increased by 18% to $66.2 million in 2018, compared to $55.8 million in 2017, due to a 16% increase in gold equivalent ounces sold in 2018, coupled with a 2% increase in average realized prices of gold when compared to 2017. The increase in gold equivalent ounces sold at El Gallo 1 in 2018 was accomplished through the drawdown of the bullion inventory held at December 31, 2017.

2017 compared to 2016

•

Revenue from sale of gold and silver at the El Gallo 1 mine decreased by 8% to $55.8 million, from $60.4 million in the same period of 2016, due to a 9% decrease in gold equivalent ounces sold in 2017, slightly offset by a 2% and 4% increase in average realized prices of gold and silver, respectively, when compared to 2016.

Total Cash Costs and All‑In Sustaining Costs

The following table summarizes our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo 1:

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, unless otherwise stated)
El Gallo 1
Total cash costs(1)	$7,552	$11,064	$37,919	$35,198	$25,609
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$849	$1,135	$733	$791	$524
All‑in sustaining costs(1)	$7,807	$12,189	$39,879	$40,437	$29,818
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$877	$1,251	$771	$909	$610
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1

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

2018 compared to 2017

Total cash costs per gold equivalent ounce for the year ended December 31, 2018 were $733 compared to $791 for the year of 2017, due to decreased activities resulting from the cessation of mining and crushing operations. On an aggregate basis, total cash costs at El Gallo 1 increased to $37.9 million in 2018, compared to $35.2 million in 2017,  primarily due to a greater number ounces sold in 2018, compared to 2017.

During the year ended December 31, 2018, El Gallo 1 reported all-in sustaining costs of $771 per gold equivalent ounce, compared to $909 in 2017. On an aggregate basis, all-in sustaining costs slightly decreased to $39.9 million in 2018, from $40.4 million in 2017, despite the increase in total cash costs explained above, which was totally offset by a 64% decrease in on-site exploration expenses.

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

Advanced-Stage Properties – Fenix Project

During 2018, we spent $3.7 million on activities required to advance the Fenix Project. During 2019, we expect to complete the feasibility study, and work towards obtaining regulatory approval for a permit amendment to allow for in-pit tailings storage, which is a key feature of the proposed project implementation.

The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

In conjunction with our capital allocation strategy, the Board of Directors has approved the evaluation of the potential sale of our Mexican business unit including all the fixed assets and mineral interests. If the sale is complete, the net proceeds from sale would be used to fund development of our other assets and to retire a portion of our debt.

Results of Operations - Canada Segment

The Canada segment is composed of the Black Fox Complex, which includes the fully operational Black Fox gold mine and the Grey Fox, Tamarack and Froome advanced-stage exploration projects, the Black Fox Stock Mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The following table sets out total production and sales and average realized prices for the Black Fox mine for the three months and year ended December 31, 2018. Since the mine was acquired in October 2017, only fourth quarter data is included for the year ended December 31, 2017.

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	56	81	256	81		—
Average grade gold (gpt)	5.98	6.20	5.84	6.20		—
Tonnes of mineralized material processed	54	79	263	79		—
Average grade gold (gpt)	6.07	6.47	5.58	6.47		—
Gold ounces:
Produced	11.2	14.3	48.9	14.3		—
Sold, excluding stream	12.4	8.9	46.9	8.9
Sold, stream	0.8	0.5	4.1	0.5		—
Sold, including stream	13.2	9.4	51.0	9.4
Silver ounces:
Produced	0.6	0.8	2.9	0.8		—
Sold	—	—	—	—		—
Gold equivalent ounces(1):
Produced	11.2	14.3	48.9	14.3		—
Sold, excluding stream	12.4	8.9	46.9	8.9		—
Sold, including stream	13.2	9.4	51.0	9.4		—
Net sales, excluding stream	$15,133	$11,339	$59,834	$11,339		$—
Net sales, stream	$448	$281	$2,190	$281		$—
Net sales, including stream	$15,581	$11,620	$62,024	$11,620		$—
Average realized price ($/ounce)(2):
Gold, excluding stream	$1,225	$1,275	$1,275	$1,275	$
Gold, stream	$540	$531	$539	$531		$—
Gold, including stream	$1,182	$1,233	$1,216	$1,233	$
Silver	$14	$—	$14	$—		$—
London average price ($/ounce):
P.M. Fix Gold	$1,226	$1,276	$1,268	$1,257		$1,251
Fix Silver	$14.55	$16.73	$15.71	$17.05		$17.14
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1		75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non‑GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 55 for additional information, including definitions of these terms.

2018 Gold and silver production and sales

•

Production for 2018 was 48,928 gold equivalent ounces consisting of 48,889 ounces of gold and 2,850 ounces of silver, compared to 14,279 gold equivalent ounces, consisting of 14,268 ounces of gold and 804 ounces of silver in the fourth quarter of 2017.

•

Sales revenue from the Black Fox mine was $62.0 million in 2018, compared to $11.6 million in fourth quarter of 2017, as a result of the sale of 50,988 ounces of gold and 43 ounces of silver during the year. The average realized price of gold was $1,216 per ounce in 2018, compared to $1,233 per ounce in the fourth quarter of 2017. The London P.M. Fix Gold average for 2018 was $1,268, compared to $1,276 noted during the last quarter of 2017. The difference in our average realized price and the market price was due to the streaming agreement, see Item 8. Financial Statements and Supplementary Data, Note 13, Commitments and Contingencies.

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

Total Cash Costs and All-In Sustaining Costs

The following table presents a summary of our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the Black Fox mine:

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, unless otherwise stated)
Total cash costs(1)	$11,384	$8,151	$43,095	$8,151	$—
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$864	$865	$845	$865	$—
All‑in sustaining costs(1)	$14,147	$12,432	$57,970	$12,432	$—
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$1,074	$1,319	$1,137	$1,319	$—
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1

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

2018 compared to 2017

Total cash costs per gold equivalent ounce for 2018 was $845, compared to $865 in the fourth quarter of 2017. On an aggregate basis, total cash cost recorded by the Black Fox mine was $43.1 million in 2018, compared to $8.2 million in the fourth quarter of 2017. Total cash costs per gold equivalent ounce mostly comprised underground mining costs, milling costs, and on-site general and administrative expenses.

During 2018, the Black Fox mine reported all-in sustaining costs of $1,137 per gold equivalent ounce, compared to the $1,319 all-in sustaining costs per gold equivalent ounce in the last quarter of 2017.  Further, the aggregate all-in sustaining cost recorded in 2018 was $58.0 million, which in addition to cash costs included $9.5 million for underground mine development, $2.6 million for exploration costs, and $2.0 million in capital expenditures incurred during 2018. This is compared to the aggregate all-in sustaining costs of $12.4 million in the last quarter of 2017.

Exploration Activities – Timmins

Black Fox mine and Stock Mine Properties

Over 100,000 meters of surface exploration drilling was conducted in 2018. We aggressively evaluated the gold potential of a dozen targets distributed along the Destor-Porcupine Fault. Favorable results led to additional in-fill drilling campaigns at Froome, Tamarack and Stock East, resulting in the estimation and reporting of updated estimates of mineralized material in early September 2018, and the recognition of multiple new gold occurrences that warrant follow-up drilling in 2019 which will be financed by the funds raised in our flow-through financing completed in December 2018.

In addition, over 18,000 meters of underground exploration drilling was also completed within the active Black Fox Mine workings. The majority of this underground drilling was devoted to two basic assessment programs:

•	Drilling from the eastern limits of the mine infrastructure to assess and grow the limits of the Tamarack base metal-gold system
•	The majority of the drilling operations after the first quarter tested the depth extensions of the lower ore deposit

Underground exploration work scheduled for 2019 will be primarily dedicated to advancing our understanding of i) the western flank; and ii) the depth potential of Black Fox mine’s main ore system below existing development at the mine’s 820 m Level, which is the bottom of our existing workings.

Results of Operations - MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

The following table presents total production and sales and average realized prices for the San José mine for the three months ended December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, on a 100% basis. Also included at the bottom of the table are certain production figures on a 49% attributable basis, representing our interest.

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of mineralized material mined	144	152	527	527	533
Average grade (gpt):
Gold	5.7	7.1	6.5	7.0	6.7
Silver	405	492	450	483	512
Tonnes of mineralized material processed	147	145	556	533	536
Average grade (gpt):
Gold	6.2	7.3	6.2	6.7	6.3
Silver	401	465	397	436	444
Average recovery (%):
Gold	87.9	87.8	87.2	87.4	87.8
Silver	88.0	86.8	86.8	86.3	87.4
Gold ounces:
Produced	25.7	29.6	96.6	100.5	95.0
Sold	25.3	29.0	95.9	99.6	99.8
Silver ounces:
Produced	1,666	1,877	6,165	6,448	6,691
Sold	1,647	1,845	6,175	6,501	7,081
Gold equivalent ounces(1):
Produced	47.9	54.7	178.8	186.4	184.2
Sold	47.3	53.6	178.3	186.3	194.2
Net sales	$54,618	$65,193	$205,366	$227,093	$235,961
Gross average realized price ($/ounce)(2):
Gold	$1,274	$1,274	$1,246	$1,264	$1,242
Silver	$14.94	$16.53	$15.16	$16.88	$17.28
London average price ($/ounce):
P.M. Fix Gold	$1,226	$1,276	$1,268	$1,257	$1,251
Fix Silver	$14.55	$16.73	$15.71	$17.05	$17.14
Silver : gold ratio(1)	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	12.6	14.5	47.3	49.2	46.6
Silver	816	920	3,021	3,159	3,278
Gold equivalent(1)	23.5	26.8	87.6	91.4	90.3

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized prices is a non‑GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on page 55 for additional information, including the definition of these terms.

Gold and silver production

2018 compared to 2017

•

Gold production in 2018, on a 100% basis, was 96,595 ounces, compared to 100,475 ounces produced in 2017.  The lower number of ounces produced during 2018 was the result of an 8% decrease of the average grade of gold in the mineralized material processed, partly offset by a 4% increase in the tonnes of mineralized material processed during 2018, when compared to 2017.

•

Silver production during 2018, on a 100% basis, was 6,164,685 ounces, 4% lower than the 6,447,657 ounces produced in 2017. The decrease was due to a 9% decrease of the average grade of silver in the mineralized material processed, partly offset by a 4% increase in the tonnes of mineralized material processed during 2018, when compared to 2017.

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

Gold and silver sales

2018 compared to 2017

•

During 2018, net sales decreased by 10% to $205.4 million, from $227.1 million in 2017, due to 4% and 5% decreases in the number of ounces of gold and silver sold respectively, coupled with 1% and 10% decreases in the average realized prices of gold and silver respectively, in 2018, when compared to 2017.

•

Sales volumes in 2018 decreased to 95,948 ounces of gold and 6,174,758 ounces of silver, compared to 99,634 ounces of gold and 6,501,401 ounces of silver sold in 2017. Sales volumes in 2018 were lower than in 2017 due to the lower production outputs explained above.

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

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$38,610	$37,472	$151,779	$156,348	$147,478
All‑in sustaining costs(1)	47,891	44,374	189,196	191,439	185,324

San José mine - 49% basis
Total cash costs(1)	$18,919	$18,362	$74,373	$76,610	$72,264
Total cash costs per ounce sold ($/ounce)(1):
Gold	$876	$713	$897	$847	$751
Silver	$10.00	$9.06	$10.64	$11.07	$10.24
Gold equivalent(2)	$817	$699	$851	$839	$760
All‑in sustaining costs(1)	$23,467	$21,744	$92,707	$93,805	$90,809
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,087	$920	$1,118	$1,058	$944
Silver	$12.41	$11.68	$13.27	$13.83	$12.87
Gold equivalent(2)	$1,013	$828	$1,061	$1,027	$954
Silver : gold ratio(2)	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1

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

2018 compared to 2017

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC increased to $851 in 2018 from $839 in 2017, due to the impact of the Argentine export tax implemented in the third quarter of 2018, partly offset by decreases in on-site general and administrative expenses and commercial discounts.

On a 100% basis, total cash costs decreased to $151.8 million in 2018 from $156.3 million during 2017, mainly due to the decrease in the number of ounces of gold and silver sold, coupled with decreases in on-site general and administrative expenses and commercial discounts, partly offset by the impact of the Argentine export tax implemented in the third quarter of 2018.

On a 100% basis, total all-in sustaining costs per gold equivalent ounce sold by MSC increased to $1,061 in 2018, compared to $1,027 per gold equivalent ounce in 2017. On an aggregate basis, all-in sustaining costs decreased from $191.4 million in 2017 to $189.2 million in 2018, due to lower cash costs, as noted above, coupled with lower sustaining underground mine development expenses, partly offset by higher sustaining capital expenditures in 2018.

2017 compared to 2016

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC increased by 10% to $839 in 2017 from $760 in 2016, due to higher production costs applicable to sales including higher labor costs and higher inflation, partly offset by the decrease in commercial discounts and refining, smelting and transportation costs. In addition, during 2017, MSC sold a lower number of gold equivalent ounces, which contributed to the increase of the per ounce cost when compared to 2016.

On a 100% basis, total cash costs increased by 6% to $156.3 million in 2017 from $147.5 million during 2016, mainly due to higher production costs applicable to sales driven by higher labor costs and the impact of inflation, partly offset by the devaluation of the Argentina peso against the U.S. dollar. Labor costs were higher in 2017 due to the combined effect of salary increases and additions to the labor force at the mine early in the year. Further, higher total cash costs were the result of the increase in on-site general and administrative expenses, partly offset by lower commercial discounts and lower refining, smelting and transportation costs compared to the 2016 period.

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

Investment in MSC (49% owned)

Our 49% attributable share of operations from our investment in MSC was loss of $11.9 million in 2018, compared to a loss of $0.1 million in 2017. The $11.9 million loss for the year ended December 31, 2018 is net of the amortization of the fair value increments arising from the purchase price allocation recorded as part of the acquisition of Minera Andes of $9.7 million and related deferred income tax recovery of $7.9 million.

Besides the significant decrease in net sales in 2018 explained above, other significant items contributing to the increased net loss from MSC are the effect of Argentine export tax implemented in the third quarter of 2018, and the write-off of the receivable owed from Republic Metals, the U.S. gold refiner which filed for Chapter 11 bankruptcy in November 2018.

Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso‑denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

A summary of the operating results from MSC for the years ended December 31, 2018, 2017, and 2016 is as follows:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Minera Santa Cruz S.A. (100% basis)
Net sales	$205,366	$227,093	$235,961
Production costs applicable to sales	(178,089)	(177,180)	(173,679)
Other operating expenses	(21,083)	(20,956)	(21,770)
Other (expenses) income	(15,801)	(15,657)	10,425
Net (loss) income before tax	$(9,607)	$13,300	$50,937
Current and deferred taxes	(10,934)	(18,050)	(18,363)
Net (loss) income	$(20,541)	$(4,750)	$32,574

Portion attributable to McEwen Mining Inc. (49% basis)
Net (loss) income	$(10,065)	$(2,328)	$15,961
Amortization of fair value increments	(9,730)	(9,632)	(12,274)
Income tax recovery	7,930	11,916	9,264
(Loss) income from investment in MSC, net of amortization	$(11,865)	$(44)	$12,951

Changes in our investment in MSC for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Investment in MSC, beginning of the period	$150,064	$162,320
Attributable net loss from MSC	(10,065)	(2,328)
Amortization of fair value increments	(9,730)	(9,632)
Income tax recovery	7,930	11,916
Dividend distribution received	(10,385)	(12,212)
Investment in MSC, end of the period	$127,814	$150,064

During 2018, we received $10.4 million in dividends from MSC, compared to $12.2 million in 2017.

Results of Operations – U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar Project (“Gold Bar”), a development-stage property located in Nevada, U.S., and other early stage exploration properties.

Development-stage Properties – Gold Bar

During 2018, construction activities at Gold Bar focused on completing the heap leach pad, the crushing and conveying system, and substantial completion of the gold processing plant and refinery circuit.

Site buildings and infrastructure are complete and occupied. Mining, crushing, loading of the heap leach pad, and parts of the processing plant are active. Remaining construction items include onsite laboratory installation, ongoing commissioning and electrical and instrumentation works in both the gold process plant and refinery building. We have developed this project as an open pit, heap leach pad operation targeting commercial production in the first quarter of 2019.

To date, 138,241 tonnes of mineralized material have been mined, with 119,417 stockpiled at a grade of 0.6 gpt and 18,824 tonnes of mineralized material on the leach pad at a grade of 0.5 gpt. A total of 3,377,687 million tonnes of waste have been removed relating to pre-stripping. Cumulative to date, we have capitalized $72.4 million to construction in progress.

During the first three years of operation beginning with 2019, Gold Bar is projected to produce approximately 55,000, 74,000 and 68,000 ounces of gold respectively.

An updated Feasibility Study (“FS”) was announced on February 15, 2018. Subsequently, during the third quarter of 2018, we announced an updated and increased resource estimate reflecting changes since the last Gold Bar Feasibility Study. The complete FS and the updated and increased resource estimate is available electronically at our website at www.mcewenmining.com.

Exploration Activities – Nevada

During 2018, we spent $5.2 million on exploration activities in Nevada, primarily at Gold Bar where we spent $4.5 million. Exploration activities in Nevada included drilling, field mapping and other geochemical reconnaissance work. This is compared to the $2.1 million spent in early stage exploration activities in 2017.

Results of Operations—Los Azules Segment

The Los Azules segment is composed of the Los Azules project, a copper exploration project located in San Juan, Argentina.

Los Azules Project

For the 2017-2018 exploration season at Los Azules, we forecasted $8.9 million in expenditures, of which we spent $6.0 million during 2018. The activities performed were mainly technical site investigations and environmental base line monitoring work, to advance permitting efforts.

During the third quarter of 2017 we completed a Preliminary Economic Assessment (“PEA”), results of which were announced on September 7, 2017. The complete PEA is available at our website at www.mcewenmining.com.

Commitments and Contingencies

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 31, 2018, and excludes amounts already recorded on the Consolidated Balance Sheets, other than reclamation costs and long term debt:

	Payments due by period
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations (office rent)	$374	$322	$263	$252	$256	$143	$1,610
Operating lease obligations (mining and surface rights)	2,524	453	460	460	454	—	4,351
Exploration (including $14.9 million flow-through shares)	15,115	—	—	—	—	—	15,115
Construction	6,044	—	—	—	—	—	6,044
Reclamation costs(1)	726	1,561	2,890	5,860	141	33,211	44,389
Long-term debt	4,875	14,725	41,993	—	—	—	61,593
Total	$29,658	$17,061	$45,606	$6,572	$851	$33,354	$133,102

(1)	Amounts presented represent the undiscounted, uninflated future payments

Operating lease obligations include long‑term leases covering office space, exploration expenditures, option payments and option payments on properties.

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2018, no liability has been recognized for our surety bonds of $35.8 million.

As of December 31, 2018, we did not have any off‑balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

The non-GAAP measures earnings (loss) from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce, average realized price per ounce, and cash, investments and precious metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our earnings (losses) from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce and average realized prices per ounce related to our wholly-owned the El Gallo Project and the Black Fox mine and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Item 8.  Financial Statements and Supplementary Data, Note 7, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting.  We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the OJVA and varies depending on factors including the profitability of the operations.

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

We define Earnings from Mining Operations as Gold and Silver Sales from our El Gallo Project, Black Fox mine, and our 49% attributable share of the San José mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine‑site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 7 of the accompanying financial statements.

The following table presents a reconciliation of Earnings (Loss) from Mining Operations to Gold and Silver Sales and Production Costs Applicable to Sales, which are GAAP financial measures:

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands)
El Gallo 1 earnings from mining operations
Gold and silver sales	$10,852	$12,472	$66,151	$55,845	$60,388
Production costs applicable to sales	(6,548)	(11,099)	(37,429)	(35,292)	(28,133)
Depreciation of mining related assets	(40)	(165)	(446)	(764)	(528)
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	288	785	2,107	2,299	2,413
El Gallo 1 earnings from mining operations	4,552	1,993	30,383	22,088	34,140

Black Fox mine earnings from mining operations
Gold and silver sales	$15,581	$11,620	$62,024	$11,620	$—
Production costs applicable to sales	(15,811)	(9,888)	(55,900)	(9,888)	—
Add: Amortization related to fair value increments on historical acquisitions included in Production Costs Applicable to Sales	212	505	924	505	—
Black Fox (loss) earnings from mining operations	(18)	2,237	7,048	2,237	—

San José mine earnings from mining operations (49% basis)
Net sales	$26,762	$31,945	$100,629	$111,276	$115,621
Production costs applicable to sales	(21,110)	(21,790)	(87,264)	(86,818)	(85,103)
San José earnings from mining operations	5,652	10,155	13,365	24,458	30,518

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

•

Sustaining exploration and development costs include expenditures incurred to sustain current operations and to replace reserves and/or resources extracted as part of the ongoing production. Exploration activity performed near-mine (brownfield) or new exploration projects (greenfield) or any other activity not directly linked to the existing mine-site are classified as non-sustaining.

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

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. For 2018, approximately 56% of the value of the sales was derived from gold and 44% was derived from silver, compared to 53% and 47% in 2017, respectively.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production costs applicable to sales.  Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except per ounce)
El Gallo 1 cash costs
Production costs applicable to sales	$6,548	$11,099	$37,429	$35,292	$28,133
Less: Depreciation	(288)	(785)	(2,107)	(2,299)	(2,413)
Less: Pre‑stripping costs for future pit access	—	—	—	—	(1,713)
On‑site general and administrative expenses	1,292	750	2,574	2,185	1,580
Property holding costs	—	—	23	20	22
Total cash costs, El Gallo 1	$7,552	$11,064	$37,919	$35,198	$25,609
Gold equivalent ounces sold:	8,899	9,747	51,749	44,490	48,903
El Gallo 1 cash costs per gold equivalent ounce sold	$849	$1,135	$733	$791	$524

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except per ounce)
Black Fox mine cash costs
Production costs applicable to sales	$15,811	$9,888	$55,900	$9,888	$—
Less: Depreciation	(4,459)	(1,737)	(12,972)	(1,737)	—
Property holding costs	32	—	167	—	—
Total cash costs, Black Fox mine	$11,384	$8,151	$43,095	$8,151	$—
Gold equivalent ounces sold:	13,178	9,422	50,989	9,422	—
Black Fox cash costs per gold equivalent ounce sold	$864	$865	$845	$865	$—

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$21,110	$21,790	$87,264	$86,818	$85,103
Less: Operating site reclamation accretion and amortization	(161)	(182)	(602)	(653)	(1,676)
Depreciation	(6,932)	(6,701)	(24,976)	(23,003)	(27,463)
On‑site general and administrative expenses	879	1,114	3,439	4,292	4,004
Refining, smelting, and transportation	2,502	830	3,919	3,271	5,072
Commercial discounts	1,506	1,476	5,239	5,727	7,064
Community costs related to current operations	15	35	90	158	160
Total cash costs, San José mine	$18,919	$18,362	$74,373	$76,610	$72,264
McEwen's share of San José gold equivalent ounces sold	23,157	26,255	87,357	91,296	95,147
San José cash costs per gold equivalent ounce sold	$817	$699	$851	$839	$760

Reconciliation of All‑In Sustaining Costs to Total Cash Costs

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except per ounce)
El Gallo 1 all-in sustaining costs
Total cash costs	$7,552	$11,064	$37,919	$35,198	$25,609
Operating site reclamation accretion and amortization	83	81	343	325	1,043
On‑site exploration expenses	1	924	1,446	3,975	1,110
Capital expenditures (sustaining)	171	120	171	939	343
Pre‑stripping costs for future pit access	—	—	—	—	1,713
All‑in sustaining costs, El Gallo 1	$7,807	$12,189	$39,879	$40,437	$29,818
Gold equivalent ounces sold	8,899	9,747	51,749	44,490	48,903
El Gallo 1 all-in sustaining cost per gold equivalent ounce sold	877	1,251	771	909	610

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except per ounce)
Black Fox mine all-in sustaining costs
Total cash costs	$11,384	$8,151	$43,095	$8,151	$—
Operating site reclamation accretion and amortization	175	159	656	159	—
On‑site exploration expenses	695	636	2,646	636	—
Capitalized underground mine development (sustaining)	1,184	148	9,546	148	—
Capital expenditures (sustaining)	709	3,338	2,027	3,338	—
All‑in sustaining costs, Black Fox mine	$14,147	$12,432	$57,970	$12,432	$—
Gold equivalent ounces sold	13,178	9,422	50,989	9,422	—
Black Fox all-in sustaining cost per gold equivalent ounce sold	$1,074	1,319	$1,137	$1,319	$—

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$18,919	$18,362	$74,373	$76,610	$72,264
Operating site reclamation accretion and amortization	161	182	602	653	1,676
On-site exploration expenses	674	279	2,883	2,547	1,431
Capitalized underground mine development (sustaining)	2,384	2,748	10,622	11,550	12,833
Less: depreciation	(283)	(466)	(899)	(1,450)	(2,042)
Capital expenditures (sustaining)	1,612	639	5,126	3,895	4,647
All‑in sustaining costs, San José mine	$23,467	$21,744	$92,707	$93,805	$90,809
McEwen's share of San José gold equivalent ounces sold	23,157	26,255	87,357	91,296	95,147
San José all-in sustaining cost per gold equivalent ounce sold	$1,013	$828	$1,061	$1,027	$954

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
Gold equivalent ounces sold at El Gallo 1	8,899	9,747	51,749	44,490	48,903
Gold equivalent ounces sold at Black Fox mine	13,178	9,422	50,989	9,422	—
McEwen’s share of MSC gold equivalent ounces sold	23,157	26,255	87,357	91,296	95,147
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	45,234	45,424	190,095	145,208	144,050
Silver : gold ratio	75 : 1	75 : 1	75 : 1	75 : 1	75 : 1

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

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except ounce and per ounce figures)
El Gallo 1 average realized prices
Gold sales	$10,785	$12,443	$65,939	$55,432	$60,093
Silver sales	67	29	212	413	295
Gold and silver sales	$10,852	$12,472	$66,151	$55,845	$60,388
Gold ounces sold	8,837	9,724	51,571	44,174	48,668
Silver ounces sold	4,645	1,731	13,379	23,731	17,591
Gold equivalent ounces sold	8,899	9,747	51,749	44,490	48,903
Average realized price per gold ounce sold	$1,221	$1,280	$1,279	$1,255	$1,235
Average realized price per silver ounce sold	$14.48	$16.75	$15.85	$17.40	$16.77
Average realized price per gold equivalent ounce sold	$1,220	$1,280	$1,278	$1,255	$1,235

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except ounce and per ounce figures)
Black Fox mine average realized prices
Gold sales	$15,132	$11,339	$59,833	$11,339	$—
Gold sales, stream	448	281	2,190	281	—
Silver sales	1	—	1	—	—
Gold and silver sales, including stream	$15,581	$11,620	$62,024	$11,620	$—
Gold ounces sold, before stream	12,354	8,894	46,921	8,894	—
Gold ounces sold, stream	823	528	4,067	528	—
Gold ounces sold, including stream	13,177	9,422	50,988	9,422	—
Silver ounces sold	—	—	—	—	—
Gold equivalent ounces sold, excluding stream	12,355	8,894	46,922	8,894	—
Gold equivalent ounces sold, including stream	13,178	9,422	50,989	9,422	—
Average realized price per gold ounce sold, before stream	$1,225	$1,275	$1,275	$1,275	$—
Average realized price per gold ounce sold, stream	$540	531	$539	$531	$—
Average realized price per gold ounce sold, including stream	$1,182	1,233	$1,216	$1,233	$—
Average realized price per silver ounce sold	$14.46	$—	$14.46	$—	$—
Average realized price per gold equivalent ounce sold, before stream	$1,225	$1,275	$1,275	$1,275	$—
Average realized price per gold equivalent ounce sold, including stream	$1,182	$1,233	$1,216	$1,233	$—

	Three months ended		Year ended
	December 31,		December 31,
	2018	2017	2018	2017	2016
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$15,785	$18,091	$58,562	$61,684	$60,729
Silver sales	12,058	14,940	45,855	53,785	59,960
Gold and silver sales	$27,843	$33,031	$104,417	$115,469	$120,688
Gold ounces sold	12,394	14,202	47,015	48,821	48,883
Silver ounces sold	807,241	903,958	3,025,631	3,185,687	3,469,767
Gold equivalent ounces sold	23,157	26,255	87,357	91,296	95,147
Average realized price per gold ounce sold	$1,274	$1,274	$1,246	$1,264	$1,242
Average realized price per silver ounce sold	$14.94	$16.53	$15.16	$16.88	$17.28
Average realized price per gold equivalent ounce sold	$1,202	$1,258	$1,195	$1,265	$1,268

Cash, investments and precious metals

The term cash, investments and precious metals used in this report is also a non‑GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in precious metals inventories, with precious metals valued at the London P.M. Fix spot price at the corresponding period.  The following table summarizes the calculation of cash and cash equivalents, restricted cash, investments and precious metals amounts shown in this report:

	Year ended
	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$15,756	$27,153
Restricted cash	14,685	10,000
Investments	3,131	7,971
Precious Metals valued at market value	4,242	22,954
Total cash, investments and precious metals	$37,814	$68,078

A reconciliation between precious metals valued at cost and precious metals, valued at market value is described in the following table:

	Year ended
	December 31,
	2018	2017
	(in thousands, except ounces and per ounce)
Precious metals (note 4 of the Consolidated Financial Statements)	$3,421	$12,902
Reconciliation of precious metals to precious metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	3,317	17,780
London P.M. Fix, per ounce	$1,279	$1,291
Precious metals valued at market value	$4,242	$22,954

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The summary of our significant accounting policies is detailed in Note 2 of the Consolidated Financial Statements.

We believe that significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion and depreciation, estimates of asset groups used in impairment testing; estimates of recoverable gold in leach pads inventory; estimates regarding mine development capitalization costs; estimates regarding the collectability of value added taxes receivable; estimates of fair values of assets and liabilities acquired in business combinations; estimates of reserves; valuation allowances for deferred tax assets; estimates of income and mining tax provisions and reserves for contingencies and litigation. There are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements. In the section below we identify estimates critical to the understanding of our financial results of operations and that require the application of significant management judgment.

Asset Retirement Obligation, reclamation and remediation costs:  The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made.  The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate and credit risk.  Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. The company has estimated its liabilities under appropriate accounting guidance, and on at least an annual basis reviews its liabilities. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral property interests, Plant and Equipment and Mine Development costs: The Company amortizes its mineral property interests, plant and equipment, and mine development costs using the most appropriate method, which includes the units-of-production method over the estimated life of the mine or ore body based on recoverable ounces to be mined from proven and probable reserves, or the straight-line method over the useful life. The accounting estimates related to amortization are critical accounting estimates because (1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and (2) changes in estimated proven and probable reserves and asset useful lives can have a material impact on net (loss) income.

Estimates regarding mine development capitalization costs involve the determination of proven and probable reserves.

Impairment of Long-lived Assets: The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. For asset groups where an impairment loss is determined using the undiscounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

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

Costs are attributed to the mineralized material on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads (measured tonnes added to the leach pads), the grade of mineralized material placed on the leach pads (based on assay data) and a recovery percentage.

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

In-process material is measured based on assays of the material from the various stages of processing.  Costs are allocated to in-process inventories based on the costs of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

Costs are allocated to precious metal inventories based on costs of the respective in-process inventories incurred prior to the refining process plus applicable refining costs.

The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease.

Proven and Probable Reserves:  Critical estimates are inherent in the process of determining the Company’s reserves. The Company’s reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. The Company’s assessment of reserves occurs at least annually, and periodically utilizes external audits.

Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which the Company compares future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. The Company’s forecasts are also used in determining the level of valuation allowances on the Company’s deferred tax assets. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Reserves involve many estimates and are not guarantees that the Company will recover the indicated quantities of metals. Changes in reserve estimates could result in material adjustments to the Company’s reserve estimates.

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

Included among the forward-looking statements and information provided on this document is production guidance. On an annual basis, we develop a consolidated budget, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

•	gold and silver price forecasts;
•	average gold and silver grade mined, using a resource model;
•	average grade processed by the crushing facility (Gold Bar) or milling facility (San José mine and Black Fox mine);
•	expected tonnes moved and strip ratios;
•	available stockpile material (grades, tonnes, and accessibility);
•	estimates of in process inventory (either on the leach pad or plant for the El Gallo Project and Gold Bar, or in the mill facility for the San José mine and the Black Fox mine);
•	estimated leach recovery rates and leach cycle times (the El Gallo Project and Gold Bar);
•	estimated mill recovery rates (San José mine and Black Fox mine);
•	dilution of material processed;
•	internal and contractor equipment and labor availability; and
•	seasonal weather patterns.

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

Foreign Currency Risk

In general, the depreciation of non-U.S. dollar currencies with respect to the U.S. dollar has a positive effect on our costs and liabilities which are incurred outside the U.S. while it has a negative effect on our assets denominated in non-U.S. dollar currency. Although we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. As noted in the graph below, during 2018 the Argentine peso devalued 53% compared to devaluations of 17% and 22% in 2017 and 2016 respectively. During 2018, the Mexican peso devalued 5% against the US dollar, compared to an increase in value of 7% in 2017 and a decrease in value of 20% in 2016.

During 2018, the Canadian dollar decreased in value by 5%, compared to increases in value of 4% and 3% in 2017 and 2016, respectively.

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

Based on our Canadian dollar holdings of $14.2 million (C$19.3 million) at December 31, 2018, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2018, our VAT receivable balance was 20,780,470 Mexican pesos, net of provision, equivalent to approximately $1.1 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity due to lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation.

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $128.2 million for the year ended December 31, 2018, a 10% change in the price of gold and silver would have had an impact of approximately $12.8 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At December 31, 2018, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices fluctuate widely from time to time and may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of December 31, 2018, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $1.1 million as at December 31, 2018.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2018, we have surety bonds of $35.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its consolidated cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Report on Internal Control over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Entity’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

February 20, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on Internal Control over Financial Reporting

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McEwen Mining Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McEwen Mining Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements") and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ Ernst & Young LLP

Toronto, Canada

February 20, 2019

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2018	2017	2016
REVENUE:
Gold and silver sales	$128,175	$67,465	$60,388
Other revenue	647	259	—
Total revenue	128,822	67,724	60,388

COSTS AND EXPENSES:
Production costs applicable to sales	93,329	45,180	28,133
Gross profit	35,493	22,544	32,255

OTHER OPERATING EXPENSES:
Mine development	3,667	3,837	3,866
Exploration	34,802	17,714	7,959
Property holding	3,896	3,879	3,536
General and administrative	23,163	18,872	12,734
Loss (income) from investment in Minera Santa Cruz S.A. (note 7)	11,865	44	(12,951)
Depreciation	1,178	1,453	1,169
Revision of estimates and accretion of asset reclamation obligations (note 8)	3,464	2,061	595
Impairment of property and equipment (note 6)	—	711	—
Total other operating expenses	82,035	48,571	16,908
Operating (loss) income	(46,542)	(26,027)	15,347

OTHER (EXPENSE) INCOME:
Interest and other (expense) income	(1,619)	(938)	835
(Loss) gain on sale of assets	(77)	11	24
(Loss) gain on investments (note 3)	(3,324)	257	519
Foreign currency gain	3,922	694	581
Total other (expense) income	(1,098)	24	1,959
(Loss) income before income and mining taxes	(47,640)	(26,003)	17,306
Income and mining tax recovery (note 9)	2,770	15,369	3,749
Net (loss) income	(44,870)	(10,634)	21,055
OTHER COMPREHENSIVE (LOSS) INCOME:
Reclassification of unrealized gain on marketable equity securities disposed of during the period, net of taxes (note 3)	—	(840)	—
Other-than-temporary impairment on marketable equity securities (note 3)	—	356	882
Unrealized gain on marketable equity securities, net of taxes	—	1,818	1,609
Comprehensive (loss) income	$(44,870)	$(9,300)	$23,546
Net (loss) income per share (note 12):
Basic and diluted	$(0.13)	$(0.03)	$0.07
Weighted average common shares outstanding (thousands) (note 12):
Basic	337,297	313,887	298,772
Diluted	337,297	313,887	300,474

Shareholders' distribution declared per common share (note 10)	$0.010	$0.010	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	2018	2017

ASSETS
Current assets:
Cash and cash equivalents (note 21)	$15,756	$27,153
Investments (note 3)	3,131	7,971
Value added taxes receivable	1,058	5,250
Inventories (note 4)	22,039	31,951
Restricted cash (note 10 and 21)	14,685	10,000
Other current assets	2,707	4,539
Total current assets	59,376	86,864
Mineral property interests, net (note 5)	309,145	293,437
Plant and equipment and construction in progress, net (note 6)	114,734	51,046
Investment in Minera Santa Cruz S.A. (note 7)	127,814	150,064
Other assets (note 4 and note 13)	5,872	10,718
TOTAL ASSETS	$616,941	$592,129
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,817	$34,880
Flow-through share premium (note 10)	2,950	1,643
Current portion of capital lease liabilities (note 20)	1,511	470
Current portion of asset retirement obligation (note 8)	734	646
Total current liabilities	36,012	37,639
Asset retirement obligation, less current portion (note 8)	28,668	24,076
Deferred income and mining tax liability (note 9)	6,426	8,430
Capital lease liabilities, less current portion (note 20)	4,918	81
Long-term debt (note 22)	24,603	—
Long-term debt from related party (note 14 and note 22)	24,603	—
Other liabilities	5,765	630
Total liabilities	$130,995	$70,856

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 344,560 as of December 31, 2018 and 337,051 as of December 31, 2017 issued and outstanding (in thousands) (note 10)	1,457,422	1,447,879
Accumulated deficit	(971,476)	(929,606)
Accumulated other comprehensive income	—	3,000
Total shareholders’ equity	485,946	521,273
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$616,941	$592,129

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: note 13

Subsequent event: note 23

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated
	and Additional		Other
	Paid-in Capital		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, December 31, 2015	298,634	$1,359,144	$(825)	$(940,027)	$418,292
Stock-based compensation (note 11)	—	1,039	—	—	1,039
Shareholder distributions (note 10)	—	(2,986)	—	—	(2,986)
Share repurchase (note 10)	(558)	(582)	—	—	(582)
Exercise of stock options (note 11)	1,494	3,730	—	—	3,730
Other-than-temporary impairment on marketable equity securities (note 3)	—	—	882	—	882
Unrealized loss on available-for-sale securities (note 3)	—	—	1,609	—	1,609
Net income	—	—	—	21,055	21,055
Balance, December 31, 2016	299,570	$1,360,345	$1,666	$(918,972)	$443,039
Stock-based compensation (note 11)	—	1,311	—	—	1,311
Shares issued in connection with the acquisition of Lexam VG Gold (note 10)	12,687	38,141	—	—	38,141
Shares issued for cash (note 10 and note 19)	20,700	39,397	—	—	39,397
Warrants issued in connection with the equity issuance (note 10)	—	3,823	—	—	3,823
Sale of flow-through common shares (note 10)	4,000	7,799	—	—	7,799
Exercise of stock options (note 11)	94	122	—	—	122
Shareholder distributions (note 10)	—	(3,059)	—	—	(3,059)
Other-than-temporary impairment on marketable equity securities (note 3)	—	—	356	—	356
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes (note 3)	—	—	(840)	—	(840)
Unrealized gain on available-for-sale securities, net of taxes (note 3)	—	—	1,818	—	1,818
Net loss	—	—	—	(10,634)	(10,634)
Balance, December 31, 2017	337,051	$1,447,879	$3,000	$(929,606)	$521,273
Adoption of ASU 2016-01 (note 2 and note 3)	—	—	(3,000)	3,000	—
Balance, December 31, 2017	337,051	$1,447,879	$—	$(926,606)	$521,273
Stock-based compensation (note 11)	—	269	—	—	269
Sale of flow-through common shares (note 10)	6,634	11,145	—	—	11,145
Exercise of stock options (note 11)	182	192	—	—	192
Shareholder distributions (note 10)	—	(3,372)	—	—	(3,372)
Sale of common stock (note 10)	515	918			918
Shares issued for acquisition of mineral property interests (note 10)	178	391			391
Net loss	—	—	—	(44,870)	(44,870)
Balance, December 31, 2018	344,560	$1,457,422	$—	$(971,476)	$485,946

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	2018	2017	2016
Cash flows from operating activities:
Cash paid to suppliers and employees	$(126,784)	$(95,871)	$(52,340)
Cash flow from revenues	128,822	67,724	59,517
Interest paid	(1,923)	—	(5)
Interest received	372	501	276
Cash provided by (used in) operating activities	487	(27,646)	7,448
Cash flows from investing activities:
Additions to mineral property interests	(18,983)	(3,492)	(5,985)
Additions to property and equipment (including construction in progress)	(62,338)	(5,077)	(1,174)
Proceeds from disposal of property and equipment	84	33	994
Additions to investments (note 3)	(1,384)	—	(4,419)
Proceeds from sale of investments (note 3)	2,895	2,155	470
Return of investment received from Minera Santa Cruz S.A. (note 2 and note 7)	10,385	12,212	17,738
Acquisition of Lexam VG Gold, net of cash and cash equivalents acquired	—	(840)	—
Acquisition of Black Fox, net of cash and cash equivalents acquired (note 19)	—	(27,251)	—
Cash (used in) provided by investing activities	(69,341)	(22,260)	7,624
Cash flows from financing activities:
Shareholders' distribution (note 10)	(3,372)	(3,059)	(2,986)
Proceeds of exercise of stock options (note 10)	192	121	3,730
Proceeds of loan from related party (note 14 and note 22)	25,000	—	—
Proceeds of loan (note 22)	25,000	—	—
Debt issuance costs and lender fees (note 22)	(908)	—	—
Proceeds of at-the-market common share issuance (note 10)	918	—	—
Principal repayments on capital leases (note 20)	(485)	—	—
Proceeds from equity sale (note 10)	—	42,453	—
Proceeds from warrants sale (note 10)	—	4,122	—
Share and warrant issuance costs (note 10)	—	(3,353)	—
Sale of flow-through common shares (note 10)	14,846	9,994	—
Flow-through common share issuance costs (note 10)	(751)	(551)	—
Repayment of short-term bank indebtedness	—	—	(3,395)
Share repurchase (note 10)	—	—	(582)
Cash provided by (used in) financing activities	60,440	49,727	(3,233)
Effect of exchange rate change on cash and cash equivalents	1,750	(108)	(273)
(Decrease) increase in cash, cash equivalents and restricted cash	(6,664)	(287)	11,566
Cash, cash equivalents and restricted cash, beginning of period	37,153	37,440	25,874
Cash, cash equivalents and restricted cash, end of period (note 21)	$30,489	$37,153	$37,440

Reconciliation of net (loss) income to cash provided by (used in) operating activities:
Net (loss) income	$(44,870)	$(10,634)	$21,055
Adjustments to reconcile net (loss) income from operating activities:
Loss (income) from investment in Minera Santa Cruz S.A., net of amortization (note 7)	11,865	44	(12,951)
Impairment of property and equipment (note 6)	—	711	—
Loss (gain) on investments (note 3)	3,324	(257)	(519)
Loss (gain) on disposal of fixed assets	77	(11)	517
Income and mining tax recovery (note 9)	(2,770)	(15,675)	(3,749)
Stock-based compensation (note 11)	269	1,309	1,039
Depreciation	9,169	3,378	1,169
Revision of estimates and accretion of asset reclamation obligations (note 8)	3,464	2,061	595
Adjustment to the asset retirement obligation estimate (note 8)	(1,903)	1,008	1,530
Amortization of mineral property interests and asset retirement obligations	7,256	3,198	2,413
Foreign exchange (loss) gain	(1,750)	108	273
Change in non-cash working capital items:
(Increase) decrease in VAT taxes receivable, net of collection of $8,274 (2017 - $5,864)	4,192	(945)	5,813
(Increase) decrease in other assets related to operations	16,704	(12,756)	(11,156)
Increase (decrease) in liabilities related to operations	(4,540)	815	1,419
Cash provided by (used in) operating activities	$487	$(27,646)	$7,448

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 THE COMPANY

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979.  The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

The Company operates in Argentina, Mexico, Canada and the United States.  It owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc. The Company also owns a 100% interest in the Black Fox gold mine in  Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Gold Bar gold project in Nevada, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa, Mexico, and a portfolio of exploration properties in Argentina, Mexico, Nevada, and Canada.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; estimates of fair value of equity investment and asset groups used in impairment testing; estimates of recoverable gold in leach pad inventory; estimates regarding mine development capitalization costs; estimates regarding the collectability of value added taxes receivable; estimates of fair values of assets and liabilities acquired in business combinations; estimates of reserves; valuation allowances for deferred tax assets; estimates of income and mining tax provisions and reserves for contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ significantly from these estimates.

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method, as described in Investments, below.

Cash and Cash Equivalents:

The Company considers cash in banks, deposits in transit, and highly liquid term deposits with original maturities of three months or less to be cash and cash equivalents. Because of the short maturity of these instruments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in long-term assets, except for flow-through share proceeds which appear as a separate line in current assets.

Investments:

The Company accounts for investments over which the Company exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC Topic 323, Investments – Equity Method and Joint Ventures. Under this method, the Company’s share of income and losses is included in the Consolidated Statements of Operations and Comprehensive (Loss) Income and the balance of the investment is adjusted by the same amount. Under the equity method, dividends received from an investee are recorded as decreases in the investment account, not as income. If and when there has been a loss in value that is other than a temporary decline, the carrying value is reduced to its fair value.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The Company’s investments in marketable equity securities and warrants are measured at fair value with changes in fair value recognized in net (loss) income of the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC guidance on accounting for certain investments in debt and equity securities.

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

Stockpiles, Material on Leach Pads, In‑process Inventory, Precious Metals Inventory and Materials and Supplies:  Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies (collectively, “Inventories”) are accounted for using the weighted average cost method and are carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of Inventories resulting from net realizable value impairments are reported as a component of production costs applicable to sales. The current portion of  Inventories is determined based on the expected amounts to be processed within the next 12 months. Inventories not expected to be processed within the next 12 months, if any, are classified as long‑term.

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

Mineralized material on leach pads is the material that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the mineralized material over a period of months. Costs are attributed to the mineralized material on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads (measured tonnes added to the leach pads), the grade of mineralized material placed on the leach pads (based on assay data) and a recovery percentage.

In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching is complete. The cumulative metallurgical recovery rate for gold production at the El Gallo Project from September 2012 (start of production) to December 31, 2018 was approximately 61% (2017 – 57%). Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time.

The current portion of mineralized material on leach pads inventory is determined based on the expected amounts to be processed within the next twelve months. Mineralized material on leach pads inventory not expected to be processed or used within the next twelve months is classified as non-current.

In-process inventories represent materials that are currently in the process of being converted to a saleable product.  In-process material is measured based on assays of the material from the various stages of processing.  Costs are allocated to in-process inventories based on the costs of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs incurred to that point in the process.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Mineral Property Interests, Plant and Equipment and Mine Development Costs:

Mineral property interests: Mineral property interests include acquired interests in production, advanced-stage properties and exploration-stage properties, which are considered tangible assets.  The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination provided that a reasonable expectation exists that the property includes mineral resources.

The value of mineral property interests is primarily driven by the nature and amount of mineralized material believed to be contained in the properties. When proven and probable reserves as defined by SEC Industry Guide 7 exist, the relevant capitalized costs are to be charged to expense based on the units of production method upon commencement of production. However, when a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs are charged to expense based on the most appropriate method, which includes straight-line method and units-of-production method over the estimated useful life of the mine, as determined by internal mine plans.

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

Pre-stripping costs incurred to access the ore body at an open pit mine prior to the production stage are capitalized during the development phase of the mine provided that the proven and probable reserves have been defined. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately to each pit. The production stage commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production stage of a

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

mine are included as part of inventory costs and then included as a component of Production costs applicable to sales as the revenue from the sale of inventory occurs.

All capitalized mine development costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. However, costs incurred to access specific areas that only provide benefit over the life of that area are amortized over the estimated life of that specific area.

Plant and Equipment: For properties where the Company established proven and probable reserves as defined by SEC Industry Guide 7, expenditures for plant and equipment and expenditures that extend the useful lives of existing plant and equipment are capitalized and recorded at cost. Plant and equipment are depreciated using the straight-line method over the estimated productive life of the asset.

For properties where the Company did not establish proven and probable reserves as defined by SEC Industry Guide 7, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred. Only certain types of equipment which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves.

Construction-in-progress (CIP) costs: Assets under construction are capitalized as construction-in-progress until the asset is available for its intended use, at which point costs are transferred to the appropriate category of plant and equipment or mineral property interest and amortized. The cost of construction-in-progress comprises its purchase price and any costs directly attributable to bringing it into working condition for its intended use.

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

For asset groups where an impairment loss is determined using the undiscounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

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

Revenue Recognition:

Revenue consists of proceeds  received for the Company’s principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract, usually upon delivery of the product. Product pricing is determined under the sales agreements which are referenced against active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold. Gold and silver doré produced from the San José mine is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M. fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price of the precious metal content at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

The Company entered into a doré sales agreement with a Canadian financial institution in July 2012. Under that agreement, the Company has the option to sell to the institution approximately 90% of the gold and silver contained in doré bars prior to the completion of refining by the third party refiner. Revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing outturn, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser. There is no judgement involved in revenue recognition as revenue is recognized when payment has been made by the purchaser and the product has been delivered.

Other Revenue:

Other revenue is comprised of revenue earned from a toll milling arrangement at the Black Fox Complex and from rental income. Revenue from the milling arrangement is recognized when title to the product passes to the customer.

In the fourth quarter of 2018, the Company purchased a 50 unit townhome complex in Eureka, Nevada. The townhomes will be rented to employees and contractors. Rental revenue from the townhomes is recorded on a gross basis and is recognized when rental services are rendered to the tenant and when collectability is reasonably assured.

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

December 31, 2018

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

Stock‑Based Compensation:

The Company accounts for stock options at fair value as prescribed in ASC 718. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option. The company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behavior and estimates of forfeitures.

Flow-through Shares:

Current Canadian tax legislation permits mining entities to issue flow-through shares to investors by which the deductions for tax purposes related to resource exploration and evaluation expenditures may be claimed by investors instead of the entity, subject to a renouncement process. Under ASC 740, proceeds from the issuance of flow-through shares are allocated first to the common stock based on the underlying quoted price of shares and the residual amount is allocated to the sale of tax benefits, classified as a liability. As the Company incurs qualifying exploration and evaluation expenditures to fulfill its obligation, the liability is drawn down and the sale of tax benefits is recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction of deferred tax expense.

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

Comprehensive (Loss) Income:

In addition to net income or loss, comprehensive income or loss includes all changes in equity during a period.

Per Share Amounts:

Basic income or loss per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income or loss per share reflects the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. Only those instruments that result in a reduction in income per share are included in the calculation of diluted (loss) income per share.

Loans and borrowings:

Borrowings are recognized initially at fair value, net of financing costs incurred, and subsequently measured at amortized cost. Any difference between the amounts originally received and the redemption value of the debt is recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the period to maturity using the effective interest method.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Fair Value of Financial Instruments:

Fair value accounting, as prescribed in ASC Section 820, utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Loans and borrowings: Borrowings are recognized initially at fair value, net of financing costs incurred, and subsequently measured at amortized cost. Any difference between the amounts originally received and the redemption value of the debt is recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income over the period to maturity using the effective interest method. Fair Value of Financial Instruments:  Fair value accounting, as prescribed in ASC Section 820, utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

Recently Adopted Accounting Pronouncements

Statement of Cash Flows – Restricted Cash: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the Consolidated Statements of Cash Flows. Additionally, an entity is required to reconcile the cash and cash equivalents on its Consolidated Balance Sheets to the cash and cash equivalent balances presented in its statement of cash flows. ASU 2016-18 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company early-adopted the guidance within ASU 2016-18 as of December 31, 2017. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the Consolidated Statements of Cash Flows, as these balances are included in the beginning and ending cash balances in the Consolidated Statements of Cash Flows; and (2) included within Note 21 Restricted Cash is a reconciliation between cash balances presented on our Consolidated Balance Sheets with the amounts presented in the Consolidated Statements of Cash Flows. The Company did not have any material restricted cash or restricted cash equivalent items in any interim period during the year ended December 31, 2017. Restricted cash for 2018 was presented based on the new guidance.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the Consolidated Statements of Cash Flows and amends certain disclosure requirements of ASC 230. The guidance was generally applied retrospectively and was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company has elected to utilize the Cumulative Earnings Approach to classify distributions from equity method investees. Based on the Cumulative Earnings Approach, if the inception-to-date distributions are greater than the inception to date earnings, the cash flows from the equity method investee would be recognized as a return of investment within cash inflows from investing activities. In respect of the Company’s analysis of its investment in Minera Santa Cruz, the inception-to-date distributions are greater than the inception-to-date earnings for 2017 (including all interim periods) and for the year ended December 31, 2018. Therefore, distributions from Minera Santa Cruz have been recognized as a return of investment within cash flows from investing activities for the years ended December 31, 2018, 2017 and 2016.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

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

Business Combinations: Definition of a business: In January 2017 the FASB issued ASU No. 2017-01 which changed the definition of a business to assist entities in evaluating when a set of transferred assets and activities is a business. The update to the standard was effective for the Company for annual periods beginning after December 15, 2017, with early application permitted. The Company adopted the update as of January 1, 2018 and the adoption did not have any impact on the consolidated financial statements or disclosures.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The update to the standard was adopted by the Company beginning January 1, 2018 using the modified retrospective transition method. The new guidance requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in operations. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity securities were required to reclassify those amounts to beginning retained earnings in the year of adoption. As a result, the Company has reclassified the beginning amount of accumulated other comprehensive income related to AFS securities to accumulated deficit and all changes in fair values of these securities is now reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the Company’s net loss for the period. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period.

Recently Issued Accounting Pronouncements

Codification Improvements: In July 2018, the FASB issued ASU 2018-09 “Codification Improvements” (“ASU 2018- 09”). ASU 2018-09 provides amendments to various topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting the applicable guidance, however it does not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

Leases – Amendments: In February 2016, the FASB issued ASU 2016-02 “Leases (ASC 842)” which provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessor has not significantly changed from the previous GAAP. The standard is effective for fiscal

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. There are three practical expedients for which an election must be made and the election must be applied to all leases, as follows:

a.

Package of practical expedients – to permit an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.

b.	Hindsight practical expedient – to permit an entity to use hindsight in determining the lease term.
c.

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

In July 2018, the FASB issued ASU 2018-11, this update permits an entity to elect an optional transitional practical expedient to continue to apply ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of ASC 842. Under this optional practical expedient, the Company will apply the transition provisions on January 1, 2019 (the date of adoption) rather than January 1, 2017 (the beginning of the earliest comparative period presented). Upon adoption of ASC 842, the Company will be required to recognize a cumulative-effect adjustment to the opening accumulated deficit balance in the year of adoption. The Company intends to elect this transitional provision.

During 2018 the Company commenced its analysis to determine the effect of the standard on its financial statements. Based on the Company’s analysis, it is not expected that the adoption of ASC 842 will result in significant changes to the financial statements. The Company anticipates that the adoption of the update for its leasing arrangements will (a) increase the Company’s recorded assets and liabilities, (b) increase related depreciation and amortization expense, (c) increase interest expense and (d) decrease lease/rental expenses. As of the release of these consolidated financial statements, the Company has developed a detailed implementation and transition plan including related internal controls, identified the population of contracts within the Company, reviewed the contracts and segregated the contracts that contain leases, and determined the discount rate applicable to its leases. Upon adoption of ASC 842, the Company will be required to recognize a cumulative-effect adjustment to the opening accumulated deficit balance. A continued analysis of the overall effect of the standard on its financial statements is in process. A quantitative estimate of the transitional impact the standard is expected to have is approximately a $1.2 million addition to assets and $1.2 addition to liabilities on the balance sheet; resulting in less than $0.1 million impact on the opening accumulated deficit balance as of the date of this report.

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

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally,

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

These updates are effective for fiscal years beginning after December 15, 2019, and the Company is currently evaluating ASU 2016-13 and 2018-19 and the potential impact of adopting this guidance on its financial reporting.

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

NOTE 3 INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies. The Company adopted ASU 2016-01 as of January 1, 2018 and as a result has reclassified the Accumulated Other Comprehensive (Loss) Income (“OCI”) balance of $3.0 million related to marketable equity securities to beginning Accumulated Deficit (see Consolidated Statements of Changes in Shareholders’ Equity). As a result of adoption of this guidance, the Company now recognizes changes in fair value of these securities in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As at December 31, 2017, the Company classified the marketable equity securities as available-for-sale securities, which are recorded at fair value based upon quoted market prices with changes in fair value recorded in OCI. The gains and losses for available-for-sale securities were not reported in (loss) income in the Consolidated Statements of Operations and Comprehensive (Loss) Income until the securities were sold or if there was an other-than-temporary decline in fair value below cost.

During the year ended December 31, 2018, the Company sold marketable equity securities for proceeds of $2.9 million. The Company recognized a net loss on securities sold of $0.8 million, which is included in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the comparable periods ended December 31, 2017 and 2016, the Company sold $2.2 million and $0.5 million, respectively, of marketable equity securities resulting in a realized gain of $0.8 million and $0.1 million, respectively.

For the year ended December 31, 2018, the Company recognized an unrealized loss on equity securities still held at the reporting date of $1.9 million. For the years ended December 31, 2017 and 2016 the unrealized gains, recorded net of tax, of $1.8 million and $1.6 million respectively, were recorded in accumulated other comprehensive income and were reported as a separate line item in the shareholders' equity section of the Consolidated Balance Sheets.

The Company maintains a portfolio of warrants on equity interests in publicly-traded companies for investment purposes which are not used in any hedging activities. The Company records warrants at fair value using the Black-Scholes option pricing model. As the warrants meet the definition of derivative instruments, gains or losses arising from their revaluation are recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the year ended December 31, 2018, the Company recognized an unrealized loss of $0.7 million (December 31, 2017 – $0.2 million loss and December 31, 2016 – $1.4 million gain, respectively).

ASU 2016-01 specifies that an impairment assessment is only required of equity investments without readily determinable fair values. Since the Company’s investments are carried at fair value, during the year ended December 31, 2018 no impairment existed. For the comparable periods ending December 31, 2017 and 2016 the Company concluded that the fair value of certain marketable equity securities exhibited a prolonged decline in share price due to deterioration of the issuer’s results; therefore, the decline in these marketable equity securities was considered other-than-temporarily impaired (“OTTI”).  In these comparable periods ending December 31, 2017 and 2016, the Company recorded an impairment loss of $0.4 million and $0.9 million, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

During the year ended December 31, 2018, the Company participated in a private placement financing of a TSX.V listed company, Great Bear Resources Ltd. (“Great Bear”). The Company purchased 786,186 units at C$1.45 per unit for total investment of C$1.1 million or US$0.9 million. Each unit consists of one common share and one-half of one common share purchase warrant. The investment in Great Bear was classified as an equity investment with changes in fair value measured through (loss) income within the Consolidated Statements of Operations and Comprehensive (Loss) Income. The initial cost basis allocated to common shares and warrants was allocated on a pro-rata fair value basis. The fair value of the warrants was derived using the Black-Scholes option pricing model.

The following is a summary of the balances as of December 31, 2018 and 2017:

					Other
	Opening	Additions	Net gains	Disposals	comprehensive	Unrealized	Fair value
	balance	during	(loss) on	during	(loss) income	gains (loss) on	end of the
As of December 31, 2018	(January 1)	year	securities sold	year	(pre-tax)	securities held	year
Marketable equity securities	$6,404	$1,882	$(767)	$(2,895)	$—	$(1,906)	$2,718
Warrants	1,567	201	—	(704)	—	(651)	413
Investments	$7,971	$2,083	$(767)	$(3,599)	$—	$(2,557)	$3,131

					Other
	Opening	Additions	Realized	Disposals	comprehensive	Unrealized	Fair value
	balance	during	(loss)	during	(loss) income	(loss) gain	end of the
As of December 31, 2017	(January 1)	year	gain	year	(pre-tax)	& OTTI	year
Marketable equity securities	$6,749	$—	$840	$(2,163)	$1,334	$(356)	$6,404
Warrants	1,794	—	—	—	—	(227)	1,567
Investments	$8,543	$—	$840	$(2,163)	$1,334	$(583)	$7,971

As of December 31, 2018, the cost of the marketable equity securities and warrants was approximately $2.9 million (December 31, 2017 - $3.3 million).

NOTE 4 INVENTORIES

Inventories at December 31, 2018 and 2017 consist of the following:

	December 31, 2018	December 31, 2017
Material on leach pads	$10,370	$9,188
In-process inventory	3,446	5,486
Stockpiles	1,272	1,168
Precious metals	3,421	12,902
Materials and supplies	3,530	3,207
Current Inventories	$22,039	$31,951

During the year ended December 31, 2018 and 2017, no write-downs of inventory were recorded by the Company.

A portion of leach pad inventories in the amount of $4.6 million (December 31, 2017 – $10.4 million) is expected to be recovered beyond twelve months and thus has been included in Other assets.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 5 MINERAL PROPERTY INTERESTS

During the year ended December 31, 2018, the Company capitalized $19.4 million (2017 – $3.3 million) of expenditures relating to mine development. During the year ended December 31, 2017, the Company acquired additional mineral property interests in connection with acquisitions of Lexam VG Gold Inc. (“Lexam”) and the Black Fox Complex, refer to Note 19 Acquisitions.

On April 19, 2016, the Company completed the acquisition of the sliding scale net smelter return royalty (the “Royalty”) on the El Gallo 1 mine and the El Gallo Project. The total purchase price was $6.3 million and consisted of a $5.3 million payment at closing and a conditional deferred payment of $1.0 million on June 30, 2018, conditional that the El Gallo Project was in operation at that time. Since mining operations have ceased, the final payment was not made.

The total cost of the Royalty was accounted for as an addition to mineral property interests. The cost was allocated to the El Gallo 1 mine and the El Gallo Project based on the relative fair value of the estimated future royalty payments for each project. The allocation resulted in approximately $5.1 million allocated to the El Gallo 1 mine and $1.2 million allocated to the El Gallo Silver Project.

The carrying values for all of the mineral properties held by the Company as at December 31, 2018 and 2017 are noted below:

Name of Property/Complex	State/Province	Country	2018	2017
Black Fox Complex	Ontario	Canada	$16,365	$11,364
Lexam	Ontario	Canada	41,595	41,595
Los Azules Copper Project	San Juan	Argentina	191,490	191,490
Tonkin Properties	Nevada	United States	4,833	4,833
Gold Bar Project	Nevada	United States	44,131	31,317
Battle Mountain Complex	Nevada	United States	785	785
El Gallo Project	Sinaloa	Mexico	4,139	6,246
Fenix Project Properties	Sinaloa	Mexico	5,807	5,807
Total mineral property interests			$309,145	$293,437

If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. Of the Company’s mineral property interests listed above, the Black Fox and Gold Bar properties have proven and probable reserves compliant with SEC Industry Guide 7. For the year ended December 31, 2018, the Company recorded $5.1 million (2017 – $0.9 million and 2016 – $nil) of amortization expenses related to the Black Fox mine, which is included in production costs applicable to sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

While the El Gallo Project does not have proven and probable reserves compliant with SEC Industry Guide 7, the Company capitalized costs associated with the acquisition of the mineral property interests. These costs are being amortized using either the straight line or units-of-production method over the stated mine life. For the year ended December 31, 2018, the Company recorded $2.1 million (2017 – $2.3 million and 2016 – $2.4 million) of amortization expense related to the El Gallo Project, which is included in production costs applicable to sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets. In the years ended December 31, 2018, 2017 and 2016, no such triggering events were identified at any of the Company’s properties.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 6 PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

As of December 31, 2018 and 2017, property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Land	$8,699	$8,699
Plant and equipment	49,578	43,257
Construction-in-progress	74,643	8,178
Subtotal	$132,920	$60,134
Less: accumulated depreciation	(18,186)	(9,088)
	$114,734	$51,046

Construction-in-progress included the following costs:

	December 31, 2018	December 31, 2017
Gold Bar project	$72,425	$6,011
Black Fox mine	118	67
Fenix project	2,100	2,100
	$74,643	$8,178

The Gold Bar project construction-in-progress includes development expenditures incurred for the construction of the mine to date.  These include expenditures for the construction of the heap leach, ADR, and crusher and expenditures for mobilization, design and engineering, and earthwork, among others.

Construction-in-progress includes $0.8 million of interest costs incurred on a term loan that were capitalized for the year ended December 31, 2018.

The Fenix Project construction-in-progress includes certain equipment which has not been delivered to site. In 2017, an impairment charge of $0.7 million was recorded against this equipment to reflect the decline in fair value. It is uncertain if and when this equipment can be utilized in current operations.

In the second quarter of 2016, the Company reached an agreement with an equipment supplier, whereby the Company was refunded its deposit less costs incurred. The total amount of the deposit was $1.5 million, of which $1.0 million was refunded. The remaining $0.5 million was recorded under development costs in the Consolidated Statements of Operations and Comprehensive (Loss) Income for 2016.

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

The Company’s 49% attributable share of operations from its investment in MSC was a loss of $11.9 million for the year ended December 31, 2018, compared to a loss of $0.1 million for the year ended December 31, 2017 and income of $13.0 million for the year ended December 31, 2016. These amounts are net of the amortization of the fair value increments arising from the Company’s purchase price allocation, net of impairment charges, and related income tax recovery.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentine peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes in 2012. As a devaluation of the Argentine peso relative to the U.S. dollar results in a recovery of deferred income taxes, the impact has been a decrease to the Company’s loss from its investment in MSC. Furthermore, on December 29, 2017, the Senate of Argentina passed a significant tax reform to the Country’s tax system. The law changes the corporate tax rate from 35% to 25% by 2020. As a result of the tax reform in 2017, the Company recorded a $5.6 million deferred tax recovery in 2017 corresponding to the deferred tax liability on the fair value increments arising from the Company’s purchase price allocation.

During the year ended December 31, 2018, the Company received $10.4 million in dividends from MSC, compared to $12.2 million in 2017.

Changes in the Company’s investment in MSC for the year ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Investment in MSC, beginning of the period	$150,064	$162,320
Attributable net (loss) from MSC	(10,065)	(2,328)
Amortization of fair value increments	(9,730)	(9,632)
Income tax recovery	7,930	11,916
Dividend distribution received	(10,385)	(12,212)
Investment in MSC, end of the period	$127,814	$150,064

A summary of the operating results from MSC for the year ended December 31, 2018, 2017, and 2016 is as follows:

	Year ended December 31,
	2018	2017	2016
Minera Santa Cruz S.A. (100%)
Net sales	$205,366	$227,093	$235,961
Production costs applicable to sales	(178,089)	(177,180)	(173,679)
Other operating expenses	(21,083)	(20,956)	(21,770)
Other (expenses) income	(15,801)	(15,657)	10,425
Net (loss) income before tax	$(9,607)	$13,300	$50,937
Current and deferred taxes	(10,934)	(18,050)	(18,363)
Net (loss) income	$(20,541)	$(4,750)	$32,574

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(10,065)	$(2,328)	$15,961
Amortization of fair value increments	(9,730)	(9,632)	(12,274)
Income tax recovery	7,930	11,916	9,264
(Loss) income from investment in MSC, net of amortization	$(11,865)	$(44)	$12,951

As at December 31, 2018, MSC had current assets of $67.6 million, total assets of $336.3 million, current liabilities of $37.5 million and total liabilities of $75.5 million. These balances include the increase in fair value and amortization of the fair value increments arising from the Company’s purchase price allocation and are net of the impairment charges. Excluding the fair value increments from the purchase price allocation and impairment charges, MSC had current assets of $67.5 million, total assets of $197.4 million, current liabilities of $42.0 million, and total liabilities of $68.1 million as at December 31, 2018.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 8 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Tonkin and Gold Bar properties in Nevada, the El Gallo Project in Mexico, and the Timmins  properties in Canada.

The Company assumed a reclamation obligation of $11.2 million related to the Black Fox Complex as a part of the acquisition of the Black Fox Complex in 2017 (see Note 19 Acquisitions for additional details). The amount of the reclamation obligation is based on the 2017 Closure Cost Update approved by the Ministry of Northern Development and Mines (“MNDM”) which is based on the 2010 Closure Plan Amendment also approved by the MNDM. The Company filed an amended Closure Plan with the MNDM in 2018, approval of which is anticipated in 2019. Under the amended closure plan, obligations are not expected to increase.

The Company adjusted its estimated liability in relation to the disturbances at the Gold Bar project in 2018 to $3.7 million. This reflects the disturbances that have taken place during the construction period. As operations commence, the liability will continue to increase reflecting new disturbances.

Under current Mexican regulations, financial assurance for projected reclamation costs is not required.

The Company’s reclamation expenses consisted of the following:

	Year ended December 31,
	2018	2017	2016
Reclamation Adjustment reflecting updated estimates	$2,259	$1,426	$89
Reclamation Accretion	1,205	635	506
Total	$3,464	$2061	$595

The Company’s asset retirement obligations for years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Asset retirement obligation liability, beginning of the period	$24,722	$9,843
Settlements	(392)	(126)
Accretion of liability	1,205	635
Acquisitions and divestitures	—	11,803
Adjustment reflecting updated estimates	5,024	2,561
Foreign exchange revaluation	(1,157)	6
Asset retirement obligation liability, ending balance	$29,402	$24,722
Current portion	(734)	(646)
Non-current portion	$28,668	$24,076

NOTE 9 INCOME AND MINING TAXES

The US Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

In 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded in 2017 relating to the re-measurement of the deferred tax balance was a reduction of $4.2 million to deferred tax liabilities, and a reduction of $23.7 million to the deferred tax assets, which have a valuation allowance provided against them.

As at December 31, 2018, the Company completed the accounting for the transition tax corresponding to the 2017 tax year. Proposed regulations under Section 965 of the Internal Revenue Code, issued during the third quarter of 2018, limited

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

the use of certain foreign tax credits which would have redeemed the one-time transition tax. The Company’s foreign tax credits originating from MSC are captured under the proposed regulation changes. As a result of the proposed changes, the Company reported in its 2017 US tax return, $13.6 million of taxable income. The taxable income was offset by the use of net-operating losses.

Effective January 1, 2018, the Act also subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a tax expense in the year the tax is incurred, as a period expense only.

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

The Company’s deferred income and mining tax benefit consisted of:

	2018	2017	2016
United States	$2,185	$10,349	$515
Foreign	585	5,020	3,234
Deferred tax benefit	$2,770	$15,369	$3,749

The Company’s net (loss) income before income and mining tax consisted of:

	2018	2017	2016
United States	$(27,001)	$(19,913)	$(13,959)
Foreign	(20,639)	(6,090)	31,265
Net (loss) income before tax	$(47,640)	$(26,003)	$17,306

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A reconciliation of the tax provision for 2018, 2017 and 2016 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is computed as follows:

Expected tax recovery at	2018	2017	2016
(Loss) income before income and mining taxes	$(47,640)	$(26,003)	$17,306
Statutory tax rate	21%	35%	34%
US Federal and State tax (recovery) expense at statutory rate	(10,004)	(9,101)	5,884
Reconciling items:
Equity pickup in MSC	2,966	(16)	(4,533)
Deferred foreign income inclusion	5,963	21,002	—
Realized flow-through expenditures	2,100	—	—
Realized flow-through premium	(1,675)	—	—
Foreign tax credits	—	(16,628)	—
Tax rate changes	—	28,048	—
Adjustment for foreign tax rates	40	115	(501)
Other permanent differences	4,419	(1,761)	818
Unrealized foreign exchange rate (loss)/gain	(6,935)	2,469	5,972
NOL expires and revisions	(120)	(2,806)	(242)
Valuation allowance	476	(36,691)	(11,147)
Tax benefit	$(2,770)	$(15,369)	$(3,749)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2018 and 2017 respectively are presented below:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$55,515	$72,078
Mineral Properties	62,345	59,905
Other temporary differences	15,198	862
Total gross deferred tax assets	133,058	132,845
Less: valuation allowance	(124,153)	(123,648)
Net deferred tax assets	$8,905	$9,197
Deferred tax liabilities:
Acquired mineral property interests	(15,331)	(17,627)
Total deferred tax liabilities	$(15,331)	$(17,627)
Total net deferred tax liability	$(6,426)	$(8,430)

The Company reviews the measurement of its deferred tax assets at each balance sheet date.

On the basis of available information at December 31, 2018, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The change in valuation allowance of approximately $0.5 million primarily reflects an increase in valuation allowance on certain mineral properties in Mexico associated with the cessation of mining activities.

As at December 31, 2017 the Company recognized a deferred tax asset to the extent of the deferred tax liability recognized on the acquired mineral property interests associated with the Gold Bar project, in the amount of $6.4 million. As a result of Gold Bar being in construction, the Company is now able to reasonably estimate when the temporary difference associated with the deferred tax liability will reverse. The reversal is expected to occur over the same time period as existing tax assets, which have previously been provided for by the valuation allowance.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of period	Additions(a)	Deductions(b)	Balance at end of period
2018	$123,648	$12,232	$(11,727)	$124,153
2017	111,621	51,220	(39,193)	123,648
2016	122,768	1,430	(12,577)	111,621

(a)

The additions to valuation allowance mainly results from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.

(b)

The reductions to valuation allowance mainly results from release of valuation allowance, expiration of the Company’s tax attributes and foreign exchange reductions of tax attributes in Canada, Mexico and Argentina.

As at December 31, 2018 and 2017, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Net-operating losses	$135,348	2019-2038
Mexico	Net-operating losses	29,749	2019-2024
Canada(a)	Net-operating losses	38,728	2019-2038
Argentina(a)	Net-operating losses	34,001	2019-2023

(a)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups, and therefore, may be restricted in use to specific projects.

The Company or its subsidiaries file income tax returns in Canada, the United States, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2015 to 2018

Canada: 2011 to 2018

Mexico: 2014 to 2018

Argentina: 2014 to 2018

NOTE 10 SHAREHOLDERS’ EQUITY

Shareholder distributions

During the year ended December 31, 2018, the Company paid two semi-annual distributions to shareholders on February 14, 2018 and September 4, 2018 totaling $0.01 (for the year ended December 31, 2017, distributions totaling $0.01 on February 3, 2017 and August 14, 2017) per share of common stock, for a total distribution of $3.4 million (December 31, 2017 – $3.1 million). These distributions were treated as dividends for tax purposes.

Pursuant to a term loan facility dated August 10, 2018, there exists limitations on the distributions the Company is authorized to declare and pay. The Company may declare and pay distributions in any fiscal year that do not exceed the amount of dividends per share made in the fiscal year ended December 31, 2017.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Equity offerings

On June 11, 2018, the Company issued 178,321 shares of common stock in exchange for the acquisition of mineral property interests adjacent to the Black Fox Complex.

The Company issued 12,687,035 shares of common stock as part of the Lexam acquisition completed on April 26, 2017. See Note 19 Acquisitions.

On September 22, 2017, the Company issued 20,700,000 common shares and 10,350,000 warrants in a public offering for net proceeds of $43.2 million, after deducting issuance costs of $3.4 million. Each share of common stock sold entitled the holder to receive half a warrant, and each whole warrant entitled the holder to purchase one share of common stock at a price of $2.70. The warrants had an expiration date of September 28, 2018, all warrants expired unexercised.

The Company concluded that both common stock and warrants are equity-linked financial instruments and should be accounted for permanently in the shareholders’ equity section in the Consolidated Balance Sheets, with no requirement to subsequently revalue any of the instruments. Based on the relative fair values, the Company allocated $39.4 million to common shares and $3.8 million to warrants, net of issuance costs. The Company used the Black-Scholes pricing model to determine the fair value of warrants using the following assumptions:

Risk-free interest rate	1.56%
Dividend yield	0.36%
Volatility factor of the expected market price of common stock	71%
Weighted-average expected life	53 weeks
Weighted-average grant date fair value	$0.40

Flow-through shares

On December 20, 2018, the Company issued 6,634,000 flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) priced at $2.24 per share for total proceeds of $14.9 million (C $20.0 million). On December 19, 2017, the Company issued 4,000,000 flow-through common shares priced at $2.50 per share for total proceeds of $10.0 million. The purpose of both offerings was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs in 2018 related to the issuance of the flow-through shares was $0.8 million (2017 – $0.5 million), which are accounted for as a reduction to the common shares. The Company has also recorded a liability for the flow-through premium received in the amount of $3.0 million (2017 – $1.6 million), which was accounted for as a reduction to the common share proceeds. The obligation is fulfilled when eligible expenditures are incurred.

The proceeds of the flow-through shares offering are shown as restricted cash on the Consolidated Balance Sheets as at December 31, 2018 and 2017. No proceeds from the 2018 sale of flow-through common shares had been spent as of December 31, 2018.  The Company expects to meet this commitment in 2019.  The entire proceeds of $10.0 million from the 2017 sale of flow-through common shares was spent as of December 31, 2018.

At-the-market (“ATM”)

Pursuant to an equity distribution agreement dated November 8, 2018, the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the year ended December 31, 2018, the Company utilized this stock offering program to issue an aggregate of 514,897 shares of common stock for gross and net proceeds of approximately $0.9 million. As of December 31, 2018, approximately $89.1 million remained available for issuance under this ATM stock offering program.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Share repurchase

During the twelve months ended December 31, 2016 the Company repurchased 557,991 shares of common stock, all of which have been cancelled, at a total cost of $0.6 million.  The share repurchase program expired on September 30, 2016. No further repurchase programs were initiated during the years ended December 31, 2018 and 2017.

NOTE 11 STOCK BASED COMPENSATION

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.    The number of shares of common stock reserved for issuance thereunder is 17.5 million shares, including shares issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan also provides for the grant of incentive options under Section 422 of the Internal Revenue Code (the “Code”), which provide potential tax benefits to the recipients compared to non-qualified options. At December 31, 2018, 5,776,483 awards were authorized and available for issuance under the Plan (December 31, 2017 – 5,283,137 awards).

During the year ended December 31, 2018, 171,000 shares of common stock (December 31, 2017 – 94,000) were issued upon exercise of stock options under the Plan, at a weighted average exercise price of $1.02 (2017 – $1.30) per share for proceeds of $0.2 million (2017 – $0.1 million).

The following table summarizes information about stock options under the Plan outstanding at December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(in thousands, except per share and year data)
Balance at December 31, 2015	6,954	$2.49	4.1	$98
Granted	645	3.99	—	—
Exercised	(1,457)	2.48	—	1,601
Forfeited	(1,422)	3.45	—	—
Expired	—	—	—	—
Balance at December 31, 2016	4,720	$2.41	3.4	$4,388
Granted	338	2.99	—	—
Exercised	(94)	1.30	—	87
Forfeited	(37)	4.28	—	—
Expired	(21)	5.00	—	—
Balance at December 31, 2017	4,906	$2.45	2.6	$2,564
Granted	375	1.90	—	—
Exercised	(171)	1.02	—	195
Forfeited	(405)	3.99	—	—
Expired	(462)	2.27	—	—
Balance at December 31, 2018	4,243	$2.33	2.0	$1,475
Exercisable at December 31, 2018	3,552	$2.28	1.6	$1,475

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted at or above market value as of the date of the grant.  During the year ended December 31, 2018, the Company granted stock options to certain employees and directors for an aggregate of 0.4 million shares of common stock (2017 – 0.3 million, 2016 – 0.6 million) at a weighted average exercise price of $1.90 per share (2017 – $2.99, 2016 – $3.99). The options vest equally over a three-year period if the individuals remain affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of 5 years from the date of grant.

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2018	2017	2016
Risk-free interest rate	2.67% to 2.89%	1.46% to 1.60%	1.13% to 1.21%
Dividend yield	0.36% to 0.53%	0.31% to 0.36%	0.24% to 0.27%
Volatility factor of the expected market price of common stock	63% to 64%	72% to 74%	74%
Weighted-average expected life of option	3.5 years	3.5 years	5.0 years
Weighted-average grant date fair value	$1.90	$2.99	$2.36

During the year ended December 31, 2018, the Company recorded stock option expense of $0.3 million (2017 -$1.3 million, 2016 – $1.0 million) while the corresponding fair value of awards vesting in the period was $0.7 million (2017 – $1.3 million and 2016 – $1.3 million).

At December 31, 2018, there was $0.4 million (2017 – $0.7 million, 2016 - $1.4 million) of unrecognized compensation expense related to 0.7 million (2017 – 1.5 million, 2016 – 2.5 million) unvested stock options outstanding.  This cost is expected to be recognized over a weighted-average period of approximately 1.4 years (2017 – 1.3 years, 2016 – 1.6 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2018, for the Company’s Plan and the replacement options from the acquisition of Lexam (see Note 19 Acquisitions):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands, except per share amounts)
Non-vested, beginning of year	1,479	$1.24
Granted	375	$0.88
Cancelled/Forfeited	(248)	$2.25
Vested	(915)	$0.80
Non-vested, end of year	691	$1.28

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic net (loss) income per share and diluted net (loss) income for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Net (loss) income	$(44,870)	$(10,634)	$21,055

Weighted average common shares outstanding:	337,297	313,887	298,772
Effect of employee stock-based awards	—	—	1,702
Diluted shares outstanding:	337,297	313,887	300,474

Net (loss) income per share:
Basic and diluted	$(0.13)	$(0.03)	0.07

For the years ended December 31, 2018 and 2017, all outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share. For the year ended December 31, 2016 options to purchase 2.0 million shares of common stock at an average exercise price of $3.91 were not included in the computation of diluted weighted average shares outstanding because their exercise price exceeded the average price of the Company’s common stock for the year ended December 31, 2016 and their effect would have been anti-dilutive.

In 2017, warrants to purchase 10.35 million shares of common stock at a price of $2.70 were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2018, the Company’s commitments include long-term operating leases covering office space, land and equipment purchase commitments, exploration expenditures, option payments on properties, reclamation costs and the repayment of long-term debt for the following minimum amounts:

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligations (office rent)	$374	$322	$263	$252	$256	$143	$1,610
Operating lease obligations (mining and surface rights)	2,524	453	460	460	454	—	4,351
Exploration (including $14.9 million flow-through shares)	15,115	—	—	—	—	—	15,115
Construction	6,044	—	—	—	—	—	6,044
Reclamation costs(1)	726	1,561	2,890	5,860	141	33,211	44,389
Long-term debt	4,875	14,725	41,993	—	—	—	61,593
Total	$29,658	$17,061	$45,606	$6,572	$851	$33,354	$133,102

(1)	Amounts presented represent the undiscounted uninflated future payments.

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. Pursuant to the requirements imposed by the United States Bureau

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

of Land Management (“BLM”), the Company has Nevada obligations of $19.9 million which primarily pertains to the Tonkin property and the Gold Bar property. Under Canadian regulations, the Company has bonding obligations of $15.9 million (C$20.6 million) with respect to the Black Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Timmins properties acquired from Lexam; the $0.1 million is recorded as restricted cash in Other assets.

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

In connection with the Black Fox acquisition, as described in Note 19 Acquisitions, the Company extended its existing $20.0 million surety facility to include the necessary bonding to satisfy the Black Fox closure plan. The terms of the credit facility remain the same, Black Fox has bonding requirements of $15.9 million (C$20.6 million).

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, if any, from certain claims.  The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% at the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $540 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year ended December 31, 2018 the company recorded revenue of $2.2 million (2017 – $0.3 million).

Short-term Bank Indebtedness

On November 30, 2017, Compañia Minera Pangea, S.A. de C.V. (“CMP”), a wholly-owned subsidiary of the Company, executed a line of credit agreement with Banco Nacional de Comercio Exterior, S.N.C., a Mexican federal development banking institution (“Bancomext”). The line of credit allows CMP to borrow up to 120,000,000 Mexican pesos (approximately $6.4 million based on a market exchange rate of 19.64 Mexican pesos to 1 US dollar, as published by Bloomberg on November 30, 2017). Borrowing under the Line of Credit was available for one (1) year from November 30, 2017, under the original terms and has been extended under a first amendment of the agreement to December 1, 2019.

Interest payments under the Line of Credit are due quarterly beginning with any borrowing and a final payment of all principal and accrued interest due twenty-four (24) months following the date of the first withdrawal. CMP is permitted to prepay any amounts owed without penalty. The interest rate for each advance is as agreed upon by the parties prior to each advance, and will be reviewed and adjusted on a quarterly basis.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

CMP is permitted to use the proceeds from the line of credit (i) to finance up to 90% of the value added tax (“VAT”) refunds related to the cost of the El Gallo Project, (ii) as working capital, and (iii) for other expenses related to CMP’s mining activity. Borrowings under the line of credit are secured by a lien on all VAT collections received by CMP.

The line of credit will be immediately due and payable in the event of a failure to pay principal or interest when due, or for a breach of other covenants set forth in the line of credit.  All amounts due under the line of credit have been irrevocably and unconditionally guaranteed by the Company.

As of December 31, 2018 no funds had been drawn from the line of credit.

Long-term debt

During the year ended December 31, 2018, the Company closed on a $50.0 million term loan in order to finance Gold Bar construction and other general corporate purposes. The full amount of the term loan was drawn down in the year ended December 31, 2018, see Note 14 Related Party Transactions and Note 22 Debt for details.

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

NOTE 14 RELATED PARTY TRANSACTIONS

The Company incurred the following expense (income) in respect to the related parties outlined below:

	Year ended December 31,
	2018	2017	2016
Lexam L.P.	$91	$152	$187
Lexam VG Gold	—	(33)	85
Noblegen Inc.	26	40	—
REVlaw	266	330	124
Inventus	—	(36)	—

The Company has the following outstanding accounts payable (receivable) balance in respect to the related parties outlined below:

	Year ended December 31,
	2018	2017
REVlaw	32	17
Inventus	—	(36)

An aircraft owned by Lexam L.P. (which is controlled by Robert R. McEwen, limited partner and beneficiary of Lexam L.P. and the Company’s Chairman and Chief Executive Officer) has been made available to the Company in order to

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

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

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding securities of Lexam VG Gold and Lexam VG Gold became a wholly-owned subsidiary of the Company. See Note 19 Acquisitions. Prior to the acquisition, Robert R. McEwen was the Non-Executive Chairman of Lexam VG Gold and held a 27% ownership in Lexam and the Company shared services with Lexam VG Gold including rent, personnel, office expenses and other administrative services. Historically, these transactions were in the normal course of business.

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

Robert R. McEwen is a significant shareholder of Inventus Mining Corp. (“Inventus”). Stefan Spears, Special Projects, is the CEO and Chairman of Inventus. In his role as being responsible for Special Projects for McEwen, he provides consulting services to the Company in areas unrelated to Inventus. The Company provides custom milling services to Inventus which is in the normal course of business and has been recorded at their exchange amount.

An affiliate of Mr. McEwen is also a lender in the $50.0 million senior secured 3-year term loan facility (“term loan”). That affiliate participated as a lender for $25.0 million of the total $50.0 million term loan. During the year ended December 31, 2018, the Company paid $1.0 million in interest to this affiliate. See Note 22 Debt.

NOTE 15 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious metals in Argentina, Mexico, Canada, and the United States. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments and not provided to the CODM for review are included in Corporate and other and are provided in this note for reconciliation purposes.

The CODM reviews segment (loss) income, defined as gold and silver sales less production costs applicable to sales, mine development costs, exploration costs, property holding costs and general and administrative costs, for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Year ended December 31, 2018	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$66,151	$—	$—	$—	$62,024	$128,175
Other revenue	—	—	—	30	617	647
Production costs applicable to sales	(37,429)	—	—	—	(55,900)	(93,329)
Mine development costs	(3,667)	—	—	—	—	(3,667)
Exploration costs	(2,241)	—	(6,015)	(5,174)	(21,372)	(34,802)
Property holding costs	(2,264)	—	(68)	(1,397)	(167)	(3,896)
General and administrative costs	(3,770)	—	(1,046)	(6,562)	(665)	(12,043)
(Loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	(11,865)	—	—	—	(11,865)
Segment (loss) income	$16,780	$(11,865)	$(7,129)	$(13,103)	$(15,463)	$(30,780)
Corporate and other
General and administrative costs						$(11,120)
Depreciation						(1,178)
Revision of estimates and accretion of reclamation obligations						(3,464)
Interest and other expense						(1,619)
Gain on sale of assets						(77)
(Loss) gain on investments						(3,324)
Foreign currency gain						3,922
Net (loss) before income and mining taxes						$(47,640)

Year ended December 31, 2017	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$55,845	$—	$—	$—	$11,620	$67,465
Other revenue	—	—	—	—	259	259
Production costs applicable to sales	(35,292)	—	—	—	(9,888)	(45,180)
Mine development costs	(745)	—	—	(3,092)	—	(3,837)
Exploration costs	(5,610)	—	(7,923)	(2,132)	(1,544)	(17,209)
Property holding costs	(2,131)	—	(56)	(1,667)	(25)	(3,879)
Impairment of mineral property interests and property and equipment	(711)	—	—	—	—	(711)
General and administrative costs	(3,772)	—	(1,242)	(1,927)	(92)	(7,033)
(Loss) from investment in Minera Santa Cruz S.A. (net of amortization)	—	(44)	—	—	—	(44)
Segment income (loss)	$7,584	$(44)	$(9,221)	$(8,818)	$330	$(10,169)
Corporate and other
Other exploration costs						$(505)
General and administrative costs						(11,839)
Depreciation						(1,453)
Revision of estimates and accretion of reclamation obligations						(2,061)
Interest and other income						(938)
Gain on sale of assets						11
(Loss) gain on investments						257
Foreign currency gain						694
Net (loss) before income and mining taxes						$(26,003)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Year ended December 31, 2016	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$60,388	$—	$—	$—	$—	$60,388
Production costs applicable to sales	(28,133)	—	—	—	—	(28,133)
Mine development costs	(1,174)	—	—	(2,692)	—	(3,866)
Exploration costs	(4,100)	—	(1,649)	(1,973)	—	(7,722)
Property holding costs	(1,642)	—	(405)	(1,489)	—	(3,536)
General and administrative costs	(2,688)	—	(646)	(228)	—	(3,562)
Income from investment in Minera Santa Cruz S.A. (net of amortization)	—	12,951	—	—	—	12,951
Segment income (loss)	$22,651	$12,951	$(2,700)	(6,382)	$—	$26,520
Corporate and other
Other exploration costs						$(237)
General and administrative costs						(9,172)
Depreciation						(1,169)
Revision of estimates and accretion of reclamation obligations						(595)
Interest and other income						835
Gain on sale of assets						24
(Loss) gain on investments						519
Foreign currency gain						581
Net income before income and mining taxes						$17,306

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the Company’s operating segments.

	Long-lived Assets		Revenue(1)
	Year ended December 31,		Year ended December 31,
	2018	2017	2018	2017	2016
Canada	$84,119	$85,179	$62,641	$11,879	$—
Mexico	26,524	35,446	66,151	55,845	60,388
USA	127,617	43,086	30	—	—
Argentina(2)	319,305	341,554	—	—	—
Total consolidated	$557,565	$505,265	$128,822	$67,724	$60,388

(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $127.8 million as of December 31, 2018 (December 31, 2017 - $151.0 million).

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2018, 2017 and 2016, sales to Bank of Nova Scotia were $123.5 million (96%), $65.9 million (94%), and $58.1 million (96%), respectively, of total gold and silver sales.

Capital expenditures information

Capital expenditures includes acquisitions of property and equipment and mineral property interests, net of dispositions and amortization. The following table summarizes capital expenditures by the Company by segment.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

	Capital Expenditures
	Year ended December 31,
	2018	2017	2016
Mexico	$(3,107)	$939	$5,401
Los Azules	—	—	—
Canada	(1,110)	4,301	—
USA	83,613	6,271	764
Consolidated total for capital expenditures	$79,396	$11,511	$6,165

NOTE 16 FAIR VALUE ACCOUNTING

Assets and liabilities measured at fair value on a recurring basis.

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2018 and 2017, as reported in the Consolidated Balance Sheets. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$3,131	$2,718	$413	$—
Total	$3,131	$2,718	$413	$—

	Fair Value as at December 31 2017
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$7,971	$6,404	$1,567	$—
Total	$7,971	$6,404	$1,567	$—

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

Long-term debt is recorded at a carrying value of $49.2 million at December 31, 2018 and is assumed to approximate its fair value due to the Company recently having acquired the debt.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 17 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2018, 2017, and 2016.

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited) (in thousands, except per share)
Net (loss)	$(5,211)	$(5,380)	$(13,290)	$(20,989)
Net (loss) per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	337,062	337,087	337,100	337,936

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(unaudited) (in thousands, except per share)
Net (loss) income	$(3,018)	$(1,712)	$(8,072)	$2,169
Net (loss) income per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$0.01
Weighted average shares outstanding:
Basic and diluted	299,575	308,523	314,077	313,002

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited) (in thousands, except per share)
Net income (loss)	$12,985	$8,353	$4,208	$(4,491)
Net (loss) income per share:
Basic and diluted	$0.04	$0.03	$0.01	$(0.01)
Weighted average shares outstanding:
Basic	298,242	298,237	298,510	299,518
Diluted	298,554	299,791	301,045	301,102

NOTE 18 COMPARATIVE FIGURES

Certain prior year information has been reclassified to conform with the current year’s presentation.

NOTE 19 ACQUISITIONS

Acquisition of Lexam VG. Gold Inc.

On April 26, 2017, the Company completed the acquisition of 100% of the issued and outstanding common shares of Lexam by way of an Arrangement Agreement dated February 13, 2017 and related Plan of Arrangement (the “Arrangement”). Pursuant to the Arrangement, each common share of Lexam was exchanged for 0.056 of a common share of the Company and each option to purchase a common share of Lexam was exchanged for a replacement option entitling the holder to acquire 0.056 share of the Company’s common stock.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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
$39,158

The mineral property interests acquired include a 100% interest in the Buffalo Ankerite, Fuller and Davidson-Tisdale prospects and a 61% interest in the Paymaster prospect all located in Timmins, Ontario. The remaining 39% interest in the Paymaster property is held by Goldcorp Inc., a joint venture partner. Certain properties are also subject to a net profit interest (“NPI”) in the 10% to 20% range, payable to an unrelated third party.

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

Fair value measurements of assets acquired and liabilities assumed were made during the fourth quarter of 2017. There were no changes in the fair value measurements when the company finalized its fair value analysis in the third quarter of 2018.

The following table summarizes the amounts assigned to the assets acquired and liabilities assumed as of the acquisition date:

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company recognized $1.3 million of acquisition-related costs associated with the acquisition of the Black Fox Complex. These costs were expensed and were included in general and administrative costs in 2017.

NOTE 20 CAPITAL LEASES

The Company’s capital lease obligations primarily consist of equipment and vehicles. This equipment continues to be reported as a part of the Company’s property, plant and equipment with amortization booked on a straight line basis over the estimated useful life of the asset.

The following table summarizes the Company’s capital lease obligations as of December 31, 2018 and 2017:

			Year ended December 31,
	Interest Rates	Maturities	2018	2017
Capital lease obligations	4.45 -10.09%	2019 - 2024	$6,429	$551
Less current portion			1,511	470
Long-term capital lease obligations			$4,918	$81

The Company has the following lease payment requirements under its capital leases, 2019 – $1.9 million, 2020 – $1.9 million, 2021 – $1.8 million and 2022 and beyond $1.7 million.

NOTE 21 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2018	2017
Cash and cash equivalents	$15,756	$27,153
Restricted cash	14,685	10,000
Restricted cash included in other assets	48	-
Total cash, cash equivalents, and restricted cash	$30,489	$37,153

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Amounts included in restricted cash represent the proceeds of the sale of flow-through common shares as described in Note 10 Shareholders’ Equity. No proceeds from the 2018 sale of flow-through common shares has been spent as of December 31, 2018, and therefore, $14.7 million of proceeds remain restricted and will be utilized to fund exploration activities during 2019, at which point the restriction will lapse. The proceeds are required by the Income Tax Act (Canada) to be used as payment for generative exploration activities at the Company’s Canadian properties. The entire proceeds of $10.0 million from the 2017 sale of flow-through common shares has been spent and no restriction remains as of December 31, 2018.

Restricted cash included in other assets relates to reclamation bonding obligations in relation to the Company’s Lexam properties in Timmins, Canada.

NOTE 22 DEBT

On August 10, 2018, the Company closed a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp. (“RoyCap”), an administrative agent, and the lenders party thereto (“Lenders”). An affiliate of Robert McEwen, Chairman and Chief Executive Officer and the beneficial owner of 23% of the Company’s common stock, contributed $25.0 million of the $50.0 million total term loan. The term loan was raised to finance construction of the Gold Bar Mine in Nevada and for general corporate purposes.

The principal amount of the term loan bears interest at 9.75% per annum with interest due monthly. Principal repayments are scheduled to be made in twelve equal monthly installments of $2.0 million each commencing during the third year, with the remaining balance due on maturity on the three year anniversary date of the loan. The term loan can be retired in full or in part anytime during the first two years upon payment of the principal and accrued interest plus a fee linked to the remaining life of the term loan, and during the third year upon payment of the remaining principal and accrued interest plus a fee equal to 3% of the remaining principal. Repayment of the term loan is secured by a lien on certain of the Company’s and its subsidiaries’ assets.

The Company incurred $0.3 million in lender fees and $0.6 million in debt issuance costs, which have been included in the carrying amount of the term loan. The term loan is valued at discounted present value and interest is recognized based on the effective interest method. The debt issuance costs and lender fees are also amortized based on the effective interest method, which results in an effective interest rate that is higher than the stated rate of 9.75%. Over the term of the loan, the book value will increase as a greater amount of debt issuance costs and lender fees are amortized. Scheduled minimum debt repayments are $nil in 2018, $nil in 2019, $10.0 million in 2020 and $40.0 million in 2021.

The Company has paid $1.9 million in interest during the year ended December 31, 2018. The scheduled minimum interest payments are $4.9 million in 2019, $4.7 million in 2020 and $2.0 million in 2021.

NOTE 23 SUBSEQUENT EVENT

In conjunction with our capital allocation strategy, the Board of Directors has approved the evaluation of the potential sale of our Mexican business unit including all the fixed assets and mineral interests.

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

In connection with the acquisition of the Black Fox Complex during the year ended December 31, 2017, the Company began implementing standards and procedures at the Black Fox Complex, including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with US generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at the Black Fox Complex. We are continuing to integrate the acquired operations of the Black Fox Complex into our overall internal control over financial reporting. These changes to the Company's internal control over financial reporting that occurred during the most recent year ended December 31, 2018 are reasonably likely to materially affect the Company's internal control over financial reporting. Other than changes that have and may continue to result from integrating the Black Fox Complex into the Company's overall internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, are included in Item 8.  Financial Statements and Supplementary Data of this annual report on Form 10‑K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10‑K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2019.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in this Item 11 is incorporated by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in this Item 12 is incorporated by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed (except where otherwise indicated) as part of this report:

2.1

Arrangement Agreement, dated February 13, 2017, by and between the Company and Lexam VG Gold Inc. (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 17, 2017, Exhibit 2.1, File No. 001-33190)

2.2

Asset Purchase Agreement Between the Company and Primero Mining Corp. dated August 25, 2017 (incorporated by reference from the Current Report on Form 8-K/A filed with the SEC on September 1, 2017, Exhibit 2.1, File No. 001-33190)

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8‑K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001‑33190)

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8‑K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001‑33190)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8‑K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001‑33190)
10.1*

Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190)

10.2*	Form of Stock Option Agreement for executives of the Company (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 11, 2016, Exhibit 10.3, File No. 001-33190)
10.3

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8‑K dated December 7, 2005, Exhibit 10.1, File No. 000‑09137)

10.4*

Employment Agreement between the Company and Donald Brown dated August 8, 2016 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on February 21, 2018, Exhibit 10.7, File No. 001-33190)

10.5*+	Employment Agreement between the Company and Sylvain Guerard effective April 17, 2017
10.6*

Employment Agreement between the Company and Chris Stewart dated October 10, 2018 (incorporated by reference from the Current Report on Form 8-K/A filed with the SEC on October 12, 2018, Exhibit 10.1, File No. 001-33190)

10.7*

Employment Agreement between the Company and Xavier Ochoa dated September 2, 2016 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on September 12, 2016, Exhibit 10.1, File No. 001-33190)

10.8*

English summary of an Agreement between Andes Corporacion Minera S.A and Xavier Ochoa dated September 6, 2016 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on September 12, 2016, Exhibit 10.2, File No. 001-33190)

10.9.1

English Summary of Line of Credit Agreement, dated and finalized November 30, 2017 between Banco Nacional de Exterior S.N.C. and Minera Pangea S.A. de C.V. (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 4, 2017, Exhibit 10.1, File No. 001-33190)

10.9.2

English summary of First Amendment to Line of Credit Agreement between Banco Nacional de Exterior S.N.C. and Minera Pangea S.A. de C.V. dated November 27, 2018 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 3, 2018, Exhibit 10.1, File No. 001-033190)

10.10

Guaranty and Subordination Agreement, dated November 30, 2017, by McEwen Mining Inc. for the benefit of El Banco Nacional de Comercio Exterior, S.N.C. (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2017, Exhibit 10.2, File No. 001-33190)

10.11

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190).

10.11.1	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)

10.11.2	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)
10.11.3	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.11.4	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
10.12

Credit Agreement among the Company, Royal Capital Management Corp., as administrative agent, and the Lenders named therein dated August 10, 2018 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 16, 2018, Exhibit 10.1, File No. 001-033190)

21+	List of subsidiaries of the Company
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen.
31.2+	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Andrew Elinesky.
32+	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky
95+	Mine safety disclosure
101+

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Audited Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to the Audited Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

+Filed with this report.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: February 20, 2019		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2019
Robert R. McEwen

/s/ ANDREW ELINESKY	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2019
Andrew Elinesky

/s/ ALLEN V. AMBROSE	Director	February 20, 2019
Allen V. Ambrose

/s/ MICHELE L. ASHBY	Director	February 20, 2019
Michele L. Ashby

/s/ LEANNE M. BAKER	Director	February 20, 2019
Leanne M. Baker

/s/ RICHARD W. BRISSENDEN	Director	February 20, 2019
Richard W. Brissenden

/s/ GREGORY P. FAUQUIER	Director	February 20, 2019
Gregory P. Fauquier

/s/ DONALD R. M. QUICK	Director	February 20, 2019
Donald Quick

/s/ MICHAEL L. STEIN	Director	February 20, 2019
Michael L. Stein

/s/ ROBIN DUNBAR	Director	February 20, 2019
Robin Dunbar