Form 10-Q
period 2019-03-31
McEwen Mining Inc.
filed 2019-04-30
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 360,003,871 shares outstanding as of April 29, 2019.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1.  FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2019	2018
REVENUE:
Gold and silver sales	$15,583	$41,041
Other revenue	57	244
Total revenue	15,640	41,285

COSTS AND EXPENSES:
Production costs applicable to sales	13,168	26,394
Gross profit	2,472	14,891

OTHER OPERATING EXPENSES:
Mine development	776	380
Exploration	3,789	11,454
Property holding	1,608	1,411
General and administrative	3,871	5,187
Loss from investment in Minera Santa Cruz S.A. (note 5)	2,310	212
Depreciation	152	360
Revision of estimates and accretion of asset reclamation obligations (note 6)	461	294
Total other operating expenses	12,967	19,298
Operating loss	(10,495)	(4,407)

OTHER (EXPENSE) INCOME:
Interest and other expense	(513)	(134)
Gain (loss) on investments (note 2)	827	(2,735)
Foreign currency gain	163	927
Total other income (expense)	477	(1,942)
Loss before income and mining taxes	(10,018)	(6,349)
Income and mining tax (expense) recovery (note 7)	(118)	1,138
Net loss and comprehensive loss	$(10,136)	$(5,211)
Net loss per share (note 10):
Basic and Diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding (thousands) (note 10):
Basic and Diluted	338,557	337,062

Shareholders' distribution declared per common share (note 8)	$—	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents (note 16)	$11,907	$15,756
Investments (note 2)	4,222	3,131
Value added taxes receivable	1,204	1,058
Inventories (note 3)	30,682	22,039
Restricted cash (note 8 and note 16)	14,762	14,685
Other current assets	2,883	2,707
Total current assets	65,660	59,376
Mineral property interests, plant and equipment and construction in progress, net (note 4)	435,659	423,879
Investment in Minera Santa Cruz S.A. (note 5)	123,484	127,814
Other assets (note 3 and note 16)	4,173	5,872
TOTAL ASSETS	$628,976	$616,941
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,292	$30,817
Flow-through share premium (note 8)	2,893	2,950
Current portion of lease liabilities (note 15)	1,710	1,511
Current portion of asset retirement obligation (note 6)	1,087	734
Total current liabilities	32,982	36,012
Asset retirement obligation, less current portion (note 6)	32,380	28,668
Deferred income and mining tax liability (note 7)	6,449	6,426
Lease liabilities, less current portion (note 15)	5,611	4,918
Long-term debt (note 17)	24,640	24,603
Long-term debt from related party (note 11 and note 17)	24,640	24,603
Other liabilities	4,077	5,765
Total liabilities	$130,779	$130,995

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 359,986 as of March 31, 2019 and 344,560 as of December 31, 2018 issued and outstanding (in thousands) (note 8)	1,477,342	1,457,422
Warrants (note 8)	2,467	—
Accumulated deficit	(981,612)	(971,476)
Total shareholders’ equity	498,197	485,946
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$628,976	$616,941

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Warrants	Accumulated
	Shares	Amount	Amount	Deficit	Total
Balance, December 31, 2017	337,051	$1,444,056	$3,823	$(926,606)	$521,273
Stock-based compensation (note 9)	—	203	—	—	203
Exercise of stock options (note 8)	35	40	—	—	40
Shareholder distributions (note 8)	—	(1,686)	—	—	(1,686)
Net loss	—	—	—	(5,211)	(5,211)
Balance, March 31, 2018	337,086	$1,442,613	$3,823	$(931,817)	$514,619

Balance, December 31, 2018	344,560	$1,457,422	$—	$(971,476)	$485,946
Stock-based compensation (note 9)	—	61	—	—	61
Exercise of stock options (note 8)	222	223	—	—	223
Common stock issued in connection with registered direct offering (note 8)	14,194	17,785	—	—	17,785
Warrants issued in connection with registered direct offering (note 8)	—	—	2,467	—	2,467
Sale of common stock in ATM offering (note 8)	1,010	1,851	—	—	1,851
Net loss	—	—	—	(10,136)	(10,136)
Balance, March 31, 2019	359,986	$1,477,342	$2,467	$(981,612)	$498,197

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Cash paid to suppliers and employees	$(25,148)	$(35,098)
Cash flow from revenues	15,640	41,285
Interest paid	(1,316)	—
Interest received	3	50
Cash (used in) provided by operating activities	(10,821)	6,237
Cash flows from investing activities:
Additions to mineral property interests, plant and equipment and construction in progress	(16,512)	(10,832)
Proceeds from sale of investments (note 2)	—	2,663
Return of investment received from Minera Santa Cruz S.A. (note 5)	2,020	4,851
Cash used in investing activities	(14,492)	(3,318)
Cash flows from financing activities:
Shareholders' distribution (note 8)	—	(1,685)
Proceeds of exercise of stock options (note 8)	223	40
Proceeds of at-the-market common share issuance (note 8)	1,851	—
Principal repayments on leases (note 15)	(448)	—
Proceeds from equity issued (note 8)	19,320	—
Proceeds from warrants issued (note 8)	2,680	—
Share and warrant issuance costs (note 8)	(1,748)	—
Cash provided by (used in) financing activities	21,878	(1,645)
Effect of exchange rate change on cash and cash equivalents	(337)	314
(Decrease) increase in cash, cash equivalents and restricted cash	(3,772)	1,588
Cash, cash equivalents and restricted cash, beginning of period	30,489	37,153
Cash, cash equivalents and restricted cash, end of period (note 16)	$26,717	$38,741

Reconciliation of net loss to cash (used in) provided by operating activities:
Net loss	$(10,136)	$(5,211)
Adjustments to reconcile net loss from operating activities:
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 5)	2,310	212
Loss (gain) on investments (note 2)	(827)	2,735
Income and mining tax expense (recovery) (note 7)	118	(1,137)
Stock-based compensation (note 9)	61	203
Revision of estimates and accretion of asset reclamation obligations (note 6)	461	294
Adjustment to the asset retirement obligation estimate (note 6)	301	(359)
Depreciation and amortizations	3,186	4,127
Foreign exchange gain (loss)	337	(314)
Change in non-cash working capital items:
(Increase) decrease in VAT taxes receivable, net of collection of $126 (2018 - $1,968)	(146)	151
(Increase) decrease in other assets related to operations	(5,729)	4,337
(Decrease) increase in liabilities related to operations	(757)	1,199
Cash (used in) provided by operating activities	$(10,821)	$6,237

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa, Mexico, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. The Company also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

The interim consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2019 and 2018, the unaudited Consolidated Balance Sheets as at March 31, 2019 and December 31, 2018, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2018. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Codification Improvements: In July 2018, the FASB issued ASU 2018-09 “Codification Improvements” (“ASU 2018- 09”). ASU 2018-09 provides amendments to various topics in the FASB’s Accounting Standards Codification which apply to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material impact on the Company’s financial statements and related disclosures.

Leases – ASC 842: From 2016 to 2019, the FASB issued multiple accounting standard updates (“ASU”) regarding the new ASC 842. The ASUs outline amendments and updates to ASC 842, which provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. Adoption of this ASC was completed by the Company

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

under a modified retrospective transition method with certain practical expedients. The Company’s initial date of adoption was January 1, 2019; the adoption of ASC 842 did not result in significant changes to the financial statements.

Practical expedients and elections under ASUs and ASC 842 made by the Company are as follows:

ASU 2018-11: This update permitted an entity to elect an optional transitional practical expedient to continue to apply ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of ASC 842. Under this optional practical expedient, the Company applied the transition provisions on January 1, 2019 (the date of adoption) rather than January 1, 2017 (the beginning of the earliest comparative period presented); first reporting under the new standard will be the results for the first quarter of 2019.  Upon adoption of ASC 842, the Company recognized a cumulative-effect adjustment to the opening accumulated deficit balance.

Package of practical expedients – to permit an entity to (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. The Company opted to elect the package of practical expedients.

Hindsight practical expedient – to permit an entity to use hindsight in determining the lease term. The Company opted to elect this provision.

Easements practical expedient – this permitted an entity to elect an optional transitional practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of ASC 842 that were not previously accounted for as leases under ASC 840. The Company opted to elect this transitional provision and as a result did not evaluate any of its land agreements.

Short term election – an entity may elect not to apply lease accounting to leases that are not greater than 12 months. The Company elected this short term election.

Non-lease component election – lessees may elect to account for non-lease components as part of the lease component to which they relate; an election made by class of underlying asset. This election is not relevant for the Company and therefore, the Company did not make the election.

The adoption included the following overall impact (a) increase the Company’s recorded assets and liabilities, (b) increase related depreciation and amortization expense, (c) increase interest expense and (d) decrease lease/rental expenses. Note 15 Leases within the financial statements details the Company’s cumulative-effect adjustment to the opening accumulated deficit balance.

Lease Accounting Policy: Contracts entered into are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842.  If a contract is determined to contain a lease, the Company will include lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets.  Related depreciation and amortization expense and interest expense is recorded within the Consolidated Statements of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has not elected to account for non-lease components as part of the lease component to which they relate.

Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

available-for-sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses.” ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases.

These updates are effective for fiscal years beginning after December 15, 2019, and the Company is currently evaluating ASU 2016-13 and 2018-19 and the potential impact of adopting this guidance on its financial reporting.

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

NOTE 2 INVESTMENTS

The following is a summary of the balances of investments for the three months ended March 31, 2019 and 2018:

		Additions	Net gains	Disposals	Unrealized	Fair value
	Opening	during	(loss) on	during	gain (loss) on	end of the
As of March 31, 2019	balance	period	securities sold	period	securities held	period
Marketable equity securities	$2,718	$264	$—	$—	$605	$3,587
Warrants	413	—	—	—	222	635
Investments	$3,131	$264	$—	$—	$827	$4,222

		Additions	Net gains	Disposals	Unrealized	Fair value
	Opening	during	(loss) on	during	gain (loss) on	end of the
As of March 31, 2018	balance	period	securities sold	period	securities held	period
Marketable equity securities	$6,404	$—	$(734)	$(2,663)	$(1,137)	$1,870
Warrants	1,567	—	—	—	(864)	703
Investments	$7,971	$—	$(734)	$(2,663)	$(2,001)	$2,573

As of March 31, 2019, the cost of the marketable equity securities and warrants was approximately $3.1 million (December 31, 2018 – $2.9 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 INVENTORIES

Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Material on leach pads	$12,970	$10,370
In-process inventory	6,128	3,446
Stockpiles	1,401	1,272
Precious metals	6,432	3,421
Materials and supplies	3,751	3,530
Current Inventories	$30,682	$22,039

A portion of leach pad inventories at March 31, 2019 in the amount of $3.4 million (December 31, 2018 – $4.6 million) is expected to be recovered beyond twelve months, and has been included in Other assets.

NOTE 4 MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar, Black Fox and San José properties have proven and probable reserves compliant with SEC Industry Guide 7.

The Company conducts a review of potential triggering events for impairment on all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of these assets for impairment, in accordance with its accounting policy. During the three months ended March 31, 2019, no such triggering events were identified with respect to the carrying values of the Company’s properties.

The following table summarizes mineral property interests, plant and equipment and construction in progress at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Mineral property interests	$336,372	$326,086
Land	8,708	8,699
Construction in progress	2,508	74,643
Plant and equipment	128,855	49,578
Subtotal	$476,443	$459,006
Less: accumulated depreciation	(40,784)	(35,127)
Net carrying value	$435,659	$423,879

As at March 31, 2019, $1.4 million of capitalized interest in plant and equipment related to the Gold Bar mine (December 31, 2018 – $0.8 million). During the three months ended March 31, 2019, first production occurred at the Gold Bar mine and costs were transferred out of construction-in-progress into the appropriate category of plant and equipment and amortized.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP. As such, the summarized financial data presented under this heading is in accordance with U.S. GAAP.

The Company’s 49% attributable share of results of operations from its investment in MSC was a loss of $2.3 million for the three months ended March 31, 2019 (March 31, 2018 – loss of $0.2 million). These amounts include the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

During the three months ended March 31, 2019, the Company did not identify any potential triggering events for impairment in relation to its investment in MSC, and consequently the Company did not record any impairment during the period.

During the three months ended March 31, 2019, the Company received $2.0 million in dividends from MSC, compared to $4.9 million during the same period in 2018.

Changes in the Company’s investment in MSC for the three months ended March 31, 2019 and year ended December 31, 2018 and as follows:

Changes in the Company’s investment in MSC for the three months ended March 31, 2019 and year ended December 31, 2018 are as follows:
	March 31, 2019	December 31, 2018
Investment in MSC, beginning of the period	$127,814	$150,064
Attributable net loss from MSC	(1,358)	(10,065)
Amortization of fair value increments	(1,913)	(9,730)
Income tax recovery	961	7,930
Dividend distribution received	(2,020)	(10,385)
Investment in MSC, end of the period	$123,484	$127,814

A summary of the operating results from MSC for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
	2019	2018
Minera Santa Cruz S.A. (100%)
Net sales	$46,203	$50,662
Production costs applicable to sales	(36,340)	(43,468)
Other operating expenses	(9,403)	(4,059)
Other expenses	(2,443)	(2,118)
Net (loss) income before tax	$(1,983)	$1,017
Current and deferred tax expense	(789)	(139)
Net (loss) income	$(2,772)	$878

Portion attributable to McEwen Mining Inc. (49%)
Net (loss) income	$(1,358)	$430
Amortization of fair value increments	(1,913)	(2,115)
Income tax recovery	961	1,473
Loss from investment in MSC, net of amortization	$(2,310)	$(212)

As of March 31, 2019, MSC had current assets of $64.7 million, total assets of $324.9 million, current liabilities of $36.3 million and total liabilities of $72.9 million on an unaudited basis. These balances include the adjustments to fair value and amortization of the fair value increments arising from the purchase price allocation. Excluding the fair value increments from the purchase price allocation, MSC had current assets of $64.0 million, total assets of $190.1 million, current liabilities of $36.3 million, and total liabilities of $62.9 million as at March 31, 2019.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 6 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the El Gallo Project in Mexico, and the Timmins properties in Canada.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2019 and for the year ended December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Asset retirement obligation liability, beginning of the period	$29,402	$24,722
Settlements	(61)	(392)
Accretion of liability	397	1,205
Adjustment reflecting updated estimates	3,428	5,024
Foreign exchange revaluation	301	(1,157)
Asset retirement obligation liability, ending balance	$33,467	$29,402
Current portion	(1,087)	(734)
Non-current portion	$32,380	$28,668

The Company adjusted its estimated liability in relation to the Gold Bar mine for disturbance caused up to March 31, 2019.

NOTE 7 INCOME AND MINING TAXES

For the three months ended March 31, 2019, the Company recorded an income and mining tax expense of $0.1 million (March 31, 2018  – a recovery of $1.1 million) as a result of an increase to deferred mining taxes and amortization of the flow-through premium, partly offset by the devaluation of the Argentine peso.

NOTE 8 SHAREHOLDERS’ EQUITY

Stock options

During the three months ended March 31, 2019, 221,500 shares of common stock were issued upon exercise of stock options under the Equity Incentive Plan, at a weighted average exercise price of $1.00 per share for proceeds of $0.2 million.  This compares to 35,199 shares of common stock issued upon exercise of stock options at a weighted average exercise price of $1.15 per share for proceeds of $0.1 million during the same period of 2018.

Shareholders’ distributions

No distributions were paid during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company paid a shareholders’ distribution of $0.005 per share of common stock, for a total of $1.7 million.

Pursuant to a term loan facility dated August 10, 2018, there exists limitations on the distributions the Company is authorized to declare and pay. The Company may declare and pay distributions in any fiscal year that do not exceed the amount of dividends per share made in the fiscal year ended December 31, 2017.

Equity Issuances

On March 29, 2019, the Company issued 14,193,548 Units at $1.55 per Unit, for net proceeds of $20.3 million, after deducting issuance costs of $1.7 million.  Each Unit consists of one common share and one-half of one warrant to purchase one common share at a price of $2.00. Warrants are exercisable at any time prior to March 29, 2022, after which the warrants will expire and be of no value.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company concluded that both common shares and warrants are equity-linked financial instruments and should be accounted for permanently in the shareholders’ equity section in the Consolidated Balance Sheets, with no requirement to subsequently revalue any of the instruments. Based on the relative fair values, the Company allocated $17.8 million to common shares and $2.5 million to warrants, net of issuance costs.

The Company used the Black-Scholes pricing model to determine the fair value of warrants using the following assumptions:

Risk-free interest rate	2.30%
Dividend yield	0.00%
Volatility factor of the expected market price of common stock	50%
Weighted-average expected life	3 years
Weighted-average grant date fair value	$0.43

All 7,096,774 warrants remained outstanding and unexercised as of March 31, 2019.

On March 29, 2019, the Company also issued 1,935,484 Subscription Receipts at $1.55 per Subscription Receipt to certain of our executive officers, directors, employees and consultants for gross proceeds of $3.0 million or net proceeds of $2.8 million.  Each Subscription Receipt will automatically entitle the holder to receive, without payment of additional consideration, one Unit, upon necessary shareholder and NYSE approvals.  We are seeking shareholder approval for the conversion of the Subscription Receipts at our 2019 annual meeting of shareholders on May 23, 2019.  All proceeds from the sale of Subscription Receipts have been placed into escrow, and will be held until the necessary approvals are obtained.

Flow-through shares

On December 20, 2018, the Company issued 6,634,000 flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) priced at $2.24 per share for total proceeds of $14.9 million. On December 19, 2017, the Company issued 4,000,000 flow-through common shares priced at $2.50 per share for total proceeds of $10.0 million. The purpose of both offerings was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. As at March 31, 2019 the Company recorded a liability for the flow-through premium in the amount of $2.9 million (December 31, 2018 – $3.0 million). The obligation is fulfilled when eligible expenditures are incurred.

As at March 31, 2019, the Company reduced the flow-through premium by $0.1 million (March 31, 2018 – $0.6 million) to reflect the effect of the cost incurred to date. The reduction of the flow-through premium was recognized in income and mining tax recovery on the Consolidated Statement of Operations.

The proceeds of the flow-through shares offering are shown as restricted cash on the Consolidated Balance Sheets.  During the three months ended March 31, 2019, $0.4 million was spent on flow-through qualifying expenditures for Timmins exploration activities as intended (three months ended March 31, 2018 – $1.2 million). The restricted cash balance was $14.8 million at March 31, 2019.

At-the-market (“ATM”) offering

Pursuant to an equity distribution agreement dated November 8, 2018, the Company was permitted to offer and sell from time to time shares of its common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the three months ended March 31, 2019, the Company utilized this stock offering program to issue an aggregate of 1,010,545 shares of common stock for gross and net proceeds of approximately $1.9 million (March 31, 2018 – $nil). The agreement was terminated by the Company on March 13, 2019.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 9 STOCK-BASED COMPENSATION

During the three months ended March 31, 2019, the Company recorded stock option expense of $0.1 million (March 31, 2018 – $0.2 million).

NOTE 10 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. As the Company was in a loss position for the periods presented, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share. For the three months ended March 31, 2019, 3,838,317 outstanding options and 7,096,744 outstanding warrants (March 31, 2018 – 4,886,563 outstanding options and 10,350,000 outstanding warrants) to purchase shares of common stock were excluded from the computation of diluted loss per share.

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net loss	$(10,136)	$(5,211)

Weighted average common shares outstanding:	338,557	337,062
Diluted shares outstanding:	338,557	337,062

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)

NOTE 11 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below:

	Three months ended March 31,
	2019	2018
Lexam L.P.	$61	$27
REVlaw	41	52

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31,	December 31,
	2019	2018
Lexam L.P.	$65	$—
REVlaw	12	32

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

REVlaw is a company owned by Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and one other member of the legal department are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen is also a lender in the $50.0 million senior secured three-year term loan facility (“Term Loan”). That affiliate participated as a lender for $25.0 million of the total $50.0 million term loan. During the three months ended March 31, 2019, the Company paid $0.6 million (March 31, 2018 – $nil) in interest to this affiliate. See Note 17 Debt.

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

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended March 31, 2019	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$5,798	$—	$—	$842	$8,943	$15,583
Other revenue	—	—	—	57	—	57
Production costs applicable to sales	(3,925)	—	—	(748)	(8,495)	(13,168)
Mine development costs	(776)	—	—	—	—	(776)
Exploration costs	—	—	(913)	(484)	(2,392)	(3,789)
Property holding costs	(1,197)	—	(20)	(341)	(50)	(1,608)
General and administrative costs	(1,202)	—	(184)	(195)	(28)	(1,609)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(2,310)	—	—	—	(2,310)
Segment loss	$(1,302)	$(2,310)	$(1,117)	$(869)	$(2,022)	$(7,620)
Corporate and other
General and administrative costs						$(2,262)
Depreciation						(152)
Revision of estimates and accretion of reclamation obligations						(461)
Interest and other expense						(513)
Gain on investments						827
Foreign currency gain						163
Net loss before income and mining taxes						$(10,018)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended March 31, 2018	Mexico	MSC	Los Azules	USA	Canada	Total
Gold and silver sales	$25,417	$—	$—	$—	$15,624	$41,041
Other revenue	—	—	—	—	244	244
Production costs applicable to sales	(13,608)	—	—	—	(12,786)	(26,394)
Mine development costs	(380)	—	—	—	—	(380)
Exploration costs	(971)	—	(3,207)	(2,000)	(5,276)	(11,454)
Property holding costs	(1,149)	—	(40)	(179)	(43)	(1,411)
General and administrative costs	(829)	—	(278)	(863)	(88)	(2,058)
Loss from investment in Minera Santa Cruz S.A. (net of amortization)	—	(212)	—	—	—	(212)
Segment income (loss)	$8,480	$(212)	$(3,525)	$(3,042)	$(2,325)	$(624)
Corporate and other
General and administrative costs						$(3,129)
Depreciation						(360)
Revision of estimates and accretion of reclamation obligations						(294)
Interest and other expense						(134)
Loss on investments						(2,735)
Foreign currency gain						927
Net loss before income and mining taxes						$(6,349)

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the company’s operating segments, as follows:

	Long-lived Assets		Revenue(1)
	March 31,	December 31,	Three months ended March 31,
	2019	2018	2019	2018
Canada	$83,798	$84,119	$8,943	$15,868
Mexico	25,873	26,524	5,798	25,417
USA	138,670	127,617	899	—
Argentina(2)	314,975	319,305	—	—
Total consolidated	$563,316	$557,565	$15,640	$41,285

(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $123.5 million as of March 31, 2019 (December 31, 2018 – $127.8 million).

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

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 by level within the fair value hierarchy.  As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$4,222	$3,587	$635	$—
Total	$4,222	$3,587	$635	$—

	Fair Value as at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Investments	$3,131	$2,718	$413	$—
Total	$3,131	$2,718	$413	$—

The Company's investments include marketable equity securities which are exchange traded, and which are valued using quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

Furthermore, as noted in Note 2 Investments, the Company’s investments also include warrants to purchase common stock of certain extractive industry companies. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy. The main inputs used in the valuation of the warrants are volatility, interest rate, dividend yield and exercise price of the instruments.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

Long-term debt is recorded at a carrying value of $49.3 million (December 31, 2018 – $49.2 million) and is assumed to approximate its fair value due to the Company having recently acquired the debt.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. Pursuant to the requirements imposed by the United States Bureau of Land Management (“BLM”), the Company has bonding obligations in Nevada of $19.9 million which primarily pertains to the Tonkin and the Gold Bar properties. Under Canadian regulations, the Company has bonding obligations of $15.4 million (C$20.6 million) with respect to the Black Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as restricted cash in Other assets.

Surety Bonds

The Company satisfies its reclamation bonding obligations in the United States and Canada through the use of surety bonds. These surety bonds are available for draw down by the beneficiary in the event the Company does not perform its

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

As at March 31, 2019, the Company has a surety facility in place to cover all its bonding obligations, which include $20.0 million of bonding in Nevada and $15.4 million (C$20.6 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2% and no deposit requirements.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, from certain claims.  The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% at the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $550 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the three months ended March 31, 2019, the Company recorded revenue of $0.4 million (March 31, 2018 – $0.6 million).

Long-term debt

During the year ended December 31, 2018, the Company finalized on a $50.0 million term loan that must be used to finance Gold Bar construction and other general corporate purposes. The full amount of the term loan was drawn down in the year ended December 31, 2018, see Note 11 and Note 18 for details.

Flow-Through Common Shares

The Company raised $14.9 million (C$20.0 million) during 2018 ($10.0 million (C$12.9 million) during 2017) on a Canadian flow-through tax basis. The Company is required to spend this amount on Canadian exploration expenditures and renounce the associated tax benefit before December 31, 2019. The Company expects to meet this commitment. As at March 31, 2019, $0.4 million has been spent (March 31, 2018 – $ 1.2 million).

NOTE 15 LEASES

The Company’s lease obligations primarily consist of an office lease, equipment and vehicles. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a cumulative-effect adjustment to the opening accumulated deficit balance as of January 1, 2019 of less than $0.1 million and these leases are now reported as a part of the Company’s plant and equipment with amortization booked on a straight-line basis over the estimated useful life of the asset. Lease liabilities representing the future lease payments for the assets are recorded within accounts payable and accrued liabilities with related amortization expense and interest expense recorded within the Consolidated Statements of Operations.

The following tables summarize the Company’s leases as at March 31, 2019:

	March 31, 2019
	Operating lease	Finance leases
Leased asset, cost	$1,167	$6,879
Accumulated amortization	(386)	(138)
Net book value	$781	$6,741

	Three months ended March 31, 2019
	Operating lease	Finance leases
Interest expense	$22	$120

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	March 31, 2019			Total discounted
	Weighted	Weighted		lease liability
	average	average remaining		March 31,	December 31,
	discount rate	lease term		2019	2018
Operating lease	8.73%	5	years	$983	$—
Finance leases	7.70%	3	years	6,338	6,429
				$7,321	$6,429

The terms and conditions contained within the Company’s leases do not contain variable components. Residual values for leased assets are factored into the leases’ analysis when it is reasonably certain that the Company will purchase the asset at the end of the lease term.

The Company has elected to use hindsight on the adoption of the new accounting policy and has used it to determine the lease term for its operating lease. Facts and circumstances indicated that the Company would be reasonably certain not to utilize the early termination option in the lease and accordingly assigned the lease a ten-year term upon initial assessment. The Company’s other leases did not contain options to extend the lease beyond the lease term or terminate the lease before the lease term.

Significant judgment was used by the Company in applying the new lease standard in the determination of the incremental borrowing rate (“IBR”) that is used as the discount rate for the Company’s leases. IBR represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. IBR is used for calculating the present value of all the leases. Each lease’s IBR was determined by using the average bond yield ratings for comparable companies. It is updated on a continual basis in order to be applied to new leases. Significant judgement is applied in determining the Company’s credit rating that is an input to IBR.

The Company has the following undiscounted lease payment obligations under its leases as of March 31, 2019:

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations	$168	$226	$231	$233	$238	$158	$1,254
Finance lease obligations	1,502	1,990	2,055	1,695	10	—	7,252
Total	$1,670	$2,216	$2,286	$1,928	$248	$158	$8,506

NOTE 16 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that total to the same such amounts shown in the Consolidated Statements of Cash flows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$11,907	$15,756
Restricted cash	14,762	14,685
Restricted cash included in other assets	48	48
Total cash, cash equivalents, and restricted cash	$26,717	$30,489

Amounts included in restricted cash represent the remaining proceeds from the sale of flow-through common shares as described in Note 8 Shareholders’ Equity. A total of $14.8 million of proceeds remain restricted and will be utilized to fund exploration activities during 2019, at which point the restriction will lapse. The proceeds are required by the Income Tax Act (Canada) to be used as payment for generative exploration activities at the Company’s Canadian properties.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Restricted cash included in other assets relates to reclamation bonding obligations in relation to the Company’s Lexam properties in Timmins, Canada.

NOTE 17 DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp. (“RoyCap”), an administrative agent, and the lenders party thereto (“Lenders”). An affiliate of Robert McEwen, Chairman and Chief Executive Officer and the beneficial owner of 23% of the Company’s common stock at the time of the finalization of the term loan, contributed $25.0 million of the $50.0 million total term loan. The term loan was raised to finance construction of the Gold Bar mine in Nevada and for general corporate purposes.

The principal amount of the term loan bears interest at 9.75% per annum with interest due monthly. Repayment of the term loan is secured by a lien on certain of the Company’s and its subsidiaries’ assets. Scheduled minimum debt repayments are $nil in 2019, $10.0 million in 2020 and $40.0 million in 2021.

The Company has paid $1.2 million in interest during the three months ended March 31, 2019 (March 31, 2018 – $nil). The scheduled remaining minimum interest payments are $3.7 million in 2019, $4.7 million in 2020 and $2.0 million in 2021.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of April 30, 2019, for the foreseeable future. It also analyzes our financial condition at March 31, 2019 and compares it to our financial condition at December 31, 2018. Finally, the discussion analyzes our results of operations for the three months ended March 31, 2019 and compares those to the results for the three months ended March 31, 2018. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

The discussion also presents certain Non-GAAP financial performance measures, such as earnings from mining operations,  cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and cash, investments, and precious metals, that are important to management in its evaluation of our operating results and which are used by management to compare our performance to what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on Page 34.

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

Overview

We were organized under the laws of the State of Colorado on July 24, 1979. Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver, and since 2012 exploration for copper. Robert R. McEwen, our Chairman and CEO, made his initial investment in our company in July 2005. We own the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa, Mexico, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

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

Operating and Financial Highlights

Highlights for the first quarter of 2019 are included below and discussed further in Consolidated Financial Performance:

•

We poured our first gold ingot at the Gold Bar mine on February 16, 2019 and have since poured gold on a regular schedule at that mine. Production during the three months ended March 31, 2019 totaled 2,030 gold equivalent ounces. We expect Gold Bar to achieve commercial production during the second quarter of 2019.

•

We completed a registered direct offering in March 2019 for aggregate gross proceeds of $25.0 million, $3.0 million of which was subscribed by insiders and is contingent on shareholders’ approval at our next Annual General Meeting. We intend to use the net proceeds from this offering to fully fund our current mining projects and exploration prospects, for additional operational capital and for general working capital purposes.

•

As of March 31, 2019, we reported $40.3 million in cash and cash equivalents, restricted cash, investments and precious metals valued at the London P.M. Fix spot price(1). Restricted cash represents proceeds from a flow-through common share financing that is committed to the 2019 exploration program in Ontario.

•

Our consolidated production for the quarter was 36,315 gold equivalent ounces, of which 8,943 gold equivalent ounces were produced by the Black Fox mine; 19,910 gold equivalent ounces were produced by the San Jose mine (on a 49% attributable basis), 5,432 gold equivalent ounces were recovered from residual heap leaching at the El Gallo Project and 2,030 gold equivalent ounces were produced by the Gold Bar mine.

•

Our consolidated gold and silver sales for the quarter were $15.6 million, comprised of $9.0 million from the Black Fox mine, $5.8 million from the El Gallo Project and $0.8 million from the Gold Bar mine.

•	We realized average prices of $1,303 per ounce of gold sold by the Black Fox mine (excluding our stream obligations) and the El Gallo Project.
•	The Black Fox mine realized total cash costs of $805 and all-in sustaining costs of $1,454 per gold equivalent ounce.
•	The El Gallo Project realized total cash costs of $967 and all-in sustaining costs of $989 per gold equivalent ounce.
•	The San José mine realized total cash costs of $749 and all-in sustaining costs of $1,115 per gold equivalent ounce.
•	Our investment in MSC yielded a net loss of $2.3 million and paid us $2.0 million in dividends.
•	We reported gross profit of $2.5 million and net loss of $10.1 million, or $0.03 per share, for the three months ended March 31, 2019.

(1)	For a reconciliation of precious metals valued at the London P.M. Fix spot price and cost, please see the discussion under “Non-GAAP Financial Performance Measures” below, on Page 34.

Selected Consolidated Financial and Operating Results

The following table presents selected financial and operating results of our company for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
	(in thousands, unless otherwise indicated)
Gold and silver sales El Gallo Project	$5,798	$25,417
Gold and silver sales Black Fox mine	$8,943	$15,624
Gold and silver sales Gold Bar mine	$842	$—
Loss on investment in MSC, net of amortization	$(2,310)	$(212)
Net loss	$(10,136)	$(5,211)
Net loss per common share	$(0.03)	$(0.02)
Consolidated gold ounces(1):
Produced	26.9	35.1
Sold	22.4	42.4
Consolidated silver ounces(1):
Produced	703	696
Sold	692	709
Consolidated gold equivalent ounces(1)(2):
Produced	36.3	44.3
Sold	31.7	51.8
Silver : gold ratio(2)	75 : 1	75 : 1

(1)	Includes the portion attributable to us from our 49% interest in the San José mine.
(2)	Silver production is presented as a gold equivalent.

Consolidated Financial Performance

We reported a net loss of $10.1 million, or $0.03 per share for the three months ended March 31, 2019, compared to a net loss of $5.2 million or $0.02 per share in the same period of 2018. The $10.1 million net loss was primarily the result of the following factors:

•

A significant decrease in our gross profit margin mainly due to fewer gold equivalent ounces sold from the El Gallo Project and the Black Fox mine. At the El Gallo Project, we sold 4,450 gold ounces in the first quarter of 2019, compared to 18,984 gold ounces in the same period of 2018, as the site transitioned from mining operations to residual leaching. At the Black Fox mine, lower gold sales and production were the result of some temporary operational challenges during the first quarter of 2019 including the temporary shutdown of the primary crushing plant between February and March as the result of a fire.

•	An increase in net loss reported by MSC due to increased exploration activity in the San Jose area, coupled with the effect of the Argentine export tax implemented in the third quarter of 2018; and

•	These factors were partly offset by a decrease in our exploration activities in Canada, the U.S., Mexico and Argentina (Los Azules).

Results of Consolidated Operations

Three months ended March 31, 2019 compared to 2018

Revenue

Consolidated sales of gold and silver in the first quarter of 2019 decreased by 62%, from $41.0 million in the first quarter of 2018 to $15.6 million in the same period of 2019, due to significantly fewer gold ounces sold from the El Gallo project and the Black Fox mine, partly offset by the first gold ounces sold from the Gold Bar mine. The fewer ounces sold at our El Gallo Project and Black Fox mine was the result of lower production.

We poured our first gold ingot at Gold Bar on February 16, 2019 and sold 650 gold ounces during the first quarter of 2019.

Production Costs applicable to sales

Consolidated production costs applicable to sales decreased to $13.2 million in the first quarter of 2019, from $26.4 million in the same period of 2018, mainly due to lower production costs attributable to the Black Fox mine and the El Gallo project, reflecting fewer ounces sold as noted above.

Overall, gross profit, defined as revenue less production costs applicable to sales, was $2.5 million for the three months ended March 31, 2019, compared to $14.9 million for the same period of 2018.

Operating Income (Expenses)

Mine development costs increased to $0.8 million for the three months period ended March 31, 2019, from $0.4 million in the same period of 2018. In first quarter of 2019 and 2018, mine development costs were entirely incurred at the Fenix project in Mexico.

Exploration costs in the first quarter of 2019 decreased to $3.8 million from $11.5 million in the same period of 2018. Exploration activities were reduced to conserve capital. Exploration expense will increase during the second and third quarters of 2019.

Property holding costs in the first quarter of 2019 increased slightly by $0.2 million, from $1.4 million in 2018 to $1.6 million in 2019.

General and administrative expenses decreased to $3.9 million in the first quarter of 2019, from $5.2 million in the same period of 2018, as a result of a reduction of corporate initiatives, compared to 2018.

We recorded a net loss of $2.3 million from our investment in MSC in the first quarter of 2019, compared to a net loss of $0.2 million in the same period of 2018. The higher net loss recorded during the first quarter of 2019 was primarily driven by the impact of the Argentine export tax implemented in the third quarter of 2018, coupled with higher on-site exploration expenses, partly offset by a decrease in on-site general and administrative expenses. Please refer to the section Results of Operations – MSC below, for further details.

The revision and accretion of asset retirement obligations in the 2019 period increased slightly to $0.5 million in the first quarter of 2019 from $0.3 million in the first quarter of 2018.

Other income (expense)

Other income was $0.5 million in the three months ended March 31, 2019 compared to other expense of $1.9 million in the same period of 2018. The change was mainly driven by a $0.8 million gain on investments in 2019, compared to a $2.7 million loss on investments in 2018. Offsetting this increase in the gain on investments was a decrease in foreign currency gain, from $0.9 million in 2018 to $0.2 million in 2019. Interest expense associated with our term loan was recognized in the 2019 period as well, without a similar expense in the prior year comparative period.

Income and mining tax (expense) recovery

Income and mining tax expense was $0.1 million in the three months ended March 31, 2019, compared to a recovery of $1.1 million in the same period of 2018. The income and mining tax expense was the result of an increase to deferred mining taxes and amortization of the flow-through premium, partly offset by the devaluation of the Argentine peso.

Liquidity and Capital Resources

We had working capital of $32.7 million at March 31, 2019, which consisted of $65.7 million of current assets and $33.0 million of current liabilities, compared to $23.4 million working capital reported at year-end 2018. Within current assets, we have $14.8 million of restricted cash, which represents funds committed to the exploration program in Ontario, as a result of completing our flow-through financing. We are obligated to spend those proceeds not later than December 31, 2019.

The $9.3 million increase in working capital was the net result of net cash proceeds of $20.3 million and $1.9 million from the registered direct offering and the at-the-market common stock offering respectively, coupled with an increase of in-process and precious metals inventory as at March 31, 2019, when compared to year-end 2018; partly offset by construction costs at Gold Bar and mine development costs at Black Fox. Our cash balance, including cash equivalents and restricted cash, decreased to $26.7 million at March 31, 2019, from $30.5 million at December 31, 2018.

We believe that our working capital at March 31, 2019, combined with forecasted working capital to be generated over the next 12 months, will be sufficient to satisfy our obligations due in the next 12 months, and to fund ongoing operations and corporate activities.

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

Net cash used in operations was $10.8 million for the three months ended March 31, 2019, compared to cash provided by operations of $6.2 million in the same period of 2018. The significant changes period-to-period are summarized as follows:

•	$15.6 million cash received from gold and silver sales in 2019, compared to $41.3 million in 2018, as a result of lower sales from the El Gallo Project and the Black Fox mine;

•

$25.1 million cash paid to suppliers and employees in 2019, compared to $35.1 million in 2018, resulting from significantly lower production costs due to lower gold and silver ounces sold, and lower exploration and general and administrative expenses; and

•	$1.3 million cash paid for interest in 2019, compared to no interest paid in 2018.

Cash used in investing activities was $14.5 million for the three months ended March 31, 2019, compared to $3.3 million used in the comparable period of 2018, primarily due to:

•

$16.5 million of expenditures on mineral property interests, plant and equipment and construction in progress in the 2019 period relating to underground development at Black Fox and construction and pre-stripping prior to first production at Gold Bar, compared to $10.9 million in 2018;

•	$2.0 million in dividends received from MSC in 2019, compared to $4.9 million in 2018; and

•	Proceeds from the sale of marketable securities in the first quarter of 2018 provided $2.7 million, with no similar sale of marketable securities occurring in 2019.

Financing activities provided $21.9 million in the three months ended March 31, 2019, compared to a usage of cash of $1.6 million in 2018, primarily due to net proceeds of $20.3 million from our equity sales and proceeds of $1.9 million from the at-the-market stock offering program; partly offset by lease payments.

Results of Operations — Mexico Segment

The Mexico Segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Mining and crushing activities ceased during the second quarter of 2018. Prior to cessation, El Gallo 1 was a mature operation, at which we mined and depleted various pits during its operating life. Current activities are limited to residual leaching production that will continue until the end of 2020, as well as additional closure and reclamation activities.

Overview

The following table sets out total production and sales, and average realized prices for the El Gallo Project for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	—	449
Average grade gold (gpt)	—	1.58
Tonnes of mineralized material processed	—	283
Average grade gold (gpt)	—	1.51
Gold ounces:
Produced	5.4	12.2
Sold	4.5	19.0
Silver ounces:
Produced	1.4	3.0
Sold	—	6.7
Gold equivalent ounces(1):
Produced	5.4	12.2
Sold	4.5	19.1
Net sales	$5,798	$25,417
Average realized price ($/ounce)(2):
Gold	$1,303	$1,333
Silver	$—	$16.78
London average price ($/ounce):
P.M. Fix Gold	$1,304	$1,329
Fix Silver	$15.52	$16.77
Silver : gold ratio(1)	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measure with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on Page 34 for additional information, including definitions of these terms.

Tonnes mined represent tonnes of mineralized material extracted, while tonnes processed represent tonnes of mineralized material crushed and placed on the leach pads. Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of the mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production at El Gallo 1) to March 31, 2019 including residual heap leaching activities following the cessation of mining activities in the second quarter of 2018, is estimated at 62%.

Gold and silver production

Production for the quarter ended March 31, 2019 decreased to 5,432 gold equivalent ounces, from 12,217 gold equivalent ounces in the comparable period of 2018. The decrease in production is reflective of the operation moving into residual heap leaching as of mid-2018 and concurrent cessation of active mining.

Gold and silver sales

Revenue from sale of gold and silver at the El Gallo Project decreased to $5.8 million in the first quarter of 2019, compared to $25.4 million for the same period in 2018, due to a 77% decrease in the number of ounces of gold equivalent sold, coupled with a 2% decrease in the average realized price of gold when compared to 2018. The decrease in gold equivalent ounces sold at the El Gallo Project was due to the lower production noted above, coupled with a drawdown of the 2017 year-end gold bullion inventory that boosted the number of gold ounces sold in the first quarter of 2018.

Total Cash Costs and All-In Sustaining Costs

The following table summarizes our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the El Gallo Project:

	Three months ended
	March 31,
	2019	2018
	(in thousands, unless otherwise stated)
El Gallo 1
Total cash costs(1)	$4,302	$13,172
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$967	$691
All‑in sustaining costs(1)	$4,400	$14,365
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$989	$753
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash cost, total cash cost per ounce, all-in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on Page 34 for additional information, including definitions of these terms.

(2)	Silver production presented as a gold equivalent. The gold equivalent ounce calculation is based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce sold for the quarter ended March 31, 2019 was $967 compared to $691 for the same period of 2018. The significant increase in cash costs per gold equivalent ounce sold was expected, as fixed costs are spread over a decreasing number of ounces sold. On an aggregate basis, total cash costs at the El Gallo Project decreased to $4.3 million in the three months ended March 31, 2019, from $13.2 million in the 2018 period mainly due to significantly lower gold equivalent ounces sold in the 2019 period.

All-in sustaining costs per gold equivalent ounce sold for the quarter ended March 31, 2019 were $989, compared to $753 in the same period of 2018. On an aggregate basis, all-in sustaining costs decreased to $4.4 million in the first quarter of 2019 from $14.4 million in the 2018 period due to lower gold equivalent ounces sold.

Advanced-stage Properties – Fenix Project

During the three months ended March 31, 2019, we spent $0.8 million on activities required to advance the Fenix Project. Work on the Fenix Project feasibility study and permitting is progressing. We expect the feasibility study to be complete in the second quarter of 2019 and permitting in the third quarter of 2019.

The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

Potential Sale

In conjunction with our capital allocation strategy, the Board of Directors has approved the evaluation of the potential sale of our Mexican business unit including all of the fixed assets and mineral interests. If we pursue a sale, we anticipate that half of the net proceeds would be used to advance our development projects, and the balance would be used to retire a portion of our debt.

Results of Operations — Canada Segment

The Canada segment is composed of the Black Fox Complex, which includes the fully operational Black Fox gold mine and the Grey Fox, Tamarack and Froome advanced-stage exploration projects, the Black Fox Stock Mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The following table sets out total production and sales and average realized prices for the Black Fox mine for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
	(in thousands, unless otherwise indicated)
Tonnes of mineralized material mined	50	67
Average grade gold (gpt)	6.47	7.40
Tonnes of mineralized material processed	54	73
Average grade gold (gpt)	6.68	5.87
Gold ounces:
Produced	8.9	12.1
Sold, excluding stream	6.6	11.3
Sold, stream	0.7	1.1
Sold, including stream	7.2	12.4
Silver ounces:
Produced	0.4	0.6
Sold	3.6	—
Gold equivalent ounces(1):
Produced	8.9	12.1
Sold, excluding stream	6.6	11.3
Sold, including stream	7.2	12.4
Net sales, excluding stream	$8,590	$15,022
Net sales, stream only	$353	$602
Net sales, including stream	$8,943	$15,624
Average realized price ($/ounce)(2):
Gold, excluding stream	$1,303	$1,330
Gold, stream only	$543	$535
Gold, including stream	$1,234	$1,258
Silver	$15.64	$—
London average price ($/ounce):
P.M. Fix Gold	$1,304	$1,329
Fix Silver	$15.52	$16.77
Silver : gold ratio(1)	75 : 1	75 : 1

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures”, on Page 34 for additional information, including definitions of these terms.

Gold and silver production

Production for the quarter ended March 31, 2019 decreased to 8,943 gold equivalent ounces, from 12,102 gold equivalent ounces in the comparable period of 2018. Gold and silver production decreased in the first quarter of 2019 as a result of some temporary operational challenges at the mine operations. In January, we had difficulty accessing desired mineralized material while during February and March, we experienced a surface fire at the crushing plant operated by a local contracting company. The combined downtime at the mine was eight weeks which caused delays in crushing and shipping mineralized material to the mill facility. We expect production to return to normal in the second quarter of 2019, as the damage to the crusher has been completely repaired.

Gold and silver sales

Revenue from sale of gold and silver at the Black Fox mine decreased to $8.9 million in the first quarter of 2019, compared to $15.6 million for the same period of 2018, due to a 42% decrease in the number of gold equivalent ounces sold, coupled with a 2% decrease in the average realized price of gold when compared to 2018. The decrease in gold equivalent ounces sold at the Black Fox mine was the result of the lower production noted above.

Total Cash Costs and All-In Sustaining Costs

The following table summarizes our total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the Black Fox mine:

	Three months ended
	March 31,
	2019	2018
	(in thousands, unless otherwise stated)
Total cash costs(1)	$5,835	$10,551
Total cash cost per gold equivalent ounce sold ($/ounce)(1)(2)	$805	$849
All‑in sustaining costs(1)	$10,540	$14,754
All‑in sustaining cost per gold equivalent ounce sold ($/ounce)(1)(2)	$1,454	$1,188
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on Page 34 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. The gold equivalent ounce calculation is based on prevailing spot prices at the beginning of the year.

Total cash costs per gold equivalent ounce sold for the quarter ended March 31, 2019 was $805 compared to $849 for the same period of 2018. On an aggregate basis, total cash costs at the Black Fox mine decreased to $5.8 million in the three months ended March 31, 2019, from $10.6 million in the 2018 period mainly due to significantly lower gold equivalent ounces sold in the 2019 period.

All-in sustaining costs per gold equivalent ounce sold for the quarter ended March 31, 2019 were $1,454 compared to $1,188 in the same period of 2018. On an aggregate basis, all-in sustaining costs decreased to $10.5 million in the first quarter of 2019 from $14.8 million in the 2018 period mainly due to lower cash costs discussed above, which was partly offset by an increase in on-site exploration expenses in 2019.

Exploration Activities – Timmins

Black Fox mine and Stock Mine Properties

Our primary exploration goals are to grow known deposits and make new discoveries that can contribute to near to mid-term gold production. During the first quarter of 2019, a total of $2.4 million was spent on exploration drilling at Timmins, Ontario.

Throughout the first quarter of 2019, the underground exploration drilling at Black Fox was dedicated to confirming and expanding known mineralized trends that are located close to three mining blocks that could be brought quickly into production. The first phase of the Exploration Drift on the 810m Level of the mine is now complete, and shall provide a drilling platform to target the Black Fox deposit at depth below existing development at the mine’s 820m Level.

Surface exploration was focused on two high-priority targets during January: (i) evaluating the lateral and depth extents of the ‘639 Target’, a high-grade Quartz-Ankerite shear vein discovered by drilling in 2018 in the Grey Fox area, and (ii) assessing the potential of the complex package of structurally deformed and altered rocks within the Stock property.

Results of Operations — MSC Segment

The MSC segment is composed of the San José mine, located in Argentina.

MSC (on a 100% basis)

The following table presents total production and sales and average realized prices for the San José mine for the three months ended March 31, 2019 and 2018, on a 100% basis. Also, included at the bottom of the table are certain production figures on a 49% attributable basis, representing our interest.

	Three months ended
	March 31,
	2019	2018
	(in thousands, except otherwise stated)
San José Mine—100% basis
Tonnes of mineralized material mined	128	112
Average grade (gpt):
Gold	7.1	7.1
Silver	501	473
Tonnes of mineralized material processed	110	122
Average grade (gpt):
Gold	6.9	6.4
Silver	460	415
Average recovery (%):
Gold	88.2	87.5
Silver	87.8	86.8
Gold ounces:
Produced	21.5	22.1
Sold	20.7	22.3
Silver ounces:
Produced	1,431	1,412
Sold	1,405	1,434
Gold equivalent ounces(1):
Produced	40.6	40.9
Sold	39.4	41.5
Net sales	$46,203	$50,662
Gross average realized price ($/ounce)(2):
Gold	$1,296	$1,334
Silver	$14.98	$15.85
London average price ($/ounce):
P.M. Fix Gold	$1,304	$1,329
Fix Silver	$15.52	$16.77
Silver : gold ratio(1)	75 : 1	75 : 1
McEwen Mining—49% basis
Ounces produced:
Gold	10.6	10.8
Silver	701	692
Gold equivalent(1)	19.9	20.0

(1)	Silver production is presented as a gold equivalent.
(2)

Average realized price is a non-GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non-GAAP Financial Performance Measures” on Page 34 for additional information, including definitions of these terms.

Gold and silver production

Gold production in the three months ended March 31, 2019, on a 100% basis, decreased to 21,549 ounces, from 22,085 ounces produced in the same period of 2018, due to a 10% decrease in tonnes processed, partly offset by a 7% increase of the average gold grade processed, when compared to the same quarter of 2018.

Silver production in the three months ended March 31, 2019, on a 100% basis, increased to 1,431,308 ounces, from 1,412,350 ounces produced in the same period of 2018, due to a 10% decrease in tonnes processed, which was more than offset by a 11% increase in the average silver grade of the material processed, when compared to the same quarter of 2018.

Gold and silver sales

For the three months ended March 31, 2019, net sales decreased by 9% to $46.2 million, from $50.7 million for the same period of 2018, due to a 5% decrease in the number of gold equivalent ounces sold, coupled with 3% and 5% decreases in the average realized prices of gold and silver respectively, in 2019, when compared to 2018.

The difference between the average gross realized sale price per ounce of gold and silver sold by MSC and the average London fix prices noted above is due to adjustments of certain provisionally priced shipments of concentrates.

Total Cash Costs and All‑In Sustaining Costs

The following table presents a summary of the total cash costs, cash costs per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent at the San José mine, on a 100% and 49% basis:

	Three months ended
	March 31,
	2019	2018
	(in thousands, unless otherwise indicated)
San José mine - 100% basis
Total cash costs(1)	$29,535	$38,720
All‑in sustaining costs(1)	43,958	47,602

San José mine - 49% basis
Total cash costs(1)	$14,471	$18,972
Total cash costs per ounce sold ($/ounce)(1):
Gold	$809	$995
Silver	$9.09	$11.51
Gold equivalent(2)	$749	$934
All‑in sustaining costs(1)	$21,538	$23,324
All‑in sustaining costs per ounce sold ($/ounce)(1):
Gold	$1,205	$1,238
Silver	$13.53	$14.32
Gold equivalent(2)	$1,115	$1,148
Silver : gold ratio(2)	75 : 1	75 : 1

(1)

Total cash costs, total cash cost per ounce, all‑in sustaining costs, and all-in sustaining costs per ounce are non‑GAAP financial performance measures with no standardized definition under U.S. GAAP. See “Non‑GAAP Financial Performance Measures” on Page 34 for additional information, including definitions of these terms.

(2)	Silver production is presented as a gold equivalent. The gold equivalent ounce calculation is based on prevailing spot prices at the beginning of the year.

On a 100% basis, total cash costs per gold equivalent ounce sold by MSC decreased to $749 in the three months ended March 31, 2019, compared to $934 per gold equivalent ounce in the same period of 2018. On an aggregate basis, total cash costs decreased to $29.5 million in the first quarter of 2019 from $38.7 million in the same period of 2018, mainly due to the decrease in the number of ounces of gold and silver sold, coupled with a decrease in on-site general and administrative expenses, partly offset by the impact of the Argentine export tax implemented in the third quarter of 2018.

On a 100% basis, total all-in sustaining costs per gold equivalent ounce sold by MSC slightly decreased to $1,115 in the three months ended March 31, 2019, compared to $1,148 per gold equivalent ounce in the same period of 2018. On an aggregate basis, all-in sustaining costs decreased to $44.0 million in the first quarter of 2019 from $47.6 million in the same period of 2018, mainly due to lower cash costs, as noted above, partly offset by higher sustaining capital expenditures and on-site exploration expenses.

MSC Dividend Distribution (49%)

During the three months ended March 31, 2019, we received $2.0 million in dividends from MSC, compared to $4.9 million in dividends received during the same period in 2018. For more details on our Investment in MSC, refer to Note 5 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Results of Operations – U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine (“Gold Bar”), which poured its first gold ingot on February 16, 2019, and other early stage exploration properties.

Gold Bar mine

Project Update

Construction of our Gold Bar mine is nearing completion. We expect Gold Bar to achieve commercial production during the second quarter of 2019.

The ramp-up to anticipated commercial production encountered several obstacles related to our crushing and conveying system. These issues are summarized as follows:

•	Record winter snowfall adversely impacting the commissioning phase;
•	Tight labor market resulting in difficulty sourcing experienced and qualified operators; and
•	Material handling design issues that required down time for modification and improvement.

The first gold ingot was poured at the Gold Bar mine on February 16, 2019. Since then the mine has poured gold on a regular schedule. Production guidance for 2019 has been reduced by 10% as a result of the slower than expected startup.

Pre-commercial gold production and sales

We expect Gold Bar to achieve commercial production during the second quarter of 2019, at which time the company will disclose operational metrics, including non-GAAP financial performance measures.

Production for the quarter ended March 31, 2019 was 2,029 gold ounces, of which we sold 650 ounces, realizing $0.8 million revenues.

Exploration Activities – Nevada

During the three months ended March 31, 2019, we spent $0.5 million on target generating exploration activities in Nevada. This is compared to $2.0 million spent in the first quarter of 2018. Drilling is expected to start in early May 2019 and continue throughout the rest of the year. Exploration drilling will target both near surface and deep Carlin-type mineralization.

Results of Operations – Los Azules Segment

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

We defined a new low altitude all year access route (northern access route) in Argentina during 2018. The route was explored by overland expedition during March 2019 and confirmed to be viable for access and also for the proposed electrical transmission line. Preliminary engineering and cost and schedule estimates are in progress. Additional evaluations on infrastructure studies have been ongoing.

During the first quarter of 2019, the environmental baseline monitoring work continued. We also performed other works, which were identified as necessary to develop a conforming Environmental Impact Assessment (“EIA”) submission. We are tracking a date for EIA submission within the next twelve months and expect the Environmental Impact Declaration to be received during 2020.

During the third quarter of 2017, we completed a Preliminary Economic Assessment (“PEA”), results of which were announced on September 7, 2017. The complete PEA is available at our website at www.mcewenmining.com

Non-GAAP Financial Performance Measures

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

The non-GAAP measures earnings from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce, average realized price per ounce, and cash, investments and precious metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our earnings from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce and average realized prices per ounce related to our wholly-owned El Gallo Project and Black Fox mine, and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Item 1. Financial Statements, Note 5, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the OJVA and varies depending on factors including the profitability of the operations.

We provide the Non-GAAP measures because we believe they assist investors and analysts in evaluating our earnings, production costs applicable to sales and sales revenue, including both our wholly-owned property and our interest in the San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

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

Earnings from Mining Operations

The term Earnings from Mining Operations used in this report is a Non-GAAP financial measure. We use and report this metric because we believe it provides investors and analysts with a useful measure of the underlying earnings from our mining operations.

We define Earnings from Mining Operations as Gold and Silver Sales from our El Gallo Project and Black Fox mine, and our 49% attributable share of the San José mine’s Net Sales, less their respective Production Costs Applicable to Sales. To the extent that Production Costs Applicable to Sales may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at Production Costs Applicable to Sales that only include depreciation and amortization expense incurred at the mine site level. The San José mine Net Sales and Production Costs Applicable to Sales are presented, on a 100% basis, in Note 5 of the accompanying financial statements.

The following table presents a reconciliation of Earnings from Mining Operations to Gold and Silver Sales and Production Costs Applicable to Sales, which are GAAP financial measures:

	Three months ended
	March 31,
	2019	2018
	(in thousands)
El Gallo 1 earnings from mining operations
Gold and silver sales	$5,798	$25,417
Production costs applicable to sales	(3,925)	(13,608)
Depreciation of mining related assets	(16)	(203)
Add: Amortization related to fair value increments on historical acquisitions included in production costs applicable to sales	144	832
El Gallo 1 earnings from mining operations	$2,001	$12,438

Black Fox earnings from mining operations
Gold and silver sales	$8,943	$15,624
Production costs applicable to sales	(8,495)	(12,786)
Add: Amortization related to fair value increments on historical acquisitions included in production costs applicable to sales	133	296
Black Fox earnings from mining operations	$581	$3,134

San José earnings from mining operations (49% basis)
Net sales	$22,639	$24,824
Production costs applicable to sales	(17,807)	(21,299)
San José earnings from mining operations	$4,832	$3,525

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

All‑in sustaining costs consist of total cash costs (as described above), plus environmental rehabilitation costs and amortization of the asset retirement costs related to operating sites, sustaining exploration and development costs, sustaining capital expenditures and sustaining lease payments. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. Following is additional information regarding our all-in sustaining costs:

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

Costs excluded from total cash costs and all-in sustaining costs are income and mining tax expense, all corporate financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

For MSC, co‑product total cash costs and all‑in sustaining costs are calculated by dividing the respective proportionate share of the total cash costs and all‑in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro‑rated sales value. For the three months ended March 31, 2019, approximately 56% of the value of the sales was derived from gold and 44% was derived from silver, compared to 57% and 43% for the same period of 2018, respectively.

The following tables reconcile these non‑GAAP measures to the most directly comparable GAAP measure, Production costs applicable to sales. Total cash costs, all‑in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per ounce)
El Gallo 1 cash costs
Production costs applicable to sales	$3,925	$13,608
Less: Depreciation	(144)	(832)
On‑site general and administrative expenses	509	384
Property holding costs	12	12
Total cash costs, El Gallo 1	$4,302	$13,172
Gold equivalent ounces sold:	4,450	19,074
El Gallo 1 cash costs per gold equivalent ounce sold	$967	$691

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per ounce)
Black Fox mine cash costs
Production costs applicable to sales	$8,495	$12,786
Less: Depreciation	(2,710)	(2,258)
Property holding costs	50	23
Total cash costs, Black Fox mine	$5,835	$10,551
Gold equivalent ounces sold:	7,248	12,423
Black Fox cash costs per gold equivalent ounce sold	$805	$849

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per ounce)
San José mine cash costs (49% basis)
Production costs applicable to sales	$17,807	$21,299
Less: Operating site reclamation accretion and amortization	(135)	(131)
Depreciation	(7,401)	(4,921)
On‑site general and administrative expenses	792	1,008
Refining, smelting, and transportation	2,116	356
Commercial discounts	1,229	1,334
Community costs related to current operations	63	27
Total cash costs, San José mine	$14,471	$18,972
McEwen's share of San José gold equivalent ounces sold	19,325	20,313
San José cash costs per gold equivalent ounce sold	$749	$934

Reconciliation of All-In Sustaining Costs to Total Cash Costs

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per ounce)
El Gallo 1 all-in sustaining costs
Total cash costs	$4,302	$13,172
Operating site reclamation accretion and amortization	81	86
On‑site exploration expenses	—	978
Capital expenditures (sustaining)	17	129
All‑in sustaining costs, El Gallo 1	$4,400	$14,365
Gold equivalent ounces sold	4,450	19,074
El Gallo 1 all-in sustaining cost per gold equivalent ounce sold	$989	$753

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per ounce)
Black Fox mine all-in sustaining costs
Total cash costs	$5,835	$10,551
Operating site reclamation accretion and amortization	157	156
On‑site exploration expenses	1,150	288
Capitalized underground mine development (sustaining)	3,242	3,650
Capital expenditures (sustaining)	102	109
Sustaining leases	54	—
All‑in sustaining costs, Black Fox mine	$10,540	$14,754
Gold equivalent ounces sold	7,248	12,423
Black Fox all-in sustaining cost per gold equivalent ounce sold	$1,454	$1,188

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per ounce)
San José mine all-in sustaining costs (49% basis)
Total cash costs	$14,471	$18,972
Operating site reclamation accretion and amortization	135	131
On-site exploration expenses	1,636	598
Capitalized underground mine development (sustaining)	2,712	2,564
Less: Depreciation	(240)	(173)
Capital expenditures (sustaining)	2,824	1,232
All‑in sustaining costs, San José mine	$21,538	$23,324
McEwen's share of San José gold equivalent ounces sold	19,325	20,313
San José all-in sustaining cost per gold equivalent ounce sold	$1,115	$1,148

The following table summarizes the consolidated number of gold equivalent ounces sold:

	Three months ended
	March 31,
	2019	2018
Gold equivalent ounces sold at El Gallo 1	4,450	19,074
Gold equivalent ounces sold at Black Fox mine	7,248	12,423
Gold equivalent ounces sold at Gold Bar mine	650	—
McEwen’s share of MSC gold equivalent ounces sold	19,325	20,313
Consolidated gold equivalent ounces sold (including McEwen’s share of MSC)	31,673	51,810
Silver : gold ratio	75 : 1	75 : 1

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

	Three months ended
	March 31,
	2019	2018
	(in thousands, except ounce and per ounce figures)
El Gallo 1 average realized prices
Gold sales	$5,798	$25,304
Silver sales	—	113
Gold and silver sales	$5,798	$25,417
Gold ounces sold	4,450	18,984
Silver ounces sold	—	6,734
Gold equivalent ounces sold	4,450	19,074
Average realized price per gold ounce sold	$1,303	$1,333
Average realized price per silver ounce sold	$—	$16.78
Average realized price per gold equivalent ounce sold	$1,303	$1,333

	Three months ended
	March 31,
	2019	2018
	(in thousands, except ounce and per ounce figures)
Black Fox mine average realized prices
Gold sales	$8,534	$15,022
Gold sales, stream	353	602
Silver sales	56	—
Gold and silver sales, including stream	$8,943	$15,624
Gold ounces sold, before stream	6,550	11,297
Gold ounces sold, stream	650	1,125
Gold ounces sold, including stream	7,200	12,423
Silver ounces sold	3,600	—
Gold equivalent ounces sold, excluding stream	6,598	11,297
Gold equivalent ounces sold, including stream	7,248	12,423
Average realized price per gold ounce sold, before stream	$1,303	$1,330
Average realized price per gold ounce sold, stream	$543	$535
Average realized price per gold ounce sold, including stream	$1,234	$1,258
Average realized price per silver ounce sold	$15.64	$—
Average realized price per gold equivalent ounce sold, before stream	$1,302	$1,330
Average realized price per gold equivalent ounce sold, including stream	$1,234	$1,258

	Three months ended
	March 31,
	2019	2018
	(in thousands, except ounce and per ounce figures)
San José mine average realized prices (49% basis)
Gold sales	$13,151	$14,604
Silver sales	10,313	11,138
Gold and silver sales	$23,464	$25,742
Gold ounces sold	10,148	10,945
Silver ounces sold	688,281	702,632
Gold equivalent ounces sold	19,325	20,313
Average realized price per gold ounce sold	$1,296	$1,334
Average realized price per silver ounce sold	$14.98	$15.85
Average realized price per gold equivalent ounce sold	$1,214	$1,267

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

Cash, investments and precious metals is calculated as the sum of cash, investments and ounces of doré held in precious metals inventories, with precious metals valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of cash and cash equivalents, restricted cash, investments and precious metals amounts shown in this report:

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$11,907	$29,904
Restricted cash	14,762	8,837
Investments	4,222	2,573
Precious Metals valued at market value	9,429	14,047
Total cash, investments and precious metals	$40,320	$55,361

A reconciliation between precious metals valued at cost and precious metals valued at market value is provided in the following table:

	Three months ended
	March 31,
	2019	2018
	(in thousands, except ounces and per ounce)
Precious metals (note 4 of the Consolidated Financial Statements)	$6,432	$8,301
Reconciliation of precious metals to precious metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	7,281	10,611
London P.M. Fix, per ounce	$1,295	$1,324
Precious metals valued at market value	$9,429	$14,047

Commitments and Contingencies

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada.  These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of March 31, 2019, no liability has been recognized for our surety bonds of $35.3 million.

As of March 31, 2019, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

Significant changes in our Critical Accounting Policies since December 31, 2018 correspond to the adoption in January 1, 2019 of ASC 842 - Leases, as described in Note 1 to the Consolidated Financial Statements, “Nature of Operations and Recent Accounting Pronouncements”.

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

We caution you not to put undue reliance on these forward-looking statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward‑looking statements.

Risk Factors Impacting Forward‑Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K and the following:

•	our ability to raise funds required for the execution of our business strategy;

•	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

•	decisions of foreign countries, banks and courts within those countries;

•	unexpected changes in business, economic, and political conditions;

•	operating results of MSC;

•	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

•	timing, quality of mineralized material processed and amount of mine production;

•	our ability to retain and attract key personnel;

•	technological changes in the mining industry;

•	changes in operating, exploration or overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

•	changes in our business strategy;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of reserve estimates and timing of development expenditures;

•	litigation or regulatory investigations and procedures affecting us;

•	changes in federal, state, provincial and local laws and regulations;

•	local and community impacts and issues including criminal activity and violent crimes;

•	accidents, public health issues, and labor disputes;

•	our continued listing on a public exchange;

•	uncertainty relating to title to mineral properties; and

•	changes in relationships with the local communities in the areas in which we operate.

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

Foreign Currency Risk

In general, the devaluation of non-U.S. dollar currencies with respect to the U.S. dollar has a positive effect on our costs and liabilities which are incurred outside the U.S. while it has a negative effect on our assets denominated in non-U.S. dollar currency. Although we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the three months ended March 31, 2019, the Argentine peso devalued 13% compared to a devaluation of 8% in the same period of 2018.

During the three months ended March 31, 2019, the Mexican peso appreciated by 1% against the U.S. dollar, compared to the 7% appreciation in the same period of 2018.

The Canadian dollar experienced a 2% appreciation against the U.S. dollar for the three months ended March 31, 2019, compared to the 3% devaluation in the comparable period of 2018.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2019, our VAT receivable balance was Mexican peso 23,355,083, equivalent to approximately $1.2 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Based on our Canadian cash balance of $2.0 million (C$2.7 million) at March 31, 2019, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $15.6 million for the three months ended March 31, 2019, a 10% change in the price of gold and silver would have had an impact of approximately $1.6 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At March 31, 2019, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices fluctuate widely from time to time and may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions if these institutions are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions to default on their obligation. As of March 31, 2019,  we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $1.2 million as at March 31, 2019.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2019, we have surety bonds of $35.3 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last nine years and has now been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years preceding the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a highly inflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8‑K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001‑33190).
4.1	Form of Warrant (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 4.1, File No 001-33140).
4.2	Form of Subscription Receipt (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 4.2, File No 001-33140).
10.1

Placemat Agency Agreement among the Company, Roth Capital Partners, LLC and A.G.P./Alliance Global Partners (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.1, File No 001-33140).

10.2	Form of Securities Purchase Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.2, File No 001-33140.
10.3	Form of Subscription Receipt Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.3, File No 001-33140.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Elinesky.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Elinesky.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2019 and 2018, (ii) the Unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iii) the Unaudited Consolidated Statement of Changes in Shareholder’s Equity for the three months ended March 31, 2019 and 2018, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: April 30, 2019	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Elinesky
Date: April 30, 2019	By: Andrew Elinesky,
Senior Vice President and Chief Financial Officer