Form 10-K/A
period 2018-12-31
McEwen Mining Inc.
filed 2019-06-19
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-33190

MCEWEN MINING INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0796160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 King Street West, Suite 2800, Toronto, Ontario Canada (Address of principal executive offices)	M5H 1J9 (Zip Code)

 (866) 441-0690

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	MUX	NYSE
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2019 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing, pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, the Company is filing the consent of the independent auditors and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2018,  2017 and 2016 and accordingly,  the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2018 and 2017, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Changes in Equity, and Cash Flows for the years ended December 31, 2018,  2017 and 2016, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP, and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to February 20, 2019. Furthermore, readers are cautioned to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report:

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
10.3*

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8‑K dated December 7, 2005, Exhibit 10.1, File No. 000‑09137)

10.4*+

Employment Agreement between the Company and Donald Brown dated August 8, 2016 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on February 21, 2018, Exhibit 10.7, File No. 001-33190)

10.5*+

Employment Agreement between the Company and Sylvain Guerard effective April 17, 2017 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on February 20, 2019, Exhibit 10.5, File No. 001-33190)

10.6*+

Employment Agreement between the Company and Chris Stewart dated October 10, 2018 (incorporated by reference from the Current Report on Form 8-K/A filed with the SEC on October 12, 2018, Exhibit 10.1, File No. 001-33190)

10.7*+

Employment Agreement between the Company and Xavier Ochoa dated September 2, 2016 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on September 12, 2016, Exhibit 10.1, File No. 001-33190)

10.8*+

English summary of an Agreement between Andes Corporacion Minera S.A and Xavier Ochoa dated September 6, 2016 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on September 12, 2016, Exhibit 10.2, File No. 001-33190)

10.9.1*

English Summary of Line of Credit Agreement, dated and finalized November 30, 2017 between Banco Nacional de Exterior S.N.C. and Minera Pangea S.A. de C.V. (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 4, 2017, Exhibit 10.1, File No. 001-33190)

10.9.2*

English summary of First Amendment to Line of Credit Agreement between Banco Nacional de Exterior S.N.C. and Minera Pangea S.A. de C.V. dated November 27, 2018 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 3, 2018, Exhibit 10.1, File No. 001-033190)

10.10*

Guaranty and Subordination Agreement, dated November 30, 2017, by McEwen Mining Inc. for the benefit of El Banco Nacional de Comercio Exterior, S.N.C. (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2017, Exhibit 10.2, File No. 001-33190)

10.11*

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190).

10.11.1*	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)
10.11.2*	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)
10.11.3*	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.11.4*	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
10.12*

Credit Agreement among the Company, Royal Capital Management Corp., as administrative agent, and the Lenders named therein dated August 10, 2018 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 16, 2018, Exhibit 10.1, File No. 001-33190)

21* 23.1*

List of subsidiaries of the Company (incorporated by reference for the Form 10-K filed with the SEC on February 20, 2019, Exhibit 21, File No. 001-33190).

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm incorporated by reference for the Form 10-K filed with the SEC on February 20, 2019, Exhibit 23.1, File No. 001-33190.

23.2**	Consent of Pistrelli, Henry Martin Y Asociados S.R.L, Independent Auditors, regarding report in Exhibit 99.1.
31.1**	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen.
31.2**	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 for Andrew Iaboni.
32**	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 for Robert R. McEwen and Andrew Iaboni.
95* 99.1**

Mine safety disclosure (incorporated by reference for the Form 10-K filed with the SEC on February 20, 2019, Exhibit 95, File No. 001-33190).

Audited Financial Statements of Minera Santa Cruz SA. for the years ended December 31, 2018, 2017 and 2016, with Report of Independent Auditor.

101*

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Audited Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to the Audited Consolidated Financial Statements (incorporated by reference for the Form 10-K filed with the SEC on February 20, 2019, Exhibit 101, File No. 001-33190).

*     Previously filed with or incorporated by reference in the original filing filed on February 20, 2019.

**   Filed with this amendment.

+     Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Andrew Iaboni
Dated: June 19, 2019		Andrew Iaboni, Vice President Finance