Form 10-Q
period 2019-06-30
McEwen Mining Inc.
filed 2019-07-30
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(866) 441-0690

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	MUX	New York Stock Exchange (“NYSE”)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 362,010,925 shares outstanding as of July 30, 2019.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue from gold and silver sales	$36,383	$33,806	$51,966	$74,847

OPERATING EXPENSES:
Production costs applicable to sales	24,699	20,615	35,848	44,338
Depreciation and depletion	7,007	4,099	10,013	7,189
Gross profit	4,677	9,092	6,105	23,320

OTHER OPERATING EXPENSES:
Advanced projects	2,095	2,756	4,741	5,760
Exploration	5,872	9,609	10,022	21,484
General and administrative	3,172	2,997	5,433	6,131
Loss from investment in Minera Santa Cruz S.A. (note 8)	4,137	2,265	6,447	2,477
Depreciation	169	273	321	633
Revision of estimates and accretion of asset retirement obligations (note 11)	427	288	888	582
	15,872	18,188	27,852	37,067
Operating loss	(11,195)	(9,096)	(21,747)	(13,747)

OTHER (EXPENSE) INCOME:
Interest and other finance (expense) income, net	(2,783)	354	(3,296)	220
Other income (expense) (note 3)	463	1,222	1,510	(342)
Total other (expense) income	(2,320)	1,576	(1,786)	(122)
Loss before income and mining taxes	(13,515)	(7,520)	(23,533)	(13,869)
Income and mining tax recovery	501	2,140	383	3,278
Net loss and comprehensive loss	$(13,014)	$(5,380)	$(23,150)	$(10,591)
Net loss per share (note 13):
Basic and Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.03)
Weighted average common shares outstanding (thousands) (note 13):
Basic and Diluted	346,998	337,087	346,095	337,075

Shareholders' distribution declared per common share (note 12)	$—	$—	$—	$0.005

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$9,325	$15,756
Investments (note 4)	5,147	3,131
Receivables and other current assets (note 5)	4,605	3,765
Inventories (note 6)	32,987	22,039
Restricted cash (note 12)	13,112	14,685
Total current assets	65,176	59,376
Mineral property interests and plant and equipment, net (note 7)	436,120	423,879
Investment in Minera Santa Cruz S.A. (note 8)	119,347	127,814
Other assets (note 6 and note 17)	2,564	5,872
TOTAL ASSETS	$623,207	$616,941
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,726	$30,817
Flow-through share premium (note 12)	2,344	2,950
Lease liabilities, current portion (note 9)	2,007	1,511
Asset retirement obligation, current portion (note 11)	1,218	734
Total current liabilities	34,295	36,012
Lease liabilities, long-term (note 9)	6,001	4,918
Long-term debt (note 10)	24,678	24,603
Long-term debt from related party (note 10)	24,678	24,603
Asset retirement obligation, long-term (note 11)	33,771	28,668
Other liabilities	5,208	5,765
Deferred income and mining tax liability	6,562	6,426
Total liabilities	$135,193	$130,995

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 361,957 as of June 30, 2019 and 344,560 as of December 31, 2018 issued and outstanding (in thousands) (note 12)	1,480,006	1,457,422
Warrants (note 12)	2,634	—
Accumulated deficit	(994,626)	(971,476)
Total shareholders’ equity	488,014	485,946
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$623,207	$616,941

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Warrants	Accumulated
Three months ended June 30, 2018 and 2019:	Shares	Amount	Amount	Deficit	Total
Balance, March 31, 2018	337,086	$1,442,613	$3,823	$(931,817)	$514,619
Stock-based compensation	—	193	—	—	193
Exercise of stock options	4	5	—	—	5
Shares issued for acquisition of mineral property interests	178	391	—	—	391
Net loss	—	—	—	(5,380)	(5,380)
Balance, June 30, 2018	337,268	$1,443,202	$3,823	(937,197)	$509,828

Balance, March 31, 2019	359,986	$1,477,342	$2,467	$(981,612)	$498,197
Stock-based compensation	—	136	—	—	136
Exercise of stock options	36	37	—	—	37
Units issued in connection with registered direct offering, net of share issue costs	1,935	2,491	167	—	2,658
Net loss	—	—	—	(13,014)	(13,014)
Balance, June 30, 2019	361,957	$1,480,006	$2,634	(994,626)	$488,014

	Common Stock
	and Additional
	Paid-in Capital		Warrants	Accumulated
Six months ended June 30, 2018 and 2019:	Shares	Amount	Amount	Deficit	Total
Balance, December 31, 2017	337,051	$1,444,056	$3,823	$(926,606)	$521,273
Stock-based compensation	—	396	—	—	396
Exercise of stock options	39	45	—	—	45
Shareholder distribution	—	(1,686)	—	—	(1,686)
Shares issued for acquisition of mineral property interests	178	391	—	—	391
Net loss	—	—	—	(10,591)	(10,591)
Balance, June 30, 2018	337,268	$1,443,202	$3,823	$(937,197)	$509,828

Balance, December 31, 2018	344,560	$1,457,422	$—	$(971,476)	$485,946
Stock-based compensation	—	197	—	—	197
Exercise of stock options	258	260	—	—	260
Units issued in connection with registered direct offering, net of share issue costs	16,129	20,276	2,634	—	22,910
Sale of common stock in ATM offering	1,010	1,851	—	—	1,851
Net loss	—	—	—	(23,150)	(23,150)
Balance, June 30, 2019	361,957	$1,480,006	$2,634	$(994,626)	$488,014

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Cash paid to suppliers and employees	$(57,286)	$(74,939)
Cash flow from revenues	50,672	75,464
Interest paid (note 10)	(2,598)	—
Interest received	60	96
Cash (used in) provided by operating activities	(9,152)	621
Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	(24,484)	(27,405)
Investment in marketable equity securities (note 4)	—	(510)
Proceeds from sale of investments (note 4)	—	3,667
Return of investment received from Minera Santa Cruz S.A. (note 8)	2,020	7,231
Cash used in investing activities	(22,464)	(17,017)
Cash flows from financing activities:
Net proceeds from equity registered direct offering (note 12)	22,910	—
Proceeds of at-the-market common share issuance (note 12)	1,851	—
Proceeds of exercise of stock options (note 12)	260	45
Payment of lease obligations (note 9)	(1,026)	—
Shareholders' distribution (note 12)	—	(1,685)
Cash provided by (used in) financing activities	23,995	(1,640)
Effect of exchange rate change on cash and cash equivalents	(383)	580
(Decrease) in cash, cash equivalents and restricted cash	(8,004)	(17,456)
Cash, cash equivalents and restricted cash, beginning of period	30,489	37,153
Cash, cash equivalents and restricted cash, end of period (note 17)	$22,485	$19,697

Reconciliation of net loss to cash (used in) provided by operating activities:
Net loss	$(23,150)	$(10,591)
Adjustments to reconcile net loss from operating activities:
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 8)	6,447	2,477
(Gain) loss on investments (note 4)	(1,752)	2,502
Loss on disposal of fixed assets	—	99
Income and mining tax recovery	(383)	(3,278)
Stock-based compensation (note 12)	197	396
Revision of estimates and accretion of asset retirement obligations (note 11)	888	582
Unrealized foreign exchange loss (gain) (note 11)	610	(629)
Depreciation and amortization	6,768	8,188
Effect of exchange rate changes on cash and cash equivalents	383	(580)
Change in non-cash working capital items:
(Increase) decrease in other assets related to operations	(2,895)	6,492
Increase (decrease) in liabilities related to operations	3,735	(5,037)
Cash (used in) provided by operating activities	$(9,152)	$621

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND RECENT ACCOUNTING PRONOUNCEMENTS

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (“McEwen Mining”, or the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and six months ended June 30, 2019 and 2018, the unaudited Consolidated Balance Sheets as at June 30, 2019 and December 31, 2018, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2018. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Leases – ASC 842: From 2016 to 2019, the FASB issued multiple accounting standard updates (“ASU”) regarding the new ASC 842. The ASUs outline amendments and updates to ASC 842, which provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee is required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. Adoption of this ASC was completed by the Company under a modified retrospective transition method with certain practical expedients. The Company’s initial date of adoption was January 1, 2019; the adoption of ASC 842 did not result in significant changes to the financial statements.

Practical expedients and elections under ASUs and ASC 842 made by the Company are as follows:

ASU 2018-11: This update permitted an entity to elect an optional transitional practical expedient to continue to apply ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of ASC 842. Under this optional practical expedient, the Company applied the transition provisions

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

on January 1, 2019 (the date of adoption) rather than January 1, 2017 (the beginning of the earliest comparative period presented); first reporting under the new standard was for the first quarter of 2019.  Upon adoption of ASC 842, the Company recognized a cumulative-effect adjustment to the opening accumulated deficit balance.

Package of practical expedients – which permits an entity to (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. The Company opted to elect the package of practical expedients.

Hindsight practical expedient – which permits an entity to use hindsight in determining the lease term. The Company opted to elect this provision.

Easements practical expedient – which permits an entity to elect an optional transitional practical expedient to not evaluate land easements that exist or expire before the entity’s adoption of ASC 842 that were not previously accounted for as leases under ASC 840. The Company opted to elect this transitional provision and as a result did not evaluate any of its land agreements.

Short term election – which permits an entity to elect not to apply lease accounting to leases that are not greater than 12 months. The Company elected this short term election.

Non-lease component election – which permits lessees to elect to account for non-lease components as part of the lease component to which they relate; an election made by class of underlying asset. This election is not relevant for the Company and therefore, the Company did not make the election.

The adoption included the following overall impact (a) increase the Company’s recorded assets and liabilities, (b) increase related depreciation and amortization expense, (c) increase interest expense and (d) decrease lease/rental expenses. Note 9 Leases within the financial statements details the Company’s cumulative-effect adjustment to the opening accumulated deficit balance.

Lease Accounting Policy: Contracts entered into are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842.  If a contract is determined to contain a lease, the Company includes the lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets. Related depreciation and amortization expense and interest expense is recorded within the Consolidated Statements of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has not elected to account for non-lease components as part of the lease component to which they relate.

Operating and right-of-use (“ROU”) asset balances and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term.  The Company utilizes the incremental borrowing rate (“IBR”) in determining the present value of the future lease payments. IBR represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Each lease’s IBR is determined by using the average bond yield ratings for comparable companies.

Recently Issued Accounting Pronouncements

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update will be applied retrospectively, while others will be applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2019 presentation. Reclassified amounts were not material to the financial statements and relate to the presentation of Other Operating Expenses. Advanced projects in the Statement of Operations includes mine development costs, property holding and general and administrative costs associated with our projects at an advanced stage. Exploration in the Statement of Operations includes exploration expenses, property holding and general and administrative costs associated with exploration stage projects. General and Administrative in the Statement of Operations include corporate (head office) general and administrative costs

NOTE 2 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious metals in Argentina, Mexico, Canada, and the United States. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

The CODM reviews segment income (loss), defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects and exploration costs, for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended June 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$11,522	$16,049	$8,812	$—	$—	$36,383
Production costs applicable to sales	(7,835)	(10,639)	(6,225)	—	—	(24,699)
Depreciation and depletion	(2,568)	(4,221)	(218)	—	—	(7,007)
Gross profit	1,119	1,189	2,369	—	—	4,677

Advanced projects	(390)	—	(1,705)	—	—	(2,095)
Exploration	(1,292)	(4,062)	—	—	(518)	(5,872)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(4,137)	—	(4,137)
Segment (loss) income	$(563)	$(2,873)	$664	$(4,137)	$(518)	$(7,427)
General and Administrative and other						(6,088)
Loss before income and mining taxes						$(13,515)

Six months ended June 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$12,364	$24,992	$14,610	$—	$—	$51,966
Production costs applicable to sales	(8,643)	(16,475)	(10,730)	—	—	(35,848)
Depreciation and depletion	(2,720)	(6,931)	(362)	—	—	(10,013)
Gross profit	1,001	1,586	3,518	—	—	6,105

Advanced projects	(586)	—	(4,155)	—	—	(4,741)
Exploration	(1,902)	(6,483)	—	—	(1,637)	(10,022)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(6,447)	—	(6,447)
Segment loss	$(1,487)	$(4,897)	$(637)	$(6,447)	$(1,637)	$(15,105)
General and Administrative and other						(8,428)
Loss before income and mining taxes						$(23,533)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Three months ended June 30, 2018	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$19,425	$14,381	$—	$—	$33,806
Production costs applicable to sales	—	(11,981)	(8,634)	—	—	(20,615)
Depreciation and depletion	—	(3,526)	(573)	—	—	(4,099)
Gross profit	—	3,918	5,174	—	—	9,092

Advanced projects	(1,591)	—	(1,165)	—	—	(2,756)
Exploration	(1,151)	(5,788)	(329)	—	(2,341)	(9,609)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,265)	—	(2,265)
Segment (loss) income	$(2,742)	$(1,870)	$3,680	$(2,265)	$(2,341)	$(5,538)
General and Administrative and other						(1,982)
Loss before income and mining taxes						$(7,520)

Six months ended June 30, 2018	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$35,049	$39,798	$—	$—	$74,847
Production costs applicable to sales	—	(22,532)	(21,806)	—	—	(44,338)
Depreciation and depletion	—	(5,784)	(1,405)	—	—	(7,189)
Gross profit	—	6,733	16,587	—	—	23,320

Advanced projects	(2,633)	—	(3,127)	—	—	(5,760)
Exploration	(3,151)	(11,167)	(1,300)	—	(5,866)	(21,484)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,477)	—	(2,477)
Segment (loss) income	$(5,784)	$(4,434)	$12,160	$(2,477)	$(5,866)	$(6,401)
General and Administrative and other						(7,468)
Loss before income and mining taxes						$(13,869)

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the company’s operating segments, as follows:

	Long-lived Assets		Revenue(1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018
Canada	$85,437	$84,119	$16,049	$19,425	$24,992	$35,049
Mexico	23,783	26,524	8,812	14,381	14,610	39,798
USA	137,974	127,617	11,522	—	12,364	—
Argentina(2)	310,837	319,305	—	—	—	—
Total consolidated	$558,031	$557,565	$36,383	$33,806	$51,966	$74,847
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $119.3 million as of June 30, 2019 (December 31, 2018 – $127.8 million).

NOTE 3 OTHER INCOME (EXPENSE)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unrealized and realized gain (loss) on investments (note 4)	$925	$(534)	$1,752	$(3,269)
Foreign currency (loss) gain	(537)	1,482	(374)	2,409
Other income	75	373	132	617
Loss on sale of assets	—	(99)	—	(99)
Total other income (expense)	$463	$1,222	$1,510	$(342)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 4 INVESTMENTS

The following is a summary of the activity in investments for the six months ended June 30, 2019 and 2018:

	As at	Additions	Net gain	Disposals	Unrealized	Fair value
	December 31,	during	(loss) on	during	gain (loss) on	June 30,
	2018	period	securities sold	period	securities held	2019
Marketable equity securities	$2,718	$264	$—	$—	$1,372	$4,354
Warrants	413	—	—	—	380	793
Investments	$3,131	$264	$—	$—	$1,752	$5,147

	As at	Additions	Net gain	Disposals	Unrealized	Fair value
	December 31,	during	(loss) on	during	gain (loss) on	June 30,
	2017	period	securities sold	period	securities held	2018
Marketable equity securities	$6,404	$1,211	$(767)	$(2,899)	$(1,637)	$2,312
Warrants	1,567	—	—	(702)	(865)	—
Investments	$7,971	$1,211	$(767)	$(3,601)	$(2,502)	$2,312

Cost of marketable equity securities and warrants at June 30, 2019 was $3.1 million (December 31, 2018 – $2.9 million).

During the three months ended June 30, 2019, the Company recognized a $0.9 million unrealized gain on investments (same period in 2018 – $0.5 million unrealized loss), which included $0.7 million unrealized gain on equity securities and $0.2 million on warrants.

During the three months ended June 30, 2018, the Company sold marketable equity securities for proceeds of $0.2 million and realized a loss of nominal value.

NOTE 5 RECEIVABLES AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables and other current assets as at June 30, 2019 December 31, 2018:

	June 30, 2019	December 31, 2018
Trade receivable	$1,294	$—
Government sales tax receivable	2,128	2,079
Other current assets	1,183	1,686
Receivables and other current assets	$4,605	$3,765

Trade receivable includes a $1.3 million receivable for revenue from gold sales for which payment was not received at June 30, 2019.

Government sales tax receivable includes $1.1 million of Mexican value added tax (“VAT”) at June 30, 2019 (December 31, 2018 – $1.1 million). The Company collected $1.0 million of VAT during the six months ended June 30, 2019 (June 30, 2018 – $2.9 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 6 INVENTORIES

Current inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Material on leach pads	$21,122	$10,370
In-process inventory	3,919	3,446
Stockpiles	1,839	1,272
Precious metals	2,404	3,421
Materials and supplies	3,703	3,530
Current inventories	$32,987	$22,039

A portion of leach pad inventories at June 30, 2019 in the amount of $1.8 million (December 31, 2018 – $4.6 million) is expected to be recovered beyond twelve months, and has been included in Other assets.

NOTE 7 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

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

The following table summarizes mineral property interests and plant and equipment at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Mineral property interests	$340,945	$326,086
Land	8,708	8,699
Construction in progress	3,901	74,643
Plant and equipment	130,572	49,578
Subtotal	$484,126	$459,006
Less: accumulated depreciation	(48,006)	(35,127)
Net carrying value	$436,120	$423,879

Plant and equipment at June 30, 2019 includes $1.4 million of capitalized interest related to the Gold Bar mine (December 31, 2018 – $0.8 million). As at February 16, 2019, first production occurred at the Gold Bar mine and related construction-in-progress costs were transferred into the appropriate category of plant and equipment and mineral property interests and amortized.

The Company’s leased assets include equipment, vehicles and office space; the assets are amortized on a straight-line basis over their estimated useful lives (see note 9 Leases). Leased assets at June 30, 2019 were as follows:

	June 30, 2019
	Operating lease	Finance leases
Leased assets, cost	$1,167	$8,048
Accumulated amortization	(413)	(515)
Net book value	$754	$7,533

NOTE 8 INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

investment in MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP. As such, the summarized financial data presented under this heading is in accordance with U.S. GAAP.

A summary of the operating results from MSC for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$62,597	$52,272	$108,800	$102,934
Production costs applicable to sales	(52,896)	(43,346)	(89,236)	(86,814)
Other operating expenses	(9,440)	(3,553)	(18,843)	(7,612)
Other expenses	(855)	(6,136)	(3,298)	(8,254)
Net (loss) income before tax	$(594)	$(763)	$(2,577)	$254
Current and deferred tax expense	(3,049)	(6,937)	(3,838)	(7,076)
Net loss	$(3,643)	$(7,700)	$(6,415)	$(6,822)

Portion attributable to McEwen Mining Inc. (49%)
Net loss	$(1,784)	$(3,773)	$(3,142)	$(3,343)
Amortization of fair value increments	(2,459)	(2,482)	(4,372)	(4,597)
Income tax recovery	106	3,990	1,067	5,463
Loss from investment in MSC, net of amortization	$(4,137)	$(2,265)	$(6,447)	$(2,477)

The loss from investment in MSC includes the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated deferred tax liability associated with the investment in MSC recorded as part of the acquisition of Minera Andes.

Changes in the Company’s investment in MSC for the six months ended June 30, 2019 and year ended December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Investment in MSC, beginning of period	$127,814	$150,064
Attributable net loss from MSC	(3,142)	(10,065)
Amortization of fair value increments	(4,372)	(9,730)
Income tax recovery	1,067	7,930
Dividend distribution received	(2,020)	(10,385)
Investment in MSC, end of period	$119,347	$127,814

During the three and six months ended June 30, 2019, the Company received $nil and $2.0 million, respectively, in dividends from MSC (three and six months ended June 30, 2018 – $2.4 million and $7.2 million, respectively).

A summary of the key MSC’s assets and liabilities as at June 30, 2019, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at June 30, 2019	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$71,226	$341	$71,567
Total assets	190,935	129,493	320,428

Current liabilities	$(38,675)	$—	$(38,675)
Total liabilities	(67,110)	(9,754)	(76,864)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 9 LEASE LIABILITIES

On January 1, 2019, the Company adopted ASC 842, “Lease Accounting,” and recorded a nominal cumulative-effect adjustment to the opening accumulated deficit balance. The Company’s lease obligations include equipment, vehicles and office space. Leased assets are included in plant and equipment (See note 7 for details).  The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at June 30, 2019 and December 31, 2018 are as follows:

	Total discounted lease liabilities
	June 30, 2019	December 31, 2018
Finance leases	$7,039	6,429
Operating lease	969	$—
Lease liabilities	$8,008	$6,429
Current portion	(2,007)	(1,511)
Long-term portion	$6,001	$4,918

Lease liabilities at June 30, 2019 are recorded using a discount rate of 8.73% and 7.32%, respectively for operating and finance leases and have average remaining lease terms of five years and three years, respectively.

Lease related costs for the three and six months ended June 30, 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	Operating lease	Finance leases	Operating lease	Finance leases
Amortization of ROU assets	$27	$318	$53	$485
Interest expense	21	153	43	288
Total	$48	$471	$96	$773

Future minimum lease payments (undiscounted) as at June 30, 2019 are as follows:

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligation	$111	$225	$230	$232	$237	$158	$1,193
Finance lease obligations	1,194	2,317	2,362	2,057	105	—	8,035
Total future minimum lease payments	$1,305	$2,542	$2,592	$2,289	$342	$158	$9,228
Less: Imputed interest							(1,220)
Total							$8,008

NOTE 10 LONG-TERM DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp., an administrative agent, and the lenders party thereto (“Lenders”). The loan bears interest at 9.75% per annum with interest due monthly and is secured by a lien on certain of the Company’s and its subsidiaries’ assets. Scheduled minimum debt repayments commence in August 2020. Annual repayments are as follows: $10.0 million in 2020 and $40.0 million in 2021.

The Company incurred and paid $1.2 million and $2.4 million in interest during the three and six months ended June 30, 2019 (June 30, 2018 – $nil), of which $0.6 million was capitalized in plant and equipment for Gold Bar mine (note 7). The scheduled remaining minimum interest payments are $2.5 million in 2019, $4.7 million in 2020 and $2.0 million in 2021.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the El Gallo Project in Mexico, and the Timmins properties in Canada.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2019 and for the year ended December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Asset retirement obligation liability, beginning balance	$29,402	$24,722
Settlements	(127)	(392)
Accretion of liability	800	1,205
Adjustment reflecting updated estimates	4,304	5,024
Foreign exchange revaluation	610	(1,157)
Asset retirement obligation liability, ending balance	$34,989	$29,402
Current portion	(1,218)	(734)
Long-term portion	$33,771	$28,668

The change in estimate for the six months ended June 30, 2019 includes a $4.2 million additional estimated liability for the Gold Bar mine, which relates to disturbances during the period (December 31, 2018 – an additional $3.6 million related to disturbances that had taken place during the construction period).

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Registered Direct Offering (the “Offering”)

On March 29, 2019, the Company issued 14,193,548 Units under the Offering at $1.55 per Unit, for net proceeds of $20.3 million (net of issuance costs of $1.7 million).  Each Unit consisted of one common share and one-half of one warrant to purchase one common share at a price of $2.00, expiring three years from the date of issuance.  Warrants are exercisable at any time prior to March 29, 2022.

Under the same Offering, the Company issued 1,935,484 Subscription Receipts at $1.55 per Unit to certain of its executive officers, directors, employees and consultants; each Subscription Receipt entitled the holder to receive one Unit upon necessary shareholder and NYSE approvals.  Upon approval on May 23, 2019, the Company issued 1,935,484 Units for net proceeds of $2.6 million (net of issuance costs of $0.3 million). All Units issued under the Offering have consistent terms.

The Company concluded that both common shares and warrants are equity-linked financial instruments and should be accounted for permanently in the shareholders’ equity section in the Consolidated Balance Sheets, with no requirement to subsequently revalue any of the instruments. Of the net proceeds of $22.9 million, $20.3 million was allocated to common stock and $2.6 million was allocated to warrants based on their relative fair value at issuance.

The Company used the Black-Scholes pricing model to determine the fair value of warrants issued in connection with the Offering using the following assumptions:

Issued on:	March 29, 2019	May 23, 2019
Risk-free interest rate	2.30%	2.14%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market price of common stock	50%	45%
Weighted-average expected life	3 years	3 years
Weighted-average grant date fair value	$0.43	$0.22

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

All 8,064,516 warrants issued remain outstanding and unexercised as at June 30, 2019.

Shares issued for acquisition of mineral property interest

On June 11, 2018, the Company issued 178,321 shares of common stock in exchange for the acquisition of mineral interests adjacent to the Black Fox Complex.

Flow-through shares

On December 20, 2018, the Company issued 6,634,000 flow-through common shares (within the meaning of subsection 66(15) of the Income Tax Act (Canada)) priced at $2.24 per share for total proceeds of $14.9 million (C$20.0 million – or the “2018 issuance”). On December 19, 2017, the Company issued 4,000,000 flow-through common shares priced at $2.50 per share for total proceeds of $10.0 million (C$12.9 million – or the “2017 issuance”). The Company is required to spend flow-through share proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada).  The proceeds from the 2018 issuance are required to be spent in 2019. The proceeds from the 2017 issuance were spent in 2018.

Proceeds from the flow through issuance are allocated between the sale of tax benefits as flow-through premium liability and common shares (respectively $3.0 million and $11.9 million for the 2018 issuance). The flow through premium liability is amortized as the Company incurs CEE and is recorded as income tax recovery on the Consolidated Statement of Operations. During the six months ended June 30, 2019, the Company incurred $3.5 million (C$4.6 million) in CEE and recognized a flow-through premium recovery of $0.6 million and reduced the corresponding liability by the same amount. During the six months ended June 30, 2018, the Company incurred $8.1 million (C$10.5 million) in CEE and recognized a flow-through premium recovery of $1.3 million.

Flow through share proceeds are shown as restricted cash in the Consolidated Balance Sheet, with the balance reduced as the Company incurs flow through eligible CEE. The remaining balance of $13.1 million (C$17.1 million) of restricted cash as at June 30, 2019 is required to be spent to December 31, 2019.

At-the-market (“ATM”) offering

Pursuant to an equity distribution agreement dated November 8, 2018, the Company was permitted to offer and sell from time to time shares of its common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the three months ended March 31, 2019, the Company issued an aggregate of 1,010,545 common shares for gross and net proceeds of $1.9 million. The Company terminated the agreement on March 13, 2019.

Stock options

During the six months ended June 30, 2019, the Company issued 257,500 common shares for proceeds of $0.3 million upon the exercise of same number of stock options at a weighted average exercise price of $1.01 per share. During the same period in 2018, the Company issued 39,199 commons shares for proceeds of less than $0.1 million upon the exercise of same number of stock options at a weighted average exercise price of $1.14 per share.

Stock based compensation

During the three and six months ended June 30, 2019, the Company recorded stock option expense of $0.1 million and $0.2 million, respectively (June 30, 2018 – $0.2 million and $0.4 million, respectively).

During the six months ended June 30, 2019, 2.6 million stock options were granted to officers, directors and certain employees at a weighted average exercise price of $1.67 per share.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Shareholders’ distributions

During the six months ended June 30, 2018, the Company paid a shareholders’ distribution of $0.005 per share of common stock, for a total of $1.7 million.

Pursuant to the term loan facility dated August 10, 2018 (note 10), the Company is limited on the distributions it is authorized to declare and pay. The Company may declare and pay distributions in any fiscal year that do not exceed the amount of dividends per share made in the fiscal year ended December 31, 2017.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018, as they would be anti-dilutive. For the six months ended June 30, 2019, 6,345,150 outstanding options and 8,064,516 outstanding warrants were excluded from the computation of diluted loss per share (June 30, 2018 – 4,412,830 outstanding options and 10,350,000 outstanding warrants).

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(amounts in thousands, unless otherwise noted)
Net loss	$(13,014)	$(5,380)	$(23,150)	$(10,591)

Weighted average common shares outstanding:	346,998	337,087	346,095	337,075
Diluted shares outstanding:	346,998	337,087	346,095	337,075

Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.03)

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Lexam L.P.	$16	$18	$77	$31
REVlaw	86	68	128	102

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30,	December 31,
	2019	2018
Lexam L.P.	$7	$—
REVlaw	17	32

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

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

REVlaw is a company owned by Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and one other member of the legal department are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen participated in the $50.0 million senior secured three-year term loan facility (“Term Loan”), by providing $25.0 million of the total $50.0 million Term Loan. During the three and six months ended June 30, 2019, the Company paid interest of $0.6 million and $1.2 million, respectively, (June 30, 2018 – $nil) to this affiliate (note 10).

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

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 by level within the fair value hierarchy.

	Fair value as at June 30, 2019			Fair value as at December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$4,354	$—	$4,354	$2,718	$—	$2,718
Warrants	—	793	793	—	413	413
Total investments	$4,354	$793	$5,147	$2,718	$413	$3,131

The Company does not have any Level 3 financial liabilities.

Marketable equity securities are exchange traded, and are valued based on their quoted market price at each period end. The warrants are not traded on an active market, but are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy. The main inputs used in the valuation of the warrants are volatility, interest rate, dividend yield and exercise price of the instruments.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

Long-term debt is recorded at a carrying value of $49.4 million (December 31, 2018 – $49.2 million) and is assumed to approximate its fair value due to the Company having recently acquired the debt.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments disclosed in note 10 related to long-term debt, and note 12, related to CEE to be incurred by December 31, 2019, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.0 million (Nevada, United States) pertaining primarily to the Tonkin and the Gold Bar properties and $15.7 million (C$20.6 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as restricted cash in Other assets.

Surety Bonds

As at June 30, 2019, the Company has a surety facility in place to cover all its bonding obligations, which include $20.0 million of bonding in Nevada and $15.7 million (C$20.6 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2% and no deposit requirements. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain claims at Black Fox. The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $550 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records the revenue from the gold stream sales based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2019, the Company recorded revenue of $0.5 million and $0.9 million, respectively (June 30, 2018 – $0.6 million and $1.3 million, respectively) related to the gold stream sales.

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$9,325	$15,756
Restricted cash (note 12)	13,112	14,685
Restricted cash included in other assets	48	48
Total cash, cash equivalents, and restricted cash	$22,485	$30,489

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of July 30, 2019, for the foreseeable future. It also analyzes our financial condition at June 30, 2019 and compares it to our financial condition at December 31, 2018. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2019 and compares those to the results for the three and six months ended June 30, 2018. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

The discussion also presents certain non-GAAP financial performance measures, such as earnings from mining operations,  cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and cash, investments, trade receivables, and precious metals, that are important to management in its evaluation of our operating results and financial condition and which are used by management to compare our performance to what we perceive to be our peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 32.

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

OVERVIEW

We were organized under the laws of the State of Colorado on July 24, 1979. Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver, and since 2012 exploration for copper. Robert R. McEwen, our Chairman and CEO, made his initial investment in our company in July 2005 and became our Chief Executive Officer at that time. We own the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa, Mexico, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. In addition, throughout this Management Discussion and Analysis, the reporting periods for the three months ended March 31, 2019, June 30, 2019 and June 30, 2018 are abbreviated as Q1 19, Q2 19 and Q2 18, respectively, and the reporting periods for the six months ended June 30, 2019 and 2018 are abbreviated as H1 19 and H1 18, respectively.

Further, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 75 : 1 silver to gold ratio for periods up to and including the first quarter of 2019, and 88 : 1 for the second quarter of 2019.  Going forward, we have adopted a variable silver:gold ratio for reporting that approximates the average price during each fiscal quarter.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018. Where comparative results for mining operations are presented for prior periods, we continue to use the term “El Gallo Mine.”  We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap-leaching that is taking place at the formerly-producing mine.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2 2019 are included below and discussed further in Consolidated Financial Performance:

●	Liquid assets(1) of $31.8 million at June 30, 2019, including $22.4 million of cash and cash equivalents and restricted cash.
●	Total production of 36,216 gold ounces and 850,525 silver ounces for 45,881 gold equivalent ounces, including 23,158 gold equivalent ounces from the San José mine(2).
●	Gold Bar mine achieved commercial production on May 23, 2019; the ramp-up to full production is progressing, however the delays in the first quarter adversely impacted our gold production in the second quarter.
●	Black Fox mine production was impacted by an unusually high amount of water coming with the spring melt which resulted in the flooding of the western ramp in the underground mine. This resulted in a change in the mine plan which slowed production during April and May.
●	El Gallo project continued to over perform on its gold production from the residual heap leaching activities. Work continued to progress on the Fenix Project feasibility study
●	Total sales of 41,932 gold ounces and 874,774 silver ounces, or 51,872 gold equivalent ounces, including 23,747 gold equivalent ounces from the San José mine(2).
●	Revenue from gold and silver sales of $36.4 million increased by 8% compared to Q2 18, representing 28,125 gold equivalent ounces sold at an average realized price of $1,318(1).
●	Gross profit of $4.7 million and $11.7 million, net of depreciation and depletion.
●	Net loss of $13.0 million ($0.04 per share). Net loss includes $8.0 million spent on exploration and advanced projects and $4.1 million net loss from our investment in Minera Santa Cruz.
●	Strong commitment to exploration with $10.0 million spent in the first half of the year ($5.9 million in Q2 19). Subsequent to June 30, 2019, we announced results of our drilling activities at the Grey Fox deposit, adjacent to our Black Fox Mine. Mineralized material(3) at Grey Fox increased to 2.5 million tonnes at a grade of 7.1 gpt Au, an increase of 14% and 7%, respectively in tonnes and grade as a result of a new geological and structural interpretation of the 147 Zone and new mineralized material for 147NE.
●	Los Azules project - Received approval for the Northern Route access which, once constructed, would provide year round access to the Los Azules property. Work was also restarted on the IIA permit (required to commence construction and mining activities at Los Azules) and the permit to construct an airstrip runway.
(1)Non-GAAP financial performance measure.  See “Non-GAAP Financial Performance Measures’ beginning on Page 32.
(2)At our 49% attributable.
(3)Mineralized material is a mineralized ore body which has been intersected by a sufficient number of closely placed drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration development work

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of our company for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share)
Revenue from gold and silver sales	$36,383	$33,806	$51,966	$74,847
Production costs applicable to sales	$24,699	$20,615	$35,848	$44,338
Loss before income and mining taxes	$(13,515)	$(7,520)	$(23,533)	$(13,869)
Net loss	$(13,014)	$(5,380)	$(23,150)	$(10,591)
Net loss per share	$(0.04)	$(0.02)	$(0.07)	$(0.03)
Cash provided by (used in) operating activities	$1,669	$(5,616)	$(9,152)	$621
Additions to mineral property interests and plant and equipment	$(7,972)	$(16,573)	$(24,484)	$(27,405)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	45.9	47.3	82.2	91.6
100% owned operations	22.7	24.9	39.1	49.2
San José Mine (49% attributable)	23.2	22.4	43.1	42.4
Sold - gold equivalent ounces(1)	51.9	48.1	83.6	99.9
100% owned operations	28.1	26.6	40.5	58.1
San José Mine (49% attributable)	23.8	21.5	43.1	41.8
Average realized price ($/Au Eq. oz)(2)(3)	$1,318	$1,308	$1,313	$1,321
P.M. Fix Gold ($/oz)	$1,309	$1,306	$1,307	$1,318
Cash cost ($/Au Eq. oz sold):(2)
100% owned operations	$878	$776	$886	$764
San José Mine (49% attributable)	$960	$806	$865	$868
AISC ($/Au Eq. oz sold):(2)
100% owned operations	$1,101	$957	$1,183	$939
San José Mine (49% attributable)	$1,207	$1,065	$1,165	$1,106
Silver : Gold ratio(1)	88:1	75:1	82:1	75:1
(1)	Silver production is presented as a gold equivalent. See Page 21 for more information.
(2)	Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on Page 32.
(3)	On Sales from 100% owned operations only, excluding stream. See "Non-GAAP Financial Performance Measures" beginning on Page 32.

CONSOLIDATED PERFORMANCE

The increase in the net loss and loss per share for Q2 19 compared to the same period in 2018 is a result of a $2.9 million increase in depreciation and depletion expense and higher production costs, the latter partially offset by higher revenues ($1.5 million negative net impact), a higher loss from the Company’s investment in MSC ($1.9 million higher) and increased interest and other finance expense, mainly related to the interest on the senior secured term loan facility finalized in August 2018, all partially offset by lower spending on advanced projects and exploration.

The Company sold 1.6 thousand gold equivalent ounces more in Q2 19 (from its 100% owned operations) compared to Q2 18, the impact of which was offset by a higher cash cost per ounce, which reflects the inclusion of the Gold Bar mine sales in Q2 19 (higher cost per ounce due to entering commercial production on May 23, 2019), fewer ounces sold from

El Gallo as the mine transitioned from mining operations to residual leaching, and fewer sales at a higher cost at Black Fox mine as a result of temporary operational challenges during Q2 19.

The higher depreciation and depletion reflects Gold Bar commencing production, which has higher depreciable assets and depleteable mineral property interests in comparison to El Gallo, which is now winding down operations as it is in residual leaching.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q2 19 increased by 8% to $36.4 million compared to Q2 18, due to higher gold equivalent ounces sold (6% higher) and a higher average realized gold price. Increased ounces sold in Q2 19 reflect the start-up of the Gold Bar mine in 2019, partially offset by fewer ounces sold at the El Gallo Project (transitioned to residual heap leaching in the second half of 2018) and Black Fox mine due to lower production.

The first gold ingot at Gold Bar was poured on February 16, 2019 and the mine reached commercial production on May 23, 2019; 8.7 thousand gold equivalent ounces were sold in Q2 19.

Revenue from gold and silver sales in H1 19 decreased by 31% to $52.0 million compared to the same period in 2018. The decrease reflects the El Gallo project transitioning from mine operations to residual leaching in mid-2018, resulting in lower production from El Gallo, and fewer ounces produced and sold at Black Fox due to temporary operational issues, partially offset by production from the start up of the Gold Bar.

Production Costs applicable to sales in Q2 19 increased by 20% to $24. 7 million compared to Q2 18, reflecting higher cost per ounce sold and more ounces sold as explained in the “Selected Consolidated Financial Performance and Operating Results” section above.

Production costs applicable to sales in H1 19 decreased by 19% to $35.8 million compared to the same period in 2018, reflecting fewer ounces sold (30% fewer ounces) and higher cash cost per ounce sold, due to similar operational factors as explained in the decrease in revenue above.

Depreciation and depletion for Q2 and H1 19, respectively of $7.0 million and $10.0 million, increased by $2.9 million and $2.8 million compared to the same periods in 2018, primarily reflecting the inclusion of Gold Bar mine depreciation and depletion which has a significantly higher depreciation per ounce as compared to the El Gallo mine.

Advanced projects of $2.1 million and $4.7 million, respectively for Q2 and H1 19, decreased by $0.7 million and $1.0 million, respectively, from the same periods in 2018. Advanced projects in 2019 included spending on the Fenix project in Mexico and pre-production spending at the Gold Bar mine up to February 16, 2019 when the first gold ingot was poured compared to the same periods in 2018 when Gold Bar mine was in pre-production during the full period.

Exploration costs of $5.9 million and $10.0 million, respectively for Q2 and H1 19, decreased by $3.7 million and $11.5 million from same periods in 2018 as the exploration activities in 2019 were reduced in Q1 19 to conserve capital. Exploration spending ramped up in Q2 19 and is expected to increase during the second half of the year.  During H1 19, $3.4 million of flow-through qualifying exploration expenditures were incurred.

General and administrative expenses of $3.2 million for Q2 19 were comparable to expenditures in Q2 18. General and administrative expenses of $5.4 million for H1 19 decreased by $0.7 million from the same period in 2018 as a result of the reduction of corporate activities in the first quarter of 2019 to conserve capital.

Loss from investment in MSC of  $4.1 million and $6.4 million, respectively in Q2 and H1 19, increased by $1.9 million and $4.0 million, from the same periods in 2018, as a result of higher operating costs, including the export tax introduced in 2018 by the Argentine government, and a lower deferred tax recovery, partially offset by higher revenue from a higher number of ounces sold. The deferred tax recovery is denominated in Argentina pesos, and is thus impacted by fluctuations in the peso to the U.S. dollar.

Revision of estimates and accretion of asset retirement obligations of $0.4 million and $0.9 million, respectively in Q2 and H1 19, increased slightly by $0.1 million and $0.3 million from the same periods in 2018.

Interest and other finance income, net of $2.8 million and $3.3 million expense, respectively in Q2 and H1 19 compares to $0.4 million and $0.2 million income in Q2 and H1 18, respectively. The change is due primarily to the interest expense on the long-term debt facility, which was finalized on August 10, 2018. Included in interest and other finance (expense) income, net are interest and other charges associated with the final ruling against the Company in relation to our lawsuit filed in respect of the constitutional validity of the Mexican Tax Reform issued on October 31, 2013. The Tax Reform included a 0.5% precious metals royalty applicable to the Company.

Other income (expense) of $0.5 million and $1.5 million income for Q2 and H1 19, respectively, compares to $1.2 million income in Q2 18 and $0.3 million expense in H1 18. The movements between periods primarily reflect movements in market value of our investments and unrealized and realized foreign currency gain (or losses) due to fluctuations of C$, Mexico and Argentina pesos against U.S dollars.

Income and mining tax recovery of  $0.5 million and $0.4 million, respectively for Q2 and H1 19, decreased from the recovery of $2.1 million and $3.3 million respectively in the same periods in 2018. Tax recovery for both years reflects the impact of devaluation of the Argentine peso against the U.S.dollar on the Company’s peso-denominated deferred tax liability as well as the amortization of the flow-through premium as we incur eligible flow-through Canadian exploration expenditures.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had working capital of $30.9 million compared to $23.4 million at December 31, 2018. Working capital at June 30, 2019 includes $13.1 million of restricted cash, representing funds from flow-through shares issued in December 2018; restricted cash is committed to be spent on our exploration program in Ontario no later than December 31, 2019.

The working capital increase of $7.5 million at June 30, 2019 reflects net proceeds of $22.9 million and $1.9 million from the registered direct offering and the at-the-market common stock offering respectively and increased in-process and precious metals inventory as a result of the start up of the heap leach operations at Gold Bar, and lower accounts payable and accrued liabilities as a result of the completion of construction at Gold Bar.

Our cash balance at June 30, 2019, including cash equivalents and restricted cash, decreased to $22.4 million from $30.4 million at December 31, 2018, reflecting cash used in operating and investing activities, partially offset by financing proceeds.

Cash used in operations in H1 19 was $9.2 million, compared to cash provided by operations of $0.6 million in H1 18, with the change from prior year primarily due to: $24.8 less cash received from gold and silver sales in H1 19 due to lower production and sales from the El Gallo Project and Black Fox mine, partly offset by sales from the Gold Bar mine; $17.6 million less cash paid to suppliers and employees in H1 19, compared to H1 18 due to lower production and sales, as well as lower exploration and general and administrative spending; and $2.6 million cash interest paid in H1 19 (none in 2018).

Cash used in investing activities was $22.5 million in H1 19, compared to $17.0 million in H1 18 primarily due to: $24.5 million spent on mineral property interests and plant and equipment in H1 19 compared to $27.4 million in same period in 2018, the spending in H1 19 primarily related  to underground development at Black Fox and construction and pre-stripping prior to first production at Gold Bar; $2.0 million in dividends received from MSC in H1 19, compared to $7.2 million in in the same period in 2018; no marketable securities sold in H1 19; and $3.7 million proceeds from the sale of marketable securities in H1 18.

Financing activities provided $24.0 million in H1 19, compared to $1.6 million used in the same period in 2018, primarily due to net proceeds of $22.9 million from financing in 2019, partly offset by lease payments.

Management believes that the Company’s working capital at June 30, 2019, combined with forecasted cash to be generated over the next 12 months, will be sufficient to satisfy our obligations due in the next 12 months, and to fund ongoing operations and corporate activities.

Management continues to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox, other Timmins projects, and the Project Fenix in Mexico. If the Company’s working capital is not sufficient to continue advancing these projects, we will defer one or more of these initiatives. Furthermore, if a positive production decision is reached for one or more of these projects, the anticipated capital expenditures may significantly exceed our available capital. In such case, management would consider several financing methods, which may include incurring additional debt, issuing additional equity, equipment leasing, and other forms of financing.

OPERATIONS REVIEW

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	—	374	—	823
Average grade (gpt Au)	—	1.24	—	1.43
Processed mineralized material (t)	—	547	—	830
Average grade (gpt Au)	—	1.51	—	1.51
Gold ounces:
Produced	5.3	10.8	10.8	23.0
Sold	6.7	11.0	11.2	30.0
Silver ounces:
Produced	1.2	2.2	2.6	5.2
Sold	0.2	2.0	0.2	8.7
Gold equivalent ounces:
Produced	5.4	10.8	10.8	23.0
Sold	6.7	11.0	11.2	30.1
Revenue from gold and silver sales	$8,812	$14,381	$14,610	$39,798
Cash costs(1)	$6,225	$8,634	$10,730	$21,806
Cash cost ($/Au Eq. oz sold)(1)	$926	$783	$961	$724
All‑in sustaining costs(1)	$6,307	$8,999	$10,910	$23,364
AISC ($/Au Eq. oz sold)(1)	$939	$816	$977	$776
Silver : gold ratio	88 : 1	75 : 1	82 : 1	75 : 1
(1)	Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 32 for additional information.

Production and revenue decreased in Q2 and H1 19 reflecting the cessation of active mining as the operation moved into residual heap leaching in mid 2018. The decrease in revenue was partially offset by a slightly higher average realized gold price.

Cash cost and AISC per gold equivalent ounce sold in Q2 and H1 19 increased compared to the same periods in 2018. This increase in unit costs was expected as fixed costs are spread over a decreasing number of ounces sold. On an aggregate basis, cash costs decreased  by $2.4 million and $11.1 million in  Q2 and H1 19, respectively from the same periods in 2018 and all-in sustaining costs decreased by similar amounts.

Advanced-stage Properties – Fenix Project

Work on the Fenix Project feasibility study and permitting continued during Q2 19, with  mine permitting expected to be received and feasibility study completed in the third quarter of 2019. The Company incurred $1.6 million during H1 19 on activities required to advance the project.

The Fenix Project PEA is available for review on the Company’s website and SEDAR (www.sedar.com).

Potential Sale

In conjunction with our capital allocation strategy, the Board of Directors approved the evaluation of the potential sale of our Mexican business unit. If we pursue a sale, we anticipate that half of the proceeds would be used to advance our development projects, and the remaining balance to retire a portion of our debt. Our evaluation continued in the second quarter of 2019.

Canada Segment

The Canada segment is comprised of the Black Fox Complex, which includes the fully operational Black Fox gold mine and the Grey Fox, Tamarack and Froome advanced-stage exploration projects, the Black Fox Stock Mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	47	67	97	134
Average grade (gpt Au)	3.81	5.03	5.17	7.60
Processed mineralized material (t)	52	64	106	138
Average grade (gpt Au)	4.29	5.75	5.51	5.82
Gold equivalent ounces:
Produced	9.4	14.1	18.4	26.1
Sold	12.7	15.5	20.0	28.0
Revenue from gold and silver sales	$16,049	$19,425	$24,992	$35,049
Cash costs	$10,639	$11,981	$16,475	$22,532
Cash cost ($/Au Eq. oz sold)	$837	$771	$826	$806
All‑in sustaining costs	$15,192	$16,419	$26,158	$31,173
AISC ($/Au Eq. oz sold)	$1,196	$1,056	$1,311	$1,115
Silver : gold ratio	88 : 1	75 : 1	82 : 1	75 : 1

Production decreased by 4.6 thousand and 7.7 thousand gold equivalent ounces, respectively in Q2 and H1 19 from the same periods in 2018, with production in Q2 19 affected by water infiltration into the mine due to an unusually heavy spring run-off. Production for H1 19 also reflects some temporary operational challenges at the mine during the first quarter, including a surface fire at the crushing plant operated by a local contracting company. Production is expected to return to normal pace in the second half of 2019, as the damages have been completely repaired.

Revenue from gold and silver sales decreased in Q2 and H1 19 reflects fewer ounce sold, partially offset by a slight increase in average gold price realized in Q2 19.

Cash costs per gold equivalent ounce sold increased by 9% and 2%, respectively in Q2 and H1 19 from the same periods in 2018, reflecting lower production and sales and the impact of the temporary operational issues noted in the production section. On an aggregate basis, cash costs at the Black Fox mine decreased by $1.3 million and $6.1 million, respectively in Q2 and H1 19 compared to the same periods in 2018, as a result of fewer ounces sold.

All-in sustaining costs per gold equivalent ounce sold increased by 13% and 18%, respectively in Q2 and H1 19 from the same periods in 2018, for the same reasons as the increase in cash costs per unit, coupled with higher on-site explorations expenses in H1 19. On an aggregate basis, all-in sustaining costs decreased by $1.2 million and $5.0 million in Q2 and H1 19 respectively, compared to same periods in 2018, as a result of fewer ounces sold.

Exploration Activities – Timmins

Black Fox mine and Stock Mine Properties

We remain focused on our exploration goal to cost-effectively grow adjacent gold deposits to contribute to near-term gold production. We incurred $4.1 million and $6.5 million, respectively in Q2 and H1 19 for exploration initiatives.

Throughout the second quarter of 2019, the underground exploration drilling at Black Fox was dedicated to identifying, confirming, and then expanding the mine’s main gold-mineralized trend on two fronts, the Western flank and the depth extension of the Central zone. Both areas are situated proximal to existing mine development and may be brought quickly into production. We continue to expand the range of drilling from our 810m platform that will allow us to explore up to and beyond the 1,000m level, which is more than 150m below existing development at the mine’s 860m level.

A major program of surface exploration was initiated on April 1, 2019. Up to nine contracted drill rigs were mobilised onto our Black Fox and Stock properties and safely completed 31,925 meters of core drilling by the end of the quarter. Drill campaigns were primarily focused on: (i) infill-resources drilling of the shallow, high-grade 147NE vein system in the Grey Fox area, (ii) assessing the potential of the large-volume mineralized system hosted by the altered and deformed Gibson Intrusive, also in the Grey Fox area, and (iii) continued expansion and refinement of several ‘open’ shoots-trends of gold mineralization located within 600m of the historic Stock Mine infrastructure. At the Stock property, drilling took place along a 3-km strike length priority trend that include the historical Stock Mine.

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine (“Gold Bar”) and other early stage exploration properties. Gold Bar poured its first gold ingot on February 16, 2019 and achieved commercial production on May 23, 2019.

Gold Bar mine

	Three months ended	Six months ended
	June 30, 2019
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	404	670
Average grade (gpt Au)	0.98	0.98
Processed mineralized material (t)	474	823
Average grade (gpt Au)	0.99	0.91
Gold equivalent ounces:
Produced	7.9	10.0
Sold	8.7	9.4
Revenue from gold and silver sales	$11,522	$12,364
Cash costs	$7,835	$8,643
Cash cost ($/Au Eq. oz sold)	$901	$924
All‑in sustaining costs	$9,466	$10,821
AISC ($/Au Eq. oz sold)	$1,088	$1,157
Silver : gold ratio	88 : 1	88 : 1

There are no comparatives to Q2 and H1 18 as the first gold ingot at Gold Bar was poured on February 16, 2019.

Commercial production was achieved on May 23, 2019. The ramp-up to full production is progressing but the delays in the first quarter adversely impacted our gold production in the second quarter and our forecast for 2019. Less ore was placed onto the heap leach pad than planned, which in turn has delayed the application of solution to the ore, and the recovery of gold as a result. Gold production is increasing, and we expect improved performance in the second half of 2019. Ore grade and tonnage are reconciling positively to the block model.

Cash costs on an aggregate basis were $7.8 million and $8.6 million, respectively for Q2 and H1 19; cash costs mainly include contractor mining costs, processing costs related to tonnes placed on the heap leach, and general and administrative costs.

Exploration Activities – Nevada

Drilling started mid May with an initial focus on Gold Bar South in order to provide data necessary for advancing economic studies and permitting. Our objective is to incorporate Gold Bar South into the mine plan this year and have permitting in place so that development could begin in late 2020. Starting in July, drilling is expected to begin testing the deep potential of the property for Carlin-type gold deposits. In Q2 and H1 19, $1.2 million and $1.7 million, respectively were spent on target-generating exploration activities.

MSC Segment

The MSC segment is comprised of the San José mine, located in Argentina.

MSC (on a 100% basis)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	131	135	259	247
Average grade (gpt)
Gold	6.5	7.1	6.8	7.1
Silver	428	484	464	479
Processed mineralized material (t)	142	142	252	264
Average grade (gpt)
Gold	6.9	6.3	6.9	6.3
Silver	436	400	446	407
Average recovery (%):
Gold	88.0	86.4	88.1	87.5
Silver	87.3	85.8	87.5	86.8
Gold ounces:
Produced	27.6	24.8	49.1	46.9
Sold	28.2	23.7	48.9	46.0
Silver ounces:
Produced	1,731	1,570	3,162	2,982
Sold	1,785	1,521	3,189	2,955
Gold equivalent ounces:
Produced	47.3	45.7	87.9	86.6
Sold	48.5	43.9	87.9	85.4
Revenue from gold and silver sales	$62,597	$52,272	$108,800	$102,934
Average realized price:
Gold ($/Au oz)	$1,392	$1,230	$1,361	$1,281
Silver ($/Ag oz)	$15.01	$16.32	$15.14	$16.09
Cash costs	$46,514	$35,402	$76,047	$74,123
All‑in sustaining costs	$58,477	$46,808	$102,434	$94,411
McEwen Mining—49% basis
Ounces produced:
Gold	13.5	12.1	24.1	23.0
Silver	848	769	1,550	1,461
Gold equivalent	23.2	22.4	43.1	42.4
Cash costs	$22,792	$17,347	$37,264	$36,321
Cash cost ($/Au Eq. oz sold)	$960	$806	$865	$868
All‑in sustaining costs	$28,653	$22,936	$50,194	$46,262
AISC ($/Au Eq. oz sold)	$1,207	$1,065	$1,165	$1,106
Silver : gold ratio	88 : 1	75 : 1	82 : 1	75 : 1

The analysis below compares the operating and financial results of MSC on a 100% basis.

Gold Production increased by 11% and 5% and silver production by 10% and 6%, respectively in Q2 and H1 19 from the same periods in 2018, reflecting higher average grade of the processed material and higher recovery, partially offset for H1 19 by fewer tonnes processed in the first quarter of the year.

Revenue from gold and silver sales increased by 20% and 6%, respectively in Q2 and H1 19, compared to the same periods in 2018, reflecting more gold and silver ounces sold and a higher average realized gold price (13% and 6% higher, respectively in Q2 and H1 19, compared to same periods in 2018), partially offset by a lower average realized silver price (8% lower in Q2 and 6% lower in H1 19 compared to the same periods in 2018).

Cash cost per gold equivalent ounce sold by MSC increased in Q2 19 compared to same period in 2018 primarily due to the impact of the Argentina export tax implemented in the third quarter of 2018 and the Company’s change in the silver-gold ratio from 75:1 to 88:1 in the second quarter of 2019.  On an aggregate basis, cash costs at the San Jose mine increased to $46.5 million from $35.4 million in the same period in 2018, as a result of a higher number of ounces sold and at a higher cash cost per ounce.

Cash cost per gold equivalent ounces sold slightly decreased in H1 19 from same period in 2018, mainly due to the higher number of gold equivalent ounces produced and sold (due to higher grade and recovery), partially offset by the factors discussed for Q2 19. On an aggregate basis, cash costs increased to $76.0 million from $74.1 million in the same period in 2018, mainly the result of a higher number of ounces sold.

All-in sustaining cost per gold equivalent ounce sold increased in Q2 and H1 19 from same periods in 2018, reflecting the same factors as those leading to an increase in cash costs per ounce as well as increased site exploration expenses ($1.3 million and $3.4 million more in Q2 and H1 19, respectively, or more than double the spending in same periods in 2018).

MSC Dividend Distribution (49%)

During the three and six months ended June 30, 2019, we received $nil and $2.0 million in dividends from MSC, compared to $2.4 million and $7.3 million in dividends received during the same periods in 2018. For more details on our Investment in MSC, refer to Note 8 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During the second quarter of 2019 work efforts continued on preliminary engineering work and developing cost estimates to advance the proposed low altitude all year access route (northern access route). We are also advancing the Los Azules water management plan to evaluate the project operating as a zero discharge development.

During the first half of 2019, the environmental baseline monitoring work continued as well as other works, which were identified as necessary to develop a conforming Environmental Impact Assessment (“EIA”) submission. The environmental work included the geological mapping of the tailings dam design. We anticipate submitting the permit application in the fourth quarter of 2019, and expect the Environmental Impact Declaration to be received during 2020.

The preliminary economic assessment for the Los Azules Project, was completed and announced in September 2017 is available on our website at www.mcewenmining.com.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-GAAP financial performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss or cash flow from operations as determined in accordance with U.S. GAAP.

The non-GAAP measures earnings from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce, average realized price per ounce, and cash, investments, trade receivables and precious metals, are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our earnings from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce and average realized prices per ounce related to our wholly-owned El Gallo Project, Black Fox and Gold Bar mines and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Item 1. Financial Statements, Note 8, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the joint venture operating agreement and varies depending on factors including the profitability of the operations.

We provide the Non-GAAP measures because we believe they assist investors and analysts in evaluating our earnings, production costs applicable to sales and sales revenue, including both our wholly-owned properties and our interest in the San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and

●	Other companies in our industry may calculate their earnings, costs and average realized prices differently than we do, limiting the usefulness as a comparative measure.

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

We define earnings from mining operations as revenue from gold and silver sales from our El Gallo Project, Black Fox and Gold Bar mines, and our 49% attributable share of the San José mine’s revenue from gold and silver sales, less their respective production costs applicable to sales and depreciation and depletion. To the extent that depreciation and depletion may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at depreciation and depletion that only includes depreciation and amortization expense incurred at the mine site level. The San José mine revenue from gold and silver sales and production costs applicable to sales are presented, on a 100% basis, in Note 8 of the accompanying financial statements.

The following table presents a reconciliation of earnings from mining operations to revenue from gold and silver sales and production costs applicable to sales and depreciation and depletion, which are GAAP financial measures:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Gold Bar earnings from mining operations
Revenue from gold and silver sales	$11,522	$—	$12,364	$—
Production costs applicable to sales	(7,835)	—	(8,643)	—
Depreciation and depletion	(2,568)	—	(2,720)	—
Add: Amortization related to fair value increments on historical acquisitions included in depreciation applicable to sales	765	—	1,054	—
Gold Bar earnings from mining operations	$1,884	$—	$2,055	$—

Black Fox earnings from mining operations
Revenue from gold and silver sales	$16,049	$19,425	$24,992	$35,049
Production costs applicable to sales	(10,639)	(11,981)	(16,475)	(22,532)
Depreciation and depletion	(4,221)	(3,526)	(6,931)	(5,784)
Add: Amortization related to fair value increments on historical acquisitions included in depreciation applicable to sales	68	205	201	501
Black Fox earnings from mining operations	$1,257	$4,123	$1,787	$7,234

El Gallo earnings from mining operations
Revenue from gold and silver sales	$8,812	$14,381	$14,610	$39,798
Production costs applicable to sales	(6,225)	(8,634)	(10,730)	(21,806)
Depreciation and depletion	(218)	(573)	(362)	(1,405)
Depreciation of mining related assets	(10)	(102)	(26)	(305)
Add: Amortization related to fair value increments on historical acquisitions included in production costs applicable to sales	218	573	362	1,405
El Gallo earnings from mining operations	$2,577	$5,645	$3,854	$17,687

San José earnings from mining operations (49% basis)
Revenue from gold and silver sales	$30,673	$25,613	$53,312	$50,438
Production costs applicable to sales	(25,919)	(21,239)	(43,726)	(42,539)
Third party smelting, refining and transportation costs and export taxes	(2,561)	(335)	(4,677)	(691)
On-site general and administrative costs	(814)	(782)	(1,669)	(1,816)
San José earnings from mining operations	$1,379	$3,257	$3,240	$5,392

Cash Costs and All-In Sustaining Costs

The terms cash costs, cash cost per ounce, all-in sustaining costs, and all-in sustaining cost per ounce used in this report are non-GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis, and believe these measures provide investors and analysts with useful information about our underlying costs of operations. For the San José mine, we exclude the share of gold or silver production attributable to the controlling interest.

Cash costs consist of mining, processing, on-site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, and exclude depreciation and depletion. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

All-in sustaining costs consist of cash costs (as described above), plus environmental rehabilitation costs and amortization of the asset retirement costs related to operating sites, sustaining exploration and development costs, sustaining capital expenditures and sustaining lease payments. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. Following is additional information regarding our all-in sustaining costs:

●	Sustaining operating costs represent expenditures incurred at current operations that are considered necessary to maintain current annual production at the mine site and include mine development costs and ongoing replacement of mine equipment and other capital facilities. Sustaining capital costs do not include costs of expanding the project that would result in improved productivity of the existing asset, increased existing capacity or extended useful life.

●	Sustaining exploration and development costs include expenditures incurred to sustain current operations and to replace reserves and/or resources extracted as part of the ongoing production. Exploration activity performed near-mine (brownfield) or new exploration projects (greenfield) or any other activity not directly linked to the existing mine-site are classified as non-sustaining.

The sum of all-in sustaining costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

Costs excluded from cash costs and all-in sustaining costs are income and mining tax expense, all corporate financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

For MSC, co-product cash costs and all-in sustaining costs are calculated by dividing the respective proportionate share of the cash costs and all-in sustaining costs for each metal sold for the period by the ounces of each respective metal sold. The respective proportionate share of each metal sold is calculated based on their pro-rated sales value. For the six months ended June 30, 2019, approximately 58% of the value of the sales was derived from gold and 42% was derived from silver, compared to 55% and 45% for the same period of 2018, respectively.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales. Cash costs, all-in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended June 30, 2019				Six months ended June 30, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands, except ounces and per ounce)				(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs	$7,835	$10,639	$6,225	$24,699	$8,643	$16,475	$10,730	$35,848
Mine site reclamation, accretion and amortization	283	163	82	528	374	320	163	857
In‑mine exploration	—	900	—	900	—	2,475	—	2,475
Capitalized underground mine development (sustaining)	—	2,333	—	2,333	—	5,575	—	5,575
Capital expenditures on plant and equipment (sustaining)	870	1,038	—	1,908	870	1,140	17	2,027
Sustaining leases	478	119	—	597	934	173	—	1,107
All‑in sustaining costs	$9,466	$15,192	$6,307	$30,965	$10,821	$26,158	$10,910	$47,889
Ounces sold, including stream (Au Eq. oz)	8,700	12,705	6,720	28,125	9,350	19,953	11,170	40,473
Cash cost ($/Au Eq. oz sold)	$901	$837	$926	$878	$924	$826	$961	$886
AISC ($/Au Eq. oz sold)	$1,088	$1,196	$939	$1,101	$1,157	$1,311	$977	$1,183

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands, except ounces and per ounce)				(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs	$—	$11,981	$8,634	$20,615	$—	$22,532	$21,806	$44,338
Mine site reclamation, accretion and amortization	—	150	87	237	—	306	173	479
In‑mine exploration	—	962	278	1,240	—	1,250	1,256	2,506
Capitalized underground mine development (sustaining)	—	3,072	—	3,072	—	6,722	—	6,722
Capital expenditures on plant and equipment (sustaining)	—	254	—	254	—	363	129	492
Sustaining leases	—	—	—	—	—	—	—	—
All‑in sustaining costs	$—	$16,419	$8,999	$25,418	$—	$31,173	$23,364	$54,537
Ounces sold, including stream (Au Eq. oz)	—	15,543	11,027	26,570	—	27,966	30,100	58,066
Cash cost ($/Au Eq. oz sold)	$—	$771	$783	$776	$—	$806	$724	$764
AISC ($/Au Eq. oz sold)	$—	$1,056	$816	$957	$—	$1,115	$776	$939

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
San José mine cash and all-in sustaining costs (49% basis)	(in thousands, except ounces and per ounce)
Production costs applicable to sales	$25,919	$21,239	$43,726	$42,539
Less: Mine site reclamation, accretion and amortization	(138)	(152)	(274)	(283)
Depreciation	(7,969)	(5,967)	(15,370)	(10,887)
Mine‑site general and administrative expenses	756	749	1,549	1,757
Refining, smelting, and transportation	2,561	335	4,677	691
Commercial discounts	1,605	1,110	2,835	2,444
Community costs related to current operations	58	33	121	60
San José mine cash costs (49% basis)	$22,792	$17,347	$37,264	$36,321
Mine site reclamation, accretion and amortization	138	152	274	283
Site exploration expenses	1,251	624	2,887	1,222
Capitalized underground mine development (sustaining)	3,124	3,118	5,836	5,682
Less: Depreciation	(280)	(253)	(519)	(426)
Capital expenditures (sustaining)	1,628	1,948	4,452	3,180
San José mine all-in sustaining costs (49% basis)	$28,653	$22,936	$50,194	$46,262
Ounces sold (49% basis) (Au Eq. oz)	23,747	21,529	43,072	41,843
Cash cost ($/Au Eq. oz sold)	$960	$806	$865	$868
AISC ($/Au Eq. oz sold)	$1,207	$1,065	$1,165	$1,106

Average realized price

The term average realized price per ounce used in this report is a non-GAAP financial measure. We prepare this measure to measure our performance against market (London P.M. Fix). Average realized price is calculated as gross sales of gold and silver divided by the number of net ounces sold in the period.

The following table reconciles the average realized prices to the most directly comparable U.S. GAAP measure, revenue from gold and silver sales. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except ounces and per ounce)
Average realized price - 100% owned
Revenue from gold and silver sales	$36,383	$33,806	$51,966	$74,847
Less: revenue from gold sales, stream	499	660	851	1,262
Revenue from gold and silver sales, excluding stream	$35,884	$33,146	$51,115	$73,585
Gold equivalent ounces sold	28,125	26,570	40,473	58,066
Less: gold ounces sold, stream	905	1,223	1,555	2,349
Gold equivalent ounces sold, excluding stream	27,220	25,347	38,918	55,717
Average realized price per Au Eq. oz sold, excluding stream	$1,318	$1,308	$1,313	$1,321

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except ounces and per ounce)
Average realized price - San José (49% basis)
Gold sales	$19,216	$14,261	$32,597	$28,865
Silver sales	13,123	12,161	23,664	23,299
Gold and silver sales	$32,339	$26,422	$56,261	$52,164
Gold ounces sold	13,809	11,594	23,957	22,538
Silver ounces sold	874,561	745,189	1,562,842	1,447,820
Gold equivalent ounces sold	23,747	21,529	43,072	41,843
Average realized price per gold ounce sold	$1,392	$1,230	$1,361	$1,281
Average realized price per silver ounce sold	$15.01	$16.32	$15.14	$16.09
Average realized price per gold equivalent ounce sold	$1,362	$1,227	$1,306	$1,247

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of cash and cash equivalents, restricted cash, investments, trade receivable and ounces of doré held in precious metals inventories, with precious metals valued at the London PM Fix spot price at the corresponding period. Trade receivable includes a $1.3 million receivable for revenue from gold sales for which payment was not received at June 30, 2019. The following table summarizes the calculation of cash and cash equivalents, restricted cash, investments, trade receivable and precious metals amounts at June 30, 2019 and 2018:

	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$9,325	$16,028
Restricted cash	13,112	3,621
Investments	5,147	2,312
Trade receivable	1,294	1,253
Precious Metals valued at market value	2,891	11,329
Total cash, investments, trade receivables and precious metals	$31,769	$34,543

A reconciliation between precious metals valued at cost and precious metals valued at market value at the same dates is provided in the following table:

	June 30,
	2019	2018
	(in thousands, except ounces and per ounce)
Precious metals (note 6 of the Consolidated Financial Statements)	$2,404	$6,922
Reconciliation of precious metals to precious metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	2,052	9,060
London P.M. Fix, per ounce	$1,409	$1,250
Precious metals valued at market value	$2,891	$11,329

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, costs and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties;

●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K and the following:

●	our ability to raise funds required for the execution of our business strategy;

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

●	decisions of foreign countries, banks and courts within those countries;

●	unexpected changes in business, economic, and political conditions;

●	operating results of MSC;

●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

●	timing, quality of mineralized material processed and amount of mine production;

●	our ability to retain and attract key personnel;

●	technological changes in the mining industry;

●	changes in operating, exploration or overhead costs;

●	access and availability of materials, equipment, supplies, labor and supervision, power and water;

●	results of current and future exploration activities;

●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

●	changes in our business strategy;

●	interpretation of drill hole results and the geology, grade and continuity of mineralization;

●	the uncertainty of reserve estimates and timing of development expenditures;

●	litigation or regulatory investigations and procedures affecting us;

●	changes in federal, state, provincial and local laws and regulations;

●	local and community impacts and issues including criminal activity and violent crimes;

●	accidents, public health issues, and labor disputes;

●	our continued listing on a public exchange;

●	uncertainty relating to title to mineral properties; and

●	changes in relationships with the local communities in the areas in which we operate.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the six months ended June 30, 2019, the Argentine peso devalued 12% compared to a devaluation of 55% in the same period of 2018.

During the six months ended June 30, 2019, the Mexican peso appreciated by 2% against the U.S. dollar, compared to the 1% devaluation in the same period of 2018.

The Canadian dollar experienced a 4% appreciation against the U.S. dollar for the six months ended June 30, 2019, compared to the 5% devaluation in the comparable period of 2018.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2019, our VAT receivable balance was Mexican peso 20,842,039, equivalent to approximately $1.1 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Based on our Canadian cash balance of $3.8 million (C$4.9 million) at June 30, 2019, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $52.0 million for the six months ended June 30, 2019, a 10% change in the price of gold and silver would have had an impact of approximately $5.2 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At June 30, 2019, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of June 30, 2019, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $1.1 million as at June 30, 2019.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2019, we have surety bonds of $35.7 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report:

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 00133190).

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 00133190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 00133190).
10.1

Offer Letter between the Company and Dr. Merushe (Meri) Verli, PhD, CA, CPA dated May 3, 2019 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 9, 2019, Exhibit 10.1, File No. 001-33190).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. Merushe (Meri) Verli.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Dr. Merushe (Meri) Verli.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2019 and 2018, (ii) the Unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) the Unaudited Consolidated Statements of Cash Flows for the six  months ended June 30, 2019 and 2018, and (v) the Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: July 30, 2019	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Meri Verli
Date: July 30, 2019	By: Meri Verli,
Chief Financial Officer