Form 10-Q
period 2019-09-30
McEwen Mining Inc.
filed 2019-10-30
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 362,488,425 shares outstanding as of October 29, 2019.

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue from gold and silver sales	$32,691	$26,896	$84,657	$101,743
Production costs applicable to sales	(23,584)	(17,740)	(59,432)	(62,078)
Depreciation and depletion	(7,488)	(3,143)	(17,501)	(10,332)
Gross profit	1,619	6,013	7,724	29,333

OTHER OPERATING EXPENSES:
Advanced projects	(2,140)	(5,230)	(6,881)	(10,990)
Exploration	(13,695)	(8,231)	(23,717)	(29,715)
General and administrative	(2,645)	(2,192)	(8,078)	(8,323)
Loss from investment in Minera Santa Cruz S.A. (note 8)	(328)	(4,973)	(6,775)	(7,450)
Depreciation	(96)	(279)	(417)	(912)
Revision of estimates and accretion of asset retirement obligations (note 11)	(495)	(314)	(1,383)	(896)
	(19,399)	(21,219)	(47,251)	(58,286)
Operating loss	(17,780)	(15,206)	(39,527)	(28,953)

OTHER (EXPENSE) INCOME:
Interest and other finance expense, net	(650)	(832)	(3,946)	(612)
Other income (note 3)	4,773	1,135	6,283	793
Total other income	4,123	303	2,337	181
Loss before income and mining taxes	(13,657)	(14,903)	(37,190)	(28,772)
Income and mining tax recovery	2,192	1,613	2,575	4,891
Net loss and comprehensive loss	$(11,465)	$(13,290)	$(34,615)	$(23,881)
Net loss per share (note 13):
Basic and Diluted	$(0.03)	$(0.04)	$(0.10)	$(0.07)
Weighted average common shares outstanding (thousands) (note 13):
Basic and Diluted	362,175	337,278	356,218	337,083

Shareholders' distribution declared per common share (note 12)	$—	$0.005	$—	$0.010

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$4,262	$15,756
Investments (note 4)	3,224	3,131
Receivables and other current assets (note 5)	6,268	3,765
Inventories (note 6)	34,368	22,039
Restricted cash (note 12)	8,764	14,685
Total current assets	56,886	59,376
Mineral property interests and plant and equipment, net (note 7)	424,837	423,879
Investment in Minera Santa Cruz S.A. (note 8)	116,994	127,814
Inventories, long-term (note 6)	7,737	4,591
Other assets	757	1,281
TOTAL ASSETS	$607,211	$616,941
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,110	$30,817
Flow-through share premium (note 12)	839	2,950
Long-term debt, current portion (note 10)	2,000	—
Long-term debt from related party, current portion (note 10)	2,000	—
Lease liabilities, current portion (note 9)	2,045	1,511
Asset retirement obligation, current portion (note 11)	1,435	734
Total current liabilities	40,429	36,012
Lease liabilities, long-term (note 9)	5,465	4,918
Long-term debt (note 10)	22,718	24,603
Long-term debt from related party (note 10)	22,718	24,603
Asset retirement obligation, long-term (note 11)	28,319	28,668
Other liabilities	4,018	5,765
Deferred income and mining tax liability	5,836	6,426
Total liabilities	$129,503	$130,995

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 362,458 as of September 30, 2019 and 344,560 as of December 31, 2018 issued and outstanding (in thousands) (note 12)	1,483,799	1,457,422
Accumulated deficit	(1,006,091)	(971,476)
Total shareholders’ equity	477,708	485,946
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$607,211	$616,941

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent event: note 10

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended September 30, 2018 and 2019:	Shares	Amount	Deficit	Total
Balance, June 30, 2018	337,268	$1,447,025	$(937,197)	$509,828
Stock-based compensation	—	(214)	—	(214)
Exercise of stock options	18	18	—	18
Shareholder distribution	—	(1,687)	—	(1,687)
Net loss	—	—	(13,290)	(13,290)
Balance, September 30, 2018	337,286	$1,445,142	$(950,487)	$494,655

Balance, June 30, 2019	361,957	$1,482,640	$(994,626)	$488,014
Stock-based compensation	—	284	—	284
Exercise of stock options	147	151	—	151
Shares issued for acquisition of mineral property interests	354	724	—	724
Net loss	—	—	(11,465)	(11,465)
Balance, September 30, 2019	362,458	$1,483,799	$(1,006,091)	$477,708

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Nine months ended September 30, 2018 and 2019:	Shares	Amount	Deficit	Total
Balance, December 31, 2017	337,051	$1,447,879	$(926,606)	$521,273
Stock-based compensation	—	182	—	182
Exercise of stock options	57	63	—	63
Shareholder distribution	—	(3,373)	—	(3,373)
Shares issued for acquisition of mineral property interests	178	391	—	391
Net loss	—	—	(23,881)	(23,881)
Balance, September 30, 2018	337,286	$1,445,142	$(950,487)	$494,655

Balance, December 31, 2018	344,560	$1,457,422	$(971,476)	$485,946
Stock-based compensation	—	481	—	481
Exercise of stock options	405	411	—	411
Units issued in connection with registered direct offering, net of share issue costs	16,129	22,910	—	22,910
Sale of common stock in ATM offering	1,010	1,851	—	1,851
Shares issued for acquisition of mineral property interests	354	724	—	724
Net loss	—	—	(34,615)	(34,615)
Balance, September 30, 2019	362,458	$1,483,799	$(1,006,091)	$477,708

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Cash paid to suppliers and employees	$(102,722)	$(102,775)
Cash flow from revenues	84,657	102,360
Interest paid (note 9 and note 10)	(3,911)	(695)
Interest received	60	276
Cash used in operating activities	(21,916)	(834)
Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	(27,027)	(53,228)
Investment in marketable equity securities (note 4)	(510)	(1,384)
Proceeds from sale of investments (note 4)	4,714	3,667
Return of investment received from Minera Santa Cruz S.A. (note 8)	4,045	9,360
Cash used in investing activities	(18,778)	(41,585)
Cash flows from financing activities:
Net proceeds from equity registered direct offering (note 12)	22,910	—
Proceeds of at-the-market common share issuance (note 12)	1,851	—
Proceeds of exercise of stock options (note 12)	411	63
Payment of lease obligations	(1,564)	(392)
Shareholders' distribution (note 12)	—	(3,372)
Proceeds of loan from related party (note 10 and note 14)	—	25,000
Proceeds of loan (note 10)	—	25,000
Debt issuance costs and lender fees (note 10)	—	(908)
Cash provided by financing activities	23,608	45,391
Effect of exchange rate change on cash and cash equivalents	(329)	763
(Decrease) increase in cash, cash equivalents and restricted cash	(17,415)	3,735
Cash, cash equivalents and restricted cash, beginning of period	30,489	37,153
Cash, cash equivalents and restricted cash, end of period (note 17)	$13,074	$40,888

Reconciliation of net loss to cash used in operating activities:
Net loss	$(34,615)	$(23,881)
Adjustments to reconcile net loss from operating activities:
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 8)	6,775	7,450
(Gain) loss on investments (note 4)	(4,972)	2,526
Loss on disposal of fixed assets	134	99
Income and mining tax recovery	(2,575)	(4,891)
Stock-based compensation (note 12)	481	182
Revision of estimates and accretion of asset retirement obligations (note 11)	1,383	896
Unrealized foreign exchange loss (gain) (note 11)	434	(411)
Depreciation and amortization	18,158	12,276
Effect of exchange rate changes on cash and cash equivalents	329	(763)
Change in non-cash working capital items:
(Increase) decrease in other assets related to operations	(13,139)	12,241
Increase (decrease) in liabilities related to operations	5,691	(6,558)
Cash used in operating activities	$(21,916)	$(834)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND RECENT ACCOUNTING PRONOUNCEMENTS

Nature of Operations and Basis of Presentation

McEwen Mining Inc. (“McEwen Mining” or the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and nine months ended September 30, 2019 and 2018, the unaudited Consolidated Balance Sheets as at September 30, 2019 and December 31, 2018, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2018. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

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

September 30, 2019

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

The adoption resulted in an increase in the Company’s recorded assets and liabilities and a nominal cumulative-effect adjustment to the opening accumulated deficit balance (note 9 Lease Liabilities).

Lease Accounting Policy: Contracts entered into are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842.  If a contract is determined to contain a lease, the Company includes the lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets. Related depreciation and amortization expense, interest expense and rent expense for operating leases is recorded within the Consolidated Statements of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has not elected to account for non-lease components as part of the lease component to which they relate.

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

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2019 presentation. Reclassified amounts were not material to the financial statements and relate to the presentation of Other Operating Expenses. Advanced projects in the Statement of Operations includes mine development costs, property holding and general and administrative costs associated with advanced stage projects. Exploration in the Statement of Operations includes exploration expenses, property holding and general and administrative costs associated with exploration stage projects. General and Administrative in the Statement of Operations include corporate (head office) general and administrative costs.

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

The CODM reviews segment loss, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects and exploration costs for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended September 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$16,577	$11,147	$4,967	$—	$—	$32,691
Production costs applicable to sales	(12,156)	(7,550)	(3,878)	—	—	(23,584)
Depreciation and depletion	(3,790)	(3,589)	(109)	—	—	(7,488)
Gross profit	631	8	980	—	—	1,619

Advanced projects	(46)	(384)	(1,710)	—	—	(2,140)
Exploration	(4,253)	(8,691)	(2)	—	(749)	(13,695)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(328)	—	(328)
Segment loss	$(3,668)	$(9,067)	$(732)	$(328)	$(749)	$(14,544)
General and Administrative and other						887
Loss before income and mining taxes						$(13,657)

Nine months ended September 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$28,941	$36,139	$19,577	$—	$—	$84,657
Production costs applicable to sales	(20,798)	(24,025)	(14,609)	—	—	(59,432)
Depreciation and depletion	(6,510)	(10,520)	(471)	—	—	(17,501)
Gross profit	1,633	1,594	4,497	—	—	7,724

Advanced projects	(632)	(384)	(5,865)	—	—	(6,881)
Exploration	(6,155)	(15,174)	(2)	—	(2,386)	(23,717)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(6,775)	—	(6,775)
Segment loss	$(5,154)	$(13,964)	$(1,370)	$(6,775)	$(2,386)	$(29,649)
General and Administrative and other						(7,541)
Loss before income and mining taxes						$(37,190)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Three months ended September 30, 2018	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$11,395	$15,501	$—	$—	$26,896
Production costs applicable to sales	—	(9,179)	(8,561)	—	—	(17,740)
Depreciation and depletion	—	(2,729)	(414)	—	—	(3,143)
Gross profit (loss)	—	(513)	6,526	—	—	6,013

Advanced projects	(2,538)	—	(2,692)	—	—	(5,230)
Exploration	(1,039)	(6,356)	(296)	—	(540)	(8,231)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(4,973)	—	(4,973)
Segment (loss) income	$(3,577)	$(6,869)	$3,538	$(4,973)	$(540)	$(12,421)
General and Administrative and other						(2,482)
Loss before income and mining taxes						$(14,903)

Nine months ended September 30, 2018	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$46,444	$55,299	$—	$—	$101,743
Production costs applicable to sales	—	(31,711)	(30,367)	—	—	(62,078)
Depreciation and depletion	—	(8,513)	(1,819)	—	—	(10,332)
Gross profit	—	6,220	23,113	—	—	29,333

Advanced projects	(5,171)	—	(5,819)	—	—	(10,990)
Exploration	(4,190)	(17,523)	(1,596)	—	(6,406)	(29,715)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(7,450)	—	(7,450)
Segment (loss) income	$(9,361)	$(11,303)	$15,698	$(7,450)	$(6,406)	$(18,822)
General and Administrative and other						(9,950)
Loss before income and mining taxes						$(28,772)

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue(1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018
Canada	$78,770	$84,119	$11,147	$11,395	$36,139	$46,444
Mexico	25,671	26,524	4,967	15,501	19,577	55,299
USA	137,400	127,617	16,577	—	28,941	—
Argentina(2)	308,484	319,305	—	—	—	—
Total consolidated	$550,325	$557,565	$32,691	$26,896	$84,657	$101,743
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $117.0 million as of September 30, 2019 (December 31, 2018 – $127.8 million).

NOTE 3 OTHER INCOME

The following is a summary of other income (expense) for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Unrealized and realized gain (loss) on investments (note 4)	$3,220	$(24)	$4,972	$(3,293)
Foreign currency gain	1,616	1,159	1,242	3,568
Other income	71	—	203	617
Loss on sale of assets	(134)	—	(134)	(99)
Total other income	$4,773	$1,135	$6,283	$793

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 4 INVESTMENTS

The following is a summary of the activity in investments for the nine months ended September 30, 2019 and 2018:

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain (loss) on	September 30,
	2018	period	securities sold	period	securities held	2019
Marketable equity securities	$2,718	$2,314	$3,375	$(5,653)	$470	$3,224
Warrants	413	—	—	(1,540)	1,127	—
Investments	$3,131	$2,314	$3,375	$(7,193)	$1,597	$3,224

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain (loss) on	September 30,
	2017	period	securities sold	period	securities held	2018
Marketable equity securities	$6,404	$1,882	$(767)	$(2,895)	$(1,795)	$2,829
Warrants	1,567	201	—	(704)	(731)	333
Investments	$7,971	$2,083	$(767)	$(3,599)	$(2,526)	$3,162

The cost of marketable equity securities and warrants at September 30, 2019 was $2.4 million (December 31, 2018 – $2.9 million).

During the three months ended September 30, 2019, the Company exercised all 393,093 warrants of Great Bear Resources Ltd. for the same amount of shares for $0.5 million; the fair value of warrants at exercise date of $1.5 million was transferred to marketable equity securities.

During the three and nine months ended September 30, 2019, the Company sold marketable equity securities for $5.7 million ($0.9 million received subsequent to quarter end) and realized a gain of $3.4 million (nine months ended September 30, 2018 – sale proceeds of $3.7 million and realized a loss of $0.8 million; three months ended September 30, 2018 – $nil).

During the three months ended September 30, 2019, the Company recognized a $0.2 million unrealized loss on investments (same period in 2018 – $nil), which included a $0.9 million unrealized loss on equity securities and a $0.7 million gain on warrants.

NOTE 5 RECEIVABLES AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables and other current assets as at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Government sales tax receivable	$2,457	$2,079
Marketable equity securities receivable	939	—
Other current assets	2,872	1,686
Receivables and other current assets	$6,268	$3,765

Government sales tax receivable includes $1.2 million of Mexican value added tax (“VAT”) at September 30, 2019 (December 31, 2018 – $1.1 million). The Company collected $1.3 million of VAT during the nine months ended September 30, 2019 (September 30, 2018 – $6.1 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 6 INVENTORIES

Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Material on leach pads	$32,659	$14,961
In-process inventory	3,370	3,446
Stockpiles	1,004	1,272
Precious metals	1,278	3,421
Materials and supplies	3,794	3,530
Inventories	$42,105	$26,630
Current portion	34,368	22,039
Long-term portion	$7,737	$4,591

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

The Company conducts a review of potential triggering events for impairment on all its mineral projects on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of these assets for impairment, in accordance with its accounting policy. During the nine months ended September 30, 2019, no such triggering events were identified with respect to the carrying values of the Company’s properties.

The following table summarizes mineral property interests and plant and equipment at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Mineral property interests	$338,085	$326,086
Land	8,745	8,699
Construction in progress	3,520	74,643
Plant and equipment	131,803	49,578
Subtotal	$482,153	$459,006
Less: accumulated depreciation	(57,316)	(35,127)
Net carrying value	$424,837	$423,879

Plant and equipment at September 30, 2019 includes $1.4 million of capitalized interest related to the Gold Bar mine (December 31, 2018 – $0.8 million). As at February 16, 2019, first production occurred at the Gold Bar mine and related construction-in-progress costs were transferred into the appropriate category of plant and equipment and mineral property interests and amortized.

The Company’s leased assets include equipment, vehicles and office space; the assets are amortized on a straight-line basis over their estimated useful lives (see note 9 Leases). Leased assets at September 30, 2019 were as follows:

	September 30, 2019
	Operating lease	Finance leases
Leased assets, cost	$1,167	$8,048
Accumulated amortization	(441)	(864)
Net book value	$726	$7,184

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

A summary of the operating results from MSC for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$70,908	$47,814	$179,708	$150,748
Production costs applicable to sales	(51,238)	(48,193)	(140,474)	(135,007)
Other operating expenses	(8,221)	(5,164)	(27,064)	(12,776)
Other expenses	(5,298)	(4,106)	(8,596)	(12,360)
Net income (loss) before tax	$6,151	$(9,649)	$3,574	$(9,395)
Current and deferred tax expense	(4,512)	(889)	(8,350)	(7,965)
Net income (loss)	$1,639	$(10,538)	$(4,776)	$(17,360)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$803	$(5,164)	$(2,339)	$(8,506)
Amortization of fair value increments	(2,551)	(2,537)	(6,923)	(7,135)
Income tax recovery	1,420	2,728	2,487	8,191
Loss from investment in MSC, net of amortization	$(328)	$(4,973)	$(6,775)	$(7,450)

The loss from investment in MSC includes the amortization of the fair value increments arising from the purchase price allocation and related income tax recovery. Included in the income tax recovery is the impact of fluctuations in the exchange rate between the Argentina peso and the U.S. dollar on the peso-denominated deferred tax liability recognized in the purchase price allocation.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2019 and year ended December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Investment in MSC, beginning of period	$127,814	$150,064
Attributable net loss from MSC	(2,339)	(10,065)
Amortization of fair value increments	(6,923)	(9,730)
Income tax recovery	2,487	7,930
Dividend distribution received	(4,045)	(10,385)
Investment in MSC, end of period	$116,994	$127,814

During the three and nine months ended September 30, 2019, the Company received $2.0 and $4.0 million, respectively, in dividends from MSC (three and nine months ended September 30, 2018 – $2.1 million and $9.4 million, respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A summary of the key assets and liabilities of MSC as at September 30, 2019, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at September 30, 2019	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$72,664	$113	$72,777
Total assets	185,522	124,112	309,634

Current liabilities	$(45,881)	$10,114	$(35,767)
Total liabilities	(74,128)	3,257	(70,871)

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

Lease liabilities as at September 30, 2019 and December 31, 2018 are as follows:

	Total discounted lease liabilities
	September 30, 2019	December 31, 2018
Finance leases	$6,588	6,429
Operating lease	922	$—
Lease liabilities	$7,510	$6,429
Current portion	(2,045)	(1,511)
Long-term portion	$5,465	$4,918

Lease liabilities at September 30, 2019 are recorded using a weighted average discount rate of 8.73% and 7.32%, respectively, for operating and finance leases and have average remaining lease terms of five years and three years, respectively.

Lease related costs for the three and nine months ended September 30, 2019 are as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance leases:
Amortization of ROU assets	$353	$829
Interest expense	156	444
Total	$509	$1,273

Operating lease:
Rent expense	$49	$145

Future minimum lease payments (undiscounted) as at September 30, 2019 are as follows:

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligation	$56	$226	$230	$232	$237	$158	$1,139
Finance lease obligations	579	2,318	2,362	2,058	105	—	7,422
Total future minimum lease payments	$635	$2,544	$2,592	$2,290	$342	$158	$8,561
Less: Imputed interest							(1,051)
Total							7,510

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 10 LONG-TERM DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp., an administrative agent, and the lenders party thereto (“Lenders”). The loan bears interest at 9.75% per annum with interest due monthly and is secured by a lien on certain of the Company’s and its subsidiaries’ assets. Scheduled payments on the loan are as follows: $2.0 million monthly payments starting in August 2020 for 12 months and a final $26.0 million payment on August 10, 2021.

The Company incurred and paid $1.2 million and $3.6 million in interest during the three and nine months ended September 30, 2019 (September 30, 2018 – $0.7 million), of which $0.6 million was capitalized in plant and equipment for Gold Bar mine (note 7). The scheduled remaining minimum interest payments are $1.2 million in 2019, $4.7 million in 2020 and $2.0 million in 2021.

On October 28, 2019, the Company amended the terms of the three year term loan facility. The amendment reduces the minimum working capital covenant to $nil at December 31, 2019 and September 30, 2020. The remainder of the agreement remains in full force and effect.

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the El Gallo Project in Mexico, and the Timmins properties in Canada.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2019 and for the year ended December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Asset retirement obligation liability, beginning balance	$29,402	$24,722
Settlements	(324)	(392)
Accretion of liability	1,295	1,205
Adjustment reflecting updated estimates	(1,053)	5,024
Foreign exchange revaluation	434	(1,157)
Asset retirement obligation liability, ending balance	$29,754	$29,402
Current portion	(1,435)	(734)
Long-term portion	$28,319	$28,668

The adjustment reflecting updated estimates for the nine months ended September 30, 2019 of $1.1 million reflects a reduction of $5.3 million for the estimated environmental obligations for the Black Fox mine and an increase of $4.2 million for the Gold Bar mine. The reduction in the estimated liability for Black Fox mine reflects the approval obtained from the Ministry of Energy, Northern Development and Mines, of Ontario, Canada for the amended environmental closure plan filed during the period. The increase for the Gold Bar mine liability is the result of additional disturbances during the period (December 31, 2018 - an additional $3.6 million related to disturbances).

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Registered Direct Offering (the “Offering”)

On March 29, 2019, the Company issued 14,193,548 Units under the Offering at $1.55 per Unit, for net proceeds of $20.3 million (net of issuance costs of $1.7 million).  Each Unit consisted of one common share and one-half of one warrant to

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

purchase one common share at a price of $2.00, expiring three years from the date of issuance.  Warrants are exercisable at any time prior to March 29, 2022.  The warrants are not listed for trading on an exchange.

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

All 8,064,516 warrants issued remain outstanding and unexercised as at September 30, 2019.

Shares issued for acquisition of mineral property interest

During the three months ended September 30, 2019, the Company issued a total of 353,570 shares of common stock in exchange for the acquisition of mineral interests adjacent to Gold Bar. On June 11, 2018, the Company issued 178,321 shares of common stock in exchange for the acquisition of mineral interests adjacent to the Black Fox Complex.

Flow-through shares and Restricted cash

On December 20, 2018, the Company issued 6,634,000 flow-through common shares within the meaning of subsection 66(15) of the Income Tax Act (Canada), priced at $2.24 per share for total proceeds of $14.9 million (C$20.0 million). On December 19, 2017, the Company issued 4,000,000 flow-through common shares priced at $2.50 per share for total proceeds of $10.0 million (C$12.9 million).

The Company is required to spend flow-through share proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada) and as such recorded the proceeds as restricted cash.  The proceeds from the 2018 issuance are required to be spent in 2019. The proceeds from the 2017 issuance were spent in 2018. During the nine months ended September 30, 2019, the Company incurred $11.0 million (C$14.7 million) in CEE (nine months ended September 30, 2018 - $12.4 million (C$16.1 million)), with the remaining $3.9 million (C$5.3 million) to be incurred by December 31, 2019. Accounts payable and accrued liabilities at September 30, 2019 include $4.7 million (C$6.2 million) in CEE incurred expenditures.

Net proceeds from the 2018 issuance of $14.1 million were allocated as follows: $11.1 million to share capital and $3.0 million recorded as flow-through premium liability. As at September 30, 2019, the Company reduced the flow-through premium liability by $2.1 million (September 30, 2018 - $1.6 million) to amortize the flow-through premium for the costs incurred to date. The reduction of the flow-through premium was recognized in income and mining tax recovery on the Consolidated Statement of Operations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

Stock options

During the nine months ended September 30, 2019, the Company issued 405,000 common shares for proceeds of $0.4 million upon the exercise of same number of stock options at a weighted average exercise price of $1.01 per share. During the same period in 2018, the Company issued 57,199 commons shares for proceeds of $0.1 million upon the exercise of same number of stock options at a weighted average exercise price of $1.17 per share.

Stock-based compensation

During the nine months ended September 30, 2019, 3,050,000 stock options were granted to officers, directors and certain employees at a weighted average exercise price of $1.72 per share.

Stock option expense for the three and nine months ended September 30, 2019 was $0.3 million and $0.5 million, respectively (September 30, 2018 – $0.2 million recovery and $0.2 million expense, respectively).

Shareholders’ distributions

During the nine months ended September 30, 2018, the Company paid shareholders’ distributions of $0.01 per share of common stock, for a total of $3.4 million.

Pursuant to the term loan facility dated August 10, 2018 (note 10), the Company is limited on the distributions it is authorized to declare and pay. The Company may declare and pay distributions in any fiscal year that do not exceed the amount of dividends per share made in the fiscal year ended December 31, 2017 ($0.01 per share).

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2019 and 2018, as they would be anti-dilutive. For the nine months ended September 30, 2019, 5,672,944 outstanding options and 8,064,516 outstanding warrants were excluded from the computation of diluted loss per share (September 30, 2018 – 4,402,830 outstanding options).

Below is a reconciliation of the basic and diluted weighted average number of common shares outstanding and the computations for basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(amounts in thousands, unless otherwise noted)
Net loss	$(11,465)	$(13,290)	$(34,615)	$(23,881)

Weighted average common shares outstanding:	362,175	337,278	356,218	337,083
Diluted shares outstanding:	362,175	337,278	356,218	337,083

Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.07)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Lexam L.P.	$36	$28	$113	$59
REVlaw	56	50	184	151

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2019	December 31, 2018
REVlaw	$74	$32

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

An affiliate of Mr. McEwen participated as a lender in the $50.0 million senior secured three-year term loan facility (“Term Loan”), by providing $25.0 million of the total $50.0 million Term Loan. During the three and nine months ended September 30, 2019, the Company paid interest of $0.6 million and $1.8 million, respectively, (three and nine months ended September 30, 2018 – $0.4 million) to this affiliate (note 10). The payments to Mr. McEwen are on the same terms as the non-affiliated lender.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies the fair value of the Company’s financial assets and liabilities as reported in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 by level within the fair value hierarchy.

	Fair value as at September 30, 2019			Fair value as at December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$3,224	$—	$3,224	$2,718	$—	$2,718
Warrants	—	—	—	—	413	413
Total investments	$3,224	$—	$3,224	$2,718	$413	$3,131

The Company does not have any Level 3 financial assets or liabilities.

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

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments disclosed in note 9 related to leases, note 10 related to long-term debt, and note 12, related to CEE to be incurred by December 31, 2019, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.1 million (Nevada, United States) pertaining primarily to the Tonkin and the Gold Bar properties and $11.3 million (C$14.9 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as restricted cash in Other assets (note 17).

Surety Bonds

As at September 30, 2019, the Company has a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $11.3 million (C$14.9 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2% and no deposit requirements. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The Company records the revenue from the gold stream sales based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2019, the Company recorded revenue of $0.4 million and $1.2 million, respectively (September 30, 2018 – $0.5 million and $1.8 million, respectively) related to the gold stream sales.

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$4,262	$15,756
Restricted cash (note 12)	8,764	14,685
Restricted cash included in other assets	48	48
Total cash, cash equivalents, and restricted cash	$13,074	$30,489

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation as of September 30, 2019, for the foreseeable future. It also analyzes our financial condition at September 30, 2019 and compares it to our financial condition at December 31, 2018. Finally, the discussion analyzes our results of operations for the three and nine months ended September 30, 2019 and compares those to the results for the three and nine months ended September 30, 2018. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

The discussion also presents certain non-GAAP financial performance measures, such as earnings from mining operations,  cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and liquid assets that are important to management in its evaluation of our operating results and financial condition and which are used by management to compare our performance to what we perceive to be our peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial performance measures and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures” below, on page 35.

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

OVERVIEW

We were organized under the laws of the State of Colorado on July 24, 1979. Since inception, we have been engaged in the exploration for, development of, production and sale of gold and silver, and since 2012, exploration for copper. Robert R. McEwen, our Chairman and CEO, made his initial investment in our company in July 2005 and became our Chief Executive Officer at that time. We own the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, the Fenix silver-gold project in Sinaloa, Mexico, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “km” represents kilometer; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and September 30, 2018 are abbreviated as Q1/19, Q2/19, Q3/19 and Q3/18, respectively, and the reporting periods for the nine months ended September 30, 2019 and 2018 are abbreviated as 9M/19 and 9M/18, respectively.

In addition, Cash Costs, a Non-GAAP financial performance measure defined and reconciled to GAAP financial measures under the section “Non-GAAP Financial Performance Measures” in this MDA, for our 100% owned operations equals Production Costs Applicable to Sales (excluding depreciation and depletion), and is used interchangeably throughout the document for these operations.

Further, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 75:1 silver to gold ratio for periods up to and including the first quarter of 2019, 88:1 for the second quarter of 2019 and 87:1 for the third quarter of 2019.  Going forward, we have adopted a variable silver:gold ratio for reporting that approximates the average price during each fiscal quarter.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018. Where comparative results for mining operations are presented for prior periods, we continue to use the term “El Gallo Mine.”  We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap-leaching that is taking place at the formerly-producing mine.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3 2019 are included below and discussed further in Consolidated Financial Performance:

●	Liquid assets(1) of $18.5 million at September 30, 2019, including $13.0 million of cash and cash equivalents and restricted cash.
●	Total production of 35,043 gold ounces and 947,146 silver ounces for 45,930 gold equivalent ounces, including 24,415 gold equivalent ounces from the San José mine(2).
●	Gold Bar mine which achieved commercial production on May 23, 2019, produced 11,029 gold ounces in Q3. Since reaching commercial production, the mine has been able to reach several operational benchmarks, with the gold output increasing during the second half of 2019.
●	Black Fox mine produced 7,421 gold ounces. Production was below our expectations, primarily because of insufficient working areas related to delays in advancing underground development.

●El Gallo project continued to perform as expected on its gold production from the residual heap leaching activities and produced 3,018 gold ounces. Work continued to progress on the Fenix Project feasibility study and we received the environmental permits for the in-pit tailings storage and the process plant for phase 1, which would entail the construction of the Carbon-In-Leach (CIL) mill circuit for reprocessing the heap leach pile.
●	Total sales of 35,237 gold ounces and 916,080 silver ounces, or 45,767 gold equivalent ounces, including 23,209 gold equivalent ounces from the San José mine(2).
●	Revenue from gold and silver sales of $32.7 million increased by 22% compared to Q3/18, representing 22,557 gold equivalent ounces sold from our 100% owned properties at an average realized price of $1,478(1) (21% higher than the average realized price for Q3/18)
●	Gross profit of $1.6 million or $9.1 million net of depreciation and depletion of $7.5 million.
●	Net loss of $11.5 million ($0.03 per share), including $15.8 million spent on exploration and advanced projects.
●	Strong commitment to exploration with $13.7 million and $23.7 million spent in Q3/19 and 9M/19 respectively.

(1)As used here and elsewhere in this report, this is a Non-GAAP financial performance measure.  See “Non-GAAP Financial Performance Measures’ beginning on Page 35.
(2)At our 49% attributable interest.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of our company for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share)
Revenue from gold and silver sales	$32,691	$26,896	$84,657	$101,743
Production costs applicable to sales	$(23,584)	$(17,740)	$(59,432)	$(62,078)
Loss before income and mining taxes	$(13,657)	$(14,903)	$(37,190)	$(28,772)
Net loss	$(11,465)	$(13,290)	$(34,615)	$(23,881)
Net loss per share	$(0.03)	$(0.04)	$(0.10)	$(0.07)
Cash (used in) operating activities	$(12,764)	$(1,455)	$(21,916)	$(834)
Additions to mineral property interests and plant and equipment	$(2,543)	$(25,823)	$(27,027)	$(53,228)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	45.9	43.7	128.1	135.3
100% owned operations	21.5	22.0	60.6	71.2
San José Mine (49% attributable)	24.4	21.7	67.5	64.1
Sold - gold equivalent ounces(1)	45.8	45.0	129.3	144.9
100% owned operations	22.6	22.6	63.0	80.7
San José Mine (49% attributable)	23.2	22.4	66.3	64.2
Average realized price ($/Au Eq. oz)(2)(3)	$1,478	$1,217	$1,372	$1,292
P.M. Fix Gold ($/oz)	$1,472	$1,213	$1,364	$1,282
Cash cost ($/Au Eq. oz sold):(2)
100% owned operations	$1,046	$785	$943	$770
San José Mine (49% attributable)	$915	$856	$883	$864
AISC ($/Au Eq. oz sold):(2)
100% owned operations	$1,272	$945	$1,215	$941
San José Mine (49% attributable)	$1,204	$1,028	$1,179	$1,078
Silver : Gold ratio(1)	87:1	75:1	84:1	75:1
(1)	Silver production is presented as a gold equivalent. See Page 22 for more information.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on Page 35.
(3)	On sales from 100% owned operations only, excluding stream. As used here and elsewhere in this report, “Average Realized Price” is a Non-GAAP financial performance measure. See "Non-GAAP Financial Performance Measures" beginning on Page 35.

CONSOLIDATED PERFORMANCE

The decrease in the net loss and loss per share for Q3/19 compared to the same period in 2018 reflects an increase in revenues of $5.8 million as a result of 22% higher average realized gold price, while number of ounces sold was same in both periods, and a significant smaller loss from our investment in MSC ($0.3 million for Q3/19 or $4.7 million lower than the same period in 2018).

Starting in Q2/19, we adopted a variable silver:gold ratio for reporting gold equivalent ounces produced and / or sold, which approximates the average market ratio; previously we used a fixed 75:1 silver:gold ratio. The change in the silver:gold ratio primarily impacts produced and sold ounces as well as cash cost and all-in sustaining cost per gold equivalent ounce for the San Jose Mine.

At the El Gallo mine, mining and crushing activities ceased during the second quarter of 2018, with production activities since that time limited to residual leaching. The Gold Bar Mine achieved commercial production in the last week of May 2019, with the first gold ingot produced in mid February 2019.

Production for Q3/19 of 45,930 Au Eq. oz is slightly higher than production in Q3/18, reflecting higher production from the San Jose Mine; the change in the silver:gold ratio resulted in a decrease of 1,730 attributable San Jose mine produced ounces for Q3/19 (3,405 Au Eq. oz decrease for 9M/19). Production from the 100% owned operations in Q3/19 is comparable to the same period in 2018, with lower production from El Gallo in Q3/19 (7,400 fewer Au Eq. oz) more than replaced by Gold Bar mine production (11,000 Au Eq. oz in Q3/19), partially offset by lower ounces produced at the Black Fox Mine (4,200 fewer Au Eq. oz produced in Q3/19).

Q3/19 gross profit of $1.6 million, or $9.1 million before depreciation and depletion of $7.5 million, was comparable to Q3/18, with the impact of higher average realized price on revenues in Q3/19 offset by higher production costs applicable to sales due to higher costs per ounce. The higher cost per ounce in Q3/19 reflects the partial replacement of lower cost per ounces from El Gallo mine with ounces from the Gold Bar mine which entered commercial production in late May 2019; in addition, Black Fox mine per ounce costs in Q3/19 were higher compared to the same period in 2018 as a result of operational challenges during 2019.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q3/19 increased by 22% to $32.7 million compared to Q3/18, reflecting a higher average realized price per gold equivalent ounce sold in Q3/19 compared to same period in 2018 ($1,478/oz in Q3/19 or $261/oz higher) over a similar number of ounces sold in both periods.

Revenue from gold and silver sales in 9M/19 decreased by 17% to $84.7 million compared to the same period in 2018. The decrease reflects 17.6 thousand fewer ounces sold in 9M/19 compared to same period in 2018, partially offset by a higher average realized price ($1,372/oz or $80/oz higher than in 9M/18). The decrease in ounces sold includes 28.3 thousand fewer Au Eq. oz sold from the El Gallo Project as the operation transitioned to residual leaching in mid 2018, 9.8 thousand fewer ounces sold from the Black Fox mine due to operational issues in 2019, both partially offset by 20.5 thousand ounces sold from the Gold Bar mine (none in 9M/18).

Production Costs applicable to sales in Q3/19 increased by 33% to $23.6 million compared to Q3/18, reflecting higher cost per ounce sold in the various operations. Production costs applicable to sales in 9M/19 decreased by 4% to $59.4 million compared to the same period in 2018; gold equivalent ounces sold in 9M/19 were 22% fewer than in 9M/18 but at a higher  cash cost per ounce sold as explained in the “Selected Consolidated Financial Performance and Operating Results” section above.

Depreciation and depletion for Q3/19 and 9M/19 of $7.5 million and $17.5 million, respectively, increased by $4.3 million and $7.2 million compared to the same periods in 2018, primarily reflecting the higher depreciation and depletion per ounce sold from the Gold Bar mine which more then offset the impact of fewer ounces sold from El Gallo and Black Fox, both at a lower depreciation and depletion per ounce.

Advanced projects of $2.1 million and $6.9 million, respectively for Q3/19 and 9M/19, decreased by $3.1 million and $4.1 million, respectively, from the same periods in 2018. Advanced projects in 2019 included spending on the Fenix project in Mexico and pre-production spending at the Gold Bar mine up to February 16, 2019.

Exploration costs of $13.7 million and $23.7 million, respectively for Q3/19 and 9M/19, increased by $5.5 million and decreased by $6.0 million from the same periods in 2018. Exploration significantly ramped up during Q3/19 as we increased our efforts in Timmins and Nevada; 9M/19 spending includes $11.0 million of flow-through qualifying exploration expenditures.

General and administrative expenses of $2.6 million and $8.1 million, respectively in Q3/19 and 9M/19 were comparable to expenditures in the same periods in 2018.

Loss from investment in MSC of  $0.3 million and $6.8 million, respectively in Q3/19 and 9M/19, decreased by $4.7 million and $0.7 million, from the same periods in 2018, reflecting primarily higher revenues (48% and 19% higher, respectively in Q3/19 and 9M/19 compared to same periods in 2018), offset by slightly higher operating costs, including the impact of export taxes introduced in 2018 by the Argentina government, higher exploration expenditures and deferred income taxes payable. The increase in revenue primarily reflects a higher gold and silver price realized in Q3/19 and 9M/19 compared to same periods of 2018.

Revision of estimates and accretion of asset retirement obligations of $0.5 million and $1.4 million, respectively, in Q3/19 and 9M/19, increased slightly by $0.2 million and $0.5 million from the same periods in 2018, primarily reflecting an increased estimate of the closure obligation for the Gold Bar mine as a result of additional disturbances during the period, partially offset by the reduction of the Black Fox mine estimated closure obligation by $5.5 million. The decrease in the closure obligation for the Black Fox mine reflects the approval by the relevant Canadian authorities of an amended closure plan for the mine.

Interest and other finance expense, net of $0.7 million and $3.9 million, respectively in Q3/19 and 9M/19 compares to $0.8 million and $0.6 million expense in Q3/18 and 9M/18, respectively. The change is due primarily to the interest expense on the long-term debt facility finalized on August 10, 2018. Included in interest and other finance expense, net, are interest and other charges associated with the final ruling against us in relation to our lawsuit filed in respect of the constitutional validity of the Mexican Tax Reform issued on October 31, 2013. The Tax Reform included a 0.5% precious metals royalty applicable to mining companies such as ours.

Other income of $4.8 million and $6.3 million for Q3/19 and 9M/19, respectively, compares to $1.1 million and $0.8 million in the same periods of 2018. The increase in other income in 2019 is primarily due to realized gains ($3.4 million) on the sale of certain marketable securities, as well as unrealized and realized foreign currency gains due to fluctuations of C$, Mexico and Argentina pesos against the U.S. dollar.

Income and mining tax recovery of  $2.2 million and $2.6 million, respectively for Q3/19 and 9M/19, increased by $0.6 and decreased by $2.3 million, respectively from Q3/18 and 9M/18. The tax recovery for both years resulted from the devaluation of the Argentine peso against the U.S. dollar on the Company’s peso-denominated deferred tax liability as well as the amortization of the flow-through premium as we incur eligible flow through Canadian exploration expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2019 of $13.0 million, which includes cash and cash equivalent of $4.2 million and restricted cash of $8.8 million, decreased from the $30.4 million at December 31, 2018 ($15.7 million cash and cash equivalents and $14.7 million of restricted cash). The decrease in cash and cash equivalents at September 30, 2019 is due to operational challenges faced at the Black Fox mine during 9M/19 as well as the startup challenges at the Gold Bar mine during the first six months of the year. Restricted cash represents proceeds from flow-through shares issued in December 2018 and is committed to be spent on our exploration programs in Ontario no later than December 31, 2019.

Working capital at September 30, 2019 of $16.5 million decreased by $6.9 million from December 31, 2018, due to $4.0 million of the term loan coming due in the next 12 months as well as the declining cash balance, partially offset by the build up of the in-process and precious metals inventory at the Gold Bar heap leach operations.

On October 28, 2019, the Company amended the terms of the three year term loan facility. The amendment reduces the minimum working capital covenant to $nil at December 31, 2019 and September 30, 2020. The remainder of the agreement remains in full force and effect.

A total of $21.9 million of cash was used in operations in 9M/19 compared to $0.8 million in same period in 2018, reflecting lower revenues (17% lower in 9M/19 compared to 9M/18 as explained in the “Consolidated Financial Review” section) resulting in $17.7 million lower proceeds from gold and silver sales, as well as $3.9 million interest related to the term loan paid in 9M/19 ($0.7 million in 9M/18). Cash used in operating activities in 9M/19 includes $102.7 million paid to suppliers and employees (same amount in 9M/18).

Cash used in investing activities of 18.8 million in 9M/19 compared to $41.6 million in the same period in 2018, with the difference primarily due to $26.2 million less spending for mineral property interest and plant and equipment as the construction of Gold Bar was completed in May 2019, partially offset by less dividends received from MSC in 9M/19.

During 9M/19, we spent $27.0 million on mineral property and plant and equipment, with the spending primarily related to underground development at Black Fox and construction and pre-stripping prior to first production at Gold Bar. We also received $4.0 million in dividends from MSC and net proceeds of $4.7 million from the sale of marketable securities, primarily shares of Great Bear Resources Ltd. (“Great Bear”) in Q3/19. Subsequent to Q3/19, we collected $0.9 million of the proceeds related to the Q3/19 sale of Great Bear shares and sold our remaining shares for gross proceeds of $1.2 million.

Financing activities provided $23.6 million in cash in 9M/19 compared to $45.4 million in 9M/18; the 9M/19 financing activities included net proceeds of $24.8 million from an equity offering and at the market share issuances, partially offset by $1.6 million on lease obligations payments.

Management believes that our working capital at September 30, 2019, combined with forecasted cash to be generated over the next 12 months, will be sufficient to satisfy our non-discretionary obligations related to our existing mining operations and corporate activities due in the next 12 months.

Management continues to evaluate capital and development expenditure requirements to advance Los Azules, Black Fox, other Timmins projects, Gold Bar and the Project Fenix in Mexico. If the  working capital is not sufficient to continue advancing these projects, we will defer these initiatives and other non-discretionary expenditures and will consider raising capital through various financing methods which may include incurring debt, issuing additional equity, and other forms of financing.

Furthermore, if we make a positive decision to develop one or more of these initiatives, we will require additional financing.

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

The following table sets out total production and sales, revenue from gold and silver sales, total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent sold at the El Gallo Project for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	—	—	—	823
Average grade (gpt Au)	—	—	—	1.43
Processed mineralized material (t)	—	—	—	830
Average grade (gpt Au)	—	—	—	1.51
Gold ounces:
Produced	3.0	10.4	13.8	33.4
Sold	3.3	12.8	14.5	42.7
Silver ounces:
Produced	3.4	1.5	6.0	6.6
Sold	6.6	—	6.8	8.7
Gold equivalent ounces:
Produced	3.1	10.4	13.8	33.5
Sold	3.4	12.8	14.5	42.9
Revenue from gold and silver sales	$4,967	$15,501	$19,577	$55,299
Cash costs(1)	$3,878	$8,561	$14,609	$30,367
Cash cost ($/Au Eq. oz sold)(1)	$1,153	$671	$1,005	$709
All‑in sustaining costs(1)	$3,959	$8,708	$14,870	$32,072
AISC ($/Au Eq. oz sold)(1)	$1,177	$683	$1,023	$748
Silver : gold ratio	87 : 1	75 : 1	83 : 1	75 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information.

Production and revenue decreased in Q3/19 and 9M/19 reflecting the cessation of active mining as the operation moved into residual heap leaching in mid 2018. The decrease in revenue was partially offset by a higher average realized gold price.

Production costs applicable to sales and All-in sustaining costs for Q3/19 and 9M/19 decreased as expected compared to same periods in 2018 due to reduced production and sales as noted above - $4.7 million and $15.8 million decrease in production costs and $4.7 million and $17.2 million decrease in all-in sustaining costs. All-in sustaining costs in 9M/18 included $1.4 million of in mine exploration spending ($nil in 9M/19). Cash cost and AISC per Au Eq. oz sold in Q3/19 and 9M/19 increased from same period in 2018 as certain fixed costs are spread over fewer ounces produced and sold.

Advanced-stage Properties – Fenix Project

The Fenix Project is located adjacent to the El Gallo Project and is similarly accessible. The Fenix Project contemplates a two-phase development process. Phase 1 includes the reprocessing of material on the gold heap leach pad from the existing El Gallo Project, and Phase 2 includes the processing of open pit gold and silver mineralization from El Gallo Silver, Palmarito, El Encuentro and Carrisalejo.

Mine permitting is progressing as expected and during Q3/19 we received the environmental permit approval for in-pit tailings storage in the Samaniego pit and the additional approval for the process plant for phase 1, which entails the construction of the Carbon-In-Leach (CIL) mill circuit.

We incurred $0.5 million and $2.1 million during Q3/19 and 9M/19, respectively, on activities required to advance the project. The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

Potential Sale

In Q1/19, the Board of Directors approved the evaluation of the potential sale of our Mexican business. At that time, the Fenix Project feasibility study and permitting effort was in progress. The permits for in-pit tailings storage and phase 1 development were received in Q3/19, and work on the feasibility study continues to advance. It has not been determined what, if any, action will be taken with respect to the sale of the Mexican business once the feasibility study is completed.

Canada Segment

The Canada segment is comprised of the Black Fox Complex, which includes the fully operational Black Fox gold mine and the Grey Fox, Stock, Tamarack and Froome advanced-stage exploration projects, the Black Fox Stock Mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The following table sets out total production and sales in gold equivalent ounces, revenue from gold and silver sales, total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent sold at the Black Fox mine for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	48	66	145	200
Average grade (gpt Au)	4.82	4.97	5.05	5.80
Processed mineralized material (t)	58	71	164	209
Average grade (gpt Au)	4.02	4.76	4.99	5.45
Gold equivalent ounces:
Produced	7.4	11.6	25.8	37.8
Sold	8.0	9.8	28.0	37.8
Revenue from gold and silver sales	$11,147	$11,395	$36,139	$46,444
Cash costs	$7,550	$9,179	$24,025	$31,711
Cash cost ($/Au Eq. oz sold)	$941	$932	$859	$839
All‑in sustaining costs	$10,939	$12,650	$37,097	$43,823
AISC ($/Au Eq. oz sold)	$1,363	$1,285	$1,326	$1,159
Silver : gold ratio	87 : 1	75 : 1	83 : 1	75 : 1

Production decreased by 4.2 thousand and 12.0 thousand gold equivalent ounces, respectively, in Q3/19 and 9M/19 from the same periods in 2018, with production in Q3/19 affected primarily by insufficient working areas related to delays in advancing underground development. Production for 9M/19 was also impacted by some temporary operational challenges at the mine during the first half of the year, including a surface fire at the crushing plant operated by a local contracting company and water infiltration into the mine due to an unusually heavy spring run-off.

Revenue from gold and silver sales decreased in Q3/19 and 9M/19 reflecting fewer ounce sold, a consequence of the operational challenges noted above, partially offset by an increase in average gold price realized in Q3 and 9M/19.

Production costs applicable to sales and All-in sustaining costs in Q3/19 and 9M/19 decreased from same periods in 2018 following lower production and sales as discussed above - $1.6 million and $7.7 million decrease in production costs applicable to sales and $1.7 million and $6.7 million decrease in all-in sustaining costs. Cash cost and AISC per Au Eq. oz were higher in Q3/19 and 9M/19 compared to same periods in 2018 (1% and 2% higher cash costs/Au Eq. oz and 6% and 14% respectively higher AISC/Au Eq.oz) reflecting lower grade mined and milled as well as the impact of certain costs being spread over fewer ounces

Exploration Activities – Timmins

Black Fox mine and Stock Mine Properties

We remain focused on our exploration goal to cost-effectively grow adjacent gold deposits to contribute to near-term gold production. We incurred $8.7 million and $15.2 million, respectively in Q3/19 and 9M/19 for exploration initiatives.

Grey Fox

The Grey Fox deposit resources are contained in three zones that are referred to as: 147, Contact, and South. On July 25, 2019, we announced the growth of our Grey Fox resource estimates as a result of new geological and structural interpretation of the 147 Zone and an initial resource estimate for 147NE. Drilling is currently testing the 147NE shoot at depth and upcoming drilling is planned in target areas with potential for similar mineralization. New drill results announced on September 10, 2019, confirmed the continuity of high grade mineralisation and indicated an extension of the main zone at 147NE (mineralized shoot) down plunge by approximately 100 meters.

Stock

The Stock Property is the site of our Stock Mill, which currently processes ore from our Black Fox Mine. Previously the mill processed ore from the historical underground Stock Mine, which was in intermittent production from the early 1980s until 2004.

On September 4 and 30, 2019, we announced high grade intersections from drilling at our Stock East deposit and from exploration drilling below the workings of the Stock Mine. Drilling continues at Stock East with a planned resource update in the fourth quarter of 2019.

At Stock West, drilling also took place 1.1 km (0.7 miles) along strike to the west of the Stock Mine and intersected encouraging alteration and mineralization. Drilling continues on this target in the fourth quarter of 2019.

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine (“Gold Bar”) and certain exploration properties. We poured our first gold ingot from Gold Bar on February 16, 2019 and achieved commercial production at the mine on May 23, 2019.

Gold Bar mine

The following table sets out total production and sales in gold equivalent ounces, revenue from gold and silver sales, total cash cost, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce of gold equivalent sold at the Gold Bar mine for the three and nine months ended September 30, 2019

	Three months ended	Nine months ended
	September 30, 2019
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	631	1,302
Average grade (gpt Au)	0.88	0.93
Processed mineralized material (t)	867	1,690
Average grade (gpt Au)	0.92	0.91
Gold equivalent ounces:
Produced	11.0	21.0
Sold	11.2	20.5
Revenue from gold and silver sales	$16,577	$28,941
Cash costs	$12,156	$20,798
Cash cost ($/Au Eq. oz sold)	$1,088	$1,014
All‑in sustaining costs	$13,795	$24,613
AISC ($/Au Eq. oz sold)	$1,235	$1,200
Silver : gold ratio	87 : 1	83 : 1

There are no comparatives to Q3/18 and 9M/18 as the first gold ingot at Gold Bar was poured on February 16, 2019.

The ramp-up to full production saw delays in the first quarter which adversely impacted our gold production in the second quarter and our guidance for 2019. Less ore was placed onto the heap leach pad than planned, which in turn delayed the application of solution to the ore, and the recovery of gold as a result. Gold Bar saw improvements during the third quarter, achieving several key performance benchmarks for ore production, crushing throughput, and gold production. Production in September 2019 was in line with our plan and the designed capacity of the process plant.

Production costs applicable to sales were $12.2 million and $20.8 million, respectively for Q3/19 and 9M/19. Production costs mainly include contractor mining costs, processing costs related to tonnes placed on the heap leach, and site general and administrative costs.

Exploration Activities – Nevada

In Q3/19 and 9M/19, we spent $4.3 million and $6.2 million, respectively, on target-generating exploration activities. In Q3/19, a program of 174 drill holes was completed.

Drilling started in May at Gold Bar South with three primary objectives: collect material for required permit, mine design, and environmental testing programs, complete infill drilling for portions of the deposit in order to support reserve estimate conversion and continue to explore lateral and vertical ore extensions of the deposit.

25% of the new drill intersections were higher grade than the current resource average. In addition, several drill holes encountered significant mineralization outside the existing resource. These results suggest that there is potential to increase the size of the Gold Bar South resource. Economic studies and permitting are on schedule. Gold Bar South will be included into the Gold Bar mine plan this year, and we are expecting approval for development by year-end in 2020.

36 reverse circulation (RC) holes have been drilled to test the lateral and vertical extent of a near-surface target at Pot Canyon where extensive alteration (silicification) and brecciation occurs at surface, and where several historical holes returned significant mineralization. In addition, a deep core hole drilled through multiple target zones, returning near-surface gold mineralization and Carlin-type alteration and pathfinder elements at several stratigraphic horizons at depth. This mineralization occurs near the Wall Fault, a regional structure interpreted to play an important role in the control of gold mineralization at Gold Bar.

MSC Segment

The MSC segment is comprised of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out total production and sales, revenue from gold and silver sales, average realized prices, total cash costs and total all-in sustaining costs for the San Jose mine for the three and nine months ended September 30, 2019 and 2018. Also, included at the bottom of the table are certain production, cash costs and all-in sustaining costs figures on a 49% attributable basis, representing our interest on the San Jose mine.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	140	136	400	383
Average grade (gpt)
Gold	6.9	6.5	6.8	6.9
Silver	498	449	476	468
Processed mineralized material (t)	147	145	399	409
Average grade (gpt)
Gold	6.6	5.9	6.8	6.2
Silver	456	376	450	396
Average recovery (%):
Gold	89.2	86.9	88.5	86.9
Silver	89.4	86.6	88.2	86.4
Gold ounces:
Produced	27.7	24.0	76.8	70.9
Sold	26.1	24.7	75.0	70.7
Silver ounces:
Produced	1,925	1,517	5,087	4,499
Sold	1,852	1,573	5,041	4,527
Gold equivalent ounces:
Produced	49.8	44.2	137.7	130.9
Sold	47.4	45.6	135.3	131.0
Revenue from gold and silver sales	$70,908	$47,814	$179,708	$150,748
Average realized price:
Gold ($/Au oz)	$1,542	$1,151	$1,424	$1,236
Silver ($/Ag oz)	$18.53	$13.62	$16.39	$15.23
Cash costs	$43,344	$39,046	$119,392	$113,168
All‑in sustaining costs	$57,015	$46,894	$159,449	$141,304
McEwen Mining—49% basis
Ounces produced:
Gold	13.6	11.8	37.7	34.7
Silver	943	743	2,493	2,204
Gold equivalent	24.4	21.7	67.5	64.1
Cash costs	$21,239	$19,132	$58,501	$55,451
Cash cost ($/Au Eq. oz sold)	$915	$856	$883	$864
All‑in sustaining costs	$27,938	$22,977	$78,129	$69,238
AISC ($/Au Eq. oz sold)	$1,204	$1,028	$1,179	$1,078
Silver : gold ratio	87 : 1	75 : 1	84 : 1	75 : 1

The analysis below compares the operating and financial results of MSC on a 100% basis.

Gold Production increased by 15% and 8% and silver production by 27% and 13%, respectively in Q3/19 and 9M/19 from the same periods in 2018, reflecting higher average grade of the processed material and higher recovery.

Revenue from gold and silver sales increased by 48% and 19%, respectively in Q3/19 and 9M/19, compared to the same periods in 2018, reflecting more gold and silver ounces sold and higher average realized gold and silver prices (34% and 15% higher gold price and 36% and 8% higher silver price, respectively in Q3/19 and 9M/19, compared to same periods in 2018).

Cash costs increased by $4.3 million and $6.2 million, or 11% and 5%  respectively, in Q3/19 and 9M/19 compared to the same periods in 2018, despite similar tonnes of mineralized material processed. The increase was due  primarily to the impact of the export taxes introduced in 2018. All-in sustaining costs for Q3/19 and 9M/19 increased by $10.1 million and $18.1 million, respectively, compared to same periods in 2018, due to increased cash costs as well as higher spending in underground mine capital development and investment in plant and equipment.

Cash cost and All-in sustaining cost per Au Eq. oz sold were higher for Q3/19 and 9M/19 compared to same periods in 2018, reflecting higher cash costs and AISC as noted above, partially offset by higher grade mined and processed.

Cash cost and All-in sustaining cost per Au Eq. oz sold in 2019 were also impacted by the change in the silver:gold ratio starting in the second quarter of 2019 – the change from a fixed silver:gold ratio of 75:1, used up to and including March 31, 2019, to the actual average market price, reduced the number of gold equivalent ounces sold by MSC by 3.4 thousand and 6.9 thousand ounces, respectively in Q3 and 9M/19. Using the fixed silver:gold ratio of 75:1, the cash cost per Au Eq. oz in Q3/19 and 9M/19 would be $854 and $840, respectively or nominally lower and 3% lower, respectively, than the same periods in 2018; AISC per Au Eq. oz would be $1,123 and $1,121, respectively for Q3 and 9M/19, compared to $1,028 and $1,078, respectively for Q3/18 and 9M/18.

MSC Dividend Distribution (49%)

During the three and nine months ended September 30, 2019, we received $2.0 million and $4.0 million in dividends from MSC, compared to $2.1 million and $9.4 million in dividends received during the same periods in 2018. For more details on our Investment in MSC, refer to Note 8 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During Q3/19, work continued on preliminary engineering and developing cost estimates to advance the proposed low altitude all year access route (northern access route). We are also advancing the Los Azules water management plan to evaluate the project operating as a zero discharge development.

The environmental baseline monitoring work continued as well as other works, which were identified as necessary to develop a conforming Environmental Impact Assessment (“EIA”) submission. The environmental work included the geological mapping of the tailings dam design.

The preliminary economic assessment for the Los Azules Project, completed and announced in September 2017, is available on our website at www.mcewenmining.com.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as some non-GAAP financial performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or loss or cash flow from operations as determined in accordance with U.S. GAAP.

The non-GAAP measures earnings from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce, average realized price per ounce, and liquid assets are not, and are not intended to be, presentations in accordance with U.S. GAAP. These measures represent, respectively, our earnings from mining operations, total cash costs, total cash costs per ounce, all-in sustaining costs, all-in sustaining costs per ounce and average realized prices per ounce related to our wholly-owned El Gallo Project, Black Fox and Gold Bar mines and our minority interest in the San José mine, owned by MSC. The portions of the costs and prices related to the minority interest may be found in Item 1. Financial Statements, Note 8, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the joint venture operating agreement and varies depending on factors including the profitability of the operations.

We provide the Non-GAAP measures because we believe they assist investors and analysts in evaluating our revenue, production costs applicable to sales and sales revenue, including both our wholly-owned properties and our interest in the San José mine, when read in conjunction with our reported results under U.S. GAAP. The presentation of these measures including the minority interest has limitations as an analytical tool. Some of these limitations include:

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

Earnings (loss) from Mining Operations

The term earnings (loss) from mining operations used in this report is a non-GAAP financial measure. We use and report this metric because we believe it provides investors and analysts with a useful measure of the underlying operating mines.

We define earnings (loss) from mining operations as revenue from gold and silver sales from our El Gallo Project, Black Fox and Gold Bar mines, and our 49% attributable share of the San José mine’s revenue from gold and silver sales, less their respective production costs applicable to sales and depreciation and depletion. To the extent that depreciation and depletion may include depreciation and amortization expense related to the fair value increments on historical business acquisitions (fair value paid in excess of the carrying value of the underlying assets and liabilities assumed on the date of acquisition), we exclude this expense in order to arrive at depreciation and depletion that only includes depreciation and amortization expense incurred at the mine site level. The San José mine revenue from gold and silver sales and production costs applicable to sales are presented, on a 100% basis, in Note 8 of the accompanying financial statements.

The following table presents a reconciliation of earnings (loss) from mining operations to revenue from gold and silver sales and production costs applicable to sales and depreciation and depletion, which are GAAP financial measures:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Gold Bar earnings from mining operations
Revenue from gold and silver sales	$16,577	$—	$28,941	$—
Production costs applicable to sales	(12,156)	—	(20,798)	—
Depreciation and depletion	(3,790)	—	(6,510)	—
Add: Amortization related to fair value increments on historical acquisitions included in depreciation applicable to sales	1,194	—	2,248	—
Gold Bar earnings from mining operations	$1,825	$—	$3,881	$—

Black Fox earnings (loss) from mining operations
Revenue from gold and silver sales	$11,147	$11,395	$36,139	$46,444
Production costs applicable to sales	(7,550)	(9,179)	(24,025)	(31,711)
Depreciation and depletion	(3,589)	(2,729)	(10,520)	(8,513)
Add: Amortization related to fair value increments on historical acquisitions included in depreciation applicable to sales	93	211	294	712
Black Fox earnings (loss) from mining operations	$101	$(302)	$1,888	$6,932

El Gallo earnings from mining operations
Revenue from gold and silver sales	$4,967	$15,501	$19,577	$55,299
Production costs applicable to sales	(3,878)	(8,561)	(14,609)	(30,367)
Depreciation and depletion	(109)	(414)	(471)	(1,819)
Depreciation of mining related assets	(6)	(101)	(32)	(406)
Add: Amortization related to fair value increments on historical acquisitions included in production costs applicable to sales	109	414	471	1,819
El Gallo earnings from mining operations	$1,083	$6,839	$4,936	$24,526

San José earnings (loss) from mining operations (49% basis)
Revenue from gold and silver sales	$34,745	$23,429	$88,057	$73,867
Production costs applicable to sales	(25,107)	(23,614)	(68,832)	(66,153)
Third party smelting, refining and transportation costs and export taxes	(2,485)	(725)	(7,162)	(1,416)
On-site general and administrative costs	(817)	(818)	(2,487)	(2,635)
San José earnings (loss) from mining operations	$6,336	$(1,728)	$9,576	$3,663

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

Cash costs consist of mining, processing, on-site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, but exclude depreciation and depletion. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

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

Costs excluded from cash costs and all-in sustaining costs, in addition to depreciation and depletion, are income and mining tax expense, all corporate financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales. Cash costs, all-in sustaining costs, and ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended September 30, 2019				Nine months ended September 30, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands, except ounces and per ounce)				(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs	$12,156	$7,550	$3,878	$23,584	$20,798	$24,025	$14,609	$59,432
Mine site reclamation, accretion and amortization	489	155	81	725	860	475	244	1,579
In‑mine exploration	—	955	—	955	—	3,430	—	3,430
Capitalized underground mine development (sustaining)	—	1,711	—	1,711	—	7,286	—	7,286
Capital expenditures on plant and equipment (sustaining)	663	470	—	1,133	1,533	1,610	17	3,160
Sustaining leases	487	98	—	585	1,422	271	—	1,693
All‑in sustaining costs	$13,795	$10,939	$3,959	$28,693	$24,613	$37,097	$14,870	$76,580
Ounces sold, including stream (Au Eq. oz)	11,168	8,025	3,364	22,557	20,518	27,978	14,534	63,030
Cash cost ($/Au Eq. oz sold)	$1,088	$941	$1,153	$1,046	$1,014	$859	$1,005	$943
AISC ($/Au Eq. oz sold)	$1,235	$1,363	$1,177	$1,272	$1,200	$1,326	$1,023	$1,215

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands, except ounces and per ounce)				(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs	$—	$9,179	$8,561	$17,740	$—	$31,711	$30,367	$62,078
Mine site reclamation, accretion and amortization	—	175	87	262	—	481	260	741
In‑mine exploration	—	701	189	890	—	1,951	1,445	3,396
Capitalized underground mine development (sustaining)	—	1,640	—	1,640	—	8,362	—	8,362
Capital expenditures on plant and equipment (sustaining)	—	955	(129)	826	—	1,318	—	1,318
Sustaining leases	—	—	—	—	—	—	—	—
All‑in sustaining costs	$—	$12,650	$8,708	$21,358	$—	$43,823	$32,072	$75,895
Ounces sold, including stream (Au Eq. oz)	—	9,845	12,750	22,595	—	37,811	42,851	80,662
Cash cost ($/Au Eq. oz sold)	$—	$932	$671	$785	$—	$839	$709	$770
AISC ($/Au Eq. oz sold)	$—	$1,285	$683	$945	$—	$1,159	$748	$941

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
San José mine cash and all-in sustaining costs (49% basis)	(in thousands, except ounces and per ounce)
Production costs applicable to sales	$25,107	$23,614	$68,832	$66,153
Less: Mine site reclamation, accretion and amortization	(147)	(157)	(421)	(441)
Depreciation	(8,750)	(7,157)	(24,120)	(18,044)
Mine‑site general and administrative expenses	761	803	2,309	2,560
Refining, smelting, and transportation	2,485	725	7,162	1,416
Commercial discounts	1,727	1,289	4,562	3,733
Community costs related to current operations	56	15	177	74
San José mine cash costs (49% basis)	$21,239	$19,132	$58,501	$55,451
Mine site reclamation, accretion and amortization	147	157	421	441
Site exploration expenses	726	987	3,613	2,209
Capitalized underground mine development (sustaining)	3,994	2,556	9,830	8,238
Less: Depreciation	(329)	(190)	(849)	(616)
Capital expenditures (sustaining)	2,161	335	6,613	3,515
San José mine all-in sustaining costs (49% basis)	$27,938	$22,977	$78,129	$69,238
Ounces sold (49% basis) (Au Eq. oz)	23,209	22,357	66,281	64,200
Cash cost ($/Au Eq. oz sold)	$915	$856	$883	$864
AISC ($/Au Eq. oz sold)	$1,204	$1,028	$1,179	$1,078

Average realized price

The term average realized price per ounce used in this report is a non-GAAP financial measure. We prepare this measure to evaluate our performance against market (London P.M. Fix). Average realized price is calculated as gross sales of gold and silver, less streaming revenue, divided by the number of net ounces sold in the period, less ounces sold under the streaming agreement.

The following table reconciles the average realized prices to the most directly comparable U.S. GAAP measure, revenue from gold and silver sales. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except ounces and per ounce)
Average realized price - 100% owned
Revenue from gold and silver sales	$32,691	$26,896	$84,657	$101,743
Less: revenue from gold sales, stream	380	479	1,231	1,742
Revenue from gold and silver sales, excluding stream	$32,311	$26,417	$83,426	$100,001
Gold equivalent ounces sold	22,557	22,595	63,030	80,662
Less: gold ounces sold, stream	690	895	2,244	3,244
Gold equivalent ounces sold, excluding stream	21,867	21,700	60,786	77,418
Average realized price per Au Eq. oz sold, excluding stream	$1,478	$1,217	$1,372	$1,292

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except ounces and per ounce)
Average realized price - San José (49% basis)
Gold sales	$19,699	$13,912	$52,297	$42,777
Silver sales	16,820	10,497	40,484	33,796
Gold and silver sales	$36,519	$24,409	$92,781	$76,573
Gold ounces sold	12,778	12,083	36,735	34,622
Silver ounces sold	907,478	770,571	2,470,319	2,218,392
Gold equivalent ounces sold	23,209	22,357	66,281	64,200
Average realized price per gold ounce sold	$1,542	$1,151	$1,424	$1,236
Average realized price per silver ounce sold	$18.53	$13.62	$16.39	$15.23
Average realized price per gold equivalent ounce sold	$1,573	$1,092	$1,400	$1,193

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of cash and cash equivalents, restricted cash, investments, receivables from marketable securities sales and ounces of doré held in precious metals inventories, with precious metals valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of cash and cash equivalents, restricted cash, investments, receivable from the sale of marketable securities and precious metals amounts at September 30, 2019 and 2018:

	September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$4,262	$40,839
Restricted cash	8,764	—
Investments	3,224	3,162
Receivables from marketable securities sales	928	—
Precious Metals valued at market value	1,284	9,999
Total liquid assets	$18,462	$54,000

A reconciliation between precious metals valued at cost and precious metals valued at market value at the same dates is provided in the following table:

	September 30,
	2019	2018
	(in thousands, except ounces and per ounce)
Precious metals (note 6 of the Consolidated Financial Statements)	$1,278	$8,520
Reconciliation of precious metals to precious metals valued at market value
Number of ounces of doré in inventory, net of streaming agreement	864	8,424
London P.M. Fix, per ounce	$1,485	$1,187
Precious metals valued at market value	$1,284	$9,999

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

Significant changes in our Critical Accounting Policies since December 31, 2018 correspond to the adoption on January 1, 2019 of ASC 842 - Leases, as described in Note 1 to the Consolidated Financial Statements, “Nature of Operations and Recent Accounting Pronouncements”.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the nine months ended September 30, 2019, the Argentine peso devalued 52% compared to a devaluation of 121% in the same period of 2018.

During the nine months ended September 30, 2019, the Mexican peso was relatively flat against the U.S. dollar, compared to the 5% appreciation in the same period of 2018.

The Canadian dollar experienced a 3% appreciation against the U.S. dollar for the nine months ended September 30, 2019, compared to the 3% devaluation in the comparable period of 2018.

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

Based on our Canadian cash balance of $1.1 million (C$0.8 million) at September 30, 2019, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2019, our VAT receivable balance was Mexican peso 22,963,142, equivalent to approximately $1.2 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $84.7 million for the nine months ended September 30, 2019, a 10% change in the price of gold and silver would have had an impact of approximately $8.5 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At September 30, 2019, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of September 30, 2019, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $1.2 million as at September 30, 2019.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2019, we have surety bonds of $31.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2019, we issued a total of 353,570 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). On July 29, 2019, we issued 53,570 shares to Ivy Minerals Inc., a private Idaho corporation, in exchange for mining claims in proximity to Gold Bar gold mine in Nevada. The shares were valued at $1.87 per share, or a total of $100,000 for the transaction. On August 27, 2019, we issued 300,000 additional shares to Fremont Gold Ltd., a private British Columbia corporation, in exchange for additional mining claims near Gold Bar. These shares were valued at $2.08 per share, or $624,000 for the transaction.

In each of the transactions, the shares were issued directly by us to the recipient without participation of an underwriter or placement agent. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) under the Securities Act. Each recipient was able to fend for itself in the transaction and the shares were offered and issued with no form of public solicitation. Further, resale restrictions were placed on certificates representing the shares.

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

Item 5. OTHER INFORMATION

The description of the Amendment to the Credit Agreement between the Company, Royal Capital Management Corp., as administrative agent, and Evanachan Limited, an Ontario corporation, Mark Shoom and Stephen Rider, as lenders in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources is hereby incorporated in lieu of what would be required by Item 1.01 of Form 8-K. Evanachan Limited is owned by Robert R. McEwen, our Chairman and Chief Executive Officer. Mr. McEwen also beneficially owns approximately 22% of our common stock.

Item 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report:

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001-33190).

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
10.1	Amendment dated October 28, 2019 to Credit Agreement dated August 10, 2018 between the Company, Royal Capital Management Corp., as administrative agent, and the Lenders party thereto.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. Merushe (Meri) Verli.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Dr. Merushe (Meri) Verli.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and nine months ended September 30, 2019 and 2018, (ii) the Unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: October 29, 2019	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Meri Verli
Date: October 29, 2019	By: Meri Verli,
Chief Financial Officer