Form 10-K
period 2019-12-31
McEwen Mining Inc.
filed 2020-03-16
CIK 314203

so

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $489,362,153 based on the closing price of $1.75 per share as reported on the NYSE. There were 400,398,425 shares of common stock outstanding on March 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of special factors potentially affecting forward-looking statements included in this report.

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING

PREPARATION OF RESOURCE AND RESERVE ESTIMATES

McEwen Mining Inc. (“McEwen Mining,” “we”, “our”, “us” or the “Company”) is required to prepare reports under the Securities Exchange Act of 1934 and the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. Standards under NI 43-101 are materially different than the standards generally permitted in reports filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms in Industry Guide 7 (“Guide 7”) promulgated by the SEC. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a “final” or “bankable” feasibility study or other report is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority.

One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “reserves” under Guide 7 standards. U.S. investors should be aware that the McEwen Mining properties with reserves as defined by Guide 7 are the Black Fox mine, the Gold Bar mine and the San José mine. All other properties do not have “reserves” as defined by Guide 7 and Investors are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant “reserves”.

Further, since we have no reserves on some of our properties as defined in Guide 7, we have in the past and will continue to expense substantially all design, construction and development costs with regard to those properties, even though these expenditures are expected to have a future economic benefit in excess of one year. Only certain types of property and equipment which have alternative uses or significant salvage value may be capitalized without proven and probable reserves. We also expense our asset retirement obligations on those properties. Companies that have reserves under Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on properties that have no reserves we depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our internal mine plans. Because of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves on all of their properties.

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted under Guide 7. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves under Guide 7. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. Inferred mineral resources could be upgraded to indicated mineral resources with continued exploration. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be legally or economically mined.

Canadian regulations permit the disclosure of resources in terms of “contained ounces” provided that the tonnes and grade for each resource are also disclosed; however, Guide 7 only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein or disseminated by us would be characterized as mineralized material. We provide such disclosure about our properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

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

PART I

ITEM 1.  BUSINESS

History and Organization

We are a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico and Argentina. We were incorporated under the laws of the state of Colorado in 1979. Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017 and the acquisition of the Black Fox mine and Stock mill in October 2017.  These two acquisitions provided us an operating mine, mill and significant land interests in the historic Timmins mining district of Ontario.

We own 100% of the Black Fox mine and Stock mill in Ontario, Canada, a 100% interest in the Gold Bar mine in Nevada, 100% of the formerly-producing El Gallo Project in Sinaloa, Mexico, and a 49% interest in Minera Santa Cruz S.A. (“MSC”), the owner and operator of the San José mine in Santa Cruz, Argentina. MSC is controlled by the majority owner of the joint venture, Hochschild Mining plc (“Hochschild”). In addition to our operating properties, we hold interests in advanced-stage and exploration-stage properties and projects in the United States, Canada, Mexico and Argentina, including the Los Azules (“Los Azules”) copper project in Argentina.

Our 100% owned Gold Bar mine in Nevada poured its first gold ingot on February 16, 2019 and achieved commercial production on May 23, 2019.  Construction activities started in late 2017 following the receipt of the final permit on November 8, 2017. At the El Gallo Project, mining and crushing activities ceased during the second quarter of 2018, with production activities since that time limited to residual leaching.

Our objective is to increase the value of our shares through the exploration for and extraction of gold, silver and other valuable minerals. Other than the San José mine in Argentina, we generally conduct our activities as the sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We hold our mineral property interests and operate our business through various subsidiary companies, each of which is owned directly, or indirectly, by us.

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in Elko, Nevada (U.S.), Matheson, Canada, Guamuchil, Mexico, and San Juan, Argentina. Our website is www.mcewenmining.com. We make available at no cost our periodic reports and news releases and certain of our corporate governance documents, including our Code of Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX”.

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

Segment Information

Our operating segments include USA, Canada, Mexico, MSC and Los Azules. Financial information for each of our reportable segments can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting.

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

During 2019, production from the Gold Bar mine consisted of 100% doré, the production at the Black Fox mine was 99% doré and 1% slag and fine carbon and from the El Gallo Project consisted of approximately 97% doré and 3% slag and fine carbon. Production from the San José mine consisted of approximately 44% doré and 56% concentrate.

During 2019, we reported the following consolidated production attributable to us:

	Gold	Silver	Gold equivalent
Consolidated Production	ounces	ounces	ounces(1)
Gold Bar mine	30,705	617	30,712
Black Fox mine	35,693	2,344	35,721
El Gallo Project	16,233	8,398	16,333
San José mine (on 49% basis)	51,684	3,354,487	91,654
Total Production	134,315	3,365,846	174,420
(1)	Calculated using an average silver to gold ratio of 84:1. Starting in Q2 2019, gold equivalent ounces produced and/or sold are calculated using a variable silver to gold ratio that approximates the average price during each fiscal quarter, while previously we used a fixed 75:1 silver to gold ratio.

Gold and silver bullion obtained from the doré produced in USA, Canada, Mexico and the San José mine is sold at the prevailing spot market price. Concentrates produced by the San José mine are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

During 2019, revenues from gold and silver sales were $43.8 million for the Gold Bar mine, $50.1 million for the Black Fox mine, $23.1 million for the El Gallo Project, and $129.3 million for the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments, for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2020 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average
	(in dollars per ounce)
2017	$1,346	$1,151	$1,257	$18.56	$15.22	$17.05
2018	1,355	1,178	1,268	17.52	13.97	15.71
2019	1,546	1,270	1,393	19.31	14.38	16.21
2020 (through March 13, 2020)	1,684	1,527	1,588	18.78	15.77	17.74

On March 13, 2020, the London P.M. Fix for gold was $1,563, per ounce and the London Fix for silver was $15.77 per ounce.

Mineralized Material Processing Methods

Gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment. At the Gold Bar mine and the El Gallo Project, the mineralized material is processed using heap leaching methods. Heap leaching consists of stacking crushed, oxidized material on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve and leach the gold and silver. The gold and silver-bearing solution is then collected and processed into doré bars.

At Black Fox, mineralized material is transported to the mill site and fed to the mill’s crushing circuit. Following additional processing and refining, the mill produces doré bars.

At San José, mineralized material is processed at a mill site with half of the concentrate material processed into doré, and the balance of the concentrate material filtered and shipped as concentrate.

Hedging Activities

Our strategy is to provide shareholders with exposure to gold and silver prices by selling our gold and silver ounces at spot market prices and consequently, we do not hedge our gold or silver sales. We may, however, from time to time, manage certain risks associated with fluctuations in foreign currencies using the derivatives market.

Gold and Silver Reserves

We have established gold and/or silver reserves at three of our properties, including Gold Bar, Black Fox and San José. We initially established reserves at Gold Bar as of December 31, 2017, and such estimate was updated as of December 31, 2018. As of the date of filing this report, the updated reserve estimate for the Gold Bar mine is being evaluated in light of recent developments potentially affecting our resource model and mine plan. To date, mining at Gold Bar has been from three pits, two at Cabin Creek and one at Gold Pick West. The recent transition from the Cabin Creek pits to Gold Pick West has resulted in lower ore tonnes, gold grades and contained ounces from the upper benches of the pit as compared to our block model. This observed disparity may be the result of greater structural control of the mineralization than was previously expected but is now visible in the newly-developed pit. With this recent information in mind, we are evaluating the model and the related mine plan with the third-party engineers retained by us to prepare the reserve estimate. Preliminary iterations of a revised model suggest that a material reduction in contained ounces may result, although at this time we are unable to quantify any reduction with any degree of confidence. We will update the Gold Bar mine reserve estimate as of December 31, 2019 as soon as the information is available, by amendment to this report or other suitable means.

The following table summarizes the estimated portion of proven and probable gold and silver reserves attributable to us for Black Fox mine and San José mine as of December 31, 2019:

	Gold Reserves at December 31, 2019 (tonnes and ounces presented in thousands)
	Proven			Probable			Proven and probable
	Tonnes	Gold (gpt)	Gold ounces	Tonnes	Gold (gpt)	Gold ounces	Tonnes	Gold (gpt)	Gold ounces
Black Fox mine (1)	41	5.40	7	304	5.78	56	345	5.73	63
San José mine (2)	384	7.75	96	121	5.78	23	505	7.28	118

	Silver Reserves at December 31, 2019 (tonnes presented in thousands, ounces presented in millions)
	Proven			Probable			Proven and probable
	Tonnes	Silver (gpt)	Silver ounces	Tonnes	Silver (gpt)	Silver ounces	Tonnes	Silver (gpt)	Silver ounces
San José mine (2)	384	489	6.0	121	363	1.4	505	459	7.4
(1)	The reserve estimate for the Black Fox mine as at December 31, 2019 was prepared by Channa Kumerage P.Eng., Senior Mine Planner and Patrick Lachapelle P.Eng., Technical Services Manager, and reviewed by Dan Battison P.Eng., General Manager. The mineral reserves were estimated using a gold price of $1,350 per ounce. Reserves are stated at a mill feed reference point and include diluting materials and mining losses.
(2)	The reserve estimate for the San José mine as at December 31, 2019, presented on a 49% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”) whose audit letter dated February 10, 2020 concluded that the reserve estimates for the San José mine, prepared by Hochschild, provide a reliable estimation of mineral reserves in accordance with the criteria of the Joint Ore Reserves Committee of the Australian Institute of Mining and Metallurgy (“JORC”), Canadian National Instrument 43-101 (“NI 43-101”), the Canadian Institute of Mining and Metallurgy (“CIM”) best practices and Guide 7. The mineral reserves were estimated using metal prices of $1,300 per ounce of gold and $16.00 per ounce of silver. The reserves, as presented, are in place and include mining dilution and mining losses, but do not include allowances for mill or smelter recoveries. The reserve estimate for our 49% interest is based on that percentage of the 100% basis.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration and production industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States, Canada, Mexico, or Argentina, and other areas where we may conduct our mining or exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have significantly greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

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

General Government Regulations

In the United States, Canada, Mexico and Argentina, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include:

●	mineral concession rights;
●	surface rights;
●	water rights;
●	mining royalties;
●	environmental laws;
●	mining permits;
●	mining and income taxes; and
●	export regulations.

We believe that all of our properties are operated in compliance with all applicable governmental laws and regulations.

Reclamation Obligations

Under applicable laws in the jurisdictions where our properties are located, we are required to reclaim disturbances caused by our mining activities.  Accordingly, we have recorded estimates in our financial statements for our reclamation obligations, in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”) the most significant of which are related to our properties in the U.S., Canada and Mexico.

Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2019, we accrued $32.2 million for reclamation costs relating to currently developed and producing properties. These amounts are included in Asset Retirement Obligation on the Consolidated Balance Sheets.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and Nevada, the state where our U.S. operations are conducted.  For example, certain mining wastes from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Endangered Species Act and state law equivalents.

We have reviewed and considered current federal legislation relating to climate change and do not believe it to have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.

Foreign Government Regulations

Canada, where the Black Fox mine, Stock mill and other exploration projects are located, and Mexico, where the El Gallo Project and Fenix Project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the U.S. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. We have received all permits required to operate our current activities in Canada and Mexico and have received all permits necessary for the exploration activities being conducted at our other non-U.S. properties.

Customers

Production from Gold Bar, Black Fox, and the El Gallo Project is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

We have doré purchase agreements with the Bank of Nova Scotia (“Scotia”), a Canadian financial institution, our refineries, and with metals trading companies.  Under the terms of our doré purchase agreement with Scotia, we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at Gold Bar, Black Fox and the El Gallo Project prior to the completion of refining by the third party refiner.  During the year ended December 31, 2019, 89% of our consolidated sales were made to Scotia, with 30% of the sales made through the doré purchase agreement.

During the year ended December 31, 2019, 79% of total sales from the San José mine were made to three companies: Trafigura, a Singapore corporation, accounted for 13% of that amount, Argo-Heraeus, a Swiss company, accounted for 54% of such amount and LS Nikko Copper Inc., a South Korean company, accounted for 33% of that amount. MSC has sales agreements with each of these purchasers.

In the event that our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and could adversely affect our operating results.

Employees

As of December 31, 2019, we had 448 employees including 94 in the United States, 23 in Toronto, Ontario, Canada, 212 in Timmins, Ontario, Canada, 113 employees based in Mexico, and 6 in Argentina. All of our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, Mexico, and Argentina include laborers, craftsmen, mining, geology and environmental specialists, information technologists, and various other support roles. As of December 31, 2019, MSC had 1,404 employees in Argentina.

A portion of our employees in Mexico are covered by union labor contracts with whom we believe we have good relations. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines.

For Canada and United States, we engage independent contractors for extractive and exploration activities such as drilling, geophysics, hauling and crushing.

ITEM 1A.  RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors. The following information summarizes all material risks known to us as of the date of filing this report:

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

We derive all of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change.  A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. In the event mineral prices decline or remain low for prolonged periods of time, our existing producing properties may become uneconomic and we might be unable to develop our undeveloped properties, which may further adversely affect our results of operations, financial performance and cash flows. An asset impairment charge may also result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of gold and/or silver.

Our results of operations have been and could in the future be materially and adversely affected by the impairment of assets.

During 2019, the price of gold, as measured by the London PM fix, fluctuated between $1,270 and $1,546 per ounce, while the price of silver fluctuated between $14.38 and $19.31 per ounce.  As at March 13, 2020, gold, silver and copper prices were $1,563 per ounce, $15.77 per ounce, and $2.46 per pound, respectively.

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

When making determinations about whether to advance any of our projects to development, we rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until ore is mined and processed, mineralized material and grades of mineralization must be considered as estimates only.  We cannot ensure that these estimates will be accurate, or this mineralization can be mined or processed profitably.

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

Investors should also be aware that calculations of “reserves” differ under SEC reporting standards and those under other international standards, such as Canada.  Investors should also be aware that mineralized material may never be converted into reserves.  See, CAUTIONARY NOTE TO UNITED STATES INVESTORS-INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES.

A material reduction in cash flow that might result from the revision of our mine plan and reserve estimate at the Gold Bar mine in Nevada may require reductions in our operating expeditures to preserve working capital.

We initially established reserves at Gold Bar as of December 31, 2017, and such estimate was updated as of December 31, 2018. As of the date of filing this report, the updated reserve estimate for the Gold Bar mine is being evaluated in light of recent developments potentially affecting our resource model and mine plan. Recent mining at our Gold Bar has resulted in lower ore tonnes, gold grades and contained ounces as compared to our block model. With this recent information in mind, we are evaluating the model and the related mine plan with the third-party engineers retained by us to prepare the reserve estimate. Preliminary iterations of a revised model suggest that a material reduction in contained ounces may result, although at this time we are unable to quantify any reduction with any degree of confidence. If the revised plan and reserve estimate results in material changes to our production and related cash flow from Gold Bar in 2020, we may be forced to curtail, defer or suspend operating expenditures and/or raise capital through outside financing such as additional debt or equity. Any reductions in operating expenditures may further reduce cash flow and adversely affect our operations.

We have incurred substantial losses in recent years and may never return to profitability.

During the three years ended December 31, 2019, we have incurred pre-tax losses of $63.6 million, $47.6 million and $26.0 million. As of December 31, 2019, our accumulated deficit, which includes non-cash impairment charges, was $1.0 billion. In the future, our ability to become profitable will depend on the profitability of the Gold Bar, Black Fox and San José mines, our ability to bring the Froome project into production and generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties, including the Los Azules copper project. In pursuit of that objective, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our 2017 Canadian acquisitions and any future acquisitions may not achieve their intended results.

The acquisition completed in 2017 and any future acquisitions subject us to many risks. The Black Fox Complex acquired in 2017 is a distressed asset which has struggled to produce positive cash flows during its years of operation.  We are working to improve the operations but with a small reserve base, the success of this operation is dependent upon finding more resources through exploration and there is no guarantee that we will be able to convert these resources into mineable reserves. We may discover title defects or adverse environmental or other conditions relating to the properties acquired in the transactions of which we are currently unaware. Environmental, title, and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We have assumed substantially all of the liabilities associated with acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances, for limited periods and in limited amounts. Potential remedies may not be adequate to cover any liabilities we incur, and such liabilities could be significant.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms to develop additional mining operations.

We have in the past and will likely in the future require significant capital to develop our exploration projects. We continue to evaluate capital and development expenditure requirements to advance Los Azules, Grey Fox, Stock and the Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or other purposes, on terms that are favorable to us or at all, in which case, our ability to replace reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2019, we had an outstanding long term, secured debt of $50 million. Repayment of the loan is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly interest payments and, beginning in August 2020, to begin making monthly principal payments of $2 million for 12 months and a final $26 million payment on August 10, 2021.We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Even if we have sufficient cash flow to retire the debt, those payments will affect the amount of cash we have available to invest in capital investment, exploration, ongoing operations and other purposes. Payments on our debt may also inhibit our ability to react to changing business conditions.

Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.

Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay principal and interest on our indebtedness or to fund our other liquidity needs. Decreases in precious metal prices, in addition to execution of our mine plans at existing operations, may adversely affect our ability to generate cash flow from operations. If our cash flow and existing capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital, or restructure our debt, and any of these actions, if completed, could adversely affect our business and/or the holders of our securities. We cannot assure you that any of these remedies could, if necessary, be completed on commercially reasonable terms, in a timely manner or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could result in the immediate acceleration of the debt and foreclosure of our assets.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests.

Our credit facility contains covenants that restrict or limit our ability to:

●	Pay dividends or distributions on our capital stock;
●	Borrow additional funds;
●	Repurchase, redeem, or retire our capital stock;
●	Make certain loans and investments;
●	Sell assets;
●	Enter into certain transactions with affiliates;

●	Create or assume certain liens on our assets;
●	Make certain acquisitions; or
●	Engage in certain other corporate activities.

As part of our facility, the debt can be called in certain circumstances, including on demand in the event of a material adverse change in our business or our inability to satisfy certain financial tests on an ongoing basis. Our ability to comply with these requirements may be affected by events beyond our control, and we cannot assure you that we will satisfy them in the future. In addition, these requirements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the restrictive covenants under our debt agreement. A breach of any of the covenants in our debt agreements could result in a default under the agreement.

Increased operating and capital costs could affect our results of operations.

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing- related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our results of operation and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the results of operation and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

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

Our interest in the San José mine is subject to the risks normally associated with the conduct of joint ventures. A disagreement between joint venture partners on strategic decisions or how to conduct business efficiently, the inability of joint venture partners to meet their obligations to the joint venture or third parties, or litigation arising between joint venture partners regarding joint venture matters could have a material adverse effect on the viability of our interests held through the joint venture. Since all day-to-day decisions are made by the majority owner of the venture, we are unable to participate in those decisions, including whether and when to pay dividends to the venture partners.

We conduct operations in a number of foreign countries and are exposed to legal, political and social risks associated with those operations.

A significant portion of our revenue in 2019 was generated by operations outside the United States.  Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations or civic groups.

Any of these developments could require us to curtail or terminate operations at our mines, incur significant costs to renegotiate contracts, meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of consumption taxes or income tax refunds owed, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

With respect to our affiliated company, Minera Santa Cruz S.A (“MSC”) which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company.
●	In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes. The Law gradually reduces the corporate tax rate from 35% to 25% over the period of 2018 to 2020.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.
●	In September 2019, Argentine authorities implemented new foreign exchange regulations which impact the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash and bank savings to be denominated only in Argentina pesos and authorization from Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.
●	In October 2019, Alberto Fernández and former president Cristina Fernández de Kirchner were elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted our Argentina-sourced revenues. There remains uncertainty about changes that may be adopted by the new administration and their impact on the Argentine economy and our business.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.

With respect to the El Gallo Project in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo Project was robbed in 2015.  On December 17, 2019, the US State Department issued a Level 2 (“increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime.  These events may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.

Estimates relating to new development projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

●	Changes in tonnage, grades and metallurgical characteristics of mineralized material to be mined and processed;
●	Changes in input commodity and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability of an adequate and skilled labor force;
●	Availability, supply and cost of utilities such as water and power;
●	Fluctuations in inflation and currency exchange rates;
●	Changes in metals prices; or
●	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements.

Our recent development activities, including Gold Bar and Black Fox, may not result in the expansion or replacement of past production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

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

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as "First Nations" and “Metis” groups). We have mineral projects in Ontario that are in areas with an aboriginal presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

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

We are subject to foreign currency risks which may increase our costs and affect our results of operation.

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

The Los Azules property is located in a remote location that is currently accessed by 75 miles of dirt road with eight river crossings and two mountain passes above 13,451 feet. Even assuming that technical difficulties associated with this remote location can be overcome, the significant capital costs required to develop the project may make the project uneconomical.  If the long term price of copper were to remain low or decrease significantly below the current price or capital cost estimates increase significantly, Los Azules may not be feasible for development, and we may have to write-off the remaining carrying value of the asset. Furthermore, the project’s economic feasibility has not yet been demonstrated through a full feasibility study. The Preliminary Economic Assessment (“PEA”) is preliminary in nature, includes NI 43-101 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under Guide 7 or NI 43-101, and there is no certainty that the PEA will be realized.

We may acquire additional exploration-stage properties on which reserves may never be discovered.

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

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may make mining uneconomical;
●	availability of labor, contractors, engineers, power, transportation and infrastructure;
●	labor disputes;
●	potential delays related to social, public health, and community issues;
●	negotiations with aboriginal groups or local populations affecting our efforts to explore, develop or produce gold and silver deposits;
●	unanticipated variations in grade and other geological problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	industrial accidents, personal injury, fire, flooding, cave-ins, landslides and other natural disasters; and
●	decrease in reserves or mineralized material due to a lower silver, gold or copper price.

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

While we currently maintain insurance policies to insure against general commercial liability claims and physical assets at our properties in the United States, Canada, Mexico and Argentina, we do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production including bankruptcy of our refiners or other third party contractors which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our mining operations, including ongoing exploration drilling programs and development efforts, require permits from various state and federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

Due to an increased level of non-governmental organization and aboriginal and local group activity targeting the mining industry, the potential for the government or process instituted by non-governmental organizations, aboriginal and local, to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected as a result of a violation of applicable laws, regulations, or permitting requirements or a change in applicable law or regulations, it would have a significant negative impact on the value of our company and could have a significant impact on our stock price.

Title to mineral properties can be uncertain, and we may be at risk of loss of ownership of one or more of our properties.

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

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in the United States, Mexico and Argentina are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and to defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control.

Our continuing reclamation obligations at Tonkin, Gold Bar, Black Fox and other Timmins properties, El Gallo, and other properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2019, we have accrued $32.2 million in estimated reclamation costs for our properties, including $31.6 million covered by surety bonds for projects in the United States and Canada. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability based on the estimated amount of our reclamation obligations in that jurisdiction.

There is a risk that any surety bond or recorded liability, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when actually carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. Further, it is possible that the United States Bureau of Land Management (“BLM”) may request that we provide additional long-term financing supported by a long-term trust for an amount that cannot be determined at present. There is a risk that we will be unable to fund any additional bonding requirements or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants. A number of our key employees and consultants have significant experience in the precious metals industry. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

All aspects of our operations are subject to American, Canadian, Mexican and Argentine federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste, including cyanide. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. We utilize explosives in our business, which could cause injury to our personnel, and damage to our equipment or assets. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Failure to comply with applicable environmental laws, regulations and permitting requirements may also result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States, Canada, Mexico and Argentina, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable to us due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

We rely on contractors to conduct a significant portion of our operations and construction projects.

A portion of our operations and construction projects are currently conducted in whole or in part by contractors, including specifically our operations at the Gold Bar and Black Fox mines. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	Negotiating agreements with contractors on acceptable terms;
●	The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
●	Reduced control and oversight over those aspects of operations which are the responsibility of the contractor;
●	Failure of a contractor to perform under its agreement;
●	Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	Failure of a contractor to comply with our standards and policies, as well as with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions or increased costs.

As of December 31, 2019, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If the employees or contractors at the Gold Bar, Mexico, or San José mines were to engage in a strike, work stoppage, or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs, and lost revenue.

We may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Coronavirus pandemic could result in adverse operating results due to workforce reductions, supply and/or demand interruptions and travel restrictions.

Our employees, contractors and suppliers could be affected by contagious diseases, including the coronavirus (“COVID-19”), that could result in a reduction in our workforce due to illness or quarantine, critical supply disruptions, transportation and travel restrictions, and other factors beyond our control. These and other factors could negatively affect our business in complex ways, which are difficult or impossible for us to predict.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating and capital costs which could have a material adverse effect on our business.

Producing gold is an energy-intensive business, resulting in a significant carbon footprint. We utilize electricity, diesel fuel, gasoline, and natural gas to produce metal.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. The Paris Agreement went into effect in November 2016 when countries that produce at least 55% of the world's greenhouse gas emissions ratified the agreement. While there are no immediate impacts to business from the Paris Agreement, the goal of limiting global warming to “well below 2o C” will be taken up at national levels.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Additionally, the United States and China signed a bilateral agreement in November 2014 that committed the United States to reduce greenhouse gas emissions by an additional 26% to 28% below 2005 levels by the year 2025. The EPA in August 2015 issued final rules for the Clean Power Plan under Section 111 (d) of the Clean Air Act designed to reduce greenhouse gas emissions at electric utilities in line with reductions planned for the compliance with the Paris Agreement. On June 19, 2019, the EPA as part of a regulatory review repealed the Clean Power Plan and replaced it with the Affordable Clean Energy rule which eliminates most of the emission reduction standards included in the Clean Power Plan. That rule is now the subject of challenges in the courts.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

Several of our directors and officers are residents outside of the United States, and it may be difficult for shareholders to enforce within the United States any judgments obtained against such directors or officers.

Several of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside of the United States. As a result, it may be difficult for investors to effect service of process on such directors and officers, or enforce within the United States any judgments obtained against such directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, shareholders may be effectively prevented from pursuing remedies against such directors and officers under United States federal securities laws. In addition, shareholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under United States federal securities laws. The foregoing risks also apply to those experts identified in this report that are not residents of the United States.

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

As of March 13, 2020, Mr. McEwen beneficially owned approximately 20% of the 400.4 million shares of McEwen Mining common stock outstanding.  Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

Our stock price may be volatile, and as a result you could lose all or part of your investment.

In addition to other risk factors identified herein and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

●	Changes in the worldwide price for gold, silver and/or copper;
●	Disappointing results from our exploration or production efforts;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks;
●	Weather conditions, including both unusually heavy rains and unusually light rains or drought;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Disruption of supply and demand and other economic factors due to virus and other disease;
●	Actions by government central banks; and
●	General economic trends.

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

There is no guarantee that we will declare distributions to shareholders.

From June 2015 to September 2018, we paid a distribution to holders of our common stock on a semi-annual basis. Those distributions were suspended in March 2019. Any determination to reinstate this distribution on our common stock will be based primarily upon our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, and our Board of Directors’ determination that the distribution to shareholders is in the best interest of our shareholders and in compliance with all laws and agreements applicable to the Company.

The future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.

Under certain circumstances, our board of directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders. We may issue equity in the future in connection with capital formation, acquisitions, strategic transactions or for other purposes. Based on the need for additional capital to fund expected growth, it is likely that we will issue additional securities to provide such capital and that such additional issuances may involve a significant number of shares of our common stock. Issuance of additional securities in the future will dilute the percentage interest of existing shareholders and may reduce the market price of our common stock and any other outstanding securities. Furthermore, the sale of a significant amount of our common stock by any selling security holders, including Mr. McEwen, may depress the price of our common stock. As a result, you may lose all or a portion of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We classify our mineral properties into reportable segments consistent with the manner in which they are grouped in Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting and subdivide them within each segment by their respective stage of development: “production properties”, “advanced-stage properties” and “exploration properties.”  Advanced-stage properties consist of properties for which advanced studies and reports have been completed indicating the presence of economically mineable mineralized material or in some cases, proven and probable reserves, and for which we have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “production properties” or “advanced-stage properties” should not suggest that we have proven or probable reserves at those properties as defined by Guide 7.

The location of our significant production, advanced-stage and exploration properties is shown below:

SEGMENT: USA

The following map depicts the location of our major properties in the USA segment, including the Gold Bar mine and exploration properties which are fully owned by us or subject to joint venture agreements. The Gold Bar mine is located in the southern Roberts Mountains along the prolific Battle Mountain-Eureka-Cortez gold trend. Approximately 25 miles northwest of the Gold Bar property is the Cortez gold mine owned by Nevada Gold Mines (Barrick and Newmont joint venture), and 25 miles southeast is the past producing Ruby Hill mine:

Nevada, USA

Area Shown
80
Nevada Gold Mines* Lone Tree
BMX Project
Carlin
Elko
Nevada Gold Mines* Pheonix Mine
Nevada Gold Mines* Cortez Mine
Tonkin Project
Gold Bar Mine
Austin
Eureka
50
Ely
0
100 Miles
N
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
JV Projects
Major Mines (Third Party)
Battle Mountain-Eureka-Cortez Trend
City / Town
Highway / Road
*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)

The following table summarizes the land position of our properties in Nevada as of December 31, 2019:

	Number of	Square
USA Mineral Property Interest	Claims	Miles
Gold Bar	2,988	96
Tonkin	1,390	45
Limo	821	27
Battle Mountain ("BMX")	573	18
Other properties	1,300	42
Total USA Properties	7,072	228

Production Properties

Gold Bar mine, Nevada (100% owned)

For detailed information on the Gold Bar mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Gold Bar mine is an open pit oxide gold mine with a heap leach pad and gold recovery plant. The mine is located primarily on public lands managed by the BLM. Project construction commenced by us in November 2017 following receipt of the signed Record of Decision from the U.S. Environmental Protection Agency. The Gold Bar mine achieved commercial production on May 23, 2019.

The property is located within the Battle Mountain-Eureka-Cortez gold trend in Eureka County, Nevada. The property was previously mined from 1987 to 1994 by Atlas Precious Metals Inc.

Location and Access

The Gold Bar mine is located in the Southern Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 miles northwest of the town of Eureka, Nevada, primarily in Township 22 North, Range 50 East (N39°48’16.5”; W116°21’09.65”).  The mine site is accessed from US Highway 50 by travelling north on Robert’s Creek Road, an unimproved dirt road maintained by the Company. The mine area is approximately 15 miles from U.S. Highway 50.

Geology and Mineralization

The mine is located in the Battle Mountain-Eureka mineral belt in a large window of lower-plate carbonate rocks surrounded by upper-plate rocks. The lower-plate carbonates consist of an east-dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, and Devonian Devils Gate Limestone (from oldest to youngest). Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones which are approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation where it is adjacent to apparent feeder structures. The area where the project is located has “Carlin-Type” sediment-hosted gold mineralization characteristics with typical associated alteration (decalcification, silicification).

At Pot Canyon, extensive alteration (silicification) and brecciation occurs at surface and several historic holes returned significant mineralization. In addition, a deep core hole drilled through multiple target zones returned near-surface gold mineralization and Carlin-type alteration and pathfinder elements at several stratigraphic horizons at depth. This mineralization occurs near the Wall Fault, a regional structure interpreted to play an important role in the control of gold mineralization at Gold Bar.

Facilities and Infrastructure

Gold Bar mine construction began in November 2017 with key site facilities and infrastructure completed by the end of 2018 and commercial production declared in May 23, 2019. The Gold Bar mine has well developed infrastructure including on-site power generation and transmission lines, water, natural gas and related supply utilities as well as buildings which support the operations and administration. The water supply for the Gold Bar mine and processing facilities comes from production wells located approximately two miles southeast from the site and powered by a diesel generator. The mining of the open pits is being carried out by a contractor and the work progressed as planned during 2019. Ore from the mine is transported to the crusher and conveyor system with the crushed and agglomerated material transported to the heap leach pad via an overland conveyor.

The ore is stacked onto the heap using a radial stacker and then leached with a weak cyanide solution to extract the precious metal values. The gold is then recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

Exploration activities in 2019 focused on targets around the Gold Bar mine including drilling at the Gold Bar South target to support resource estimation and potential conversion to reserves and drilling at Pot Canyon to test certain near-surface and deep targets. Gold Bar South, acquired by McEwen Mining in 2016, consists of 109 mining claims located approximately 3.5 miles southeast from our Gold Bar mine. Gold Bar South hosts a near surface oxide gold deposit which, based on several historic higher-grade drill intersections, shows exploration potential laterally and at depth. In addition, we completed a deep core hole through multiple targets at Pot Canyon. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. We expect to continue similar drilling at Gold Bar in 2020.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain-Eureka Trend in Eureka County, Nevada with approximately 45 sq. miles of claims. The Tonkin property consists of the Tonkin deposit and the previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bio oxidation to treat refractory sulphide mineralized material. Due to cost escalation and recovery issues, the operation was shut down. The mine site is currently on care-and-maintenance and we continue to advance the reclamation program. We also continue evaluation work with respect to the Tonkin deposit.

Other exploration properties

We hold other exploration stage properties close to the Gold Bar mine which are not considered material at this time.

SEGMENT: CANADA

The following map depicts the location of our major properties forming the Canada segment of our operations. The properties within the Canada segment are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. The segment consists of the Black Fox and Stock properties and various exploration and advanced stage properties (the “Black Fox Complex”), comprising 5,100 hectares of land packages intersecting 9 miles of the Destor-Porcupine Fault, which is known as the ‘Golden Highway.’ The Destor-Porcupine Fault has a total strike length of approximately 124 miles and hosts many of Ontario and Quebec’s prolific gold mines.

The Black Fox property includes the Black Fox mine and surrounding properties, including the Grey Fox and Froome advanced-stage properties. Stock property, the site of former Stock mine, is located approximately 17 miles from the Black Fox mine. Stock property includes the Stock mill where mineralized material from Black Fox mine is transported to and processed and the Stock exploration property. In addition, Canada segment includes other exploration properties such as Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster.

The location of the various properties is shown below:

Ontario, Canada

Area Shown
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Mill
Kirkland Lake Taylor Mine
Black Fox
Davidson Tisdale
101
Timmins
Matheson
Froome
Grey Fox
Paymaster
Fuller
Newmont Porcupine Mines
Buffalo-Ankerite
0
20 Miles
N
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road

The following table summarizes the Canada land position of our company as of December 31, 2019:

	Number of	Number of	Square
Canada Mineral Property Interest	PINs (1)	Claims	Miles
Black Fox mine	32	50	10
Stock mill	24	108	10
Davidson-Tisdale	14	2	2
Fuller	4	—	1
Paymaster	15	—	1
Buffalo Ankerite	7	1	3
Total Canada Properties	96	161	27
(1)	Parcel Identification Number (“PIN”) is a unique number assigned to each automated parcel in the Ontario Land Registry.

Production Properties

Black Fox mine and Stock mill, Canada (100% owned)

For detailed information on the Black Fox mine and Stock mill production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We acquired the Black Fox Complex in October 2017. It is located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. Its main properties, Stock and Black Fox, are positioned along the Provincial Highway 101, with the Stock property 22 miles east of the city of Timmins and the Black Fox property 6 miles east of the town of Matheson. Given the proximity to communities in a region with primary industries of mining and forestry, local supplies and services are easily available and can be delivered in a timely manner to our operations.

The Black Fox mine refers to the current mining operation and is an underground gold mine and a key component of the complex, which also includes the Froome and Grey Fox deposits. The Black Fox mine initially produced from 1997 to 2001, operated by Exall Resources Limited. Re-commissioned by Brigus Gold Corporation, the mine restarted in early 2009. Primero Mining Corp. (“Primero”) acquired Brigus on March 5, 2014 and continued to operate the mine. We acquired the property on October 3, 2017 and continued the commercial operations.

Also part of the Black Fox Complex, the Stock property hosts the Stock mill and is the site of the former Stock mine. Exploration initiated by us in 2018 and continuing in 2019 has defined two new mineralized zones at Stock East and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault.

The land packages of the Black Fox Complex continue to hold exploration potential to depth and along trends. In 2019, we invested $25.5 million in exploration at the Black Fox Complex. A property-wide exploration program was completed in 2019 and included 489,000 ft. (149,000 meters) of surface-staged exploration drilling and 128,000 ft. (39,000 meters) of underground-based exploration drilling. The program delivered very encouraging results, with new targets identified and an expansion of gold resources across the properties.

The Black Fox mine contains 32 mining right parcels and 50 unpatented claims totaling 10 sq. miles of mining land. The complex also includes 6 sq. miles of surface land. All land parcels are located within Beatty and Hislop townships in the municipality of Black-River Matheson.

Location and Access

The Black Fox mine is located 6 miles east of Matheson, Ontario, and accessed directly from Highway 101 East. Matheson, in turn, is located approximately 45 miles from Timmins, which has a commercial airport. Timmins is approximately 342 miles by air north of Toronto.

The Stock mill is located approximately 17 miles from the Black Fox mine. Mineralized material is shipped to the mill from the Black Fox mine by truck.

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

Facilities and Infrastructure

The Black Fox mine property has well developed infrastructure including electricity, roads, water supply and high-speed internet access. There are seven fully serviced modular buildings which support various functions of the underground mine. There is also a maintenance shop, warehouse, compressed air plant, backfill plant and water management facilities. Mineralized material from the Black Fox mine is transported to, and processed at, the Stock mill, which has a nominal processing capacity of 2,500 tpd.

The primary water supply for the Black Fox mine comes from an on-site fresh water well and water produced from dewatering activities. Current water supplies are adequate to sustain current and planned future operations.

The Stock property, the site of our Stock mill, has well developed infrastructure including electricity, roads, water supply and high-speed internet access. There are also two buildings that support security and administration of the mill. There is an assay lab and several other buildings to support operations and milling, including a hoist house, warehouse and maintenance shop, mine dry building, crusher and conveyor systems and the mill building itself. The site also houses various support structures including storage and generator buildings.

Metal Streaming Agreement

We are obligated to sell 8% of current and future gold production from the Black Fox mine and Froome deposit to Sandstorm Gold Limited (“Sandstorm”) at the lesser of market price or $551 per oz (with inflation adjustments of up to 2% per year) until 2090. We assumed this obligation in connection with our acquisition of the Black Fox mine in 2017.

Advanced-Stage Properties

Grey Fox, Canada (100% owned)

The Grey Fox project is located 2.2 miles southeast of Black Fox mine, and is adjacent to Kirkland Lake Gold’s former Hislop mine. Access is either by paved or well maintained, two-way, dirt roads.

An internal feasibility-level study was completed on the Grey Fox project in early 2015 by Primero, which recommended further development of the deposit. Further advanced project work continued until 2016, when Primero ceased all non-essential expenditures.

In 2019, we completed an exploration program which focused on increasing and further defining the Grey Fox resource. Drilling was also performed to test multiple targets in the Grey Fox area. Exploration activities are expected to continue in 2020 including follow-up (step out) and infill drilling to support resource growth and confirmation of a new zone of mineralization.

Froome, Canada (100% Owned)

The Froome deposit is located 0.5 miles west of the Black Fox mine, accessible by paved and dirt roads.

An internal study was completed in 2019, the results of which suggested positive economics to advance the project. We expect to continue to advance the development of the Froome underground deposit in 2020 and to be mining and producing gold from the deposit in late 2021.

Exploration Properties

The Stock property is the site of the former Stock mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Exploration at Stock property started in 2018 and continued in 2019. The drilling program has been successful returning multiple intersections of high grade gold mineralization at Stock East and Stock West along a 2 mile long segment of the Destor-Porcupine Fault. Stock East and Stock West are located, respectively 0.4 miles and 0.2 miles away from the former Stock mine workings.

Results from our first phase of drilling at Stock West suggest the potential to define a significant new zone of mineralization, with economic importance enhanced by its proximity to the former Stock mine workings.

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster and Buffalo Ankerite.

SEGMENT: MEXICO

The following map depicts the location of our property forming the Mexico segment, of which the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project are described in the sections below:

Sinaloa, Mexico

Area
Shown
McEwen Mining
NYSE MUX TSX
McEwen Mining Projects
Major Mines
City / Town
Highway / Road
Ciudad Obregon
Cobre Del Mayo
Piedras Verdes Mine
El Gallo / Fenix Project
Guamuchil
Culiacan
First Majestic
San Dimas Mine
La Paz
Durango
Mazatlan
0
100 Miles
N

The following table summarizes the Company’s land position in Mexico as of December 31, 2019:

Mexico Mineral Property Interest	Claims	Square Miles
Fenix Project (including the El Gallo Project)	18	155
Other Mexico properties	32	274
Total Mexico Properties	50	429

Production Properties

El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”), Mexico (100% owned)

For detailed information on the El Gallo Project production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own 100% of the El Gallo Project. The El Gallo Project was the open-pit gold mine and heap leach operation originally known as the Magistral mine. We operated the mine from September 2012 to June 2018, when we ceased active mining. Present activities are limited to residual leaching production that will continue until the end of 2021, as well as closure and reclamation activities.

The El Gallo Project consists of 8 sq miles of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to the El Gallo Project is currently in place.

Location and Access

The El Gallo Project and the surrounding properties are in northwestern Mexico in the western foothills of the Sierra Madre Occidental mountain range, within the State of Sinaloa in the Mocorito Municipality, approximately 60 miles by air northwest of Culiacan, the Sinaloa State capital city. The concessions are located approximately 2.5 miles by road from the town of Mocorito. Access is by paved and well maintained, two-way dirt roads.

Facilities and Infrastructure

The El Gallo Project property has well-developed infrastructure including electricity, roads, water supply and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, a three stage crushing plant, an ADR process plant with a sulfidation-acidification recovery (“SAR”) circuit added in the first quarter of 2018 and an administrative office. The laboratory is equipped to process all assay samples from the mine, core, chips and soil. The metallurgical lab is capable of determining cyanide leaching amenability and gold and silver recoveries of mineralized material amenable to cyanide leaching.

Advanced-Stage Properties

Fenix Project, Mexico (100% owned)

Overview and History

Three areas of mineralized material located inside of our property are currently considered for the Fenix Project and are the basis of the resource estimate included in the ongoing Feasibility Study (“FS”).

The Fenix Project contemplates a two-phase development process. Phase 1 includes the reprocessing of material on the gold heap leach pad at the existing El Gallo Project and open pit mining at the El Encuentro area. Phase 2 includes the processing of open pit silver mineralization from El Gallo Silver.

The process plant is expected to use conventional and proven mineral processing and precious metals recovery technologies. Phase 1 would have a throughput rate of 5,510 tons per day (5,000 tonnes per day (tpd)). During Phase 2, mineralized material from the El Gallo Silver would only be processed at a maximum of 3,580 tons per day (3,250 tpd).

Tailings produced during the operation would be stored in a mined-out open pit at the El Gallo Project. As part of this process, tailings deposition would include a delivery system designed to maximize tailings consolidation and water recovery. Utilizing the in pit tailings storage technology is expected to be cost effective and environmentally friendly as it would reduce the disturbance footprint and construction material, eliminate the construction of a tailings dam, recycle process water, and reduce closure obligations by removing the leach pad.

During the second half of 2019, we received the environmental permit approval for in-pit tailings storage in the Samaniego pit and the additional approval for the process plant for Phase 1, which entails the construction of the Carbon-In-Leach (CIL) mill circuit. A decision to pursue the project has not yet been made.

Access and Location

The Fenix Project is located adjacent to the El Gallo Project and is similarly accessible.

Facilities and Infrastructure

The El Gallo Project infrastructure is used to support current work on the Fenix Project.

In addition, the local power grid is situated approximately 9 miles from the Fenix Project, and a new overhead power line would need to be installed to supply grid power to the Fenix Project.

SEGMENT: LOS AZULES, ARGENTINA

Exploration Properties

The following map depicts the location of the Los Azules project in the province of San Juan in Argentina. Los Azules is located in the Andean Copper Belt, which hosts many of the world’s largest copper deposits.

San Juan, Argentina
Area Shown
Los Azules Project
Calingasta
Sibanye-Stillwater Altar Project
Barreal
Glencore El Pachòn Project
Antofagasta Los Pelambres Mine
San Juan
Mendoza
Chile
Argentina
0
50 Miles
N
McEwen Mining
NYSE MUX TSX
McEwen Mining Project
Major Mines & Projects
City / Town

The following table summarizes the land position related to Los Azules segment as of December 31, 2019:

	Number of	Square
Argentina Mineral Property Interest	Claims	Miles
Los Azules project	21	123
Other Argentina properties	24	349
Total Argentina Properties	45	472

Los Azules Copper Project, Argentina (100% owned)

Overview and History

The Los Azules copper project is an advanced-stage porphyry copper exploration project located in the cordilleran region in the province of San Juan, Argentina near the border with Chile. In 1994, Minera Andes acquired lands in the southern portion of the Los Azules area. Over the years there was additional exploration done by Minera Andes and other companies who owned adjacent properties around Los Azules. We acquired Minera Andes in January 2012.

During 2019, work continued on preliminary engineering and cost estimates to advance the proposed low altitude all year access route (northern access route). We also advanced the Los Azules water management plan to evaluate the project operating as a zero discharge development.

The environmental baseline monitoring work continued as well as other works, which were identified as necessary to develop a conforming Environmental Impact Assessment (“EIA”) submission. The environmental work included the geological mapping of the tailings dam design.

In 2020, we expect to complete the environmental studies to gather the requested information to prepare the Environmental Impact Assessment for the next development phase.

Location and Access

The project is located at approximately 31o 13’30” South latitude and 70o 13’50” West longitude and abuts the Chile-Argentina border. It is accessible by unimproved dirt roads with seasonal closures in winter. The elevation at the site ranges between 11,500 feet to 14,750 feet above sea level.

Geology and Mineralization

The deposit is located within a copper porphyry belt that is host to some of the world’s largest copper mines. The upper part of the system consists of a barren leached cap, which is underlain by a high-grade secondary enrichment blanket. Primary mineralization below the secondary enrichment zone has been intersected in drilling up to a depth of more than 3,280 feet below surface.

Exploration Activities

Drilling conditions in the area are difficult, especially due to the presence of highly faulted zones and areas of loose surface scree or talus. Due to snow conditions on two mountain passes on the access road to the site, seasonal exploration typically commences in December and extends into late April. Drilling programs have been undertaken at Los Azules between 1998 and 2014 and in 2017 by four different mineral exploration companies: Battle Mountain Gold (now Newmont Corporation), Mount Isa Mines S.A. (now Glencore Plc.), Minera Andes and McEwen Mining. Drilling, including early reverse circulation programs, focused initially on gold exploration and subsequently on diamond drilling for porphyry style copper mineralization. Since 2013, we have focused on baseline studies regarding flora, fauna, water quality and other environmental compliance matters.

Facilities and Infrastructure

There are currently limited facilities or infrastructure located at the project site which mainly includes portable camp structures and drill platforms.

SEGMENT: MINERA SANTA CRUZ (“MSC”), ARGENTINA

The following map depicts the location of the San José mine land package, which forms the Minera Santa Cruz segment. San José is located approximately 12 miles north of Newmont’s Cerro Negro mine, in the northwest corner of the Deseado Massif region:

Santa Cruz, Argentina
Area Shown
McEWEN MINING
NYSE MUX TSX
McEwen Mining Project
McEwen Mining Property
Newmont Property
Major Mines
City / Town
Highway / Road
El Pluma
San José Mine
Perito Moreno
Newmont Cerro Negro Mine
Estancia La Criolla
0
25 Miles
N

Production Properties

San José mine, Argentina (49% owned)

For detailed information on the San José mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The San José mine is an underground gold and silver mining operation. We acquired our interest in the San José mine in connection with our acquisition of Minera Andes in January 2012. The property is owned and operated under an option and joint venture agreement (“OJVA”) between Minera Andes (49%) and Hochschild (51%) in the name of MSC. The property was acquired by Minera Andes in 1997, followed by an extensive exploration program from 1997 to 2001, leading to the discovery of the Huevos Verdes and Saavedra West Zones. A feasibility study was completed in October 2005 under the direction of MSC and, following construction, commercial production was declared on January 1, 2008.

The mine is part of a larger property which covers a total area of approximately 1,074 sq. miles and consists of 135 mining concessions.

Location and Access

The San José property is in the province of Santa Cruz, Argentina, lying approximately between latitude 46°41’S and 46°47’S and longitude 70°17’W and 70°00’W. The mine is 1,087 miles south-southwest of the city of Buenos Aires and 217 miles southwest of the Atlantic port city of Comodoro Rivadavia. The principal access route to the San José property is a paved highway from Comodoro Rivadavia followed by a 20 mile two-lane dirt road to the mine. Comodoro Rivadavia has regularly-scheduled air services to Buenos Aires. The nearest town is Perito Moreno, which is approximately 19 miles west of the San José property.

Geology and Mineralization

The San José property is in the Deseado Massif, which consists of Paleozoic metamorphic basement rocks unconformably overlain by Middle to Upper Jurassic bimodal andesitic and rhyolitic volcanics and volcaniclastics. Cretaceous sediments and Tertiary to Quaternary basalts overlie the Jurassic volcanics. The Jurassic Bajo Pobre Formation is the main host of gold and silver vein mineralization at the mine. The formation is comprised of a lower andesite volcaniclastic unit and an upper andesite lava flow and has a maximum thickness of 394 ft. Mineralization in the San José area occurs as low sulfidation epithermal quartz veins, breccias and stockwork systems accompanying normal sinistral faults.

Facilities and Infrastructure

Infrastructure at the property consists of camp facilities that can accommodate up to approximately 1,100 personnel, a medical clinic, a security building, a maintenance shop, a laboratory, processing facilities, a mine and process facility warehouse, a surface tailings impoundment, support buildings and mine portals, a change house, a core warehouse, an administration building and offices. The laboratory is equipped to process all assays (core, chips and soil). MSC has installed a satellite based telephone/data/internet communication system.

Electricity is provided by an 81 mile 132 kV electric transmission line, which connects the San José mine processing facility to the national power grid.

The San José mine is a ramp access underground mining operation.

Exploration Activities

MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations.

During 2019, exploration was mainly focused on San José and other targets in the proximity of the mine. In 2020, MSC will continue its exploration efforts to increase knowledge of the new veins and develop other new veins in the district.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.  To the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operations, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of March 13, 2020, there were 400,398,425 shares of our common stock outstanding, which were held by approximately 3,524 stockholders of record.

Transfer Agent

Computershare Investor Services Inc. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262-0600. The transfer agent in Canada is Computershare Investor Services at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

Shareholder Distribution Policy

We made a distribution to our shareholders from 2015 until 2018, following  which our board of directors determined to suspend the payment. Payment of any distributions in the future will be in the discretion of our board depending on, among other things, compliance with covenants in our credit facility agreement, cash flow, capital needs for our business and anticipated metal prices.

Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended December 31, 2019 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2014 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2014	2015	2016	2017	2018	2019
McEwen Mining (MUX)	$100	$97	$267	$209	$167	$116
NYSE Arca Gold Bugs Index	100	68	111	117	98	147
NYSE Composite Index	100	94	102	118	105	128

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

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Operating data
Revenue from gold and silver sales(1)	$117,019	$128,175	$67,465	$60,388	$72,956
(Loss) income on investment in Minera Santa Cruz S.A.	(8,754)	(11,865)	(44)	12,951	2,414
Operating (loss) income(2)	(63,914)	(47,189)	(26,286)	15,347	(49,333)
Other income (expenses)	323	(451)	283	1,959	4,323
Net (loss) income(2)	(59,747)	(44,870)	(10,634)	21,055	(20,450)
Basic and diluted (loss) income per share	$(0.17)	$(0.13)	$(0.03)	$0.07	$(0.07)
Cash distributions per common share	—	0.010	0.010	0.005	0.010

	As at December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data
Cash and cash equivalents	$46,452	$15,756	$27,153	$37,440	$25,874
Restricted cash	—	14,685	10,000	—	—
Investments	1,885	3,131	7,971	8,543	1,032
Inventories, current	38,376	22,039	31,951	26,620	14,975
Inventories, long-term	9,603	4,591	10,355	—	—
Mineral property interests and plant and equipment, net	418,791	423,879	344,483	256,892	253,004
Investment in Minera Santa Cruz S.A.	110,183	127,814	150,064	162,320	167,107
Other current and long-term assets	5,933	5,046	10,152	6,503	13,093
Total assets	$631,223	$616,941	$592,129	$498,318	$475,085
Current liabilities	$48,795	$36,012	$37,639	$20,581	$22,039
Deferred income and mining tax liability	4,914	6,426	8,430	23,665	26,899
Lease liabilities, long-term	5,018	4,918	81	—	—
Long-term debt	39,516	49,206	—	—	—
Other long‑term liabilities	33,501	34,433	24,706	11,033	7,855
Shareholders’ equity	499,479	485,946	521,273	443,039	418,292
Total liabilities and shareholders’ equity	$631,223	$616,941	$592,129	$498,318	$475,085
(1)	Includes revenue from the sale of gold and silver from the Black Fox mine, part of the Black Fox Complex acquired in October 2017.
(2)	Includes a non-cash expense of $0.7 million and $50.6 million relating to the write-downs of mineral property interests, and property and equipment in 2017 and 2015, respectively. Also includes a non-cash expense of $11.7 million relating to the write-down of our investment in Minera Santa Cruz S.A. in 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018 with a particular emphasis on 2019. For a discussion of our financial condition and results of operations for 2018 compared to 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.

With regard to properties and projects that are not in production, we provide some details of our plan of operation. This section provides information up to the date of filing this report.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document.

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three months ended December 31, 2019 and 2018 and the years ended December 31, 2019, 2018 and 2017 and to our Balance Sheets as of December 31, 2019 and 2018 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 54.

In the fourth quarter of 2019, we implemented a new non-GAAP measure: cash gross profit. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating the Company’s ability to finance its ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by the Guide 7.

The information in this section should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, and December 31, 2018 are abbreviated as Q1/19, Q2/19, Q3/19, Q4/19 and Q4/18, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 75:1 silver to gold ratio for periods up to and including the first quarter of 2019, 88:1 for the second quarter of 2019, 87:1 for the third quarter of 2019, and 85:1 for the fourth quarter of 2019. Beginning with the second quarter of 2019, we have adopted a variable silver:gold ratio for reporting that approximates the average price during each fiscal quarter.

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

2019 AND Q4/19 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2019 are summarized below and discussed further in the Consolidated Financial Performance:

Performance

●	Production of 174,420 gold equivalent ounces in 2019, within our revised guidance range of 169,000-176,000 gold equivalent ounces; production includes 91,654 gold equivalent ounces from the San José mine(1).
●	Q4/19 production of 46,294 gold equivalent ounces, including 24,171 attributable gold equivalent ounces from the San José mine.
●	Sales of 175,470 gold equivalent ounces in 2019, including 90,330 attributable gold equivalent ounces from the San José mine. Q4/19 sales of 46,159 gold equivalent ounces, including 24,049 attributable ounces from the San José mine.

Cash Flow and Results of Operations

●	Cash and cash equivalents of $46.5 million at December 31, 2019; raised $75.0 million (net proceeds of $69.5 million) in two public offerings in 2019.
●	Revenue from sales of $117.0 million in 2019 from the sale of 85,140 gold equivalent ounces from our 100% owned properties; average realized price(2) of $1,403 per gold equivalent ounce.
●	Cash gross profit(2) of $33.7 million in 2019; gross profit of $9.0 million.
●	Net loss of $59.7 million, including $47.3 million spent on exploration and advanced projects.

Exploration and Reserves

●	Completed $37.7 million of exploration drilling and other exploration work in 2019.

●	Completed 699 thousands feet (213 thousands meters) of drilling, with approximately 90% of the drilling in the Black Fox Complex in Timmins and the balance in Nevada around the Gold Bar mine.

●	Results of drilling in Timmins included an upward revision to the Grey Fox resource estimate in Q2/19, adjacent to the Black Fox mine, additional favorable high grade results at Grey Fox and a new mineralized zone identified at the Stock property, the site of our current mill in Timmins, announced during the second half of 2019 and subsequent to December 31, 2019.

●	A review of our Gold Bar mine reserve is ongoing and a downward revision of the reserve estimate is anticipated.

●	In Nevada, exploration resulted in additional mineralization defined at Gold Bar South.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 54.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three months ended December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017:

	Three months ended		Year ended
	December 31(1),		December 31,
	2019	2018	2019	2018	2017
	(in thousands, except per share)
Revenue from gold and silver sales(2)	$32,362	$26,432	$117,019	$128,175	$67,465
Production costs applicable to sales	$(23,848)	$(18,936)	$(83,280)	$(81,014)	$(43,349)
Loss before income and mining taxes	$(26,401)	$(18,868)	$(63,591)	$(47,640)	$(26,003)
Net loss	$(25,132)	$(20,989)	$(59,747)	$(44,870)	$(10,634)
Net loss per share	$(0.07)	$(0.06)	$(0.17)	$(0.13)	$(0.03)
Cash (used in) provided by operating activities	$(17,611)	$1,321	$(39,527)	$487	$(27,646)
Cash additions to mineral property interests and plant and equipment	$2,680	$28,093	$29,707	$81,321	$8,569
(1)	Unaudited.
(2)	Excludes revenue from the San José mine, which is accounted for under the equity method.

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	46.3	40.3	174.4	175.6	152.3
100% owned operations	22.1	16.8	82.7	88.0	60.9
San José mine (49% attributable)	24.2	23.5	91.7	87.6	91.4
Sold - gold equivalent ounces(1)	46.2	45.2	175.4	190.1	145.2
100% owned operations	22.1	22.0	85.1	102.7	53.9
San José mine (49% attributable)	24.1	23.2	90.3	87.4	91.3
Average realized price ($/Au Eq. oz)(2)(3)	$1,487	$1,223	$1,403	$1,277	$1,259
P.M. Fix Gold ($/oz)	$1,481	$1,226	$1,393	$1,268	$1,257
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,009	$858	$949	$789	$804
San José mine (49% attributable)	$826	$817	$867	$851	$839
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,197	$994	$1,251	$952	$981
San José mine (49% attributable)	$1,034	$1,013	$1,140	$1,061	$1,027
Silver : Gold ratio(1)	85:1	75:1	84:1	75:1	75:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 84:1 for 2019 and 75:1 for 2018; 85:1 for Q4/19 and 75:1 for Q4/18. See page 38.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 54.
(3)	On sales from 100% owned operations only, excluding stream.

CONSOLIDATED PERFORMANCE

For the year ended December 31, 2019, we reported a net loss of $59.7 million (or $0.17 per share) compared to $44.9 million in 2018 (or $0.13 per share), with the increase in 2019 reflecting: (i) lower revenues due to fewer gold equivalent ounces sold in 2019 partly offset by a higher average realized gold price in 2019, (ii) higher depreciation and depletion expenses, primarily reflecting the start up of commercial operations at the Gold Bar mine in May 2019 and (iii) higher interest expenses in 2019 related to the interest expense on the long-term debt facility finalized on August 2018. The increase to net loss was partially offset by a gain on sale of investments, a decrease in advanced projects expenses and a decrease in loss from investment in Minera Santa Cruz S.A (“MSC”).

Starting in Q2/19, we adopted a variable silver:gold ratio for reporting gold equivalent ounces produced and sold, which approximates the average market ratio during the period; previously we used a fixed 75:1 silver:gold ratio. The change in the silver:gold ratio primarily impacts gold equivalent ounces produced and sold as well as cash cost and all-in sustaining cost per gold equivalent ounce for the San José mine.

Production for 2019 of 174,420 gold equivalent ounces compared to 175,640 gold equivalent ounces in 2018; using 2018 silver:gold ratio of 75:1, production in 2019 would have been 179,193 or 3,553 gold equivalent ounces higher than in 2018, including our attributable share of production from the San José mine.

Production from our 100% owned mines of 82,766 gold equivalent ounces in 2019 decreased by 5,267 gold equivalent ounces compared to 2018, reflecting lower production at the El Gallo Project and Black Fox mine, partially offset by 30,712 gold equivalent ounces produced at the Gold Bar mine. Production at the El Gallo Project decreased by 22,772 gold equivalent ounces compared to 2018, reflecting the transition to residual leaching during the second quarter of 2018. The decrease in production at the Black Fox mine by 13,207 gold equivalent ounces from 2018 reflects certain temporary operational challenges during the first half of the year, which also impacted access to some high grade stopes expected to be mined in the second half of the year. Our share of the San José mine production of 91,654 gold equivalent ounces in 2019 was 4,047 ounces higher than in 2018; excluding the impact of the change in the silver:gold ratio, the attributable production from the San José mine would have been 8,803 gold equivalent ounces higher than 2018.

Cash gross profit (a non-GAAP measure) of $33.7 million for 2019 decreased by $13.5 million compared to 2018, mainly as the result of the decrease in production and revenue, coupled with higher production costs applicable to sales due to higher costs per ounce. The higher cost per ounce in 2019 reflects the partial replacement of lower cost ounces from the El Gallo Project with ounces from the Gold Bar mine which entered commercial production in late May 2019. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross profit, the nearest GAAP measure.

The Black Fox mine was acquired in October 2017 and contributed $11.6 million and $1.7 million of revenue and gross profit, respectively, in 2017.

CONSOLIDATED FINANCIAL REVIEW

Year ended December 31, 2019 compared to 2018

Revenue from gold and silver sales in 2019 of $117.0 million decreased by 9% compared to 2018. The decrease reflects 17,599 fewer gold equivalent ounces sold from our 100% owned mines in 2019 compared to 2018, partially offset by a higher average realized price ($1,403/oz or $126/oz higher compared to 2018).

The decrease in gold equivalent ounces sold includes 34,846 fewer gold equivalent ounces sold from the El Gallo Project as the operation transitioned to residual leaching in mid 2018, 13,276 fewer gold equivalent ounces sold from the Black Fox mine due to operational issues in 2019, both partially offset by 30,523  gold equivalent ounces sold from the Gold Bar mine (none in 2018).

Production Costs applicable to sales in 2019 increased by 3% to $83.3 million compared to 2018; gold equivalent ounces sold in 2019 were 17% fewer than in 2018 but at a higher cash cost per ounce sold as explained in the “Consolidated Performance” section above.

Depreciation and depletion in 2019 increased by $9.7 million to $24.8, compared to 2018, primarily reflecting the higher depreciation and depletion per ounce sold from the Gold Bar mine which more than offset the impact of fewer ounces sold from the El Gallo Project, which were at a much lower depreciation and depletion per ounce. As the El Gallo Project did not have reserves, there were no mine development expenditures capitalized throughout the life of the mine, which contributed to a much lower carrying value subject to depletion.

Advanced projects of $9.5 million for 2019 decreased by $5.6 million compared to 2018, reflecting the commencement of production activities at the Gold Bar mine in mid February 2019. Advanced projects in 2019 included pre-production spending at the Gold Bar mine up to February 16, 2019, spending on the Fenix project in Mexico, advancing the Froome project in Timmins Ontario and engineering and permit work at the Gold Bar South property in Nevada.

Exploration costs of $37.7 million for 2019 increased by $1.1 million compared to 2018. Exploration significantly ramped up during the second half of 2019 as we increased our efforts in Timmins and Nevada. 2019 spending includes $14.9 million of flow-through qualifying exploration expenditures.

General and administrative expenses of $12.8 million for 2019 increased by $1.7 million, compared to 2018, mainly due to an increase in corporate finance activities.

Loss from investment in MSC of $8.8 million in 2019, decreased by $3.1 million from 2018, reflecting a higher gross profit of $12.1 million due to higher revenues, partially offset by higher exploration expenditures and income and mining tax expense. The increase in revenue primarily reflects a 16% and 11% higher gold and silver price realized, respectively, and 3% higher gold equivalent ounces sold in 2019 compared to 2018.

Revision of estimates and accretion of asset retirement obligations of $3.5 million in 2019 was comparable to 2018, reflecting a slight increase in accretion expense, offset by a decrease in revision of estimates. The increase in accretion is consistent with the overall increase in our asset retirement obligations with the Gold Bar mine now in operations. The decrease in revision of estimates pertains to updated settlement cost and timing assumptions in our closure plans for non-operating assets.

Interest and other finance expense of $6.8 million in 2019 compares to $1.6 million expense in 2018. The change is due primarily to the interest expense on the long-term debt facility finalized on August 10, 2018 ($4.6 million interest expense in 2019 compared to $1.2 million in 2018). Included in interest and other finance expense are interest and other charges associated with the final ruling against the Company in relation to our lawsuit filed in respect of the constitutional validity of the Mexican Tax Reform, which included a 0.5% precious metals royalty applicable to mining companies such as ours.

Other income of $7.1 million for 2019 compares to $1.2 million for 2018. Other income in 2019 includes gains on marketable securities of $5.3 million (2018 – loss of $3.3 million).

Income and mining tax recovery of $3.8 million for 2019 increased by $1.0 million from 2018. The tax recovery for both years resulted from the devaluation of the Argentine peso against the U.S. dollar on the Company’s peso-denominated deferred tax liability and the amortization of the flow-through premium as we incur eligible flow through Canadian exploration expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2019 of $46.5 million increased by $16.1 million from the balance at December 31, 2018. During 2019, we completed two public offerings for gross proceeds of $75.0 million ($69.5 million net proceeds) by issuing 16.1 million and 37.8 million Units, respectively, on March 29 and November 20, 2019 at $1.55 and $1.325 per Unit, respectively. Each Unit consisted of one common share and one-half of one warrant. Each whole warrant allows the holder to purchase one common share at a price of $2.00 and $1.7225, respectively, for the March and November offerings, subject to certain customary adjustments. In addition, we raised $1.9 million from at the market share issuances in the first quarter of 2019.

The increase in cash and cash equivalents at December 31, 2019 reflected cash received from share issuances of $71.4 million, partially offset by investments in mineral property interest and plant and equipment of $29.7 million and cash used in operations of $39.5 million; cash used in operations includes $37.7 million spent in exploration.

Working capital at December 31, 2019 of $43.2 million increased by $19.8 million from December 31, 2018, reflecting the increase in cash and cash equivalents and the build up of gold leach pad inventory at the Gold Bar mine, partially offset by $10.0 million of the long term debt coming due in the next 12 months.

Cash used in operations of $39.5 million in 2019 compared to $0.5 million cash provided by operations in 2018, with the change reflecting in part the build up of gold leach pad inventory at the Gold Bar mine ($23.1 million capitalized on gold leach pad inventory in 2019 compared to $0.1 million in 2018), $13.5 million lower cash gross profit and $3.0 million higher interest payments in 2019, compared to 2018.

Cash used in investing activities of $14.1 million in 2019 decreased significantly compared to $69.3 million in 2018, with the difference primarily due to $51.6 million less spending for mineral property interest and plant and equipment as the construction of the Gold Bar mine was completed in May 2019 and $3.9 million higher proceeds from the sale of investments, partially offset by slightly less dividends received from MSC in 2019.

During 2019, we spent $29.7 million on mineral property and plant and equipment, with the spending mainly related to construction and pre-stripping prior to first production at the Gold Bar mine and underground development at the Black Fox mine. We also received $8.9 million in dividends from MSC and net proceeds of $6.8 million from the sale of marketable securities in 2019.

Financing activities provided $70.0 million in cash in 2019 compared to $60.4 million in 2018, including $71.4 million from share issuances, slightly offset by $1.9 million lease obligations payments. In 2018, we completed a debt issuance for $50.0 million and a flow through financing for net proceeds of $14.1 million (gross proceeds of C$20.0 million or $15.0 million). As at December 31, 2019, we spent the proceeds of the 2018 flow through financing in Canadian eligible exploration expenses.

On October 28, 2019, we amended the terms of the three year term loan facility. The amendment reduces the minimum working capital covenant to $nil at December 31, 2019 and September 30, 2020. The remainder of the agreement remains in full force and effect.

Management believes that our working capital at December 31, 2019, combined with forecasted cash to be generated over the next 12 months, will be sufficient to satisfy our non-discretionary obligations related to our existing mining operations and corporate activities due in the next 12 months. For details of our consolidated contractual obligations as of December 31, 2019, see “Commitments and Contingencies” on page 53.

With respect to the Gold Bar mine, if a significant reduction in cash flow results from changes to the reserve estimate and mine plan, as discussed on page 45, it may be necessary to curtail, defer or suspend operational expenditures, and/or raise capital through various financing methods, which may include incurring debt, issuing equity, and other forms of financing.

Management continues to evaluate exploration, capital and development expenditure requirements to advance Los Azules, Black Fox, Froome and other Timmins projects, Gold Bar and the Fenix Project in Mexico. If the working capital is not sufficient to continue advancing these projects, we may defer these initiatives and other discretionary expenditures and will consider raising capital through various financing methods which may include incurring debt, issuing equity, and other forms of financing.

Furthermore, if we make a positive decision to develop one or more of these initiatives, we will require additional financing.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine (“Gold Bar”) and certain exploration properties. We poured our first gold ingot from Gold Bar on February 16, 2019 and achieved commercial production on May 23, 2019.

Gold Bar mine

The following table sets out operating results for the Gold Bar mine for the three months and year ended December 31, 2019; as the first ingot was poured on February 16, 2019 there are no comparatives for 2018 or 2017:

	Three months ended	Year ended
	December 31, 2019
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	617	1,918
Average grade (gpt Au)	0.58	0.82
Processed mineralized material (t)	722	2,412
Average grade (gpt Au)	0.58	0.81
Gold equivalent ounces:
Produced	9.7	30.7
Sold	10.0	30.5
Revenue from gold and silver sales	$14,906	$43,847
Cash costs(1)	$12,816	$33,614
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,281	$1,101
All‑in sustaining costs(1)	$14,526	$39,139
AISC per ounce ($/Au Eq. oz sold)(1)	$1,452	$1,282
Silver : gold ratio	85 : 1	84 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 54 for additional information.

Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of the mineralized material placed on the leach pads, among other variables. The expected life of mine recovery rate at the Gold Bar mine is estimated at 82% as per Gold Bar’s Feasibility Study.

We produced 30,712 gold equivalent ounces at the Gold Bar mine in 2019. The ramp-up to full production saw delays, which adversely impacted our gold production in the first half of 2019. Less ore was placed onto the heap leach pad than planned, which in turn delayed the application of solution to the ore, and the recovery of gold as a result. Gold Bar saw improvements during Q3/19, achieving several key performance benchmarks for ore production, crushing throughput, and gold production. Gold production in Q4/19 was negatively impacted by lower tonnes mined and lower grades of the mined mineralized material as we transitioned to a new open pit.

With respect to our operational experience at Gold Bar, the majority of material mined during 2019 was from the Cabin Creek pits, which has reconciled positively to our block model for both gold grade (+18%) and contained gold ounces (+8%), but negatively for ore tonnes (-8%). However, the recent transition to mining from the Gold Pick West pit has returned lower ore tonnes, gold grade and contained ounces from the upper benches as compared to the block model. This appears to be due to greater structural control of the mineralization than was previously expected, but which is now exposed in the newly developed pit. In light of the significant differences recently observed between the modeled (expected) and mined (actual) ore tonnage and gold grade from the Gold Pick West pit, the reserve estimate as at December 31, 2018 and the future mine plan is being evaluated. Remodeling of the Gold Pick deposit is underway by third-party engineers and preliminary iterations suggest that a significant reduction in tonnage, an increase in gold grade, and a resulting significant reduction in contained ounces from the 2018 reserve estimate is likely.

The impact on our operations for 2020 is that we expect to place fewer gold ounces than originally planned on the heap leach pad and this will negatively impact our planned production for the year.

We will publish the revised mineral reserve estimate as soon as it is completed, and a new mine plan, if necessary, will be implemented as soon as possible thereafter. At this time, we do not have sufficient information to provide accurate production or cost guidance for 2020.

Production costs applicable to sales was $33.6 million for 2019. Production costs mainly include contractor mining costs, processing costs related to tonnes placed on the heap leach, and site general and administrative costs. Cash cost and AISC per gold equivalent ounce in Q4/19 was negatively impacted by the lower grade of the mineralized material mined.

Exploration Activities – Nevada

In 2019, we spent $7.2 million on target-generating exploration activities in and around the Gold Bar mine. This is compared to the $5.2 million spent on drilling, field mapping and other geochemical reconnaissance work in 2018.

Exploration activities in 2019 focused on targets around the Gold Bar mine, including drilling at the Gold Bar South target to support resource estimation and potential conversion to reserves, and drilling at Pot Canyon to test near surface and deep targets. In addition, we completed a deep core drill hole at Cabin Creek.

Drilling at Gold Bar South has successfully increased confidence in existing resource expected to contribute to Gold Bar mine’s future production. An updated resource estimate will be released in early 2020. Subject to permitting advancing as planned, the mining of Gold Bar South could begin in 2021.

The deep core hole at Pot Canyon was drilled through multiple target zones and returned near-surface gold mineralization and Carlin-type alteration and pathfinder elements at several stratigraphic horizons at depth.

We expect to incur similar drilling expenses at Gold Bar in 2020 as we did in 2019.

Canada Segment

The Canada segment is comprised of the Black Fox Complex, which includes the Black Fox gold mine and the Grey Fox, Stock and Froome advanced-stage exploration projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The Black Fox mine currently has approximately one year of reserves in its mine life. We will continue our near mine exploration efforts with the goal of increasing resources, converting resources to reserves and extending the mine life. Furthermore we expect to continue to advance the development of the Froome underground deposit in 2020 and to be mining and producing from the deposit in 2021.

The following table sets out operating results for the Black Fox mine for the three months ended December 31, 2019 and 2018, and the years ended December 31, 2019, 2018, and 2017. Since the mine was acquired in October 2017, the year ended December 31, 2017 includes only fourth quarter results:

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	69	56	214	256	81
Average grade (gpt Au)	5.00	5.98	5.04	5.84	6.20
Processed mineralized material (t)	80	54	244	263	79
Average grade (gpt Au)	4.50	6.07	4.83	5.58	6.47
Gold equivalent ounces:
Produced	9.9	11.2	35.7	48.9	14.3
Sold	9.7	13.2	37.7	51.0	9.4
Revenue from gold and silver sales	$13,919	$15,581	$50,058	$62,024	$11,620
Cash costs	$7,096	$11,384	$31,121	$43,095	$8,151
Cash cost per ounce ($/Au Eq. oz sold)	$729	$864	$825	$845	$865
All‑in sustaining costs	$9,095	$14,147	$46,192	$57,970	$12,432
AISC per ounce ($/Au Eq. oz sold)	$934	$1,074	$1,225	$1,137	$1,319
Silver : gold ratio	85 : 1	75 : 1	84 : 1	75 : 1	75 : 1

2019 compared to 2018

Production decreased by 13,207 gold equivalent ounces in 2019 compared to 2018. Production for 2019 was impacted by some temporary operational challenges at the mine, including a surface fire at the crushing plant operated by a contractor company in Q1/19, water infiltration into the mine due to an unusually heavy spring run-off in Q2/19, and insufficient working areas related to delays in advancing underground development due to necessary rehabilitation work in Q3/19 and early Q4/19. The water flooding in Q2/19 restricted access to some high-grade stopes in the second half of the year and resulted in a lower average grade mined in 2019 compared to 2018.

Revenue from gold and silver sales decreased in 2019 reflecting fewer ounce sold, a consequence of the operational challenges noted above, partially offset by an increase in average gold price realized in 2019 compared to 2018.

Production costs applicable to sales decreased by $12.0 million or 28% compared to 2018, reflecting a 26% decrease in gold equivalent ounces sold as well as a 2.4% decrease in cash cost per gold equivalent ounce, the latter despite a 14% lower average grade of processed mineralized material in 2019. The decrease in cash cost per gold equivalent ounce in 2019 reflects primarily better cash cost per gold equivalent ounce in Q4/19 (16% lower than in Q4/18 and 15% lower than the first nine months of 2019).

All-in sustaining costs decreased by $11.8 million (or 20%) in 2019, compared to 2018, almost entirely due to lower cash costs of $12 million. All-in sustaining cost per gold equivalent ounce increased by 8% in 2019, compared to 2018, as similar sustaining costs were spread over 26% less gold equivalent ounces sold in 2019.

Exploration Activities – Timmins

We remain focused on our principal exploration goal of cost-effectively discovering and growing gold deposits adjacent to our existing operations to contribute to near-term gold production. We incurred $25.5 million in 2019 for exploration initiatives, compared to $22.0 million in 2018.

Black Fox mine

Our exploration activities during 2019 included: 49,869 feet (15,200 meters) of surface-staged diamond drilling and related sample analysis and geophysical surveys and additional 126,706 feet (38,620 meters) of underground exploration drilling was carried out in 2019 to identify additional resources adjacent to the Black Fox ore body. Potential to increase resource exists on the west extension of the mine which remains a priority drill target for 2020.

Grey Fox project

In 2019, we completed an extensive exploration program which focused on increasing and further defining the Grey Fox resource. We also tested multiple targets mostly located in the Grey Fox area.

Our drill program included 297,671 feet (90,730 meters) of drilling and was designed to assess new structural interpretations, and further delineate and expand known zones of economic gold mineralization. These activities led to an update of Grey Fox’s resource estimation for the 147, Contact, and South gold zones in July 2019. Encouraging gold values, derived from core-sampling of the 147NE, Whiskey Jack, and South Zone targets, led to four announcements of favorable high-grade gold results over the second half of the year.

Stock property

The Stock property is the site of our Stock mill, which currently processes ore from our Black Fox mine. Previously the mill processed ore from the historical underground Stock mine, which produced intermittently from the early 1980s until 2004.

Our 2019 exploration drilling occurred at Stock East, Stock West and below the historic Stock mine along the 2 mile mine trend. The first resource model for Stock East in 2018 was the results of an infill drilling campaign designed to provide increased definition of near surface mineralization. In 2019, a total of 60,879 feet (18,556 meters) of drilling was completed – with significant assay results announced on September 4 and 30, 2019. A mineral resource update is expected by early 2020.

The Stock West mineralized zone was discovered mid-2019. It quickly became a priority target with five drill rigs completing 53,642 feet (16,350 meters) of follow-up drilling by mid-December. Results from our first phase of drilling at Stock West suggest the potential to define a significant new zone of mineralization, with potential economic importance enhanced by this target being located only 2/3 mile from our Stock mill and 1,000 feet (300 meters) west from existing underground workings of the historic Stock mine.

Exploration activities will continue in 2020 including follow-up (step out) and infill drilling to support resource growth and confirmation of new zones of mineralization.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three months ended December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017:

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	—	—	—	823	1,160
Average grade (gpt Au)	—	—	—	1.43	1.77
Processed mineralized material (t)	—	—	—	830	1,399
Average grade (gpt Au)	—	—	—	1.51	2.07
Gold ounces:
Produced	2.5	5.6	16.2	39.0	46.4
Sold	2.4	8.8	16.8	51.6	44.2
Silver ounces:
Produced	2.4	2.5	8.4	9.1	18.6
Sold	1.7	4.6	8.5	13.4	23.7
Gold equivalent ounces:
Produced	2.5	5.6	16.3	39.1	46.7
Sold	2.4	8.9	16.9	51.8	44.5
Revenue from gold and silver sales	$3,537	$10,852	$23,114	$66,151	$55,845
Cash costs(1)	—	$7,552	—	$37,919	$35,198
Cash cost per ounce ($/Au Eq. oz sold)(1)	—	$849	—	$733	$791
All‑in sustaining costs(1)	—	$7,807	—	$39,879	$40,437
AISC per ounce ($/Au Eq. oz sold)(1)	—	$877	—	$771	$909
Silver : gold ratio	85 : 1	75 : 1	84 : 1	75 : 1	75 : 1
(1)	See discussion on “Cash costs and All-in sustaining costs and Cash cost and AISC per gold equivalent ounce”.

Cash costs and All-in-sustaining costs and Cash cost and AISC per gold equivalent ounce

As the El Gallo Project’s gold and silver production and sales are the result of residual leaching activities, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the Project. The economics of residual leaching are measured by incremental revenues exceeding incremental costs; residual leaching is expected to continue as long as incremental revenues exceed incremental costs. Cash costs and all-in sustaining costs include, in addition to current period residual leaching costs, prior-years leach pad inventory costs expensed in the current period, with the latter not relevant on the evaluation of the economics of the residual leaching operations. Residual leaching costs for the year ended December 31, 2019 were $11.6 million, or $688 per gold equivalent ounce.

El Gallo project recoveries

Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of the mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production) to December 31, 2019 including residual heap leaching activities following the cessation of mining activities in the second quarter of 2018, is estimated at 64%.

2019 compared to 2018

Production and revenue decreased in 2019 reflecting the cessation of active mining as the operation moved into residual heap leaching in mid 2018. The decrease in revenue due to decrease in production was partially offset by a higher average realized gold price.

Advanced-Stage Properties – Fenix Project

Mine permitting continued progressing as expected and during Q3/19 we received the environmental permit approval for in-pit tailings storage in the Samaniego pit and the additional approval for the process plant for phase 1, which entails the construction of the Carbon-In-Leach (CIL) mill circuit.

We incurred $2.4 million during 2019 on activities required to advance the Fenix Project. This compares to the $3.7 million we spent during 2018. The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

Potential Sale

In Q1/19, the Board of Directors discussed the potential sale of our Mexican business. At that time, the Fenix Project feasibility study and permitting effort was in progress. The permits for in-pit tailings storage and phase 1 development were received in Q3/19, and work on the feasibility study continues to advance. It has not been determined what, if any, action will be taken with respect to the sale of the Mexican business.

MSC Segment, Argentina

The MSC segment is composed of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017. Also, included at the bottom of the table are certain production, cash costs and all-in sustaining costs figures on a 49% attributable basis, representing our interest on the San José mine.

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	155	144	554	527	527
Average grade (gpt)
Gold	7.0	5.7	6.9	6.5	7.0
Silver	461	405	472	450	483
Processed mineralized material (t)	145	147	544	556	533
Average grade (gpt)
Gold	6.9	6.2	6.8	6.2	6.7
Silver	426	401	443	397	436
Average recovery (%):
Gold	88.8	87.9	88.6	87.2	87.4
Silver	88.4	88.0	88.3	86.8	86.3
Gold ounces:
Produced	28.6	25.7	105.5	96.6	100.5
Sold	27.9	25.3	102.8	95.9	99.6
Silver ounces:
Produced	1,759	1,666	6,846	6,165	6,448
Sold	1,804	1,647	6,846	6,175	6,501
Gold equivalent ounces:
Produced	49.3	47.9	187.0	178.8	186.4
Sold	49.1	47.3	184.3	178.3	186.3
Revenue from gold and silver sales	$74,538	$56,825	$263,887	$213,096	$235,651
Average realized price:
Gold ($/Au oz)	$1,514	$1,274	$1,448	$1,246	$1,264
Silver ($/Ag oz)	$17.95	$14.94	$16.80	$15.16	$16.88
Cash costs	$40,522	$38,614	$159,915	$151,779	$156,347
All‑in sustaining costs	$50,734	$47,895	$210,186	$189,196	$191,438
McEwen Mining—49% basis
Ounces produced:
Gold	14.0	12.6	51.7	47.3	49.2
Silver	862	816	3,354	3,021	3,159
Gold equivalent	24.2	23.5	91.7	87.6	91.4
Cash costs	$19,856	$18,919	$78,358	$74,373	$76,610
Cash cost per ounce ($/Au Eq. oz sold)	$826	$817	$867	$851	$839
All‑in sustaining costs	$24,860	$23,467	$102,991	$92,707	$93,805
AISC per ounce ($/Au Eq. oz sold)	$1,034	$1,013	$1,140	$1,061	$1,027
Silver : gold ratio	85 : 1	75 : 1	84 : 1	75 : 1	75 : 1

The analysis below compares the operating and financial results of MSC on a 100% basis.

2019 compared to 2018

Gold and Silver Production increased by 9% and 11%, respectively, in 2019 compared to 2018, reflecting higher average grades of the processed material and slightly higher recoveries.

Revenue from gold and silver sales increased by 24% in 2019 reflecting more gold and silver ounces sold and higher average realized gold and silver prices (16% and 11%, respectively, higher average gold and silver price in 2019 compared to 2018).

Cash costs increased by $8.1 million or 5% in 2019 compared to 2018, despite comparable tonnes of mineralized material processed. The increase was due primarily to the impact of the export taxes introduced in 2018. All-in sustaining costs for 2019 increased by $21.0 million compared to 2018, due to increased cash costs as well as higher spending in on-site exploration, underground mine capital development and investment in plant and equipment.

Cash cost and All-in sustaining cost per gold equivalent ounce sold were higher for 2019 compared to 2018, reflecting higher cash costs and all-in sustaining costs as noted above partially offset by more ounces sold.

Cash cost and All-in sustaining cost per gold equivalent ounce sold in 2019 were also impacted by the change in the silver:gold ratio starting in the second quarter of 2019. The change from a fixed silver:gold ratio of 75:1, used up to and including March 31, 2019, to the actual average market price, reduced the number of gold equivalent ounces sold by MSC by 9,752 ounces in 2019. Using the fixed silver:gold ratio of 75:1, the cash cost per gold equivalent ounce in 2019 would be $824, or nominally 3% lower than in 2018; AISC per gold equivalent ounce would be $1,083 in 2019, compared to $1,061 in 2018.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC was a loss of $8.8 million in 2019, compared to a loss of $11.9 million in 2018, reflecting a higher gross profit of $12.1 million due to higher revenues, partially offset by higher exploration and income and mining tax expense. The increase in revenue primarily reflects a 16% and 11% higher gold and silver price realized, respectively, and 3% higher gold equivalent ounces sold in 2019 compared to 2018.

In 2019, on a 100% basis, MSC generated a cash gross profit of $104.0 million and incurred $43.7 million of development and other capital expenditures, $10.6 million of exploration spending and $13.1 million of other expenditures, with the latter including primarily foreign exchange losses and financing fees incurred to facilitate dividend repatriations. Current and deferred income taxes at December 31, 2019, include current income taxes payable of $10.4 million. MSC paid $18.1 million of dividends to the joint venture partners ($8.9 million attributable to us).

A summary of the operating results from MSC for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year ended December 31,
	2019	2018	2017
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$263,887	$213,096	$235,650
Production costs applicable to sales	(159,915)	(151,779)	(156,347)
Depreciation and depletion	(69,995)	(52,200)	(48,278)
Gross profit	33,977	9,117	31,025
Exploration	(10,635)	(5,884)	(5,198)
Other expenses(1)	(13,065)	(12,840)	(12,527)
Net income (loss) before tax	$10,277	$(9,607)	$13,300
Current and deferred tax expense	(14,556)	(10,934)	(18,050)
Net loss	$(4,279)	$(20,541)	$(4,750)

Portion attributable to McEwen Mining Inc. (49%)
Net loss	$(2,097)	$(10,065)	$(2,328)
Amortization of fair value increments	(9,448)	(9,730)	(9,632)
Income tax recovery	2,791	7,930	11,916
Loss from investment in MSC, net of amortization	$(8,754)	$(11,865)	$(44)
(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance related expenses.

Changes in our investment in MSC for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Investment in MSC, beginning of period	$127,814	$150,064
Attributable net loss from MSC	(2,097)	(10,065)
Amortization of fair value increments	(9,448)	(9,730)
Income tax recovery	2,791	7,930
Dividend distribution received	(8,877)	(10,385)
Investment in MSC, end of period	$110,183	$127,814

MSC Dividend Distribution (49%)

During 2019, we received $8.9 million in dividends from MSC, compared to $10.4 million in dividends received during 2018. For more details on our Investment in MSC, refer to Note 9 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment, Argentina

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During 2019, work continued on preliminary engineering and developing cost estimates to advance the proposed low altitude all year access route (northern access route). We are also advancing the Los Azules water management plan to evaluate the project operating as a zero discharge development.

The environmental baseline monitoring work continued as well as other works, which were identified as necessary to develop a conforming Environmental Impact Assessment (“EIA”) submission. The environmental work included the geological mapping of the tailings dam design.

In 2020, we expect to complete the environmental studies to gather the requested information to prepare the Environmental Impact Assessment for the next development phase.

The preliminary economic assessment for the Los Azules Project, completed and announced in September 2017, is available on our website at www.mcewenmining.com.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2019 we have the following consolidated contractual obligations:

	Payments due by period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Mining and surface rights	$2,926	$465	$470	$366	$335	$—	$4,562
Reclamation costs(1)	2,548	4,115	4,637	2,279	549	27,637	41,765
Other plant and equipment	1,249	—	—	—	—	—	1,249
Exploration	219	—	—	—	—	—	219
Total	$6,942	$4,580	$5,107	$2,645	$884	$27,637	$47,795
(1)	Amounts presented represent the undiscounted uninflated future payments.

Operating lease obligations include long-term leases covering office space, exploration expenditures, option payments and option payments on properties.

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2019, no liability in excess of our reclamation obligations has been recognized for our surety bonds of $31.6 million.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate the Company’s performance and ability to generate cash flow. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non GAAP measures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally.

The non-GAAP measures are presented for our wholly owned mines and our interest in the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for our minority interest in the San José mine may be found in Item 8. Financial Statements and Supplementary Data, Note 9, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

The presentation of these measures including the minority interest in the San José has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and
●	Other companies in our industry may calculate their cash gross profit, cash costs, cash cost per ounce, all in sustaining costs, all in sustaining cost per ounce, average realized price per ounce, and liquid assets differently than we do, limiting the usefulness as a comparative measure.

Cash Gross Profit

Cash gross profit is a non-GAAP financial measure and does not have any standardized meaning. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit. Cash gross profit is calculated by adding depletion and depreciation to gross profit.

The following tables present a reconciliation of cash gross profit to the most directly comparable GAAP measure, gross profit:

	Three months ended December 31, 2019				Year ended December 31, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands)				(in thousands)
Gross profit (loss)	$(2,334)	$4,072	$(476)	$1,262	$(701)	$5,666	$4,021	$8,986
Add: Depreciation and depletion	4,424	2,751	77	7,252	10,934	13,271	548	24,753
Cash gross profit (loss)	$2,090	$6,823	$(399)	$8,514	$10,233	$18,937	$4,569	$33,739

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
San José mine cash gross profit (49% basis)	(in thousands)		(in thousands)
Gross profit	$6,911	$1,832	$16,648	$4,466	$15,203
Add: Depreciation and depletion	9,757	7,093	34,298	25,578	23,656
Cash gross profit	$16,668	$8,925	$50,946	$30,044	$38,859

	Three months ended December 31, 2018				Year ended December 31, 2018
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands)				(in thousands)
Gross profit (loss)	$—	$(263)	$3,012	$2,749	$—	$5,957	$26,125	$32,082
Add: Depreciation and depletion	—	4,459	288	4,747	—	12,972	2,107	15,079
Cash gross profit	$—	$4,196	$3,300	$7,496	$—	$18,929	$28,232	$47,161

	Year ended December 31, 2017
	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands)
Gross profit	$—	$1,732	$18,348	$20,080
Add: Depreciation and depletion	—	1,737	2,299	4,036
Cash gross profit	$—	$3,469	$20,647	$24,116

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

All-in sustaining costs consist of cash costs (as described above), plus accretion of retirement obligations and amortization of the asset retirement costs related to operating sites, environmental rehabilitation costs for mines with no reserves, sustaining exploration and development costs, sustaining capital expenditures and sustaining lease payments. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. Following is additional information regarding our all-in sustaining costs:

●	Sustaining operating costs represent expenditures incurred at current operations that are considered necessary to maintain current annual production at the mine site and include mine development costs and ongoing replacement of mine equipment and other capital facilities. Sustaining capital costs do not include costs of expanding the project that would result in improved productivity of the existing asset, increased existing capacity or extended useful life.
●	Sustaining exploration and development costs include expenditures incurred to sustain current operations and to replace reserves and/or resources extracted as part of the ongoing production. Exploration activity performed near-mine (brownfield) or new exploration projects (greenfield) are classified as non-sustaining.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo Project results are excluded from this reconciliation for 2019 as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Cash costs and all-in sustaining costs include, in addition to current period residual leaching costs, prior-years leach pad inventory costs expensed in the current period, with the latter not relevant on the evaluation of the residual leaching operations. Residual leaching costs for the year ended December 31, 2019 were $11.6 million or $688 per gold equivalent ounce. Residual leaching is expected to continue as long as incremental revenues exceed incremental costs. For this reason, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the El Gallo Project:

	Three months ended December 31, 2019			Year ended December 31, 2019
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total
	(in thousands, except ounces and per ounce)			(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$12,816	$7,096	$19,912	$33,614	$31,121	$64,735
Mine site reclamation, accretion and amortization	345	108	453	1,205	583	1,788
In‑mine exploration	—	296	296	—	3,726	3,726
Capitalized underground mine development (sustaining)	—	1,268	1,268	—	8,554	8,554
Capital expenditures on plant and equipment (sustaining)	883	246	1,129	2,416	1,856	4,272
Sustaining leases	482	81	563	1,904	352	2,256
All‑in sustaining costs	$14,526	$9,095	$23,621	$39,139	$46,192	$85,331
Ounces sold, including stream (Au Eq. oz)(1)	10,005	9,735	19,740	30,523	37,713	68,236
Cash cost per ounce ($/Au Eq. oz sold)	$1,281	$729	$1,009	$1,101	$825	$949
AISC per ounce ($/Au Eq. oz sold)	$1,452	$934	$1,197	$1,282	$1,225	$1,251
(1)	Total gold equivalent ounces sold for Q4/19 and 2019 is 22,110 and 85,140, respectively, and includes gold equivalent ounces sold from the operating mines of 19,740 and 68,236, as disclosed above, and 2,370 and 16,904 gold equivalent ounces sold from the El Gallo Project for Q4/19 and 2019, respectively.

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
San José mine cash and all-in sustaining costs (49% basis)	(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs	$19,856	$18,919	$78,358	$74,373	$76,610
Mine site reclamation, accretion and amortization	158	161	579	602	653
Site exploration expenses	1,598	674	5,211	2,883	2,547
Capitalized underground mine development (sustaining)	3,517	2,384	13,346	10,622	11,550
Less: Depreciation	(306)	(283)	(1,154)	(899)	(1,450)
Capital expenditures (sustaining)	37	1,612	6,651	5,126	3,895
All-in sustaining costs (49% basis)	$24,860	$23,467	$102,991	$92,707	$93,805
Ounces sold (49% basis) (Au Eq. oz)	24,049	23,157	90,330	87,357	91,296
Cash cost per ounce ($/Au Eq. oz sold)	$826	$817	$867	$851	$839
AISC per ounce ($/Au Eq. oz sold)	$1,034	$1,013	$1,140	$1,061	$1,027

	Three months ended December 31, 2018				Year ended December 31, 2018
	Gold Bar	Black Fox	El Gallo	Total	Gold Bar	Black Fox	El Gallo	Total
	(in thousands, except ounces and per ounce)				(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$—	$11,384	$7,552	$18,936	$—	$43,095	$37,919	$81,014
Mine site reclamation, accretion and amortization	—	175	83	258	—	656	343	999
In‑mine exploration	—	695	1	696	—	2,646	1,446	4,092
Capitalized underground mine development (sustaining)	—	1,184	—	1,184	—	9,546	—	9,546
Capital expenditures on plant and equipment (sustaining)	—	709	171	880	—	2,027	171	2,198
All‑in sustaining costs	$—	$14,147	$7,807	$21,954	$—	$57,970	$39,879	$97,849
Ounces sold, including stream (Au Eq. oz)	—	13,178	8,899	22,077	—	50,989	51,749	102,738
Cash cost per ounce ($/Au Eq. oz sold)	$—	$864	$849	$858	$—	$845	$733	$789
AISC per ounce ($/Au Eq. oz sold)	$—	$1,074	$877	$994	$—	$1,137	$771	$952

	Year ended December 31, 2017
	Gold Bar	Black Fox	El Gallo	Total
	(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$—	$8,151	$35,198	$43,349
Mine site reclamation, accretion and amortization	—	159	325	484
In‑mine exploration	—	636	3,975	4,611
Capitalized underground mine development (sustaining)	—	148	—	148
Capital expenditures on plant and equipment (sustaining)	—	3,338	939	4,277
All‑in sustaining costs	$—	$12,432	$40,437	$52,869
Ounces sold, including stream (Au Eq. oz)	—	9,422	44,490	53,912
Cash cost per ounce ($/Au Eq. oz sold)	$—	$865	$791	$804
AISC per ounce ($/Au Eq. oz sold)	$—	$1,319	$909	$981

Average realized prices

The term average realized price per ounce used in this report is also a non-GAAP financial measure. We prepare this measure to evaluate our performance against market (London P.M. Fix). Average realized price is calculated as gross sales of gold and silver, less streaming revenue, divided by the number of net ounces sold in the period, less ounces sold under the streaming agreement

The following table reconciles this non-GAAP measure to the most directly comparable U.S. GAAP measure, revenue from gold and silver sales. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
	(in thousands, except ounces and per ounce)
Average realized price - 100% owned
Revenue from gold and silver sales	$32,362	$26,433	$117,019	$128,175	$67,465
Less: revenue from gold sales, stream	309	448	1,540	2,190	281
Revenue from gold and silver sales, excluding stream	$32,053	$25,985	$115,479	$125,985	$67,184
Gold equivalent ounces sold	22,110	22,077	85,140	102,738	53,912
Less: gold ounces sold, stream	561	823	2,806	4,067	528
Gold equivalent ounces sold, excluding stream	21,549	21,254	82,334	98,671	53,384
Average realized price per Au Eq. oz sold, excluding stream	$1,487	$1,223	$1,403	$1,277	$1,259

	Three months ended		Year ended
	December 31,		December 31,
	2019	2018	2019	2018	2017
Average realized price - San José mine (49% basis)	(in thousands, except ounces and per ounce)
Gold sales	$20,659	$15,786	$72,955	$58,562	$61,684
Silver sales	15,865	12,058	56,349	45,855	53,785
Gold and silver sales	$36,524	$27,844	$129,304	$104,417	$115,469
Gold ounces sold	13,649	12,394	50,384	47,016	48,821
Silver ounces sold	883,997	807,241	3,354,316	3,025,632	3,185,687
Gold equivalent ounces sold	24,049	23,157	90,330	87,357	91,296
Average realized price per gold ounce sold	$1,514	$1,274	$1,448	$1,246	$1,264
Average realized price per silver ounce sold	$17.95	$14.94	$16.80	$15.16	$16.88
Average realized price per gold equivalent ounce sold	$1,519	$1,202	$1,431	$1,195	$1,265

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$46,452	$15,756
Restricted cash	-	14,685
Investments	1,885	3,131
Precious Metals valued at market value (1)(2)	1,329	4,242
Total liquid assets	$49,666	$37,814
(1)	As at December 31, 2019 and 2018 we held 877 and 3,317 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,515 and $1,279 per ounce, respectively.
(2)	Precious metals valued at cost equals $1,038 and 3,421, respectively.

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

We believe that significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; the fair value of equity investments and asset groups used in impairment testing; recoverable gold in leach pad inventory; current and long-term inventory and mine development capitalization costs; the collectability of value added taxes receivable; fair values of assets and liabilities acquired in business combinations; reserves; valuation allowances for deferred tax assets; income and mining tax provisions and reserves for contingencies and litigation. There are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements. In the section below we identify estimates critical to the understanding of our financial condition and results of operations and that require the application of significant management judgment.

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

Fair value of equity investments: The Company’s investments in marketable equity securities and warrants are measured at fair value at each period end with changes in fair value recognized in net (loss) income in the Statement of Operations in accordance with ASU 2016-01.

Impairment of Long-lived Assets: The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value.

For asset groups where an impairment loss is determined using the undiscounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment. The Company’s estimates of future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

Currently the resource and reserve estimate at the Gold Bar mine is being evaluated in light of significant differences recently observed between modeled and mined ore tonnage and gold grade from the Gold Pick West pit. Preliminary iterations suggest that a significant reduction in tonnage, an increase in gold grade, and a resulting significant reduction in contained ounces from the existing reserve estimate is likely. The results of this evaluation will directly impact our estimates of future cash flows, which may affect the value of our long-lived assets.

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, cost and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties;
●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and
●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Included among the forward-looking statements and information which we may provide is production guidance. On an annual basis, we develop a consolidated budget, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

●	gold and silver price forecasts;
●	average gold and silver grade mined, using a resource model;
●	average grade processed by the crushing facility (Gold Bar) or milling facility (San José mine and Black Fox mine);
●	expected tonnes moved and strip ratios;
●	available stockpile material (grades, tonnes, and accessibility);
●	estimates of in process inventory (either on the leach pad or plant for the El Gallo Project and Gold Bar, or in the mill facility for the San José mine and the Black Fox mine);
●	estimated leach recovery rates and leach cycle times (the El Gallo Project and Gold Bar);
●	estimated mill recovery rates (San José mine and Black Fox mine);
●	dilution of material processed;
●	internal and contractor equipment and labor availability; and
●	seasonal weather patterns.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other “Risk Factors” section in this report and the following:

●	our ability to raise funds required for the execution of our business strategy;
●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
●	decisions of foreign countries, banks and courts within those countries;
●	unexpected changes in business, economic, and political conditions;
●	operating results of MSC;
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;
●	timing and amount of mine production;

●	our ability to retain and attract key personnel;
●	technological changes in the mining industry;
●	changes in operating, exploration or overhead costs;
●	access and availability of materials, equipment, supplies, labor and supervision, power and water;
●	results of current and future exploration activities;
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
●	changes in our business strategy;
●	interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	the uncertainty of reserve estimates and timing of development expenditures;
●	litigation or regulatory investigations and procedures affecting us;
●	local and community impacts and issues including criminal activity and violent crimes;
●	accidents, public health issues, and labor disputes;
●	our continued listing on a public exchange;
●	uncertainty relating to title to mineral properties; and
●	changes in relationships with the local communities in the areas in which we operate.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. As noted in the graph below, during 2019 the Argentine peso devalued 37% compared to devaluations of 53% and 17% in 2018 and 2017 respectively. During 2019, the Mexican peso strengthened 5% against the US dollar, compared to a decrease in value of 5% in 2018 and an increase in value of 7% in 2017.

During 2019, the Canadian dollar increased in value by 2%, compared to a decrease in value of 5% and an increase in value of 4% in 2018 and 2017, respectively.

The following table illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2019:

Currency Exchange Rate Performance Against U.S. Dollar
110.0%
105.0%
100.0%
95.0%
90.0%
85.0%
80.0%
75.0%
70.0%
65.0%
60.0%
55.0%
50.0%
45.0%
Dec-18
Jan-19
Feb-19
Mar-19
Apr-19
May-19
Jun-19
Jul-19
Aug-19
Sep-19
Oct-19
Nov-19
Dec-19
Argentina Peso
Mexican Peso
Canadian Dollar

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. We hold minor portions of our cash reserves in non-U.S. dollar currencies.

Based on our Canadian cash balance of $1.9 million (C$2.4 million) at December 31, 2019, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2019, our VAT receivable balance was 13,328,449 Mexican pesos, equivalent to approximately $0.7 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $117.0 million for the year ended December 31, 2019, a 10% change in the price of gold and silver would have had an impact of approximately $11.7 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At December 31, 2019, we had no gold or silver sales subject to final pricing.  Decreases in the market price of gold or silver can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to net realizable value.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of December 31, 2019, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.7 million as at December 31, 2019.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2019, we have surety bonds of $31.6 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

Report on Internal Control over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on Internal Control over Financial Reporting

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McEwen Mining Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toronto, Canada

March 16, 2020

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2019	2018	2017
Revenue from gold and silver sales	$117,019	$128,175	$67,465
Production costs applicable to sales	(83,280)	(81,014)	(43,349)
Depreciation and depletion	(24,753)	(15,079)	(4,036)
Gross profit	8,986	32,082	20,080

OTHER OPERATING EXPENSES:
Advanced projects	(9,520)	(15,063)	(11,129)
Exploration	(37,744)	(36,576)	(18,624)
General and administrative	(12,785)	(11,125)	(12,344)
Loss from investment in Minera Santa Cruz S.A. (note 9)	(8,754)	(11,865)	(44)
Depreciation	(566)	(1,178)	(1,453)
Revision of estimates and accretion of asset retirement obligations (note 12)	(3,531)	(3,464)	(2,061)
Impairment of property and equipment (note 8)	—	—	(711)
	(72,900)	(79,271)	(46,366)
Operating loss	(63,914)	(47,189)	(26,286)

OTHER INCOME (EXPENSE):
Interest and other finance expense, net	(6,817)	(1,619)	(938)
Other income (note 4)	7,140	1,168	1,221
Total other income (expense)	323	(451)	283
Loss before income and mining taxes	(63,591)	(47,640)	(26,003)
Income and mining tax recovery (note 19)	3,844	2,770	15,369
Net loss	$(59,747)	$(44,870)	$(10,634)

OTHER COMPREHENSIVE (LOSS) INCOME:
Reclassification of unrealized gain on marketable equity securities disposed of during the period, net of taxes	$—	$—	$(840)
Other-than-temporary impairment on marketable equity securities	—	—	356
Unrealized gain on marketable equity securities, net of taxes	—	—	1,818
Comprehensive (loss)	$(59,747)	$(44,870)	$(9,300)

Net loss per share (note 14):
Basic and Diluted	$(0.17)	$(0.13)	$(0.03)
Weighted average common shares outstanding (thousands) (note 14):
Basic and Diluted	361,845	337,297	313,887

Shareholders' distribution declared per common share (note 13)	$—	$0.010	$0.010

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$46,452	$15,756
Investments (note 5)	1,885	3,131
Receivables and other current assets (note 6)	5,265	3,765
Inventories (note 7)	38,376	22,039
Restricted cash (note 18)	—	14,685
Total current assets	91,978	59,376
Mineral property interests and plant and equipment, net (note 8)	418,791	423,879
Investment in Minera Santa Cruz S.A. (note 9)	110,183	127,814
Inventories, long-term (note 7)	9,603	4,591
Other assets	668	1,281
TOTAL ASSETS	$631,223	$616,941

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,070	$30,817
Flow-through share premium (note 13)	—	2,950
Long-term debt, current portion (note 11)	5,000	—
Long-term debt to related party, current portion (note 11)	5,000	—
Lease liabilities, current portion (note 10)	2,115	1,511
Asset retirement obligation, current portion (note 12)	2,610	734
Total current liabilities	48,795	36,012
Lease liabilities, long-term (note 10)	5,018	4,918
Long-term debt (note 11)	19,758	24,603
Long-term debt to related party (note 11)	19,758	24,603
Asset retirement obligation, long-term (note 12)	29,591	28,668
Other liabilities	3,910	5,765
Deferred income and mining tax liability (note 19)	4,914	6,426
Total liabilities	$131,744	$130,995

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 400,339 as of December 31, 2019 and 344,560 as of December 31, 2018 issued and outstanding (in thousands) (note 13)	$1,530,702	$1,457,422
Accumulated deficit	(1,031,223)	(971,476)
Total shareholders’ equity	499,479	485,946
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$631,223	$616,941

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: note 17

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars and shares)

	Common Stock		Accumulated
	and Additional		Other
	Paid-in Capital		Comprehensive		Accumulated
	Shares	Amount	(Loss) Income		Deficit	Total
Balance, December 31, 2016	299,570	$1,360,345		$1,666	$(918,972)	$443,039
Stock-based compensation	—	1,311		—	—	1,311
Common stock issued in connection with the acquisition of Lexam VG Gold	12,687	38,141		—	—	38,141
Units issued for cash, net of share issue costs	20,700	43,220		—	—	43,220
Sale of flow-through common stock	4,000	7,799		—	—	7,799
Exercise of stock options	94	122		—	—	122
Shareholder distributions	—	(3,059)		—	—	(3,059)
Other-than-temporary impairment on marketable equity securities	—	—		356	—	356
Reclassification of unrealized gain on marketable securities disposed of during the period, net of taxes	—	—		(840)	—	(840)
Unrealized gain on available-for-sale securities, net of taxes	—	—		1,818	—	1,818
Net loss	—	—		—	(10,634)	(10,634)
Balance, December 31, 2017	337,051	$1,447,879		$3,000	$(929,606)	$521,273
Adoption of ASU 2016-01 (note 2)	—	—		(3,000)	3,000	—
Balance, December 31, 2017	337,051	$1,447,879		$—	$(926,606)	$521,273
Stock-based compensation	—	269		—	—	269
Sale of flow-through common stock	6,634	11,145		—	—	11,145
Exercise of stock options	182	192		—	—	192
Shareholder distribution	—	(3,372)		—	—	(3,372)
Sale of common stock for cash	515	918		—	—	918
Common stock issued for acquisition of mineral property interests	178	391		—	—	391
Net loss	—	—	—	—	(44,870)	(44,870)
Balance, December 31, 2018	344,560	$1,457,422		$—	$(971,476)	$485,946
Stock-based compensation	—	694		—	—	694
Exercise of stock options	535	544		—	—	544
Units issued for cash, net of share issue costs	53,880	69,467		—	—	69,467
Sale of common stock for cash	1,010	1,851		—	—	1,851
Common stock issued for acquisition of mineral property interests	354	724		—	—	724
Net loss	—	—		—	(59,747)	(59,747)
Balance, December 31, 2019	400,339	$1,530,702		$—	$(1,031,223)	$499,479

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	2019	2018	2017
Cash flows from operating activities:
Net loss	$(59,747)	$(44,870)	$(10,634)
Adjustments to reconcile net loss from operating activities:
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 9)	8,754	11,865	44
(Gain) loss on investments (note 5)	(5,259)	3,324	(257)
Loss (gain) on disposal of fixed assets	96	77	(11)
Income and mining tax recovery	(3,844)	(2,770)	(15,675)
Stock-based compensation (note 13)	694	269	1,309
Revision of estimates and accretion of asset retirement obligations (note 12)	3,531	3,464	2,061
Unrealized foreign exchange loss (gain) and adjustment to estimate (note 12)	919	(1,903)	1,008
Depreciation and amortization	25,543	16,425	6,576
Impairment of property and equipment (note 8)	—	—	711
Change in non-cash working capital items:
(Increase) decrease in other assets related to operations	(17,484)	20,896	(13,701)
Increase (decrease) in liabilities related to operations	7,270	(6,290)	923
Cash (used in) provided by operating activities	$(39,527)	$487	$(27,646)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(29,707)	$(81,321)	$(8,569)
Proceeds from disposal of property and equipment	—	84	33
Investment in marketable equity securities (note 5)	—	(1,384)	—
Proceeds from sale of investments (note 5)	6,769	2,895	2,155
Dividends received from Minera Santa Cruz S.A. (note 9)	8,877	10,385	12,212
Acquisition of Lexam VG Gold, net of cash and cash equivalents acquired (note 22)	—	—	(840)
Acquisition of Black Fox, net of cash and cash equivalents acquired (note 22)	—	—	(27,251)
Cash used in investing activities	$(14,061)	$(69,341)	$(22,260)

Cash flows from financing activities:
Proceeds from sale of units, net of share issue costs (note 13)	$69,467	$—	$43,222
Sale of flow-through common stock, net of share issue costs (note 13)	—	14,095	9,443
Proceeds of loan from related party (note 11 and note 15)	—	25,000	—
Proceeds of loan (note 11)	—	25,000	—
Debt issuance costs and lender fees (note 11)	—	(908)	—
Proceeds of at-the-market common stock issuance (note 13)	1,851	918	—
Proceeds of exercise of stock options (note 13)	544	192	121
Payment of finance lease obligations	(1,855)	(485)	—
Shareholders' distribution (note 13)	—	(3,372)	(3,059)
Cash provided by financing activities	$70,007	$60,440	$49,727
Effect of exchange rate change on cash and cash equivalents	(408)	1,750	(108)
Increase (decrease) in cash, cash equivalents and restricted cash	16,011	(6,664)	(287)
Cash, cash equivalents and restricted cash, beginning of period	30,489	37,153	37,440
Cash, cash equivalents and restricted cash, end of period (note 18)	$46,500	$30,489	$37,153

Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest paid	$(5,218)	$(1,923)	$—
Interest received	133	372	501

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

The Company operates in the United States, Canada, Mexico and Argentina. The Company owns a 100% interest in the Gold Bar mine in Nevada, the Black Fox gold mine in  Ontario, Canada, the El Gallo Project in Sinaloa, Mexico, the Fenix silver-gold project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina.  It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investment and asset groups used in impairment testing; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of value added taxes receivable; fair values of assets and liabilities acquired in business combinations; reserves; valuation allowances for deferred tax assets; income and mining tax provisions and reserves for contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ significantly from these estimates.

References to “C$” refer to Canadian currency.

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method, as described in Investments, below.

Cash and Cash Equivalents and Restricted Cash:

The Company considers cash in banks, deposits in transit, and highly liquid term deposits with original maturities of three months or less to be cash and cash equivalents. Because of the short maturity of these instruments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in long-term assets, except for flow-through share proceeds which appear as a separate line under current assets. Proceeds from flow-through shares issued are recorded as restricted cash and remain restricted until utilized to fund exploration activities.

Investments:

The Company accounts for investments over which the Company exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC Topic 323, Investments – Equity Method and Joint Ventures. Under the equity method, the Company’s investment is initially recognized at cost in the Consolidated Balance Sheet and subsequently increased or decreased to recognize the Company's share of income and losses of the investee, dividends received from the investee and for impairment losses after the initial recognition date. The Company's

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

share of income and losses of the investee and impairment losses are recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income (“Statement of Operations”) during the period. Refer to Impairment of Long-lived Assets for the Company’s policy on impairment.

The Company’s investments in marketable equity securities and warrants are measured at fair value at each period end with changes in fair value recognized in net (loss) income in the Statement of Operations in accordance with ASU 2016-01. The Company adopted ASU 2016-01 prospectively effective January 1, 2018. Previously, the Company had classified the marketable equity securities as available-for-sale securities and recorded them at fair value at each period end based upon quoted market prices with changes in fair value recorded in the Accumulated Other Comprehensive (Loss) Income (“OCI”). Upon the sale of the securities or if there was an other-than-temporary decline in fair value below cost, the gain and losses were transferred from OCI to the Statements of Operations. Upon adoption, unrealized accumulated gains on marketable securities of $3.0 million were transferred from OCI to Accumulated Deficit (see Consolidated Statements of Changes in Shareholders’ Equity).

Value Added Taxes Receivable:

In Mexico and Canada, value added taxes (“VAT” and “HST”, respectively) are assessed on purchases of materials and services and sales of products.  Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.  With the exception of MSC, in Argentina the Company expenses all VAT as their recoverability is uncertain.

Stockpiles, Material on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies:  Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies (collectively, “Inventories”) are accounted for using the weighted average cost method and are carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to a saleable form. Write-downs of Inventories resulting from net realizable value impairments are reported as a component of production costs applicable to sales. The current portion of Inventories is determined based on the expected amounts to be processed and/or recovered within the next twelve months, with the remaining portion, if any, classified as long-term.

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

Mineralized material on leach pads is the material that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the mineralized material over a period of time. Costs are attributed to the mineralized material on leach pads based on current mining costs incurred up to the point of placing the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads (measured tonnes added to the leach pads), the grade of mineralized material placed on the leach pads (based on assay data) and a recovery percentage.

The quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored, and the engineering estimates are refined based on actual results over time.

In-process inventories represent materials that are currently in the process of being converted to a saleable product.  In-process material is measured based on assays of the material from the various stages of processing.  Costs are allocated to

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Materials and supplies inventories are comprised of chemicals, reagents, spare parts and consumable parts used in operating and other activities. Cost includes applicable taxes and freight.

Proven and Probable Reserves:

The definition of proven and probable reserves is set forth in Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

Mineral Property Interests, Plant and Equipment and Mine Development Costs:

Mineral property interests: Mineral property interest represent capitalized expenditures related to the exploration and development of mineral properties and expenditures arising from property acquisitions. The amount capitalized for an acquired mineral property represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination.

Development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines (“pre-stripping”) and building of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are charged to net income (loss) in the year incurred as Exploration or Advanced Projects until proven and probable reserves as defined by Guide 7 have been defined, after which they are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately to each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

During the production phase of a mine, costs incurred that provide access to reserves and resources that will be produced in future periods that would not have otherwise been accessible are capitalized and included in the carrying amount of the related mineral property interest.

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information, providing greater definition of the ore body or converting non-reserve mineralization to proven and probable reserves and the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred as Exploration or Advanced Projects. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable reserves.  However, drilling costs specifically incurred for the purpose of operational ore control during the production stage rather than obtaining additional information on the ore body are expensed and allocated to inventory costs and then included as a component of production costs applicable to sales as the revenue from the sale of inventory occurs.

Mineral property interests are amortized upon commencement of production on a unit-of-production basis over proven and probable reserves, as defined by Guide 7. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs are charged to expense based on the most

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

appropriate method, which includes straight-line method and units-of-production method over the estimated useful life of the mine, as determined by internal mine plans.

Plant and Equipment: For properties where the Company established proven and probable reserves as defined by Guide 7, expenditures for plant and equipment and expenditures that extend the useful lives of existing plant and equipment are capitalized and recorded at cost. The cost capitalized for plant and equipment includes borrowing costs incurred that are attributable to qualifying plant and equipment. Plant and equipment are depreciated using the straight-line method over the estimated productive life of the asset.

For properties where the Company did not establish proven and probable reserves as defined by Guide 7, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred, unless the equipment have alternative uses or significant salvage value in which case the equipment is capitalized at cost.

Construction-in-progress (“CIP”) costs: Assets under construction are capitalized as construction-in-progress until the asset is available for its intended use, at which point costs are transferred to the appropriate category of plant and equipment or mineral property interest and amortized. The cost of construction-in-progress comprises the purchase price of the asset and any costs directly attributable to bringing it into working condition for its intended use.

Impairment of Long-Lived Assets:

The Company reviews and evaluates its long-lived assets for impairment at a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. For the purpose of recognition and measurement of impairment, the Company groups its long-lived assets by specific mine or project, as this represents the lowest level for which identifiable cash flows exist.

For asset groups where an impairment loss is determined using the undiscounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment. The Company’s estimates of future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

Currently the resource and reserve estimate at the Gold Bar mine is being evaluated in light of significant differences recently observed between modeled and mined ore tonnage and gold grade from the Gold Pick West Pit. Preliminary iterations suggest that a significant reduction in tonnage, an increase in gold grade, and a resulting significant reduction in contained ounces from the existing reserve estimate is likely. The results of this evaluation will directly impact our estimates of future cash flows, which may affect the value of our long-lived assets.

For asset groups where the Company is unable to determine a reliable estimate of future net cash flows, the Company adopts a market approach to estimate fair value by using a combination of observed market value per square mile and observed market value per ounce or pound of mineral material based on comparable transactions.

Asset Retirement Obligation (“ARO”), Reclamation and Remediation Costs:

Provisions for environmental rehabilitation are made in respect of the estimated future costs of closure and restoration and rehabilitation costs (which include the dismantling and demolition of infrastructure, removal of residual materials and remediation of disturbed areas) in the accounting period when the related environmental disturbance occurs. The associated asset retirement costs, including periodic adjustments, if any, are capitalized as part of the carrying amount of the long-

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

lived asset when proven or probable reserves exist or if they relate to an acquired mineral property interest; otherwise the costs are charged to the Statement of Operations. Periodic accretion is recorded to ARO and charged to operations.

The fair value of an ARO is measured by discounting the expected cash flows adjusted for inflation, using a credit-adjusted risk free rate of interest. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate and credit risk.

Lease Accounting:

Contracts entered into are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842, adopted by the Company effective January 1, 2019 (see “Recently Adopted Accounting Pronouncements”). If a contract is determined to contain a lease, the Company will include lease payments (the lease liability) and the right-of-use asset (“ROU”) representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets. Lease liabilities are disclosed as a distinct line item within the Consolidated Balance Sheets, whereas, the ROU asset is included in mineral property interests and plant and equipment.  Related depreciation and amortization expense and interest expense for finance leases, and rent expense for operating leases is recorded within the Statement of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has elected to account for non-lease components as part of the lease component to which they relate.

Operating and ROU asset balances and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The Company utilizes the incremental borrowing rate (“IBR”) in determining the present value of the future lease payments. IBR represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Each lease’s IBR is determined by using the average bond yield ratings for comparable companies.

Revenue Recognition:

Revenue consists of proceeds received and expected to be received for the Company’s principal products, gold and silver. Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract, usually upon delivery of the product. Product pricing is determined under the sales agreements which are referenced against active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold. Gold and silver doré produced from the San José mine is sold at the prevailing spot market price based on the London A.M. fix, while concentrates are sold at the prevailing spot market price based on either the London P.M. fix or average of the London A.M. and London P.M. fix depending on the sales contract. Concentrates are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price of the precious metal content at the relevant quotation point stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

In addition to selling refined bullion at spot, the Company has doré purchase agreements in place with financial institutions and refineries. Under the agreements, the Company has the option to sell approximately 90% of the gold and silver contained in doré bars prior to the completion of refining by the third party refiner. Revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing outturn, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser. There is no judgement involved in revenue recognition as revenue is recognized when payment has been made by the purchaser and the product has been delivered.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Flow-Through Shares:

Current Canadian tax legislation permits mining entities to issue flow-through shares to investors by which the deductions for tax purposes related to resource exploration and evaluation expenditures may be claimed by investors instead of the entity, subject to a renouncement process. Under ASC 740, proceeds from the issuance of flow-through shares are allocated first to the common stock based on the underlying quoted price of shares and the residual amount is allocated to the sale of tax benefits, classified as a liability. As the Company incurs qualifying exploration and evaluation expenditures to fulfill its obligation, the liability is drawn down and the sale of tax benefits is recognized in the Statement of Operations as a reduction of deferred tax expense.

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

Per Share Amounts:

Basic income or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income or loss per share reflects the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. Only those instruments that result in a reduction in income per share are included in the calculation of diluted (loss) income per share.

Loans and Borrowings:

Borrowings are recognized initially at fair value, net of financing costs incurred, and subsequently measured at amortized cost. Any difference between the amounts originally received and the redemption value of the debt is recognized in the Statements of Operations over the period to maturity using the effective interest method. Borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset (i.e. an asset that necessarily takes a substantial period of time to get ready for its intended use or sale) are capitalized as part of the cost of the asset. All other borrowing costs are expensed in the period they occur.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Fair Value of Financial Instruments:

Fair value accounting, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

Recently Adopted Accounting Pronouncements

Leases – ASC 842: From 2016 to 2019, the FASB issued multiple ASUs regarding the new ASC 842. The ASUs outline amendments and updates to ASC 842, which provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee is required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. Adoption of this ASC was completed by the Company on January 1, 2019 under a modified retrospective transition method with certain practical expedients. The adoption of ASC 842 did not result in significant changes to the financial statements.

Practical expedients and elections under ASUs and ASC 842 made by the Company are as follows:

ASU 2018-11: This update permitted an entity to elect an optional transitional practical expedient to continue to apply ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption of ASC 842. Under this optional practical expedient, the Company applied the transition provisions on January 1, 2019 (the date of adoption) rather than January 1, 2017 (the beginning of the earliest comparative period presented); first reporting under the new standard was for the first quarter of 2019.  Upon adoption of ASC 842, the Company recognized a nominal cumulative-effect adjustment to the opening accumulated deficit balance.

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

Easements practical expedient – which permits an entity to elect an optional transitional practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of ASC 842 that were not previously accounted for as leases under ASC 840. The Company opted to elect this transitional provision and as a result did not evaluate any of its land agreements.

Short term election – which permits an entity to elect not to apply lease accounting to leases that are not greater than twelve months. The Company elected this short term election.

Non-lease component election – which permits lessees to elect to account for non-lease components as part of the lease component to which they relate; an election made by class of underlying asset. The Company opted to make this election.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The adoption of ASC 842 resulted in an increase in the Company’s recorded assets and liabilities and a nominal cumulative-effect adjustment to the opening accumulated deficit balance (see Note 10 Lease Liabilities).

Recently Issued Accounting Pronouncements

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements, however it does not believe that the adoption will have a material impact on the Company’s financial statements or disclosures.

Income Taxes: In December 2019, FASB issued ASU 2019-12 “Income Taxes (Topic 740).” ASU 2019-12 simplifies the accounting for income taxes by reducing complexity in accounting standards. The update to the accounting standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious metals in the United States, Canada, Mexico and Argentina. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

The CODM reviews segment (loss) income, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects, and exploration costs, for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

The Canada segment includes assets and liabilities of Black Fox Complex and Lexam VG Gold Inc. (“Lexam”), acquired on August 25, 2017 and April 26, 2017, respectively, since the date of acquisition (Note 22). All of the assets acquired are located in Timmins, Ontario, Canada and are managed together as a single operating segment by the CODM. The composition of segments reflects the distinct economic characteristic of each mine/project.

During 2019, the El Gallo Project incurred $11.6 million of operating expenditures, of which $3.4 million is capitalized to inventory as at December 31, 2019, resulting in $8.2 million being included in production cost applicable to sales. The remaining balance of production costs applicable to sales of $10.3 million corresponds to opening leach pad inventory costs that are included as production costs applicable to sales.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Year ended December 31, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$43,847	$50,058	$23,114	$—	$—	$117,019
Production costs applicable to sales	(33,614)	(31,121)	(18,545)	—	—	(83,280)
Depreciation and depletion	(10,934)	(13,271)	(548)	—	—	(24,753)
Gross profit	(701)	5,666	4,021	—	—	8,986

Advanced projects	(649)	(1,636)	(7,235)	—	—	(9,520)
Exploration	(8,554)	(25,779)	—	—	(3,411)	(37,744)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(8,754)	—	(8,754)
Segment loss	$(9,904)	$(21,749)	$(3,214)	$(8,754)	$(3,411)	$(47,032)
General and Administrative and other						(16,559)
Loss before income and mining taxes						$(63,591)

Capital expenditures	$18,806	$11,464	$—	$—	$—	$30,270

Year ended December 31, 2018	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$62,024	$66,151	$—	$—	$128,175
Production costs applicable to sales	—	(43,095)	(37,919)	—	—	(81,014)
Depreciation and depletion	—	(12,972)	(2,107)	—	—	(15,079)
Gross profit	—	5,957	26,125	—	—	32,082

Advanced projects	(7,959)	—	(7,104)	—	—	(15,063)
Exploration	(5,174)	(22,032)	(2,241)	—	(7,129)	(36,576)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(11,865)	—	(11,865)
Segment (loss) income	$(13,133)	$(16,075)	$16,780	$(11,865)	$(7,129)	$(31,422)
General and Administrative and other						(16,218)
Loss before income and mining taxes						$(47,640)

Capital expenditures	$84,713	$12,584	$171	$—	$—	$97,468

Year ended December 31, 2017	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$11,620	$55,845	$—	$—	$67,465
Production costs applicable to sales	—	(8,151)	(35,198)	—	—	(43,349)
Depreciation and depletion	—	(1,737)	(2,299)	—	—	(4,036)
Gross profit	—	1,732	18,348	—	—	20,080

Advanced projects	(6,686)	—	(4,443)	—	—	(11,129)
Exploration	(2,132)	(1,661)	(5,610)	—	(9,221)	(18,624)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(44)	—	(44)
Impairment of mineral property interests and property and equipment	—	—	(711)	—	—	(711)
Segment (loss) income	$(8,818)	$71	$7,584	$(44)	$(9,221)	$(10,428)
General and Administrative and other						(15,575)
Loss before income and mining taxes						$(26,003)

Capital expenditures	$6,271	$4,301	$939	$—	$—	$11,511

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Geographic information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Long-lived Assets		Revenue(1)
	December 31,	December 31,	Year ended December 31,
	2019	2018	2019	2018	2017
USA	$135,854	$127,617	$43,847	$—	$—
Canada	77,147	84,119	50,058	62,024	11,620
Mexico	23,551	26,524	23,114	66,151	55,845
Argentina(2)	302,598	319,305	—	—	—
Total consolidated (3)	$539,150	$557,565	$117,019	$128,175	$67,465
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $110.2 million as of December 31, 2019 (December 31, 2018 - $127.8 million).
(3)	Total excludes $1.0 million related to the Company’s ROU office lease asset as the business activities related to corporate are not considered to be a party of the operating segments.

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2019, 2018 and 2017, sales to Bank of Nova Scotia were $103.6 million (89%), $123.5 million (96%), and $65.9 million (94%), respectively, of total gold and silver sales.

NOTE 4 OTHER INCOME

The following is a summary of other income (expense) for the years ended December 31, 2019, 2018, and 2017:

	Year ended December 31,
	2019	2018	2017
Unrealized and realized gain (loss) on investments (note 5)	$5,259	$(3,324)	$257
Foreign currency gain	1,697	3,922	694
Other income, net	184	570	270
Total other income	$7,140	$1,168	$1,221

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 5 INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly-traded companies.

The following is a summary of the activity in investments for the years ended December 31, 2019 and 2018:

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain (loss) on	December 31,
	2018	period	securities sold	period	securities held	2019
Marketable equity securities	$2,718	$2,314	$3,396	$(7,279)	$736	$1,885
Warrants	413	—	1,127	(1,540)	—	—
Investments	$3,131	$2,314	$4,523	$(8,819)	$736	$1,885

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain (loss) on	December 31,
	2017	period	securities sold	period	securities held	2018
Marketable equity securities	$6,404	$1,882	$(767)	$(2,895)	$(1,906)	$2,718
Warrants	1,567	201	—	(704)	(651)	413
Investments	$7,971	$2,083	$(767)	$(3,599)	$(2,557)	$3,131

During the years ended December 31, 2019, 2018 and 2017, the Company sold marketable equity securities for $6.8 million, $2.9 million and $2.2 million, respectively.

As of December 31, 2019, the cost of the marketable equity securities was $1.3 million (December 31, 2018 – cost of marketable equity securities and warrants was $2.9 million).

The Company maintained a portfolio of warrants in equity interests of publicly-traded companies for investment purposes which are not used in any hedging activities. The Company recorded warrants at fair value using the Black-Scholes option pricing model. As the warrants met the definition of derivative instruments, gains or losses arising from their revaluation are recorded in the Statement of Operations. During the year ended December 31, 2019, the Company exercised all of its warrants and transferred the balance to marketable equity securities.

NOTE 6 RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets as at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Government sales tax receivable	$2,658	$2,079
Other current assets	2,607	1,686
Receivables and other current assets	$5,265	$3,765

Government sales tax receivable includes $0.7 million of Mexican VAT at December 31, 2019 (December 31, 2018 – $1.1 million). The Company collected $2.2 million of VAT during the year ended December 31, 2019 (December 31, 2018 and 2017 – $8.3 million and $5.9 million, respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 7 INVENTORIES

Inventories at December 31, 2019 and 2018 consist of the following:

	December 31, 2019	December 31, 2018
Material on leach pads	$37,328	$14,961
In-process inventory	3,847	3,446
Stockpiles	1,384	1,272
Precious metals	1,038	3,421
Materials and supplies	4,382	3,530
Inventories	$47,979	$26,630
Current portion	38,376	22,039
Long-term portion	$9,603	$4,591

During the year ended December 31, 2019, the Company recorded a write-down of $1.7 million in the Statement of Operations (year ended December 31, 2018 - $nil).

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Mineral property interests, cost	$339,374	$326,086
Less: accumulated depletion	(28,154)	(16,941)
Mineral property interests, carrying value	$311,220	$309,145

Plant and equipment, cost
Land	$8,746	$8,699
Construction in progress	2,961	74,643
Plant and equipment	133,014	49,578
Subtotal	$144,721	$132,920
Less: accumulated depreciation	(37,150)	(18,186)
Plant and equipment, carrying value	$107,571	$114,734

Mineral property interests and plant and equipment, carrying value	$418,791	$423,879

Plant and equipment at December 31, 2019 includes $1.4 million of capitalized interest related to the Gold Bar mine (December 31, 2018 – $0.8 million). On February 16, 2019, first production occurred at the Gold Bar mine and related construction-in-progress costs were transferred into the appropriate category of plant and equipment and amortized.  As at December 31, 2018, the Gold Bar project construction-in-progress included expenditures incurred for the construction of the heap leach, ADR, and crusher facilities as well as expenditures for mobilization, design and engineering among others.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Mineral property interest carrying value at December 31, 2019 and 2018 includes the following:

Name of Property/Complex	State/Province	Country	2019	2018
Black Fox Complex	Ontario	Canada	$14,627	$16,365
Lexam	Ontario	Canada	41,595	41,595
Los Azules Copper Project	San Juan	Argentina	191,490	191,490
Tonkin Properties	Nevada	United States	4,833	4,833
Gold Bar Project	Nevada	United States	48,492	44,131
Battle Mountain Complex	Nevada	United States	785	785
El Gallo Project	Sinaloa	Mexico	3,591	4,139
Fenix Project Properties	Sinaloa	Mexico	5,807	5,807
Total mineral property interests			$311,220	$309,145

Black Fox and Gold Bar mineral property interest are depleted based on the units of production method from production commencement date over the proven and probable reserves.

The El Gallo Project is depleted and depreciated using the straight line or units-of-production method over the stated mine life, as the project does not have proven and probable reserves compliant with Guide 7.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. No triggering events were identified for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the Company recorded an impairment charge of $0.7 million against certain construction-in-progress equipment relating to the Fenix Project.

NOTE 9 INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) - SAN JOSÉ MINE

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A summary of the operating results of MSC for the year ended December 31, 2019, 2018, and 2017 is as follows:

	Year ended December 31,
	2019	2018	2017
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$263,887	$213,096	$235,650
Production costs applicable to sales	(159,915)	(151,779)	(156,347)
Depreciation and depletion	(69,995)	(52,200)	(48,278)
Gross profit	33,977	9,117	31,025
Exploration	(10,635)	(5,884)	(5,198)
Other expenses(1)	(13,065)	(12,840)	(12,527)
Net income (loss) before tax	$10,277	$(9,607)	$13,300
Current and deferred tax expense	(14,556)	(10,934)	(18,050)
Net loss	$(4,279)	$(20,541)	$(4,750)

Portion attributable to McEwen Mining Inc. (49%)
Net loss	$(2,097)	$(10,065)	$(2,328)
Amortization of fair value increments	(9,448)	(9,730)	(9,632)
Income tax recovery	2,791	7,930	11,916
Loss from investment in MSC, net of amortization	$(8,754)	$(11,865)	$(44)
(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance related expenses.

The loss from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the periods. On December 29, 2017, the Senate of Argentina passed a significant tax reform to the Country’s tax system, with the corporate tax rates changing from 35% to 25% by 2020; as a result, in 2017 the Company recorded a $5.6 million deferred tax recovery.  In December 2019, the Argentina government approved a decree delaying the corporate tax rate to drop from 30% to 25% to the end of 2021.

Changes in the Company’s investment in MSC for the year ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Investment in MSC, beginning of period	$127,814	$150,064
Attributable net loss from MSC	(2,097)	(10,065)
Amortization of fair value increments	(9,448)	(9,730)
Income tax recovery	2,791	7,930
Dividend distribution received	(8,877)	(10,385)
Investment in MSC, end of period	$110,183	$127,814

A summary of the key assets and liabilities of MSC as at December 31, 2019, before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at December 31, 2019	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$82,660	$444	$83,104
Total assets	180,832	119,707	300,539

Current liabilities	$(39,381)	$—	$(39,381)
Total liabilities	(69,438)	(6,238)	(75,676)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 10 LEASE LIABILITIES

On January 1, 2019, the Company adopted ASC 842, “Leases,” under a modified retrospective transition method and recorded a nominal cumulative-effect adjustment to the opening accumulated deficit balance. The Company’s lease obligations include equipment, vehicles and office space. Leased assets are included in plant and equipment (Note 8). The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at December 31, 2019 and 2018 are as follows:

	Total discounted lease liabilities
	December 31, 2019	December 31, 2018
Finance leases	$6,229	$6,429
Operating lease	904	—
Lease liabilities	$7,133	$6,429
Current portion	(2,115)	(1,511)
Long-term portion	$5,018	$4,918

Lease liabilities at December 31, 2019 are recorded using a weighted average discount rate of 8.73% and 7.28%, respectively, for operating and finance leases and have average remaining lease terms of five years and three years, respectively.

During the year ended December 31, 2019, the Company recorded $1.8 million in interest and other finance costs related to leases. A breakdown of the lease related costs for the year ended December 31, 2019 are as follows:

Year ended December 31,
2019
Finance leases:
Amortization of ROU assets	$1,123
Interest expense	517
Total	$1,640

Operating lease:
Rent expense	$193

Future minimum undiscounted lease payments as at December 31, 2019 are as follows:

	Payments due by period
	2020	2021	2022	2023	2024	Total
Operating lease obligation	$226	$230	$232	$237	$158	$1,083
Finance lease obligations	2,340	2,385	2,081	105	—	6,911
Total future minimum lease payments	$2,566	$2,615	$2,313	$342	$158	$7,994
Less: Imputed interest						(861)
Total						7,133

NOTE 11 LONG-TERM DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp. (“RoyCap”), as administrative agent, and the lenders party thereto (“Lenders”). An affiliate of Robert McEwen, Chairman and Chief Executive Officer and the beneficial owner of 23% of the Company’s common stock, contributed $25.0 million of the $50.0 million total term loan. The term loan was raised to finance construction of the Gold Bar mine in Nevada and for general corporate purposes.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The loan bears interest at 9.75% per annum with interest due monthly and is secured by a lien on certain of the Company’s and its subsidiaries’ assets. Scheduled payments on the loan are as follows: $2.0 million monthly payments starting in August 2020 for twelve months and a final $26.0 million payment on August 10, 2021. The term loan can be retired in full or in part any time during the first two years upon payment of the outstanding principal and accrued interest plus a fee linked to the remaining life of the loan, and during the third year upon payment of the remaining principal and accrued interest plus a fee equal to 3% of the remaining principal.

The Company incurred $0.9 million in debt issuance costs in connection with the loan, which have been included in the carrying amount of the loan. The loan was recorded at $49.1 million at initial recognition (fair value, net of debt issuance costs) and is subsequently measured at amortized cost using the effective interest method, with the movements for the year ended December 31, 2019 and 2018 as below:

	December 31, 2019	December 31, 2018
Balance, initial recognition	$—	$49,092
Balance, beginning of year	49,206	—
Interest expense	5,185	2,037
Interest payments	(4,875)	(1,923)
Balance, end of year	$49,516	$49,206
Current portion	(10,000)	—
Long-term portion	$39,516	$49,206

The long-term and current portion at December 31, 2019 and 2018 are equally split between debt to related party and third parties.  During the year ended December 31, 2019 and 2018, interest expense of $0.6 million and $0.8 million, respectively, was capitalized in plant and equipment for Gold Bar mine (Note 8). The scheduled remaining minimum interest payments are $4.7 million in 2020 and $2.0 million in 2021.

The Credit Agreement underlying the term loan contains affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. The agreement contains restrictions on the payment of certain distributions to shareholders (see Note 13 Shareholders’ Equity-Shareholder Distributions). The covenants also require the Company to maintain minimum consolidated working capital of $10.0 million and consolidated shareholders’ equity of $120.0 million at the end of each fiscal quarter. On October 28, 2019, the Company amended the terms of the loan facility. The amendment reduces the minimum working capital covenant to $nil at December 31, 2019 and September 30, 2020. The remainder of the agreement remains in full force and effect.

NOTE 12 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada, and the El Gallo Project in Mexico.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Asset retirement obligation liability, beginning balance	$29,402	$24,722
Settlements	(513)	(392)
Accretion of liability	1,680	1,205
Adjustment reflecting updated estimates	1,012	5,024
Foreign exchange revaluation	620	(1,157)
Asset retirement obligation liability, ending balance	$32,201	$29,402
Current portion	(2,610)	(734)
Long-term portion	$29,591	$28,668

The adjustment reflecting updated estimates during the year ended December 31, 2019 includes a reduction of $5.3 million for the estimated environmental obligations for the Black Fox mine and an increase of $4.2 million for the estimated environmental obligations for the Gold Bar mine. The reduction in the estimated liability for Black Fox mine reflects the approval obtained from the Ministry of Energy, Northern Development and Mines, of Ontario, Canada for the amended environmental closure plan filed during the period.  The increase for the Gold Bar mine liability is the result of additional disturbances during the year (December 31, 2018 - an additional $3.7 million related to disturbances).

Reclamation expense in the Statement of Operations includes adjustments for updates in reclamation liability for properties that do not have reserves in compliance with Guide 7 and reclamation accretion for all properties is as follows:

The Company’s reclamation expenses consisted of the following:
	Year ended December 31,
	2019	2018	2017
Reclamation adjustment reflecting updated estimates	$1,851	$2,259	$1,426
Reclamation accretion	1,680	1,205	635
Total	$3,531	$3,464	$2,061

NOTE 13 SHAREHOLDERS’ EQUITY

Equity Issuances

November 2019 Offering

On November 20, 2019 (the “November Offering”), the Company issued 37,750,000 Units at $1.325 per Unit, for net proceeds of $46.6 million (net of issuance costs of $3.5 million). Each Unit consisted of one share of common stock and one-half of one warrant. Each whole warrant is exercisable at any time for one share of common stock of the Company at a price of $1.7225, subject to customary adjustments, expiring five years from the date of issuance.  The warrants provide for cashless exercise under certain conditions. The warrants under the November Offering are listed for trading on an over the counter market.

The Company concluded that both common stock and warrants are equity-linked financial instruments and should be accounted for permanently in the shareholders’ equity section in the Consolidated Balance Sheets, with no requirement to subsequently revalue any of the instruments. Of the net proceeds of $46.6 million, $37.3 million was allocated to common stock and $9.3 million was allocated to warrants based on their relative fair value at issuance.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The Company used the Black-Scholes pricing model to determine the fair value of warrants issued in connection with the November Offering using the following assumptions:

November 20, 2019
Risk-free interest rate	1.55%
Dividend yield	0.00%
Volatility factor of the expected market price of common stock	60%
Weighted-average expected life	5 years
Weighted-average grant date fair value	$0.52

All 21,706,250 warrants under the November Offering remain outstanding and unexercised as at December 31, 2019.

March 2019 Offering

On March 29, 2019, the Company issued 16,129,032 Units at $1.55 per Unit, for net proceeds of $22.9 million (net of issuance costs of $2.1 million).  These Units include 1,935,484 Subscription Receipt Units approved for issuance on May 23, 2019 issued to certain of its executive officers, directors, employees and consultants. Each Unit consisted of one share of common stock and one-half of one warrant. Each whole warrant is exercisable at any time for one share of common stock at a price of $2.00, subject to customary adjustments, expiring three years from the date of issuance. The warrants provide for cashless exercise under certain conditions. The warrants under the March Offering are not listed for trading.

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

The Company used the Black-Scholes pricing model to determine the fair value of warrants issued in connection with the March Offering using the following assumptions:

Issued on:	March 29, 2019	May 23, 2019
Risk-free interest rate	2.30%	2.14%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market price of common stock	50%	45%
Weighted-average expected life	3 years	3 years
Weighted-average grant date fair value	$0.43	$0.22

All 8,064,516 warrants under the March Offering remain outstanding and unexercised as at December 31, 2019.

Flow-Through Shares and Restricted Cash

On December 20, 2018, the Company issued 6,634,000 flow-through shares of common stock within the meaning of subsection 66(15) of the Income Tax Act (Canada) priced at $2.24 per share for total proceeds of $14.9 million (C$20.0 million). On December 19, 2017, the Company issued 4,000,000 flow-through shares of common stock priced at $2.50 per share for total proceeds of $10.0 million (C$12.9 million). The purpose of both offerings was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common stock.

The Company was required to spend flow-through share proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada) and accordingly recorded the proceeds as restricted cash.  The Company spent the entire proceeds from the 2018 issuance and 2017 issuance as of December 31, 2019 and December 31, 2018, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Net proceeds from the 2018 issuance of $14.1 million were allocated as $11.1 million to common stock and $3.0 million to flow-through premium liability (2017 issuance - $9.4 million of net proceeds allocated as $7.8 million to common stock and $1.6 million to flow-through premium liability).  The proceeds from the 2018 and 2017 flow-through offerings have been spent by the end of 2019 and 2018, respectively.  The corresponding flow-through premium liabilities have been amortized and recorded in income and mining tax recovery on the Statement of Operations.

At-the-Market (“ATM”) Offering

Pursuant to an equity distribution agreement dated November 8, 2018, the Company was permitted to offer and sell from time to time shares of its common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the three months ended March 31, 2019, the Company issued an aggregate of 1,010,545 shares of common stock for proceeds of $1.9 million (year ended December 31, 2018 – the Company issued an aggregate of 514,897 shares of common stock for gross and net proceeds of approximately $0.9 million). The Company terminated the agreement on March 13, 2019.

Shares Issued for Acquisition of Mineral Property Interests

During the year ended December 31, 2019, the Company issued a total of 353,570 shares of common stock for the acquisition of mineral interests adjacent to Gold Bar (year ended December 31, 2018 - issued 178,321 shares of common stock in exchange for the acquisition of mineral property interests adjacent to the Black Fox Complex).

Issuances Related to 2017 Acquisitions

The Company issued 12,687,035 shares of common stock as part of the Lexam acquisition completed on April 26, 2017. See Note 22 Acquisitions.

September 2017 Offering

On September 22, 2017, the Company issued 20,700,000 shares of common stock and 10,350,000 warrants in a public offering for net proceeds of $43.2 million, after deducting issuance costs of $3.4 million. Each share of common stock sold entitled the holder to receive half a warrant, and each whole warrant entitled the holder to purchase one share of common stock at a price of $2.70.  All warrants expired unexercised on September 28, 2018.

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

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.  The number of shares of common stock reserved for issuance thereunder is 17.5 million shares, including shares

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code (the “Code”), which provide potential tax benefits to the recipients compared to non-qualified options. At December 31, 2019, 4,221,023 awards were authorized and available for issuance under the Plan (December 31, 2018 – 5,776,483 awards).

During the year ended December 31, 2019, 535,000 shares of common stock (December 31, 2018 – 171,000) were issued upon exercise of stock options under the Plan, at a weighted average exercise price of $1.02 (2018 – $1.02) per share for proceeds of $0.5 million (2018 – $0.2 million).

Shareholder Distributions

During the year ended December 31, 2019 the Company did not make any shareholder distributions.

During the year ended December 31, 2018, the Company paid two semi-annual distributions to shareholders totaling $0.01 (year ended December 31, 2017, distributions totaling $0.01) per share of common stock, for a total distribution of $3.4 million (December 31, 2017 – $3.1 million). These distributions were treated as dividends for tax purposes.

Pursuant to the term loan facility dated August 10, 2018 (Note 11), the Company is limited on the distributions it is authorized to declare and pay. The Company may declare and pay distributions in any fiscal year that do not exceed the amount of dividends per share made in the fiscal year ended December 31, 2017 ($0.01 per share).

Stock-Based Compensation

The following table summarizes information about stock options outstanding under the Plan at December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(in thousands, except per share and year data)
Balance at December 31, 2016	4,720	$2.41	3.4	$4,388
Granted	338	2.99	—	—
Exercised	(94)	1.30	—	87
Forfeited	(37)	4.28	—	—
Expired	(21)	5.00	—	—
Balance at December 31, 2017	4,906	$2.45	2.6	$2,564
Granted	375	1.90	—	—
Exercised	(171)	1.02	—	195
Forfeited	(405)	3.99	—	—
Expired	(462)	2.27	—	—
Balance at December 31, 2018	4,243	$2.33	2.0	$1,475
Granted	3,050	1.73	—	—
Exercised	(535)	1.01	—	419
Forfeited	(700)	2.56	—	—
Expired	(789)	2.90	—	—
Balance at December 31, 2019	5,269	$2.00	3.0	$364
Exercisable at December 31, 2019	2,234	$2.27	1.2	$364

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted at or above market value of the common stock as of the date of the grant.  During the year ended December 31, 2019, the Company granted stock options to certain employees and directors for an aggregate of 3.1 million shares of common stock (2018 – 0.4 million, 2017 – 0.3 million) at a weighted average exercise price of $1.73 per share (2018 – $1.90, 2017 – $2.99). The options vest equally over a three-year period if the individuals remain affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of five years from the date of grant.

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2019	2018	2017
Risk-free interest rate	1.45% to 1.87%	2.67% to 2.89%	1.46% to 1.60%
Dividend yield	0.00%	0.36% to 0.53%	0.31% to 0.36%
Volatility factor of the expected market price of common stock	58%	63% to 64%	72% to 74%
Weighted-average expected life of option	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	$1.73	$1.90	$2.99

During the year ended December 31, 2019, the Company recorded stock option expense of $0.7 million (2018 – $0.3 million, 2017 – $1.3 million) while the corresponding fair value of awards vesting in the period was $0.4 million (2018 – $0.7 million and 2017 – $1.3 million).

At December 31, 2019, there was $1.0 million (2018 – $0.4 million, 2017 - $0.7 million) of unrecognized compensation expense related to 3.0 million (2018 – 0.7 million, 2017 – 1.5 million) unvested stock options outstanding.  This cost is expected to be recognized over a weighted-average period of approximately 1.5 years (2018 – 1.4 years, 2017 – 1.3 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2019, for the Company’s Plan and the replacement options from the acquisition of Lexam (Note 22):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands, except per share amounts)
Non-vested, beginning of year	691	$1.28
Granted	3,050	$0.58
Cancelled/Forfeited	(402)	$0.74
Vested	(304)	$1.44
Non-vested, end of year	3,035	$0.64

NOTE 14 NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing the net income or (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments. Diluted net income per share is calculated using the treasury stock method. In applying the treasury stock method, employee stock options with an exercise price greater than the average quoted market price of the common shares for the period outstanding are not included in the calculation of diluted net income per share as the impact is anti-dilutive.  Potentially dilutive instruments are not considered in calculating the diluted loss per share, as their effect would be anti-dilutive.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net (loss) per share for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(amounts in thousands, unless otherwise noted)
Net loss	$(59,747)	$(44,870)	$(10,634)

Weighted average common shares outstanding:	361,845	337,297	313,887
Diluted shares outstanding:	361,845	337,297	313,887

Net loss per share - basic and diluted	$(0.17)	$(0.13)	$(0.03)

For the years ended December 31, 2019, 2018 and 2017, all outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share, as the Company was in a loss position, all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

In 2019, warrants to purchase 29,770,766 shares of common stock at prices of $1.72 and $2.00 were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive (2018 – nil warrants, 2017 – warrants to purchase 10,350,000 shares at a price of $2.70).

NOTE 15 RELATED PARTY TRANSACTIONS

The Company incurred the following expense in respect to the related parties outlined below during the periods presented:

	Year ended December 31,
	2019	2018	2017
Lexam L.P.	$133	$91	$152
REVlaw	188	266	330

The Company has the following outstanding accounts payable (receivable) balance in respect to the related parties outlined below:

	December 31, 2019	December 31, 2018
REVlaw	$22	$32

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

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen participated as a lender in the $50.0 million senior secured three-year term loan facility, by providing $25.0 million of the total $50.0 million Term Loan. During the year ended December 31, 2019, the Company paid $2.4 million (year ended December 31, 2018 - $1.0 million) in interest to this affiliate. The payments to Mr. McEwen are on the same terms as the non-affiliated lender (Note 11).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis.

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2019 and 2018, as reported in the Consolidated Balance Sheets:

	Fair value as at December 31, 2019			Fair value as at December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,885	$—	$1,885	$2,718	$—	$2,718
Warrants	—	—	—	—	413	413
Total investments	$1,885	$—	$1,885	$2,718	$413	$3,131

The Company's investments mainly consist of marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

Furthermore, as noted in Note 5 Investments, the Company’s investments also include warrants to purchase common stock of certain extractive industry companies. Since these warrants are not traded on an active market, they are valued using the Black-Scholes option pricing model, and classified within Level 2 of the fair value hierarchy. The main inputs used in the valuation of the warrants are volatility, interest rate, dividend yield and exercise price of the instruments.

The Company does not have any Level 3 financial assets or liabilities.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

Long-term debt is recorded at a carrying value of $49.5 million at December 31, 2019 (December 31, 2018 - $49.2 million) and is assumed to approximate its fair value due to the Company recently having acquired the debt.

NOTE 17 COMMITMENTS AND CONTINGENCIES

Commitments

In addition to commitments for payments on operating and finance leases (Note 10) and the repayment of long-term debt (Note 11), the following are minimum commitments as at December 31, 2019, and related payments due over the following five years:

	Payments due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Mining and surface rights	2,926	465	470	366	335	—	4,562
Reclamation costs(1)	2,548	4,115	4,637	2,279	549	27,637	41,765
Other plant and equipment	1,249	—	—	—	—	—	1,249
Exploration	219	—	—	—	—	—	219
Total	$6,942	$4,580	$5,107	$2,645	$884	$27,637	$47,795
(1)	Amounts presented represent the undiscounted uninflated future payments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. These bonding obligations are satisfied by surety bonds, as discussed below. Pursuant to the requirements imposed by the United States Bureau of Land Management (“BLM”), the Company has Nevada obligations of $20.1 million which primarily pertains to the Tonkin and Gold Bar properties. Under Canadian regulations, the Company has bonding obligations of $11.5 million (C$14.9 million) with respect to the Black Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Timmins properties acquired from Lexam; the $0.1 million is recorded as restricted cash in Other assets (Note 18).

Surety Bonds

As at December 31, 2019, the Company has a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $11.5 million (C$14.9 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2% and no deposit requirements. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, if any, from certain claims.  The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% at the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $551 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year December 31, 2019, the Company recorded revenue of $1.5 million (2018 – $2.2 million) related to the gold stream sales.

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

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 18 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$46,452	$15,756
Restricted cash (note 13)	—	14,685
Restricted cash included in other assets	48	48
Total cash, cash equivalents, and restricted cash	$46,500	$30,489

NOTE 19 INCOME AND MINING TAXES

The Company’s deferred income and mining tax benefit consisted of:

	2019	2018	2017
United States	$2,420	$2,185	$10,349
Foreign	1,424	585	5,020
Deferred tax benefit	$3,844	$2,770	$15,369

The Company’s net loss before income and mining tax consisted of:

	2019	2018	2017
United States	$(22,319)	$(27,001)	$(19,913)
Foreign	(41,272)	(20,639)	(6,090)
Loss before income and mining taxes	$(63,591)	$(47,640)	$(26,003)

A reconciliation of the tax provision for 2019, 2018 and 2017 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is computed as follows:

Expected tax recovery at	2019	2018	2017
Loss before income and mining taxes	$(63,591)	$(47,640)	$(26,003)
Statutory tax rate	21%	21%	35%
US Federal and State tax expense at statutory rate	(13,354)	(10,004)	(9,101)
Reconciling items:
Equity pickup in MSC	2,626	2,966	(16)
Deferred foreign income inclusion	598	5,963	21,002
Realized flow-through expenditures	3,150	2,100	—
Realized flow-through premium	(2,954)	(1,675)	—
Foreign tax credits	—	—	(16,628)
Tax rate changes	976	—	28,048
Adjustment for foreign tax rates	(200)	40	115
Other permanent differences	8,540	4,419	(1,761)
Unrealized foreign exchange rate (loss)/gain	(1,095)	(6,935)	2,469
NOL expires and revisions	810	(120)	(2,806)
Valuation allowance	(2,941)	476	(36,691)
Income and mining tax recovery	$(3,844)	$(2,770)	$(15,369)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2019 and 2018 respectively are presented below:

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$57,667	$55,515
Mineral Properties	60,299	62,345
Other temporary differences	14,356	15,198
Total gross deferred tax assets	132,322	133,058
Less: valuation allowance	(121,212)	(124,153)
Net deferred tax assets	$11,110	$8,905
Deferred tax liabilities:
Acquired mineral property interests	(16,024)	(15,331)
Total deferred tax liabilities	$(16,024)	$(15,331)
Deferred income and mining tax liability	$(4,914)	$(6,426)

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2019, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The change in valuation allowance of approximately $2.9 million primarily reflects the impact of the Argentina peso devaluation and Argentina tax inflationary adjustments.

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of period	Additions(a)	Deductions(b)	Balance at end of period
2019	$124,153	$2,104	$(5,045)	$121,212
2018	123,648	12,232	(11,727)	124,153
2017	111,621	51,220	(39,193)	123,648
(a)	The additions to valuation allowance mainly results from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.
(b)	The reductions to valuation allowance mainly results from release of valuation allowance, expiration of the Company’s tax attributes, foreign exchange reductions of tax attributes in Canada, Mexico and Argentina and inflationary adjustments to tax attributes in Argentina.

As at December 31, 2019 and 2018, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Net-operating losses	$129,409	2020-2039
Mexico	Net-operating losses	34,876	2020-2029
Canada(a)	Net-operating losses	36,692	2020-2039
Argentina(a)	Net-operating losses	41,922	2020-2024
(a)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups, and therefore, may be restricted in use to specific projects.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2016 to 2019

Canada: 2012 to 2019

Mexico: 2015 to 2019

Argentina: 2015 to 2019

On December 22, 2017 the US Tax Cuts and Jobs Act (the “Act”) was enacted. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

In 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The impact of this re-measurement was $28.0 million.

As at December 31, 2018, the Company completed the accounting for the transition tax corresponding to the 2017 tax year. Proposed regulations under Section 965 of the Internal Revenue Code, issued during the third quarter of 2018, limited the use of certain foreign tax credits which would have redeemed the one-time transition tax. The Company’s foreign tax credits originating from MSC are captured under the proposed regulation changes. As a result of the proposed changes, the Company reported in its 2017 US tax return, $13.6 million of taxable income. The taxable income was offset by the use of net-operating losses.

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

NOTE 20 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2019 and 2018.

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$15,583	$36,383	$32,691	$32,362
Gross profit	1,429	4,677	1,619	1,261
Net (loss)	(10,136)	(13,014)	(11,465)	(25,132)
Net (loss) per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	345,497	346,998	362,175	378,543

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$41,041	$33,806	$26,896	$26,432
Gross profit	14,228	9,092	6,013	2,749
Net (loss)	(5,211)	(5,380)	(13,290)	(20,989)
Net (loss) per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	337,062	337,087	337,278	337,936

NOTE 21 COMPARATIVE FIGURES

Certain amounts in prior years have been reclassified to conform to the current year’s presentation. Reclassified amounts were not material to the financial statements and relate to the presentation of Other Operating Expenses. Advanced projects in the Statement of Operations includes mine development costs, property holding and general and administrative costs associated with advanced stage projects. Exploration in the Statement of Operations includes exploration expenses, property holding and general and administrative costs associated with exploration stage projects. General and Administrative in the Statement of Operations include corporate (head office) general and administrative costs.

NOTE 22 ACQUISITIONS

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

December 31, 2019

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

There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 29, 2020.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in this Item 11 is incorporated by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in this Item 12 is incorporated by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190)
4.1+	Description of Capital Stock
4.2

Form of Warrant issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190)

4.3

Form of Warrant issued by the Company in connection with March 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 4.1, File No. 001-33190)

10.1*

Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190)

10.2*	Form of Stock Option Agreement for executives of the Company (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 11, 2016, Exhibit 10.3, File No. 001-33190)
10.3

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.4*

Employment Agreement between the Company and Donald Brown dated August 8, 2016 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on February 21, 2018, Exhibit 10.7, File No. 001-33190)

10.5*

Employment Agreement between the Company and Sylvain Guerard effective April 17, 2017 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019, Exhibit 10.5, File No. 001-33190)

10.6*

Employment Agreement between the Company and Chris Stewart dated October 10, 2018 (incorporated by reference from the Current Report on Form 8-K/A filed with the SEC on October 12, 2018, Exhibit 10.1, File No. 001-33190)

10.7*

Employment Agreement between the Company and Xavier Ochoa dated September 2, 2016 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on September 12, 2016, Exhibit 10.1, File No. 001-33190)

10.8*

English summary of an Agreement between Andes Corporacion Minera S.A and Xavier Ochoa dated September 6, 2016 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on September 12, 2016, Exhibit 10.2, File No. 001-33190)

10.9.1

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190)

10.9.2	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)
10.9.3	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)
10.9.4	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.9.5	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
10.10

Credit Agreement among the Company, Royal Capital Management Corp., as administrative agent, and the Lenders named therein dated August 10, 2018 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 16, 2018, Exhibit 10.1, File No. 001-033190)

10.11

First Amendment, dated October 28, 2019, to Credit Agreement dated August 10, 2018 among the Company, Royal Capital Management Corp., as administrative agent, and the Lenders named therein (incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed with the SEC on October 30, 2019, Exhibit 10.1, File No. 001-33190)

10.12

Placement Agency Agreement among the Company, Roth Capital Partners, LLC and A.G.P./Alliance Global Partners dated as of March 26, 2019 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.1, File No. 001-33190)

10.13

Form of Securities Purchase Agreement between the Company and the purchaser in the March 2019 offering (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.2, File No. 001-33190)

21+	List of subsidiaries of the Company
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2+	Consent of P&E Mining Consultants Inc., Mining Engineers
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. Merushe (Meri) Verli
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Dr. Merushe (Meri) Verli
95+	Mine safety disclosure
101+

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2019, 2018 and 2017, (ii) the Audited Consolidated Balance Sheets as of December 31, 2019 and 2017, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) the Notes to the Audited Consolidated Financial Statements

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
+	Filed or furnished with this report.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 16, 2020		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2020
Robert R. McEwen

/s/ MERI VERLI	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Meri Verli

/s/ ALLEN V. AMBROSE	Director	March 16, 2020
Allen V. Ambrose

/s/ MICHELE L. ASHBY	Director	March 16, 2020
Michele L. Ashby

/s/ LEANNE M. BAKER	Director	March 16, 2020
Leanne M. Baker

/s/ RICHARD W. BRISSENDEN	Director	March 16, 2020
Richard W. Brissenden

/s/ GREGORY P. FAUQUIER	Director	March 16, 2020
Gregory P. Fauquier

/s/ DONALD R. M. QUICK	Director	March 16, 2020
Donald Quick

/s/ MICHAEL L. STEIN	Director	March 16, 2020
Michael L. Stein

/s/ ROBIN DUNBAR	Director	March 16, 2020
Robin Dunbar