Form 10-Q
period 2020-03-31
McEwen Mining Inc.
filed 2020-05-18
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 400,398,425 shares outstanding as of May 18, 2020

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2020	2019
Revenue from gold and silver sales	$31,400	$15,583
Production costs applicable to sales	(28,387)	(11,148)
Depreciation and depletion	(6,698)	(3,006)
Gross (loss) profit	(3,685)	1,429

OTHER OPERATING EXPENSES:
Advanced projects	(2,550)	(2,647)
Exploration	(3,790)	(4,150)
General and administrative	(2,064)	(2,261)
Loss from investment in Minera Santa Cruz S.A. (note 9)	(2,676)	(2,310)
Depreciation	(115)	(152)
Revision of estimates and accretion of asset retirement obligations (note 11)	(660)	(461)
Impairment of mineral property interests and plant and equipment (note 8)	(83,805)	—
Operating loss	(99,345)	(10,552)

OTHER INCOME (EXPENSE):
Interest and other finance expense, net	(1,877)	(513)
Other income (note 4)	937	1,047
Total other income (expense)	(940)	534
Loss before income and mining taxes	(100,285)	(10,018)
Income and mining tax recovery (expense)	1,094	(118)
Net loss	$(99,191)	$(10,136)

Net loss per share (note 13):
Basic and Diluted	$(0.25)	$(0.03)
Weighted average common shares outstanding (thousands) (note 13):
Basic and Diluted	400,370	338,557

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,774	$46,452
Investments (note 5)	875	1,885
Receivables, prepaids and other assets (note 6)	5,138	5,265
Inventories (note 7)	38,327	38,376
Total current assets	73,114	91,978
Mineral property interests and plant and equipment, net (note 8)	333,651	418,791
Investment in Minera Santa Cruz S.A. (note 9)	107,507	110,183
Inventories, long-term (note 7)	8,685	9,603
Other assets	669	668
TOTAL ASSETS	$523,626	$631,223

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,805	$34,070
Debt, current portion (note 10)	8,000	5,000
Debt to related party, current portion (note 10)	8,000	5,000
Lease liabilities, current portion	2,117	2,115
Asset retirement obligation, current portion (note 11)	1,905	2,610
Total current liabilities	47,827	48,795
Lease liabilities, long-term	4,356	5,018
Debt (note 10)	16,799	19,758
Debt to related party (note 10)	16,799	19,758
Asset retirement obligation, long-term (note 11)	29,998	29,591
Other liabilities	3,604	3,910
Deferred income and mining tax liability	3,805	4,914
Total liabilities	$123,188	$131,744

Shareholders’ equity:
Common stock and additional paid-in capital, no par value, 500,000 shares authorized (in thousands);
Common: 400,399 as of March 31, 2020 and 400,339 as of December 31, 2019 issued and outstanding (in thousands) (note 12)	$1,530,852	$1,530,702
Accumulated deficit	(1,130,414)	(1,031,223)
Total shareholders’ equity	400,438	499,479
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$523,626	$631,223

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2018	344,560	$1,457,422	$(971,476)	$485,946
Stock-based compensation	—	61	—	61
Exercise of stock options	222	223	—	223
Units issued for cash, net of issuance cost (note 12)	14,194	20,252	—	20,252
Shares issued for acquisition of mineral property interests	1,010	1,851	—	1,851
Net loss	—	—	(10,136)	(10,136)
Balance, March 31, 2019	359,986	$1,479,809	$(981,612)	$498,197

Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$499,479
Stock-based compensation	—	88	—	88
Exercise of stock options	60	62	—	62
Net loss	—	—	(99,191)	(99,191)
Balance, March 31, 2020	400,399	$1,530,852	$(1,130,414)	$400,438

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(99,191)	$(10,136)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (note 8)	83,805	—
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 9)	2,676	2,310
Depreciation and amortization	6,757	3,186
Loss (gain) on investments (note 5)	898	(827)
Income and mining tax (recovery) expense	(1,094)	118
Stock-based compensation	88	61
Revision of estimates and accretion of asset retirement obligations (note 11)	660	461
Foreign exchange (gain) loss	(868)	301
Decrease (increase) in other assets related to operations	1,234	(5,875)
(Decrease) in liabilities related to operations	(6,873)	(420)
Cash used in operating activities	$(11,908)	$(10,821)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(5,503)	$(16,512)
Proceeds from sale of investments (note 5)	112	—
Dividends received from Minera Santa Cruz S.A. (note 9)	—	2,020
Cash used in investing activities	$(5,391)	$(14,492)

Cash flows from financing activities:
Proceeds from sale of units, net of share issue costs (note 12)	$—	$20,252
Proceeds of at-the-market common stock issuance (note 12)	—	1,851
Proceeds of exercise of stock options	62	223
Payment of finance lease obligations	(555)	(448)
Cash (used in) provided by financing activities	$(493)	$21,878
Effect of exchange rate change on cash and cash equivalents	114	(337)
(Decrease) in cash, cash equivalents and restricted cash	(17,678)	(3,772)
Cash, cash equivalents and restricted cash, beginning of period	46,500	30,489
Cash, cash equivalents and restricted cash, end of period (note 17)	$28,822	$26,717

Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest paid	$(1,289)	$(1,316)
Interest received	135	3

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project and the Fenix silver-gold project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2020 and 2019, the unaudited Consolidated Balance Sheets as at March 31, 2020 and December 31, 2019, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2019. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

On March 11, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. As a result of the pandemic, many jurisdictions, including the United States (“US”), some of its political subdivisions, Canada, Mexico and Argentina, instituted restrictions on travel, public gatherings and certain business operations. This lead to significant adverse effects on the Company’s operations. During late March and early April, all the Company’s operations were disrupted by temporary shutdowns to protect its workforce from the spread of the virus.  During the shutdowns, rigorous policies and procedures were implemented at each site to minimize potential health and safety risks to the workforce.

The temporary shutdowns will adversely impact the Company’s operations, cash flow, and liquidity in the second quarter of 2020. However, the full impact of the COVID-19 outbreak continues to evolve subsequent to the quarter ended March 31, 2020 and as of the date these unaudited consolidated financial statements were issued. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. There is a significant amount of uncertainty as to when operations will resume to normal capacity, and if achieved, whether

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

normal capacity can be sustained and whether ongoing operating costs will be adversely affected.  Depending on the length and severity of the outbreak, the Company’s liquidity and financial condition may be adversely affected and the Company may be at an increased risk of default under its debt agreements. Achieving normal operating capacity is also dependant on the continued availability of supplies, which is out of the Company’s control. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce.

As of May 18, 2020, the date on which these financial statements were authorized for issuance, the global situation remains uncertain.  The governments of the US, Canada, Mexico and Argentina have enacted or proposed legislation to provide relief to companies and/or individuals affected by the enforced reduction in operations.  The Company is in the process of applying for available relief. It is highly uncertain if the Company would qualify for funding under these relief programs, and if the Company does qualify, how much funding would be available.

Going Concern

In the preparation of the interim financial statements, management is required to identify when events or conditions indicate that substantial doubt may exist about the Company’s ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern would exist when relevant conditions and events, considered in aggregate, indicate that the Company may not be able to meet its obligations as they become due for a period of at least, but not limited to, 12 months from the balance sheet date. When the Company identifies conditions or events that raise potential for substantial doubt about its ability to continue as a going concern, the Company considers whether its plans that are intended to mitigate those relevant conditions or events will alleviate the potential substantial doubt.

The Company is in full compliance with financial covenants under its outstanding credit agreement as at March 31, 2020. However, as a result of the expected significant resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow coupled with the disruptions to operations caused by the COVID-19 pandemic, there is uncertainty about the Company’s ability to remain in compliance with certain of these financial covenants over the next twelve months. Non-compliance with these covenants would result in a breach under the Company’s debt agreement and the lender’s right to accelerate the balance due under the agreement.

In response to this uncertainty, the Company is in discussions with its lenders to seek relief from certain of these financial covenants and evaluating options to re-finance the debt, raise additional equity, and curtail discretionary expenditures. The Company’s ability to continue as a going concern is dependent on the successful completion of one or more of these initiatives to ensure that it has sufficient liquidity available to satisfy these financial covenants and in order to fund its operations.  After considering these plans, management has concluded that it has mitigated the risk of material uncertainties relating to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern for a period of 12 months from the consolidated balance sheet date. The estimates used by management in reaching this conclusion are based on information available as at the date these financial statements were authorized for issuance, and include internally generated cash flow forecasts. Accordingly, actual results could differ from these estimates and resulting variances may be material to management’s assessment.

Recently Adopted Accounting Pronouncements

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Income Taxes:  In December 2019, FASB issued ASU 2019-12 “Income Taxes (Topic 740).”  ASU 2019-12 simplifies the accounting for income taxes by reducing complexity in accounting standards.  The update to the accounting standard

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

is effective for the Company for the fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the comparative Statement of Operations have been reclassified to conform to the 2020 presentation. Reclassified amounts were not material to the financial statements and relate to the presentation of Other Operating Expenses. Advanced projects in the Statement of Operations includes mine development costs, property holding and general and administrative costs associated with advanced stage projects. Exploration in the Statement of Operations includes exploration expenses, property holding and general and administrative costs associated with exploration stage projects. General and Administrative in the Statement of Operations include corporate (head office), general and administrative costs.

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining Inc. is engaged in the exploration, development, production and sale of gold and silver and exploration for copper, with operations located in the United States, Canada, Mexico and Argentina. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

The CODM reviews segment income (loss) defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects and exploration costs for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Production costs applicable to sales for the El Gallo project of $4.2 million for the three months ended March 31, 2020 (same period in 2019 - $4.5 million) include $1.7 million of residual leaching spending in the period, net of $1.1 million capitalized on inventory (same period in 2019 - $1.8 million, net of $1.1 million capitalized on inventory) with the rest representing costs recorded in the leach pad inventory balances in prior periods.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended March 31, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$14,317	$12,739	$4,344	$—	$—	$31,400
Production costs applicable to sales	(17,032)	(7,207)	(4,148)	—	—	(28,387)
Depreciation and depletion	(3,862)	(2,748)	(88)	—	—	(6,698)
Gross (loss) profit	(6,577)	2,784	108	—	—	(3,685)

Advanced projects	(366)	(1,066)	(1,118)	—	—	(2,550)
Exploration	(809)	(2,405)	—	—	(576)	(3,790)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,676)	—	(2,676)
Impairment of mineral property interests and plant and equipment (note 8)	(83,805)	—	—	—	—	(83,805)
Segment loss	$(91,557)	$(687)	$(1,010)	$(2,676)	$(576)	$(96,506)
General and Administrative and other						(3,779)
Loss before income and mining taxes						$(100,285)

Capital expenditures	$1,807	3,729	—	—	—	$5,536

Three months ended March 31, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$842	$8,943	$5,798	$—	$—	$15,583
Production costs applicable to sales	(808)	(5,835)	(4,505)	—	—	(11,148)
Depreciation and depletion	(152)	(2,710)	(144)	—	—	(3,006)
Gross (loss) profit	(118)	398	1,149	—	—	1,429

Advanced projects	(195)	—	(2,452)	—	—	(2,647)
Exploration	(613)	(2,420)	—	—	(1,117)	(4,150)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,310)	—	(2,310)
Segment (loss)	$(926)	$(2,022)	$(1,303)	$(2,310)	$(1,117)	$(7,678)
General and Administrative and other						(2,340)
Loss before income and mining taxes						$(10,018)

Capital expenditures	$13,008	$3,343	$—	$—	$—	$16,351

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2020	2019	2020	2019
USA	$50,599	$135,854	$14,317	$842
Canada	78,505	77,147	12,739	8,943
Mexico	21,457	23,551	4,344	5,798
Argentina (2)	298,997	302,598	—	—
Total consolidated (3)	$449,558	$539,150	$31,400	$15,583
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $107.5 million as of March 31, 2020 (December 31, 2019 – $110.2 million).
(3)	Total excludes $0.9 million related to the Company's office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 4 OTHER INCOME

The following is a summary of other income for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Unrealized and realized (loss) gain on investments (note 5)	$(898)	$827
Foreign currency gain	1,808	163
Other income, net	27	57
Total other income	$937	$1,047

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the three months ended March 31, 2020 and 2019:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net (loss) on	transfers during	(loss) on	March 31,
	2019	period	securities sold	period	securities held	2020
Marketable equity securities	$1,885	$—	$(16)	$(112)	$(882)	$875

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain on	March 31,
	2018	period	securities sold	period	securities held	2019
Marketable equity securities	$2,718	$264	$—	$—	$605	$3,587
Warrants	413	—	—	—	222	635
Investments	$3,131	$264	$—	$—	$827	$4,222

During the three months ended March 31, 2020, the Company sold marketable equity securities for proceeds of $0.1 million (2019 - $nil).

The cost of marketable equity securities at March 31, 2020 was $1.2 million (December 31, 2019 – $1.3 million).

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Government sales tax receivable	$1,468	$2,658
Prepaids and other assets	3,670	2,607
Receivables and other current assets	$5,138	$5,265

Government sales tax receivable includes $0.5 million of Mexican value added tax (“VAT”) at March 31, 2020 (December 31, 2019 – $0.7 million). The Company collected $0.4 million of VAT during the three months ended March 31, 2020 (March 31, 2019 – $0.1 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 7 INVENTORIES

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Material on leach pads	$36,627	$37,328
In-process inventory	2,806	3,847
Stockpiles	1,620	1,384
Precious metals	1,486	1,038
Materials and supplies	4,473	4,382
Inventories	$47,012	$47,979
Less current portion	38,327	38,376
Long-term portion	$8,685	$9,603

During the three months ended March 31, 2020 the inventory of Gold Bar Mine was written down to its net realizable value; of this amount, $1.2 million was included in production costs applicable to sales (March 31, 2019 - $nil).

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar, Black Fox and San José properties have proven and probable reserves estimated in accordance with SEC Industry Guide 7.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value.

As part of the analysis, the Company determined during the quarterly period ended March 31, 2020 that indicators of impairment existed for the long-lived assets at the Gold Bar mine and that the long-lived assets at the Gold Bar mine were not recoverable on an undiscounted basis. The fair value of the Gold Bar mine was determined using the discounted cash flow method, coupled with an in-situ resource multiple for mineralized material not included in the life of mine plan. Future cash flows were estimated based on estimated quantities of recoverable mineralized material, expected gold prices, estimated production levels, operating costs, capital requirements and reclamation costs, all based on the life-of-mine plan using the preliminary estimated resources. The in-situ resource multiple applied to the mineralized material not included in the life-of-mine plan was estimated by evaluating observable market transactions. The Company concluded that the carrying value of the long-lived assets at the Gold Bar mine was impaired and recorded a non-cash impairment charge reducing plant and equipment and mineral property interests by the amount of $83.8 million as at March 31, 2020.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s non-recurring Level 3 fair value measurement for the three months ended March 31, 2020:

	As at March 31, 2020
	Date of Fair Value Measurement	Valuation Technique	Unobservable Input	Range/ Weighted Average

Gold Bar Mine	March 31, 2020	Discounted Cash Flow	Discount Rate	9%
			Long Term Gold Price	$1,430/oz
			United States Inflation Index	2%

The future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold prices, production levels and costs of capital are each subject to significant risks and uncertainties.

NOTE 9 INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

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

A summary of the operating results from MSC for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
	2020	2019
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$37,390	$47,885
Production costs applicable to sales	(28,316)	(29,533)
Depreciation and depletion	(7,327)	(15,380)
Gross profit	1,747	2,972
Exploration	(2,866)	(3,338)
Other expenses	(2,217)	(1,617)
Net (loss) before tax	$(3,336)	$(1,983)
Current and deferred tax expense	49	(789)
Net loss	$(3,287)	$(2,772)

Portion attributable to McEwen Mining Inc. (49%)
Net loss	$(1,611)	$(1,358)
Amortization of fair value increments	(1,385)	(1,913)
Income tax recovery	320	961
Loss from investment in MSC, net of amortization	$(2,676)	$(2,310)

The loss from investment in MSC attributable to the Company includes the amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Changes in the Company’s investment in MSC for the three months ended March 31, 2020 and year ended December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Investment in MSC, beginning of period	$110,183	$127,814
Attributable net loss from MSC	(1,611)	(2,097)
Amortization of fair value increments	(1,385)	(9,448)
Income tax recovery	320	2,791
Dividend distribution received	—	(8,877)
Investment in MSC, end of period	$107,507	$110,183

During the three months ended March 31, 2020, the Company received $nil in dividends from MSC (three months ended March 31, 2019 – $2.0 million).

A summary of the key assets and liabilities of MSC as at March 31, 2020, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at March 31, 2020	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$86,238	$1,102	$87,340
Total assets	$185,137	$116,609	$301,746

Current liabilities	$(46,692)	$—	$(46,692)
Total liabilities	$(76,759)	$(5,585)	$(82,344)

NOTE 10 DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp., an administrative agent, and the lenders party thereto (“Lenders”).  An affiliate of Robert McEwen, Chairman and Chief Executive Officer and the beneficial owner of 20% of the Company’s current outstanding common stock, contributed $25.0 million of the $50.0 million total term loan.

The loan bears interest at 9.75% per annum with interest due monthly and is secured by a lien on certain of the Company’s and its subsidiaries’ assets.  Scheduled payments on the loan are as follows: $2.0 million monthly payments starting in August 2020 for 12 months and a final $26.0 million payment on August 10, 2021.

A reconciliation of the Company’s long-term debt for the three months ended March 31, 2020 and for the year ended December 31, 2019 is as follows:

	Three months ending March 31, 2020	Year ending December 31, 2019
Balance, beginning of period	49,516	49,206
Interest expense	1,297	5,185
Interest payments	(1,215)	(4,875)
Balance, end of period	$49,598	$49,516
Less current portion	16,000	10,000
Long-term portion	$33,598	$39,516

During the three months ended March 31, 2020; $nil (March 31, 2019 – $0.6 million) of interest was capitalized in plant and equipment as construction costs for the Gold Bar mine. The scheduled remaining minimum interest payments are $3.5 million in 2020 and $2.0 million in 2021.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2020 and for the year ended December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Asset retirement obligation liability, beginning balance	$32,201	$29,402
Settlements	(90)	(513)
Accretion of liability	457	1,680
Adjustment reflecting updated estimates	262	1,012
Foreign exchange revaluation	(927)	620
Asset retirement obligation liability, ending balance	$31,903	$32,201
Less current portion	1,905	2,610
Long-term portion	$29,998	$29,591

The Company’s reclamation expenses consisted of the following:

	Three months ended March 31,
	2020	2019
Reclamation adjustment reflecting updated estimates	$203	$64
Reclamation accretion	457	397
Total	$660	$461

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

March 2019 Registered Offering

On March 29, 2019, the Company issued 14,193,548 Units at $1.55 per Unit, for net proceeds of $20.3 million (net of issuance costs of $1.7 million). Each Unit consisted of one common share and one-half of one warrant.  Each whole warrant is exercisable at any time for one share of common stock at a price of $2.00, subject to customary adjustments, expiring three years from the date of issuance.  The warrants issued under the offering are not listed for trading.  The net proceeds of $20.3 million were allocated as $17.8 million to common stock and $2.5 million to warrants.

On March 29, 2019, the Company also issued 1,935,484 Subscription Receipts at $1.55 per Subscription Receipt to certain of our executive officers, directors, employees and consultants. Upon shareholder and NYSE approval on May 23, 2019, the Subscription Receipts were converted into 1,935,484 Units for net proceeds of $2.6 million (net of issuance costs of $0.4 million). All Units issued under the offering have consistent terms.

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

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Stock Options

During the three months ended March 31, 2020, the Company issued 60,000 common shares for proceeds of $0.1 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.06 per share. During the same period in 2019, the Company issued 221,500 common shares for proceeds of $0.2 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.00 per share.

Shareholders’ Distributions

No distributions were paid during the three months ended March 31, 2020 or 2019.

Pursuant to the term loan facility dated August 10, 2018 (Note 10), the Company is limited on the distributions it is authorized to declare and pay. The Company may declare and pay distributions in any fiscal year that do not exceed the amount of dividends per share made in the fiscal year ended December 31, 2017 ($0.01 per share).

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019, as they would be anti-dilutive.

For the three months ended March 31, 2020, all of the outstanding options (4,430,784) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share (March 31, 2019 – 3,838,317 outstanding options and 7,096,744 outstanding warrants).

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended March 31,
	2020	2019
Lexam L.P.	$76	$61
REVlaw	38	41

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2020	December 31, 2019
Lexam L.P.	$76	$65
REVlaw	$20	$12

An aircraft owned by Lexam L.P. which is controlled by Robert R. McEwen, limited partner and beneficiary of Lexam L.P. and the Company’s Chairman and Chief Executive Officer, has been made available to the Company in order to expedite business travel. In his role as Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice. Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate approved by the Company’s independent board members under a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding. During the three months ended March 31, 2020, the Company paid $0.6 million (three months

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

ended March 31, 2019 – $0.6 million) in interest to this affiliate. The payments to Mr. McEwen are on the same terms as the non-affiliated lender (Note 10).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at March 31, 2020 and December 31, 2019, as reported in the Consolidated Balance Sheets:

	Fair value as at March 31, 2020			Fair value as at December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$875	$—	$875	$1,885	$—	$1,885

The Company’s investments consist of marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.  The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

During the three months ended March 31, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar Mine totaling $83.8 million based on Level 3 inputs.  See Note 8 for details.

Debt is recorded at amortized cost of $49.6 million (December 31, 2019 – $49.5 million).  The debt is not traded on quoted markets.  Based on Level 3 inputs, the fair market value of the debt approximates its carrying value due to its short maturity of 17 months.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at March 31, 2020, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.1 million (Nevada, United States) pertaining primarily to the Tonkin and the Gold Bar properties and $10.5 million (C$14.9 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as restricted cash in other assets (Note 17).

Surety Bonds

As at March 31, 2020, the Company has a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $10.5 million (C$14.9 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2% and no deposit requirements. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2020, the Company recorded revenue of $0.5 million (March 31, 2019 – $0.4 million) related to the gold stream sales.

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$28,774	$46,452
Restricted cash included in other assets	48	48
Total cash, cash equivalents, and restricted cash	$28,822	$46,500

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2020 and compares it to our financial condition at December 31, 2019. Finally, the discussion analyzes our results of operations for the three months ended March 31, 2020 and compares those to the results for the three months ended March 31, 2019. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three months ended March 31, 2020 and 2019 and to our Balance Sheets as of March 31, 2020 and December 31, 2019 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 34.

In the fourth quarter of 2019, we implemented a new non-GAAP measure: cash gross profit. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating the Company’s ability to finance its ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss.

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

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979. We are engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

The Company operates in the United States, Canada, Mexico and Argentina. The Company owns a 100% interest in the Gold Bar mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project and the Fenix silver-gold project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to

Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2020 and 2019 are abbreviated as Q1/20 and Q1/19, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 94:1 silver to gold ratio for the first quarter of 2020 and 75:1 for the first quarter of 2019. Beginning with the second quarter of 2019, we have adopted a variable silver:gold ratio for reporting that approximates the average price during each fiscal quarter.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. During late March and early April, our operations were disrupted by temporary shutdowns to protect our workforce from the spread of the virus, as described below:

●	All operations at Black Fox were temporarily suspended on March 26 and resumed on April 13;
●	Mining operations at the Gold Bar mine and operating activities at the El Gallo Project were suspended on April 1, while leaching activities continue;
●	Operations at the San José mine owned by MSC (operated by our joint venture partner) closed March 20, re-opened with scaled operation on April 14; and
●	Our head office in Toronto, Canada was shut down effective March 13 and all employees are performing their functions remotely.

During the shutdown periods, rigorous policies and procedures have been implemented at each site to minimize potential health and safety risks to our workforce.

The temporary shutdowns will adversely impact our operations, cash flow, and liquidity in the second quarter of 2020 and beyond. The full impact of the COVID-19 outbreak continues to evolve subsequent to the quarter ended March 31, 2020. As such, the full magnitude that the pandemic will have on our financial condition, liquidity and future results of operations is uncertain. There is a significant amount of uncertainty as to when operations will resume to normal capacity, and if achieved, whether normal capacity can be sustained and whether ongoing operating costs will be adversely affected. Depending on the length and severity of the outbreak, our liquidity and financial condition may be adversely affected and we may be at an increased risk of default under our debt agreements. Achieving normal operating capacity is also dependant on the continued availability of supplies, which is out of our control. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

As of May 18, 2020, the date on which the accompanying financial statements were authorized for issuance, the global situation remains uncertain. The governments of the US, Canada, Mexico and Argentina have enacted or proposed legislation to provide relief to companies and/or individuals affected by the enforced reduction in operations. We are in the process of applying for available relief. It is highly uncertain if we would qualify for funding under these relief programs, and if so, how much funding would be available.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q1/20 are included below and discussed further under Consolidated Financial Performance:

COVID-19 shutdowns

●	During late March and early April, our operations were disrupted by the COVID-19 global pandemic, resulting in temporary shutdowns to protect our workforce from the spread of the virus. There remains a significant amount of uncertainty as to when operations will resume normal capacity, and if normal capacity can be sustained. As a result, it also remains uncertain as to the full impact the pandemic will have on our operations, cash flow and liquidity.

Performance

●	Production of 35,100 gold equivalent ounces, including 14,900 gold equivalent ounces from the San José mine(1).
●	Sales of 32,500 gold equivalent ounces, including 12,200 attributable gold equivalent ounces from the San José mine.

Results of Operations

●	Revenue from sales of $31.4 million from the sale of 20,300 gold equivalent ounces from our 100% owned properties at an average realized price(2) of $1,591 per gold equivalent ounce.
●	Cash gross profit(2) of $3.0 million; gross loss of $3.7 million on a US GAAP basis.

●	Net loss of $99.2 million, primarily due to a $83.8 million impairment adjustment for the Gold Bar mine and $6.3 million spent on exploration and advanced projects. Net loss of $15.4 million before the impairment adjustment for the Gold Bar mine.
●	Gold Bar mine impairment of $83.8 million, net of taxes, based on the preliminary estimated reduction in the mine resources and reserves and updated life of mine plan.
●	Cash and cash equivalents of $28.8 million at March 31, 2020.

Exploration and Reserves

●	Completed 59 thousands feet (18 thousands meters) of underground diamond drilling in the Black Fox Complex in Timmins focused on identifying and building additional underground gold resources adjacent to the existing Black Fox ore body.

●	Continued drilling at Gold Bar South with the objective of increasing the existing resource. Subject to permitting advancing as planned, the mining of Gold Bar South could begin in 2021.

●	Continued the review of our Gold Bar mine reserve. An in-pit drilling program at the Gold Pick West deposit started during late March 2020 and an updated resource estimate is expected to be released by the end of the second quarter or early third quarter of 2020.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 34.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three months ended March 31, 2020 and 2019:

	Three months ended March 31 (1),
	2020	2019
	(in thousands, except per share)
Revenue from gold and silver sales(2)	$31,400	$15,583
Production costs applicable to sales	$(28,387)	$(11,148)
Loss before income and mining taxes	$(100,285)	$(10,018)
Net loss(3)	$(99,191)	$(10,136)
Net loss per share(3)	$(0.25)	$(0.03)
Cash used in operating activities	$(11,908)	$(10,821)
Cash additions to mineral property interests and plant and equipment	$5,503	$16,512
(1)	Unaudited.
(2)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(3)	Includes impairment charges of $83.8 million, or $0.21 per share

	Three months ended March 31,
	2020	2019
	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	35.1	36.3
100% owned operations	20.2	16.4
San José mine (49% attributable)	14.9	19.9
Sold - gold equivalent ounces(1)	32.5	31.7
100% owned operations	20.3	12.4
San José mine (49% attributable)	12.2	19.3
Average realized price ($/Au Eq. oz)(2)(3)	$1,591	$1,302
P.M. Fix Gold ($/oz)	$1,583	$1,304
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations(4)	$1,375	$805
San José mine (49% attributable)	$1,138	$749
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations(4)	$1,768	$1,454
San José mine (49% attributable)	$1,592	$1,115
Cash gross profit(2)	$3,013	$4,435
Silver : Gold ratio(1)	94:1	75:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 94:1 for Q1/20 and 75:1 for Q1/19. See page 20.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 34.
(3)	On sales from 100% owned operations only, excluding sales from our stream.
(4)	Includes $253 per ounce from pre-stripping at the Gold Bar mine that is expensed under US GAAP. See page 27.

CONSOLIDATED PERFORMANCE

For Q1/20, we reported a net loss of $99.2 million (or $0.25 per share) compared to $10.1 million in Q1/19 (or $0.03 per share), with the increase in 2020 reflecting: (i) Gold Bar mine impairment charge of $83.8 million, net of taxes, or $0.21 per share in Q1/20 ($nil in Q1/19), (ii) $1.4 million lower cash gross profit reflecting higher cash cost per ounce, partially offset by higher realized gold prices, (iii) $3.7 million higher depreciation and depletion expenses, reflecting the inclusion of three months of Gold Bar mine operations in Q1/20 compared to one month of start up in Q1/19, (iv) $0.9 million realized and unrealized losses on investments in Q1/20 compared to $0.9 million realized and unrealized gains in Q1/19, and (v) higher interest expenses in Q1/20 related to the interest expense on the long-term debt facility, for which none was capitalized in Q1/20 in comparison to $0.6 million capitalized in Q1/19.

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

Using the Q1/19 silver:gold ratio of 75:1, production in Q1/20 would have been 36,600 or 300 gold equivalent ounces higher than in Q1/19, including our attributable share of production from the San José mine.

Production from our 100% owned mines of 20,200 gold equivalent ounces in Q1/20 increased by 3,800 gold equivalent ounces or 23% compared to Q1/19, reflecting full quarter production from the Gold Bar mine in Q1/20, compared to one month of start up production in Q1/19, partially offset by lower production at the El Gallo Project (2,700 fewer ounces), as the latter has been in residual leaching since June 2018.

Our share of the San José mine production of 14,900 gold equivalent ounces in Q1/20 was 5,000 ounces or 25% lower than in Q1/19 mainly due to the state of emergency and nationwide mandatory quarantine declared by the Argentine government, which resulted in a temporary suspension of operations at the San José mine beginning on March 20, 2020, and the change in the silver:gold ratio from 75:1 in Q1/19 to 94:1 in Q1/20. Excluding the impact of the change in the silver:gold ratio, the attributable production from the San José mine would have been 16,400 gold equivalent ounces, or 3,500 ounces lower than in Q1/19.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q1/20 increased by 102% to $31.4 million compared to Q1/19, reflecting 7,900 or 64% more gold equivalent ounces sold from our 100% owned mines in Q1/20 and at a higher average realized price per ounce compared to same period in 2019 ($1,591/oz in Q1/20 or $289/oz higher). The increase in gold equivalent ounces sold is due to Q1/20 including a full quarter of production for the Gold Bar mine compared to one  month of start up production in Q1/19.

Production Costs applicable to sales in Q1/20 increased by 155% to $28.4 million compared to Q1/19, reflecting 64% more gold equivalent ounces sold at a higher cost per ounce in the various operations (details in the “Operations Review” section).

Depreciation and depletion for Q1/20 of $6.7 million increased by $3.7 million compared to the same period in 2019, reflecting more gold ounces sold from the Gold Bar mine in Q1/20 at a higher depreciation and depletion per ounce sold which more than offset the impact of fewer ounces sold from El Gallo and Black Fox. Both El Gallo and Black Fox have a lower depreciation and depletion per ounce than Gold Bar mine.

Advanced projects of $2.6 million for Q1/20 remained consistent with the same period in 2019. Advanced projects in Q1/20 included spending for advancing the Froome project in Timmins, Ontario, expenditures related to property holding payments and other spending for the Fenix project in Mexico, and engineering and permit work at the Gold Bar South property in Nevada.

Exploration costs of $3.8 million for Q1/20, decreased by $0.4 million from the same period in 2019.

General and administrative expenses of $2.1 million in Q1/20 decreased slightly by $0.2 million from Q1/19.

Loss from investment in MSC of  $2.7 million in Q1/20, increased by $0.4 million from the same period in 2019, reflecting a lower gross profit of $1.3 million due to 22% lower revenue and comparable production costs applicable to sales, partially offset by lower exploration and deferred income and mining tax expense. The decrease in revenue reflects fewer gold and silver ounces sold (29% and 31% fewer gold and silver ounces sold, respectively) due to lower production and temporary logistic issues that prevented the shipment of 6,900 gold equivalent ounces held in inventory as of March 31, 2020, with the majority sold subsequent to quarter end.

Revision of estimates and accretion of asset retirement obligations of $0.7 million in Q1/20, increased slightly by $0.2 million from the same period in 2019.

Impairment of Gold Bar mine mineral property interests and plant and equipment carrying value of $83.8 million. During Q1/20 we performed a comprehensive review of our Gold Bar mine and determined that indicators of impairment existed. A recoverability test was performed and we concluded that the carrying value of the long-lived assets for the Gold Bar mine was impaired based on a reduction in preliminary estimated resources and expected future production. A non-cash impairment charge of $83.8 million was recorded to plant and equipment and mineral property interests.

Interest and other finance expense, net of $1.9 million in Q1/20 compares to $0.5 million expense in Q1/19. The increase is due primarily to the capitalization of $0.6 million of interest expense for the debt facility capitalized to the Gold Bar mine construction in Q1/19, while $nil was capitalized in Q1/20 as the mine is in full production.

Other income of $0.9 million for Q1/20, compares to $1.0 million in the same period of 2019. Other income in Q1/20 is composed of realized and unrealized losses of $0.9 million on investments, as well as realized and unrealized foreign currency gains of $1.8 million due to fluctuations of C$ and Mexican and Argentine pesos against the U.S. dollar. This compares to realized and unrealized gains of $0.9 million on investments, as well as realized and unrealized foreign currency losses of $0.2 million in Q1/19.

Income and mining tax recovery of  $1.1 million for Q1/20, increased by $1.2 million from Q1/19. The income and mining tax recovery for Q1/20 is the result of a deferred tax liability reduction caused by the Gold Bar mine impairment and the devaluation of the Argentine and Mexican peso against the U.S. dollar, causing a reduction to the Company’s deferred tax liabilities denominated in the respective foreign currencies. The income and mining tax expense for Q1/19 was the result of an increase in deferred mining taxes, partially offset by the effect of the devaluation of the Argentine pesos against the U.S. dollar on the Company’s peso denominated deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2020 of $28.8 million decreased from $46.5 million at December 31, 2019, reflecting $5.5 million investments in mineral property interest and plant and equipment and $11.9 million cash used in operations, including $6.3 million decrease in accounts payable and accrued liabilities.

Working capital at March 31, 2020 of $25.3 million decreased by $17.9 million from December 31, 2019, reflecting the decrease in cash and cash equivalents of $17.7 million and an additional $6.0 million of the long term debt coming due in the next 12 months.

Cash used in operations of $11.9 million in Q1/20 compared to $10.8 million cash used in operations in Q1/19, with the change reflecting $1.4 million lower cash gross profit mainly due to higher cash cost per ounce.

Cash used in investing activities of $5.4 million in Q1/20 decreased significantly compared to $14.5 million in Q1/19, with the reduction primarily due to $11.0 million less spending for mineral property interest and plant and equipment as the construction of the Gold Bar mine was completed in May 2019. This decrease was partially offset by the lack of dividends received from MSC in Q1/20 (Q1/19 - $2.0 million).

During Q1/20, we spent $5.5 million on mineral property and plant and equipment, predominately for capital development at the Black Fox mine.

Financing activities used $0.5 million in cash in Q1/20 compared to generating cash of $21.9 million in Q1/19, the significant difference being the equity financings of $22.1 raised in Q1/19.

In the preparation of the interim financial statements, management is required to identify when events or conditions indicate that substantial doubt may exist about the Company’s ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern would exist when relevant conditions and events, considered in aggregate, indicate that the Company may not be able to meet its obligations as they become due for a period of at least, but not limited to, 12 months from the balance sheet date. When the Company identifies conditions or events that raise potential for substantial doubt about its ability to continue as a going concern, the Company considers whether its plans that are intended to mitigate those relevant conditions or events will alleviate the potential substantial doubt.

The Company is in full compliance with financial covenants under its outstanding credit agreement as at March 31, 2020. However, as a result of the expected significant resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow coupled with the disruptions to our operations caused by the COVID-19 pandemic, there is uncertainty about our ability to remain in compliance with certain of these financial covenants over the next twelve months. Non-compliance with these covenants would result in a breach under the Company’s debt agreement and the lender’s right to accelerate the balance due under the agreement.

In response to this uncertainty, we are in discussions with our lenders to seek relief from certain of these financial covenants and evaluating options to re-finance the debt, raise additional equity, and curtail discretionary expenditures. Our ability to continue as a going concern is dependent on the successful completion of one or more of these initiatives to ensure that we have sufficient liquidity to satisfy these financial covenants and in order to fund our operations. After considering these plans, management has concluded that it has mitigated the risk of material uncertainties relating to events or conditions that may cast substantial doubt upon our ability to continue as a going concern for a period of 12 months from the consolidated balance sheet date. The estimates used by management in reaching this conclusion are based on information available as at the date these financial statements were authorized for issuance, and include internally generated cash flow forecasts. Accordingly, actual results could differ from these estimates and resulting variances may be material to management’s assessment.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine  and certain exploration properties.

Gold Bar mine

The following table sets out certain operating results for the Gold Bar mine for the three months ended March 31, 2020 and 2019; as the Gold Bar mine achieved commercial production on May 23, 2019 there are no comparatives for cash costs, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce for the three months ended March 31, 2019:

	Three months ended March 31,
	2020	2019
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	428	266
Average grade (gpt Au)	0.67	0.98
Processed mineralized material (t)	475	350
Average grade (gpt Au)	0.63	0.79
Gold ounces:
Produced	9.1	2.0
Sold	9.0	0.7
Silver ounces:
Produced	0.2	0.1
Sold	—	—
Gold equivalent ounces:
Produced	9.1	2.0
Sold	9.0	0.7
Revenue from gold and silver sales	$14,317	$842
Cash costs(1)	$17,032	$—
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,887	$—
All‑in sustaining costs(1)	$19,651	$—
AISC per ounce ($/Au Eq. oz sold)(1)	$2,177	$—
Silver : gold ratio	94 : 1	75 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 34 for additional information.

Cash cost of $1,887 per gold equivalent ounce included the impact of $4.5 million spent for pre-stripping at the Gold Pick West pit, or $495 per ounce which cannot be capitalized under US GAAP.

Production costs applicable to sales were $17.0 million for Q1/20. Cash cost and AISC per gold equivalent ounce in Q1/20 were significantly and negatively impacted by lower tonnes mined and placed on the heap leach pad, which resulted in fewer gold ounces produced and sold, $4.5 million of pre-strip costs and a $1.0 million write-down of the stockpile, heap leach and in-circuit inventory balances.

Excluding the impact of the $4.5 million spend on pre-stripping, cash cost per gold equivalent ounce in Q1/20 was $1,392, which is 9% or $111 per ounce higher than the cash cost per ounce in the fourth quarter of 2019, reflecting the impact of fixed costs spread over a 15% decrease in tonnes mined (excluding pre strip). The decrease in tonnes mined reflected the impact of the reconciliation issues encountered at the Pick open pit.

Gold Bar mine impairment

With respect to our operational experience at Gold Bar, the majority of material mined during 2019 was from the Cabin Creek pits, which has reconciled positively to reserve estimate published as at December 31, 2018 for both gold grade (+18%) and contained gold ounces (+8%), but negatively for ore tonnes (-8%). The recent transition to mining from the Gold Pick West pit has returned lower ore tonnes, gold grade and contained ounces from the upper benches as compared to the block model. This is interpreted to be due to greater structural control of the mineralization than was previously expected, but which is now more exposed in the pit. In light of the significant differences recently observed between the modeled (expected) and mined (actual) ore tonnage and gold grade from the Gold Pick West pit, the reserve estimate as at December 31, 2018 and the future mine plan is being re-evaluated. Preliminary updated resource estimates for the Gold Pick deposit have been completed in Q1/20 and in-pit and near-pit drilling is currently taking place to further validate the results. Preliminary revised mine plan iterations indicate that a significant reduction in the order 25-35% in contained ounces relative to the 2018 reserve estimate is likely. An updated reserve estimate is expected to be released by the end of the second quarter or early third quarter of 2020.

As a result, during Q1/20, we recorded an impairment charge of $83.8 million reducing the carrying value of the Gold Bar mine mineral property interests and plant and equipment.

Evaluation of the resource estimate is expected to continue in the second quarter of 2020 with a drilling program initiated in late-March 2020. This new drilling information will be incorporated into a revised resource model and a new mine plan is expected to be completed for implementation by the end of the second quarter or early in the third quarter of 2020. At this time, we do not have sufficient information to provide accurate production or cost guidance for the remainder of 2020.

On March 26, 2020 we made the decision to temporary scale back operations at the Gold Bar mine due to concerns related to COVID-19 and maintaining social distancing requirements. Mining was suspended on April 1, 2020 and we have resumed waste mining to access the next ore benches in the Gold Pick West deposit and limited processing of stockpiled mineralized material. We continue evaluating measures necessary to resume at normal operating capacity.

Exploration Activities – Nevada

In Q1/20, we spent $0.4 million on target-generating exploration activities in and around the Gold Bar mine, compared to $0.5 million spent on same activities in Q1/19.

Exploration activities in Q1/20 mostly focused on revising the Gold Pick deposit resource model. We continued evaluating the resource estimate incorporating new mapping and in-pit drilling information.

In Q1/20, we also designed a drill program to test targets in and around the Gold Bar mine aimed to increase confidence in the existing resource and to test mineralization along structures using revised structural interpretation supported by pit mapping. Drilling started at the end of March 2020 and is expected to extend until June 2020.

Drilling at Gold Bar South continued in Q1/20 with the objective of increasing the existing resource. Subject to permitting process advancing as planned, the mining of Gold Bar South could begin in late 2021.

Canada Segment

The Canada segment is comprised of the Black Fox Complex, which includes the Black Fox gold mine and the Grey Fox, Stock and Froome advanced-stage exploration projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine

The Black Fox mine currently has approximately one year of reserves remaining in its mine life. We are continuing our near-mine exploration efforts with the goal of increasing resources, converting resources to reserves and extending the mine life. Furthermore, we commenced the development of the Froome underground deposit in late February 2020 and expect to be mining and producing from the deposit in late 2021.

The following table sets out certain operating results for the Black Fox mine for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	40	50
Average grade (gpt Au)	4.58	6.47
Processed mineralized material (t)	56	54
Average grade (gpt Au)	3.53	6.68
Gold equivalent ounces:
Produced	8.3	8.9
Sold	8.6	7.2
Revenue from gold and silver sales	$12,739	$8,943
Cash costs	$7,207	$5,835
Cash cost per ounce ($/Au Eq. oz sold)	$838	$805
All‑in sustaining costs	$11,519	$10,540
AISC per ounce ($/Au Eq. oz sold)	$1,339	$1,454
Silver : gold ratio	94 : 1	75 : 1

Production in Q1/20 was comparable to Q1/19 and in line with management excpectations.

Revenue from gold and silver sales increased in Q1/20 by $3.8 million, compared to Q1/19, reflecting a higher average gold price realized in Q1/20 and 19% more gold equivalent ounces sold compared to Q1/19.

Production costs applicable to sales increased by $1.4 million or 24% compared to Q1/19, reflecting a 19% increase in gold equivalent ounces sold as well as a 4% increase in cash cost per gold equivalent ounce, the latter reflecting the impact of 47% lower average grade of processed mineralized material in Q1/20 as compared to Q1/19.

All-in sustaining costs increased by $1.0 million or 9% in Q1/20, compared to Q1/19, almost entirely due to higher cash costs of $1.4 million. All-in sustaining cost per gold equivalent ounce decreased by 8% in Q1/20, compared to $1,454 in Q1/19, as the increase in all-in-sustaining costs was more than offset by the 19% increase in gold equivalent ounces sold in Q1/20.

Exploration Activities – Timmins

In Q1/20, we continued to focus on the primary goal of growing the resources and reserves adjacent to our existing operations in order to contribute to near-term gold production. We incurred $2.4 million in Q1/20 for exploration initiatives, consistent with the exploration expenditures of Q1/19. Drilling was suspended on March 26th as part of the suspension of  mining operations due to the COVID-19 pandemic.

Black Fox mine

A total of 59,386 feet (18,101 meters) of underground diamond drilling was completed during the first quarter of 2020, focusing on identifying and building additional underground resources adjacent to the Black Fox ore body.

Drilling during the quarter included the delineation and expansion of the mine’s western mineralization, within reach of the former 280-335 level production areas and exploration drilling below the deepest and lowest production platforms of the mine, to assess the long-range growth potential of the deep central ore zone below the 820-meter level.

Grey Fox and Stock exploration projects

No drilling activities were conducted during Q1/20 as our technical team focused their efforts and expenditures towards advancing the economic potential of the Black Fox deposit.

Several studies and consultations initiated in late 2019 and designed to assist with the technical and economic assessments of the Stock East Zone and Grey Fox resource clusters continued during the first quarter of 2020.

A program of infill-drilling is being designed for the Stock West target located 1,000 feet (300 meters) west from the historic Stock mine workings.

Froome

Excavation of the twin-tunnel access ramp, from the Black Fox pit wall towards the Froome Deposit, recommenced in mid February and we expect to be mining and producing from the deposit in late 2021.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The economics of residual leaching are measured by incremental revenues exceeding incremental costs; residual leaching is expected to continue as long as incremental revenues exceed incremental costs. Incremental residual leaching costs for the three months ended March 31, 2020 were $2.8 million, or $1,025 per gold equivalent ounce sold, compared to $2.9 million or $647 per gold equivalent ounce sold in Q1/19.

The following table summarizes certain operating results at the El Gallo Project for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	2.7	5.4
Sold	2.7	4.5
Silver ounces:
Produced	0.7	1.4
Sold	—	—
Gold equivalent ounces:
Produced	2.7	5.4
Sold	2.7	4.5
Revenue from gold and silver sales	$4,344	$5,798
Silver : gold ratio	94 : 1	75 : 1

Production and revenue decreased in Q1/20, compared to Q1/19, reflecting decreasing recoveries, as expected, as the El Gallo Project has been in residual leaching since mid 2018. Decreasing recoveries from residual heap leaching were partly offset by the implementation of many initiatives to improve recoveries from underneath the heap leach pad surface, which improved results in Q1/20.

The decrease in revenue, due to decrease in production, was partially offset by a significantly higher average realized gold price during Q1/20.

Advanced-Stage Properties – Fenix Project

Mine permitting progressed during Q1/20 building upon the environmental permit approval for in-pit tailings storage in the Samaniego pit and the additional approval for the process plant for phase 1 received in September 2019.

We incurred $0.7 million during Q1/20 on activities required to advance the Fenix Project as well as property holding payments for land titles. This compares to $1.8 million spent during Q1/19. The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

Potential Sale

In Q1/19, the Board of Directors discussed the potential sale of our Mexican business. At that time, the Fenix Project feasibility study and permitting effort was in progress. The permits for in-pit tailings storage and phase 1 development were received in Q3/19, and work on the feasibility study continues to advance. It has not been determined what, if any, action will be taken with respect to advancing the sale of the Mexican business.

MSC Segment, Argentina

The MSC segment is comprised of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2020 and 2019 on a 100% basis:

	Three months ended March 31,
	2020	2019
Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	106	128
Average grade (gpt)
Gold	7.5	7.1
Silver	504	501
Processed mineralized material (t)	85	110
Average grade (gpt)
Gold	7.6	6.9
Silver	466	460
Average recovery (%):
Gold	88.8	88.2
Silver	88.5	87.8
Gold ounces:
Produced	18.4	21.5
Sold	14.6	20.7
Silver ounces:
Produced	1,126	1,431
Sold	963	1,405
Gold equivalent ounces:
Produced	30.3	40.6
Sold	24.9	39.4
Revenue from gold and silver sales	$37,390	$47,885
Average realized price:
Gold ($/Au oz)	$1,697	$1,296
Silver ($/Ag oz)	$13.03	$14.98
Cash costs	$28,316	$29,533
All‑in sustaining costs	$39,612	$43,956
Cash cost per ounce ($/Au Eq. oz sold)	$1,138	$749
AISC per ounce ($/Au Eq. oz sold)	$1,592	$1,115
Silver : gold ratio	94 : 1	75 : 1

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1/20 compared to Q1/19

Gold and Silver Production decreased by 15% and 21%, respectively, in Q1/20 compared to Q1/19 due to a 23% decrease in processed mineralized material as a result of the Argentine government mandate to temporary halt operations, as of March 20, 2020, due to COVID-19.

Revenue from gold and silver sales decreased by 22% in Q1/20 reflecting fewer gold and silver ounces sold (29% and 31% fewer gold and silver ounces sold, respectively), due to lower production and temporary logistic issues that prevented the shipment of 4,700 ounces of gold and 210,700 ounces of silver held in inventory as of March 31, 2020 and a lower average realized silver price (13% lower compared to Q1/19). The negative impacts of fewer ounces sold and a lower average realized silver price were partially offset by a higher average realized gold price (31% higher compared to Q1/19).

Cash costs in Q1/20 decreased by $1.2 million or 4%, compared to Q1/19, reflecting lower tonnes of mineralized material processed and fewer ounces produced, partially offset by higher labor and maintenance costs. All-in sustaining costs for Q1/20 decreased by $4.4 million or 10%, compared to Q1/19, due to lower cash costs, coupled with lower sustaining capital investment in plant and equipment.

Cash cost and All-in sustaining cost per gold equivalent ounce sold were higher for Q1/20 compared to the same period in 2019, as the impact of slightly lower cash costs and AISC was spread over 37% fewer gold equivalent ounces sold as noted above.

Cash cost and AISC per gold equivalent ounce sold in Q1/20 were also impacted by the change in the silver:gold ratio starting in the second quarter of 2019. The change from a fixed silver:gold ratio of 75:1, used in Q1/19, to the actual average market price, reduced the number of gold equivalent ounces sold by MSC by 2,600 ounces in Q1/20. Using the fixed silver:gold ratio of 75:1, the cash cost and AISC per gold equivalent ounce sold would be $1,030 and $1,441, respectively, in Q1/20.

Investment in MSC

The Company’s 49% attributable share of operations from our investment in MSC was a loss of $2.7 million in Q1/20, compared to a loss of $2.3 million in Q1/19, reflecting a lower gross profit of $0.6 million due to lower revenue and comparable production costs applicable to sales and $0.7 million related to the temporary shutdown on March 20, both partially offset by lower exploration and deferred income and mining tax expense.

In Q1/20, on a 100% basis, MSC generated a cash gross profit of $9.1 million and incurred $8.6 million of development and other capital expenditures, $2.9 million of exploration spending and $2.2 million of other expenditures, with the latter primarily including $1.3 million related to costs of suspending activities in connection with the COVID-19 pandemic and foreign exchange losses.

MSC Dividend Distribution (49%)

No dividends were received in Q1/20 from MSC, compared to $2.0 million in dividends received in Q1/19. For more details on our Investment in MSC, refer to Note 9 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment, Argentina

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During Q1/20, the environmental baseline monitoring work continued as planned. We expect to continue environmental studies the rest of the year to gather further information necessary for the Environmental Impact Assessment for the next development phase.

The preliminary economic assessment for the Los Azules Project, completed and announced in September 2017, is available on our website at www.mcewenmining.com.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP financial performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We use these measures in evaluating our business and believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate the Company’s performance and ability to generate cash flow. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally.

The non-GAAP measures are presented for our wholly owned mines and the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for the San José mine may be found in Note 9, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

The presentation of these measures, including those for MSC, has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on MSC’s individual line items do not represent our legal claim to its assets and liabilities, or the revenues and expenses; and

●	Other companies in our industry may calculate their cash gross profit, cash costs, cash cost per ounce, all in sustaining costs, all in sustaining cost per ounce, average realized price per ounce, and liquid assets differently than we do, limiting the usefulness as a comparative measure.

Cash Gross Profit

Cash gross profit is a non-GAAP financial measure and does not have any standardized meaning. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss. Cash gross profit is calculated by adding back the depreciation and depletion expense to gross profit or loss.

The following tables present a reconciliation of cash gross profit to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)
	(in thousands)				(in thousands)
Gross (loss) profit	$(6,577)	$2,784	$108	$(3,685)	$(118)	$398	$1,149	$1,429
Add: Depreciation and depletion	3,862	2,748	88	6,698	152	2,710	144	3,006
Cash gross (loss) profit	$(2,715)	$5,532	$196	$3,013	$34	$3,108	$1,293	$4,435

	Three months ended March 31,
	2020	2019
San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$1,747	$2,972
Add: Depreciation and depletion	7,327	15,380
Cash gross profit	$9,074	$18,352

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

Cash costs consist of mining, processing, on-site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, but exclude depreciation and amortization, which are non-cash items. For Q1/20, MSC cash costs also excludes suspension costs of $1.3 million related to the temporary suspension of operations commencing on March 20, 2020 in response to the COVID-19 pandemic. The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

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

Costs excluded from cash costs and all-in sustaining costs, in addition to depreciation and depletion, are income and mining tax expense, all corporate financing charges, costs related to business combinations, asset acquisitions and asset disposal, impairment charges and any items that are deducted for the purpose of normalizing items.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs, incremental residual leaching costs for Q1/20 were $2.8 million or $1,025 per gold equivalent ounce sold, compared to $2.9 million or $647 per gold equivalent ounce sold in Q1/19:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total
	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$17,032	$7,207	$24,239	$—	$5,835	$5,835
Mine site reclamation, accretion and amortization	352	96	448	—	157	157
In‑mine exploration	—	425	425	—	1,150	1,150
Capitalized underground mine development (sustaining)	—	3,646	3,646	—	3,242	3,242
Capital expenditures on plant and equipment (sustaining)	1,790	50	1,840	—	102	102
Sustaining leases	477	95	572	—	54	54
All‑in sustaining costs	$19,651	$11,519	$31,170	$—	$10,540	$10,540
Ounces sold, including stream (Au Eq. oz)(1)	9.0	8.6	17.6	—	7.2	7.2
Cash cost per ounce ($/Au Eq. oz sold)	$1,887	$838	$1,375	$—	$805	$805
AISC per ounce ($/Au Eq. oz sold)	$2,177	$1,339	$1,768	$—	$1,454	$1,454
(1)	Total gold equivalent ounces sold for Q1/20 was 20,300, including ounces sold from the operating mines of 17,600, as disclosed above, and 2,700 ounces sold from the El Gallo Project. Total gold equivalent ounces sold for Q1/19 was 12,400, including 7,200 ounces sold from the Black Fox mine, as disclosed above, 4,500 ounces sold from the El Gallo Project and 700 ounces sold from pre-commercial production at the Gold Bar mine, for which cash cost and AISC were not disclosed in Q1/19.

	Three months ended March 31,
	2020	2019
San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$28,316	$29,533
Mine site reclamation, accretion and amortization	136	276
Site exploration expenses	2,866	3,339
Capitalized underground mine development (sustaining)	6,446	5,535
Less: Depreciation	(343)	(490)
Capital expenditures (sustaining)	2,191	5,763
All‑in sustaining costs	$39,612	$43,956
Ounces sold (Au Eq. oz)	24.9	39.4
Cash cost per ounce ($/Au Eq. oz sold)	$1,138	$749
AISC per ounce ($/Au Eq. oz sold)	$1,592	$1,115

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

	Three months ended March 31,
	2020	2019
Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$31,400	$15,583
Less: revenue from gold sales, stream	502	353
Revenue from gold and silver sales, excluding stream	$30,898	$15,230
Gold equivalent ounces sold	20.3	12.4
Less: gold ounces sold, stream	0.9	0.7
Gold equivalent ounces sold, excluding stream	19.4	11.7
Average realized price per Au Eq. oz sold, excluding stream	$1,591	$1,302

	Three months ended March 31,
	2020	2019
Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$24,838	$26,839
Silver sales	12,552	21,046
Gold and silver sales	$37,390	$47,885
Gold ounces sold	14.6	20.7
Silver ounces sold	963.2	1,404.7
Gold equivalent ounces sold	24.9	39.4
Average realized price per gold ounce sold	$1,697	$1,296
Average realized price per silver ounce sold	$13.03	$14.98
Average realized price per gold equivalent ounce sold	$1,503	$1,214

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at March 31, 2020 and 2019:

	March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$28,774	$11,907
Restricted cash	-	14,762
Investments	875	4,222
Precious Metals valued at market value (1)(2)	1,323	9,429
Total liquid assets	$30,972	$40,320
(1)	As at March 31, 2020 and 2019 we held 800 and 7,300 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,609 and $1,295 per ounce, respectively.
(2)	Precious metals valued at cost, inclusive of ounces to be delivered to Sandstorm, equals $1,486 and $6,432, respectively.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

The were no significant changes in our Critical Accounting Policies since December 31, 2019.

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

Risk Factors Impacting Forward-Looking Statements

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy;

●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the world-wide, national, state and local responses to such pandemics;

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

●	decisions of foreign countries, banks and courts within those countries;

●	unexpected changes in business, economic, and political conditions;

●	operating results of MSC;

●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

●	timing and amount of mine production;

●	our ability to retain and attract key personnel;

●	technological changes in the mining industry;

●	changes in operating, exploration or overhead costs;

●	access and availability of materials, equipment, supplies, labor and supervision, power and water;

●	results of current and future exploration activities;

●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

●	changes in our business strategy;

●	interpretation of drill hole results and the geology, grade and continuity of mineralization;

●	the uncertainty of reserve estimates and timing of development expenditures;

●	litigation or regulatory investigations and procedures affecting us;

●	changes in federal, state, provincial and local laws and regulations;

●	local and community impacts and issues including criminal activity and violent crimes;

●	accidents, public health issues, and labor disputes;

●	our continued listing on a public exchange;

●	uncertainty relating to title to mineral properties; and

●	changes in relationships with the local communities in the areas in which we operate.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the three months ended March 31, 2020, the Argentine peso devalued 7% compared to a devaluation of 13% in the same period of 2019.

During the three months ended March 31, 2020, the Mexican peso devalued 20%, compared to a 1% appreciation in the same period of 2019.

The Canadian dollar experienced an 8% depreciation against the U.S. dollar for the three months ended March 31, 2020, compared to a 2% appreciation in the comparable period of 2019.

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

Based on our Canadian cash balance of $3.9 million (C$5.6 million) at March 31, 2020, a 1% change in the Canadian dollar would result in a gain/loss of approximately $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2020, our VAT receivable balance was Mexican peso 12,362,857, equivalent to approximately $0.5 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $31.4 million for the three months ended March 31, 2020, a 10% change in the price of gold and silver would have had an impact of approximately $3.1 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At March 31, 2020, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of March 31, 2020, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.5 million as at March 31, 2020.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2020, we have surety bonds of $30.6 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2020, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

We are subject to risks related to the outbreak of COVID-19, including, but not limited to, the temporary partial or total cessation of activities at one or more of our operating mines and a disruption in the capital markets.

The novel coronavirus (“COVID-19”) has been declared a pandemic by the WHO and the Centers for Disease Control and Prevention and has spread globally, including throughout the US. In response, many jurisdictions, including in the US, some of its political subdivisions, Canada, Mexico, Argentina, and other countries have instituted restrictions on travel, public gatherings and certain business operations. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets. All of our operations have been temporarily suspended at one time or another and could be suspended again. The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our subsidiaries, including reduced demand for our products, impairment of goodwill or long-lived assets and impairment of our ability to develop and construct new mines and operate existing projects and to access funds from financial institutions and capital markets. In particular, these effects have and could continue to disrupt or delay mining at our operating projects, which in turn could have a material adverse effect on our operations, cash flow and financial condition. We may be at an increased risk of violating the provisions of our debt agreements. However, at this time, we are unable to determine the full impact the COVID-19 outbreak will have on current operations and financial condition.

Our ability to continue as a “going concern” contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plans to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, and our inability to successfully mitigate these risks could adversely affect our financial position, result in the loss of our assets and reduce the price of our common stock.

Our consolidated financial statements included in Item 1 of this Quarterly Report have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our liquidity and ability to comply with debt covenants under our Credit Agreement have been negatively impacted by the expected significant resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow, coupled with the disruptions to our operations caused by the COVID-19 pandemic. Our failure to comply with these covenants would result in a breach under the Credit Agreement, which in turn might result in the lenders accelerating the indebtedness and foreclosing on our assets. The uncertainty related to our continued operations, liquidity, and compliance with the financial covenants under our Agreement raises substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

In response to this uncertainty, we are in discussions with the lenders to seek relief from certain of the financial covenants. We are also evaluating options to re-finance the debt, raise additional equity, and curtail discretionary expenditures. Our ability to continue as a going concern is dependent on the successful resolution of these initiatives to ensure that we have sufficient liquidity and capital resources to satisfy the financial covenants in the Credit Agreement and to fund our operations. However, there is no assurance that these efforts will be successful.

There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our Credit Agreement covenants or allow us to continue as a going concern.

Otherwise, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

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
10.1

Employment Agreement between the Company and G. Peter Mah effective April 6, 2020 (incorporated by reference from the Current Report on Form 8- filed with the SEC on April 7, 2020, Exchibit 10.1, File No. 001-33190)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. Merushe (Meri) Verli.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Dr. Merushe (Meri) Verli.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2020 and 2019, (ii) the Unaudited Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 18, 2020	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Meri Verli
Date: May 18, 2020	By: Meri Verli,
Chief Financial Officer