Form 10-K/A
period 2019-12-31
McEwen Mining Inc.
filed 2020-06-30
CIK 314203

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing,  pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, the Company is filing the consent of the independent auditors and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2019, 2018 and 2017 and accordingly, the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2019 and 2018, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Changes in Equity, and Cash Flows for the years ended December 31, 2019, 2018 and 2017, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 16, 2020. Furthermore, readers are cautioned to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

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

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190)
4.1*	Description of Capital Stock (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 16, 2020, Exhibit 4.1, File No. 001-33190)
4.2*

Form of Warrant issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190)

4.3*

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

10.9.2*	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)
10.9.3*	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)
10.9.4*	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.9.5*	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
10.10*

Credit Agreement among the Company, Royal Capital Management Corp., as administrative agent, and the Lenders named therein dated August 10, 2018 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 16, 2018, Exhibit 10.1, File No. 001-033190)

10.11*

First Amendment, dated October 28, 2019, to Credit Agreement dated August 10, 2018 among the Company, Royal Capital Management Corp., as administrative agent, and the Lenders named therein (incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed with the SEC on October 30, 2019, Exhibit 10.1, File No. 001-33190)

10.12*

Placement Agency Agreement among the Company, Roth Capital Partners, LLC and A.G.P./Alliance Global Partners dated as of March 26, 2019 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.1, File No. 001-33190)

10.13*

Form of Securities Purchase Agreement between the Company and the purchaser in the March 2019 offering (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 10.2, File No. 001-33190)

21*	List of subsidiaries of the Company (incorporated by reference for the Form 10-K filed with the SEC on March 16, 2020, Exhibit 21, File No. 001-33190).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm incorporated by reference for the Form 10-K filed with the SEC on March 16, 2020, Exhibit 23.1, File No. 001-33190.
23.2*	Consent of P&E Mining Consultants Inc., Mining Engineers (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 16, 2020, Exhibit 23.2, File No. 001-33190).
23.3**	Consent of Pistrelli, Henry Martin Y Asociados S.R.L, Independent Auditors, regarding report in Exhibit 99.1.
31.1**	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Robert R. McEwen.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dr. Merushe (Meri) Verli
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Dr. Merushe (Meri) Verli
95*	Mine safety disclosure (incorporated by reference for the Form 10-K filed with the SEC on March 16, 2020, Exhibit 95, File No. 001-33190).
99.1**	Audited Financial Statements of Minera Santa Cruz SA. for the years ended December 31, 2019, 2018 and 2017, with Report of Independent Auditor.

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2019, 2018 and 2017, (ii) the Audited Consolidated Balance Sheets as of December 31, 2019 and 2017, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) the Notes to the Audited Consolidated Financial Statements. (incorporated by reference for the Form 10-K filed with the SEC on March 16, 2020, Exhibit 101, File No. 001-33190).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Previously filed with or incorporated by reference in the original filing filed on March 16, 2020.

**   Filed with this amendment.

+     Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Merushe (Meri) Verli
Dated: June 30, 2020		Merushe (Meri) Verli , Chief Financial Officer