Form 10-Q
period 2020-06-30
McEwen Mining Inc.
filed 2020-08-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 402,490,125 shares outstanding as of August 6, 2020

MCEWEN MINING INC.

FORM 10-Q

PART I

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue from gold and silver sales	$18,291	$36,383	$49,691	$51,966
Production costs applicable to sales	(22,354)	(24,699)	(50,741)	(35,848)
Depreciation and depletion	(4,812)	(7,007)	(11,510)	(10,013)
Gross (loss) profit	(8,875)	4,677	(12,560)	6,105

OTHER OPERATING EXPENSES:
Advanced projects	(2,887)	(2,095)	(5,437)	(4,741)
Exploration	(3,548)	(5,872)	(7,338)	(10,022)
General and administrative	(2,240)	(3,172)	(4,304)	(5,433)
Loss from investment in Minera Santa Cruz S.A. (note 10)	(1,045)	(4,137)	(3,721)	(6,447)
Depreciation	(114)	(169)	(229)	(321)
Revision of estimates and accretion of asset retirement obligations (note 12)	(457)	(427)	(1,117)	(888)
Impairment of mineral property interests and plant and equipment (note 9)	—	—	(83,805)	—
Other operating (note 4)	(1,968)	—	(1,968)	—
	(12,259)	(15,872)	(107,919)	(27,852)
Operating loss	(21,134)	(11,195)	(120,479)	(21,747)

OTHER INCOME (EXPENSE):
Interest and other finance expense, net	(1,754)	(2,783)	(3,631)	(3,296)
Other income (note 5)	3,044	463	3,981	1,510
Total other income (expense)	1,290	(2,320)	350	(1,786)
Loss before income and mining taxes	(19,844)	(13,515)	(120,129)	(23,533)
Income and mining tax recovery	30	501	1,124	383
Net loss	$(19,814)	$(13,014)	$(119,005)	$(23,150)

Net loss per share (note 14):
Basic and Diluted	$(0.05)	$(0.04)	$(0.30)	$(0.07)
Weighted average common shares outstanding (thousands) (note 14):
Basic and Diluted	400,513	346,998	400,442	346,095

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$18,410	$46,452
Investments (note 6)	—	1,885
Receivables, prepaids and other assets (note 7)	6,417	5,265
Inventories (note 8)	33,371	38,376
Total current assets	58,198	91,978
Mineral property interests and plant and equipment, net (note 9)	333,764	418,791
Investment in Minera Santa Cruz S.A. (note 10)	106,180	110,183
Inventories, long-term (note 8)	5,898	9,603
Other assets	667	668
TOTAL ASSETS	$504,707	$631,223

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,121	$34,070
Debt, current portion (note 11)	—	5,000
Debt to related party, current portion (note 11)	—	5,000
Lease liabilities, current portion	2,175	2,115
Asset retirement obligation, current portion (note 12)	2,383	2,610
Total current liabilities	32,679	48,795
Lease liabilities, long-term	3,904	5,018
Debt (note 11)	23,904	19,758
Debt to related party (note 11)	23,904	19,758
Asset retirement obligation, long-term (note 12)	30,355	29,591
Other liabilities	3,486	3,910
Deferred income and mining tax liability	3,763	4,914
Total liabilities	$121,995	$131,744

Shareholders’ equity:
Common shares: 402,491 as of June 30, 2020 and 400,339 as of December 31, 2019 issued and outstanding (in thousands) (note 13)	$1,532,940	$1,530,702
Accumulated deficit	(1,150,228)	(1,031,223)
Total shareholders’ equity	382,712	499,479
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$504,707	$631,223

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended June 30, 2019 and 2020:	Shares	Amount	Deficit	Total
Balance, March 31, 2019	359,986	$1,479,809	$(981,612)	$498,197
Stock-based compensation	—	136	—	136
Exercise of stock options	36	37	—	37
Units issued in connection with registered direct offering , net of share issue costs	1,935	2,658	—	2,658
Net loss	—	—	(13,014)	(13,014)
Balance, June 30, 2019	361,957	$1,482,640	$(994,626)	$488,014

Balance, March 31, 2020	400,399	$1,530,852	$(1,130,414)	$400,438
Stock-based compensation	—	213	—	213
Shares issued for debt refinancing	2,092	1,875	—	1,875
Net loss	—	—	(19,814)	(19,814)
Balance, June 30, 2020	402,491	$1,532,940	$(1,150,228)	$382,712

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Six months ended June 30, 2019 and 2020:	Shares	Amount	Deficit	Total
Balance, December 31, 2018	344,560	$1,457,422	$(971,476)	$485,946
Stock-based compensation	—	197	—	197
Exercise of stock options	258	260	—	260
Units issued in connection with registered direct offering , net of share issue costs	16,129	22,910	—	22,910
Sale of common stock in ATM offering	1,010	1,851	—	1,851
Net loss	—	—	(23,150)	(23,150)
Balance, June 30, 2019	361,957	$1,482,640	$(994,626)	$488,014

Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$499,479
Stock-based compensation	—	302	—	302
Exercise of stock options	60	61	—	61
Shares issued for debt refinancing	2,092	1,875	—	1,875
Net loss	—	—	(119,005)	(119,005)
Balance, June 30, 2020	402,491	$1,532,940	$(1,150,228)	$382,712

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(119,005)	$(23,150)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (note 9)	83,805	—
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 10)	3,721	6,447
Depreciation and amortization	11,629	6,768
Loss (gain) on investments (note 6)	620	(1,752)
Income and mining tax (recovery)	(1,124)	(383)
Stock-based compensation	302	197
Revision of estimates and accretion of asset retirement obligations (note 12)	666	888
Foreign exchange (gain) loss	(969)	610
Decrease (increase) in other assets related to operations	6,705	(2,895)
(Decrease) increase in liabilities related to operations	(6,449)	4,118
Cash used in operating activities	$(20,099)	$(9,152)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(8,503)	$(24,484)
Proceeds from sale of investments (note 6)	305	—
Dividends received from Minera Santa Cruz S.A. (note 10)	282	2,020
Cash used in investing activities	$(7,916)	$(22,464)

Cash flows from financing activities:
Proceeds from sale of units, net of share issue costs (note 13)	$—	$22,910
Proceeds of at-the-market common stock sale (note 13)	—	1,851
Proceeds of exercise of stock options	61	260
Payment of finance lease obligations	(1,057)	(1,026)
Cash (used in) provided by financing activities	$(996)	$23,995
Effect of exchange rate change on cash and cash equivalents	969	(383)
(Decrease) in cash, cash equivalents and restricted cash	(28,042)	(8,004)
Cash, cash equivalents and restricted cash, beginning of period	46,500	30,489
Cash, cash equivalents and restricted cash, end of period (note 18)	$18,458	$22,485

Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest paid	$(2,570)	$(1,316)
Interest received	151	3

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and six months ended June 30, 2020 and 2019, the unaudited Consolidated Balance Sheets as at June 30, 2020 and December 31, 2019, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2019. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

On March 11, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. As a result of the pandemic, many jurisdictions, including the United States, Canada, Mexico and Argentina, instituted restrictions on travel, public gatherings, and certain business operations. Even absent government-mandated shut-downs, we were required to suspend operations at our mines to protect the health and safety of our employees and contractors. This resulted in temporary shutdowns of all or a portion of our operations at all our mine sites at the start of Q2. Since that date, all operations at all of our operating mines and at El Gallo in Mexico have recommenced following a ramp-up period, with operations at the San Jose mine in Argentina still compromised due to travel restrictions which affect mobilization of personnel.

The temporary shutdowns adversely impacted the Company’s operations, cash flow, and liquidity in the second quarter of 2020. In addition to the adverse effect on revenue, we have incurred costs in connection with the shutdowns and subsequent ramp-up. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. Achieving normal operating capacity is also dependant on the continued availability of supplies, which is out of the Company’s control. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be further affected.

The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary).

As of the date of the issuance of these unaudited Condensed Consolidated Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements.

Going Concern

In the preparation of the interim financial statements, management is required to identify when events or conditions indicate that substantial doubt may exist about the Company’s ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern would exist when relevant conditions and events, considered in aggregate, indicate that the Company will not be able to meet its obligations as they become due for a period of at least, but not limited to, 12 months from the balance sheet date. When the Company identifies conditions or events that raise potential for substantial doubt about its ability to continue as a going concern, the Company considers whether its plans that are intended to mitigate those relevant conditions or events will alleviate the potential substantial doubt.

In June 2020, the Company refinanced its senior secured term loan facility (see note 11) and was in full compliance with financial covenants as at June 30, 2020. However, as a result of the significant expected resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow coupled with, operational challenges at Black Fox, and the disruptions to the Company’s operations caused by the COVID-19 pandemic, there is uncertainty about the Company’s ability to generate sufficient operating cash flow to both conduct further operation, exploration and development of its mineral properties and to remain in compliance with certain of its financial covenants, over the next 12 months. Non-compliance with these covenants would result in a breach under the Company’s debt agreement.

In response to this uncertainty, the Company is evaluating options to raise additional equity, and curtail expenditures. The Company’s ability to continue as a going concern is dependent on the successful completion of one or both of these initiatives to ensure that the Company has sufficient liquidity in order to fund its operations and remain in compliance with its debt covenants.  After considering its plans, management has concluded that there are no material uncertainties relating to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern for a period of 12 months from the consolidated balance sheet date. The estimates used by management in reaching this conclusion are based on information available as at the date these financial statements were authorized for issuance and include internally generated cash flow forecasts. Accordingly, actual results could differ from these estimates and resulting variances may be material to management’s assessment.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Recently Adopted Accounting Pronouncements

Accounting for Government Assistance: In June 2020, the Company analogized guidance to account for the COVID relief funds received from the Small Business Administration (SBA) and the Canada Revenue Agency (“CRA”). The ability to analogize standards from other GAAP sources is provisioned under ASC 105-05-2 when guidance is not provided for certain transactions under US GAAP. The adoption of the standard had a material impact on the financial statements as of June 30, 2020. Under this policy, the Company has recognized a deferred government assistance liability in the consolidated balance sheets with regards to the funds received and will recognize the income from the funds in the Statement of Operations as the criteria for recognition of the relief funds are met.

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying, or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Income Taxes:  In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740).”  ASU 2019-12 simplifies the accounting for income taxes by reducing existing complexity in accounting standards.  The update to the accounting standards is effective for the Company for the fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is currently evaluating the effect of this amendment and the impact it may have on the Company’s consolidated financial statements.

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining Inc. is engaged in the exploration, development, production and sale of gold and silver and exploration for copper, with operations located in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

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

Production costs applicable to sales for the El Gallo project of  $7.3 million for the six months ended June 30, 2020 (same period in 2019 - $10.7 million) include $3.1 million of residual leaching spending in the period, net of $2.0 million capitalized in inventory (same period in 2019 - $3.8 million, net of $1.8 million capitalized in inventory) with the remainder representing costs recorded in the leach pad inventory balances in prior periods.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended June 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$10,770	$4,166	$3,355	$—	$—	$18,291
Production costs applicable to sales	(11,039)	(8,150)	(3,165)	—	—	(22,354)
Depreciation and depletion	(2,565)	(2,184)	(63)	—	—	(4,812)
Gross (loss) profit	(2,834)	(6,168)	127	—	—	(8,875)

Advanced projects	(183)	(1,760)	(944)	—	—	(2,887)
Exploration	(2,031)	(840)	(36)	—	(641)	(3,548)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,045)	—	(1,045)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(6,438)	$(9,346)	$(853)	$(1,045)	$(641)	$(18,323)
General and Administrative and other						(1,521)
Loss before income and mining taxes						$(19,844)

Capital expenditures	$2,799	211	—	—	—	$3,010

Six months ended June 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$25,088	$16,905	$7,698	$—	$—	$49,691
Production costs applicable to sales	(28,071)	(15,357)	(7,313)	—	—	(50,741)
Depreciation and depletion	(6,428)	(4,932)	(150)	—	—	(11,510)
Gross (loss) profit	(9,411)	(3,384)	235	—	—	(12,560)

Advanced projects	(548)	(2,826)	(2,063)	—	—	(5,437)
Exploration	(2,840)	(3,245)	(36)	—	(1,217)	(7,338)
Impairment of mineral property interests and plant and equipment (note 9)	(83,805)	—	—	—	—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(3,721)	—	(3,721)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(97,994)	$(10,033)	$(1,864)	$(3,721)	$(1,217)	$(114,829)
General and Administrative and other						(5,300)
Loss before income and mining taxes						$(120,129)

Capital expenditures	$4,606	$3,940	$—	$—	$—	$8,546

Three months ended June 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$11,522	$16,049	$8,812	$—	$—	$36,383
Production costs applicable to sales	(7,835)	(10,639)	(6,225)	—	—	(24,699)
Depreciation and depletion	(2,568)	(4,221)	(218)	—	—	(7,007)
Gross profit	1,119	1,189	2,369	—	—	4,677

Advanced projects	(390)	—	(1,705)	—	—	(2,095)
Exploration	(1,292)	(4,062)	—	—	(518)	(5,872)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(4,137)	—	(4,137)
Segment (loss) income	$(563)	$(2,873)	$664	$(4,137)	$(518)	$(7,427)
General and Administrative and other						(6,088)
Loss before income and mining taxes						$(13,515)

Capital expenditures	$3,606	$4,518	$—	$—	$—	$8,124

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Six months ended June 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$12,364	$24,992	$14,610	$—	$—	$51,966
Production costs applicable to sales	(8,643)	(16,475)	(10,730)	—	—	(35,848)
Depreciation and depletion	(2,720)	(6,931)	(362)	—	—	(10,013)
Gross profit	1,001	1,586	3,518	—	—	6,105

Advanced projects	(586)	—	(4,155)	—	—	(4,741)
Exploration	(1,902)	(6,483)	—	—	(1,637)	(10,022)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(6,447)	—	(6,447)
Segment loss	$(1,487)	$(4,897)	$(637)	$(6,447)	$(1,637)	$(15,105)
General and Administrative and other						(8,428)
Loss before income and mining taxes						$(23,533)

Capital expenditures	$16,614	$7,875	$—	$—	$—	$24,489

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019
USA	$50,906	$135,854	$10,770	$11,522	$25,088	$12,364
Canada	76,697	77,147	4,166	16,049	16,905	24,992
Mexico	20,139	23,551	3,355	8,812	7,698	14,610
Argentina (2)	297,670	302,598	—	—	—	—
Total consolidated (3)	$445,412	$539,150	$18,291	$36,383	$49,691	$51,966
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $106.2 million as of June 30, 2020 (December 31, 2019 – $110.2 million).
(3)	Total excludes $1.1 million related to the Company's office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

NOTE 4 OTHER OPERATING

During Q2 2020, the Company temporarily suspended operations at its Gold Bar and Black Fox mine sites as measures to combat COVID-19. Costs incurred while operations were suspended total $0.9 million at Gold Bar and $0.6 million at Black Fox. In addition, the Gold Bar operational shutdown was extended while the Company conducted a thorough review of its resource and mine plan during Q2 2020. Upon completion of this review, the Company commenced a controlled and phased ramp up of operations through the remainder of the second quarter. Costs incurred due to the resource review were $0.5 million.

.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 5 OTHER INCOME

The following is a summary of other income for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
COVID Relief	$2,691	$—	$2,691	$—
Unrealized and realized (loss) gain on investments (note 5)	279	925	(619)	1,752
Foreign currency gain (loss)	60	(537)	1,868	(374)
Other income, net	14	75	41	132
Total other income	$3,044	$463	$3,981	$1,510

In response to COVID-19, the United States and Canadian governments enacted significant relief measures to support businesses directly and adversely impacted by the pandemic. During Q2 2020, the Company secured $1.9 million of relief from the US government under the paychecks protection (“PPP”) program. The funds are fully forgivable so long as sufficient eligible expenditures are incurred in a 24 week period. The Company expects to comply with the forgiveness criteria. The income from the PPP program is recognized on a systematic basis as eligible forgivable expenditures are incurred. As at June 30, 2020, $1.2 million has been recognized as other income. The Company also secured $1.5 million of government relief in Canada through the Canadian Emergency Wage Subsidy program all of which has been recognized in other income.

NOTE 6 INVESTMENTS

The following is a summary of the activity in investments for the six months ended June 30, 2020 and 2019:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net (loss) on	transfers during	(loss) on	June 30,
	2019	period	securities sold	period	securities held	2020
Marketable equity securities	$1,885	$—	$(619)	$(1,266)	$—	$—

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain on	June 30,
	2018	period	securities sold	period	securities held	2019
Marketable equity securities	$2,718	$264	$—	$—	$1,372	$4,354
Warrants	413	—	—	—	380	793
Investments	$3,131	$264	$—	$—	$1,752	$5,147

During the six months ended June 30, 2020, the Company sold marketable equity securities for proceeds of $1.3 million (six months ended June 30,2019 - $nil), and realized a loss of $0.6 million (six months ended June 30, 2019 - $nil).

During the three months ended June 30, 2020, the Company sold marketable equity securities for proceeds of $1.2 million (three months ended June 30, 2019 - $nil) and realized loss of  $0.6 million (three months ended June 30, 2019 – $nil)

The cost of marketable equity securities at June 30, 2020 was $nil (December 31, 2019 – $1.3 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 7 RECEIVABLES, PREPAIDS AND OTHER ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Trade and other receivables	$1,843	$—
Government sales tax receivable	1,460	2,658
Prepaids and other assets	3,114	2,607
Receivables and other current assets	$6,417	$5,265

Government sales tax receivable includes $0.8 million of Mexican value added tax (“VAT”) at June 30, 2020 (December 31, 2019 – $0.7 million). The Company collected $0.5 million of VAT during the six months ended June 30, 2020 (June 30, 2019 – $1.0 million).

Trade and other receivables includes $0.9 million receivable from gold sales and $0.9 million receivable from the sale of marketable securities. The funds were received subsequent to quarter end.

NOTE 8 INVENTORIES

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Material on leach pads	$29,632	$37,328
In-process inventory	3,770	3,847
Stockpiles	696	1,384
Precious metals	739	1,038
Materials and supplies	4,432	4,382
Inventories	$39,269	$47,979
Less current portion	33,371	38,376
Long-term portion	$5,898	$9,603

During the three and six months ended June 30, 2020, the inventory of the Black Fox Mine was written down to its net realizable value. The write-down was $1.9 million, of which $1.5 million was included in production costs applicable to sales (three and six months ended June 30, 2019 - $nil). In addition, the inventory of the Gold Bar Mine was also written down to its net realizable value in the first quarter of 2020. The write-down was $1.2 million, of which $1.1 million was included in production costs applicable to sales (three and six months ended June 30, 2019 - $nil).

NOTE 9 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

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

As part of the analysis conducted in Q1 2020, the Company determined that indicators of impairment existed for the long-lived assets at the Gold Bar mine and that the long-lived assets at the Gold Bar mine were not recoverable on an undiscounted basis. The fair value of the Gold Bar mine was determined using the discounted cash flow method, coupled

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

with an in-situ resource multiple for mineralized material not included in the life of mine plan. Future cash flows were estimated based on estimated quantities of recoverable mineralized material, expected gold prices, estimated production levels, operating costs, capital requirements and reclamation costs, all based on the life-of-mine plan using the preliminary estimated resources. The in-situ resource multiple applied to the mineralized material not included in the life-of-mine plan was estimated by evaluating observable market transactions. The Company concluded that the carrying value of the long-lived assets at the Gold Bar mine was impaired and recorded a non-cash impairment charge reducing plant and equipment and mineral property interests by the amount of $83.8 million.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s non-recurring Level 3 fair value measurement of the Gold Bar mine:

	Date of Fair Value Measurement	Valuation Technique	Unobservable Input	Range/ Weighted Average

Gold Bar Mine	March 31, 2020	Discounted Cash Flow	Discount Rate	9%
			Long Term Gold Price	$1,430/oz
			United States Inflation Index	2%

The estimated future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold prices, production levels and costs of capital are each subject to significant risks and uncertainties.

NOTE 10 INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

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

A summary of the operating results for MSC for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$47,081	$65,997	$84,471	$114,818
Production costs applicable to sales	(30,402)	(46,514)	(58,718)	(76,047)
Depreciation and depletion	(7,650)	(16,545)	(14,977)	(31,925)
Gross profit	9,029	2,938	10,776	6,846
Exploration	(2,175)	(2,553)	(5,041)	(5,891)
Other expenses	(8,925)	(979)	(11,142)	(3,532)
Net (loss) before tax	$(2,071)	$(594)	$(5,407)	$(2,577)
Current and deferred tax recovery/(expense)	1,884	(3,049)	1,933	(3,838)
Net loss	$(187)	$(3,643)	$(3,474)	$(6,415)

Portion attributable to McEwen Mining Inc. (49%)
Net loss	$(92)	$(1,785)	$(1,703)	$(3,143)
Amortization of fair value increments	(1,251)	(2,459)	(2,636)	(4,372)
Income tax recovery	298	107	618	1,068
Loss from investment in MSC, net of amortization	$(1,045)	$(4,137)	$(3,721)	$(6,447)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Shutdown costs related to the COVID-19 pandemic were recognized in other expenses and totaled $5.9 million during the three months ended June 30, 2020 and $7.2 million for the six months ended June 30, 2020.

The loss from investment in MSC attributable to the Company includes the amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition.

Changes in the Company’s investment in MSC for the six months ended June 30, 2020 and year ended December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Investment in MSC, beginning of period	$110,183	$127,814
Attributable net loss from MSC	(1,703)	(2,097)
Amortization of fair value increments	(2,636)	(9,448)
Income tax recovery	618	2,791
Dividend distribution received	(282)	(8,877)
Investment in MSC, end of period	$106,180	$110,183

During the three and six months ended June 30, 2020, the Company received $0.3 million in dividends from MSC (three and six months ended June 30, 2019 – nil and $2.0 million, respectively).

A summary of the key assets and liabilities of MSC as at June 30, 2020, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at June 30, 2020	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$84,654	$952	$85,606
Total assets	$180,986	$113,628	$294,614

Current liabilities	$(43,958)	$—	$(43,958)
Total liabilities	$(72,944)	$(4,977)	$(77,921)

NOTE 11 DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp., as administrative agent, and the lenders party thereto.  Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million and which terms differed in material respects from the old loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as a lender and the administrative agent and an affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal are extended by two years. Monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022 and continuing for 12 months, followed by a final principal payment of $26.0 million plus any accrued interest on August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 to the end of 2021. The working capital requirement increases to $5.0 million for March 31, 2022, $7.0 million for June 30, 2022, and $10 million for September 30, 2022 and thereafter.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

●	The Company issued 2,091,700 shares valued at $1,875,000 to the lenders as bonus interest. The value of the shares plus the unamortized costs of the original term loan will be amortized over the modified term of the loan.

The remaining principal terms of the original agreement remain unchanged.

A reconciliation of the Company’s long-term debt for the six months ended June 30, 2020 and for the year ended December 31, 2019 is as follows:

	Six months ending June 30, 2020	Year ending December 31, 2019
Balance, beginning of period	$49,516	$49,206
Interest expense	2,598	5,185
Interest payments	(2,431)	(4,875)
Debt amendment fee	(1,875)	—
Balance, end of period	$47,808	$49,516
Less current portion	—	10,000
Long-term portion	$47,808	$39,516

During the six months ended June 30, 2020, $nil of interest was capitalized in plant and equipment (six months ended June 30, 2019 – $0.6 million, capitalized to Gold Bar construction).

NOTE 12 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2020 and for the year ended December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Asset retirement obligation liability, beginning balance	$32,201	$29,402
Settlements	(128)	(513)
Accretion of liability	914	1,680
Adjustment reflecting updated estimates	262	1,012
Foreign exchange revaluation	(511)	620
Asset retirement obligation liability, ending balance	$32,738	$32,201
Less current portion	2,383	2,610
Long-term portion	$30,355	$29,591

The Company’s reclamation expenses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Reclamation adjustment reflecting updated estimates	$—	$24	$203	$88
Reclamation accretion	457	403	914	800
Total	$457	$427	$1,117	888

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 13 SHAREHOLDERS’ EQUITY

Equity Issuances

June 2020 Amended and Restated Credit Agreement

Pursuant to the ARCA executed on June 25, 2020, the Company issued 2,091,700 common shares to the lenders as consideration for the maintenance, continuation, and the extension of the maturity date of the loan. The Company valued the shares at $1.9 million.

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

On March 29, 2019, the Company also issued 1,935,484 Subscription Receipts at $1.55 per Subscription Receipt to certain executive officers, directors, employees and consultants. Upon shareholder and NYSE approval on May 23, 2019, the Subscription Receipts were converted into 1,935,484 Units for net proceeds of $2.6 million (net of issuance costs of $0.4 million). All Units issued under the offering have identical terms.

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

Stock Options

During the six months ended June 30, 2020, the Company issued 60,000 common shares for proceeds of $0.1 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.06 per share. During the six months ending June 30, 2019, the Company issued 257,500 common shares for proceeds of $0.3 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.01 per share.

Shareholders’ Distributions

Pursuant to the ARCA (Note 11), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 14 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019, as they would be anti-dilutive.

For the six months ended June 30, 2020, all of the outstanding options (4,436,784) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share (June 30, 2019 – 6,345,150 outstanding options and 8,064,150 outstanding warrants).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 15 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lexam L.P.	$—	$16	$76	$77
REVlaw	50	86	88	128

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2020	December 31, 2019
Lexam L.P.	$59	$65
REVlaw	$52	$12

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three and six months ended June 30, 2020, the Company paid $0.6 million and $1.2 million, respectively, (three and six months ended June 30, 2019 – $0.6 million and $1.2 million, respectively) in interest to this affiliate. Furthermore, pursuant to the ARCA, 1,045,850 shares valued at $0.9 million were issued to the affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 11).

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at June 30, 2020 and December 31, 2019, as reported in the Consolidated Balance Sheets:

	Fair value as at June 30, 2020			Fair value as at December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$—	$—	$—	$1,885	$—	$1,885

The Company’s investments consisted of marketable equity securities which were exchange-traded and valued using quoted market prices in active markets and as such were classified within Level 1 of the fair value hierarchy.  The fair value of the investments was calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

During the six months ended June 30, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar Mine totaling $83.8 million based on Level 3 inputs.  See Note 9 for details.

Debt is recorded at amortized cost of $47.8 million (December 31, 2019 – $49.5 million).  The debt is not traded on quoted markets.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their historically negligible credit losses.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 17 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 11), as at June 30, 2020, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.1 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $11.2 million (C$14.9 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as restricted cash in other assets (Note 18).

Surety Bonds

As at June 30, 2020, the Company has a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $11.2 million (C$14.9 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2%. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. Subsequent to quarter end, the Company provided $2.8 million as collateral against the surety facility.

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2020, the Company recorded revenue of $0.2 million and $0.7 million, respectively, (for the three and six months ended June 30, 2019 – $0.5 million and $0.9 million, respectively) related to the gold stream sales.

NOTE 18 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$18,410	$46,452
Restricted cash included in other assets	48	48
Total cash, cash equivalents, and restricted cash	$18,458	$46,500

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2020 and compares it to our financial condition at December 31, 2019. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2020 and compares those to the results for the three and six months ended June 30, 2019. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three and six months ended June 30, 2020 and 2019 and to our Balance Sheets as of June 30, 2020 and December 31, 2019 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 36.

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

We operate in the United States, Canada, Mexico and Argentina. We own a 100% interest in the Gold Bar mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo Project and the Fenix silver-gold project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2020 and 2019 are abbreviated as Q2/20 and Q2/19, respectively, and the reporting periods for the six months ended June 30, 2020 and 2019 are abbreviated as H1/20 and H1/19, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 94:1 silver to gold ratio for the first quarter of 2020, 104:1 silver to gold ratio for the second quarter of 2020, 75:1 silver to gold ratio for the first quarter of 2019 and 88:1 for the second quarter of 2019. Beginning with the second quarter of 2019, we adopted a variable silver:gold ratio for reporting that approximates the average price during each fiscal quarter.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. During late March and early April, our operations were disrupted by temporary shutdowns to protect our workforce from the spread of the virus, as described below:

●	All operations at Black Fox were temporarily suspended on March 26 and resumed on April 13;
●	Mining operations at the Gold Bar mine were suspended on April 1 and resumed on May 4, while leaching activities continued during the period.
●	Operating activities at the El Gallo Project were suspended on April 1, while leaching activities continued. Operations resumed June 1.
●	Operations at the San José mine owned by MSC (operated by our joint venture partner) closed March 20 and resumed with scaled back operations by the end of April. As of the date of this quarterly report, operations at the San Jose Mine are still curtailed due to travel restrictions which affect mobilization of personnel; and
●	Our head office in Toronto, Canada was shut down effective March 13 and all employees are performing their functions remotely.

During the shutdown periods, rigorous policies and procedures have been implemented at each site to minimize potential health and safety risks to our workforce.

The temporary shutdowns adversely impacted our mine operations, cash flow, and liquidity during the second quarter of 2020, and are expected to continue to have adverse consequences to us beyond Q2/20. In addition to the adverse effect on production and revenue, we have incurred costs in connection with the shutdowns and subsequent ramp-up. The long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. Our liquidity and financial condition has been adversely affected and we are at an increased risk of not having sufficient cash flow to fund our operations and an increased risk of default under our debt agreement. Achieving and maintaining normal operating capacity is also dependent on the continued availability of supplies, which is out of our control. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

During Q2/20, we incurred expenditures of $0.9 million and $0.6 million, respectively, resulting from temporarily suspending operations at the Gold Bar and Black Fox mines. Suspension costs include labor, contractors and other costs.

The governments of the United States, Canada, Mexico and Argentina have enacted or proposed legislation to provide relief to companies and/or individuals affected by the enforced reduction in operations. During Q2/20, we secured $1.9 million of relief from the US government under the paycheck protection program (“PPP”). The funds are fully forgivable so long as eligible expenditures are incurred in a 24-week period. We expect to comply with the forgiveness criteria. We also secured $1.5 million of government relief in Canada through the Canadian Emergency Wage Subsidy (“CEWS”) program.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2/20 are included below and discussed further under Consolidated Financial Performance:

COVID-19 shutdowns

●	During Q2/20, our operations were disrupted by the COVID-19 global pandemic, which resulted in temporary shutdowns of all our operations aimed to protect our workforce from the spread of the virus. All operations at our operating mines and at the El Gallo Project have recommenced following a ramp-up period, with operations at the San Jose Mine still curtailed due to travel restrictions which affect mobilization of the personnel.

Performance

●	Production of 19,200 gold equivalent ounces, including 9,000 attributable gold equivalent ounces from the San José mine(1).
●	Sales of 22,400 gold equivalent ounces, including 11,600 attributable gold equivalent ounces from the San José mine.

Results of Operations

●	Revenue from gold and silver sales of $18.3 million from the sale of 10,800 gold equivalent ounces from our 100% owned properties at an average realized price(2) of $1,733 per gold equivalent ounce.
●	Cash gross loss(2) of $4.1 million; gross loss of $8.9 million on a US GAAP basis.

●	Net loss of $19.8 million, primarily due to a gross loss of $8.9 million, $6.4 million spent on exploration and advanced projects and $2.0 million of shutdown costs related to the temporary suspension of operations at the Gold Bar and Black Fox mine sites.
●	Cash and cash equivalents of $18.4 million at June 30, 2020.

Exploration and Reserves

●	Completed 45,000 feet (14,000 meters) of underground diamond drilling in the Black Fox Complex focused on identifying and building additional underground gold resources adjacent to the existing Black Fox ore body.

●	Continued drilling at Gold Bar South and verified extended mineralization towards the south of the deposit. Subject to permitting advancing as planned, the mining of Gold Bar South could begin in the second half of 2021.

●	Continued the review of our Gold Bar mine reserve. Completion of a new resource estimate and mine plan are being finalized in the third quarter of 2020. A new reserve estimate is expected in the fourth quarter of 2020.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 36.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$18,291	$36,383	$49,691	$51,966
Production costs applicable to sales	$(22,354)	$(24,699)	$(50,741)	$(35,848)
Loss before income and mining taxes	$(19,844)	$(13,515)	$(120,129)	$(23,533)
Net loss(2)	$(19,814)	$(13,014)	$(119,005)	$(23,150)
Net loss per share(2)	$(0.05)	$(0.04)	$(0.30)	$(0.07)
Cash (used in) provided by operating activities	$(8,191)	$1,669	$(20,099)	$(9,152)
Cash additions to mineral property interests and plant and equipment	$3,000	$7,972	$8,503	$24,484
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the six months ended June 30, 2020 include an impairment charge of $83.8 million, or $0.21 per share.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	19.2	45.9	54.2	82.2
100% owned operations	10.2	22.7	30.4	39.1
San José mine (49% attributable)	9.0	23.2	23.8	43.1
Sold - gold equivalent ounces(1)	22.4	51.9	54.9	83.5
100% owned operations	10.8	28.1	31.1	40.5
San José mine (49% attributable)	11.6	23.8	23.8	43.0
Average realized price ($/Au Eq. oz)(2)(3)	$1,733	$1,318	$1,641	$1,313
P.M. Fix Gold ($/oz)	$1,711	$1,309	$1,645	$1,307
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$2,170	$863	$1,641	$857
San José mine (49% attributable)	$1,280	$960	$1,207	$865
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$2,719	$1,152	$2,086	$1,262
San José mine (49% attributable)	$1,476	$1,207	$1,535	$1,165
Cash gross (loss) profit(2)	$(4,063)	$11,684	$(1,050)	16,118
Silver : Gold ratio(1)	104:1	88:1	100:1	82:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 104:1 for Q2/20 and 88:1 for Q2/19. See page 20.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 36.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

For Q2/20, we reported a net loss of $19.8 million (or $0.05 per share) compared to $13.0 million in Q2/19 (or $0.04 per share), with the increase in 2020 reflecting a $15.7 million decrease in cash gross profit as a result of less gold and silver ounces produced and sold, significantly higher cash cost per ounce, partially offset by higher realized gold prices. Higher cash cost per ounce was mainly due to fewer gold equivalent ounces produced and sold, with production significantly impacted by temporary mine suspensions at all of our operations as a result of steps taken to stop the spread of COVID-19, along with operational issues at several mines.

Cash gross loss in Q2/20 was partially offset by $2.2 million lower depreciation and depletion expenses, reflecting fewer gold equivalent ounces produced and sold, $2.4 million lower exploration expenditures, a $3.1 million decrease in loss from investment in Minera Santa Cruz S.A., and a $2.6 million increase in other income, all compared to Q2/19.

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

Production from our 100% owned mines were 10,200 gold equivalent ounces in Q2/20, which decreased by 12,500 gold equivalent ounces, or 55%, compared to Q2/19. The decline reflects the temporary shutdown of operations at our sites as a result of steps taken to stop the spread of COVID-19, coupled with the expected lower production at the El Gallo Project (3,500 fewer ounces), as the El Gallo Project has been in residual leaching since June 2018.

Our share of the San José mine production was 9,000 gold equivalent ounces in Q2/20, which was 14,200 ounces, or 61%, lower than in Q2/19 mainly due to a nationwide mandatory quarantine imposed in Argentina to combat the spread of COVID-19. Although the mine was able to restart operations in late April, the operations remain below capacity due to government imposed travel restrictions that continue to pose significant challenges in mobilizing personnel to the site.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q2/20 decreased by 50% to $18.3 million compared to Q2/19, reflecting 17,300, or 62%, fewer gold equivalent ounces sold from our 100% owned mines, partly offset by a higher average realized price per ounce compared to same period in 2019 ($1,733/oz in Q2/20 or $415/oz higher). The decrease in gold equivalent ounces sold in Q2/20 is due to lower production reflecting the adverse effects of the temporary suspension of operations at all of our operations, the subsequent ramp-up period in which we operated below normal capacity and other operational issues affecting our Gold Bar and Black Fox mine sites.

Revenue from gold and silver sales in H1/20 decreased by 4% to $49.7 million compared to H1/19, reflecting 9,400, or 23%, fewer gold equivalent ounces sold from our 100% owned mines, which was almost totally offset by a higher average realized price per ounce compared to same period in 2019 ($1,641/oz in H1/20 or $328/oz higher). In addition, reduced production in Q2/20 due to the pandemic was partially offset by increased production at the Gold Bar mine in the first quarter of 2020 compared to the first quarter of 2019. The decrease in gold equivalent ounces sold in H1/20 is mainly due to lower production in Q2/20 as noted above.

Production Costs applicable to sales in Q2/20 decreased by 9% to $22.4 million compared to Q2/19, reflecting 62% less gold equivalent ounces sold at a significantly higher cost per ounce at all our operations (details in the “Operations Review” section).

Production Costs applicable to sales in H1/20 increased by 42% to $50.7 million compared to H1/19, despite 23% less gold equivalent ounces sold, which was more than offset by a significantly higher cost per ounce at all our operations (details in the “Operations Review” section).

Depreciation and depletion for Q2/20 decreased by 31% ($2.2 million) to $4.8 million compared to Q2/19, reflecting fewer gold ounces sold from all our sites.

Depreciation and depletion for H1/20 increased by 15% ($1.5 million) to $11.5 million compared to H1/19, despite 23% fewer gold ounces sold, reflecting more gold ounces sold from the Gold Bar mine in H1/20 at a higher depreciation and depletion per ounce sold which more than offset the impact of fewer ounces sold from El Gallo and Black Fox. Both El Gallo and Black Fox have a lower depreciation and depletion per ounce than the Gold Bar mine.

Advanced projects costs for Q2/20 and H1/20 increased to $2.9 million and $5.4 million, or 38% and 15% higher, respectively, compared to the same periods of 2019. Advanced projects in Q2/20 and H1/20 included spending for advancing the Froome project in Timmins, Ontario, expenditures related to property holding payments and other spending for the Fenix project in Mexico and engineering and permit work at the Gold Bar South property in Nevada.

Exploration costs of $3.5 million and $7.3 million, respectively for Q2/20 and H1/20, decreased by 40% and 27%, compared to the same periods of 2019. Exploration activities decreased since we did not have any flow-through spending requirements to satisfy in 2020. During H1/19, $3.4 million of flow-through qualifying exploration expenditures were incurred.

General and administrative expenses of $2.2 million and $4.3 million in Q2/20 and H1/20, respectively, decreased by 29% and 21% compared to 2019 as a result of the reduction of corporate activities in 2020.

Loss from investment in MSC of  $1.0 million and $3.7 million in Q2/20 and H1/20, decreased by 75% and 42% compared to the same periods of 2019, reflecting significantly higher gross profit of $9.0 million and $10.8 million in Q2/20 and H1/20, respectively, compared to $2.9 million and $6.8 million in Q2/19 and H1/19; and $1.9 million current and deferred income and mining tax recovery for Q2/20 and H1/20 compared to $3.0 million and $3.8 million current and deferred income and mining tax expense in 2019. Both higher gross profit and current and deferred income and mining tax recovery in 2020 were partially offset by $5.9 million and $7.2 million of other expenses incurred during the shutdown of operations in Q2/20 and H1/20, respectively. Higher gross profit in 2020 was mainly due to higher average realized gold and silver prices (36% and 32% higher gold price and 32% and 10% higher silver price in Q2/20 and H1/20, respectively), despite  fewer gold equivalent ounces sold and $5.3 million operating costs due to the COVID-19 pandemic (labor costs for idle employees, additional transportation and accommodation costs to maintain social distancing and additional personal protective equipment).

Revision of estimates and accretion of asset retirement obligations of $0.5 million in Q2/20 remained consistent with Q2/19, whereas the expense increased slightly by $0.2 million in H1/20 compared to H1/19.

Impairment of Gold Bar mine mineral property interests and plant and equipment carrying value for H1/20 was $83.8 million. During H1/20, we performed a comprehensive review of our Gold Bar mine and determined that indicators of impairment existed. A recoverability test was performed and we concluded that the carrying value of the long-lived assets for the Gold Bar mine was impaired based on a reduction in preliminary estimated resources and expected future production.

Other operating of $2.0 million in Q2/20 and H1/20 compared to $nil in the same periods of 2019. Other operating relate to the temporary suspension or curtailment of our operations at the Gold Bar and Black Fox mines.

Interest and other finance expense, net was $1.8 million and $3.6 million in Q2/20 and H1/20 compared to $2.8 million and $3.3 million in Q2/19 and H1/19. Expenses for Q2/19 included interest and other charges associated with the final ruling against the Company in relation to our lawsuit filed in respect of the constitutional validity of the Mexican Tax Reform issued on October 31, 2013. The Tax Reform included a 0.5% precious metals royalty applicable to the Company.

Other income of $3.0 million and $4.0 million for Q2/20 and H1/20, respectively, increased by $2.5 million when compared to Q2/19 and H1/19, mainly due to the $1.9 million and $1.5 million of COVID-19 relief payments received from the US paycheck protection program and the Canadian Emergency Wage Subsidy program, respectively.

Income and mining tax recovery of $0.1 million and $1.1 million, respectively, for Q2/20 and H1/20, compared to $0.5 million and $0.4 million in the same periods of 2019. The changes in the income and mining tax recovery primarily reflect the fluctuations of the Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to the Company’s deferred tax liabilities denominated in the respective foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2020 of $18.4 million decreased from $46.5 million at December 31, 2019, reflecting $8.5 million invested in mineral property interests and plant and equipment and $20.1 million cash used in operations, including a $5.9 million reduction in accounts payable and accrued liabilities.

Working capital at June 30, 2020 of $25.5 million decreased by $17.7 million from December 31, 2019, reflecting the decrease in cash and cash equivalents of $28.1 million, which was partly offset by $10.0 million of current debt as of December 31, 2019 reclassified to non-current liabilities due to the two-year extension of the principal repayments under the Amended and Restated Credit Agreement (“ARCA”) closed on June 25, 2020 and the $5.9 million reduction in accounts payable and accrued liabilities mentioned above. For more details on ARCA, refer to Note 11 to the Consolidated Financial Statements, Debt.

Cash used in operations of $20.1 million in H1/20 compared to $9.2 million cash used in operations in H1/19, with the change reflecting $17.2 million lower cash gross profit mainly due to lower revenue and higher costs, from the sale of fewer ounces. The lower cash gross margin was partially offset by less exploration spending due to not having any flow-through spending commitments and an increase in other income as a result of COVID-19 relief funds received.

Cash used in investing activities of $7.9 million in H1/20 decreased significantly compared to $22.5 million in H1/19, with the reduction primarily due to $16.0 million less spending for mineral property interests and plant and equipment as the construction of the Gold Bar mine was completed in May 2019. This decrease was partially offset by lower dividends received from MSC in H1/20 ($0.3 million in 2020 compared to $2.0 million in 2019).

During H1/20, we spent $8.5 million on mineral property and plant and equipment, predominately for capital development at the Black Fox mine and infill drilling at the Gold Bar mine.

Financing activities used $1.0 million in cash in H1/20 compared to generating cash of $24.0 million in H1/19, the significant difference being the equity financings of $24.8 completed in H1/19.

Going concern

In the preparation of the interim financial statements, management is required to identify when events or conditions indicate that substantial doubt may exist about the Company’s ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern would exist when relevant conditions and events, considered in aggregate, indicate that the Company will not be able to meet its obligations as they become due for a period of at least, but not limited to, 12 months from the balance sheet date. When the Company identifies conditions or events that raise potential for substantial doubt about its ability to continue as a going concern, the Company considers whether its plans that are intended to mitigate those relevant conditions or events will alleviate the potential substantial doubt.

In June 2020, the Company refinanced its senior secured term loan facility (for more refer to Note 11 to the Consolidated Financial Statements, Debt) and was in full compliance with financial covenants as at June 30, 2020. However, as a result of the significant expected resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow, coupled with operational challenges at Black Fox, and the disruptions to the Company’s operations caused by the COVID-19 pandemic, there is uncertainty about our ability to both generate sufficient operating cash flow to conduct further operation, exploration and development of our mineral properties and to remain in compliance with certain of our financial covenants over the next 12 months. Non-compliance with these covenants would result in a breach under the Company’s debt agreement.

In response to this uncertainty, we are evaluating options to raise additional equity and curtail expenditures. Our ability to continue as a going concern is dependent on the successful completion of one or both of these initiatives to ensure that we have sufficient liquidity in order to fund our operations and remain in compliance with our debt covenants. After considering these plans, management has concluded that there are no material uncertainties relating to events or conditions that may cast substantial doubt upon the our ability to continue as a going concern for a period of 12 months from the consolidated balance sheet date. The estimates used by management in reaching this conclusion are based on information available as at the date these financial statements were authorized for issuance, and include internally generated cash flow forecasts. Accordingly, actual results could differ from these estimates and resulting variances may be material to management’s assessment.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine  and certain exploration properties.

Gold Bar Mine

The following table sets out certain operating results for the Gold Bar mine for the three and six months ended June 30, 2020 and 2019. As the Gold Bar mine achieved commercial production on May 23, 2019, the comparatives for cash costs, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce for the three and six months ended June 30, 2019 include sales and costs from pre-commercial production during the first months of 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	65	404	492	670
Average grade (gpt Au)	0.82	0.98	0.69	0.98
Processed mineralized material (t)	108	474	583	823
Average grade (gpt Au)	0.77	0.99	0.66	0.91
Gold ounces:
Produced	6.1	7.9	15.2	10.0
Sold	6.2	8.7	15.3	9.4
Silver ounces:
Produced	0.1	0.1	0.3	0.2
Sold	0.6	—	0.6	—
Gold equivalent ounces:
Produced	6.1	7.9	15.2	10.0
Sold	6.2	8.7	15.3	9.4
Revenue from gold and silver sales	$10,770	$11,522	$25,088	$12,364
Cash costs(1)	$11,039	$7,835	$28,071	$8,643
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,772	$901	$1,840	$924
All‑in sustaining costs(1)	$15,336	$9,466	$34,985	$10,821
AISC per ounce ($/Au Eq. oz sold)(1)	$2,462	$1,088	$2,293	$1,157
Silver : gold ratio	104 : 1	88 : 1	100 : 1	88 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 36 for additional information.

In Q2/20, Gold Bar produced 6,100 gold equivalent ounces. We decided to cease mining on April 1st due to concerns about the COVID-19 pandemic, and commenced the ramping up of production on May 4th with significant safety measures in place to combat spread of COVID-19. Throughout May and June, the mine only operated on day shift as work progressed for the updated resource model, new mine plan and to address engineering design deficiencies. Full operations with day and night shifts are scheduled to resume in September with ramp up of production and the anticipated implementation of mining cycle improvements.

Production costs applicable to sales were $11.0 million in Q2/20, compared to $7.8 million in Q2/19, reflecting a higher drawdown of gold ounces from our heap leach and in-circuit inventory balances. Production costs applicable to sales was $28.1 million in H1/20, compared to $8.6 million in H1/19, reflecting 63% more gold equivalent ounces sold in H1/20 and higher drawdown of gold ounces from our inventories as noted above.

Cash cost and AISC per gold equivalent ounce of $1,772 and $2,462 in Q2/20 were negatively impacted by lower tonnes mined and placed on the heap leach pad due to the COVID-19 temporary suspensions and slower ramp up, which resulted in fewer gold ounces produced and sold.

Cash cost and AISC per gold equivalent ounce of $1,840 and $2,293 in H1/20 were also significantly impacted by $4.5 million of pre-strip costs and a $1.0 million write-down of the stockpile, heap leach and in-circuit inventory balances.

Gold Bar mine impairment

In Q1/20, we recorded an impairment charge of $83.8 million as a result of the preliminary revised mine plan iterations, which indicated a significant reduction in contained ounces relative to the 2018 reserve estimate. The impairment charge reduced the carrying value of the Gold Bar mine mineral property interests and plant and equipment.

Evaluation of the resource estimate continued in the second quarter of 2020. New drilling information is being incorporated into a revised resource model. Completion of a new resource estimate, mine plan and 2020 forecast are being finalized in the third quarter of 2020. A new reserve estimate is expected in the fourth quarter of 2020.

Exploration Activities – Nevada

In Q2/20 and H1/20, we spent $1.6 million and $2.0 million, respectively, on exploration activities in and around the Gold Bar mine, compared to $1.2 million and $1.7 million spent on same activities in Q2/19 and H1/19.

Exploration drilling was conducted in and around the Pick West pit in Q2/20 and has increased our confidence in the revised geologic model and demonstrated potential near mine exploration opportunities.

Drilling at the Gold Bar South satellite deposit continued in Q2/20 and we verified extended mineralization toward the south of the deposit. Permitting for development and production from Gold Bar South is also in progress and we expect to start mining this satellite deposit in the second half of 2021.

Canada Segment

The Canada segment is comprised of the Black Fox Complex, which includes the Black Fox gold mine and the Grey Fox, Stock and Froome advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox Mine

The Black Fox mine currently has less than one year remaining in its expected mine life. We continue our near-mine exploration efforts with the goal of increasing resources, converting resources to reserves and extending the mine life.

We commenced the development of the access to the Froome underground deposit in late February 2020 and advanced 30% of the way to the orebody as of June 30, 2020. The plan is to reach the orebody in the second quarter of 2021, complete the necessary development and start production from Froome in the fourth quarter of 2021.

The following table sets out certain operating results for the Black Fox mine for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	32	47	72	97
Average grade (gpt Au)	2.25	3.81	3.55	5.17
Processed mineralized material (t)	41	52	97	106
Average grade (gpt Au)	2.15	4.29	2.95	5.51
Gold equivalent ounces:
Produced	2.2	9.4	10.5	18.4
Sold	2.6	12.7	11.2	20.0
Revenue from gold and silver sales	$4,166	$16,049	$16,905	$24,992
Cash costs	$8,150	$10,639	$15,357	$16,475
Cash cost per ounce ($/Au Eq. oz sold)	$3,121	$837	$1,369	$826
All‑in sustaining costs	$8,700	$15,192	$20,219	$26,158
AISC per ounce ($/Au Eq. oz sold)	$3,332	$1,196	$1,803	$1,311
Silver : gold ratio	104 : 1	88: 1	100 : 1	82 : 1

Production in Q2/20 and H1/20 was significantly impacted by the suspension of mining activities from March 26th to April 13th to protect our workers from COVID-19, coupled with the staged ramp-up back into production. A progressive return to work was completed by the end of April and for the remainder of the quarter, production was lower due to lower than expected grade and prioritization of development work to establish a greater number of mining areas in order to improve future operational flexibility. This resulted in 76% and 43% decreases in gold equivalent ounces produced in Q2/20 and H1/20, respectively, when compared to the same periods of 2019.

Revenue from gold and silver sales decreased in Q2/20 and H1/20 by $11.8 million and $8.1 million, respectively, compared to Q2/19 and H1/19, reflecting the decrease in gold equivalent ounces produced and sold, which was partially offset by higher average realized gold prices in 2020.

Production costs applicable to sales decreased by $2.5 million or 23% in Q2/20 compared to Q2/19, reflecting a 79% decrease in gold equivalent ounces sold, partly offset by a 273% increase in cash cost per gold equivalent ounce, the latter mainly due to the impact of 50% lower average grade of processed mineralized material in Q2/20 as compared to Q2/19. In addition, production costs applicable to sales in Q2/10 included $1.7 million of underground development that was not capitalized given the mine life is less than one year.

Production costs applicable to sales decreased by $1.1 million or 7% in H1/20 compared to H1/19, reflecting a 44% decrease in gold equivalent ounces sold, partly offset by a 66% increase in cash cost per gold equivalent ounce, the latter mainly due to the impact of 47% lower average grade of processed mineralized material in H1/20 compared to H1/19, along with the $1.7 million of underground development costs, discussed above, included in production costs applicable to sales in H1/20.

All-in sustaining costs decreased by $6.5 million or 43% and $6.0 million or 23% in Q2/20 and H1/20, respectively, compared to Q2/19 and H1/19, mainly due to significantly fewer gold equivalent ounces produced and sold as a result of the temporary suspension of mining activities and the progressive return back into production noted above.

Exploration Activities – Timmins

In 2020, we continued to focus on the primary goal of growing the resources and reserves adjacent to our existing operations in order to contribute to near-term gold production. We incurred $0.8 million and $3.2 million in Q2/20 and H1/20, respectively for exploration initiatives, compared to $4.1 million and $6.5 million of exploration expenditures in Q2/19 and H1/19. Drilling was suspended on March 26th as part of the suspension of  mining operations due to the COVID-19 pandemic and resumed on April 13th. We also had flow-through exploration commitments to satisfy in 2019, which resulted in a larger drill program for 2019, including H1/19.

Black Fox Mine

A total of 44,800 feet (13,650 meters) of underground diamond drilling was completed during the second quarter of 2020, focusing on identifying and building additional underground resources adjacent to the Black Fox ore body.

Drilling during the quarter included the delineation and expansion of the mine’s western mineralization, with 70% devoted to closely spaced definition drilling of gold mineralization within or adjacent to upcoming mining blocks. Exploration is continuing on the upper west flank of the mine, which delivered high-grade results that are now being further defined.

Grey Fox and Stock exploration projects

No drilling activities were conducted during Q2/20 as our technical team focused their efforts and expenditures toward advancing the economic potential of the Black Fox deposit. Environmental field studies have been initiated to assist with the permitting application process. Grey Fox’s scoping study is expected to be issued by end of year.

A three-phase program of surface drilling has been designed for advancing our Stock West discovery target located 1,000 feet (300 meters) west from the historic Stock mine workings.

Froome

Excavation of the 800-metre access ramp, into the base of the Froome Deposit, is now proceeding as scheduled. A total of 1,765 feet (538 metres) of advance was completed by the end of Q2/20. We expect to achieve commercial production from the Froome Deposit in the fourth quarter of 2021.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The economics of residual leaching are measured by incremental revenues exceeding incremental costs. Residual leaching is expected to continue as long as incremental revenues exceed incremental costs. Incremental residual leaching costs for the three and six months ended June 30, 2020 were $2.4 million or $1,262 per gold equivalent ounce sold and $5.2 million or $1,124 per gold equivalent ounce sold, respectively, compared to $2.8 million or $412 and $5.6 million or $506 per gold equivalent ounce sold in the same periods of 2019.

The following table summarizes certain operating results at the El Gallo Project for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	1.9	5.3	4.6	10.8
Sold	1.9	6.7	4.6	11.2
Silver ounces:
Produced	0.5	1.2	1.2	2.6
Sold	1.9	0.2	1.9	0.2
Gold equivalent ounces:
Produced	1.9	5.4	4.6	10.8
Sold	1.9	6.7	4.6	11.2
Revenue from gold and silver sales	$3,355	$8,812	$7,698	$14,610
Silver : gold ratio	104 : 1	88 : 1	100 : 1	82 : 1

Production and revenue decreased in Q2/20 and H1/20, compared to Q2/19 and H1/19, reflecting decreasing recoveries, as expected, as the El Gallo Project has been in residual leaching since mid-2018.

The decrease in revenue, due to decrease in production, was partially offset by a significantly higher average realized gold price during Q2/20 and H1/20, compared to the same periods of 2019.

Advanced-Stage Properties – Fenix Project

Strengthening gold and silver prices have renewed our focus on advancing the Fenix Project and the Feasibility Study is expected to be published in the fourth quarter of 2020.

Mine permitting continued to progress during 2020, building upon the environmental permit approval for in-pit tailings storage in the Samaniego pit and the additional approval for the process plant for phase 1 received in September 2019.

We incurred $0.5 million and $1.2 million in Q2/20 and H1/20, respectively, on activities required to advance the Fenix Project as well as property holding payments for land titles. This compares to $0.8 million and $1.6 million spent during Q2/19 and H1/19. The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

MSC Segment, Argentina

The MSC segment is comprised of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out certain operating results for the San José mine for the three and six months ended June 30, 2020 and 2019 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	73	131	179	259
Average grade mined (gpt)
Gold	5.3	6.5	6.6	6.8
Silver	370	428	449	464
Processed mineralized material (t)	77	142	162	252
Average grade processed (gpt)
Gold	5.0	6.9	6.4	6.9
Silver	329	436	401	446
Average recovery (%):
Gold	89.8	88.0	89.2	88.1
Silver	89.2	87.3	88.8	87.5
Gold ounces:
Produced	11.3	27.6	29.6	49.1
Sold	15.1	28.2	29.7	48.9
Silver ounces:
Produced	732	1,731	1,858	3,162
Sold	904	1,785	1,868	3,189
Gold equivalent ounces:
Produced	18.3	47.3	48.6	87.9
Sold	23.8	48.5	48.6	87.9
Revenue from gold and silver sales	$47,081	$65,997	$84,471	$114,818
Average realized price:
Gold ($/Au oz)	$1,893	$1,392	$1,796	$1,361
Silver ($/Ag oz)	$20.55	$15.01	$16.67	$15.14
Cash costs	$30,402	$46,514	$58,718	$76,047
All‑in sustaining costs	$35,046	$58,477	$74,657	$102,433
Cash cost per ounce ($/Au Eq. oz sold)	$1,280	$960	$1,207	$865
AISC per ounce ($/Au Eq. oz sold)	$1,476	$1,207	$1,535	$1,165
Silver : gold ratio	104 : 1	88 : 1	98 : 1	82 : 1

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q2/20 compared to Q2/19

Gold and silver production decreased by 59% and 58%, respectively, in Q2/20 compared to Q2/19 as a result of a 45% decrease in processed mineralized material, coupled with 27% and 24% decreases in the average grades of gold and silver, respectively, of the mineralized material processed in Q2/20. The decrease in processed mineralized material reflected the temporary shutdown due to the pandemic and the fact that the San Jose Mine operated below capacity for the remainder of Q2/20 due to the COVID-19 related government imposed travel restrictions that pose significant challenges in mobilizing personnel to the site. As a result of labor challenges, mining activities focused on more mechanized, and less labor intensive, extractive methods resulting in mining from certain lower grade stopes and higher dilution.

Gold and silver production decreased by 40% and 41%, respectively, in H1/20 compared to H1/19 due to a 35% decrease in processed mineralized material and 8% and 10% decreases in the average grades of gold and silver of the mineralized material processed in H1/20, mainly due to the operational and labor challenges experienced in Q2/20.

Revenue from gold and silver sales decreased by 29% and 26% in Q2/20 and H1/20 respectively, compared to Q2/19 and H1/19, reflecting fewer gold equivalent ounces sold (51% and 45% fewer gold equivalent ounces sold, respectively), due to lower production as noted above, partly offset by higher average realized price of gold (36% and 32% higher in Q2/20 and H1/20, respectively, compared to the same periods of 2019) and silver (37% and 10% higher in Q2/20 and H1/20, respectively, compared to 2019).

Cash costs in Q2/20 and H1/20 decreased by $16.1 million, or 35%, and $17.3 million, or 23%, respectively, compared to Q2/19 and H1/19, reflecting lower tonnes of mineralized material processed and fewer ounces produced and sold. All-in sustaining costs for Q1/20 and H1/20 decreased by $23.5 million or 40% and $27.7 million or 27%, compared to the same periods of 2019, mainly due to lower cash costs, coupled with lower site exploration expenses, capitalized underground mine development and sustaining capital investment in plant and equipment.

Cash cost and All-in sustaining cost per gold equivalent ounce sold were higher for Q2/20 and H1/20 compared to the same periods in 2019, as lower aggregate cash costs and AISC were spread over 51% and 45% fewer gold equivalent ounces sold, respectively, as noted above.

Investment in MSC

Our  49% attributable share of operations from our investment in MSC was a loss of $1.0 million and $3.7 million in Q2/20 and H1/20, compared to a loss of $4.1 million and $6.4 million in Q2/19 and H1/19, reflecting significantly higher gross profit of $9.0 million and $10.8 million in Q2/20 and H1/20, respectively, compared to $2.9 million and $6.8 million in Q2/19 and H1/19; and $1.9 million current and deferred income and mining tax recovery for Q2/20 and H1/20 compared to $3.0 million and $3.8 million current and deferred income and mining tax expense in 2019. Both higher gross profit and current and deferred income and mining tax recovery in 2020 were partially offset by $5.9 million and $7.2 million of other expenses incurred during the shutdown of operations in Q2/20 and H1/20, respectively.

Higher gross profit in 2020 was mainly due to higher average realized gold and silver prices, despite  fewer gold equivalent ounces sold and $5.3 million operating costs due to the COVID-19 pandemic (labor costs for idle employees, additional transportation and accommodation costs to maintain social distancing and additional personal protective equipment).

In Q2/20, on a 100% basis, MSC generated a cash gross profit of $16.7 million and incurred $4.0 million of development and other capital expenditures, $2.2 million of exploration spending and $8.9 million of other expenditures, with the latter primarily including $5.9 million related to costs of suspending activities in connection with the COVID-19 pandemic and foreign exchange losses.

In H1/20, on a 100% basis, MSC generated a cash gross profit of $25.8 million and incurred $12.6 million of development and other capital expenditures, $5.0 million of exploration spending and $11.1 million of other expenditures, with the latter primarily including $7.2 million related to costs of suspending activities in connection with the COVID-19 pandemic and foreign exchange losses.

MSC Dividend Distribution (49%)

We received $0.3 million in dividends from MSC in Q2/20 and H1/20, compared to $nil and $2.0 million in dividends received during the same periods in 2019. For more details on our Investment in MSC, refer to Note 10 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment, Argentina

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During Q2/20, the environmental baseline monitoring work continued as planned. We expect to continue environmental studies the rest of the year to gather further information necessary for the Environmental Impact Assessment for the next development phase.

The preliminary economic assessment for the Los Azules Project, completed and announced in September 2017, is available on our website at www.mcewenmining.com.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP financial performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We use these measures in evaluating our business and believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate our performance and ability to generate cash flow. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally.

The non-GAAP measures are presented for our wholly owned mines and the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for the San José mine may be found in Note 10, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

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

The following tables present a reconciliation of cash gross profit to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended June 30, 2020				Six months ended June 30, 2020
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$(2,834)	$(6,168)	$127	$(8,875)	$(9,411)	$(3,384)	$235	$(12,560)
Add: Depreciation and depletion	2,565	2,184	63	4,812	6,428	4,932	150	11,510
Cash gross (loss) profit	$(269)	$(3,984)	$190	$(4,063)	$(2,983)	$1,548	$385	$(1,050)

	Three months ended June 30, 2019				Six months ended June 30, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$1,119	$1,189	$2,369	$4,677	$1,001	$1,586	$3,518	$6,105
Add: Depreciation and depletion	2,568	4,221	218	7,007	2,720	6,931	362	10,013
Cash gross profit	$3,687	$5,410	$2,587	$11,684	$3,721	$8,517	$3,880	$16,118

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$9,029	$2,938	$10,776	$6,846
Add: Depreciation and depletion	7,650	16,545	14,977	31,925
Cash gross profit	$16,679	$19,483	$25,753	$38,771

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Incremental residual leaching costs for the three and six months ended June 30, 2020 were $2.4 million or $1,262 per gold equivalent ounce sold and $5.2 million or $1,124 per gold equivalent ounce sold, respectively, compared to $2.8 million or $412 and $5.6 million or $506 per gold equivalent ounce sold in the same periods of 2019.

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$11,039	$8,150	$19,189	$28,071	$15,357	$43,428
Mine site reclamation, accretion and amortization	156	99	255	507	194	701
In‑mine exploration	841	191	1,032	841	617	1,458
Capitalized underground mine development (sustaining)	—	—	—	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	2,798	211	3,009	4,588	261	4,849
Sustaining leases	502	49	551	978	144	1,122
All‑in sustaining costs	$15,336	$8,700	$24,036	$34,985	$20,219	$55,204
Ounces sold, including stream (Au Eq. oz)(1)	6.2	2.6	8.8	15.3	11.2	26.5
Cash cost per ounce ($/Au Eq. oz sold)	$1,772	$3,121	$2,170	$1,840	$1,369	$1,641
AISC per ounce ($/Au Eq. oz sold)	$2,462	$3,332	$2,719	$2,293	$1,803	$2,086
(1)	Total gold equivalent ounces sold for Q2/20 and H1/20 is 10,800 and 31,100, respectively, and includes gold equivalent ounces sold from the operating mines of 8,800 and 26,500, as disclosed above, and 1,900 and 4,600 gold equivalent ounces sold from the El Gallo Project for Q2/20 and H1/20, respectively.

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$7,835	$10,639	$18,474	$8,643	$16,475	$25,118
Mine site reclamation, accretion and amortization	283	163	446	374	320	694
In‑mine exploration	—	900	900	—	2,475	2,475
Capitalized underground mine development (sustaining)	—	2,333	2,333	—	5,575	5,575
Capital expenditures on plant and equipment (sustaining)	870	1,038	1,908	870	1,140	2,010
Sustaining leases	478	119	597	934	173	1,107
All‑in sustaining costs	$9,466	$15,192	$24,658	$10,821	$26,158	$36,979
Ounces sold, including stream (Au Eq. oz)(1)	8.7	12.7	21.4	9.4	20.0	29.3
Cash cost per ounce ($/Au Eq. oz sold)	$901	$837	$863	$924	$826	$857
AISC per ounce ($/Au Eq. oz sold)	$1,088	$1,196	$1,152	$1,157	$1,311	$1,262
(1)	Total gold equivalent ounces sold for Q2/19 and H1/19 is 28,100 and 40,500, respectively, and includes gold equivalent ounces sold from the operating mines of 21,400 and 29,300, as disclosed above, and 6,700 and 11,200 gold equivalent ounces sold from the El Gallo Project for Q2/19 and H1/19, respectively.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$30,402	$46,514	$58,718	$76,047
Mine site reclamation, accretion and amortization	111	282	246	559
Site exploration expenses	917	2,553	3,783	5,891
Capitalized underground mine development (sustaining)	2,674	6,376	9,119	11,911
Less: Depreciation	(344)	(571)	(687)	(1,060)
Capital expenditures (sustaining)	1,287	3,323	3,478	9,086
All‑in sustaining costs	$35,047	$58,477	$74,657	$102,434
Ounces sold (Au Eq. oz)	23.8	48.5	48.6	87.9
Cash cost per ounce ($/Au Eq. oz sold)	$1,280	$960	$1,207	$865
AISC per ounce ($/Au Eq. oz sold)	$1,476	$1,207	$1,535	$1,165

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$18,291	$36,383	$49,691	$51,966
Less: revenue from gold sales, stream	179	499	681	851
Revenue from gold and silver sales, excluding stream	$18,112	$35,884	$49,010	$51,115
Gold equivalent ounces sold	10.8	28.1	31.1	40.5
Less: gold ounces sold, stream	0.3	0.9	1.2	1.6
Gold equivalent ounces sold, excluding stream	10.5	27.2	29.9	38.9
Average realized price per Au Eq. oz sold, excluding stream	$1,733	$1,318	$1,641	$1,313

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$28,499	$39,215	$53,337	$66,525
Silver sales	18,582	26,782	31,134	48,293
Gold and silver sales	$47,081	$65,997	$84,471	$114,818
Gold ounces sold	15.1	28.2	29.7	48.9
Silver ounces sold	904.4	1,784.8	1,867.6	3,189.5
Gold equivalent ounces sold	23.8	48.5	48.6	87.9
Average realized price per gold ounce sold	$1,893	$1,392	$1,796	$1,361
Average realized price per silver ounce sold	$20.55	$15.01	$16.67	$15.14
Average realized price per gold equivalent ounce sold	$1,982	$1,362	$1,737	$1,306

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at June 30, 2020 and 2019:

	June 30,
	2020	2019

	(in thousands)
Cash and cash equivalents	$18,410	$9,325
Restricted cash	-	13,112
Investments	-	5,147
Trade receivables	882	-
Receivables from marketable securities sales	960	1,294
Precious Metals valued at market value (1)(2)	592	2,891
Total liquid assets	$20,844	$31,769
(1)	As at June 30, 2020 and 2019 we held 335 and 2,052 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,768 and $1,409 per ounce, respectively.
(2)	Precious metals valued at cost, inclusive of ounces to be delivered to Sandstorm, equals $739 and $2,404, respectively.

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, costs and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties;

●	statements regarding the potential impacts of the COVID-19 pandemic, government responses to the continuing pandemic, and our response to those issues;

●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, equity price risks, commodity price fluctuations, credit risk, interest rate risk and inflationary risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the six months ended June 30, 2020, the Argentine peso devalued 15% compared to a devaluation of 12% in the same period of 2019.

During the six months ended June 30, 2020, the Mexican peso devalued 18%, compared to a 2% appreciation in the same period of 2019.

The Canadian dollar experienced a 5% depreciation against the U.S. dollar for the six months ended June 30, 2020, compared to a 4% appreciation in the comparable period of 2019.

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

Based on our Canadian cash balance of $0.9 million (C$1.3 million) at June 30, 2020, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2020, our VAT receivable balance was Mexican peso 18,203,832, equivalent to approximately $0.8 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $49.7 million for the six months ended June 30, 2020, a 10% change in the price of gold and silver would have had an impact of approximately $5.0 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At June 30, 2020, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of June 30, 2020, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.8 million as at June 30, 2020.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2020, we have surety bonds of $31.3 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the senior secured credit facility. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2020, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2020, we issued 2,091,700 shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued to the two lenders under the ARCA in consideration of the extension of credit and other benefits received by us under that agreement and were valued at $1,875,000 based on the closing price of our common stock on the NYSE in five trading days preceding the closing of the loan.

The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act, Rule 901, et seq. No offers were made to a person in the US and the lenders which received the shares were not U.S. Persons as defined in Regulation S. The shares were issued in an “offshore transaction” as defined in Regulation S and we did not engage in any directed selling efforts in connection with the transaction. The shares were issued with resale restrictions.

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
10.1

Employment Agreement between the Company and G. Peter Mah effective April 6, 2020 (incorporated by reference from the Current Report on Form 8- filed with the SEC on April 7, 2020, Exhibit 10.1, File No. 001-33190)

10.2

Amended and Restated Credit Agreement between the Company, Sprott Private Resource Lending II (Collector), LP (as Administrative Agent) and the Lenders party thereto dated June 25, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 29, 2020, Exhibit 10.1, File No. 001-33190)

10.3

Post-Closing Undertaking related to the Amended and Restated Credit Agreement dated June 25, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 29, 2020, Exhibit 10.2, File No. 001-33190)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Andrew Iaboni, acting principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Andrew Iaboni.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended June 30, 2020 and 2019, (ii) the Unaudited Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 6, 2020	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Andrew Iaboni
Date: August 6, 2020	By: Andrew Iaboni,
Vice President of Finance (Principal Accounting Officer)