Form 10-Q
period 2020-09-30
McEwen Mining Inc.
filed 2020-10-29
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 408,841,891 shares outstanding as of October 29, 2020

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue from gold and silver sales	$27,395	$32,691	$77,086	$84,657
Production costs applicable to sales	(23,526)	(23,584)	(74,267)	(59,432)
Depreciation and depletion	(4,570)	(7,488)	(16,080)	(17,501)
Gross (loss) profit	(701)	1,619	(13,261)	7,724

OTHER OPERATING EXPENSES:
Advanced projects	(4,027)	(2,140)	(9,464)	(6,881)
Exploration	(4,423)	(13,695)	(11,761)	(23,717)
General and administrative	(2,532)	(2,645)	(6,836)	(8,078)
Income (loss) from investment in Minera Santa Cruz S.A. (note 10)	2,582	(328)	(1,139)	(6,775)
Depreciation	(88)	(96)	(317)	(417)
Revision of estimates and accretion of asset retirement obligations (note 12)	(886)	(495)	(2,003)	(1,383)
Impairment of mineral property interests and plant and equipment (note 9)	—	—	(83,805)	—
Other operating (note 4)	—	—	(1,968)	—
	(9,374)	(19,399)	(117,293)	(47,251)
Operating loss	(10,075)	(17,780)	(130,554)	(39,527)

OTHER INCOME (EXPENSE):
Interest and other finance expense, net	(1,945)	(650)	(5,576)	(3,946)
Other income (note 5)	2,090	4,773	6,071	6,283
Total other income	145	4,123	495	2,337
Loss before income and mining taxes	(9,930)	(13,657)	(130,059)	(37,190)
Income and mining tax recovery	152	2,192	1,276	2,575
Net loss	$(9,778)	$(11,465)	$(128,783)	$(34,615)

Net loss per share (note 14):
Basic and Diluted	$(0.02)	$(0.03)	$(0.32)	$(0.10)
Weighted average common shares outstanding (thousands) (note 14):
Basic and Diluted	403,887	362,175	401,603	356,218

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,954	$46,452
Restricted cash (note 18)	10,193	—
Investments (note 6)	—	1,885
Receivables, prepaids and other assets (note 7)	5,155	5,265
Inventories (note 8)	34,244	38,376
Total current assets	57,546	91,978
Mineral property interests and plant and equipment, net (note 9)	330,202	418,791
Investment in Minera Santa Cruz S.A. (note 10)	108,762	110,183
Inventories, long-term (note 8)	5,457	9,603
Restricted cash (note 18)	3,595	48
Other assets	618	620
TOTAL ASSETS	$506,180	$631,223

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,852	$34,070
Flow-through share premium (note 13)	2,058	—
Debt, current portion (note 11)	—	5,000
Debt to related party, current portion (notes 11 and 15)	—	5,000
Lease liabilities, current portion	2,213	2,115
Asset retirement obligation, current portion (note 12)	2,860	2,610
Total current liabilities	35,983	48,795
Lease liabilities, long-term	3,408	5,018
Debt (note 11)	23,997	19,758
Debt to related party (notes 11 and 15)	23,997	19,758
Asset retirement obligation, long-term (note 12)	30,932	29,591
Other liabilities	3,365	3,910
Deferred income and mining tax liability	3,697	4,914
Total liabilities	$125,379	$131,744

Shareholders’ equity:
Common shares: 408,842 as of September 30, 2020 and 400,339 as of December 31, 2019 issued and outstanding (in thousands) (note 13)	$1,540,807	$1,530,702
Accumulated deficit	(1,160,006)	(1,031,223)
Total shareholders’ equity	380,801	499,479
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$506,180	$631,223

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended September 30, 2019 and 2020:	Shares	Amount	Deficit	Total
Balance, June 30, 2019	361,957	$1,482,640	$(994,626)	$488,014
Stock-based compensation	—	284	—	284
Exercise of stock options	147	151	—	151
Shares issued for acquisition of mineral property interests	354	724	—	724
Net loss	—	—	(11,465)	(11,465)
Balance, September 30, 2019	362,458	$1,483,799	$(1,006,091)	$477,708

Balance, June 30, 2020	402,491	$1,532,940	$(1,150,228)	$382,712
Stock-based compensation	—	30	—	30
Sale of flow-through common shares	6,298	7,767	—	7,767
Shares issued for acquisition of mineral property interests	53	70	—	70
Net loss	—	—	(9,778)	(9,778)
Balance, September 30, 2020	408,842	$1,540,807	$(1,160,006)	$380,801

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Nine months ended September 30, 2019 and 2020:	Shares	Amount	Deficit	Total
Balance, December 31, 2018	344,560	$1,457,422	$(971,476)	$485,946
Stock-based compensation	—	481	—	481
Exercise of stock options	405	411	—	411
Units issued in connection with registered direct offering , net of issuance costs	16,129	22,910	—	22,910
Sale of shares in ATM offering	1,010	1,851	—	1,851
Shares issued for acquisition of mineral property interests	354	724	—	724
Net loss	—	—	(34,615)	(34,615)
Balance, September 30, 2019	362,458	$1,483,799	$(1,006,091)	$477,708

Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$499,479
Stock-based compensation	—	332	—	332
Sale of flow-through common shares	6,298	7,767	—	7,767
Exercise of stock options	60	61	—	61
Shares issued for debt refinancing	2,092	1,875	—	1,875
Shares issued for acquisition of mineral property interests	53	70	—	70
Net loss	—	—	(128,783)	(128,783)
Balance, September 30, 2020	408,842	$1,540,807	$(1,160,006)	$380,801

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(128,783)	$(34,617)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (note 9)	83,805	—
Loss from investment in Minera Santa Cruz S.A., net of amortization (note 10)	1,139	6,775
Loss (gain) on disposal of fixed assets	—	134
Depreciation and amortization	16,232	18,158
Loss (gain) on investments (note 6)	619	(4,972)
Income and mining tax (recovery)	(1,276)	(2,575)
Stock-based compensation	332	481
Revision of estimates and accretion of asset retirement obligations (note 12)	1,776	1,817
Foreign exchange (gain) loss	(11)	329
Decrease (increase) in other assets related to operations	6,572	(13,139)
(Decrease) increase in liabilities related to operations	(5,678)	5,693
Cash used in operating activities	$(25,273)	$(21,916)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(9,304)	$(27,027)
Proceeds from sale of investments, net of investments (note 6)	1,266	4,204
Dividends received from Minera Santa Cruz S.A. (note 10)	282	4,045
Cash used in investing activities	$(7,756)	$(18,778)

Cash flows from financing activities:
Proceeds from sale of units, net of issuance costs (note 13)	$—	$22,910
Sale of flow-through common shares, net of issuance costs (note 13)	9,825	—
Proceeds of at-the-market share sale (note 13)	—	1,851
Proceeds of exercise of stock options	61	411
Payment of finance lease obligations	(1,626)	(1,564)
Cash provided by financing activities	$8,260	$23,608
Effect of exchange rate change on cash and cash equivalents	11	(329)
(Decrease) in cash, cash equivalents and restricted cash	(24,758)	(17,415)
Cash, cash equivalents and restricted cash, beginning of period	46,500	30,489
Cash, cash equivalents and restricted cash, end of period (note 18)	$21,742	$13,074

Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest paid	$(3,850)	$(3,911)
Interest received	158	60

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included are adequate and not misleading.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and nine months ended September 30, 2020 and 2019, the unaudited Consolidated Balance Sheets as at September 30, 2020 and December 31, 2019, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2019. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

On March 11, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. As a result of the pandemic, many jurisdictions, including the United States, Canada, Mexico and Argentina, instituted restrictions on travel, public gatherings, and certain business operations. Even absent of government-mandated shut-downs, the Company was required to suspend operations at its mines to protect the health and safety of its employees and contractors. This resulted in temporary shutdowns of all or a portion of operations at all of the Company’s mine sites at the start of Q2 2020. Since that date, all of the Company’s operations, including El Gallo in Mexico, have successfully recommenced operations. In the third quarter, operations at the San José mine were again in a ramp-up phase as a result of the ongoing countrywide restrictions on the movement of people. Resumption of operations at normal capacity is expected towards the end of the year.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The temporary shutdowns adversely impacted the Company’s operations, cash flow, and liquidity in the second quarter of 2020 and some of these effects continued to be felt in the third quarter. In addition to the adverse effect on revenue, the Company incurred costs in connection with the shutdowns and subsequent ramp-up. This, in turn, adversely affected its liquidity. The long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the global financial markets and the overall economy are highly uncertain and cannot be predicted. Achieving and maintaining normal operating capacity is also dependant on the continued availability of supplies, which is out of the Company’s control. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be further affected.

The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including access to  capital markets when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary).

Going Concern

The accompanying interim financial statements have been prepared on the going concern basis of accounting, which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In the preparation of the interim financial statements, management is required to identify when events or conditions indicate that substantial doubt may exist about the Company’s ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern would exist when relevant conditions and events, considered in aggregate, indicate that the Company will not be able to meet its obligations as they become due for a period of at least, but not limited to, 12 months from the most recent balance sheet date. When the Company identifies conditions or events that raise potential for substantial doubt about its ability to continue as a going concern, the Company considers whether its plans that are intended to mitigate those relevant conditions or events will alleviate the potential substantial doubt.

The Company refinanced its senior secured term loan facility (note 11) in June 2020 and also completed a flow-through financing (note 13) in September 2020 and remains in full compliance with its debt covenants as at September 30, 2020. However, based on the significant expected resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow, coupled with operational challenges at Black Fox, the commitment to develop the Froome access portal, flow-through spending requirements, and the disruptions to the Company’s operations caused by the COVID-19 pandemic, there is uncertainty about the Company’s ability to generate sufficient operating cash flow to both conduct further operation, exploration and development of its mineral properties and to remain in compliance with certain of its financial debt covenants, over the next 12 months. Non-compliance with these covenants would result in a breach under the Company’s debt agreement.

In response to this uncertainty, the Company is evaluating all options, including accessing capital markets, sale of certain assets, and expenditure reductions across the Company. The Company’s ability to continue as a going concern is dependent on the successful completion of one or a combination of these initiatives to ensure that the Company has sufficient liquidity in order to fund its operations and remain in compliance with its debt covenants.  After considering its plans, management has concluded that there are no material uncertainties relating to events or conditions that cast substantial doubt upon the Company’s ability to continue as a going concern for a period of 12 months from the consolidated balance sheet date. The estimates used by management in reaching this conclusion are based on information available as at the date these financial statements were authorized for issuance and include internally generated cash flow forecasts. Accordingly, actual results could differ from these estimates and resulting variances may be material to management’s assessment.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Recently Adopted Accounting Pronouncements

Accounting for Government Assistance: In June 2020, the Company analogized guidance to account for the COVID relief funds received from the United States Small Business Administration (SBA) and the Canada Revenue Agency (“CRA”). The ability to analogize standards from other GAAP sources is provisioned under ASC 105-05-2 when guidance is not provided for certain transactions under US GAAP. The adoption of the standard had a material impact on the financial statements as of September 30, 2020. Under this policy, the Company has recognized the income from the relief funds in the Statement of Operations, as the criteria for recognition of the funds have been met.

Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying, or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13 in 2020 did not have a material impact on the Company’s financial statements and related disclosures.

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

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining Inc. is engaged in the exploration, development, production and sale of gold and silver and exploration for copper, with operations located in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decisions maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

The CODM reviews segment income or loss, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects and exploration costs for all segments except for the MSC segment, which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Production costs applicable to sales for the El Gallo project of  $11.2 million for the nine months ended September 30, 2020 (same period in 2019 - $14.6 million) include $5.2 million of residual leaching spending in the period, net of $3.1 million capitalized in inventory (same period in 2019 - $5.7 million, net of $2.7 million capitalized in inventory) with the remainder representing costs recorded in the leach pad inventory balances in prior periods.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended September 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$13,042	$10,352	$4,001	$—	$—	$27,395
Production costs applicable to sales	(10,791)	(8,874)	(3,861)	—	—	(23,526)
Depreciation and depletion	(2,099)	(2,404)	(67)	—	—	(4,570)
Gross profit (loss)	152	(926)	73	—	—	(701)

Advanced projects	(240)	(2,784)	(1,003)	—	—	(4,027)
Exploration	(2,395)	(1,189)	(427)	—	(412)	(4,423)
Income from investment in Minera Santa Cruz S.A.	—	—	—	2,582	—	2,582
Segment (loss) income	$(2,483)	$(4,899)	$(1,357)	$2,582	$(412)	$(6,569)
General and Administrative and other						(3,361)
Loss before income and mining taxes						$(9,930)

Capital expenditures	$106	488	—	—	—	$594

Nine months ended September 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$38,129	$27,257	$11,700	$—	$—	$77,086
Production costs applicable to sales	(38,863)	(24,231)	(11,173)	—	$—	(74,267)
Depreciation and depletion	(8,527)	(7,336)	(217)	—	$—	(16,080)
Gross (loss) profit	(9,261)	(4,310)	310	—	—	(13,261)

Advanced projects	(789)	(5,609)	(3,066)	—	$—	(9,464)
Exploration	(5,235)	(4,434)	(463)	—	$(1,629)	(11,761)
Impairment of mineral property interests and plant and equipment (note 9)	(83,805)	—	—	—	$—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,139)	$—	(1,139)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(100,480)	$(14,931)	$(3,219)	$(1,139)	$(1,629)	$(121,398)
General and Administrative and other						(8,661)
Loss before income and mining taxes						$(130,059)

Capital expenditures	$4,712	$4,428	$—	$—	$—	$9,140

Three months ended September 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$16,577	$11,147	$4,967	$—	$—	$32,691
Production costs applicable to sales	(12,156)	(7,550)	(3,878)	—	—	(23,584)
Depreciation and depletion	(3,790)	(3,589)	(109)	—	—	(7,488)
Gross profit	631	8	980	—	—	1,619

Advanced projects	(46)	(384)	(1,710)	—	—	(2,140)
Exploration	(4,253)	(8,691)	(2)	—	(749)	(13,695)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(328)	—	(328)
Segment loss	$(3,668)	$(9,067)	$(732)	$(328)	$(749)	$(14,544)
General and Administrative and other						887
Loss before income and mining taxes						$(13,657)

Capital expenditures	$1,190	$2,500	$—	$—	$—	$3,690

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Nine months ended September 30, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$28,941	$36,139	$19,577	$—	$—	$84,657
Production costs applicable to sales	(20,798)	(24,025)	(14,609)	—	—	(59,432)
Depreciation and depletion	(6,510)	(10,520)	(471)	—	—	(17,501)
Gross profit	1,633	1,594	4,497	—	—	7,724

Advanced projects	(632)	(384)	(5,865)	—	—	(6,881)
Exploration	(6,155)	(15,174)	(2)	—	(2,386)	(23,717)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(6,775)	—	(6,775)
Segment loss	$(5,154)	$(13,964)	$(1,370)	$(6,775)	$(2,386)	$(29,649)
General and Administrative and other						(7,541)
Loss before income and mining taxes						$(37,190)

Capital expenditures	$17,804	$10,375	$—	$—	$—	$28,179

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	2020	2019
USA	$49,299	$135,854	$13,042	$16,577	$38,129	$28,941
Canada	78,161	77,147	10,352	11,147	27,257	36,139
Mexico	20,051	23,551	4,001	4,967	11,700	19,577
Argentina (2)	300,252	302,598	—	—	—	—
Total consolidated (3)	$447,763	$539,150	$27,395	$32,691	$77,086	$84,657
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $108.8 million as of September 30, 2020 (December 31, 2019 – $110.2 million).
(3)	Total excludes $0.9 million related to the Company's office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

NOTE 4 OTHER OPERATING

During Q2 2020, the Company temporarily suspended operations at its Gold Bar and Black Fox mine sites as measures to combat COVID-19. Costs incurred while operations were suspended total $0.9 million at Gold Bar and $0.6 million at Black Fox during the nine months ended September 30, 2020. In addition, the Gold Bar operational shutdown was extended while the Company conducted a thorough review of its resource and mine plan during Q2 2020. Upon completion of this review, the Company commenced a controlled and phased ramp up of operations through the remainder of the second quarter. Costs incurred due to the resource review were $0.5 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 5 OTHER INCOME

The following is a summary of other income for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
COVID Relief	$2,628	$—	$5,319	$—
Unrealized and realized (loss) gain on investments (note 6)	—	3,220	(619)	4,972
Foreign currency (loss) gain	(132)	1,616	1,736	1,242
Other (expense) income, net	(406)	(63)	(365)	69
Total other income	$2,090	$4,773	$6,071	$6,283

In response to COVID-19, the United States and Canadian governments enacted significant relief measures to support businesses directly and adversely impacted by the pandemic. During 2020, the Company secured $1.9 million of relief from the US government under the paychecks protection (“PPP”) program. The funds are fully forgivable so long as sufficient eligible expenditures are incurred in a 24 week period. The income from the PPP program is recognized on a systematic basis as eligible forgivable expenditures are incurred. As at September 30, 2020, the full amount has been recognized as other income. The Company also secured $3.4 million of government relief in Canada through the Canadian Emergency Wage Subsidy program all of which has been recognized in other income.

NOTE 6 INVESTMENTS

The following is a summary of the activity in investments for the nine months ended September 30, 2020 and 2019:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net (loss) on	transfers during	(loss) on	September 30,
	2019	period	securities sold	period	securities held	2020
Marketable equity securities	$1,885	$—	$(619)	$(1,266)	$—	$—

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain on	September 30,
	2018	period	securities sold	period	securities held	2019
Marketable equity securities	$2,718	$2,314	$3,375	$(5,653)	$470	$3,224
Warrants	413	—	—	(1,540)	1,127	—
Investments	$3,131	$2,314	$3,375	$(7,193)	$1,597	$3,224

During the nine months ended September 30, 2020, the Company sold marketable equity securities for proceeds of $1.3 million (nine months ended September 30, 2019 - $5.7 million), and realized a loss of $0.6 million (nine months ended September 30, 2019 - realized a gain of $3.4 million).

The cost of marketable equity securities at September 30, 2020 was $nil (December 31, 2019 – $1.3 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 7 RECEIVABLES, PREPAIDS AND OTHER ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Government sales tax receivable	1,453	2,658
Prepaids and other assets	3,702	2,607
Receivables and other current assets	$5,155	$5,265

Government sales tax receivable includes $0.7 million of Mexican value added tax (“VAT”) at September 30, 2020 (December 31, 2019 – $0.7 million). The Company collected $1.1 million of VAT during the nine months ended September 30, 2020 (September 30, 2019 – $1.3 million).

NOTE 8 INVENTORIES

Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Material on leach pads	$29,069	$37,328
In-process inventory	4,283	3,847
Stockpiles	586	1,384
Precious metals	945	1,038
Materials and supplies	4,818	4,382
Inventories	$39,701	$47,979
Less current portion	34,244	38,376
Long-term portion	$5,457	$9,603

During the three months ended September 30, 2020 there were no inventory write downs to net realizable value. During the nine months ended September 30, 2020, the inventory of the Black Fox Mine was written down to its net realizable value. The write-down was $1.9 million, of which $1.5 million was included in production costs applicable to sales (three and nine months ended September 30, 2019 - $nil). In addition, the inventory of the Gold Bar Mine was written down to its net realizable value. The write-down was $1.2 million, of which $1.1 million was included in production costs applicable to sales (three and nine months ended September 30, 2019 - $nil).

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

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

As part of the analysis conducted in Q1 2020, the Company determined that indicators of impairment existed for the long-lived assets at the Gold Bar mine and that the long-lived assets at the Gold Bar mine were not recoverable on an undiscounted basis. The fair value of the Gold Bar mine was estimated using the discounted cash flow method, coupled with an in-situ resource multiple for mineralized material not included in the life of mine plan. Future cash flows were

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

estimated based on estimated quantities of recoverable mineralized material, expected gold prices, estimated production levels, operating costs, capital requirements and reclamation costs, all based on the life-of-mine plan using the preliminary estimated resources. The in-situ resource multiple applied to the mineralized material not included in the life-of-mine plan was estimated by evaluating observable market transactions. The Company concluded that the carrying value of the long-lived assets at the Gold Bar mine was impaired and recorded a non-cash impairment charge reducing plant and equipment and mineral property interests by the amount of $83.8 million.

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

A summary of the operating results for MSC for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$70,195	$74,530	$154,666	$189,348
Production costs applicable to sales	(41,512)	(43,345)	(100,230)	(119,392)
Depreciation and depletion	(7,107)	(18,158)	(22,084)	(50,083)
Gross profit	21,576	13,027	32,352	19,873
Exploration	(2,814)	(1,482)	(7,855)	(7,373)
Other expenses	(6,509)	(5,394)	(17,651)	(8,926)
Net income before tax	$12,253	$6,151	$6,846	$3,574
Current and deferred tax expense	(4,922)	(4,512)	(2,989)	(8,350)
Net income (loss)	$7,331	$1,639	$3,857	$(4,776)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$3,592	$803	$1,890	$(2,340)
Amortization of fair value increments	(1,255)	(2,551)	(3,891)	(6,922)
Income tax recovery	245	1,420	862	2,487
Income (loss) from investment in MSC, net of amortization	$2,582	$(328)	$(1,139)	$(6,775)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Shutdown costs related to the COVID-19 pandemic for MSC were recognized in other expenses and totaled $nil during the three months ended September 30, 2020 and $7.2 million for the nine months ended September 30, 2020.

The income or loss from investment in MSC attributable to the Company includes the amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	Nine months ended September 30, 2020	Year ended December 31, 2019
Investment in MSC, beginning of period	$110,183	$127,814
Attributable net gain (loss) from MSC	1,890	(2,097)
Amortization of fair value increments	(3,891)	(9,448)
Income tax recovery	862	2,791
Dividend distribution received	(282)	(8,877)
Investment in MSC, end of period	$108,762	$110,183

During the three and nine months ended September 30, 2020, the Company received $nil and $0.3 million in dividends from MSC, respectively (three and nine months ended September 30, 2019 – $2.0 million and $4.0 million, respectively).

A summary of the key assets and liabilities of MSC on a 100% basis as at September 30, 2020, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at September 30, 2020	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$95,364	$854	$96,218
Total assets	$190,746	$110,885	$301,631

Current liabilities	$(44,761)	$—	$(44,761)
Total liabilities	$(75,190)	$(4,478)	$(79,668)

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

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million and which terms differed in material respects from the old loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent.
●	Sprott Private Resource Lending II (Collector), LP replaced certain lenders. An affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal are extended by two years. Monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022 and continuing for 12 months, followed by a final principal payment of $26.0 million plus any accrued interest on August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 to

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

the end of 2021. The working capital requirement increases to $5.0 million for March 31, 2022, $7.0 million for June 30, 2022, and $10 million for September 30, 2022 and thereafter.
●	The Company issued 2,091,700 shares valued at $1,875,000 to the lenders as bonus interest. The value of the shares plus the unamortized costs of the original term loan will be amortized over the modified term of the loan.

The remaining principal terms of the original agreement remain unchanged.

A reconciliation of the Company’s long-term debt for the nine months ended September 30, 2020 and for the year ended December 31, 2019 is as follows:

	Nine months ended September 30, 2020	Year ended December 31, 2019
Balance, beginning of period	$49,516	$49,206
Interest expense	4,003	5,185
Interest payments	(3,650)	(4,875)
Debt amendment - Equity-based fees	(1,875)	—
Balance, end of period	$47,994	$49,516
Less current portion	—	10,000
Long-term portion	$47,994	$39,516

During the nine months ended September 30, 2020, $nil of interest was capitalized in plant and equipment (nine months ended September 30, 2019 – $0.6 million, capitalized to Gold Bar construction).

NOTE 12 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2020 and for the year ended December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Asset retirement obligation liability, beginning balance	$32,201	$29,402
Settlements	(185)	(513)
Accretion of liability	1,389	1,680
Adjustment reflecting updated estimates	673	1,012
Foreign exchange revaluation	(286)	620
Asset retirement obligation liability, ending balance	$33,792	$32,201
Less current portion	2,860	2,610
Long-term portion	$30,932	$29,591

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Reclamation adjustment reflecting updated estimates	$411	$—	$614	$88
Reclamation accretion	475	495	1,389	1,295
Total	$886	$495	$2,003	1,383

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 13 SHAREHOLDERS’ EQUITY

Equity Issuances

September 2020 Flow-through shares issuance and Restricted cash

On September 10, 2020, the Company issued 6,298,166 flow-through common shares priced at $1.65 per share for gross proceeds of $10.4 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares was $0.6 million, which are accounted for as a reduction to the common shares. The net proceeds of $9.8 million was allocated between the sale of tax benefits in the amount of $2.0 million and the sale of common shares in the amount of $7.8 million

The Company is required to spend flow-through share proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada) and accordingly recorded the proceeds as restricted cash on the Consolidated Balance Sheets as at September 30, 2020. The Company expects to fulfill its CEE commitments in 2021.

Shares issued for acquisition of mineral property interest

During the three months ended September 30, 2020, the Company issued a total of 53,600 shares of common stock in exchange for the acquisition of mineral interests in Nevada.

Stock-based compensation

During the three months ended September 30, 2020, 4,796,550 stock options were granted to officers, directors and certain employees at a weighted average exercise price of $1.25 per share.

Stock option expense for the three and nine months ended September 30, 2020 was $0.3 million, (September 30, 2019 – $0.3 million and $0.5 million, respectively).

During the nine months ended September 30, 2020, the Company issued 60,000 shares of common stock for proceeds of $0.1 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.06 per share. During the nine months ending September 30, 2019, the Company issued 405,000 shares of common stock for proceeds of $0.4 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.01 per share.

June 2020 Amended and Restated Credit Agreement

Pursuant to the ARCA executed on June 25, 2020, the Company issued 2,091,700 shares of common stock during Q2 2020 to the lenders as consideration for the maintenance, continuation, and the extension of the maturity date of the loan. The Company valued the shares at $1.9 million.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Subscription Receipts were converted into 1,935,484 Units for net proceeds of $2.6 million (net of issuance costs of $0.4 million). All Units issued under the offering have identical terms.

At-the-market (“ATM”) Offering

Pursuant to an equity distribution agreement dated November 8, 2018, the Company was permitted to offer and sell from time to time shares of its common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the three months ended March 31, 2019, the Company issued an aggregate of 1,010,545 shares of common stock for gross and net proceeds of $1.9 million. The Company terminated the agreement on March 13, 2019.

Shareholders’ Distributions

Pursuant to the ARCA (Note 11), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 14 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019, as they would be anti-dilutive.

For the nine months ended September 30, 2020, all of the outstanding options (8,808,001) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share (September 30, 2019 – 5,672,944 outstanding options and 8,064,150 outstanding warrants).

NOTE 15 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lexam L.P.	$—	$36	$87	$113
REVlaw	34	56	122	184

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2020	December 31, 2019
Lexam L.P.	$71	$65
REVlaw	53	12

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three and nine months ended September 30, 2020, the Company paid $0.6 million and $1.8 million, respectively, (three and nine months ended September 30, 2019 – $0.6 million and $1.8 million, respectively) in interest to this affiliate. Furthermore, pursuant to the ARCA, 1,045,850 shares of common stock valued at $0.9 million were issued to the affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 11).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at September 30, 2020 and December 31, 2019, as reported in the Consolidated Balance Sheets:

	Fair value as at September 30, 2020			Fair value as at December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$—	$—	$—	$1,885	$—	$1,885

The Company’s investments consisted of marketable equity securities which were exchange-traded and valued using quoted market prices in active markets and as such were classified within Level 1 of the fair value hierarchy.  The fair value of the investments was calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

During the nine months ended September 30, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar Mine totaling $83.8 million based on Level 3 inputs.  See Note 9 for details.

Debt is recorded at an amortized cost of $47.9 million (December 31, 2019 – $49.5 million).  The debt is not traded on quoted markets.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their historically negligible credit losses.

NOTE 17 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 11), as at September 30, 2020, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.1 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $11.2 million (C$14.9 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 18).

Surety Bonds

As at September 30, 2020, the Company has a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $11.2 million (C$14.9 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 11%. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2020 the Company held $3.6 million in restricted cash as deposit against the surety facility.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2020, the Company recorded revenue of $0.2 million and $0.9 million, respectively, (for the three and nine months ended September 30, 2019 – $0.4 million and $1.2 million, respectively) related to the gold stream sales.

NOTE 18 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$7,954	$46,452
Restricted cash - current (Note 13)	10,193	-
Restricted cash - non-current (Note 17)	3,595	48
Total cash, cash equivalents, and restricted cash	$21,742	$46,500

Restricted cash includes proceeds received from the Flow Through Financing (Note 13) of $10.2 million completed on September 10, 2020 and $3.6 million associated with deposits related to our reclamation obligations and surety facility (Note 17).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at September 30, 2020 and compares it to our financial condition at December 31, 2019. Finally, the discussion analyzes our results of operations for the three and nine months ended September 30, 2020 and compares those to the results for the three and nine months ended September 30, 2019. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance, our ability to generate cash flows and our liquidity. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document.

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three and nine months ended September 30, 2020 and 2019 and to our Balance Sheets as of September 30, 2020 and December 31, 2019 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 38.

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

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2020 and 2019 are abbreviated as Q3/20 and Q3/19, respectively, and the reporting periods for the nine months ended September 30, 2020 and 2019 are abbreviated as 9M/20 and 9M/19, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 94:1 silver to gold ratio for the first quarter of 2020, 104:1 silver to gold ratio for the second quarter of 2020, 79:1 silver to gold ratio for the third quarter of 2020, 75:1 silver to gold ratio for the first quarter of 2019, 88:1 for the second quarter of 2019, and 87:1 for the third quarter of 2019. Beginning with the second quarter of 2019, we adopted a variable silver:gold ratio for reporting that approximates the average price during each fiscal quarter.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018. We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap-leaching that is taking place at this formerly-producing mine.

Reliability of Information: MSC, the owner of the San José mine, is responsible for and has supplied to us all reported results from the San José mine. The technical information regarding the San José mine contained herein is, with few exceptions as noted, based entirely on information provided to us by MSC. Our joint venture partner, which is a subsidiary of Hochschild Mining plc, and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of this document.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. During late March and early April, our operations were disrupted by temporary shutdowns to protect our workforce from the spread of the virus. An update of our operations is as follows:

●	All operations at Black Fox were temporarily suspended on March 26 and resumed on April 13;
●	Mining operations at the Gold Bar mine were suspended on April 1 and resumed on May 4, while leaching activities continued throughout the suspended period;
●	Operating activities at the El Gallo Project were suspended on April 1, while leaching activities continued. Operations resumed June 1;
●	Operations at the San José mine owned by MSC (operated by our joint venture partner) closed March 20 and resumed with scaled back operations by the end of April. In the third quarter, operations at the San José mine were again in a ramp-up phase as a result of the ongoing countrywide restrictions on the movement of people. Resumption of operations at normal capacity is expected towards the end of the year; and
●	Our head office in Toronto, Canada was shut down on March 13 and remains closed. All employees are performing their functions remotely.

During the shutdown periods, rigorous policies and procedures have been implemented at each site to minimize potential health and safety risks to our workforce.

The temporary shutdowns continue to adversely impact our mine operations, cash flow, and liquidity and are expected to continue to have adverse consequences to us beyond Q3/20. In addition to the adverse effect on production and revenue, we have incurred costs in connection with the shutdowns and subsequent ramp-up at each operation. Our liquidity and financial condition have been adversely affected and we are at an increased risk of not having sufficient cash flow to fund our operations as well as an increased risk of default under our debt agreement. Achieving and maintaining normal operating capacity is also dependent on the continued availability and logistical delivery of supplies, which remains out of our control. The long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

The governments of the United States, Canada, Mexico and Argentina have enacted or proposed legislation to provide relief to companies and/or individuals affected by the enforced reduction in operations. In Q3/20 and 9M/20, we secured $nil and $1.9 million of relief from the US government under the paycheck protection program (“PPP”). The funds are fully forgivable so long as eligible expenditures are incurred in a 24-week period. In Q3/20 and 9M/20, we also secured $1.9 million and $3.4 million, respectively, of government relief in Canada through the Canadian Emergency Wage Subsidy (“CEWS”) program.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3/20 are included below and discussed further under Consolidated Financial Performance:

COVID-19 shutdowns

●	During Q3/20, production rebounded after the successful restart of all operations at our operating mines and the El Gallo Project. As previously disclosed, operations were temporary suspended during the second quarter, mainly due to actions taken to prevent the spread of COVID-19 among our workers, business partners, and communities.

●	The San José mine continued to operate below normal capacity during Q3/20 due to continued government-imposed COVID-19 travel restrictions, which has created challenges in mobilizing personnel to the mine site.

Performance

●	We produced 30,400 gold equivalent ounces, including 15,900 attributable gold equivalent ounces from the San José mine(1).
●	We sold 30,500 gold equivalent ounces, including 16,000 attributable gold equivalent ounces from the San José mine.

Results of Operations

●	We reported revenue of $27.4 million from the sale of 14,500 gold equivalent ounces from our 100% owned properties at an average realized price(2) of $1,925 per gold equivalent ounce.

●	We reported cash gross profit(2) of $3.9 million
●	We reported gross loss of $0.7 million on a US GAAP basis.
●	We reported net loss of $9.8 million, primarily due to a gross loss of $0.7 million and $8.5 million spent on exploration and advanced projects.
●	We reported positive working capital of $21.6 million
●	We reported cash, cash equivalents and restricted cash of $21.7 million at September 30, 2020, which includes cash and cash equivalents of $7.9 million and restricted cash of $13.8 million.

Exploration and Reserves

●	During Q3, we completed a flow-through financing, which provided gross proceeds of $10.4 million for exploration activities in the Timmins region over the next one to two years. The initial focus is on two high-potential targets, Stock West and Whiskey Jack.

●	We completed 53,400 feet (16,300 meters) of underground diamond drilling in the Black Fox Mine focused on refining the known limits of several ore blocks adjacent to the existing Black Fox ore body.

●	We continued the review of our Gold Bar mine reserve. A new reserve estimate and feasibility study update for Gold Bar are expected to be announced toward the end of 2020.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 38.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$27,395	$32,691	$77,086	$84,657
Production costs applicable to sales	$(23,526)	$(23,584)	$(74,267)	$(59,432)
Loss before income and mining taxes	$(9,930)	$(13,657)	$(130,059)	$(37,190)
Net loss(2)	$(9,778)	$(11,465)	$(128,783)	$(34,615)
Net loss per share(2)	$(0.02)	$(0.03)	$(0.32)	$(0.10)
Cash (used in) operating activities	$(5,174)	$(12,764)	$(25,273)	$(21,916)
Cash additions to mineral property interests and plant and equipment	$801	$2,543	$9,304	$27,027
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the nine months ended September 30, 2020 include an impairment charge of $83.8 million, or $0.21 per share.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	30.4	45.9	84.6	128.1
100% owned operations	14.5	21.5	44.9	60.6
San José mine (49% attributable)	15.9	24.4	39.7	67.5
Sold - gold equivalent ounces(1)	30.5	45.8	85.5	129.3
100% owned operations	14.5	22.6	45.6	63.0
San José mine (49% attributable)	16.0	23.2	39.9	66.3
Average realized price ($/Au Eq. oz)(2)(3)	$1,925	$1,478	$1,732	$1,372
P.M. Fix Gold ($/oz)	$1,909	$1,472	$1,735	$1,364
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,583	$1,027	$1,622	$924
San José mine (49% attributable)	$1,269	$915	$1,232	$883
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,713	$1,289	$1,967	$1,272
San José mine (49% attributable)	$1,538	$1,204	$1,536	$1,179
Cash gross profit(2)	$3,869	$9,107	$2,819	25,225
Silver : Gold ratio(1)	79 : 1	87:1	86 : 1	84:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 79:1 for Q3/20 and 87:1 for Q3/19. See page 21.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 38.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

For Q3/20, we reported a net loss of $9.8 million (or $0.02 per share) compared to a $11.5 million loss in Q3/19 (or $0.03 per share). Exploration expenses decreased $9.3 million in the 2020 period, as we tried to conserve capital. The $2.6 million income from our investment in MSC resulting from improved operations at the San José mine contributed to the reduced loss. These were partially offset by a $2.3 million decrease in gross profit, a $2.7 million reduction in other income and a $2.0 million decrease in income and mining tax compared to 2019.

The larger drill program for Q3/19 was also due to flow-through exploration commitments that needed to be expended in 2019. MSC’s results benefited from significantly higher average realized gold and silver prices (30% and 58% higher average gold and silver prices, respectively, in Q3/20 compared to Q3/19) and lower depreciation and depletion expenses due to lower mineralized material mined and processed.

Lower gross profit was the result of less gold and silver ounces produced and sold and higher cash cost per ounce which were partially offset by higher average realized gold prices. Other income was lower in Q3/20 due to $nil gain on investments ($3.2 million gain in Q3/19) and a $0.1 million foreign currency loss ($1.6 million foreign currency gain in Q3/19), both partially offset by $2.6 million COVID relief received in Q3/20 ($nil in Q3/19).

In Q2/19, we adopted a variable silver:gold ratio for reporting gold equivalent ounces produced and sold, which approximates the average market ratio during the current period. We had previously we used a fixed 75:1 silver:gold ratio. The change in the silver:gold ratio primarily impacts gold equivalent ounces produced and sold as well as cash cost and all-in sustaining cost per gold equivalent ounce for the San José mine.

Production from our 100% owned mines were 14,500 gold equivalent ounces in Q3/20, which decreased by 7,000 gold equivalent ounces, or 33%, compared to Q3/19. The decline reflects the ramp-up to normal capacity being phased over the quarter at the Gold Bar mine (4,200 fewer ounces), where day and night shifts only resumed during September, and the Black Fox mine (1,700 fewer ounces). In addition, there was lower expected production from residual leaching at the El Gallo Project (1,100 fewer ounces).

Our share of the San José mine production was 15,900 gold equivalent ounces in Q3/20, which was 8,500 ounces, or 35%, lower than in Q3/19. Although the mine was able to restart operations in late April, the operations remain below capacity due to government imposed travel restrictions to combat the spread of COVID-19. This continues to pose significant challenges in mobilizing personnel to the mine site.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q3/20 decreased by 16% to $27.4 million compared to Q3/19, reflecting 8,100, or 36%, fewer gold equivalent ounces sold from our 100% owned mines, partly offset by a higher average realized price per ounce compared to same period in 2019 ($1,925/oz in Q3/20 or $447/oz higher). The decrease in gold equivalent ounces sold in Q3/20 is due to lower production reflecting the phased ramp-up to normal capacity at the Gold Bar and Black Fox mines noted above.

Revenue from gold and silver sales in 9M/20 decreased by 9% to $77.1 million compared to 9M/19, reflecting 17,400, or 28%, fewer gold equivalent ounces sold from our 100% owned mines, which was partly offset by a higher average realized price per ounce compared to same period in 2019 ($1,732/oz in 9M/20 or $360/oz higher). The decrease in gold equivalent ounces sold in 9M/20 is mainly due to lower production in the second and third quarters of 2020 as result of the temporary shutdown and phased ramp-up of operations due to the COVID-19 pandemic; partially offset by increased production at the Gold Bar mine in the first quarter of 2020 compared to the same period of 2019, when the Gold Bar mine was in pre commercial production.

Production Costs applicable to sales in Q3/20 remained consistent at $23.5 million, compared to Q3/19, despite 36% less gold equivalent ounces sold, which was almost totally offset by a significantly higher cost per ounce at all our operations (details in the “Operations Review” section).

Production Costs applicable to sales in 9M/20 increased by 25% to $74.3 million compared to 9M/19, despite 28% less gold equivalent ounces sold, which was more than offset by a significantly higher cost per ounce at all our operations (details in the “Operations Review” section).

Depreciation and depletion for Q3/20 decreased by 39% to $4.6 million compared to Q3/19, reflecting fewer gold ounces sold from all our sites and a lower depreciable and depletable asset base after the Gold Bar impairment in the first quarter.

Depreciation and depletion for 9M/20 decreased by 8% to $16.1 million compared to 9M/19, reflecting fewer gold ounces sold from the Black Fox mine and the El Gallo Project, which was partly offset by slightly more gold ounces sold from the Gold Bar mine in 9M/20.

Advanced projects costs for Q3/20 and 9M/20 increased to $4.0 million and $9.5 million, or 88% and 38% higher, respectively, compared to the same periods of 2019. Advanced projects in Q3/20 and 9M/20 included spending for advancing the Froome project in Timmins, Ontario, expenditures related to property holding payments and other spending for the Fenix project in Mexico and engineering and permit work at the Gold Bar South property in Nevada.

Exploration costs of $4.4 million and $11.8 million, respectively for Q3/20 and 9M/20, decreased by 68% and 50%, compared to the same periods of 2019. Exploration activities decreased since we did not have any flow-through spending requirements to satisfy during the first eight months in 2020. During 9M/19, $11.0 million of flow-through qualifying exploration expenditures were incurred compared to $0.4 million during 9M/20.

General and administrative expenses of $2.5 million and $6.8 million in Q3/20 and 9M/20, respectively, decreased by 4% and 15% compared to 2019 as a result of the reduction of corporate activities in 2020.

Income from investment in MSC of  $2.6 million in Q3/20 compared to a loss of $0.3 million in Q3/19, while a loss from investment in MSC of $1.1 million in 9M/20 compared to a loss of $6.8 million in the same period of 2019. Improved performance in Q3/20 and 9M/20 reflects significantly higher gross profit of $21.6 million and $32.4 million, respectively, on a 100% basis, compared to $13.0 million and $19.9 million in Q3/19 and 9M/19, and lower current and deferred income and mining tax expense of $3.0 million in 9M/20, compared to $8.4 million in 9M/19. Higher gross profit in Q3/20 was partially offset by higher exploration expenses ($2.8 million compared to $1.5 million in Q3/19). Higher gross profit and lower current and deferred income and mining tax expense in 9M/20 were partially offset by $7.2 million of other expenses incurred during the shutdown of operations in 2020 ($nil in 2019). Higher gross profit in 2020 was due primarily to higher average realized gold and silver prices, despite  fewer gold equivalent ounces sold and $10.2 million and $15.5 million operating costs due to the COVID-19 pandemic in Q3/20 and 9M/20, respectively.

Revision of estimates and accretion of asset retirement obligations of $0.9 million and $2.0 million in Q3/20 and 9M/20 increased by 79% and 45% respectively, compared to Q3/19 and 9M/19, due primarily to reclamation adjustments reflecting updated estimates of $0.4 million and $0.6 million in 2020, compared to $nil and $0.1 million in 2019.

Impairment of Gold Bar mine mineral property interests and plant and equipment carrying value for 9M/20 was $83.8 million. During the first quarter of 2020, we performed a comprehensive review of our Gold Bar mine and determined that indicators of impairment existed. A recoverability test was performed and we concluded that the carrying value of the long-lived assets for the Gold Bar mine was impaired based on a reduction in preliminary estimated resources and expected future production.

Other operating of $nil and $2.0 million in Q3/20 and 9M/20 compared to $nil in the same periods of 2019. Other operating relate to the expenses of the temporary suspension or curtailment of our operations at the Gold Bar and Black Fox mines resulting from the pandemic.

Interest and other finance expense, net was $2.0 million and $5.6 million in Q3/20 and 9M/20 compared to $0.7 million and $3.9 million in Q3/19 and 9M/19. The increase in Q3/20 was mainly due to $0.3 million higher interest expense for the debt facility and other finance expense. The increase in 9M/20 is due primarily to the capitalization of $0.6 million of interest expense for the debt facility which were capitalized to the Gold Bar mine construction in 2019, while $nil was capitalized in 2020 as the mine is in full production, and other finance expense.

Other income of $2.1 million and $6.1 million for Q3/20 and 9M/20, respectively, decreased by $2.7 and $0.2 million when compared to Q3/19 and 9M/19. Other income in Q3/20 decreased mainly due to $nil gain on investments ($3.2 million gain in Q3/19) and a $0.1 million foreign currency loss ($1.6 million foreign currency gain in Q3/19). Both were partially offset by $2.6 million COVID relief funds in Q3/20 ($nil in Q3/19). Other income in 9M/20 decreased mainly due to a $0.6 million loss on investments ($5.0 million gain in 9M/19) partly offset by $5.3 million COVID relief funds in Q3/20 ($nil in Q3/19).

Income and mining tax recovery of $0.2 million and $1.3 million, respectively, for Q3/20 and 9M/20, compared to $2.2 million and $2.6 million in the same periods of 2019. The changes in the income and mining tax recovery primarily reflect the fluctuations of the Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to the Company’s deferred tax liabilities denominated in the respective foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2020 of $18.1 million, which includes cash and cash equivalents of $7.9 million and current restricted cash of $10.2 million, decreased from $46.5 million at December 31, 2019 ($46.5 million cash and cash equivalents). The decrease in cash and cash equivalents at September 30, 2020 is mainly due to $25.3 million cash used in operations, including a $5.2 million reduction in accounts payable and accrued liabilities, and $9.3 million invested in mineral property interests and plant and equipment. Restricted cash represents remaining exploration commitments of $10.2 million from the flow-through financing completed on September 10, 2020. For more details on our flow-through financing refer to Note 13 to the Consolidated Financial Statements, Shareholders’ Equity.

We are required to spend the flow-through proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada). We expect to fulfill our CEE commitments in 2021.

Working capital at September 30, 2020 of $21.6 million decreased by $21.6 million from December 31, 2019, reflecting the decrease in cash and cash equivalents and current restricted cash of $28.4 million and the decrease of $4.1 million in our heap leach pad inventory balances. These factors were partly offset by $10.0 million of current debt as of December 31, 2019 reclassified to non-current liabilities due to the two-year extension of the principal repayments under the Amended and Restated Credit Agreement (“ARCA”) closed on June 25, 2020. For more details on the ARCA, please refer to Note 11 to the Consolidated Financial Statements, Debt.

Cash used in operations during 9M/20 was $25.3 million compared to $21.9 million cash used in operations in 9M/19, the change was due to the lower revenue from the sale of 28% fewer ounces and higher production costs applicable to sales in 2020. Both lower revenue and higher production costs applicable to sales in 2020 were partially offset by a 26% higher average realized price per ounce sold, lower exploration spending due to not having any flow-through spending commitments during the first eight months of 2020 and an increase in other income as a result of COVID-19 relief funds.

Cash used in investing activities of $7.8 million in 9M/20 decreased significantly compared to $18.8 million in 9M/19, with the reduction primarily due to $17.7 million less spending for mineral property interests and plant and equipment as the construction of the Gold Bar mine was completed in May 2019. This decrease was partially offset by lower proceeds from sale of investments ($1.3 million in 2020 compared to $4.2 million in 2019) and lower dividends received from MSC in 9M/20 ($0.3 million in 2020 compared to $4.0 million in 2019).

During 9M/20, we spent $9.3 million on mineral property and plant and equipment, predominately for capital development at the Black Fox mine and infill drilling at the Gold Bar mine.

Financing activities provided $8.3 million in cash in 9M/20, with $9.8 million coming from the flow-through financing completed in September 2020 (less the issuance costs); compared to $23.6 million generated in 9M/19, with $22.9 million coming from the March 2019 Registered Offering.

Going concern

The accompanying interim financial statements have been prepared on the going concern basis of accounting, which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In the preparation of the interim financial statements, management is required to identify when events or conditions indicate that substantial doubt may exist about the Company’s ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern would exist when relevant conditions and events, considered in aggregate, indicate that the Company will not be able to meet its obligations as they become due for a period of at least, but not limited to, 12 months from the balance sheet date. When the Company identifies conditions or events that raise potential for substantial doubt about its ability to continue as a going concern, the Company considers whether its plans that are intended to mitigate those relevant conditions or events will alleviate the potential substantial doubt.

In June 2020, the Company refinanced its senior secured term loan facility (for more information refer to Note 11 to the Consolidated Financial Statements, Debt) and in September 2020, the Company completed a flow through financing (for more information refer to Note 13 to the Consolidated Financial Statements, Shareholder’s Equity ). The Company was

also in full compliance with its debt covenants as at September 30, 2020. However, based on the significant expected resource reduction at the Gold Bar mine, resulting in an initial revised mine plan which yields less cash flow, operational challenges at Black Fox, the capital investment commitment required to develop the Froome access portal and the disruptions to the Company’s operations caused by the COVID-19 pandemic, there is uncertainty about our ability to both generate sufficient operating cash flow to conduct further operation, exploration and development of our mineral properties and to remain in compliance with certain of our debt covenants over the next 12 months. Non-compliance with these covenants would result in a breach under the Company’s debt agreement.

In response to this uncertainty, we are evaluating all options, including accessing capital markets, sale of certain assets, and expenditure reductions across the Company. Our ability to continue as a going concern is dependent on the successful completion of one or a combination of these initiatives to ensure that we have sufficient liquidity in order to fund our operations and remain in compliance with our debt covenants. After considering these plans, management has concluded that there are no material uncertainties relating to events or conditions that cast substantial doubt upon the our ability to continue as a going concern for a period of 12 months from the consolidated balance sheet date. The estimates used by management in reaching this conclusion are based on information available as at the date these financial statements were authorized for issuance, and include internally generated cash flow forecasts. Accordingly, actual results could differ from these estimates and resulting variances may be material to management’s assessment.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and certain exploration properties.

Gold Bar Mine

The following table sets out certain operating results for the Gold Bar mine for the three and nine months ended September 30, 2020 and 2019. As the Gold Bar mine achieved commercial production on May 23, 2019, the comparatives for cash costs, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce for the nine months ended September 30, 2019 include sales and costs from pre-commercial production during the first months of 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	222	631	715	1,302
Average grade (gpt Au)	0.73	0.88	0.70	0.93
Processed mineralized material (t)	229	867	812	1,690
Average grade (gpt Au)	0.73	0.92	0.68	0.91
Gold ounces:
Produced	6.8	11.0	22.0	21.0
Sold	6.8	11.2	22.1	20.5
Silver ounces:
Produced	0.1	0.2	0.5	0.4
Sold	0.0	0.3	0.6	0.3
Gold equivalent ounces:
Produced	6.8	11.0	22.0	21.0
Sold	6.8	11.2	22.1	20.5
Revenue from gold and silver sales	$13,042	$16,577	$38,129	$28,941
Cash costs(1)	$10,791	$12,156	$38,863	$20,798
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,585	$1,088	$1,762	$1,014
All‑in sustaining costs(1)	$12,043	$13,795	$47,031	$24,613
AISC per ounce ($/Au Eq. oz sold)(1)	$1,769	$1,235	$2,132	$1,200
Silver : gold ratio	79 : 1	87 : 1	86 : 1	83 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

In Q3/20, Gold Bar produced 6,800 gold equivalent ounces. Full operations with day and night shifts resumed in September. The slower ramp up at Gold Bar, after the COVID-19 related shut down, was due to the Company completing drilling, assaying, and a new in-house resource model to develop a plan forward that includes mining from Gold Bar South. During the quarter, we progressed several key business improvement initiatives intended to support the turnaround of our operations, which include mining optimization evaluations, improving contractor mining efficiencies, assessing material handling and processing alternatives, and further definition drilling at the Gold Pick. A new reserve estimate and feasibility study update for Gold Bar are expected to be announced towards the end of the fourth quarter.

Revenue from gold and silver sales decreased in Q3/20 by $3.5 million compared to Q3/19, reflecting the decrease in gold equivalent ounces produced and sold, which was partially offset by higher average realized gold prices in 2020.

Revenue from gold and silver sales significantly increased in 9M/20 by $9.2 million compared to 9M/19, mainly due to higher average realized gold prices in 2020, coupled with a slight increase in the number of in gold equivalent ounces produced and sold in 2020. The mine reached commercial production in May 2019.

Production costs applicable to sales were $10.8 million in Q3/20, compared to $12.2 million in Q3/19, reflecting 39% fewer gold ounces sold in Q3/20, partly offset by higher costs of the gold ounces drawn down from the heap leach and in-circuit inventory balances. Production costs applicable to sales were $38.9 million in 9M/20, compared to $20.8 million in 9M/19, due primarily to a 8% increase in gold ounces sold in 9M/20 and the higher costs of the gold ounces drawn down from our inventories as noted above.

Cash cost and AISC per gold equivalent ounce of $1,585 and $1,769 in Q3/20 were negatively impacted by lower tonnes mined and placed on the heap leach pad, as noted above, and slower than expected ramp up after the temporary suspension caused by the COVID-19 pandemic in the second quarter.

Cash cost and AISC per gold equivalent ounce of $1,762 and $2,132 in 9M/20 were also significantly impacted by $4.5 million of pre-strip costs, $1.3 million of in-mine exploration expenditures and a $1.0 million write-down of the stockpile, heap leach and in-circuit inventory balances earlier in the year.

Gold Bar mine impairment

In Q1/20, we recorded an impairment charge of $83.8 million based on the preliminary revised mine plan, which indicated a significant reduction in contained ounces relative to the 2018 reserve estimate. The impairment charge reduced the carrying value of the Gold Bar mine mineral property interests and plant and equipment.

Evaluation of the resource estimate continued in the third quarter of 2020 and a new reserve estimate and feasibility study update for Gold Bar are expected to be announced towards the end of the fourth quarter of 2020.

Exploration Activities – Nevada

In Q3/20 and 9M/20, we spent $2.4 million and $5.2 million, respectively, on exploration activities in and around the Gold Bar mine, compared to $4.3 million and $6.2 million spent on same activities in Q3/19 and 9M/19.

Exploration drilling was conducted in and around the Pick pit in Q3/20 and increased our confidence in the revised geologic model and demonstrated potential near mine exploration opportunities.

Drilling at the Gold Bar South satellite deposit continued in Q3/20. We verified and extended mineralization toward the north and south of the deposit. Permitting for development and production from Gold Bar South is also in progress and we expect to start mining this satellite deposit in the second half of 2021.

Canada Segment

The Canada segment is comprised of the Black Fox Complex, which includes the Black Fox gold mine and the Grey Fox, Stock and Froome advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox Mine

The Black Fox mine currently has less than one year remaining in its expected mine life. We plan to continue our near-mine exploration efforts, even when operations commence at Froome, with the goal of increasing resources, converting resources to reserves and extending the mine life.

The following table sets out certain operating results for the Black Fox mine for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	67	48	139	145
Average grade (gpt Au)	3.00	4.82	3.28	5.05
Processed mineralized material (t)	70	58	167	164
Average grade (gpt Au)	2.96	4.02	2.95	4.99
Gold equivalent ounces:
Produced	5.8	7.4	16.3	25.8
Sold	5.6	8.0	16.8	28.0
Revenue from gold and silver sales	$10,352	$11,147	$27,257	$36,139
Cash costs	$8,874	$7,550	$24,231	$24,025
Cash cost per ounce ($/Au Eq. oz sold)	$1,581	$941	$1,440	$859
All‑in sustaining costs	$9,230	$10,939	$29,450	$37,097
AISC per ounce ($/Au Eq. oz sold)	$1,644	$1,363	$1,750	$1,326
Silver : gold ratio	79 : 1	87 : 1	86 : 1	83 : 1

Production in Q3/20 and 9M/20 were 5,800 and 16,300 gold equivalent ounces, respectively, or 22% and 37% fewer ounces compared to the same periods of 2019. Production decreased mainly due to lower gold grades of processed mineralized material in Q3/20 and 9M/20 and despite 21% and 2% increases in tonnes processed. We expect production to trend higher in the fourth quarter and mining from Black Fox to continue into the first quarter of 2021, with the potential of extending further into the year, while we transition to mining the Froome deposit.

Revenue from gold and silver sales decreased in Q3/20 and 9M/20 by $0.8 million and $8.9 million, respectively, compared to Q3/19 and 9M/19, reflecting the decrease in gold equivalent ounces produced and sold, which was partially offset by higher average realized gold prices in 2020.

Production costs applicable to sales increased by $1.3 million or 18% in Q3/20, compared to Q3/19, despite fewer gold ounces produced and sold. The 68% increase in cash cost per gold equivalent ounce in Q3/20 reflects the impact of 26% lower average grade of the mineralized material processed in Q3/20 compared to Q3/19. In addition, production costs applicable to sales included underground development costs that were not capitalized given the mine life is less than one year.

Production costs applicable to sales increased marginally by $0.2 million or 1% in 9M/20 compared to 9M/19, despite fewer gold ounces produced and sold. The 68% increase in cash cost per gold equivalent ounce in 9M/20, reflects the impact of 41% lower average grade of the mineralized material processed in 9M/20 compared to 9M/19.

All-in sustaining costs decreased by $1.7 million or 16% and $7.6 million or 20% in Q3/20 and 9M/20, respectively, compared to Q3/19 and 9M/19, mainly due to significantly lower in-mine exploration expenses, capitalized underground mine development costs and capital expenditures.

Advanced-Stage Properties – Froome Project

Part of the Black Fox Complex located in Ontario, Canada, the Froome deposit is located approximately one-half mile west of the Black Fox mine and approximately 20 miles from the Black Fox (Stock Mine) mill, where we expect the ore will be processed.

The Froome deposit is being developed as an underground mine and will be accessed from the bottom of the Black Fox pit. We commenced the development of the underground access to the Froome deposit in late February 2020 and as of September 30, 2020 have advanced 47% of the way. The plan is to reach the main deposit in the second quarter of 2021 and begin production in the fourth quarter of 2021. Production from the Froome deposit will strategically supplement Black Fox production while we assess potential additional resources at the Black Fox, Grey Fox and Stock projects for future development and production.

The estimated mine life of Froome is two years once production begins following a one-year ramp-up construction phase.  We expect that operational synergies through shared resources and infrastructure with the ongoing production of the Black Fox Complex would improve cash flow for both sites.

Exploration Activities – Timmins

In 2020, we continued to focus on growing the resources and reserves adjacent to our existing operations in order to contribute to near-term gold production. We incurred $1.2 million and $4.4 million in Q3/20 and 9M/20, respectively, for exploration initiatives, compared to $8.7 million and $15.2 million of exploration expenditures in Q3/19 and 9M/19. We had flow-through exploration commitments to satisfy in 2019, which also resulted in a larger drill program for 2019.

In Q3/20, we completed a flow-through financing, which provided gross proceeds of $10.4 million for exploration activities in the Timmins region over the next one to two years. The initial focus is on two high-potential targets, Stock West and Whiskey Jack. Both of these targets returned very encouraging results during the 2018-2019 drilling campaigns and we are looking forward to continue exploration at these exciting discoveries, with the objective of defining additional resources.

Whiskey Jack Target

Drilling 650 feet (200 m) north of existing resource blocks at the Grey Fox deposit in 2019 resulted in the discovery of a new zone called Whiskey Jack. The 2020 drilling has been designed to: a) test for extensions of the gold mineralization, which is open at depth and along strike, and b) infill the central discovery area with 100 ft (30 m) spaced drilling, in order to assess gold distribution. Drilling commenced in September 2020.

Black Fox Mine

A total of 53,400 feet (16,300 meters) of underground diamond drilling was completed at the Black Fox Mine during Q3/20, focused on refining the known limits of several ore blocks adjacent to the existing Black Fox ore body.

Black Fox Complex Expansion – Economic Study

We have engaged an independent engineering group to complete a Preliminary Economic Assessment (PEA) on the Grey Fox - Black Fox, Stock and Timmins resources utilizing our existing central milling capacity. The PEA is expected to be completed in fourth quarter of 2020. The objective of the PEA is to develop a plan for the Black Fox Complex over a 10-year life. Production growth is envisioned to start ramping up in 2022.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The economics of residual leaching are measured by incremental revenues exceeding incremental costs. Residual leaching is expected to continue as long as incremental revenues exceed incremental costs. Incremental residual leaching costs for Q3/20 and 9M/20 were $3.1 million or $1,505 per gold equivalent ounce sold and $8.3 million or $1,242 per gold equivalent ounce sold, respectively, compared to $2.8 million or $832 and $8.4 million or $581 per gold equivalent ounce sold in the same periods of 2019.

The following table summarizes certain operating results at the El Gallo Project for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	1.9	3.0	6.5	13.8
Sold	2.0	3.3	6.6	14.5
Silver ounces:
Produced	3.5	3.4	4.7	6.0
Sold	3.1	6.6	5.0	6.8
Gold equivalent ounces:
Produced	2.0	3.1	6.6	13.8
Sold	2.1	3.4	6.7	14.5
Revenue from gold and silver sales	$4,001	$4,967	$11,700	$19,577
Silver : gold ratio	79 : 1	87 : 1	86 : 1	83 : 1

Production and revenue decreased in Q3/20 and 9M/20, compared to Q3/19 and 9M/19, reflecting decreasing recoveries, as expected, as the El Gallo Project has been in residual leaching since mid-2018.

The decrease in revenue, due to decrease in production, was partially offset by a significantly higher average realized gold price during Q3/20 and 9M/20, compared to the same periods of 2019.

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

We incurred $0.7 million and $1.9 million in Q3/20 and 9M/20, respectively, on activities required to advance the Fenix Project as well as property holding payments for land titles. This compares to $0.5 million and $2.1 million spent during Q3/19 and 9M/19. The Fenix Project PEA is available for review on our website and SEDAR (www.sedar.com).

MSC Segment, Argentina

The MSC segment is comprised of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2020 and 2019 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	126	140	305	400
Average grade mined (gpt)
Gold	4.6	6.9	5.8	6.8
Silver	336	498	403	476
Processed mineralized material (t)	129	147	291	399
Average grade processed (gpt)
Gold	4.7	6.6	5.6	6.8
Silver	313	456	362	450
Average recovery (%):
Gold	90.2	89.2	89.5	88.5
Silver	89.9	89.4	89.2	88.2
Gold ounces:
Produced	17.6	27.7	47.2	76.8
Sold	17.6	26.1	47.3	75.0
Silver ounces:
Produced	1,165	1,925	3,024	5,087
Sold	1,192	1,852	3,060	5,041
Gold equivalent ounces:
Produced	32.4	49.8	81.0	137.7
Sold	32.7	47.4	81.3	135.3
Revenue from gold and silver sales	$70,195	$74,530	$154,666	$189,348
Average realized price:
Gold ($/Au oz)	$2,002	$1,542	$1,873	$1,424
Silver ($/Ag oz)	$29.30	$18.54	$21.59	$16.39
Cash costs	$41,512	$43,345	$100,230	$119,392
Cash cost per ounce ($/Au Eq. oz sold)	$1,269	$915	$1,232	$883
All‑in sustaining costs	$50,311	$57,016	$124,968	$159,449
AISC per ounce ($/Au Eq. oz sold)	$1,538	$1,204	$1,536	$1,179
Silver : gold ratio	79 : 1	87 : 1	90 : 1	84 : 1

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q3/20 compared to Q3/19

Gold and silver production decreased by 36% and 39%, respectively, in Q3/20 compared to Q3/19 as a result of a 12% decrease in processed mineralized material, coupled with 28% and 31% decreases in the average grades of gold and silver, respectively, of the mineralized material processed in Q3/20. The decrease in processed mineralized material reflected the impact of operating below capacity throughout the entire period, as the ongoing countrywide restrictions on the movement of people resulted in the ramp-up being phased over a significant period of time with full production expected toward the end of the year.

Gold and silver production decreased by 39% and 41%, respectively, in 9M/20 compared to 9M/19 due to a 27% decrease in processed mineralized material and 17% and 19% decreases in the average grades of gold and silver of the mineralized material processed in 9M/20, mainly due to the same operational and labor challenges noted above.

Revenue from gold and silver sales decreased by 6% and 18% in Q3/20 and 9M/20 respectively, compared to Q3/19 and 9M/19, reflecting fewer gold equivalent ounces sold due to lower production as noted above, partly offset by higher average realized price of gold (30% and 32% higher in Q3/20 and 9M/20, respectively, compared to the same periods of 2019) and silver (58% and 32% higher in Q3/20 and 9M/20, respectively, compared to 2019).

Cash costs in Q3/20 and 9M/20 decreased by $1.8 million, or 4%, and $19.2 million, or 16%, respectively, compared to Q3/19 and 9M/19, reflecting lower tonnes of mineralized material processed and fewer ounces produced and sold. All-in sustaining costs for Q3/20 and 9M/20 decreased by $6.7 million or 12% and $34.5 million or 22%, compared to the same periods of 2019, mainly due to lower cash costs, coupled with lower capitalized underground mine development and sustaining capital investment in plant and equipment.

Cash cost and All-in sustaining cost per gold equivalent ounce sold were higher for Q3/20 and 9M/20 compared to the same periods in 2019, as lower aggregate cash costs and AISC were spread over 31% and 40% fewer gold equivalent ounces sold, respectively, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC was income of $2.6 million and a loss of $1.1 million in Q3/20 and 9M/20, respectively, compared to a loss of $0.3 million and $6.8 million in Q3/19 and 9M/19.

On a 100% basis, improved performance reflects significantly higher gross profit of $21.6 million and $32.4 million in Q3/20 and 9M/20, respectively, compared to $13.0 million and $19.9 million in Q3/19 and 9M/19 and lower current and deferred income and mining tax expense of $3.0 million in 9M/20, compared to $8.4 million in 9M/19. Higher gross profit in Q3/20 were partially offset by higher exploration expenses ($2.8 million compared to $1.5 million in Q3/19). Higher gross profit and lower current and deferred income and mining tax expense in 9M/20 were partially offset by $7.2 million of other expenses incurred during the shutdown of operations in 2020 ($nil in 2019).

Higher gross profit in 2020 was due primarily to higher average realized gold and silver prices. In addition, there were lower production costs applicable to sales and depreciation and depletion expense mainly as a result of fewer gold equivalent ounces sold. These all were partially offset by $10.2 million and $15.5 million operating costs due to the COVID-19 pandemic in Q3/20 and 9M/20, respectively. The additional costs include labor costs for idle employees, additional transportation and accommodation costs to maintain social distancing and additional personal protective equipment.

In Q3/20, on a 100% basis, MSC generated a cash gross profit of $28.7 million and incurred $6.1 million of development and other capital expenditures, $2.8 million of exploration spending and $6.5 million of other expenditures. Other expenditures primarily included $5.2 million of financial expenses and foreign exchange losses.

In 9M/20, on a 100% basis, MSC generated a cash gross profit of $54.4 million and incurred $18.7 million of development and other capital expenditures, $7.9 million of exploration spending and $17.7 million of other expenditures. Other expenditures primarily included $7.2 million related to costs of suspending activities in connection with the COVID-19 pandemic, $6.6 million of financial expenses, as noted above, and foreign exchange losses.

MSC Dividend Distribution (49%)

We received $nil and $0.3 million in dividends from MSC in Q3/20 and 9M/20, compared to $2.0 million and $4.0 million in dividends received during the same periods in 2019. For more details on our Investment in MSC, refer to Note 10 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment, Argentina

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During Q3/20, the environmental baseline monitoring work continued as planned. We expect to continue environmental studies the rest of the year to gather further information necessary for the Environmental Impact Assessment for the next development phase.

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

Cash Gross Profit

Cash gross profit is a non-GAAP financial measure and does not have any standardized meaning under GAAP. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss. Cash gross profit is calculated by adding back the depreciation and depletion expense to gross profit or loss.

The following tables present a reconciliation of cash gross profit to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended September 30, 2020				Nine months ended September 30, 2020
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$152	$(926)	$73	$(701)	$(9,261)	$(4,310)	$310	$(13,261)
Add: Depreciation and depletion	2,099	2,404	67	4,570	8,527	7,336	217	16,080
Cash gross profit (loss)	$2,251	$1,478	$140	$3,869	$(734)	$3,026	$527	$2,819

	Three months ended September 30, 2019				Nine months ended September 30, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit	$631	$8	$980	$1,619	$1,633	$1,594	$4,497	$7,724
Add: Depreciation and depletion	3,790	3,589	109	7,488	6,510	10,520	471	17,501
Cash gross profit	$4,421	$3,597	$1,089	$9,107	$8,143	$12,114	$4,968	$25,225

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$21,576	$13,027	$32,352	$19,873
Add: Depreciation and depletion	7,107	18,158	22,084	50,083
Cash gross profit	$28,683	$31,185	$54,436	$69,956

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Incremental residual leaching costs for Q3/20 and 9M/20 were $3.1 million or $1,505 per gold equivalent ounce sold and $8.3 million or $1,242 per gold equivalent ounce sold, respectively, compared to $2.8 million or $832 and $8.4 million or $581 per gold equivalent ounce sold in the same periods of 2019.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$10,791	$8,874	$19,665	$38,863	$24,231	$63,094
Mine site reclamation, accretion and amortization	230	101	331	738	295	1,033
In‑mine exploration	474	90	564	1,315	707	2,022
Capitalized underground mine development (sustaining)	—	—	—	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	75	61	136	4,663	322	4,985
Sustaining leases	473	104	577	1,452	249	1,701
All‑in sustaining costs	$12,043	$9,230	$21,273	$47,031	$29,450	$76,481
Ounces sold, including stream (Au Eq. oz)(1)	6.8	5.6	12.4	22.1	16.8	38.9
Cash cost per ounce ($/Au Eq. oz sold)	$1,585	$1,581	$1,583	$1,762	$1,440	$1,622
AISC per ounce ($/Au Eq. oz sold)	$1,769	$1,644	$1,713	$2,132	$1,750	$1,967
(1)	Total gold equivalent ounces sold for Q3/20 and 9M/20 is 14,500 and 45,600, respectively, and includes gold equivalent ounces sold from the operating mines of 12,400 and 38,900, as disclosed above, and 2,100 and 6,700 gold equivalent ounces sold from the El Gallo Project for Q3/20 and 9M/20, respectively.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$12,156	$7,550	$19,706	$20,798	$24,025	$44,823
Mine site reclamation, accretion and amortization	489	155	644	860	475	1,335
In‑mine exploration	—	955	955	—	3,430	3,430
Capitalized underground mine development (sustaining)	—	1,711	1,711	—	7,286	7,286
Capital expenditures on plant and equipment (sustaining)	663	470	1,133	1,533	1,610	3,143
Sustaining leases	487	98	585	1,422	271	1,693
All‑in sustaining costs	$13,795	$10,939	$24,734	$24,613	$37,097	$61,710
Ounces sold, including stream (Au Eq. oz)(1)	11.2	8.0	19.2	20.5	28.0	48.5
Cash cost per ounce ($/Au Eq. oz sold)	$1,088	$941	$1,027	$1,014	$859	$924
AISC per ounce ($/Au Eq. oz sold)	$1,235	$1,363	$1,289	$1,200	$1,326	$1,272
(1)	Total gold equivalent ounces sold for Q3/19 and 9M/19 is 22,600 and 63,000, respectively, and includes gold equivalent ounces sold from the operating mines of 19,200 and 48,500 as disclosed above, and 3,400 and 14,500 gold equivalent ounces sold from the El Gallo Project for Q3/19 and 9M/19, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$41,512	$43,345	$100,230	$119,392
Mine site reclamation, accretion and amortization	113	301	359	859
Site exploration expenses	2,820	1,482	6,603	7,373
Capitalized underground mine development (sustaining)	4,292	8,150	13,411	20,061
Less: Depreciation	(229)	(672)	(916)	(1,732)
Capital expenditures (sustaining)	1,803	4,410	5,281	13,496
All‑in sustaining costs	$50,311	$57,016	$124,968	$159,449
Ounces sold (Au Eq. oz)	32.7	47.4	81.3	135.3
Cash cost per ounce ($/Au Eq. oz sold)	$1,269	$915	$1,232	$883
AISC per ounce ($/Au Eq. oz sold)	$1,538	$1,204	$1,536	$1,179

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$27,395	$32,691	$77,086	$84,657
Less: revenue from gold sales, stream	202	380	883	1,231
Revenue from gold and silver sales, excluding stream	$27,193	$32,311	$76,203	$83,426
Gold equivalent ounces sold	14.5	22.6	45.6	63.0
Less: gold ounces sold, stream	0.4	0.7	1.6	2.2
Gold equivalent ounces sold, excluding stream	14.1	21.9	44.0	60.8
Average realized price per Au Eq. oz sold, excluding stream	$1,925	$1,478	$1,732	$1,372

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$35,265	$40,203	$88,602	$106,728
Silver sales	34,930	34,327	66,064	82,620
Gold and silver sales	$70,195	$74,530	$154,666	$189,348
Gold ounces sold	17.6	26.1	47.3	75.0
Silver ounces sold	1,192	1,852	3,060	5,041
Gold equivalent ounces sold	32.7	47.4	81.3	135.3
Average realized price per gold ounce sold	$2,002	$1,542	$1,873	$1,424
Average realized price per silver ounce sold	$29.30	$18.54	$21.59	$16.39
Average realized price per gold equivalent ounce sold	$2,146	$1,574	$1,901	$1,400

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at September 30, 2020 and 2019:

	September 30,
	2020	2019

	(in thousands)
Cash and cash equivalents	$7,954	$4,262
Restricted cash	10,193	8,764
Investments	-	3,224
Receivables from marketable securities sales	-	928
Precious Metals valued at market value (1)(2)	676	1,284
Total liquid assets	$18,823	$18,462
(1)	As at September 30, 2020 and 2019 we held 358 and 864 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,887 and $1,485 per ounce, respectively.
(2)	Precious metals valued at cost, inclusive of ounces to be delivered under the streaming agreement, equals $945 and $1,278, respectively.

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

We caution you not to put undue reliance on these forward-looking statements, which speak only as of the date of this report. Further, the forward-looking information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward-looking statements.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the nine months ended September 30, 2020, the Argentine peso devalued 21% compared to a devaluation of 52% in the same period of 2019.

During the nine months ended September 30, 2020, the Mexican peso devalued 15%, compared to it staying relatively flat against the U.S Dollar in the same period in 2019.

The Canadian dollar experienced a 3% depreciation against the U.S. dollar for the nine months ended September 30, 2020, compared to a 3% appreciation in the comparable period of 2019.

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

Based on our Canadian cash balance of $7.4 million (C$9.8 million) at September 30, 2020, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2020, our VAT receivable balance was Mexican peso 15,350,664, equivalent to approximately $0.7 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $77.1 million for the nine months ended September 30, 2020, a 10% change in the price of gold and silver would have had an impact of approximately $7.7 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At September 30, 2020, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of September 30, 2020, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.7 million as at September 30, 2020.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2020, we have surety bonds of $31.3 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the senior secured credit facility. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last nine years and has been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years preceding the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a highly inflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2020, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2020, we sold 6,298,166 shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The shares were sold to institutional investors pursuant to an Underwriting Agreement with Cantor Fitzgerald Canada Corporation, as representative of the underwriters listed therein, for gross proceeds of $10.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We paid the underwriters discounts and commissions of $0.4 million in connection with the sale.

The common stock sold in the transaction was not registered under the Securities Act in reliance on the exemption provided by Rule 903 of Regulation S promulgated under the Securities Act.  The sale of the common stock was made in an offshore transaction, was not offered or sold to a “U.S. Person” within the meaning of Regulation S and offering restrictions were implemented.

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

Item 5. OTHER INFORMATION

As previously reported on Form 8-K filed on October 1, 2020, Anna Ladd-Kruger was appointed as our Chief Financial Officer, effective September 29, 2020. On October 2, 2020, we finalized the terms and conditions of her employment and memorialized those terms in an offer letter (the “Offer Letter”). This summary of the terms of the Offer Letter is provided in lieu of an amendment to the Form 8-K, as stated in the original filing.

Ms. Ladd-Kruger will be paid a salary of CAD $320,000 per year and is entitled to participate in all employee benefit plans consistent with other senior executives of the Company. Ms. Ladd-Kruger is also entitled to earn a performance bonus in the discretion of the Compensation Committee of the Board of Directors based on achievement of certain key performance indicators. The target for this bonus is 60% of Ms. Ladd-Kruger’s annual salary.

The Offer Letter provides certain severance benefits and change of control protections. If Ms. Ladd-Kruger is terminated by the Company without cause during her first year of employment, we would be obligated to provide her with twelve months’ notice or pay in lieu of such notice. If Ms. Ladd-Kruger is terminated without cause following the first year of her employment, she would be entitled to the greater of (i) three weeks notice for the first year of employment, plus an additional three weeks notice for every completed year thereafter, to a maximum of twelve weeks, or pay in lieu of such notice, or (ii) her minimum entitlement under the Ontario Employment Standards Act, 2000, as amended. If we terminate her employment without cause following a change in control of the company (as such term is defined in the Offer Letter), we would be obligated to pay her an amount equal to 18 months of salary, plus her target bonus and required benefits.

A copy of the Offer Letter is filed with this report as Exhibit 10.1 and the summary of the Offer Letter in this report is expressly qualified by reference to such Exhibit.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
10.1	Employment Agreement between the Company and Anna Ladd-Kruger dated October 2, 2020.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Anna Ladd-Kruger, principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Anna Ladd-Kruger.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and nine months ended September 30, 2020 and 2019, (ii) the Unaudited Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months and nine months ended September 30, 2020 and 2019, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: October 29, 2020	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Anna Ladd-Kruger
Date: October 29, 2020	By: Anna Ladd-Kruger,
Chief Financial Officer