Form 10-K
period 2020-12-31
McEwen Mining Inc.
filed 2021-03-10
CIK 314203

so

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $406,515,026 based on the closing price of $1.01 per share as reported on the NYSE. There were 459,187,391 shares of common stock outstanding on March 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see Item 15, Exhibits and Financial Statement Schedules in this report for a complete list of those exhibits.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING

PREPARATION OF RESOURCE AND RESERVE ESTIMATES

McEwen Mining Inc. (“McEwen Mining,” “we”, “our”, “us” or the “Company”) is required to prepare reports under the Securities Exchange Act of 1934 and the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. Standards under NI 43-101 are materially different than the standards generally permitted in reports filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) under Industry Guide 7 (“Guide 7”).

Definitions of terms under NI 43-101 differ materially from the definitions of those and related terms under Guide 7 promulgated by the SEC. Under Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a “final” or “bankable” feasibility study or other report is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority.

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

Further, since we have no reserves on some of our properties as defined in Guide 7, we have in the past and will continue to expense substantially all design, construction and development costs with regard to those properties, even though these expenditures are expected to have a future economic benefit in excess of one year. Only certain types of property and equipment which have alternative uses or significant salvage value may be capitalized without proven and probable reserves. We also expense our asset retirement obligations on those properties. Companies that have reserves under Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on our properties that have no reserves we depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our internal mine plans. Because of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves on all of their properties.

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted under Guide 7. The estimation of measured and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves under Guide 7. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other two categories of resources. Inferred mineral resources could be upgraded to indicated mineral resources with continued exploration. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be legally or economically mined.

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

PART I

ITEM 1.  BUSINESS

History and Organization

We are a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico and Argentina. We were incorporated under the laws of the state of Colorado in 1979. We own 100% of the Black Fox mine and Stock mill in Ontario, Canada, a 100% interest in the Gold Bar mine in Nevada, 100% of the formerly-producing El Gallo Project in Sinaloa, Mexico, and a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina. MSC is controlled by the majority owner of the joint venture, Hochschild Mining plc (“Hochschild”). Since we own less than a 50% interest in MSC, we account for our interest as an unconsolidated subsidiary using the equity method of accounting. In addition to our operating properties, we hold interests in advanced-stage and exploration-stage properties and projects in the United States, Canada, Mexico and Argentina, including the Los Azules (“Los Azules”) copper project in Argentina.

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

Our objective is to increase shareholder value through the exploration for and economic extraction of gold, silver and other valuable minerals. Other than the San José mine in Argentina, we generally conduct our activities as the sole operator, but we may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our strategic objectives. We hold our mineral property interests and operate our business through various subsidiary companies, each of which is owned directly, or indirectly, by us.

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in Elko, Nevada (U.S.), Matheson, Canada, Guamuchil, Mexico, and San Juan, Argentina. Our website is www.mcewenmining.com. We make available at no cost our periodic reports including Forms 10-K, 10-Q and 8-K, and news releases and certain of our corporate governance documents, including our Code of Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX”.

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

During 2020, production from the Gold Bar mine consisted of 100% doré, the production at the Black Fox mine was 99% doré and 1% slag and fine carbon and from the El Gallo Project approximately 97% doré and 3% slag and fine carbon. Production from the San José mine consisted of approximately 44% doré and 56% concentrate.

During 2020, we reported the following consolidated production attributable to us:

	Gold	Silver	Gold equivalent
Consolidated Production	ounces	ounces	ounces(1)
Gold Bar mine	27,910	691	27,918
Black Fox mine	24,337	1,395	24,353
El Gallo Project	8,012	4,935	8,072
San José mine (on 49% basis)	31,843	2,013,048	54,500
Total Production	92,102	2,020,069	114,843
(1)	Calculated using an average silver to gold ratio of 86:1 at the 100% owned operations and a ratio of 89:1 at the San José mine. With a ratio of 86:1, gold equivalent ounces at the San José mine amount to 55,250.

Gold and silver bullion obtained from the doré produced in USA, Canada, Mexico and the San José mine is sold at the prevailing spot market price. Concentrates produced by the San José mine are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation period stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC estimates the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

During 2020, revenues from gold and silver sales were $48.9 million for the Gold Bar mine, $41.4 million for the Black Fox mine, $14.5 million for the El Gallo Project, and $107.4 million for the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments and Note 10, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2021 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average

	(in dollars per ounce)
2018	$1,355	$1,178	$1,268	$17.52	$13.97	$15.71
2019	1,546	1,270	1,393	19.31	14.38	16.21
2020	2,067	1,474	1,770	28.90	12.00	20.50
2021 (through March 10, 2021)	1,943	1,687	1,817	29.59	24.87	26.51

On March 10, 2021, the London P.M. Fix for gold was $1,716 per ounce and the London fix for silver was $25.65 per ounce.

Mineralized Material Processing Methods

Gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment. At the Gold Bar mine and the El Gallo Project, both open pit operations, the mineralized material is processed using heap leaching methods. Heap leaching consists of stacking crushed, oxidized material on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve and leach the gold and silver. The gold and silver-bearing solution is then collected and processed into doré bars.

At Black Fox, mineralized material from the underground mine is transported to the mill site and fed to the mill’s crushing circuit. Following additional processing and refining, the operation produces doré bars.

At San José, mineralized material from the underground mine is processed at a mill site, producing a concentrate and doré product.

Hedging Activities

Our strategy is to provide shareholders with exposure to gold and silver prices by selling our gold and silver ounces at spot market prices and consequently, we do not hedge our gold or silver sales. We may, however, from time to time, manage certain risks associated with fluctuations in foreign currencies using the derivatives market.

Gold and Silver Reserves

We have established gold and/or silver reserves at three of our properties: Gold Bar, Black Fox and San José. In 2020, through consultations with field experts, we completed work around the Gold Bar mineral reserve to revise the previous estimate. The work included drilling and metallurgical testing, geological and structural modelling and a 110,500 feet (33,700 m) drill program. On January 7, 2021, we announced the updated Indicated Resource and Probable Reserve Estimates of the Gold Bar mine and subsequently filed the 43-101 Technical Report on February 22, 2021.

The following table summarizes the estimated portion of proven and probable gold and silver reserves attributable to us for the Gold Bar mine, the Black Fox mine and San José mine as of December 31, 2020:

	Gold Reserves at December 31, 2020 (tonnes and ounces presented in thousands)
	Proven			Probable			Proven and probable
	Tonnes	Gold (gpt)	Gold ounces	Tonnes	Gold (gpt)	Gold ounces	Tonnes	Gold (gpt)	Gold ounces
Black Fox mine (1)	33	3.96	4	72	4.10	9	105	4.05	13
Gold Bar mine (2)	-	-	-	15,570	0.84	420	15,570	0.84	420
San José mine (3)	399	6.73	86	92	5.46	16	491	6.49	102

	Silver Reserves at December 31, 2020 (tonnes presented in thousands, ounces presented in millions)
	Proven			Probable			Proven and probable
	Tonnes	Silver (gpt)	Silver ounces	Tonnes	Silver (gpt)	Silver ounces	Tonnes	Silver (gpt)	Silver ounces
San José mine (3)	399	409	5.3	92	354	1.0	491	399	6.3
(1)	The reserve estimate for the Black Fox mine as at December 31, 2020 was prepared by Channa Kumarage P.Eng., Senior Mine Planner and Patrick Lachapelle P.Eng., Technical Services Manager, and reviewed by Rory Greyvensteyn, General Manager, all employees of our company. The mineral reserves were estimated using a gold price of $1,650 per ounce. Reserves are stated at a mill feed reference point and include diluting materials and mining losses.
(2)	The reserve estimate for the Gold Bar mine as at December 31, 2020 was prepared by Joseph McNaughton, P.E., Senior Mining Engineers, Partner, Independent Mining Consultants and reviewed by Jeff Choquette and Todd Wakefield of Mine Technical Services Ltd. The reserves stated in the table above are contained within an engineered pit design between the $1,250/oz and $1,400 gold sales price Lerchs-Grossman pit shells.
(3)	The reserve estimate for the San José mine as at December 31, 2020, presented on a 49% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”). The mineral reserves were estimated using metal prices of $1,800 per ounce of gold and $20 per ounce of silver. The reserves, as presented, are in place and include mining dilution and mining losses, but do not include allowances for mill or smelter recoveries. The reserve estimate for our 49% interest is based on that percentage of the 100% basis.

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

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine precious and base metals but conduct refining and marketing operations on a world-wide basis. Such competition may result in not only our company being unable to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

General Government Regulations

In the United States, Canada, Mexico and Argentina, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include but are not limited to:

●	mineral concession rights;
●	surface rights;
●	water rights;
●	mining royalties;
●	environmental laws;
●	mining permits;
●	mining and income taxes;
●	health and safety laws and regulations;
●	labor laws and regulations; and
●	export regulations.

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

Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2020, we accrued $34.0 million for reclamation costs relating to currently developed and producing properties. These amounts are included in Asset Retirement Obligation on the Consolidated Balance Sheets.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and Nevada, the state where our U.S. operations are conducted.  For example, certain mining wastes from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but we are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Endangered Species Act and state law equivalents.

We have reviewed and considered current federal legislation relating to climate change and do not believe it to have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.

Foreign Government Regulations

Canada, where the Black Fox mine, Stock mill and other exploration and development projects are located, and Mexico, where the El Gallo Project and Fenix Project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the U.S. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of exploration and mining operation activities. We have received all permits required to operate our current activities in Canada and Mexico and have received all permits necessary for the exploration activities being conducted at our other non-U.S. properties.

Customers

Production from Gold Bar, Black Fox, and the El Gallo Project is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

We have doré purchase agreements with Canadian financial institutions, Asahi Refining (“Asahi”), our refiner, and with metals trading companies.  Under the terms of our doré purchase agreements, we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at Gold Bar, Black Fox and the El Gallo Project prior to the completion of refining.  During the year ended December 31, 2020, 95% of our consolidated sales were made to The Bank of Nova Scotia and Asahi, with 34% of the sales made through the doré purchase agreement.

During the year ended December 31, 2020, 90% of total sales from the San José mine were made to three companies: Aurubis AG, a Germany company, accounted for 21% of that amount, Argo-Heraeus, a Swiss company, accounted for 21% of such amount and LS Nikko Copper Inc., a South Korean company, accounted for 48% of that amount. MSC has sales agreements with each of these purchasers.

In the event that our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and may affect our operating results.

Human Capital Resources

As of December 31, 2020, we had 377 employees including 83 in the United States, 24 in Toronto, Ontario, Canada, 166 in Timmins, Ontario, Canada, 98 employees based in Mexico, and 6 in Argentina. All of our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, Mexico, and Argentina include management, laborers, craftsmen, mining, geology and environmental specialists, information technologists, and various other support roles. As of December 31, 2020, MSC had 1,431 employees in Argentina.

A portion of our employees in Mexico are covered by union labor contracts with whom we believe we have good relations. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines.

For Canada and United States, we also engage independent contractors for technical and professional expertise as well as extractive and exploration activities such as drilling, geophysics, hauling and crushing.

ITEM 1A.  RISK FACTORS

Our business activities and financial condition are subject to significant risks, including those described below. You should carefully consider these risks. If any of these risks actually occurs, our business, financial condition, and/or results of operation could be adversely affected. This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that may be affected by several risk factors, including those set forth below. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Financial Condition, Results of Operation and Cash Flows

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

We derive all of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change.  A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. In the event metal prices decline or remain low for prolonged periods of time, our existing producing properties may become uneconomic and we might be unable to develop our undeveloped properties, which may further adversely affect our results of operations, financial performance and cash flows. An asset impairment charge may also result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of gold and/or silver.

Our results of operations have been and could in the future be materially and adversely affected by the impairment of assets.

During 2020, the price of gold, as measured by the London PM fix, fluctuated between $1,474 and $2,067 per ounce, while the price of silver fluctuated between $12.00 and $28.90 per ounce. As at March 10, 2021, gold, silver and copper prices were $1,716 per ounce, $25.65 per ounce, and $4.01 per pound, respectively.

A material reduction in cash flow resulting from the revision of our mine plan and reserve estimate at the Gold Bar mine in Nevada has required reductions in certain operating expenditures  for most of 2020 in order to preserve working capital. In light of the working capital reduction, the Company completed 4 equity raises: September 10, 2020, December 31, 2020, January 29, 2021, and February 9, 2021 for gross proceeds of $64.4 million. It also renegotiated its debt facility in 2020 to more favorable repayment terms.

We initially established reserves at Gold Bar as of December 31, 2017, and such estimate was updated as of December 31, 2018. As of the date of filing this report, the further updated reserve estimate for the Gold Bar mine was completed and updated report filed on February 22, 2021. The operations are now fully funded including the Company’s newest Froome development project at its Fox Complex in Canada which is expected to reach commercial production in late Q4 of this year.

We have incurred substantial losses in recent years and may never return to profitability.

During the three years ended December 31, 2020, we have incurred pre-tax losses on an annual basis of $153.7 million, $63.6 million and $47.6 million. As of December 31, 2020, our accumulated deficit, which includes non-cash impairment charges, was $1.2 billion. In the future, our ability to become profitable will depend on the profitability of the Gold Bar, Black Fox and San José mines, our ability to bring the Froome project into production and generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties, including the Los Azules copper project. In pursuit of that objective, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms to develop additional mining operations. In addition, our continued reliance on equity funding will result in continued dilution to our existing shareholders.

We have in the past and will likely in the future require significant capital to develop our exploration projects. A significant portion of that funding in the past has come in the form of sales of our common stock.  We continue to evaluate capital and development expenditure requirements as well as other options to monetize certain assets in the Company’s portfolio including Los Azules, Grey Fox, Stock and the Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or other purposes, on terms that are favorable to us or at all, in which case, our ability to replace reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2020, we had an outstanding long term, secured debt with a principal amount of $50.0 million. Repayment of the loan is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly interest payments and, beginning in August 2022, to begin making monthly principal payments of $2 million for 12 months and a final $26 million payment on August 31, 2023.We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Even if we have sufficient cash flow to retire the debt, those payments will affect the amount of cash we have available to invest in capital investment, exploration, ongoing operations and other purposes. Payments on our debt may also inhibit our ability to react to changing business conditions.

Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.

Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay principal and interest on our indebtedness or to fund our other liquidity needs. Decreases in precious metal prices, in addition to our ability to execute our mine plans at existing operations, may adversely affect our ability to generate cash flow from operations. If our cash flow and existing capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital, or restructure our debt, and any of these actions, if completed, could adversely affect our business and/or the holders of our securities. We cannot assure you that any of these remedies could, if necessary, be completed on commercially reasonable terms, in a timely manner or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could result in the immediate acceleration of the debt and foreclosure of our assets.

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

As part of our facility, the debt can be called in certain circumstances, including on demand in the event of a material adverse change in our business or our inability to satisfy certain financial tests on an ongoing basis. Our ability to comply with these requirements may be affected by events beyond our control, and we cannot assure you that we will satisfy them in the future. In addition, these requirements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of potential business opportunities that arise because of the restrictive covenants under our debt agreement. A breach of any of the covenants in our debt agreements could result in a default under the agreement.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. However, the actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

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

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2020, we have accrued $34.0 million in estimated reclamation costs for our properties, including $31.8 million covered by surety bonds for projects in the United States and Canada. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability based on the estimated amount of our reclamation obligations in that jurisdiction.

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

From June 2015 to September 2018, we paid a distribution to holders of our common stock on a semi-annual basis. Those distributions were suspended in March 2019. Any determination to reinstate this distribution on our common stock will be based primarily upon covenants in outstanding debt instruments, our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, and our Board of Directors’ determination that the distribution to shareholders is in the best interest of our shareholders and in compliance with all laws and agreements applicable to the Company.

Risks Relating to our Operation as a Mining Company

Our estimates of proven and probable reserves and mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated or result in additional impairment charges to our operations.

Unless otherwise disclosed proven and probable reserves and mineralization figures presented in our filings with securities regulatory authorities, including the SEC, news releases and other public statements that may be made from time to time, are based upon estimates made by both independent and our own internal professionals. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty and are based, to a large extent, on the prices of gold and silver and interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or mineralized material have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect and such reductions may result in impairment charges such as we experienced in 2020.

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

Investors should also be aware that calculations of “reserves” differ under SEC reporting standards and those under other international standards, such as Canada.  Investors should also be aware that mineralized material may never be converted into reserves. Please also see, CAUTIONARY NOTE TO UNITED STATES INVESTORS-INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES.

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

Our acquisitions may not achieve their intended results.

Our acquisitions subject us to many risks. The Fox Complex acquired in 2017 was a distressed asset which has struggled to produce positive cash flows during its years of operation.  We are working to improve the operations but with a small reserve base, the success of this operation is dependent upon finding additional mineralization through exploration and there is no guarantee that we will be able to convert this mineralization into mineable reserves. We may discover title defects or adverse environmental or other conditions relating to the properties acquired in the transactions of which we are currently unaware. Environmental, title, and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We have assumed substantially all of the liabilities associated with acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances, for limited periods and in limited amounts. Potential remedies may not be adequate to cover any liabilities we incur, and such liabilities could be significant.

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

Even if we are successful in achieving one or more of our strategic initiatives at the project, development at Los Azules presents development challenges that may negatively affect, if not completely negate, the feasibility of development of the property.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent would then not be recoverable.

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

With respect to our affiliated company, Minera Santa Cruz S.A (“MSC”) which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company.
●	In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes. The Law gradually reduces the corporate tax rate from 35% to 25% over the period of 2018 to 2020.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.
●	In September 2019, Argentine authorities implemented new foreign exchange regulations which impact the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash and bank savings to be denominated only in Argentine pesos and authorization from Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.

●	In October 2019, Alberto Fernández and former president Cristina Fernández de Kirchner were elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted Argentina sourced revenues. There remains uncertainty about changes that may be adopted by the new administration and their impact on the Argentina economy and our business.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.
●	In 2020, the Alberto Fernández administration marked its first year in office, a year in which it faced numerous challenges including renegotiating Argentina’s foreign debt, managing currency crises, and, most difficult, designing Argentina’s response to the COVID-19 pandemic.

With respect to the El Gallo Project in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo Project was robbed in 2015.  On December 17, 2019, the US State Department issued a Level 2 (“increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime.  These events may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors. On September 8, 2020, the US State Department issued a Level 3 (“Reconsider travel”) revaluating travel to Mexico with respect to COVID-19 and warning travel to five Mexican states, including Sinaloa State, due to violent crime.  These events may disrupt our ability to carry out exploration and mining activities and affect the safety and security of our employees and contractors.

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

Our operations face substantial regulation of health and safety.

Our operations are subject to extensive and complex laws and regulations governing worker health and safety across our projects and our failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

Our mines are inspected on a regular basis by government regulators who may issue citations and orders when they believe a violation has occurred under local mining regulations. If inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures.

In addition to potential government restrictions and regulatory fines, penalties or sanctions, our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

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

All aspects of our operations are subject to United States, Canada, Mexico and Argentina federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste, including cyanide. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, or previous owners or operators, or that may have occurred naturally. We utilize explosives in our business, which could cause injury to our personnel, and damage to our equipment or assets. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Failure to comply with applicable environmental laws, regulations and permitting requirements may also result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could potentially adversely affect our results of operations and financial position.

If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions and/or increased costs.

As of December 31, 2020, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

As of March 10, 2021, Mr. McEwen beneficially owned approximately 18% of the 459.2 million shares of McEwen Mining common stock outstanding.  Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

General Risks

The Coronavirus pandemic could result in adverse operating results due to workforce reductions, supply and/or demand interruptions and travel restrictions.

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. During late March and early April, our operations were disrupted by temporary shutdowns to protect our workforce from the spread of the virus. During the shutdown periods, rigorous policies and procedures were implemented at each site to minimize potential health and safety risks to our workforce. Though we have resumed operations at all our mine sites, the disruption in operations continue to adversely impact cash flows and liquidity and are expected to continue to have adverse consequences to us beyond 2020. Due to slowed ramp up in production and sales, our liquidity and financial condition have been adversely affected and we are at an increased risk of not having sufficient cash flow to fund our operations as well as an increased risk of default under our debt agreement. Achieving and maintaining normal operating capacity is also dependent on the continued availability and logistical delivery of supplies, which remains out of our control. The long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the viability and success of the worldwide vaccination roll out. Management continues to actively monitor the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

We do not insure against all risks to which we may be subject in our operations.

While we currently maintain insurance policies to insure against general commercial liability claims and physical assets at our properties in the United States, Canada, Mexico and Argentina, we do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production including bankruptcy of our refiners or other third party contractors which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce, temporarily suspend or, in the worst case, terminate our operations.

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

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants. A number of our key senior officers, employees and consultants have significant experience in the precious metals industry. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

We conduct operations in a number of foreign countries and are exposed to legal, political and social risks associated with those operations.

A significant portion of our revenue in 2020 was generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations or civic groups.

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

The location of our significant production, advanced-stage and exploration properties is shown below:

SEGMENT: USA

The following map depicts the location of our major properties in the USA segment, including the Gold Bar mine and exploration properties which are fully owned by us or subject to joint venture agreements. The Gold Bar mine is located in the southern Roberts Mountains along the prolific Battle Mountain-Eureka-Cortez gold trend in central Nevada. Approximately 25 miles northwest of the Gold Bar property is the Cortez gold mine owned by Nevada Gold Mines (Barrick and Newmont joint venture), and 25 miles southeast is the producing Ruby Hill mine:

Nevada, USA

Area
Shown

80
Nevada Gold Mines*
Lone Tree
Carlin
Elko
BMX Project
Nevada Gold Mines*
Phoenix Mine
Nevada Gold Mines*
Cortez Mine
Tonkin
Project
Gold Bar
Mine
Austin
Eureka
50
Ely
0
100 Miles
N

McEwen Mining
NYSE MUX TSX

- ★ McEwen Mining Projects
- ☆ JV Projects
- ■ Major Mines (Third Party)
- Battle Mountain-Eureka-Cortez Trend
- ● City / Town
- — Highway / Road

*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)

The following table summarizes the land position of our properties in Nevada as of December 31, 2020:

	Number of	Square
USA Mineral Property Interest	Claims	Miles
Gold Bar	3,016	97
Tonkin	1,390	45
Limo	821	27
Battle Mountain ("BMX") (joint venture)	573	18
Other Properties	1,300	42
Total USA Properties	7,100	229

Production Properties

Gold Bar mine, Nevada (100% owned)

For detailed information on the Gold Bar mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Gold Bar mine is an open pit oxide gold mine with a processing facility, heap leach pad and gold recovery plant. The mine is located primarily on public lands managed by the BLM. We commenced project construction in November 2017 following receipt of the signed Record of Decision from the U.S. Environmental Protection Agency. The Gold Bar mine achieved commercial production on May 23, 2019.

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

At Gold Ridge, extensive alteration (silicification) and gold mineralization occurs at surface and at depth proximal to three historical open pits.  Drilling is ongoing to extend mineralization beyond the currently defined resource.

Facilities and Infrastructure

Gold Bar mine construction began in November 2017 with key site facilities and infrastructure completed by the end of 2018 and commercial production declared in May 23, 2019. The Gold Bar mine has well developed infrastructure including on-site power generation and transmission lines, water, natural gas and related supply utilities as well as buildings which support the operations and administration. The water supply for the Gold Bar mine and processing facilities comes from production wells located approximately two miles southeast from the site and powered by a diesel generator. The mining of the open pits is being carried out by a contractor and the mining progressed during 2020. Ore from the mine is transported to the crusher and conveyor system with the crushed and agglomerated material transported to the heap leach pad via an overland conveyor.

The ore is stacked onto the heap using a radial stacker and then leached with a weak cyanide solution to extract the precious metal values. The gold is then recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

Exploration activities in 2020 focused on targets around the Gold Bar mine including drilling at the Gold Bar South target to support resource estimation and potential conversion to reserves and drilling at Ridge to test certain near-surface and deep targets. Gold Bar South, acquired by McEwen Mining in 2016, consists of 186 mining claims located approximately

3.5 miles southeast from our Gold Bar mine. Gold Bar South hosts a near surface oxide gold deposit which, based on several historic higher-grade drill intersections, shows exploration potential laterally and at depth. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. We expect to continue similar drilling at the Gold Bar property in 2021 with multiple near-surface targets identified.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain-Eureka Trend in Eureka County, Nevada with approximately 45 sq. miles of claims. The Tonkin property consists of the Tonkin deposit and the previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bio-oxidation to treat refractory sulphide mineralized material. Due to cost escalation and recovery issues, the operation was shut down. The mine site is currently on care-and-maintenance and we continue to advance the reclamation program. We also continue evaluation work with respect to the Tonkin deposit.

Other exploration properties

We hold other exploration stage properties throughout Nevada which are not considered material at this time.

SEGMENT: CANADA

The following map depicts the location of our major properties forming the Canada segment of our operations. The properties within the Canada segment are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. The segment consists of the Black Fox and Stock properties and various exploration and advanced stage properties (the “Fox Complex”), comprising 5,100 hectares of land packages intersecting 9 miles of the Destor-Porcupine Fault, which is known as the ‘Golden Highway.’ The Destor-Porcupine Fault has a total strike length of approximately 124 miles and hosts many of Ontario and Quebec’s prolific gold mines.

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

The location of the various properties is shown below:

Ontario, Canada

Area Shown
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Mill
Kirkland Lake Taylor Mine
Black Fox
Davidson Tisdale
101
Timmins
Matheson
Froome
Grey Fox
Paymaster
Fuller
Newmont Porcupine Mines
Buffalo-Ankerite
0
20 Miles
N
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road

The following table summarizes the Canada land position of our company as of December 31, 2020:

	Number of	Number of	Square
Canada Mineral Property Interest	PINs (1)	Claims	Miles
Black Fox mine	32	52	10
Stock mill	24	108	10
Davidson-Tisdale	14	2	2
Fuller	4	—	1
Paymaster	15	—	1
Buffalo Ankerite	7	1	3
Total Canada Properties	96	163	27
(1)	Parcel Identification Number (“PIN”) is a unique number assigned to each automated parcel in the Ontario Land Registry.

Production Properties

Black Fox mine and Stock mill, Canada (100% owned)

For detailed information on the Black Fox mine and Stock mill production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We acquired the Fox Complex in October 2017. It is located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. Its main properties, Stock and Black Fox, are positioned along the Provincial Highway 101, with the Stock property 22 miles east of the city of Timmins and the Black Fox property 6 miles east of the town of Matheson. Given the proximity to communities in a region with primary industries of mining and forestry, local supplies and services are easily available and can be delivered in a timely manner to our operations.

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

Also, part of the Fox Complex, the Stock property hosts the Stock mill and is the site of the former Stock mine. Exploration initiated by us in 2018 and continuing in 2020 has defined two new mineralized zones at Stock East and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault.

The Black Fox mine contains 32 mining right parcels and 52 unpatented claims totaling 10 sq. miles of mining land. The complex also includes 6 sq. miles of surface land. All land parcels are located within Beatty and Hislop townships in the municipality of Black-River Matheson.

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

Geology and Mineralization

All of our properties in the Timmins-Matheson region are located within the Archean aged, Abitibi greenstone belt. Gold mineralization at the Black Fox mine occurs in several different, geological environments within a complex system of structurally-prepared pathways (conduits) that host economic quantities of gold mineralization as: (1) free gold grains associated with shallow dipping quartz veins (aka ‘flats’) and stockworks within green carbonate and ankerite-altered ultramafic rocks; (2) gold associated with the development and distribution of pyrite, and (3) free gold carried within steeply dipping sigmoidal/sheared quartz veins.

Facilities and Infrastructure

The Black Fox mine property has well developed infrastructure including electricity, roads, water supply and high-speed internet access. There are seven fully serviced modular buildings which support various functions of the underground mine. There is also a maintenance shop, warehouse, compressed air plant, backfill plant and water management facilities. Mineralized material from the Black Fox mine is transported to, and processed at, the Stock mill, which has a nominal processing capacity of 2,000 tpd.

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

Underground Mine Development

Froome, Canada (100% Owned)

The Froome deposit, which is part of the overall Fox Complex, is accessed from two declines from the bottom of the Black Fox pit and situated approximately one-half mile west of the Black Fox mine. The mineralized material from Froome will be hauled approximately 20 miles to the Stock Mine mill, where it will be processed. Life of mine production from the Froome deposit is expected to be approximately 2.5 years and low cost, bulk mining is expected to bridge gold production and provide cash flow while we continue to drill and assess potential additional resources at the Black Fox, Grey Fox, Stock and Lexam projects for future development towards expanded production.

Development of the underground access to the Froome deposit is on track, having advanced 76% by the end of the year. We plan to reach the main deposit in Q2 2021 and expect to achieve commercial production from Froome in Q4 2021. Froome offers several benefits compared to Black Fox such as a straighter, more efficient haulage route and wider, more consistent mineralization that is amenable to lower cost bulk mining methods. We are targeting an average annualized production rate of 40-45,000 gold equivalent ounces (“GEO”) from Froome over a period of approximately 2.5 years.

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

In 2019, we completed a substantial surface exploration program which focused on diamond drilling to increase and further define Grey Fox mineralized material. Exploration activities in 2020 further explored and defined the high-grade mineralization discovered at the Whiskey Jack target.

Exploration Properties

The Stock property is the site of the former Stock mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Exploration activities (chiefly diamond drilling and geophysical surveys) were initiated at the Stock property in early 2018, and continued at a steady pace throughout 2019. These efforts led to growth of mineralized material at Stock East, and the discovery of a new source of potentially economic bulk mineralization known as Stock West sitting approximately 0.5 miles west of the existing mine workings.  The Company resumed exploration at Stock West in late August 2020.

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster, and Buffalo Ankerite. We performed minimal work at these properties in 2020.

SEGMENT: MEXICO

The following map depicts the location of our property forming the Mexico segment, of which the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project are described in the sections below:

Sinaloa, Mexico

Area
Shown
McEwen Mining
NYSE MUX TSX
McEwen Mining Projects
Major Mines
City / Town
Highway / Road
Ciudad Obregon
Cobre Del Mayo
Piedras Verdes Mine
El Gallo / Fenix Project
Guamuchil
Culiacan
First Majestic
San Dimas Mine
La Paz
Durango
Mazatlan
0
100 Miles
N

The following table summarizes the Company’s land position in Mexico as of December 31, 2020:

Mexico Mineral Property Interest	Claims	Square Miles
Fenix Project (including the El Gallo Project)	19	127
Other Mexico properties	27	236
Total Mexico Properties	46	363

Production Properties

El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”), Mexico (100% owned)

For detailed information on the El Gallo Project production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own 100% of the El Gallo Project. The El Gallo Project was the open-pit gold mine and heap leach operation originally known as the Magistral mine. We operated the mine from September 2012 to June 2018, when we ceased active mining. Present activities are limited to residual leaching production that is expected to continue until the end of 2021, as well as closure and reclamation activities.

The El Gallo Project consists of 8 sq. miles of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to the El Gallo Project is currently in place.

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

Advanced-Stage Properties

Fenix Project, Mexico (100% owned)

Overview and History

Two areas of mineralized material located inside of our property are currently considered for the Fenix Project and are the basis of the resource estimate included in the feasibility study released on February 16, 2021.

The Fenix Project contemplates a two-phase development process. Phase 1 includes the reprocessing of material on the gold heap leach pad at the existing El Gallo Project. Phase 2 includes the processing of open pit silver mineralization from El Gallo Silver at the existing process plant.

The process plant is expected to use conventional and proven mineral processing and precious metals recovery technologies. Phase 1 is envisioned to have a throughput rate of 5,000 tonnes per day. During Phase 2, mineralized material from the El Gallo Silver would be processed at a maximum of 3,250 tons per day.

Tailings produced during the operation would be stored in the mined-out Samaniego open pit at the El Gallo Project. As part of this process, tailings deposition would include a delivery system designed to maximize tailings consolidation and water recovery. Utilizing the in pit tailings storage technology is expected to be cost effective and environmentally friendly as it would reduce the disturbance footprint and construction material, eliminate the construction of a tailings dam, recycle process water, and reduce closure obligations by removing the leach pad.

During the second half of 2019, we received the environmental permit approval for in-pit tailings storage in the Samaniego pit and the additional approval for the process plant for Phase 1, which entails the construction of the Carbon-In-Leach (CIL) mill circuit. A decision to pursue the project remains under review.

Access and Location

The Fenix Project is located adjacent to the El Gallo Project and is similarly accessible.

Facilities and Infrastructure

The El Gallo Project infrastructure is used to support current work on the Fenix Project.

A change in power supply by self generation with natural gas is expected to be economical with reduced capital and operating expenditures compared to the previous National Grid option, using natural gas from Waha, Texas.

SEGMENT: LOS AZULES, ARGENTINA

Exploration Properties

The following map depicts the location of the Los Azules project in the province of San Juan in Argentina. Los Azules is located in the Andean Copper Belt in Southern Argentina, which hosts many of the world’s largest copper deposits.

San Juan, Argentina
Area Shown
Los Azules Project
Calingasta
Sibanye-Stillwater Altar Project
Barreal
Glencore El Pachòn Project
Antofagasta Los Pelambres Mine
San Juan
Mendoza
Chile
Argentina
0
50 Miles
N
McEwen Mining
NYSE MUX TSX
McEwen Mining Project
Major Mines & Projects
City / Town

The following table summarizes the land position related to Los Azules segment as of December 31, 2020:

	Number of	Square
Argentina Mineral Property Interest	Claims	Miles
Los Azules project	21	123
Other Argentina properties	18	184
Total Argentina Properties	39	307

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

During 2020, we continued preliminary engineering and cost estimates to advance the proposed low altitude all year access route (northern access route) in an effort to improve access to the site. We also advanced the Los Azules water management plan to evaluate the project operating as a zero discharge development.

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

Overview and History

The San José mine is an underground gold and silver mining operation located in Santa Cruz, Argentina. We acquired our interest in the San José mine in connection with our acquisition of Minera Andes in January 2012. The property is owned and operated under an option and joint venture agreement (“OJVA”) between Minera Andes (49%) and Hochschild (51%) in the name of MSC. The property was acquired by Minera Andes in 1997, followed by an extensive exploration program from 1997 to 2001, leading to the discovery of the Huevos Verdes and Saavedra West Zones. A feasibility study was completed in October 2005 under the direction of MSC and, following construction, commercial production was declared on January 1, 2008.

The mine is part of a larger property which covers a total area of approximately 1,004 sq. miles and consists of 141 mining concessions.

MSC has purchased the land and corresponding occupation rights that are necessary to conduct its operations.

Location and Access

The San José property is in the province of Santa Cruz, Argentina, lying approximately between latitude 46°41’S and 46°47’S and longitude 70°17’W and 70°00’W. The mine is 1,087 miles south-southwest of the city of Buenos Aires and 217 miles southwest of the Atlantic port city of Comodoro Rivadavia. The principal access route to the San José property is a paved highway from Comodoro Rivadavia followed by a 20 mile two-lane dirt road to the mine. Comodoro Rivadavia has regularly scheduled air services to Buenos Aires. The nearest town is Perito Moreno, which is approximately 19 miles west of the San José property.

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

Exploration Activities

During 2020, continued exploration focused on San José proximity targets, continued evaluating Aguas Vivas as planned and drill program started in Telken Norte.

In 2021, we expect the exploration programs to be focused on resources replacement with emphasis on extensions and new structures near to current operations as well as recognizance of new exploration targets over the district.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of March 10, 2021, there were 459,187,391 shares of our common stock outstanding, which were held by approximately 3,363 stockholders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262-0600. The transfer agent in Canada is Computershare Trust Company of Canada at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

Shareholder Distribution Policy

We made a distribution to our shareholders from 2015 until 2018, following which our board of directors determined to suspend the payment. Payment of any distributions in the future will be in the discretion of our board depending on, among other things, subject to covenants contained in our debt agreement (which presently precludes dividends) and cash flow, capital needs for our business and anticipated metal prices.

Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended December 31, 2020 with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2015 in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2015	2016	2017	2018	2019	2020
McEwen Mining (MUX)	$100	$277	$217	$174	$121	$94
NYSE Arca Gold Bugs Index	100	164	173	144	218	270
NYSE Composite Index	100	109	126	112	137	143

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019 with a particular emphasis on 2020. For a discussion of our financial condition and results of operations for 2019 compared to 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

The technical contents of this management’s discussion and analysis has been reviewed and approved by Peter Mah, P.Eng., Chief Operating Officer and Luke Willis, Director, Resource Modelling as Qualified Persons as defined by Canadian Securities Administrator National Instrument 43-101 “Standards of Disclosure for Mineral Projects”.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three months ended December 31, 2020 and 2019 and the years ended December 31, 2020, 2019 and 2018 and to our Balance Sheets as of December 31, 2020 and 2019 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 58.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by the SEC Industry Guide 7. This section provides information up to the date of the filing of this report.

The information in this section should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and December 31, 2019 are abbreviated as Q1/20, Q2/20, Q3/20, Q4/20 and Q4/19, respectively, the reporting periods for the six months ended June 30, 2020 and December 31, 2020 are abbreviated as H1/20 and H2/20, respectively, and the reporting for the years ended December 31, 2020 and 2019 are abbreviated as YTD/20 and YTD/19 respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 94:1 ratio for the first quarter of 2020, 104:1 for the second quarter of 2020, 79:1 for the third quarter of 2020, and 77:1 for the fourth quarter of 2020. Beginning with the second quarter of 2019, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018. Where comparative results for mining operations are presented for prior periods, we continue to use the term “El Gallo Mine.” We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap-leaching that is taking place at the formerly-producing mine.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. During late March and early April, our operations were disrupted by temporary shutdowns to protect our workforce from the spread of the virus. A summary of our operations during 2020 is as follows:

●	All operations at Black Fox were temporarily suspended on March 26 and resumed on April 13;
●	Mining operations at the Gold Bar mine were suspended on April 1 and resumed on May 4, while leaching activities continued throughout the suspended period;
●	Operating activities at the El Gallo Project were suspended on April 1, while leaching activities continued. Operations resumed June 1;
●	Operations at the San José mine owned by MSC (operated by our joint venture partner) closed March 20 and resumed with scaled back operations by the end of April. In the third quarter, operations at the San José mine were again in a ramp-up phase as a result of the ongoing countrywide restrictions on the movement of people. On November 30, 2020 the government mandated a shutdown of mine operations in the region. Operations at the San José mine resumed on December 8, 2020; and
●	Our head office in Toronto, Canada was shut down on March 13 and remains closed. All employees are performing their functions remotely.

During and after the shutdown periods, rigorous policies and procedures have been implemented at each site to minimize potential health and safety risks to our workforce.

The temporary shutdowns have adversely impacted our mine operations, cash flow, and liquidity throughout 2020. In addition to the adverse effect on production and revenue, we have incurred costs in connection with the shutdowns and subsequent ramp-up at each operation. Our liquidity and financial condition have been adversely affected and as a result we have raised an additional $64.4 million in gross equity financings from September 2020 to February 2021. In addition, we renegotiated more favorable debt repayment terms in Q2 2020. We are currently maintaining normal operating capacity at our operations; however this remains dependent on the continued availability and logistical delivery of supplies, which remains out of our control. The long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, related advisories and restrictions and the viability and success of the worldwide vaccination roll out. Management continues to actively monitor the global situation with respect to COVID-19 and its ongoing impacts on our financial condition, liquidity, operations, suppliers, industry and workforce.

The governments of the United States, Canada and Mexico have enacted or proposed legislation to provide relief to companies and/or individuals affected by the enforced reduction in operations. During 2020, we secured $1.9 million of relief from the US government under the paycheck protection (“PPP”) program. The funds are fully forgivable so long as sufficient eligible expenditures were incurred in a 24 week period. The income from the PPP program is recognized on a systematic basis as eligible forgivable expenditures are incurred. As at December 31, 2020, the full amount has been recognized as other income, as the Company is reasonably assured that it is in compliance with the forgiveness criteria of incurring the eligible expenses for forgiveness within the required timeframe. We also secured $4.5 million of government relief in Canada through the Canadian Emergency Wage Subsidy (“CEWS”) program.

2020 AND Q4/20 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2020 are summarized below and discussed further in the Consolidated Financial Performance:

COVID-19 Impacts

●	Operations were temporarily suspended in Q2/20 in efforts to prevent the spread of COVID-19 among our workers, business partners, and communities. Production successfully resumed at our operating mines during Q3/20 and they remain in operation as at December 31, 2020.
●	The San José mine continued to operate below normal capacity during Q3/20 and Q4/20 due to government imposed travel restrictions. On November 30, 2020, the government mandated a temporary shutdown of mine operations in the region. Operations at the San José mine resumed on December 8, 2020.

Performance

●	We produced 114,844 gold equivalent ounces in 2020; production includes 54,500 gold equivalent ounces from the San José mine(1). We produced 30,227 gold equivalent ounces in Q4/20, including 14,805 attributable gold equivalent ounces from the San José mine(1).
●	We sold 115,662 gold equivalent ounces in 2020, including 54,929 attributable gold equivalent ounces from the San José mine (1). We sold 30,228 gold equivalent ounces in Q4/20, with 15,071 attributable ounces from the San José mine (1).

Cash Flow and Results of Operations

●	We reported cash and cash equivalents of $20.8 million at December 31, 2020; we raised $20.2 million (net proceeds of $19.6 million) through two flow-through financings in 2020.
●	Subsequent to the year end, we raised additional gross proceeds of $12.7 million and $31.5 million through a Canadian development expenditures (“CDE”) flow-through and an equity financing.
●	We re-negotiated the debt facility to remove immediate liquidity issues in 2020.
●	We reported 2020 revenue of $104.8 million from the sale of 60,733 gold equivalent ounces from our 100% owned properties; at an average realized price(2) of $1,771 per gold equivalent ounce.
●	We reported cash gross loss(2) of $4.0 million in 2020, with a gross loss of $26.9 million.
●	We reported 2020 net loss of $152.3 million, including an $83.8 million impairment adjustment for the Gold Bar Mine and $27.5 million spent on exploration and advanced projects. The 2020 net loss was $68.5 million before the impairment adjustment for the Gold Bar mine.

Exploration and Reserves

●	We completed two flow-through financings in Q3 and Q4, which provided gross proceeds of $10.4 million and $9.8 million, respectively (combined net proceeds of $19.6 million). These proceeds will be used to incur eligible exploration expenditures in the Timmins region over the next one to two years with the primary focus around the Stock West, Grey Fox and Whiskey Jack targets.

●	We completed $15.9 million of exploration drilling and other exploration work in 2020.

●	We completed 43 thousand feet (13 thousand meters) and 111 thousand feet (34 thousand meters) of drilling at Black Fox and Nevada respectively.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 58.

●	We added 111 thousand ounces to the Froome Project life of mine plan which provides further confidence in the future of the Fox Complex.

●	The Pick, Ridge, Cabin and Gold Bar South geological models and resource estimates were updated in Q4 2020, and all resource estimates were subject to independent third party review for quality assurance.

●	We announced the positive results of the Fenix project feasibility study on December 31, 2020. The study highlights the two-phased approach of our near term production opportunity.

●	On January 7, 2021, we announced an updated Probable Reserve Estimate of 302 thousand recoverable gold ounces for the Gold Bar Mine in Nevada.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three months ended December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$27,703	$32,362	$104,789	$117,019	$128,175
Production costs applicable to sales	$(34,560)	$(23,848)	$(108,827)	$(83,280)	$(81,014)
Loss before income and mining taxes	$(23,656)	$(26,401)	$(153,715)	$(63,591)	$(47,640)
Net loss(2)	$(23,542)	$(25,132)	$(152,325)	$(59,747)	$(44,870)
Net loss per share(2)	$(0.06)	$(0.07)	$(0.38)	$(0.17)	$(0.13)
Cash (used in) provided by operating activities	$(2,600)	$(17,611)	$(27,873)	$(39,527)	$487
Cash additions to mineral property interests and plant and equipment	$4,069	$2,680	$13,373	$29,707	$81,321
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the year ended December 31, 2020 include an impairment charge of $83.8 million, or $0.21 per share.

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	30.2	46.3	114.8	174.4	175.6
100% owned operations	15.4	22.1	60.3	82.7	88.0
San José mine (49% attributable)	14.8	24.2	54.5	91.7	87.6
Sold - gold equivalent ounces(1)	30.3	46.2	115.6	175.4	190.1
100% owned operations	15.2	22.1	60.7	85.1	102.7
San José mine (49% attributable)	15.1	24.1	54.9	90.3	87.4
Average realized price ($/Au Eq. oz)(2)(3)	$1,888	$1,487	$1,771	$1,403	$1,277
P.M. Fix Gold ($/oz)	$1,874	$1,481	$1,735	$1,393	$1,268
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$2,197	$1,009	$1,772	$949	$789
San José mine (49% attributable)	$1,234	$826	$1,233	$867	$851
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$2,393	$1,197	$2,077	$1,251	$952
San José mine (49% attributable)	$1,455	$1,034	$1,514	$1,140	$1,061
Cash gross (loss) profit(2)	$(6,857)	$8,514	$(4,038)	33,739	47,161
Silver : Gold ratio(1)	77 : 1	85:1	86 : 1	84:1	75:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 86:1 for 2020 and 84:1 for 2019; 77:1 for Q4/20 and 85:1 for Q4/19. See page 38.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 58.
(3)	On sales from 100% owned operations only, excluding streaming arrangement.

CONSOLIDATED PERFORMANCE

For the year ended December 31, 2020, we reported a net loss of $152.3 million (or $0.38 per share) compared to a net loss of $59.7 million in 2019 (or $0.17 per share). The increased loss from year to year relates primarily to a non-cash impairment charge of $83.8 million in 2020 at Gold Bar; lower revenues of $12.2 million predominantly as a result of lower production from all sites in 2020 versus 2019; and higher cost of sales of $25.5 million in 2020 as a result of COVID-19 related production suspensions and related costs; and higher production costs from Gold Bar operations in 2020. These changes were partially offset by a reduced loss from our investment in MSC, and reduced general and administration as well as exploration costs in 2020 versus 2019.  MSC’s results benefited from significantly higher average realized gold and silver prices (27% and 41% higher average gold and silver prices) and lower depreciation and depletion expenses due to lower mineralized material mined and processed.

Cash gross loss (a non-GAAP measure) of $4.0 million for 2020 decreased by $37.7 million compared to a cash gross profit of $33.7 million in 2019, mainly as the result of the decrease in production and revenue, coupled with higher production costs applicable to sales due to higher costs per ounce in particular at Gold Bar due to operational and grade reconciliation issues.  This has been ongoing and drilling continued throughout 2020 and is ongoing to date, as well as updated independent technical studies, to mitigate this risk. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, the nearest GAAP measure.

Production from our 100% owned mines of 60,343 gold equivalent ounces in 2020 decreased by 22,423 gold equivalent ounces compared to 2019. The decrease is attributed to the temporary shutdowns of our mine operations in efforts to combat the spread of COVID-19 during the first half of 2020. Operations resumed, however, below capacity throughout most of 2020, given the challenges in mobilizing personnel and with government imposed travel restrictions. In addition to the impacts of COVID-19 on our operations in 2020, production at the El Gallo Project decreased by 8,261 gold equivalent ounces compared to 2019, as leaching continued to wind down.

Our share of the San José mine production of 54,500 gold equivalent ounces in 2020 was 37,153 ounces lower than in 2019; this decrease is attributable to the slow ramp up back to full production due to government imposed travel restrictions to combat the spread of COVID-19 for most of 2020.

CONSOLIDATED FINANCIAL REVIEW

Year ended December 31, 2020 compared to 2019

Revenue from gold and silver sales in 2020 of $104.8 million decreased by 10% compared to 2019. The decrease reflects 24,402 fewer gold equivalent ounces sold from our 100% owned mines in 2020 compared to 2019, partially offset by a higher average realized price ($1,771/oz or $368/oz higher compared to 2019).

The decrease in gold equivalent ounces sold includes 8,763 fewer gold equivalent ounces sold from the El Gallo Project as the operations continue to wind down, 12,923 fewer gold equivalent ounces sold from the Black Fox mine and 2,716 fewer gold equivalent ounces sold from the Gold Bar mine as a result of operational interruptions. The ongoing reserve estimate work culminated in an updated technical report filed on February 22, 2021. All of our operations were impacted by COVID-19 throughout 2020.

Production Costs applicable to sales in 2020 increased by 31% to $108.8 million compared to 2019; gold equivalent ounces sold in 2020 were 29% fewer than in 2019 but at a higher cash cost per ounce sold as explained in the “Consolidated Performance” section above.

Depreciation and depletion in 2020 decreased by $1.9 million to $22.9 compared to 2019, reflecting the decrease in gold equivalent ounces sold in 2020 and the lower depreciable and depletable asset base as a result of the impairment charge recorded at Gold Bar in the first quarter of 2020.

Advanced projects of $11.7 million for 2020 increased by $2.2 million compared to 2019. Advanced projects in 2020 included continued spending for the Froome development project in Timmins Ontario, engineering and permit work at the Gold Bar South property in Nevada and the Fenix project in Mexico.

Exploration costs of $15.9 million for 2020 decreased by $21.8 million compared to 2019. In 2020, exploration activities ramped up in the second half of the year as we announced the closing of two flow-through financing programs. Through December 31, 2020, we have incurred $1.9 million in qualifying exploration expenditures. Expenditures relate to exploration activities in Timmins at the Stock and Grey Fox targets. Exploration costs in 2019 related to expenses incurred at the Company’s Timmins operations.

General and administrative expenses of $9.2 million for 2020 decreased by $3.6 million, compared to 2019, due to lower salaries, financing fees, and a reduction in corporate activities in marketing and travelling in 2020 due to COVID-19.

Loss from investment in MSC of $1.5 million in 2020, decreased by $7.2 million from 2019, reflecting increased gross profits of $8.4 million.

Revision of estimates and accretion of asset retirement obligations of $1.8 million in 2020, decreased by $1.7 million from 2019, primarily due to the inclusion of the asset retirement obligations at the Gold Bar mine in 2019 as it transitioned to commercial production in May 2019. There was no such addition in 2020.

Impairment of property, plant and equipment at Gold Bar was $83.8 million. During the first quarter of 2020, we performed a comprehensive review of our Gold Bar mine and determined that indicators of impairment existed. A recoverability test was performed and we concluded that the carrying value of the long-lived assets for the Gold Bar mine was impaired based on a reduction in preliminary estimated resources and expected future production at that time. Technical work and drilling has continued throughout 2020 to better understand the resources, which culminated in an updated reserve and resource estimate announced on January 7, 2021, with an updated technical report filed on February 22, 2021. The following are key points noted in the updated technical report:

1.	The feasibility study base case using a gold price assumption of $1,500/oz estimates a life of mine discounted after-tax value of $55.2 million at an 8% discount rate.
2.	Over the expected 6-year mine life, production is expected to total 17.2 million tons of ore at a diluted gold grade of 0.025 oz/t (0.84 g/t) for a total payable gold of 302,000 oz as at December 1, 2020. This represents a net reduction of 16% in estimated reserves, relative to the reserve estimate as at December 31, 2018 of 430,000 gold ounces.

Other operating of $2.0 million compared to $nil in 2019 and reflects the expenses relating to the suspension of our operations at the Gold Bar and Black Fox mines primarily related to COVID-19 costs.

Other income was $6.9 million for 2020 compared to $7.1 million for 2019. Other income in 2020 includes proceeds received from COVID-19 relief funds. The 2019 amount relates primarily to gains on marketable securities of $5.3 million.

Income and mining tax recovery of $1.4 million for 2020 decreased by $2.4 million from 2019. The decease is mainly due to lower amortization of the flow-through premium in 2020 as compared to 2019. In addition, the income and mining tax recovery reflects the devaluation of the Argentine and Mexican peso against the U.S. dollar on the Company’s peso-denominated deferred tax liability and the reversal of deferred tax liabilities on the impairment of the US properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at December 31, 2020 of $20.8 million decreased by $25.7 million from the balance at December 31, 2019. The decrease in cash and cash equivalents at December 31, 2020 was due to $27.9 million of cash used in operations and $13.4 million invested in mineral property interests and plant and equipment, partly offset by $17.6 million in cash provided by financing activities. Cash provided from financing activities included gross proceeds of $20.2 million (net proceeds of $19.6 million) from the issuance of flow-through shares on September 10, 2020 and December 31, 2020.  We are required to spend the flow-through proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada). We expect to fulfill our CEE commitments by the end of 2022. For more details on our flow-through financing refer to Note 14 to the Consolidated Financial Statements, Shareholders’ Equity.

Working capital at December 31, 2020 of $7.9 million decreased by $35.2 million from December 31, 2019, reflecting the decrease of $25.6 million in cash and cash equivalents and the decrease of $11.4 million in inventory, primarily in materials on the leach pads at the Gold Bar and El Gallo projects, which was partially offset by the decrease in current liabilities as result of the debt refinancing.

Cash used in operations of $27.9 million in 2020 decreased from $39.5 million cash used in operations in 2019. The change is attributed to a decrease in exploration expenses of $21.8 million, receipt of COVID-19 related relief funds of $6.4 million, a decrease in general and administrative expenses of $3.6 million and an increase in accounts payable of $2.0 million in 2020; partially offset by a decrease in revenue of $12.2 million and increased production costs of sales adjusted for inventory write-downs of $11.6 million.

Cash used in investing activities of $11.8 million in 2020 decreased from $14.1 million in 2019. The net difference of $2.3 million is primarily due to a decrease of $16.3 million in spending on mineral property interest and plant and equipment as the construction of the Gold Bar mine was completed in May 2019. This decrease was partially offset by lower proceeds from sale of investments ($1.3 million in 2020 compared to $6.8 million in 2019) and lower dividends received from MSC ($0.3 million in 2020 compared to $8.9 million in 2019). On January 28, 2021 we received a dividend of $2.5 million from MSC, refer to Note 23 – Subsequent Events, to the Consolidated Financial Statements.

During 2020, we spent $13.4 million on mineral property and plant and equipment, (a decrease of $16.3 million from the year 2019),  predominantly on capital development, with the spending mainly related to underground development at the Fox Complex and infill drilling at Gold Bar.

Financing activities provided $17.6 million in cash in 2020 compared to $70.0 million in 2019. In 2020, this included $19.6 million from the issuance of flow-through shares, slightly offset by $2.2 million in lease obligations payments. The proceeds will be used to incur CEE at the Grey Fox, Stock and Whiskey Jack targets in Timmins over the next 2 years.

In June 2020, the loan facility was amended under a new administrative agent resulting in an extension of the required principal payments. The amendment also reduced the minimum working capital covenant to $nil at December 31, 2020. The remainder of the agreement remains in full force and effect.

During the year and subsequent to year end the Company closed on $64.4 million in gross proceeds from equity financings. As a result of this, the Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, the previously disclosed going concern uncertainty disclosure has been removed, as substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Refer to Note 14 – Shareholders and Equity Note 23 – Subsequent Events, to the Consolidated Financial Statements.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and certain exploration properties.

Gold Bar mine

2020 compared to 2019

The following table sets out operating results for the Gold Bar mine for the three months and year ended December 31, 2020. As the Gold Bar mine achieved commercial production on May 23, 2019, the comparatives for cash costs, cash cost per ounce, all-in sustaining costs and all-in sustaining costs per ounce for the year ended 2019 include sales and costs from pre-commercial production during the first months of 2019:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	357	617	1,072	1,918
Average grade (gpt Au)	0.77	0.58	0.72	0.82
Processed mineralized material (t)	352	722	1,164	2,412
Average grade (gpt Au)	0.74	0.58	0.69	0.81
Gold ounces:
Produced	5.9	9.7	27.9	30.7
Sold	5.7	10.0	27.8	30.5
Silver ounces:
Produced	0.2	0.2	0.7	0.6
Sold	—	—	0.6	0.3
Gold equivalent ounces:
Produced	5.9	9.7	27.9	30.7
Sold	5.7	10.0	27.8	30.5
Revenue from gold and silver sales	$10,755	$14,906	$48,884	$43,847
Cash costs(1)	$19,602	$12,816	$58,465	$33,614
Cash cost per ounce ($/Au Eq. oz sold)(1)	$3,439	$1,281	$2,106	$1,101
All‑in sustaining costs(1)	$21,241	$14,526	$68,272	$39,139
AISC per ounce ($/Au Eq. oz sold)(1)	$3,726	$1,452	$2,459	$1,282
Silver : gold ratio	77 : 1	85 : 1	86 : 1	84 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 58 for additional information.

Despite the significant impacts of the COVID-19 pandemic and outbreaks in the region, the Gold Bar mine produced 27,900 gold equivalent ounces in 2020 compared to 30,700 GEOs the year prior. The COVID-19 outbreak had a significant impact on production as the Gold Bar operation shut down for part of Q2 and isolation quarantine protocols resulted in reduced operating shifts in Q4 after positive COVID-19 tests of site personnel. The slower ramp up to full mining rates following the shut down was primarily due to delays related to mining contractor rehiring of operators after the shutdown resulting in slower than planned equipment operation, and the Company completing drilling, assaying, and an updated in-house resource model to develop a plan forward that includes mining from Gold Bar South. When compared to 2019 there were less ore tonnes mined, lower grades and a reduced gold production as a result. We continue to execute improvement initiatives at Gold Bar targeted to support the turnaround of the operations, which includes but are not limited to the following:  improving contractor mining efficiencies, processing optimizations and ongoing exploration drilling targeting potentially economic near term gold production mineralization.

During Q4/20 and into Q1/21, a final updated resource model and updated resource and reserve estimates were completed which provided us with a more accurate model to plan from moving forward as compared to the 2018 feasibility study. A feasibility study update for Gold Bar was filed on February 22, 2021. The following are key points noted in the updated technical report:

1.	The feasibility study base case using a gold price assumption of $1,500/oz estimates a life of mine discounted after-tax value of $55.2 million at an 8% discount rate.
3.	Over the expected 6-year mine life, production is expected to total 17.2 million tons of ore at a diluted gold grade of 0.025 oz/t (0.84 g/t) for a total payable gold of 302,000 oz as at December 1, 2020. This represents a net reduction of 16% in estimated reserves, relative to the reserve estimate as at December 31, 2018 of 430,000 gold ounces.

With respect to our operational experience at Gold Bar, the majority of material mined during 2020 was from the Pick West pit with the remainder of the Cabin reserve being mined and completed in Q1.  The transition in 2020 to mining from the Pick West pit has returned lower ore tonnes, gold grade and contained ounces from the upper benches as compared to the feasibility block model.  This is due to greater structural control of the mineralization than was previously expected, but which was exposed in the newly developed pit. Due to the differences observed between the modeled and mined ore tonnage and grade from the Pick West pit, the reserve estimate as at December 31, 2018 and the future mine plan were re-evaluated.  Remodeling of these deposits have been completed in-house and reviewed by an independent third party engineering firm. Optimization of this reserve will continue into 2021 to improve ore deliveries to the pad.

Revenue from gold and silver sales increased by $5.1 million compared to 2019. The increase is attributed to the higher average realized gold prices in 2020 partially offset by lower gold equivalent ounces sold. The decrease in ounces sold is as a result of the COVID-19 restrictions and the underperformance of Pick West actual mining to plan as discussed above.

Production costs applicable to sales was $58.5 million for 2020 versus $33.6 million in 2019. The production cost variance from year to year is related mainly to the start of leach pad stacking in 2019 and as a result a significant portion of those costs were recognized on the balance sheet as build up of inventory, whereas, in 2020 there were higher costs related to the historically mined gold ounces being drawn down from the heap leach and in-circuit inventory balances and recognized in production costs.

Cash cost and AISC per gold equivalent ounce of $2,106 and $2,459 were negatively impacted by the lower ore tonnes mined and placed on the heap leach pad at a decreased grade, as noted above. They were also impacted by $4.5 million of pre-strip costs and $12.4 million in write-downs of the stockpile, heap leach and in-circuit inventory balances. Higher costs were partially offset by work force and contractor reductions.

Gold Bar mine impairment

In Q1/20, we recorded an impairment charge of $83.8 million based on the preliminary revised mine plan, which indicated a significant reduction in contained ounces relative to the 2018 reserve estimate. The impairment charge reduced the carrying value of the Gold Bar mineral property interests and plant and equipment.

Evaluation of the resource estimate continued through the fourth quarter of 2020 and an updated resource and reserve estimate and feasibility study update for Gold Bar Mine was filed on February 22, 2021, with economic highlights noted above.

Exploration Activities – Nevada

In 2020, we spent $5.1 million on exploration activities in and around the Gold Bar mine. This is compared to the $7.2 million spent on exploration activities in Nevada in 2019.

The exploration activities in 2020 included 110,500 feet (33,700 m) of drilling and metallurgical testing to support the updated Reserve estimates. The drilling program included 64,000 feet (19,500 m) at the Pick deposit, 35,000 feet (10,700 m) at Gold Bar South, and an ongoing drill program at the Gold Ridge deposit with 11,500 feet (3,500 m) drilled to date.

Drilling at Gold Bar South has successfully advanced the project and is expected to contribute to Gold Bar mine’s future production.  Subject to the receipt of permit approvals as planned, the mining of Gold Bar South could begin as early as in Q1 2022.

Canada Segment

The Canada segment is comprised of the Fox Complex, which includes the Black Fox gold mine, the Froome underground mine development and the Grey Fox and Stock advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine and Froome mine development

The Black Fox mine plan currently shows production winding down in H1 2021 while exploration will continue following up on known target areas with the aim to extend potentially economic mineralization and mine life. There are 111,000 ounces in the life of mine plan at the Froome Project and with more surface and underground exploration drilling planned to extend the Froome deposit near existing and planned infrastructure. Underground development will continue to advance towards the deposit in 2021. We expect to reach the main deposit in early Q2 2021, and achieve commercial production in Q4 2021.

The following table sets out operating results for the Black Fox mine for the three months ended December 31, 2020 and 2019, and the years ended December 31, 2020, 2019, and 2018:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	62	69	200	214	256
Average grade (gpt Au)	4.00	5.00	3.51	5.04	5.84
Processed mineralized material (t)	68	80	235	244	263
Average grade (gpt Au)	3.77	4.50	3.19	4.83	5.58
Gold equivalent ounces:
Produced	8.0	9.9	24.4	35.7	48.9
Sold	8.0	9.7	24.8	37.7	51.0
Revenue from gold and silver sales	$14,195	$13,919	$41,452	$50,058	$62,024
Cash costs(1)	$10,408	$7,096	$34,639	$31,121	$43,095
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,307	$729	$1,397	$825	$845
All‑in sustaining costs(1)	$11,454	$9,095	$40,904	$46,192	$57,970
AISC per ounce ($/Au Eq. oz sold)(1)	$1,439	$934	$1,650	$1,225	$1,137
Silver : gold ratio	77 : 1	85: 1	86 : 1	84 : 1	75 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 58 for additional information.

2020 compared to 2019

Production decreased by 11,300 gold equivalent ounces or 32% mainly due to lower gold grades processed in 2020. In addition, mined mineralized tonnes were negatively impacted by a suspension of mining activities due to COVID-19. In the second half of the year, grade reconciliation and performance improved following more drill accesses and tighter drill spacings, a greater number of mining headings available, improved sequencing and timing, improved resource modelling accuracy and improved grade control and mining practices.

Revenue from gold and silver sales decreased by $8.6 million or 17% in 2020 compared to 2019. The change reflects a 12,923 gold equivalent ounce decrease in sales due to the technical and operational issues discussed above, partially offset by an increase in average gold price realized.

Production costs applicable to sales increased by $3.5 million or 11% compared to 2019, despite fewer gold ounces produced and sold. The increase in production costs applicable to sales is due to underground development costs being expensed as incurred due to the end of mine life.

All-in sustaining costs decreased by $5.3 million or 11% to $40.9 million in 2020, compared to 2019, due to lower sustaining capital expenditures. All-in sustaining cost per gold equivalent ounce increased in 2020 to $1,650/oz versus $1,225/oz in 2019, primarily due to 34% less gold equivalent ounces sold in 2020.

Froome Underground Mine Development

The Froome deposit which is part of the overall Fox Complex, is accessed from two declines at the bottom of the Black Fox pit and situated approximately one-half mile west of the Black Fox mine. The mineralized material from Froome will be hauled approximately 20 miles to the Stock Mine mill, where it will be processed.

We expect that the Froome underground decline development will access the deposit in early Q2 2021 and as of December 31, 2020 has advanced 76% of the plan. Life of mine production from the Froome deposit is estimated to be approximately 2.5 years and low cost, bulk mining is expected to bridge gold production providing cashflow while we continue to drill and assess potential additional resources at the Black Fox, Grey Fox, Stock and Lexam projects for future development towards expanded production.

We expect that operational synergies through shared resources and infrastructure with the ongoing production of the Fox Complex will improve the production and cost profile for the combined projects.

Exploration Activities and Expansion Study – Timmins

We remain focused on our principal exploration goal of cost-effectively discovering and extending gold deposits adjacent to our existing operations to contribute to near-term gold production. We incurred $6.5 million in 2020 for exploration initiatives, compared to $25.8 million in 2019.

Black Fox mine

In the first half of 2020, underground drilling at the Black Fox Mine continued to return encouraging high-grade intercepts at depth before being transitioned to infill drilling for near term production opportunities. The exploration activities during 2020  were confined to 42,526 feet (12,962 meters) of underground diamond drilling and related sample analysis in order to discover and identify additional mineralization adjacent to the Black Fox ore body. There is a strong potential to extend the mineralization to greater depths as well as towards the western margin of the ore body, as the mineralization remains open in all directions.

Grey Fox project

Exploration drilling commenced within the northern portion of the Grey Fox mineralization in August 2020.  One drill rig was primarily focused on advancing the Whiskey Jack discovery made in late 2019, coring 16,634 feet (5,070 meters) prior to its transfer to our Stock exploration site.

Highlights of the Whiskey Jack drilling campaign were presented in our October 16, 2020 news release.

Stock property

The Stock exploration area sits adjacent to our Stock mill, which currently processes ore from our Black Fox mine. This facility processed ore from the historical underground Stock mine, which operated intermittently from the early 1980s until 2004, generating a total of 137,000 ounces of gold.

The Stock West mineralized zone was discovered in mid-2019; in 2020 five drill rigs completed 53,642 feet (16,350 meters) of follow-up drilling. Initial results suggest the potential to define a significant new zone of mineralization 800m (1/2 mile) from our Stock processing facility.

We returned our efforts to this high-priority target in late August by adding four surface drill rigs. The majority of our Q4 drilling was designed to infill the gaps between our encouraging 2019 intercepts.  This will increase the density of the data needed to develop a 3D model and to generate an initial resource estimate.  Four contracted drill rigs completed a total of 58,593 feet (17,859 meters) by year-end.  Drill crews returned to site in early January 2021 as we continue to advance the potential of the Stock property. Assuming this drilling is successful in identifying sufficient gold to support a decision to re-open the historic Stock Mine, we are well positioned to act quickly and begin dewatering the mine in the second half of 2021. Previously the mine was dewatered in just 4 months through the existing shaft workings.

Fox Complex Expansion – Economic Study

We have engaged an independent engineering group to complete a Preliminary Economic Assessment (PEA) on the Grey Fox - Black Fox, Stock and Timmins resources utilizing our existing central milling capacity. The PEA is expected to be completed in the second quarter of 2021. The objective of the PEA is to develop a plan for the Fox Complex over a 10-year life. Production growth is envisioned to start ramping up in 2022.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three months ended December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	1.5	2.5	8.0	16.2	39.0
Sold	1.5	2.4	8.1	16.8	51.6
Silver ounces:
Produced	0.2	2.4	4.9	8.4	9.1
Sold	—	1.7	5.0	8.5	13.4
Gold equivalent ounces:
Produced	1.5	2.5	8.1	16.3	39.1
Sold	1.4	2.4	8.1	16.9	51.8
Revenue from gold and silver sales	$2,752	$3,537	$14,453	$23,114	$66,151
Silver : gold ratio	77 : 1	85: 1	86 : 1	84 : 1	75 : 1

Cash costs and All-in-sustaining costs and Cash cost and AISC per gold equivalent ounce

As the El Gallo Project’s gold and silver production and sales are the result of residual leaching activities, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the Project. The economics of residual leaching are measured by incremental revenues exceeding incremental costs; residual leaching is expected to continue as long as incremental revenues exceed incremental costs. Cash costs and all-in sustaining costs include, in addition to current period residual leaching costs, prior-year leach pad inventory costs expensed in the current period, with the latter not relevant on the evaluation of the economics of the residual leaching operations. Residual leaching costs for the year ended December 31, 2020 were $11.4 million, or $1,409 per gold equivalent ounce.

El Gallo project recoveries

Due to long process cycles, actual recoveries from the heap are difficult to measure and may fluctuate significantly based on the timing, quantity and metallurgical attributes of the mineralized material placed on the leach pads, among other variables. The cumulative recovery rate realized for gold production from September 1, 2012 (start of production) to December 31, 2020 including residual heap leaching activities following the cessation of mining activities in the second quarter of 2018, is estimated at 65%.

The residual leaching activities in El Gallo are expected to continue in 2021 or until it remains economical.

2020 compared to 2019

Production and revenue continued to decrease in 2020 reflecting the prior cessation of active mining as the operation moved into residual heap leaching in mid-2018. The decrease in revenue was due to the decrease in production of 50% partially offset by a higher average realized gold price.

Costs increased in 2020 due to a $1.7 million write-down of the stockpile, heap leach and in-circuit inventory balances.

Advanced-Stage Properties – Fenix Project

McEwen Mining announced on December 31, 2020 the results of a feasibility study for the development of its 100%-owned Fenix Project, which includes the El Gallo Gold and El Gallo Silver deposits, located in Sinaloa, Mexico.

The study envisions a 9.5-year mine life with an attractive after-tax IRR of 28% using $1,500/oz gold and $17/oz silver, with an estimated initial capital expenditure of $42 million for Phase 1 and $24 million for Phase 2. The project implementation is envisioned in two distinct phases: Phase 1 (years 1 to 6) - gold production from heap leach reprocessing, and Phase 2 (years 7 to 10) - silver production from open pit mining.

The key environmental permits for Phase 1 were received in Q3 2019, including the approval for an in-pit tailings storage facility and process plant construction.

We incurred $2.5 million during 2020 on activities required to advance the Fenix Project. This compares to the $2.4 million we spent during 2019. The Fenix Project feasibility study was published on February 16, 2021.

The feasibility study is available for review on our website and SEDAR (www.sedar.com).

The Company is currently evaluating multiple financing alternatives, including the potential divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC segment is composed of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018.

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	95	155	400	554	527
Average grade mined (gpt)
Gold	5.3	7.0	5.7	6.9	6.5
Silver	339	461	389	472	450
Processed mineralized material (t)	110	145	401	544	556
Average grade processed (gpt)
Gold	6	6.9	5.6	6.8	6.2
Silver	345	426	357	443	397
Average recovery (%):
Gold	89	88.8	89.4	88.6	87.2
Silver	89	88.4	89.1	88.3	86.8
Gold ounces:
Produced	18	28.6	65.0	105.5	96.6
Sold	18	27.9	65.3	102.8	95.9
Silver ounces:
Produced	1,085	1,759	4,108	6,846	6,165
Sold	1,112	1,804	4,172	6,846	6,175
Gold equivalent ounces:
Produced	30	49.3	111.2	187.0	178.8
Sold	31	49.1	112.1	184.3	178.3
Revenue from gold and silver sales	$64,354	$74,538	$219,020	$263,887	$213,096
Average realized price:
Gold ($/Au oz)	$1,762	$1,514	$1,842	$1,448	$1,246
Silver ($/Ag oz)	$29.40	$17.95	$23.67	$16.80	$15.16
Cash costs(1)	$37,950	$40,522	$138,182	$159,915	$151,779
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,234	$826	$1,233	$867	$851
All‑in sustaining costs(1)	$44,744	$50,734	$169,715	$210,186	$189,196
AISC per ounce ($/Au Eq. oz sold)(1)	$1,455	$1,034	$1,514	$1,140	$1,061
Silver : gold ratio	77 : 1	85 : 1	89 : 1	84 : 1	75 : 1
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 58 for additional information.

The comparative analysis below compares the operating and financial results of MSC on a 100% basis.

2020 compared to 2019

Gold and silver production decreased by 38% and 40%, respectively, in 2020 compared to 2019 as a result of a 26% decrease in processed mineralized material, coupled with 17% and 19% decreases in the average grades of gold and silver, respectively, of the mineralized material processed in 2020. The decrease in processed mineralized material reflected the suspension of mining activities due to COVID-19 followed by operating below capacity, as the ongoing countrywide restrictions on the movement of people resulted in the ramp-up being phased over a significant period of time.

Revenue from gold and silver sales decreased by 17% in 2020 compared to 2019, reflecting fewer gold equivalent ounces sold due to lower production as noted above, partially offset by higher average realized gold and silver prices in 2020.

Cash costs decreased by $21.7 million or 14% in 2020 compared to 2019, reflecting lower activity related to tonnes of mineralized material processed and fewer ounces produced and sold. All-in sustaining costs for 2020 decreased by $40.5 million or 19% compared to 2019, mainly due to lower cash costs, coupled with lower capitalized underground mine development and sustaining capital investment in plant and equipment.

Cash cost and all-in sustaining cost per gold equivalent ounce sold were higher for 2020 compared to 2019, as lower aggregate fixed cash costs and AISC were spread over 39% fewer gold equivalent ounces sold, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC was a loss of $1.5 million in 2020, compared to a loss of $8.8 million in 2019, reflecting a higher gross profit of $8.4 million primarily due to lower production costs, depreciation, and lower revenue. The decrease in revenue is a result of 39% lower gold equivalent ounces sold in 2020 as compared to 2019 offset by a 27% and 41% higher gold and silver price realized.

On a 100% basis, improved performance reflects significantly higher gross profit of $51.0 million in 2020 compared to $34.0 million in 2019 for the reasons as listed above.

Higher gross profit in 2020 was due primarily to higher average realized gold and silver prices, offset by lower gold and silver ounces sold. In addition, there were lower production costs applicable to sales and depreciation and depletion expense mainly as a result of lower variable costs associated with the lower production. These all were partially offset by $11.4 million operating costs due to the COVID-19 pandemic in 2020.

In 2020, on a 100% basis, MSC generated a cash gross profit of $80.8 million and incurred $22.9 million of development and other capital expenditures, $10.4 million of exploration spending and $30.5 million of other expenditures, with the latter including primarily foreign exchange losses and financing fees. Current and deferred income taxes at December 31, 2020 include current income taxes payable of $4.5 million. MSC paid $0.7 million of dividends to the joint venture partners in 2020 ($0.3 million attributable to us).

A summary of the operating results from MSC for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$219,020	$263,887	$213,096
Production costs applicable to sales	(138,182)	(159,915)	(151,779)
Depreciation and depletion	(29,809)	(69,995)	(52,200)
Gross profit	51,029	33,977	9,117
Exploration	(10,446)	(10,635)	(5,884)
Other expenses(1)	(30,515)	(13,065)	(12,840)
Net income (loss) before tax	$10,068	$10,277	$(9,607)
Current and deferred tax expense	(4,466)	(14,556)	(10,934)
Net income (loss)	$5,602	$(4,279)	$(20,541)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$2,745	$(2,097)	$(10,065)
Amortization of fair value increments	(5,390)	(9,448)	(9,730)
Income tax recovery	1,128	2,791	7,930
Loss from investment in MSC, net of amortization	$(1,517)	$(8,754)	$(11,865)
(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance related expenses.

Changes in our investment in MSC for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Investment in MSC, beginning of year	$110,183	$127,814
Attributable net income (loss) from MSC	2,745	(2,097)
Amortization of fair value increments	(5,390)	(9,448)
Income tax recovery	1,128	2,791
Dividend distribution received	(340)	(8,877)
Investment in MSC, end of year	$108,326	$110,183

MSC Dividend Distribution (49%)

During 2020, we received $0.3 million in dividends from MSC, compared to $8.9 million in dividends received during 2019. Subsequent to year end on January 28, 2021, we received a dividend of $2.5 million from MSC. For more details on our Investment in MSC, refer to Note 10 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment, Argentina

Los Azules is a copper exploration project located in San Juan, Argentina.

Los Azules Project

During 2020, work continued on preliminary engineering and developing cost estimates to advance the proposed low altitude all year access route. Most of the surveying and staking of the mining rights was completed to be able to consolidate all the mining rights into a single mining group. The Escorpio IV and Mercedes survey were complete in January 2021.

In 2021, we expect to continue baseline studies related to flora, fauna, surface water quality and archeology required by the environmental and mining authorities for the current stage of exploration. In addition, the Company is looking at a road study to reduce costs for potential drilling work campaigns.

We are currently evaluating two alternatives with regard to Los Azules to realize more value for our shareholders: one is pursuing a joint venture with a senior mining company to bring the project into production; and the other alternative is spinning out the asset into a new public company. Concurrently we are looking at opportunities to improve the economics of Los Azules with ore sorting technologies.

The preliminary economic assessment (PEA) for the Los Azules Project, completed and announced in September 2017, is available on our website at www.mcewenmining.com.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, we have the following consolidated contractual obligations:

	Payments due by period
	2021	2022	2023	2024	Thereafter	Total
Mining and surface rights	$2,233	$492	$488	$470	$443	$4,126
Reclamation costs(1)	2,819	5,363	5,510	564	27,428	41,684
Long-term debt	4,875	14,712	42,139	—	—	61,726
Lease obligations	2,695	2,416	508	180	—	5,799
Total	$12,622	$22,983	$48,645	$1,214	$27,871	$113,335
(1)	Amounts presented represent the undiscounted uninflated future payments.

Operating lease obligations include long term leases covering office space, exploration expenditures, option payments and option payments on properties.

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2020, no additional liability has been recognized for our surety bonds of $31.8 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate the Company’s performance and ability to generate cash flow. We also report these measures to provide investors and analysts with useful information about our underlying costs of operations and clarity over the Company’s ability to finance operations. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non GAAP measures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally.

The non-GAAP measures are presented for our wholly owned mines and our interest in the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for our minority interest in the San José mine may be found in Item 8. Financial Statements and Supplementary Data, Note 10, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

The presentation of these measures including the minority interest in the San José, has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and
●	Other companies in our industry may calculate their cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and liquid assets differently than we do, limiting the usefulness as a comparative measure.

Cash Gross Profit

Cash gross profit is a non-GAAP financial measure and does not have any standardized meaning. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit or loss as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss. Cash gross profit or loss is calculated by adding depletion and depreciation to gross profit or loss.

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended December 31, 2020				Year ended December 31, 2020
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$(12,105)	$240	$(1,821)	$(13,686)	$(21,366)	$(4,070)	$(1,512)	$(26,948)
Add: Depreciation and depletion	3,258	3,547	24	6,829	11,785	10,883	242	22,910
Cash gross (loss) profit	$(8,847)	$3,787	$(1,797)	$(6,857)	$(9,581)	$6,813	$(1,270)	$(4,038)

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$18,679	$14,103	$51,029	$33,977	$9,117
Add: Depreciation and depletion	7,725	19,912	29,809	69,995	52,200
Cash gross profit	$26,404	$34,015	$80,838	$103,972	$61,317

	Three months ended December 31, 2019				Year ended December 31, 2019
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$(2,334)	$4,072	$(476)	$1,262	$(701)	$5,666	$4,021	$8,986
Add: Depreciation and depletion	4,424	2,751	77	7,252	10,934	13,271	548	24,753
Cash gross profit (loss)	$2,090	$6,823	$(399)	$8,514	$10,233	$18,937	$4,569	$33,739

	Year ended December 31, 2018
	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)
Gross profit	$—	$5,957	$26,125	$32,082
Add: Depreciation and depletion	—	12,972	2,107	15,079
Cash gross profit	$—	$18,929	$28,232	$47,161

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

Cash costs consist of mining, processing, on-site general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, but exclude depreciation and amortization (non-cash items). The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo Project results are excluded from this reconciliation for 2020 as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Cash costs and all-in sustaining costs include, in addition to current period residual leaching costs, prior-year leach pad inventory costs expensed in the current period, with the latter not relevant on the evaluation of the residual leaching operations. Residual leaching costs for the year ended December 31, 2020 were $11.4 million or $1,409 per gold equivalent ounce. Residual leaching is expected to continue as long as incremental revenues exceed incremental costs. For this reason, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the El Gallo Project:

	Three months ended December 31, 2020			Year ended December 31, 2020
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$19,602	$10,408	$30,010	$58,465	$34,639	$93,104
Mine site reclamation, accretion and amortization	485	119	604	1,223	414	1,637
In‑mine exploration	608	573	1,181	1,923	1,280	3,203
Capitalized underground mine development (sustaining)	—	—	—	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	76	279	355	4,739	601	5,340
Sustaining leases	470	75	545	1,922	324	2,246
All‑in sustaining costs	$21,241	$11,454	$32,695	$68,272	$40,904	$109,176
Ounces sold, including stream (Au Eq. oz)(1)	5.7	8.0	13.7	27.8	24.8	52.6
Cash cost per ounce ($/Au Eq. oz sold)	$3,439	$1,307	$2,197	$2,106	$1,397	$1,772
AISC per ounce ($/Au Eq. oz sold)	$3,726	$1,439	$2,393	$2,459	$1,650	$2,077
(1)	Total gold equivalent ounces sold for Q4/20 and 2020 is 30,228 and 115,662, respectively, and includes gold equivalent ounces sold from the operating mines of 13,707 and 52,592, as disclosed above, and 1,450 and 8,084 gold equivalent ounces sold from the El Gallo Project for Q4/20 and 2020, respectively.

	Three months ended December 31, 2019				Year ended December 31, 2019
	Gold Bar	Black Fox	El Gallo	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)				(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$12,816	$7,096	$3,936	$19,912	$33,614	$31,121	$64,735
Mine site reclamation, accretion and amortization	345	108	82	453	1,205	583	1,788
In‑mine exploration	—	296	—	296	—	3,726	3,726
Capitalized underground mine development (sustaining)	—	1,268	—	1,268	—	8,554	8,554
Capital expenditures on plant and equipment (sustaining)	883	246	—	1,129	2,416	1,856	4,272
Sustaining leases	482	81	—	563	1,904	352	2,256
All‑in sustaining costs	$14,526	$9,095	$4,018	$23,621	$39,139	$46,192	$85,331
Ounces sold, including stream (Au Eq. oz)(1)	10.0	9.7	2.4	19.7	30.5	37.7	68.2
Cash cost per ounce ($/Au Eq. oz sold)	$1,281	$729	$1,661	$1,009	$1,101	$825	$949
AISC per ounce ($/Au Eq. oz sold)	$1,452	$934	$1,695	$1,197	$1,282	$1,225	$1,251

	Year ended December 31, 2018
	Gold Bar	Black Fox	El Gallo	Total

	(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$—	$43,095	$37,919	$81,014
Mine site reclamation, accretion and amortization	—	656	343	999
In‑mine exploration	—	2,646	1,446	4,092
Capitalized underground mine development (sustaining)	—	9,546	—	9,546
Capital expenditures on plant and equipment (sustaining)	—	2,027	171	2,198
All‑in sustaining costs	$—	$57,970	$39,879	$97,849
Ounces sold, including stream (Au Eq. oz)	—	51.0	51.7	102.7
Cash cost per ounce ($/Au Eq. oz sold)	$—	$845	$733	$789
AISC per ounce ($/Au Eq. oz sold)	$—	$1,137	$771	$952

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$37,950	$40,522	$138,182	$159,915	$151,779
Mine site reclamation, accretion and amortization	276	322	635	1,181	1,228
Site exploration expenses	2,580	3,261	9,183	10,635	5,884
Capitalized underground mine development (sustaining)	3,370	7,177	16,782	27,237	21,678
Less: Depreciation	(268)	(624)	(1,184)	(2,355)	(1,835)
Capital expenditures (sustaining)	836	76	6,117	13,573	10,462
All‑in sustaining costs	$44,744	$50,734	$169,715	$210,185	$189,195
Ounces sold (Au Eq. oz)	30.8	49.1	112.1	184.3	178.3
Cash cost per ounce ($/Au Eq. oz sold)	$1,234	$826	$1,233	$867	851
AISC per ounce ($/Au Eq. oz sold)	$1,455	$1,034	$1,514	$1,140	1,061

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

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$27,703	$32,362	$104,789	$117,019	$128,175
Less: revenue from gold sales, stream	311	309	1,194	1,540	2,190
Revenue from gold and silver sales, excluding stream	$27,392	$32,053	$103,595	$115,479	$125,985
Gold equivalent ounces sold	15.1	22.1	60.6	85.1	102.7
Less: gold ounces sold, stream	0.6	0.6	2.1	2.8	4.1
Gold equivalent ounces sold, excluding stream	14.5	21.5	58.5	82.3	98.7
Average realized price per Au Eq. oz sold, excluding stream	$1,888	$1,487	$1,771	$1,403	$1,277

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$31,656	$82,365	$120,258	$148,890	$119,515
Silver sales	32,698	32,377	98,762	114,997	93,581
Gold and silver sales	$64,354	$114,742	$219,020	$263,887	$213,096
Gold ounces sold	18.0	27.9	65.3	102.8	95.9
Silver ounces sold	1,112	1,804	4,172	6,846	6,175
Gold equivalent ounces sold	30.8	49.1	112.1	184.3	178.3
Average realized price per gold ounce sold	$1,762	$2,957	$1,842	$1,448	$1,246
Average realized price per silver ounce sold	$29.40	$17.95	$23.67	$16.80	$15.16
Average realized price per gold equivalent ounce sold	$2,092	$2,338	$1,954	$1,431	$1,195

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$20,843	$46,452
Restricted cash	3,595	48
Investments	-	1,885
Precious Metals valued at market value (1)(2)	1,412	1,329
Total liquid assets	$25,850	$49,714
(1)	As at December 31, 2020 and 2019 we held 798 and 877 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,770 and $1,515 per ounce, respectively.
(2)	Precious metals valued at cost at December 31, 2020 and 2019 equals $1,344 and $1,038, respectively.

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

Accounting for Government Assistance: The Company analogized guidance to account for the COVID-19 relief funds received from the United States Small Business Administration (“SBA”) and the Canada Revenue Agency (“CRA”). The ability to analogize standards from other GAAP sources is provisioned under ASC 105-05-2 when guidance is not provided for certain transactions under US GAAP. The adoption of the standard had a material impact on the financial statements as of December 31, 2020. Under this policy, the Company has recognized the income from the relief funds in the Statement of Operations, as the criteria for recognition of the funds have been met.

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

Included among the forward-looking statements and information which we may provide is production guidance. From time to time the Company provides guidance on operations, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 53% on an annual basis. As noted in the graph below, during 2020 the Argentine peso devalued 29% compared to devaluations of 37% and 53% in 2019 and 2018 respectively. During 2020, the Mexican peso devalued 5% against the US dollar, compared to an increase in value of 5% in 2019 and a decrease in value of 5% in 2018.

During 2020, the Canadian dollar increased in value by 2%, compared to the same increase in value of 2% in 2019 and a decrease in value of 5% in 2018.

The following table illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2020:

Currency Exchange Rate Performance Against U.S. Dollar
105.0%
100.0%
95.0%
90.0%
85.0%
80.0%
75.0%
70.0%
65.0%
60.0%
Dec-19
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
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

Based on our Canadian cash balance of $10.7 million (C$13.6 million) at December 31, 2020, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican and Argentine pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2020, our VAT receivable balance was 18,250,711 Mexican pesos, equivalent to approximately $0.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $104.8 million for the year ended December 31, 2020, a 10% change in the price of gold and silver would have had an impact of approximately $10.5 million on our revenues. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At December 31, 2020, we had no gold or silver sales subject to final pricing.  Decreases in the market price of gold or silver can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to net realizable value.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of December 31, 2020, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.9 million as at December 31, 2020.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2020, we have surety bonds of $31.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the senior secured credit facility. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last ten years and has now been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years which precede the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a highly inflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy, to change our financial reporting methodology.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

Report on Internal Control over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory at the Gold Bar mine
Description of the Matter

At December 31, 2020, the carrying value of the Company’s inventory was $31.7 million, of which $15.6 million pertained to leach pad inventory at the Gold Bar gold mine in Nevada, USA. The determination of the net realizable value of the inventory at the Gold Bar mine requires management to make estimates of the expected amount of gold to be recovered. The Company discloses significant judgments, estimates and assumptions in respect of these estimates in Note 8 of the consolidated financial statements.

Auditing management’s estimate of recoverable gold on the leach pads was complex and required specialized knowledge due to the highly judgmental nature of the assumptions. Significant assumptions included the life of mine recovery rate and the grade of mineralized material placed on the leach pad.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantities of material placed on the pad, the grade determination, the recovery percentage, and the calibration process to assess whether the recovery rate is appropriate.

Our substantive audit procedures included, among others, evaluating the reasonableness of the above noted significant assumptions used in the recoverable gold calculation. As each of the key inputs were determined by a specialist, we also assessed the competence and objectivity of management’s specialist by evaluating their professional qualifications, experience, and their use of accepted industry practices. In addition, we evaluated the methodologies used by management’s specialist by understanding the life of mine plan for ore to be placed on the pad, timing of the leaching cycle and the grade determination. We also engaged our internal mining specialist to assess the appropriateness of the Gold Bar gold recovery model and performed a sensitivity analysis to assess the impact of the recovery rate on the ending inventory balance. We reperformed management’s calculation of the leach pad inventory value to verify mathematical accuracy.

We assessed the adequacy of the Company’s disclosure in Note 8 to the consolidated financial statements.

Impairment of Long-lived Assets at the Gold Bar Mine
Description of the Matter

During the year ended December 31, 2020, the Company recorded an $83.8 million impairment related to Gold Bar plant and equipment and mineral property interests. As disclosed in Note 9 of the consolidated financial statements, the Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the carrying value of the asset or asset group tested for impairment exceeds its fair value.

Auditing the Company’s impairment analysis involved a high degree of subjectivity due to the significant estimation uncertainty and judgement applied by management in determining the fair value of the Gold Bar asset group. Significant assumptions included discount rates and long-term gold prices used in the discounted cash flow analysis. In addition, significant judgment and specialized industry knowledge and techniques were required to assess management’s estimated quantities of resource and reserves, the valuation methods applied by management, assumptions of the future operating costs, capital costs and production levels at Gold Bar due to its limited operating history.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the asset group and measure the long-lived asset impairment. This included controls over management's review of the significant assumptions underlying the fair value determination.

Our audit procedures included, among others, assessing significant assumptions underlying the fair value determination. We involved our valuation specialist to assist in evaluating the discount rates against current industry and economic trends as well as company-specific risk premiums. We also involved our valuation specialist to compare long-term gold prices against market data including a range of analyst forecasts. We performed sensitivity analyses over changes in the discount rates and long-term gold prices assumptions to the fair value of the Gold Bar asset group. We involved our geology specialist to assist in understanding and evaluating management’s adjustment to the original reserves and resources and factors that the Company considered in the determination of the updated reserves and resources used in the impairment analysis. In addition, we evaluated the competency and objectivity of management’s qualified persons through consideration of their professional qualifications, experience, and their use of accepted industry practices.

To evaluate future operating and capital costs and future productions levels, we compared historical estimates and current estimates of the cost assumptions and production levels used in the undiscounted cash flow against actual results.

To test estimates of the fair value of mineralization not included in the life of mine plans, we involved our valuation specialists to assist in inspecting and evaluating management’s analysis supporting the anticipated economics, including comparing the observable relevant transactions to existing operations.

We assessed the adequacy of the Company’s disclosure in Note 9 to the consolidated financial statements.

We have served as the Company's auditor since 2016.

/s/ Ernst & Young LLP

Toronto, Canada

March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on Internal Control over Financial Reporting

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McEwen Mining Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toronto, Canada

March 10, 2021

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2020	2019	2018
Revenue from gold and silver sales	$104,789	$117,019	$128,175
Production costs applicable to sales	(108,827)	(83,280)	(81,014)
Depreciation and depletion	(22,910)	(24,753)	(15,079)
Gross (loss) profit	(26,948)	8,986	32,082

OTHER OPERATING EXPENSES:
Advanced projects	(11,681)	(9,520)	(15,063)
Exploration	(15,861)	(37,744)	(36,576)
General and administrative	(9,201)	(12,785)	(11,125)
Loss from investment in Minera Santa Cruz S.A. (Note 10)	(1,517)	(8,754)	(11,865)
Depreciation	(405)	(566)	(1,178)
Revision of estimates and accretion of asset retirement obligations (Note 13)	(1,788)	(3,531)	(3,464)
Impairment of mineral property interests and plant and equipment (Note 9)	(83,805)	—	—
Other operating (Note 4)	(1,968)	—	—
	(126,226)	(72,900)	(79,271)
Operating loss	(153,174)	(63,914)	(47,189)

OTHER INCOME (EXPENSE):
Interest and other finance expense, net	(7,434)	(6,817)	(1,619)
Other income (Note 5)	6,893	7,140	1,168
Total other (expense) income	(541)	323	(451)
Loss before income and mining taxes	(153,715)	(63,591)	(47,640)
Income and mining tax recovery	1,390	3,844	2,770
Net loss and comprehensive loss	$(152,325)	$(59,747)	$(44,870)

Net loss per share (Note 15):
Basic and Diluted	$(0.38)	$(0.17)	$(0.13)
Weighted average common shares outstanding (thousands) (Note 15):
Basic and Diluted	403,457	361,845	337,297

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,843	$46,452
Investments (Note 6)	—	1,885
Receivables, prepaids and other assets (Note 7)	5,690	5,265
Inventories (Note 8)	26,964	38,376
Total current assets	53,497	91,978
Mineral property interests and plant and equipment, net (Note 9)	329,112	418,791
Investment in Minera Santa Cruz S.A. (Note 10)	108,326	110,183
Inventories, long-term (Note 8)	4,785	9,603
Restricted cash (Note 19)	3,595	48
Other assets	621	620
TOTAL ASSETS	$499,936	$631,223

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,055	$34,070
Flow-through share premium (Note 14)	3,827	—
Debt, current portion (Note 12)	—	5,000
Debt to related party, current portion (Notes 12 and 16)	—	5,000
Lease liabilities, current portion (Note 11)	2,440	2,115
Asset retirement obligation, current portion (Note 13)	3,232	2,610
Total current liabilities	45,554	48,795
Lease liabilities, long-term (Note 11)	3,056	5,018
Debt (Note 12)	24,080	19,758
Debt to related party (Notes 12 and 16)	24,080	19,758
Asset retirement obligation, long-term (Note 13)	30,768	29,591
Other liabilities	3,257	3,910
Deferred income and mining tax liability	3,813	4,914
Total liabilities	$134,608	$131,744

Shareholders’ equity:
Common shares: 416,587 as of December 31, 2020 and 400,339 as of December 31, 2019 issued and outstanding (in thousands) (Note 14)	$1,548,876	$1,530,702
Accumulated deficit	(1,183,548)	(1,031,223)
Total shareholders’ equity	365,328	499,479
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$499,936	$631,223

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 18

Subsequent event: Note 23

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2017	337,051	$1,447,879	$(926,606)	$521,273
Stock-based compensation	—	269	—	269
Sale of flow-through common shares	6,634	11,145	—	11,145
Exercise of stock options	182	192	—	192
Shareholder distributions	—	(3,372)	—	(3,372)
Sale of common shares for cash	515	918	—	918
Common shares issued for acquisition of mineral property interests	178	391	—	391
Net loss	—	—	(44,870)	(44,870)
Balance, December 31, 2018	344,560	$1,457,422	$(971,476)	$485,946
Stock-based compensation	—	694	—	694
Exercise of stock options	535	544	—	544
Units issued for cash, net of share issue costs	53,880	69,467	—	69,467
Sale of shares in ATM offering	1,010	1,851	—	1,851
Shares issued for acquisition of mineral property interests	354	724	—	724
Net loss	—	—	(59,747)	(59,747)
Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$499,479
Stock-based compensation	—	613	—	613
Sale of flow-through common shares	13,968	15,478	—	15,478
Exercise of stock options	135	138	—	138
Shares issued for debt refinancing	2,092	1,875	—	1,875
Shares issued for acquisition of mineral property interests	53	70	—	70
Net loss	—	—	(152,325)	(152,325)
Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$365,328

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	2020	2019	2018
Cash flows from operating activities:
Net loss	$(152,325)	$(59,747)	$(44,870)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (Note 9)	83,805	—	—
Loss from investment in Minera Santa Cruz S.A., net of amortization (Note 10)	1,517	8,754	11,865
Loss on disposal of fixed assets	—	96	77
Depreciation and amortization	23,090	25,543	16,425
Loss (gain) on investments (Note 6)	619	(5,259)	3,324
Unrealized foreign exchange loss (gain) and adjustment to estimate (Note 13)	278	919	(1,903)
Income and mining tax (recovery)	(1,390)	(3,844)	(2,770)
Stock-based compensation	612	694	269
Revision of estimates and accretion of asset retirement obligations (Note 13)	1,788	3,531	3,464
Change in non-cash working capital items:
Decrease (increase) in other assets related to operations	12,696	(17,484)	20,896
Increase (decrease) in liabilities related to operations	1,437	7,270	(6,290)
Cash (used in) provided by operating activities	$(27,873)	$(39,527)	$487

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(13,373)	$(29,707)	$(81,321)
Proceeds from disposal of property and equipment	—	—	84
Investment in marketable equity securities (Note 5)	—	—	(1,384)
Proceeds from sale of investments, net of investments (Note 6)	1,266	6,769	2,895
Dividends received from Minera Santa Cruz S.A. (Note 10)	340	8,877	10,385
Cash used in investing activities	$(11,767)	$(14,061)	$(69,341)

Cash flows from financing activities:
Proceeds from sale of units, net of issuance costs (Note 14)	$—	$69,467	$—
Sale of flow-through common shares, net of issuance costs (Note 14)	19,644	—	14,095
Proceeds of loan from related party (Note 12 and Note 16)	—	—	25,000
Proceeds of loan (Note 12)	—	—	25,000
Debt issuance costs and lender fees (Note 12)	—	—	(908)
Proceeds of at-the-market share sale (Note 14)	—	1,851	918
Proceeds of exercise of stock options	138	544	192
Payment of finance lease obligations	(2,204)	(1,855)	(485)
Shareholders' distribution (Note 14)	—	—	(3,372)
Cash provided by financing activities	$17,578	$70,007	$60,440
Effect of exchange rate change on cash and cash equivalents	—	(408)	1,750
(Decrease) increase in cash, cash equivalents and restricted cash	(22,062)	16,011	(6,664)
Cash, cash equivalents and restricted cash, beginning of year	46,500	30,489	37,153
Cash, cash equivalents and restricted cash, end of year (Note 19)	$24,438	$46,500	$30,489

Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest paid	$(5,131)	$(5,218)	$(1,923)
Interest received	159	133	372

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

During the year (Note 14) and subsequent to year end (Note 23) the Company closed on $64.4 million in gross proceeds from equity financings. As a result of this, the Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, the previously disclosed going concern note has been removed, as substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investment and the impairment test; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of value added taxes receivable; reserves; valuation allowances for deferred tax assets; income and mining tax provisions; reserves for contingencies and litigation and costs and relief funds related to COVID-19. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ significantly from these estimates.

References to “C$” refer to Canadian currency.

COVID-19:

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. As a result of the pandemic, many jurisdictions, including the United States, Canada, Mexico and Argentina, instituted restrictions on travel, public gatherings, and certain business operations. Even absent of government-mandated shut downs, the Company was required to temporarily suspend operations at its mines to protect the health and safety of its employees and contractors. This resulted in temporary shutdowns of all or a portion of operations at all of the Company’s mine sites at the start of Q2 2020. Since that date, all of the Company’s operations, have successfully recommenced operations. During the fourth quarter of 2020, operations at the San José mine were briefly suspended as a result of a significant increase in infections in the Santa Cruz region.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The temporary shutdowns adversely impacted the Company’s operations, cash flow, and liquidity in the second quarter of 2020 and some of these effects continued into the third and fourth quarters. In addition to the adverse effect on revenue, the Company incurred costs in connection with the shutdowns and subsequent ramp-up. This, in turn, adversely affected the Company’s liquidity. The long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, the availability and distribution of vaccinations, and government advisories and restrictions. These developments and the impact of COVID-19 on the global financial markets, the overall economy and the Company are highly uncertain and cannot be predicted. Achieving and maintaining normal operating capacity is also dependent on the continued availability of supplies, which is out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary).

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

Cash and Cash Equivalents and Restricted Cash:

The Company considers cash in banks, deposits in transit, and highly liquid term deposits with original maturities of three months or less at the date of acquisition to be cash and cash equivalents. Because of the short maturity of these instruments, the carrying amounts approximate their fair value. The Company classifies Restricted cash between short term and long term based on the restrictions.

Investments:

The Company accounts for investments over which the Company exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC Topic 323, Investments – Equity Method and Joint Ventures. Under the equity method, the Company’s investment is initially recognized at cost in the Consolidated Balance Sheet and subsequently increased or decreased to recognize the Company's share of income and losses of the investee, dividends received from the investee and for impairment losses after the initial recognition date. The Company's share of income and losses of the investee and impairment losses are recognized in the Consolidated Statements of Operations and Comprehensive (Loss) (“Statement of Operations”) during the period. Refer to Impairment of Long-lived Assets for the Company’s policy on impairment.

The Company’s investments in marketable equity securities and warrants are measured at fair value at each period end with changes in fair value recognized in net (loss) income in the Statement of Operations in accordance with ASU 2016-01.

Value Added Taxes Receivable:

In Mexico, Argentina, and Canada, value added taxes (“VAT” and “HST”, respectively) are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.

Stockpiles, Material on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies:  Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies (collectively, “Inventories”) are accounted for using the weighted average cost method and are carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

on current and long-term metals prices, less the estimated costs to complete production and bring the product to a saleable form. Write-downs of Inventories resulting from net realizable value impairments are reported as a component of production costs applicable to sales. The current portion of Inventories is determined based on the expected amounts to be processed and/or recovered within the next twelve months of the balance sheet date, with the remaining portion, if any, classified as long-term.

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

Mineralized material on leach pads is the material that is placed on pads where it is treated with a chemical solution that dissolves the gold contained in the mineralized material over a period of time. Costs are attributed to the mineralized material on leach pads based on current mining costs and processing costs incurred related to the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads (measured tonnes added to the leach pads), the grade of mineralized material placed on the leach pads (based on assay data) and a recovery percentage.

While the quantities of recoverable gold placed on the leach pads are periodically reconciled by comparing the grades of ore placed on the pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored, and the engineering estimates are refined based on actual results over time.

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

Proven and Probable Reserves:

The definition of proven and probable reserves is set forth in SEC Industry Guide 7 (Guide 7). Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

Mineral Property Interests and Plant and Equipment:

Mineral property interests: Mineral property interests represent capitalized expenditures related to the development of mineral properties and expenditures arising from property acquisitions. The amount capitalized for an acquired mineral

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

property represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination.

Development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines (“pre-stripping”) and building of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are charged to operations in the year incurred as Advanced Projects until proven and probable reserves as defined by Guide 7 have been met, after which they are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately to each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

During the production phase of a mine, costs incurred to provide access to reserves and resources that will be produced in future periods that would not have otherwise been accessible are capitalized and included in the carrying amount of the related mineral property interest.

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

Mineral property interests are amortized upon commencement of production on a unit-of-production basis over proven and probable reserves, as defined by Guide 7. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs is charged to expense based on the most appropriate method, which includes straight-line method and units-of-production method over the estimated useful life of the mine, as determined by internal mine plans.

Plant and Equipment: For properties where the Company has established proven and probable reserves as defined by Guide 7, expenditures for plant and equipment and expenditures that extend the useful lives of existing plant and equipment are capitalized and recorded at cost. The cost capitalized for plant and equipment includes borrowing costs incurred that are attributable to qualifying plant and equipment. Plant and equipment are depreciated using the straight-line method over the estimated productive life of the asset.

For properties where the Company did not establish proven and probable reserves as defined by Guide 7, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred, unless the equipment has alternative uses or significant salvage value, in which case the equipment is capitalized at cost.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

For asset groups where an impairment indicator is identified, an impairment loss is determined if the carrying amount of the asset group exceeds the recoverable amount as determined using the undiscounted future net cash flows. An impairment loss, if any, is the amount by which the carrying amount exceeds the discounted future net cash flows. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

For asset groups where the Company is unable to determine a reliable estimate of future net cash flows, the Company adopts a market approach to estimate fair value by using a combination of observed market value per square mile and observed market value per ounce or pound of estimated mineralized material based on comparable transactions.

Asset Retirement Obligation (“ARO”), Reclamation and Remediation Costs:

Provisions for environmental rehabilitation are made in respect of the estimated future costs of closure and restoration and rehabilitation costs (which include the dismantling and demolition of infrastructure, removal of residual materials and remediation of disturbed areas) in the accounting period when the related environmental disturbance occurs. The associated asset retirement costs, including periodic adjustments, if any, are capitalized as part of the carrying amount of the long-lived asset when proven or probable reserves exist or if they relate to an acquired mineral property interest; otherwise, the costs are charged to the operations. Periodic accretion is recorded to ARO and charged to operations.

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

Lease Accounting:

Contracts are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842, adopted by the Company effective January 1, 2019 using the modified retrospective transition method. If a contract is determined to contain a lease, the Company will include lease payments (the lease liability) and the right-of-use asset (“ROU”) representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets. Lease liabilities are disclosed as a distinct line item within the Consolidated Balance Sheets, whereas, the ROU asset is included in mineral property interests and plant and equipment.  Related depreciation and amortization expense and interest expense for finance leases, and rent expense for operating leases is recorded within the Statement of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has elected to account for non-lease components as part of the lease component to which they relate.

Operating and ROU asset balances and lease liabilities are recognized at the commencement date of the lease based on the present value of the future lease payments over the lease term. The Company utilizes the incremental borrowing rate (“IBR”) in determining the present value of the future lease payments. IBR represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Each lease’s IBR is determined by using the average bond yield ratings for comparable companies.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Foreign Currency:

The functional currency for the Company’s operations is the U.S. dollar. All monetary assets and liabilities denominated in a currency which is not the U.S. dollar are translated at current exchange rates at each balance sheet date and the resulting adjustments are included in a separate line item under other income (expense). Revenues and expenses in foreign currencies are translated at the average monthly exchange rates for the corresponding period.

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

Flow-Through Common Shares:

Current Canadian tax legislation permits mining entities to issue flow-through common shares to investors by which the deductions for tax purposes related to resource exploration and evaluation expenditures may be claimed by investors instead of the entity, subject to a renouncement process. Under ASC 740, proceeds from the issuance of flow-through common shares are allocated first to the common stock based on the underlying quoted price of shares and the residual amount is allocated to the sale of tax benefits, which is classified as a liability. In the future, as the Company incurs qualifying exploration and evaluation expenditures to fulfill its obligation, the liability is drawn down and the sale of tax benefits is recognized in the Statement of Operations as a reduction of deferred tax expense.

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

Comprehensive (Loss) Income:

In addition to net income or loss, comprehensive income or loss is included in changes in equity during a period.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Per Share Amounts:

Basic income or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution of securities that could share in the earnings of the Company and is computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. Only those instruments that result in a reduction in income per share are included in the calculation of diluted (loss) income per share.

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

Fair Value of Financial Instruments:

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

Recently Adopted Accounting Pronouncements

Accounting for Government Assistance: In June 2020, the Company analogized guidance to account for the COVID-19 relief funds received from the United States Small Business Administration (“SBA”) and the Canada Revenue Agency (“CRA”). The ability to analogize standards from other GAAP sources is provisioned under ASC 105-05-2 when guidance is not provided for certain transactions under US GAAP. The adoption of the standard had a material impact on the financial statements as of December 31, 2020 with no impact noted in prior years. Under this policy, the Company has recognized the income from the relief funds in the Statement of Operations, as the criteria for recognition of the funds have been met.

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

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

The CODM reviews segment income or loss, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects, and exploration costs, for all segments except for the MSC segment which is evaluated based on the attributable equity income or loss pickup. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Production costs applicable to sales for the El Gallo project were $15.7 million for the year ended December 31, 2020 (in the year ended December 31, 2019 - $18.5 million) and included $8.4 million of residual leaching spending in the year, net of $3.0 million capitalized in inventory (in the year ended December 31, 2019 - $8.2 million, net of $3.4 million capitalized in inventory) with the remaining balance of production costs applicable to sales of $7.3 million (in the year ended December 31, 2019 - $10.3 million) corresponds to opening leach pad inventory costs that are included as production costs applicable to sales.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Year ended December 31, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$48,884	$41,452	$14,453	$—	$—	$104,789
Production costs applicable to sales	(58,465)	(34,639)	(15,723)	—	$—	(108,827)
Depreciation and depletion	(11,785)	(10,883)	(242)	—	$—	(22,910)
Gross (loss)	(21,366)	(4,070)	(1,512)	—	—	(26,948)

Advanced projects	(1,071)	(6,088)	(4,522)	—	$—	(11,681)
Exploration	(6,777)	(6,450)	(513)	—	$(2,121)	(15,861)
Impairment of mineral property interests and plant and equipment (Note 9)	(83,805)	—	—	—	$—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,517)	$—	(1,517)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(114,409)	$(17,186)	$(6,547)	$(1,517)	$(2,121)	$(141,780)
General and Administrative and other						(11,935)
Loss before income and mining taxes						$(153,715)

Capital expenditures	$4,821	$9,104	$—	$—	$—	$13,925

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Year ended December 31, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$43,847	$50,058	$23,114	$—	$—	$117,019
Production costs applicable to sales	(33,614)	(31,121)	(18,545)	—	—	(83,280)
Depreciation and depletion	(10,934)	(13,271)	(548)	—	—	(24,753)
Gross (loss) profit	(701)	5,666	4,021	—	—	8,986

Advanced projects	(649)	(1,636)	(7,235)	—	—	(9,520)
Exploration	(8,554)	(25,779)	—	—	(3,411)	(37,744)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(8,754)	—	(8,754)
Segment loss	$(9,904)	$(21,749)	$(3,214)	$(8,754)	$(3,411)	$(47,032)
General and Administrative and other						(16,559)
Loss before income and mining taxes						$(63,591)

Capital expenditures	$18,806	$11,464	$—	$—	$—	$30,270

Year ended December 31, 2018	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$—	$62,024	$66,151	$—	$—	$128,175
Production costs applicable to sales	—	(43,095)	(37,919)	—	—	(81,014)
Depreciation and depletion	—	(12,972)	(2,107)	—	—	(15,079)
Gross profit	—	5,957	26,125	—	—	32,082

Advanced projects	(7,959)	—	(7,104)	—	—	(15,063)
Exploration	(5,174)	(22,032)	(2,241)	—	(7,129)	(36,576)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(11,865)	—	(11,865)
Segment (loss) income	$(13,133)	$(16,075)	$16,780	$(11,865)	$(7,129)	$(31,422)
General and Administrative and other						(16,218)
Loss before income and mining taxes						$(47,640)

Capital expenditures	$84,713	$12,584	$171	$—	$—	$97,468

Geographic information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Long-lived Assets		Revenue (1)
	December 31,	December 31,	Year ended December 31,
	2020	2019	2020	2019	2018
USA	$46,801	$135,854	$48,884	$43,847	$—
Canada	78,986	77,147	41,452	50,058	62,024
Mexico	20,021	23,551	14,453	23,114	66,151
Argentina (2)	299,816	302,598	—	—	—
Total consolidated (3)	$445,624	$539,150	$104,789	$117,019	$128,175
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $108.3 million as of December 31, 2020 (December 31, 2019 - $110.2 million).
(3)	Total excludes $0.8 million related to the Company’s ROU office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2020, 2019 and 2018, sales to Bank of Nova Scotia and Asahi Refining Inc. were $33.0 million (32%) and $67.0 million (64%), $103.6 million (89%) and $4.9 million (4%), and $123.5 million (96%) and $nil, respectively, of the total gold and silver sales.

NOTE 4 OTHER OPERATING

During 2020, the Company temporarily suspended operations at its Gold Bar and Black Fox mine sites as measures to combat COVID-19. Costs incurred while operations were suspended total $0.9 million at Gold Bar and $0.6 million at Black Fox during the twelve months ended December 31, 2020. In addition, the Gold Bar operational shutdown was extended while the Company conducted a thorough review of its resource and mine plan during Q2 2020. Upon completion of this review, the Company commenced a controlled and phased ramp up of operations through the remainder of the second quarter. Costs incurred due to the resource review were $0.5 million.

NOTE 5 OTHER INCOME

The following is a summary of other income (expense) for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
	2020	2019	2018
COVID-19 Relief	$6,420	$—	$—
Unrealized and realized (loss) gain on investments (Note 6)	(619)	5,259	(3,324)
Foreign currency gain	1,078	1,697	3,922
Other income, net	14	184	570
Total other income	$6,893	$7,140	$1,168

In response to COVID-19, the United States and Canadian governments enacted significant relief measures to support businesses directly and adversely impacted by the pandemic. During 2020, the Company secured $1.9 million of relief from the US government under the paycheck protection (“PPP”) program. The funds are fully forgivable as long as sufficient eligible expenditures are incurred in a 24 week period. The income from the PPP program is recognized on a systematic basis as eligible forgivable expenditures are incurred. As at December 31, 2020, the full amount has been recognized as other income, as the Company is reasonably assured that it is in compliance with the forgiveness criteria of incurring the eligible expenses for forgiveness within the required time frame.  The Company also secured $4.5 million of government relief in Canada through the Canadian Emergency Wage Subsidy program all of which has been recognized in other income.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 6 INVESTMENTS

The Company’s investment portfolio consisted of marketable equity securities and warrants of certain publicly-traded companies.

The following is a summary of the activity in investments for the years ended December 31, 2020 and 2019:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net (loss) on	transfers during	(loss) on	December 31,
	2019	period	securities sold	year	securities held	2020
Marketable equity securities	$1,885	$—	$(619)	$(1,266)	$—	$—

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	gain on	December 31,
	2018	period	securities sold	year	securities held	2019
Marketable equity securities	$2,718	$2,314	$3,396	$(7,279)	$736	$1,885
Warrants	413	—	1,127	(1,540)	—	—
Investments	$3,131	$2,314	$4,523	$(8,819)	$736	$1,885

During the years ended December 31, 2020, 2019 and 2018, the Company sold marketable equity securities for $1.3 million, $6.8 million and $2.9 million, respectively.

As of December 31, 2020, the cost of the marketable equity securities was $nil (December 31, 2019 – $1.3 million).

NOTE 7 RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets as at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Government sales tax receivable	$1,810	$2,658
Prepaids and other assets	3,880	2,607
Receivables and other current assets	$5,690	$5,265

Government sales tax receivable includes $0.9 million of Mexican VAT at December 31, 2020 (December 31, 2019 – $0.7 million). The Company collected $1.4 million of VAT during the year ended December 31, 2020 (December 31, 2019 and 2018 – $2.2 million and $8.3 million, respectively).

Prepaids and other assets primarily contains $2.2 million in prepaid insurance and $1.1 million property holding and other miscellaneous deposits (December 31, 2019 –  $0.7 and $1.4 million respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 8 INVENTORIES

Inventories at December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019
Material on leach pads	$21,003	$37,328
In-process inventory	3,922	3,847
Stockpiles	635	1,384
Precious metals	1,344	1,038
Materials and supplies	4,845	4,382
Inventories	$31,749	$47,979
Less current portion	26,964	38,376
Long-term portion	$4,785	$9,603

During the year ended December 31, 2020, the inventory of Black Fox, Gold Bar and El Gallo were written down to their net realizable value by $1.9 million (year ended December 31, 2019 - $nil); $12.4 million (year ended December 31, 2019 - $nil); and $1.7 million (year ended December 31, 2019 - $1.7 million), respectively. Of these write-downs, a total of $13.9 million (year ended December 31, 2019 - $1.7 million)  was included in production costs applicable to sales and $2.1 million was included in depreciation and depletion (year ended December 31, 2019 - $nil)  in the Statement of Operations.

NOTE 9 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Mineral property interests, cost	$314,719	$339,374
Less: accumulated depletion	(34,601)	(28,154)
Mineral property interests, carrying value	$280,118	$311,220

Plant and equipment, cost
Land	$8,804	$8,746
Construction in progress	2,945	2,961
Plant and equipment	72,188	133,014
Subtotal	$83,937	$144,721
Less: accumulated depreciation	(34,943)	(37,150)
Plant and equipment, carrying value	$48,994	$107,571

Mineral property interests and plant and equipment, carrying value	$329,112	$418,791

Additions to plant and equipment as of December 31, 2020 include $nil of capitalized interest related to the Gold Bar mine (December 31, 2019 – $1.4 million). On February 16, 2019, first production occurred at the Gold Bar mine and related construction-in-progress costs were transferred into the appropriate category of plant and equipment and amortized.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Mineral property interest carrying value at December 31, 2020 and 2019 includes the following:

Name of Property/Complex	State/Province	Country	2020	2019
Fox Complex	Ontario	Canada	$17,580	$14,627
Lexam	Ontario	Canada	41,595	41,595
Los Azules Copper Project	San Juan	Argentina	191,490	191,490
Tonkin Properties	Nevada	United States	4,833	4,833
Gold Bar Project	Nevada	United States	14,675	48,492
Battle Mountain Complex	Nevada	United States	785	785
El Gallo Project	Sinaloa	Mexico	3,353	3,591
Fenix Project Properties	Sinaloa	Mexico	5,807	5,807
Total mineral property interests			$280,118	$311,220

Black Fox and Gold Bar mineral property interest are depleted based on the units of production method from production commencement date over the estimated proven and probable reserves.

The El Gallo Project is depleted and depreciated using the straight line or units-of-production method over the stated mine life, as the project does not have proven and probable reserves compliant with Guide 7.

The definition of proven and probable reserves is set forth in the Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar, Black Fox and San José properties have proven and probable reserves estimated in accordance with SEC Industry Guide 7.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

As part of the analysis conducted in Q1 2020, the Company determined that indicators of impairment existed for the long-lived assets at the Gold Bar mine and that the long-lived assets at the Gold Bar mine were likely not recoverable on an undiscounted basis. The fair value of the Gold Bar mine was estimated using the discounted cash flow method, coupled with an in-situ resource multiple for mineralized material not included in the life of mine plan. Future cash flows were estimated based on estimated quantities of recoverable mineralized material, expected gold prices, estimated production levels, operating costs, capital requirements and reclamation costs, all based on the life-of-mine plan using the preliminary estimated resources. The in-situ resource multiple applied to the mineralized material not included in the life-of-mine plan was estimated by evaluating observable market transactions. The Company concluded that the carrying value of the long-lived assets at the Gold Bar mine was impaired and recorded a non-cash impairment charge reducing plant and equipment and mineral property interests by the amount of $83.8 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

As of December 31, 2020 no further indicators of impairment have been noted for Gold Bar.

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

A summary of the operating results of MSC for the year ended December 31, 2020, 2019, and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$219,020	$263,887	$213,096
Production costs applicable to sales	(138,182)	(159,915)	(151,779)
Depreciation and depletion	(29,809)	(69,995)	(52,200)
Gross profit	51,029	33,977	9,117
Exploration	(10,446)	(10,635)	(5,884)
Other expenses(1)	(30,515)	(13,065)	(12,840)
Net income (loss) before tax	$10,068	$10,277	$(9,607)
Current and deferred tax expense	(4,466)	(14,556)	(10,934)
Net income (loss)	$5,602	$(4,279)	$(20,541)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$2,745	$(2,097)	$(10,065)
Amortization of fair value increments	(5,390)	(9,448)	(9,730)
Income tax recovery	1,128	2,791	7,930
Loss from investment in MSC, net of amortization	$(1,517)	$(8,754)	$(11,865)

(1)   Other expenses include foreign exchange, accretion of asset retirement obligations and other finance related expenses.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Shutdown costs related to the COVID-19 pandemic for MSC were recognized in other expenses and totaled $11.4 million for the year ended December 31, 2020.

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

Changes in the Company’s investment in MSC for the year ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Investment in MSC, beginning of year	$110,183	$127,814
Attributable net income (loss) from MSC	2,745	(2,097)
Amortization of fair value increments	(5,390)	(9,448)
Income tax recovery	1,128	2,791
Dividend distribution received	(340)	(8,877)
Investment in MSC, end of year	$108,326	$110,183

A summary of the key assets and liabilities of MSC as at December 31, 2020, before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at December 31, 2020	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$94,965	$362	$95,327
Total assets	$186,438	$107,821	$294,259

Current liabilities	$(40,396)	$—	$(40,396)
Total liabilities	$(69,255)	$(3,936)	$(73,191)

NOTE 11 LEASE LIABILITIES

The Company’s lease obligations include equipment, vehicles and office space. Leased assets are included in plant and equipment (Note 9). The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at December 31, 2020 and 2019 are as follows:

	Total discounted lease liabilities
	December 31, 2020	December 31, 2019
Finance leases	$4,735	$6,229
Operating lease	761	904
Lease liabilities	$5,496	$7,133
Current portion	(2,440)	(2,115)
Long-term portion	$3,056	$5,018

On January 1, 2019, the Company adopted ASC 842, “Leases,” under a modified retrospective transition method and recorded a nominal cumulative-effect adjustment to the opening accumulated deficit balance.

Lease liabilities at December 31, 2020 are recorded using a weighted average discount rate of 6.83% and 8.73%, respectively, for finance and operating leases and have average remaining lease terms of two years and four years, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

During the year ended December 31, 2020, the Company recorded $1.3 million (December 31, 2019 – $1.8 million) in interest and other finance costs related to leases. A breakdown of the lease related costs for the year ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Finance leases:
Amortization of ROU assets	$878	$1,123
Interest expense	392	517
Total	$1,270	$1,640

Operating lease:
Rent expense	$194	$193

Future minimum undiscounted lease payments as at December 31, 2020 are as follows:

	Payments due by period
	2021	2022	2023	2024	2025	Total
Operating lease obligation	$228	$230	$234	$156	$—	$848
Finance lease obligations	2,467	2,186	274	24	—	4,951
Total future minimum lease payments	$2,695	$2,416	$508	$180	$—	$5,799
Less: Imputed interest						(303)
Total						5,496

NOTE 12 LONG-TERM DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three year term loan facility with Royal Capital Management Corp., as administrative agent, and the lenders party thereto.  Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and the loan was collateralized by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million and which terms differed in material respects from the original loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent.
●	Sprott Private Resource Lending II (Collector), LP replaced certain lenders. An affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal are extended by two years. Monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022 and continuing for 12 months, followed by a final principal payment of $26.0 million plus any accrued interest on August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 to the end of 2021. The working capital requirement increases to $5.0 million for March 31, 2022, $7.0 million for June 30, 2022, and $10 million for September 30, 2022 and thereafter.
●	The Company issued 2,091,700 shares valued at $1,875,000 to the lenders as bonus interest, accounted for as a financing cost. The value of the shares plus the unamortized costs of the original term loan will be amortized over the modified term of the loan.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The remaining principal terms of the original agreement remain unchanged.

A reconciliation of the Company’s long-term debt for the year ended December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Balance, beginning of year	$49,516	$49,206
Interest expense	5,394	5,185
Interest payments	(4,875)	(4,875)
Bonus Interest - Equity based financing fee	(1,875)	—
Balance, end of year	$48,160	$49,516
Less current portion	—	10,000
Long-term portion	$48,160	$39,516

During the year ended December 31, 2020, $nil of interest was capitalized in plant and equipment (year ended December 31, 2019 – $0.6 million, capitalized to the Gold Bar mine).

NOTE 13 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada, and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Asset retirement obligation liability, beginning balance	$32,201	$29,402
Settlements	(267)	(513)
Accretion of liability	1,901	1,680
Adjustment reflecting updated estimates	(54)	1,012
Foreign exchange revaluation	219	620
Asset retirement obligation liability, ending balance	$34,000	$32,201
Less current portion	3,232	2,610
Long-term portion	$30,768	$29,591

The adjustment reflecting updated estimates during the year ended December 31, 2020 primarily relates to a $0.1 million increase in obligations in Nevada (2019 – included a reduction of $5.3 million in the estimated environmental obligations for the Black Fox mine offset by an increase of $4.3 million for the estimated environmental obligations for the Gold Bar mine).

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have reserves in compliance with Guide 7. Reclamation accretion for all properties is as follows:

	Year ended December 31,
	2020	2019	2018
Reclamation adjustment reflecting updated estimates	$(113)	$1,851	$2,259
Reclamation accretion	1,901	1,680	1,205
Total	$1,788	3,531	$3,464

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 14 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance

On December 31, 2020, the Company issued an additional 7,669,900 flow-through common shares priced at $1.28 per share for gross proceeds of $9.8 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. No issuance costs were incurred as part of this issuance. Proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.1 million and the sale of common shares in the amount of $7.7 million.

On September 10, 2020, the Company issued 6,298,166 flow-through common shares priced at $1.65 per share for gross proceeds of $10.4 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares was $0.6 million, which are accounted for as a reduction to the common shares. The net proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.0 million and the sale of common shares in the amount of $7.8 million.

The Company is required to spend flow-through share proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada). To date, the Company has incurred a total of $1.9 million in eligible CEE. The Company expects to fulfill its CEE commitments by the end of 2022.

June 2020 Amended and Restated Credit Agreement

Pursuant to the ARCA executed on June 25, 2020, the Company issued 2,091,700 shares of common stock to the lenders as consideration for the maintenance, continuation, and the extension of the maturity date of the loan. The Company valued the shares at $1.9 million.

Shares Issued for Acquisition of Mineral Property Interests

During the year ended December 31, 2020, the Company issued a total of 53,600 shares of common stock for the acquisition of mineral interests adjacent to Gold Bar, valued at $0.1 million (year ended December 31, 2019 - issued 353,570 shares of common stock for the acquisition of mineral interests adjacent to Gold Bar).

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

The Company concluded that both common stock and warrants are equity-linked financial instruments and should be accounted for permanently in the shareholders’ equity section in the Consolidated Balance Sheets, with no requirement to subsequently revalue any of the instruments. Of the net proceeds of $46.6 million, $37.3 million was allocated to common stock and $9.3 million was allocated to warrants, based on their relative fair values at issuance.

The Company used the Black-Scholes pricing model to determine the fair value of warrants issued in connection with the November Offering using the following assumptions:

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

November 20, 2019
Risk-free interest rate	1.55%
Dividend yield	0.00%
Volatility factor of the expected market price of common stock	60%
Weighted-average expected life	5 years
Weighted-average grant date fair value	$0.52

All 21,706,250 warrants issued under the November Offering remain outstanding and unexercised as at December 31, 2020.

March 2019 Offering

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

At-the-Market (“ATM”) Offering

Pursuant to an equity distribution agreement dated November 8, 2018, the Company was permitted to offer and sell from time to time shares of its common stock having an aggregate offering price of up to $90.0 million, with the net proceeds to fund working capital and general corporate purposes. During the three months ended March 31, 2019, the Company issued an aggregate of 1,010,545 shares of common stock for proceeds of $1.9 million. The Company terminated the agreement on March 13, 2019.

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.  The number of shares of common stock reserved for issuance thereunder is 17.5 million shares, including shares issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code (the “Code”), which provide potential tax benefits to the recipients compared to non-qualified options. At December 31, 2020, 2,308,550 awards were authorized and available for issuance under the Plan (December 31, 2019 – 4,221,023 awards).

During the year ended December 31, 2020, 135,000 shares of common stock (December 31, 2019 – 535,000) were issued upon exercise of stock options under the Plan, at a weighted average exercise price of $1.02 (2019 – $1.02) per share for proceeds of $0.1 million (2019 – $0.5 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Shareholder Distributions

During the year ended December 31, 2020 and December 31, 2019 the Company did not make any shareholder distributions.

Pursuant to the ARCA (Note 12), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

Stock-Based Compensation

The following table summarizes information about stock options outstanding under the Plan at December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

	(in thousands, except per share and year data)
Balance at December 31, 2017	4,906	$2.45	2.6	$2,564
Granted	375	1.90	—	—
Exercised	(171)	1.02	—	195
Forfeited	(405)	3.99	—	—
Expired	(462)	2.27	—	—
Balance at December 31, 2018	4,243	$2.33	2.0	$1,475
Granted	3,050	1.73	—	—
Exercised	(535)	1.01	—	419
Forfeited	(700)	2.56	—	—
Expired	(789)	2.90	—	—
Balance at December 31, 2019	5,269	$2.00	3.0	$364
Granted	5,097	1.22	—	—
Exercised	(135)	1.02	—	10
Forfeited	(1,968)	2.18	—	2
Expired	(1,251)	1.19	—	—
Balance at December 31, 2020	7,012	$1.55	4.2	$53
Exercisable at December 31, 2020	919	$3.02	2.6	$—

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted at or above market value of the common stock as of the date of the grant.  During the year ended December 31, 2020, the Company granted stock options to certain employees and directors for an aggregate of 5.1 million shares of common stock (2019 – 3.1 million, 2018 – 0.4 million) at a weighted average exercise price of $1.22 per share (2019 – $1.73, 2018 – $1.90). The options vest equally over a three-year period if the individuals remain affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of five years from the date of grant.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2020	2019	2018
Risk-free interest rate	.157% to .322%	1.45% to 1.87%	2.67% to 2.89%
Dividend yield	0.00%	0.00%	0.36% to 0.53%
Volatility factor of the expected market price of common stock	59%	58%	63% to 64%
Weighted-average expected life of option	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	$1.22	$1.73	$1.90

During the year ended December 31, 2020, the Company recorded stock option expense of $0.6 million (2019 – $0.7 million, 2018 – $0.3 million) while the corresponding fair value of awards vesting in the period was $0.1 million (2019 – $0.4 million and 2018 – $0.7 million).

At December 31, 2020, there was $1.4 million (2019 – $1.0 million, 2018 - $0.4 million) of unrecognized compensation expense related to 6.1 million (2019 – 3.0 million, 2018 – 0.7 million) unvested stock options outstanding. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years (2019 – 1.5 years, 2018 – 1.4 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2020, for the Company’s Plan and the replacement options from the acquisition of Lexam:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(in thousands, except per share amounts)
Non-vested, beginning of year	3,034	$0.64
Granted	5,097	$0.40
Cancelled/Forfeited	(1,172)	$0.60
Vested	(866)	$0.71
Non-vested, end of year	6,093	$0.44

NOTE 15 NET LOSS PER SHARE

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

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net (loss) per share for the years ended December 31, 2020, 2019 and 2018:

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

	Year ended December 31,
	2020	2019	2018

	(amounts in thousands, unless otherwise noted)
Net loss	$(152,325)	$(59,747)	$(44,870)

Weighted average common shares outstanding:	403,457	361,845	337,297
Diluted shares outstanding:	403,457	361,845	337,297

Net loss per share - basic and diluted	$(0.38)	$(0.17)	$(0.13)

For the years ended December 31, 2020, 2019 and 2018, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 16 RELATED PARTY TRANSACTIONS

The Company incurred the following expense in respect to the related parties outlined below during the periods presented:

	Year ended December 31,
	2020	2019	2018
Lexam L.P.	$99	$133	$91
REVlaw	158	188	266

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	December 31, 2020	December 31, 2019
Lexam L.P.	$72	$—
REVlaw	90	22

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

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the year ended December 31, 2020, the Company paid $2.4 million (year ended December 31, 2019 – $2.4 million) in interest to this affiliate. Furthermore, pursuant to the ARCA, 1,045,850 shares of common stock valued at $0.9 million were issued to the affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 12).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 17 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2020 and 2019, as reported in the Consolidated Balance Sheets:

	Fair value as at December 31, 2020			Fair value as at December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$—	$—	$—	$1,885	$—	$1,885
Total investments	$—	$—	$—	$1,885	$—	$1,885

The Company's investments as at December 31, 2019 mainly consist of marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

Debt is recorded at a carrying value of $48.2 million at December 31, 2020 (December 31, 2019 - $49.5 million) and approximates its fair value, given our recent refinancing.

Impairment of Mineral Property

During the year ended December 31, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar Mine totaling $83.8 million based on Level 3 inputs.  See Note 9 for details.

NOTE 18 COMMITMENTS AND CONTINGENCIES

Commitments

The following are minimum commitments of the Company as at December 31, 2020, and related payments due over the following five years:

	Payments due by period
	2021	2022	2023	2024	Thereafter	Total
Mining and surface rights	$2,233	$492	$488	$470	$443	$4,126
Reclamation costs(1)	2,819	5,363	5,510	564	27,428	41,684
Long-term debt (Note 12)	4,875	14,712	42,139	—	—	61,726
Lease obligations (Note 11)	2,695	2,416	508	180	—	5,799
Total	$12,622	$22,983	$48,645	$1,214	$27,871	$113,335
(1)	Amounts presented represent the undiscounted uninflated future payments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations in the United States and Canada. These bonding obligations are satisfied by surety bonds, as discussed below. Pursuant to the requirements imposed by the United States Bureau of Land Management (“BLM”), the Company has Nevada obligations of $20.1 million which primarily pertains to the Tonkin and Gold Bar properties. Under Canadian regulations, the Company has bonding obligations of $11.7 million (C$15.0 million) with respect to the Fox Complex. Furthermore, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Timmins properties acquired from Lexam; the $0.1 million is recorded as restricted cash (Note 19).

Surety Bonds

As at December 31, 2020, the Company has a surety facility in place to cover substantially all of its bonding obligations, which include $20.1 million of bonding in Nevada and $11.7 million (C$15.0 million) of bonding in Canada. The terms of the facility carry an annual financing fee of 2.3% and require a deposit of 12%. The surety bonds are available for draw down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2020, the Company held $3.6 million in restricted cash as deposit against the surety facility (Note 19).

Streaming Agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production, if any, from certain claims. Under the streaming contract, the Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox Extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year ended December 31, 2020, the Company recorded revenue of $1.2 million (2019 – $1.5 million) related to the gold stream sales.

Flow-through Eligible Expenses

As of December 31, 2020, the Company completed two rounds of flow-through share issuance’s (Note 14) closing on September 10, 2020 and December 31, 2020. As a result, the Company is committed to spend $18.3 million on CEE at its Timmins operations in Canada by the end of 2022. Through December 31, 2020, the Company has incurred $1.9 million in eligible expenses of required flow-through spend.

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

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

ownership of such properties.  However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

NOTE 19 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$20,843	$46,452
Restricted cash - non-current (Note 18)	3,595	48
Total cash, cash equivalents, and restricted cash	$24,438	$46,500

Cash and Cash equivalents includes proceeds received from Flow-through financings (Note 14) completed in 2020 for a total of $19.9 million which are committed towards being spent on eligible CEE in 2021 and 2022.

Restricted cash – non-current (Note 18) contains $3.6 million in deposits held against our surety facility.

NOTE 20 INCOME AND MINING TAXES

The Company’s deferred income and mining tax benefit consisted of:

	2020	2019	2018
United States	$817	$2,420	$2,185
Foreign	573	1,424	585
Deferred tax benefit	$1,390	$3,844	$2,770

The Company’s net loss before income and mining tax consisted of:

	2020	2019	2018
United States	$(127,524)	$(22,319)	$(27,001)
Foreign	(26,191)	(41,272)	(20,639)
Loss before income and mining taxes	$(153,715)	$(63,591)	$(47,640)

A reconciliation of the tax provision for 2020, 2019 and 2018 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is computed as follows:

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Expected tax recovery at	2020	2019	2018
Loss before income and mining taxes	$(153,715)	$(63,591)	$(47,640)
Statutory tax rate	21%	21%	21%
US Federal and State tax expense at statutory rate	(32,280)	(13,354)	(10,004)
Reconciling items:
Equity pickup in MSC	374	2,626	2,966
Deferred foreign income inclusion	795	598	5,963
Realized flow-through expenditures	496	3,150	2,100
Realized flow-through premium	(338)	(2,954)	(1,675)
Tax rate changes	(147)	976	—
Adjustment for foreign tax rates	(2,043)	(200)	40
Other permanent differences	(7,062)	8,540	4,419
Unrealized foreign exchange rate (loss)/gain	4,663	(1,095)	(6,935)
NOL expires and revisions	1,066	810	(120)
Valuation allowance	33,086	(2,941)	476
Income and mining tax recovery	$(1,390)	$(3,844)	$(2,770)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2020 and 2019 respectively are presented below:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$66,085	$57,667
Mineral Properties	66,038	60,299
Other temporary differences	30,999	14,356
Total gross deferred tax assets	163,122	132,322
Less: valuation allowance	(154,298)	(121,212)
Net deferred tax assets	$8,824	$11,110
Deferred tax liabilities:
Acquired mineral property interests	(12,637)	(16,024)
Total deferred tax liabilities	$(12,637)	$(16,024)
Deferred income and mining tax liability	$(3,813)	$(4,914)

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2020, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The change in valuation allowance of approximately $33.1 million primarily reflects the impact of losses during the year from impairments and operations.

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of year	Additions(a)	Deductions(b)	Balance at end of year
2020	$121,212	$39,794	$(6,708)	$154,298
2019	124,153	2,104	(5,045)	121,212
2018	123,648	12,232	(11,727)	124,153
(a)	The additions to valuation allowance mainly result from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.
(b)	The reductions to valuation allowance mainly result from release of valuation allowance, expiration of the Company’s tax attributes, foreign exchange reductions of tax attributes in Canada, Mexico and Argentina and inflationary adjustments to tax attributes in Argentina.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

As at December 31, 2020 and 2019, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Net-operating losses	$167,784	2027-Unlimited
Mexico	Net-operating losses	37,117	2022-2030
Canada(a)	Net-operating losses	35,888	2025-2040
Argentina(a)	Net-operating losses	41,522	2021-2025
(a)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups, and therefore, may be restricted in use to specific projects.

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2017 to 2020

Canada: 2013 to 2020

Mexico: 2016 to 2020

Argentina: 2016 to 2020

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 21 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2020 and 2019.

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$31,400	$18,291	$27,395	$27,703
Gross (loss)	(3,685)	(8,875)	(701)	(13,687)
Net (loss)	(99,191)	(19,814)	(9,778)	(23,542)
Net (loss) per share:
Basic and diluted	$(0.25)	$(0.05)	$(0.02)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	400,370	400,513	403,887	408,959

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$15,583	$36,383	$32,691	$32,362
Gross profit	1,429	4,677	1,619	1,261
Net (loss)	(10,136)	(13,014)	(11,465)	(25,132)
Net (loss) per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	345,497	346,998	362,175	378,543

NOTE 22 COMPARATIVE FIGURES

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

NOTE 23 SUBSEQUENT EVENTS

February 2021 equity financing:

On February 9, 2021, the Company completed a registered direct offering with several existing and new institutional investors and issued 30,000,000 shares of common stock priced at $1.05 per share for gross proceeds of $31.5 million.

January 2021 flow-through financing:

On January 29, 2021, the Company issued 12,600,600 flow-through common shares priced at $1.01 per share for gross proceeds of $12.7 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Gold Bar Resource and Reserve estimate update:

On January 7, 2021, the Company updated the resource and reserve numbers for the Gold Bar Mine.  A net reduction of 16% in estimated reserves results in a revised Probable Reserve Estimate of 302,000 recoverable gold ounces. This change in reserve estimate is an update to the analysis in Q1-2020. The potential mine life is in the range of 5 to 7 years based on the currently estimated reserves.

MSC Dividend received:

On January 28, 2021 we received a dividend of $2.5 million from MSC.

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

There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed or furnished (except where otherwise indicated) as part of this report:

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
4.1

Description of Capital Stock (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020, Exhibit 4.1, File No. 001-33190)

4.2

Form of Warrant issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190)

4.3

Form of Warrant issued by the Company in connection with March 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 4.1, File No. 001-33190)

10.1*

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
10.3

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.4

Amended and Restated Credit Agreement among the Company, as Borrower, the Lenders party to the Agreement and Sprott Private Resource Lending II (Collector), LP, as Administrative Agent, dated June 25, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 29, 2020, Exhibit 10.1, File No. 001-33190)

10.5

Employment Agreement between the Company and Anna Ladd-Kruger, dated October 2, 2020 (incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on October 29, 2020, Exhibit 10.1, File No. 001-33190)

10.6

Placement Agency Agreement among the Company, Cantor Fitzgerald & Co, and Roth Capital Partners dated February 5, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.1, File No. 001-33190)

10.7

Form of Securities Purchase Agreement, dated as of February 5, 2021 between the Company and Certain Purchasers (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.2, File No. 001-33190)

10.9.1

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190)

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

21+	List of subsidiaries of the Company
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2+	Consent of P&E Mining Consultants Inc., Mining Engineers
23.3+	Consent of Independent Mining Consultants Inc.
23.4+	Consent of Mine Technical Services Ltd.
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Anna Ladd-Kruger, principal financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Anna Ladd-Kruger.
95+	Mine safety disclosure
101+

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2020, 2019 and 2018, (ii) the Audited Consolidated Balance Sheets as of December 31, 2020 and 2018, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) the Notes to the Audited Consolidated Financial Statements

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

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 10, 2021		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2021
Robert R. McEwen

/s/ ANNA-LADD KRUGER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021
Anna-Ladd Kruger

/s/ ALLEN V. AMBROSE	Director	March 10, 2021
Allen V. Ambrose

/s/ MICHELE L. ASHBY	Director	March 10, 2021
Michele L. Ashby

/s/ RICHARD W. BRISSENDEN	Director	March 10, 2021
Richard W. Brissenden

/s/ GREGORY P. FAUQUIER	Director	March 10, 2021
Gregory P. Fauquier

/s/ DONALD R. M. QUICK	Director	March 10, 2021
Donald Quick

/s/ MICHAEL L. STEIN	Director	March 10, 2021
Michael L. Stein

/s/ ROBIN DUNBAR	Director	March 10, 2021
Robin Dunbar