Form 10-Q
period 2021-03-31
McEwen Mining Inc.
filed 2021-05-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 459,187,391 shares outstanding as of May 7, 2021.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2021	2020
Revenue from gold and silver sales	$23,740	$31,400
Production costs applicable to sales	(23,589)	(28,387)
Depreciation and depletion	(5,137)	(6,698)
Gross loss	(4,986)	(3,685)

OTHER OPERATING EXPENSES:
Advanced projects	(1,799)	(2,550)
Exploration	(4,956)	(3,790)
General and administrative	(2,083)	(2,064)
Loss from investment in Minera Santa Cruz S.A. (Note 9)	(574)	(2,676)
Depreciation	(75)	(115)
Revision of estimates and accretion of asset retirement obligations (Note 11)	(911)	(660)
Impairment of mineral property interests and plant and equipment (Note 8)	—	(83,805)
	(10,398)	(95,660)
Operating loss	(15,384)	(99,345)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(509)	(1,877)
Other income (Note 4)	1,412	937
Total other income (expense)	903	(940)
Loss before income and mining taxes	(14,481)	(100,285)
Income and mining tax recovery	2,015	1,094
Net loss and comprehensive loss	$(12,466)	$(99,191)

Net loss per share (Note 13):
Basic and Diluted	$(0.03)	$(0.25)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and Diluted	441,794	400,370

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$47,402	$20,843
Receivables, prepaids and other assets (Note 6)	5,700	5,690
Inventories (Note 7)	27,910	26,964
Total current assets	81,012	53,497
Mineral property interests and plant and equipment, net (Note 8)	334,866	329,112
Investment in Minera Santa Cruz S.A. (Note 9)	102,768	108,326
Inventories, long-term (Note 7)	4,999	4,785
Restricted cash (Note 17)	3,625	3,595
Other assets	910	621
TOTAL ASSETS	$528,180	$499,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,542	$36,055
Flow-through share premium (Note 12)	3,736	3,827
Lease liabilities, current portion	2,638	2,440
Asset retirement obligation, current portion (Note 11)	3,817	3,232
Total current liabilities	45,733	45,554
Lease liabilities, long-term	2,850	3,056
Debt (Note 10)	24,163	24,080
Debt to related party (Notes 10 and 14)	24,163	24,080
Asset retirement obligation, long-term (Note 11)	31,167	30,768
Other liabilities	3,114	3,257
Deferred income and mining tax liability	3,241	3,813
Total liabilities	$134,431	$134,608

Shareholders’ equity:
Common shares: 459,188 as of March 31, 2021 and 416,587 as of December 31, 2020 issued and outstanding (in thousands) (Note 12)	$1,589,763	$1,548,876
Accumulated deficit	(1,196,014)	(1,183,548)
Total shareholders’ equity	393,749	365,328
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$528,180	$499,936

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$499,479
Stock-based compensation	—	88	—	88
Exercise of stock options	60	62	—	62
Net loss	—	—	(99,191)	(99,191)
Balance, March 31, 2020	400,399	$1,530,852	$(1,130,414)	$400,438

Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$365,328
Stock-based compensation	—	227	—	227
Sale of flow-through common shares	12,601	10,785	—	10,785
Exercise of stock options	—	—	—	—
Sale of shares for cash	30,000	29,875	—	29,875
Net loss	—	—	(12,466)	(12,466)
Balance, March 31, 2021	459,188	$1,589,763	$(1,196,014)	$393,749

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,466)	$(99,191)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (Note 8)	—	83,805
Loss from investment in Minera Santa Cruz S.A., net of amortization (Note 9)	574	2,676
Depreciation and amortization	4,662	6,757
Loss on investments (Note 5)	—	898
Unrealized foreign exchange loss (gain) and adjustment to estimate (Note 11)	152	(868)
Income and mining tax (recovery)	(2,015)	(1,094)
Stock-based compensation	227	88
Revision of estimates and accretion of asset retirement obligations (Note 11)	911	660
Change in non-cash working capital items:
(Increase) decrease in other assets related to operations	(1,562)	1,234
(Decrease) in liabilities related to operations	(626)	(6,873)
Cash used in operating activities	$(10,143)	$(11,908)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(10,085)	$(5,503)
Proceeds from sale of investments, net of investments	—	112
Dividends received from Minera Santa Cruz S.A. (Note 9)	4,984	—
Cash used in investing activities	$(5,101)	$(5,391)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 12)	$29,875	$—
Sale of flow-through common shares, net of issuance costs (Note 12)	11,966	—
Proceeds of exercise of stock options	—	62
Payment of finance lease obligations	(8)	(555)
Cash provided by (used in) financing activities	$41,833	$(493)
Effect of exchange rate change on cash and cash equivalents	—	114
Increase (decrease) in cash, cash equivalents and restricted cash	26,589	(17,678)
Cash, cash equivalents and restricted cash, beginning of period	24,438	46,500
Cash, cash equivalents and restricted cash, end of period (Note 17)	$51,027	$28,822

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(1,215)	$(1,289)
Interest received	7	135

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2021 and 2020, the unaudited Consolidated Balance Sheets as at March 31, 2021 and December 31, 2020, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2020. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly change globally, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, there were no government-mandated shutdowns or other legally required temporary suspensions of the Company’s operations during Q1 2021.

The long-term impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability and distribution of vaccinations, and government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors, and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the overall economy and the Company are highly uncertain and cannot be predicted. Achieving and maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

Throughout COVID-19, the Company has raised $12.7 million and $31.5 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and an equity financing respectively during Q1 2021, and raised $20.2 million in Canadian Exploration Expenditures (“CEE”) financings during 2020. A severe prolonged economic downturn could result in a variety of risks to the business, including access to capital markets when needed on acceptable terms, if at all. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary).

El Gallo Project Blockade

On March 15, 2021, the Company reported an illegal blockade at the main access point to the Company’s El Gallo project in Mexico. Certain individuals involved in the blockade believed that the annual payments and infrastructure improvements made to the local communities should increase significantly. The Company has operated harmoniously with local communities since mining began in 2012, and has had a long standing track record of supporting local communities. On March 29, 2021, after operations were briefly disrupted, the Company reported the successful resolution of the concerns raised by the local community members. A 10-year agreement was reached to provide additional support to the communities and greater long-term certainty for the El Gallo project.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Recently Adopted Accounting Pronouncements

Income Taxes:  In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740).”  ASU 2019-12 simplifies the accounting for income taxes by reducing existing complexity in the accounting standard.  The update to the accounting standard is effective for the Company for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 in 2021 did not have a material impact on the Company’s financial statements and related disclosures.

NOTE 3 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production and exploration company focused on precious metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about the allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and Administrative and other and are provided in this note for reconciliation purposes.

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

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments is summarized in the tables below:

Three months ended March 31, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$12,893	$8,561	$2,286	$—	$—	$23,740
Production costs applicable to sales	(13,557)	(6,656)	(3,376)	—	$—	(23,589)
Depreciation and depletion	(1,741)	(3,395)	(1)	—	$—	(5,137)
Gross (loss)	(2,405)	(1,490)	(1,091)	—	—	(4,986)

Advanced projects	(84)	(623)	(1,092)	—	$—	(1,799)
Exploration	(864)	(3,434)	(8)	—	$(650)	(4,956)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	—	$—	—
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(574)	$—	(574)
Segment loss	$(3,353)	$(5,547)	$(2,191)	$(574)	$(650)	$(12,315)
General and Administrative and other						(2,166)
Loss before income and mining taxes						$(14,481)

Capital expenditures	$757	$9,567	$—	$—	$—	$10,324

Three months ended March 31, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$14,317	$12,739	$4,344	$—	$—	$31,400
Production costs applicable to sales	(17,032)	(7,207)	(4,148)	—	—	(28,387)
Depreciation and depletion	(3,862)	(2,748)	(88)	—	—	(6,698)
Gross (loss) profit	(6,577)	2,784	108	—	—	(3,685)

Advanced projects	(366)	(1,066)	(1,118)	—	—	(2,550)
Exploration	(809)	(2,405)	—	—	(576)	(3,790)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Impairment of mineral property interests and plant and equipment (Note 8)	(83,805)	—	—	—	—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,676)	—	(2,676)
Segment loss	$(91,557)	$(687)	$(1,010)	$(2,676)	$(576)	$(96,506)
General and Administrative and other						(3,779)
Loss before income and mining taxes						$(100,285)

Capital expenditures	$1,807	$3,729	$—	$—	$—	$5,536

Geographic information

Geographic information includes the long-lived assets balance and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2021	2020	2021	2020
USA	$46,280	$46,801	$12,893	$14,317
Canada	85,811	78,986	8,561	12,739
Mexico	20,018	20,021	2,286	4,344
Argentina (2)	294,259	299,816	—	—
Total consolidated (3)	$446,368	$445,624	$23,740	$31,400
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $102.8 million as of March 31, 2021 (December 31, 2020 – $108.3 million).
(3)	Total excludes $0.8 million related to the Company's ROU office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

NOTE 4 OTHER INCOME

The following is a summary of other income for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
COVID-19 Relief	$1,111	$—
Unrealized and realized (loss) on investments (Note 5)	—	(898)
Foreign currency (loss) gain	291	1,808
Other income, net	10	27
Total other income	$1,412	$937

During the period ending March 31, 2021, the Company recognized $1.1 million (three months ended March 31, 2020 - $nil) of other income through COVID-19 relief from the Canadian government via the Canadian Emergency Wage Subsidy (CEWS) and Canada Emergency Rent Subsidy (CERS) programs.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the three months ended March 31, 2021 and 2020:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net (loss) on	transfers during	(loss) on	March 31,
	2020	period	securities sold	year	securities held	2021
Marketable equity securities	$—	$—	$—	$—	$—	$—

	As at	Additions/	Net gain	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	(loss) on	March 31,
	2019	period	securities sold	year	securities held	2020
Marketable equity securities	$1,885	$—	$(16)	$(112)	$(882)	$875

During the three months ended March 31, 2021, the Company sold marketable equity securities for proceeds of $nil (three months ended March 31, 2020 - $0.1 million).

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Government sales tax receivable	$1,502	$1,810
Prepaids and other assets	4,198	3,880
Receivables and other current assets	$5,700	$5,690

Government sales tax receivable includes $0.7 million of Mexican value-added tax (“VAT”) at March 31, 2021 (December 31, 2020 – $0.9 million). The Company collected $0.6 million of VAT during the three months ended March 31, 2021 (March 31, 2020 – $0.4 million).

NOTE 7 INVENTORIES

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Material on leach pads	$21,200	$21,003
In-process inventory	3,377	3,922
Stockpiles	2,537	635
Precious metals	1,560	1,344
Materials and supplies	4,235	4,845
Inventories	$32,909	$31,749
Less current portion	27,910	26,964
Long-term portion	$4,999	$4,785

During the three months ended March 31, 2021, the inventory of Gold Bar and El Gallo were written down to their net realizable value by $1.4 million (March 31, 2020 - $1.2); and $0.8 (March 31, 2020 - $nil), respectively. Of these write-downs, a total of $2.1 million (March 31, 2020 – $1.0 million) was included in production costs applicable to sales and $0.1 million was included in depreciation and depletion (March 31, 2020 - $0.2 million) in the Statement of Operations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

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

Upon completion of the analysis for Q1 2021, the Company did not identify any indicators of impairment.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

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

A summary of the operating results for MSC for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$53,303	$37,390
Production costs applicable to sales	(36,367)	(28,316)
Depreciation and depletion	(6,953)	(7,327)
Gross profit	9,983	1,747
Exploration	(2,236)	(2,866)
Other expenses(1)	(5,536)	(2,217)
Net income (loss) before tax	$2,211	$(3,336)
Current and deferred tax expense	(1,629)	49
Net income (loss)	$582	$(3,287)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$285	$(1,611)
Amortization of fair value increments	(1,071)	(1,385)
Income tax recovery	212	320
Loss from investment in MSC, net of amortization	$(574)	$(2,676)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations, and other finance related expenses

The loss from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of the devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the periods.

Changes in the Company’s investment in MSC for the three months ended March 31, 2021 and year ended December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Investment in MSC, beginning of period	$108,326	$110,183
Attributable net income from MSC	285	2,745
Amortization of fair value increments	(1,071)	(5,390)
Income tax recovery	212	1,128
Dividend distribution received	(4,984)	(340)
Investment in MSC, end of period	$102,768	$108,326

During the three months ended March 31, 2021, the Company received $5.0 million in dividends from MSC (three months ended March 31, 2020 – $nil).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A summary of the key assets and liabilities of MSC on a 100% basis as at March 31, 2021, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at March 31, 2021	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$86,274	$488	$86,762
Total assets	$176,082	$105,603	$281,685

Current liabilities	$(39,203)	$—	$(39,203)
Total liabilities	$(68,461)	$(3,502)	$(71,963)

NOTE 10 DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan facility with Royal Capital Management Corp., as administrative agent, and the lenders party thereto.  Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million and which terms differed in material respects from the old loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent.
●	Sprott Private Resource Lending II (Collector), LP replaced certain lenders. An affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal were extended by two years; monthly repayments of principal in the amount of $2.0 million are now due beginning on August 31, 2022 and continuing for 12 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 to the end of 2021. The working capital requirement increases to $5.0 million for March 31, 2022, $7.0 million for June 30, 2022, and $10 million for September 30, 2022 and thereafter.
●	The Company issued 2,091,700 shares valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan will be amortized over the modified term of the loan.

The remaining principal terms of the original agreement remain unchanged. The Company was in compliance with the minimum working capital maintenance requirement as at March 31, 2021.

A reconciliation of the Company’s long-term debt for the three months ended March 31, 2021 and for the year ended December 31, 2020 is as follows:

	Three months ended March 31, 2021	Year ended December 31, 2020
Balance, beginning of year	$48,160	$49,516
Interest expense	1,368	5,394
Interest payments	(1,202)	(4,875)
Bonus Interest - Equity based financing fee	—	(1,875)
Balance, end of year	$48,326	$48,160
Less current portion	—	—
Long-term portion	$48,326	$48,160

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

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

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2021 and for the year ended December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Asset retirement obligation liability, beginning balance	$34,000	$32,201
Settlements	(80)	(267)
Accretion of liability	487	1,901
Adjustment reflecting updated estimates	425	(54)
Foreign exchange revaluation	152	219
Asset retirement obligation liability, ending balance	$34,984	$34,000
Less current portion	3,817	3,232
Long-term portion	$31,167	$30,768

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended March 31,
	2021	2020
Reclamation adjustment reflecting updated estimates	$425	$203
Reclamation accretion	486	457
Total	$911	660

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Equity Financing

On February 9, 2021, the Company completed a registered direct offering of common stock with several existing and new institutional investors and issued 30,000,000 shares priced at $1.05 per share for gross proceeds of $31.5 million. The purpose of this financing was to fund the continued development of the Froome deposit, which is part of the Fox Complex in Timmins, Ontario, and to strengthen the Company’s balance sheet and working capital position. Total issuance costs amounted to $1.7 million for net proceeds of $29.9 million.

Flow-Through Shares Issuance – Canadian Development Expenses (“CDE”)

On January 29, 2021, the Company issued 12,600,600 flow-through common shares priced at $1.01 per share for gross proceeds of $12.7 million. The purpose of this offering was also to fund the development of the Froome deposit. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares was $0.7 million, which are accounted for as a reduction to the common shares. The net proceeds of $12.0 million were allocated between the sale of tax benefits in the amount of $1.2 million and the sale of common shares in the amount of $10.8 million.

The Company is required to spend flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). As of March 31, 2021, the Company has incurred a total of $7.9 million in eligible CDE. The Company expects to fulfill its CDE commitments by the end of 2022.

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

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

The Company is required to spend flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of March 31, 2021, the Company has incurred a total of $4.3 million in eligible CEE. The Company expects to fulfill its CEE commitments by the end of 2022.

June 2020 Amended and Restated Credit Agreement

Pursuant to the ARCA executed on June 25, 2020, the Company issued 2,091,700 shares of common stock during Q2 2020 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The Company valued the shares at $1.9 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

November 2019 Offering

On November 20, 2019 (the “November Offering”), the Company issued 37,750,000 Units at $1.325 per Unit, for net proceeds of $46.6 million (net of issuance costs of $3.5 million). Each Unit consisted of one share of common stock and one-half of one warrant. An additional 2,831,250 warrants were issued on the date of the November Offering upon exercise of the overallotment option. Each whole warrant is exercisable at any time for one share of common stock of the Company at a price of $1.7225, subject to customary adjustments, expiring five years from the date of issuance.  The warrants provide for cashless exercise under certain conditions. The warrants under the November Offering are listed for trading on an over-the-counter market.

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

All 21,706,250 warrants issued under the November Offering remain outstanding and unexercised as at March 31, 2021.

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

All 8,064,516 warrants issued under the March 2019 registered offering remain outstanding and unexercised as at March 31, 2021.

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.  The number of shares of common stock reserved for issuance thereunder is 17.5 million shares, including shares issued under the Plan before it was amended, with no more than 0.5 million shares subject to grants of options to an

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code

(the “Code”), which provide potential tax benefits to the recipients compared to non-qualified options. At March 31, 2021, 3,200,483 awards were authorized and available for issuance under the Plan (March 31, 2020 – 4,963,516 awards).

No stock options were exercised during the three months ended March 31, 2021. During the same period in 2020, the Company issued 60,000 shares of common stock for proceeds of $0.1 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.06 per share.

Shareholders’ Distributions

Pursuant to the ARCA (Note 10), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020, as they would be anti-dilutive.

For the three months ended March 31, 2021, all of the outstanding options (6,118,817) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share (March 31, 2020 – 4,430,784 outstanding options and 29,770,766 outstanding warrants).

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended March 31,
	2021	2020
Lexam L.P.	$11	$76
REVlaw	35	38

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2021	December 31, 2020
Lexam L.P.	$64	$72
REVlaw	194	90

An aircraft owned by Lexam L.P. (controlled by Robert R. McEwen, limited partner and beneficiary of Lexam L.P. and the Company’s Chairman and Chief Executive Officer) has been made available to the Company to expedite business travel. As Chairman and Chief Executive Officer of the Company, Mr. McEwen must travel extensively and frequently on short notice. Mr. McEwen is able to charter the aircraft from Lexam L.P. at a preferential rate approved by the Company’s independent board members under a policy whereby only the variable expenses of operating this aircraft for business related travel are eligible for reimbursement by the Company.

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three months ended March 31, 2021, the Company paid $0.6 million (three months ended March 31, 2020 – $0.6 million) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 10).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis.

At year-end December 31, 2020, the Company no longer held any marketable securities. The fair value of financial assets and liabilities held at March 31, 2021 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $48.3 million (December 31, 2020 – $48.2 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

Impairment of Mineral Property

During the three months ended March 31, 2021, there were no indicators of impairment for the Company’s long-lived assets and the Company did not record any impairments. During the three months ended March 31, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar mine totaling $83.8 million using Level 3 inputs.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at March 31, 2021, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.1 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $11.9 million (C$14.9 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 17).

Surety Bonds

As at March 31, 2021, the Company had a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $11.9 million (C$14.9 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 11%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2021, the Company held $3.6 million in restricted cash as a deposit against the surety facility.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Black Fox mine and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2021, the Company recorded revenue of $0.3 million, (for the three months ended March 31, 2020 – $0.5 million) related to the gold stream sales.

Flow-through Eligible Expenses

In January 2021, the Company closed a flow-through share issuance to fund the development at the Froome deposit. The total proceeds of $12.7 million will be used to incur qualifying CDE through the year 2022. In Q1 2021, the Company incurred $7.9 million of the required CDE.

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million will be used to incur qualifying CEE in the Timmins region of Ontario through 2022. Through March 31, 2021, the Company has incurred $4.3 million of the required CEE spend ($1.9 million in 2020).

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$47,402	$20,843
Restricted cash - non-current	3,625	3,595
Total cash, cash equivalents, and restricted cash	$51,027	$24,438

Restricted cash includes deposits related to our reclamation obligations and surety facility (Note 16).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2021 and compares it to our financial condition at December 31, 2020. Finally, the discussion analyzes our results of operations for the three months ended March 31, 2021 and compares those to the results for the three months ended March 31, 2020. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance, our ability to generate cash flows and our liquidity. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout this report.

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three months ended March 31, 2021 and 2020 and to our Balance Sheets as of March 31, 2021 and December 31, 2020 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 42.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by Guide 7.

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

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2021 and 2020 are abbreviated as Q1/21 and Q1/20, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 68:1 silver to gold ratio for the first quarter of 2021, and 94:1 silver to gold ratio for the first quarter of 2020.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018. We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap leaching taking place at this formerly producing mine.

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

Response to the COVID-19 Pandemic

We are continuing to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly evolve, ensuring the health and safety of the Company’s employees and contractors is one of our top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, hold public gatherings, and certain business operations. Unlike the year 2020, there were no government-mandated shutdowns or other legally required temporary suspensions of the Company’s operations during Q1 2021.

The long-term impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, related advisories and restrictions. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

In response to the need of protecting our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and have coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19. These measures include:

●	Continuing to reinforce safety measures at all sites and offices, including contact tracing, restricting non-essential travel, and complying with public health orders,
●	Facilitating the access to vaccines, as supplies permit, by coordinating with local health authorities,
●	Performing functions remotely as advised by certain jurisdictions. Our head office in Toronto, Canada was shut down on March 13, 2020 and has remained closed. All corporate employees have continued to perform their functions remotely.

The worsening COVID-19 infection rate in Ontario is being closely monitored; to date it has not had a material impact on operations or exploration activities at the Fox Complex.

In Q1/21, we qualified for $1.1 million in COVID-19 relief funds through the Canadian government’s Canadian Emergency Wage Subsidy (“CEWS”) and Canadian Emergency Rent Subsidy (“CERS”) programs.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q1/21 are included below and discussed further under Consolidated Financial Performance:

Operational Highlights & Impacts

●	All operations delivered production results in line with our expectations; production is expected to increase throughout 2021 and to be 20-40% greater than 2020.

●	Mining at Black Fox has begun transitioning to the Froome deposit, where a progressive ramp-up is planned, with commercial production expected in Q4/21.

●	Operations at El Gallo were briefly disrupted by a blockade of the mine entrance by members of the local community, which has been resolved. A new 10-year agreement has been reached between the El Gallo operation and the neighboring communities.

●	We are continuing to closely monitor the evolving situation as it relates to the impact of COVID-19 on our operations and the safety of all personnel. As of March 31, 2021 all of our mines remain in operation.

●	Announced two senior management additions: Stephen McGibbon has joined as the Executive Vice President of Exploration; and Ruben Wallin has joined as the Vice President of Environment, Health, Safety and Sustainability.

Performance

●	A total of 30,600 gold equivalent ounces were produced in the Q1/21 period, including 16,700 attributable gold equivalent ounces from the San José mine(1).
●	A total of 30,200 gold equivalent ounces were sold in the Q1/21 period, including 16,400 attributable gold equivalent ounces from the San José mine.

Cash Flow and Results of Operations

●	Cash, cash equivalents and restricted cash of $51.0 million were reported as at March 31, 2021; $12.0 million and $29.9 million in net proceeds were raised from a flow-through common share issuance and a registered direct equity offering, respectively.
●	Revenues of $23.8 million were reported from the sale of 13,800 gold equivalent ounces from our 100% owned properties at an average realized price(2) of $1,763 per gold equivalent ounce.
●	We reported a cash gross profit(2) of $0.2 million in Q1/21, with a gross loss of $5.0 million. We reported a net loss of $12.5 million, which included $6.8 million spent on exploration and advanced projects related to the Fox Complex expansion technical study as well as the Fenix project in Mexico.
●	We received dividends of $5.0 million from Minera Santa Cruz S.A (“MSC”) in Q1/21 related to our 49% interest in the San José mine in Argentina.

Exploration and Reserves

●	We successfully reached the first development ore at the Froome deposit in late Q1/21.

●	We spent $5.0 million on exploration drilling and other exploration work in Q1/21, with the primary focus on growing the Fox Complex.

●	A Preliminary Economic Assessment (PEA) to expand the production from the Fox Complex is expected to be released at the end of Q2/21.

(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 42.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$23,740	$31,400
Production costs applicable to sales	$(23,589)	$(28,387)
Loss before income and mining taxes	$(14,481)	$(100,285)
Net loss(2)	$(12,466)	$(99,191)
Net loss per share(2)	$(0.03)	$(0.25)
Cash (used in) operating activities	$(10,143)	$(11,908)
Cash additions to mineral property interests and plant and equipment	$10,085	$5,503
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the three months ended March 31, 2020 include an impairment charge of $83.8 million, or $0.21 per share.

	Three months ended March 31,
	2021	2020

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	30.6	35.1
100% owned operations	13.9	20.2
San José mine (49% attributable)	16.7	14.9
Sold - gold equivalent ounces(1)	30.2	32.5
100% owned operations	13.8	20.3
San José mine (49% attributable)	16.4	12.2
Average realized price ($/Au Eq. oz)(2)(3)	$1,763	$1,591
P.M. Fix Gold ($/oz)	$1,794	$1,583
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,611	$1,375
San José mine (49% attributable)	$1,088	$1,138
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,777	$1,768
San José mine (49% attributable)	$1,328	$1,592
Cash gross profit(2)	$151	$3,013
Silver : Gold ratio(1)	68 : 1	94:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 68:1 for Q1/21 and 94:1 for Q1/20. See page 21.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 42.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

For the quarter ended March 31, 2021, we reported a net loss of $12.5 million (or $0.03 per share) compared to a $99.2 million loss (or $0.25 per share) in the quarter ended March 31, 2020. The decrease in net loss relates to the Q1/20 non-cash $83.8 million impairment charge recorded at Gold Bar and a reduced loss from our investment in MSC in Q1/21. MSC’s results benefited from significantly higher average realized silver prices in Q1/21. These improvements were partially offset by a decrease in gross profits at our operations as a result of lower production.

Cash gross profit (a non-GAAP measure) of $0.2 million for Q1/21 decreased by $2.8 million from the $3.0 million Q1/20 cash gross profit. The change is attributable to decreased production in Q1/21 and subsequently lower revenues, partially offset by a decrease in production costs applicable to sales. The decrease in costs was driven by lower costs per ounce at Gold Bar due to reduced pre-strip costs and a buildup of stockpile inventory. The decrease was offset by higher costs per ounce at the Black Fox mine as we transition to the Froome deposit and at El Gallo as the operation continues to wind down. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, the nearest GAAP measure.

Production from our 100% owned mines of 13,900 gold equivalent ounces in Q1/21 decreased by 6,300 gold equivalent ounces (GEO) compared to Q1/20. The decreases relative to the prior period at the Black Fox (3,100 fewer GEOs) and El Gallo (1,500 fewer GEOs) operations were in line with our expectations given the winding down of activities. The Gold Bar mining operations were impacted by winter conditions and lower leach pad ounces available to draw down from prior periods, which resulted in decreased production (1,700 fewer GEOs).

Our share of the San José mine production was 16,700 gold equivalent ounces in Q1/21 as expected and also 12% higher than the 14,900 gold equivalent ounces produced in Q1/20.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q1/21 of $23.7 million decreased by 24% or $7.7 million compared to Q1/20. The decrease reflects 6,500 fewer gold equivalent ounces sold from our 100% owned mines. The decrease in sales volume was partially offset by a higher average realized gold price in the quarter compared to Q1/20 ($1,763/oz in Q1/21; $1,591/oz in Q1/20).

The decrease in gold equivalent ounces sold includes 1,400 fewer GEOs from El Gallo as operations continue to wind down, 3,300 fewer GEOs from Black Fox as activities wind down and our focus shifts to the Froome deposit, and 1,800 fewer GEOs from the Gold Bar mine. Despite the decrease in gold sales in the Q1/21 period, all operations delivered results within our expectations.

Production Costs applicable to sales in Q1/21 decreased by 17% to $23.6 million compared to Q1/20. Despite a 19% decrease in gold equivalent ounces sold, our consolidated cost per ounce decreased due to Gold Bar’s lower pre-strip costs and the buildup of stockpile inventory. The decrease was partially offset by higher costs per ounce at the Black Fox mine as a result of capital underground mine costs being expensed given the remaining Black Fox mine life was less than 12 months. Refer to the “Results of Operations” sections for further details.

Depreciation and depletion in Q1/21 decreased by $1.5 million to $5.1 million compared to Q1/20, reflecting fewer gold equivalent ounces sold.

Advanced projects of $1.8 million in Q1/21 decreased from the $2.6 million spent in Q1/20. Costs during Q1/21 included continued spending for the Fox Complex expansion PEA, and the Fenix project in Mexico. Costs during Q1/20 related to Froome that are now being capitalized as the project has continued to progress.

Exploration costs of $5.0 million in Q1/21 increased by $1.2 million compared to Q1/20. Exploration activities ramped up in Q1/21 following the funding received from our flow-through share programs in the second half of 2020.  The funds are being used to expand high potential target areas and are incurring eligible Canadian exploration expenditures (“CEE”) in the Timmins region of Ontario.

General and administrative expenses of $2.1 million in Q1/21 remained consistent compared to Q1/20.

Loss from investment in MSC of $0.6 million in Q1/21 decreased by $2.1 million from Q1/20. The change is driven partially by an increase in attributable net income relative to Q1/20. Net income increased as a function of increased gross profits offset by an increase in other expenditures relating to losses on the sale of sovereign bonds and loan interest.

Revision of estimates and accretion of asset retirement obligations of $0.9 million in Q1/21 increased by $0.3 million compared to Q1/20. The change primarily driven by a $0.2 million increase in reclamation adjustments recorded for the Black Fox mine in Q1/21.

Interest and other finance expenses, net of $0.5 million in Q1/21 decreased from $1.9 million in Q1/20. The Q1/21 amount includes $1.0 million in income from the expiration of the Argentinian stamp tax contingency.

Other income of $1.4 million in Q1/21 increased compared to Q1/20. The Q1/21 increase relates largely to proceeds from federal COVID-19 relief programs in Canada. The Q1/20 amount includes offsetting gains and losses relating to foreign currency fluctuations and investment sales.

Income and mining tax recovery of $2.0 million in Q1/21, compared to $1.1 million recovery in Q1/20. The increase in the recovery of $0.9 million is primarily due to a flow-through share premium reversal of $1.3 million partially offset by lower recoveries from the weakening Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to the Company’s deferred tax liabilities denominated in the respective foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as at March 31, 2021 of $47.4 million, increased from $20.8 million as at December 31, 2020. The increase in cash and cash equivalents as at March 31, 2021 was primarily due to cash from financing activities of $42.0 million, offset by $10.1 million of cash used in operations and $5.2 million used in investing activities.

Cash from financing activities included gross proceeds of $12.7 million (net proceeds of $12.0 million) from the issuance of flow-through shares on January 29, 2021 and gross proceeds of $31.5 million (net proceeds of $29.9 million) from a registered direct equity offering on February 9, 2021. We are required to spend the flow-through share proceeds on flow-through eligible Canadian development expenditures (“CDE”) as defined by subsection 66.2(5) of the Income Tax Act (Canada) over the next two years.  For more details on our flow-through share financing refer to Note 12 to the Consolidated Financial Statements, Shareholders’ Equity.

Working capital as at March 31, 2021 of $35.3 million increased by $27.4 million from December 31, 2020. The change is largely attributed to the increase in cash and cash equivalents driven by the financing activities discussed above.

Cash used in operations in Q1/21 of $10.1 million decreased slightly from the $11.9 million used in operations in Q1/20. The change is driven by a $6.7 million increase in liabilities related to operations and a $1.0 million increase in unrealized foreign exchange, partially offset by a $2.8 million decrease in other assets related to operations, a $2.1 decrease in our loss from our investment in MSC and a $2.1 million decrease in depreciation and amortization.

Cash used in investing activities of $5.1 million in Q1/21 decreased slightly relative to the $5.4 million used in Q1/20. The change is attributed to the capital development costs incurred at the Froome deposit as we transition production from the Black Fox Mine to the Froome deposit in 2021 offset by a $5.0 million dividend received from MSC in the Q1/21 period.

In Q1/21, we spent $10.1 million on mineral property and plant and equipment (an increase of $4.7 million relative to the Q1/20 period). The additions were predominately related to capital development costs at the Froome deposit as we are on schedule to transition to commercial production in Q4/21.

Financing activities provided $42.0 million in cash in Q1/21, primarily from $12.0 million provided from the net proceeds from the “CDE “ flow-through share raise completed in January 2021 and $29.8 million provided from the February 2021 registered direct common stock offering.

The Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and other exploration properties.

Gold Bar Mine

The following table sets out certain operating results for the Gold Bar mine for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Operating Results
Mined mineralized material (t)	465	428
Average grade (gpt Au)	0.75	0.67
Processed mineralized material (t)	402	475
Average grade (gpt Au)	0.75	0.63
Gold equivalent ounces:
Produced	7.4	9.1
Sold	7.3	9.0
Revenue from gold and silver sales	$12,893	$14,317
Cash costs(1)	$13,557	$17,032
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,865	$1,887
All‑in sustaining costs(1)	$14,061	$19,651
AISC per ounce ($/Au Eq. oz sold)(1)	$1,934	$2,177
Silver : gold ratio	68 : 1	94 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 42 for additional information.

Gold Bar produced 7,415 gold equivalent ounces in Q1/21 period. This reflects a 19% decrease from the 9,133 gold equivalent ounces produced in Q1/20. Production was negatively impacted by decreased mining and crusher availability resulting from winter weather and lower leach pad ounces available to draw down from prior periods. We continue to execute improvement initiatives at Gold Bar targeted to support the turnaround of the operations, which includes but are not limited to the following: improving contractor mining efficiencies, processing optimizations and ongoing exploration drilling targeting potentially economic near-term gold production mineralization.

Revenue from gold and silver sales of $12.9 million decreased in Q1/21 by $1.4 million compared to Q1/20, reflecting a 19% decrease in gold equivalent ounces produced and sold, which was partially offset by higher average realized gold prices in Q1/21.

Production costs applicable to sales of $13.6 million in Q1/21 decreased by $3.6 million from $17.0 million in Q1/20. The decrease is primarily attributed to lower pre-strip and processing labor costs and an increase of stockpile inventory.

Cash cost and AISC per gold equivalent ounce were $1,865 and $1,934 in Q1/21 and $1,877 and $2,177 in Q1/20.  Cash costs per gold equivalent ounce were comparable to Q1/20 despite fewer ounces sold. AISC per gold equivalent ounce was positively impacted by decreased sustaining capital requirements.

Exploration Activities – Nevada

In Q1/21, we incurred $0.5 million ($0.4 million in Q1/20) in exploration expenditures in the Gold Bar mine area.  Drilling activities were focused primarily on the Ridge deposit in order to provide improved density and metallurgical data for the potential resource. Exploration initiatives are expected to continue at the Ridge deposit in Q2/21 while drill programs plans at the Gold Bar, Tonkin and Old Gold Bar areas were reviewed.

Exploration at Gold Bar South has successfully advanced the project and is expected to contribute to Gold Bar mine’s future production. Subject to the receipt of permit approvals as planned, the mining of Gold Bar South is scheduled to begin in Q2 2022.

Canada Segment

The Canada segment is comprised of the Fox Complex, which includes the Black Fox gold mine, the Froome underground mine development, the Grey Fox and Stock advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine and Froome mine development

The Black Fox mine production is winding down in Q2/21 while exploration activities will continue at known targets and production is ramped up at Froome targeting commercial production in Q4/21. There are an estimated 111,000 ounces in the life of mine plan at the Froome Project with more underground exploration drilling planned to extend the Froome deposit near existing and planned infrastructure.

In Q1/21 work progressed on the expansion of the Fox Complex with a PEA which is examining the potential for increasing gold production and mine life.  The PEA will analyze mining from several potential deposits that could be economically processed at the Stock Mill.  The results of the PEA are expected to be released in Q2 of this year.

The following table summarizes the operating results for the Black Fox mine for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	47	40
Average grade (gpt Au)	3.27	4.58
Processed mineralized material (t)	48	56
Average grade (gpt Au)	3.25	3.53
Gold equivalent ounces:
Produced	5.2	8.3
Sold	5.3	8.6
Revenue from gold and silver sales	$8,561	$12,739
Cash costs(1)	$6,656	$7,207
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,262	$838
All‑in sustaining costs(1)	$8,232	$11,519
AISC per ounce ($/Au Eq. oz sold)(1)	$1,560	$1,339
Silver : gold ratio	68 : 1	94 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 42 for additional information.

2021 compared to 2020

Production in Q1/21 was 5,227 gold equivalent ounces, or 37% fewer ounces compared Q1/20. This is in line with our expectations as mining at Black Fox has begun transitioning to the Froome deposit, where a progressive ramp-up is planned through to commercial production expected in Q4/21.

Revenue from gold and silver sales of $8.6 million decreased from $12.7 million in Q1/20 (or by 33%). The decrease reflects fewer gold equivalent ounces produced and sold, which was partially offset by higher average realized gold prices in 2021.

Production costs applicable to sales of $6.7 million decreased from $7.2 million (or by 7%) in Q1/21, compared to Q1/20. The increase in cash cost per gold equivalent ounce in Q1/21 reflects the impact of a 8% lower average grade of the mineralized material processed in Q1/21 compared to Q1/20. In addition, production costs applicable to sales included underground development costs that were expensed as incurred due to the end of mine life.

All-in sustaining costs decreased by $3.3 million or 29% in Q1/21, compared to Q1/20. The decrease is mainly due to significantly lower in-mine operational expenses, capitalized underground mine development costs and capital expenditures as compared to the same period last year.

Froome Underground Mine Development

The Froome deposit, which is part of the overall Fox Complex, is accessed from two declines at the bottom of the Black Fox pit and situated approximately one-half mile west of the Black Fox mine. As with the material from the Black Fox mine, mineralized material from Froome will be hauled approximately 20 miles to the Stock Mine mill for processing.

Underground development successfully reached the Froome deposit in Q1/21. Plans remain on schedule to reach commercial production in Q4/21.  The low-cost and bulk mining method is expected to bridge production while exploration of potential additional resources at the Black Fox, Grey Fox and Stock projects progresses towards expanded production contingent on a positive PEA.

We are targeting improved production and cost profiles at the Fox Complex leveraging the potential for operational synergies through shared resources and infrastructure, a longer life of mine and expanded production scale for the combined projects.

Exploration Activities – Timmins

The Company remains focused on our principal exploration goal of cost-effectively discovering and extending gold deposits adjacent to our existing operations to contribute to near-term gold production. We incurred $3.4 million in Q1/21 for exploration initiatives, compared to $2.4 million in Q1/20.

Exploration activities ramped up following the funding from the flow-through share programs in 2020. Exploration efforts were focused around the Stock West and Stock Main (historical mine) targets.

Black Fox mine

In Q1/21, underground drilling at the Black Fox Mine continued to return encouraging high-grade intercepts at depth. Underground diamond drilling is being completed to identify additional mineralization adjacent to the Black Fox ore body where mineralization remains unconstrained in multiple directions.

Grey Fox project

Activities at the Grey Fox project were limited in Q1/21 as the focus shifted to permitting and environmental baseline work for the PEA. See discussion below.

Stock Property

The Stock exploration area sits adjacent to our Stock mill, which currently processes ore from our Black Fox mine and Froome deposit. This facility processed ore from the historical underground Stock mine, which operated intermittently from the early 1980s until 2004, producing a total of 137,000 ounces of gold.

The Stock West mineralized zone was discovered in mid-2019; in 2020 exploration activities were focused on follow-up drilling. Initial results suggest the potential to define a significant new zone of mineralization 800m (1/2 mile) from our Stock processing facility.  In Q1/21, we contracted four drill rigs at Stock to increase the density of our intercepts needed to develop a 3D model and to generate an initial resource estimate for Stock West and to test/confirm historical drill results below 300 m at Stock Main. A total of 58,015 feet (or 17,683 meters) of surface exploration drilling was completed in Q1/21 at Stock West and Stock Main with the primary focus at the Stock West mineralized zone.

Fox Complex Expansion – Economic Study

We have engaged an independent engineering group to complete a Preliminary Economic Assessment (PEA) on the Grey Fox - Black Fox, Froome, Stock and Timmins resources using our existing centralized milling capacity at Stock.  The PEA activities in Q1/21 included baseline work to support permitting, environmental and preliminary cash-flow analyses.  The PEA will include an underground design study and is expected to be completed by the end of Q2/21. The objective of the PEA is to develop a plan for the Fox Complex over a 10-year life.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	1.3	2.7
Sold	1.3	2.7
Silver ounces:
Produced	0.2	0.7
Sold	—	—
Gold equivalent ounces:
Produced	1.3	2.7
Sold	1.3	2.7
Revenue from gold and silver sales	$2,286	$4,344
Silver : gold ratio	68 : 1	94 : 1

Cash costs and All-in-sustaining costs and Cash cost and AISC per gold equivalent ounce

As the El Gallo Project’s gold production and sales are the result of residual leaching activities, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the Project. The economics of residual leaching are measured by incremental revenues exceeding incremental costs; residual leaching is expected to continue as long as incremental revenues exceed incremental costs. Cash costs and all-in sustaining costs include, in addition to current period residual leaching costs, prior-year leach pad inventory costs expensed in the current period, with the latter not relevant on the evaluation of the economics of the residual leaching operations.

In the quarter, mining operations were temporarily suspended for two weeks due to an illegal blockade of the main access of the property. Access was restored following successful negotiations and we signed a ten-year agreement with the neighboring communities.

Incremental residual leaching costs for the Q1/21 period were $2.6 million, or $2,065 per gold equivalent ounce resulting in a $0.8 million write-down of the heap leach and in-circuit inventory balances. The residual leaching activities at El Gallo are expected to wind down in 2021.

Q1/21 compared to Q1/20

Production and revenue, as expected, decreased in Q1/21, compared to Q1/20, as we continue to operate as a residual heap leach production.

The decrease in revenue, due to a decrease in production, was partially offset by a higher average realized gold price during Q1/21, compared to the same period of 2020.

Advanced-Stage Properties – Fenix Project

In December 2020, we announced the positive results of a feasibility study for the development of our 100%-owned Fenix Project, which includes the El Gallo Gold and El Gallo Silver deposits, located in Sinaloa, Mexico.

The study envisions a 9.5-year mine life with an attractive after-tax IRR of 28% using $1,500/oz gold and $17/oz silver, with an estimated initial capital expenditure of $42 million for Phase 1 and $24 million for Phase 2. The project implementation is envisioned in two distinct phases: Phase 1 (years 1 to 6) - gold production from heap leach reprocessing, and Phase 2 (years 7 to 10) - silver production from open-pit mining.

The key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

The Fenix Project feasibility study was published on February 16, 2021. The feasibility study is available for review on our website and SEDAR (www.sedar.com).

The Company incurred $1.3 million in Q1/2021 ($0.7 million in Q1/20) on activities required to advance the Fenix Project and is currently evaluating multiple financing alternatives to advance the project, including the potential divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC segment is comprised of the San José mine, located in Argentina.

MSC – Operating Results

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2021 and 2020 on a 100% basis:

	Three months ended March 31,
	2021	2020

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	96	106
Average grade mined (gpt)
Gold	5.8	7.5
Silver	364	503.6
Processed mineralized material (t)	101	84.9
Average grade processed (gpt)
Gold	6.5	7.6
Silver	344	466
Average recovery (%):
Gold	90.8	88.8
Silver	90.8	88.5
Gold ounces:
Produced	19.3	18.4
Sold	18.8	14.6
Silver ounces:
Produced	1,005	1,126
Sold	997	963
Gold equivalent ounces:
Produced	34.1	30.3
Sold	33.4	24.9
Revenue from gold and silver sales	$53,303	$37,390
Average realized price:
Gold ($/Au oz)	$1,585	$1,697
Silver ($/Ag oz)	$23.62	$13.03
Cash costs(1)	$36,367	$28,316
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,088	$1,138
All‑in sustaining costs(1)	$44,390	$39,612
AISC per ounce ($/Au Eq. oz sold)(1)	$1,328	$1,592
Silver : gold ratio	68 : 1	94 : 1

______________________

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 42 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1/21 compared to Q1/20

Gold and silver production increased slightly from Q1/21 to Q1/20. The increase is attributed to an increase in processed mineralized material slightly offset by lower processed grades.

Revenue from gold and silver sales increased by 43% in Q1/21 compared to Q1/20, reflecting an increase in gold equivalent ounces sold. Significant increases in average realized silver prices contributed to the increase in revenues in the quarter.

Cash costs in Q1/21 increased by $8.1 million or 28% in Q1/21 compared to Q1/20, reflecting increased tonnes of mineralized material processed and increased gold equivalent ounces produced and sold. All-in sustaining costs for Q1/21 increased by $4.8 million or 12% compared to Q1/20, due to increased cash costs offset by decreased sustaining capital expenditures and sustaining capitalized underground mine development.

Cash cost and all-in sustaining cost per gold equivalent ounce sold in Q1/21 were lower compared to Q1/20 costs primarily due to increased gold ounces sold in Q1/21.

An increased proportion in gold concentrate sales relative to the Q1/20 period contributed to the lower average realized price per GEO in Q1/21. Concentrate sales are recorded net of the applicable treatment and refining charges.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC included $0.3 million in attributed net income compared to a $2.7 million loss in Q1/20. The change is driven by the $8.2 million increase in gross profit (driven by higher realized metal prices as well as increased GEOs sold) offset by a $3.3 million increase in other expenditures from financing activities.

In Q1/21, on a 100% basis, MSC generated a cash gross profit of $16.9 million and incurred $4.8 million of development and other capital expenditures, $2.2 million of exploration spending, and $5.5 million of other expenditures. Other expenditures primarily included $5.2 million of financing expenses and foreign exchange losses. The Company is currently evaluating the potential divestiture of our investment in MSC.

MSC Dividend Distribution (49%)

We received $5.0 million in dividends from MSC in Q1/21, compared to $nil in dividends received during the same period in 2020. For more details on our Investment in MSC, refer to Note 9 to the Consolidated Financial Statements, Investment in Minera Santa Cruz S.A. (“MSC”) — San José mine.

Los Azules Segment, Argentina

Los Azules project is a copper exploration project located in San Juan, Argentina.

Los Azules Project

In Q1/21, work continued on preliminary engineering and developing cost estimates to advance the proposed low altitude all-year access route. Most of the surveying and staking of the mining rights was completed to be able to consolidate all the mining rights into a single mining group. Site surveying and staking at the Escorpio IV and Mercedes areas were completed in January 2021.

Throughout the remainder of the year, work will continue on baseline studies related to flora, fauna, surface water quality and archeology as required by the environmental and mining authorities for the current stage of exploration. In addition, the Company is looking at a road study to reduce costs for potential drilling and site work campaigns.

Two strategic alternatives are being evaluated with regard to Los Azules to realize more value for our shareholders: one is pursuing a joint venture with a senior mining company and/or strategic investor(s) to advance the project towards a production decision; and the other alternative is spinning out the asset into a new public company with the same goal. Concurrently, work will progress in identifying opportunities to improve the economics of Los Azules with bulk ore sorting technologies and other value-add alternatives.

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

The non-GAAP measures are presented for our wholly-owned mines and the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for the San José mine may be found in Note 9, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

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

The following tables present a reconciliation of cash gross profit to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended March 31, 2021
	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(2,405)	$(1,490)	$(1,091)	$(4,986)
Add: Depreciation and depletion	1,741	3,395	1	5,137
Cash gross (loss) profit	$(664)	$1,905	$(1,090)	$151

	Three months ended March 31, 2020
	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(6,577)	$2,784	$108	$(3,685)
Add: Depreciation and depletion	3,862	2,748	88	6,698
Cash gross profit (loss)	$(2,715)	$5,532	$196	$3,013

	Three months ended March 31,
	2021	2020

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$9,983	$1,747
Add: Depreciation and depletion	6,953	7,327
Cash gross profit	$16,936	$9,074

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Incremental residual leaching costs for Q1/21 were $2.6 million or $2,035 per gold equivalent ounce sold, compared to $2.8 million or $1,025 per gold equivalent ounce sold in the same period of 2020.

	Three months ended March 31, 2021
	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$13,557	$6,656	$20,213
Mine site reclamation, accretion and amortization	157	538	694
In‑mine exploration	185	577	762
Capitalized underground mine development (sustaining)	—	231	231
Capital expenditures on plant and equipment (sustaining)	121	104	225
Sustaining leases	41	127	168
All‑in sustaining costs	$14,061	$8,232	$22,293
Ounces sold, including stream (Au Eq. oz)(1)	7.3	5.3	12.5
Cash cost per ounce ($/Au Eq. oz sold)	$1,865	$1,262	$1,611
AISC per ounce ($/Au Eq. oz sold)	$1,934	$1,560	$1,777
(1)	Total gold equivalent ounces sold for Q1/21 was 13,800 and includes gold equivalent ounces sold from the operating mines of 12,400, as disclosed above, and 1,300 gold equivalent ounces sold from the El Gallo Project for Q1/21.

	Three months ended March 31, 2020
	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$17,032	$7,207	$24,239
Mine site reclamation, accretion and amortization	352	96	448
In‑mine exploration	—	425	425
Capitalized underground mine development (sustaining)	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	1,790	50	1,840
Sustaining leases	477	95	572
All‑in sustaining costs	$19,651	$11,519	$31,170
Ounces sold, including stream (Au Eq. oz)(1)	9.0	8.6	17.6
Cash cost per ounce ($/Au Eq. oz sold)	$1,887	$838	$1,375
AISC per ounce ($/Au Eq. oz sold)	$2,177	$1,339	$1,768
(1)	Total gold equivalent ounces sold for Q1/20 was 20,300 and includes gold equivalent ounces sold from the operating mines of 17,600, as disclosed above, and 2,700 gold equivalent ounces sold from the El Gallo Project for Q1/20.

	Three months ended March 31,
	2021	2020

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$36,367	$28,316
Mine site reclamation, accretion and amortization	99	136
Site exploration expenses	2,840	2,866
Capitalized underground mine development (sustaining)	4,672	6,446
Less: Depreciation	(396)	(343)
Capital expenditures (sustaining)	808	2,191
All‑in sustaining costs	$44,390	$39,612
Ounces sold (Au Eq. oz)	33.4	24.9
Cash cost per ounce ($/Au Eq. oz sold)	$1,088	$1,138
AISC per ounce ($/Au Eq. oz sold)	$1,328	$1,592

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

	Three months ended March 31,
	2021	2020

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$23,740	$31,400
Less: revenue from gold sales, stream	465	502
Revenue from gold and silver sales, excluding stream	$23,275	$30,898
Gold equivalent ounces sold	13.8	20.3
Less: gold ounces sold, stream	0.6	0.9
Gold equivalent ounces sold, excluding stream	13.2	19.4
Average realized price per Au Eq. oz sold, excluding stream	$1,763	$1,591

	Three months ended March 31,
	2021	2020

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$29,751	$24,838
Silver sales	23,552	12,552
Gold and silver sales	$53,303	$37,390
Gold ounces sold	18.8	14.6
Silver ounces sold	997	963
Gold equivalent ounces sold	33.4	24.9
Average realized price per gold ounce sold	$1,585	$1,697
Average realized price per silver ounce sold	$23.62	$13.03
Average realized price per gold equivalent ounce sold	$1,594	$1,503

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at March 31, 2021 and 2020:

	March 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$47,402	$28,774
Restricted cash	3,625	—
Investments	-	875
Precious Metals valued at market value (1)(2)	1,493	1,323
Total liquid assets	$52,520	$30,972
(1)	As at March 31, 2021 and 2020 we held 832 and 800 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,794 and $1,609 per ounce, respectively.
(2)	Precious metals valued at cost, inclusive of ounces to be delivered under the streaming agreement, equals $1,550 and $1,486, respectively.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented and on an annual basis.

The were no significant changes in our Critical Accounting Policies since December 31, 2020. For further details on the Company’s accounting policies, refer to the December 31, 2020 10-K.

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, costs and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties;

●	statements regarding the potential impacts of the COVID-19 pandemic, government responses to the continuing pandemic, and our response to those issues;

●	statements regarding strategic alternatives that we are, or may in the future, evaluate in connection with our business;

●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy;

●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics;

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

●	decisions of foreign countries, banks and courts within those countries;

●	unexpected changes in business, economic, and political conditions;

●	operating results of MSC;

●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

●	timing and amount of mine production;

●	our ability to retain and attract key personnel;

●	technological changes in the mining industry;

●	changes in operating, exploration or overhead costs;

●	access and availability of materials, equipment, supplies, labor and supervision, power and water;

●	results of current and future exploration activities;

●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

●	changes in our business strategy;

●	interpretation of drill hole results and the geology, grade and continuity of mineralization;

●	the uncertainty of reserve estimates and timing of development expenditures;

●	litigation or regulatory investigations and procedures affecting us;

●	changes in federal, state, provincial and local laws and regulations;

●	local and community impacts and issues including criminal activity and violent crimes;

●	accidents, public health issues, and labor disputes;

●	our continued listing on a public exchange;

●	uncertainty relating to title to mineral properties;

●	changes in relationships with the local communities in the areas in which we operate; and

●	decisions by third parties over which we have no control.

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

Further, our participation in the joint venture with Hochschild for the 49% interest held at MSC creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or result in a decrease in our percentage of ownership.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the three months ended March 31, 2021, the Argentine peso devalued 9% compared to a devaluation of 7% in the same period of 2020.

During the three months ended March 31, 2021, the Mexican peso devalued 3%, compared to a devaluation of 20% against the U.S Dollar in the same period in 2020.

The Canadian dollar experienced a 1% appreciation against the U.S. dollar for the three months ended March 31, 2021, compared to a 8% depreciation in the comparable period of 2020.

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

Based on our Canadian cash balance of $4.5 million (C$5.7 million) at March 31, 2021, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2021, our VAT receivable balance was Mexican peso 14,367,980, equivalent to approximately $0.7 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $23.7 million for the three months ended March 31, 2021, a 10% change in the price of gold and silver would have had an impact of approximately $2.4 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At March 31, 2021, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of March 31, 2021, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.7 million as at March 31, 2021.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2021, we have surety bonds of $32.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the senior secured credit facility. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last ten years and has been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years preceding the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a highly inflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2021, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2021, we sold 12,600,600 shares of our common stock in a transaction that was not registered under the Securities Act. The shares were sold to institutional investors pursuant an Underwriting Agreement with Cantor Fitzgerald Canada Corporation, as representative of the underwriters listed therein, for gross proceeds of $12.7 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

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
10.1

Placement Agency Agreement among the Company, Cantor Fitzgerald & Co. and Roth Capital Partners, dated February 5, 2021, (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.1, File No. 001-33190)

10.2

Form of Securities Purchase Agreement between the Company and certain Institutional Investors, dated February 5, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.2, File No. 001-33190)

10.3	Employment agreement between the Company and Stephen McGibbon dated April 8, 2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Anna Ladd-Kruger, principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Anna Ladd-Kruger.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2021 and 2019, (ii) the Unaudited Consolidated Balance Sheets as of March 31, 2021 and December 31, 2019, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2019, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2019, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 7, 2021	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Anna Ladd-Kruger
Date: May 7, 2021	By: Anna Ladd-Kruger,
Chief Financial Officer