Form 10-Q
period 2021-06-30
McEwen Mining Inc.
filed 2021-08-04
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 459,187,391 shares outstanding as of August 4, 2021.

MCEWEN MINING INC.

FORM 10-Q

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue from gold and silver sales	$40,706	$18,291	$64,446	$49,691
Production costs applicable to sales	(31,132)	(22,354)	(54,721)	(50,741)
Depreciation and depletion	(5,515)	(4,812)	(10,652)	(11,510)
Gross profit (loss)	4,059	(8,875)	(927)	(12,560)

OTHER OPERATING EXPENSES:
Advanced projects	(823)	(2,887)	(2,622)	(5,437)
Exploration	(6,916)	(3,548)	(11,872)	(7,338)
General and administrative	(2,834)	(2,240)	(4,917)	(4,304)
Loss from investment in Minera Santa Cruz S.A. (Note 9)	(1,853)	(1,045)	(2,427)	(3,721)
Depreciation	(75)	(114)	(150)	(229)
Revision of estimates and accretion of asset retirement obligations (Note 11)	(505)	(457)	(1,416)	(1,117)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	(83,805)
Other operating	—	(1,968)	—	(1,968)
	(13,006)	(12,259)	(23,404)	(107,919)
Operating loss	(8,947)	(21,134)	(24,331)	(120,479)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(1,859)	(1,754)	(2,368)	(3,631)
Other income (Note 4)	3,795	3,044	5,207	3,981
Total other income	1,936	1,290	2,839	350
Loss before income and mining taxes	(7,011)	(19,844)	(21,492)	(120,129)
Income and mining tax recovery	1,022	30	3,037	1,124
Net loss and comprehensive loss	$(5,989)	$(19,814)	$(18,455)	$(119,005)

Net loss per share (Note 13):
Basic and Diluted	$(0.01)	$(0.05)	$(0.04)	$(0.30)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and Diluted	459,187	400,513	450,539	400,442

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$42,232	$20,843
Investments (Note 5)	1,777	—
Receivables, prepaids and other assets (Note 6)	5,502	5,690
Inventories (Note 7)	25,430	26,964
Total current assets	74,941	53,497
Mineral property interests and plant and equipment, net (Note 8)	340,353	329,112
Investment in Minera Santa Cruz S.A. (Note 9)	98,338	108,326
Inventories, long-term (Note 7)	2,716	4,785
Restricted cash (Note 17)	3,625	3,595
Other assets	631	621
TOTAL ASSETS	$520,604	$499,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,561	$36,055
Flow-through share premium (Note 12)	2,581	3,827
Lease liabilities, current portion	2,960	2,440
Asset retirement obligation, current portion (Note 11)	4,883	3,232
Total current liabilities	44,985	45,554
Lease liabilities, long-term	2,849	3,056
Debt (Note 10)	24,250	24,080
Debt to related party (Notes 10 and 14)	24,250	24,080
Asset retirement obligation, long-term (Note 11)	30,001	30,768
Other liabilities	2,963	3,257
Deferred income and mining tax liability	3,334	3,813
Total liabilities	$132,632	$134,608

Shareholders’ equity:
Common shares: 459,188 as of June 30, 2021 and 416,587 as of December 31, 2020 issued and outstanding (in thousands) (Note 12)	$1,589,975	$1,548,876
Accumulated deficit	(1,202,003)	(1,183,548)
Total shareholders’ equity	387,972	365,328
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$520,604	$499,936

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended June 30, 2020 and 2021:	Shares	Amount	Deficit	Total
Balance, March 31, 2020	400,399	$1,530,852	$(1,130,414)	$400,438
Stock-based compensation	—	213	—	213
Shares issued for debt refinancing	2,092	1,875	—	1,875
Net loss	—	—	(19,814)	(19,814)
Balance, June 30, 2020	402,491	$1,532,940	$(1,150,228)	$382,712

Balance, March 31, 2021	459,188	$1,589,763	$(1,196,014)	$393,749
Stock-based compensation	—	212	—	212
Net loss	—	—	(5,989)	(5,989)
Balance, June 30, 2021	459,188	$1,589,975	$(1,202,003)	$387,972

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Six months ended June 30, 2020 and 2021:	Shares	Amount	Deficit	Total
Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$499,479
Stock-based compensation	—	302	—	302
Exercise of stock options	60	61	—	61
Shares issued for debt refinancing	2,092	1,875	—	1,875
Net loss	—	—	(119,005)	(119,005)
Balance, June 30, 2020	402,491	$1,532,940	$(1,150,228)	$382,712

Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$365,328
Stock-based compensation	—	439	—	439
Sale of flow-through common shares	12,601	10,785	—	10,785
Sale of shares for cash	30,000	29,875	—	29,875
Net loss	—	—	(18,455)	(18,455)
Balance, June 30, 2021	459,188	$1,589,975	$(1,202,003)	$387,972

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,455)	$(119,005)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (Note 8)	—	83,805
Loss from investment in Minera Santa Cruz S.A., net of amortization (Note 9)	2,427	3,721
Gain on sale of mineral property interests (Note 5)	(2,270)	—
Depreciation and amortization	10,006	11,629
Loss on investments (Note 5)	—	620
Unrealized foreign exchange loss (gain) and adjustment to estimate (Note 11)	334	(969)
Income and mining tax (recovery)	(3,037)	(1,124)
Stock-based compensation	439	302
Revision of estimates and accretion of asset retirement obligations (Note 11)	1,416	666
Change in non-cash working capital items:
Decrease in other assets related to operations	3,647	6,705
Decrease in liabilities related to operations	(2,580)	(6,449)
Cash used in operating activities	$(8,073)	$(20,099)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(20,372)	$(8,503)
Proceeds from disposal of property and equipment (Note 5)	492	—
Proceeds from sale of investments, net of investments	—	305
Dividends received from Minera Santa Cruz S.A. (Note 11)	7,561	282
Cash used in investing activities	$(12,319)	$(7,916)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 12)	$29,875	$—
Sale of flow-through common shares, net of issuance costs (Note 12)	11,966	—
Proceeds of exercise of stock options	—	61
Payment of finance lease obligations	(30)	(1,057)
Cash provided by (used in) financing activities	$41,811	$(996)
Effect of exchange rate change on cash and cash equivalents	—	969
Increase (decrease) in cash, cash equivalents and restricted cash	21,419	(28,042)
Cash, cash equivalents and restricted cash, beginning of period	24,438	46,500
Cash, cash equivalents and restricted cash, end of period (Note 17)	$45,857	$18,458

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(2,449)	$(2,570)
Interest received	13	151
Total cash, cash equivalents, and restricted cash	$(2,436)	$(2,419)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico, the Los Azules copper deposit in San Juan, Argentina and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and six months ended June 30, 2021 and 2020, the unaudited Consolidated Balance Sheets as at June 30, 2021 and audited Consolidated Balance Sheets as at December 31, 2020, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2020. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly change globally, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, there were no suspension mandated or otherwise for the Company’s operations during 2021. In addition, vaccination rates in countries where the Company operates continues to increase.

The Company’s results of operations, financial position, and cash flows were adversely affected in 2020 due to COVID-19. The continuing impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability and distribution of vaccinations, and government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors, and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the overall economy and the Company are highly uncertain and cannot be predicted. Maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

During the six months ended June 30, 2021, the Company has raised $12.7 million and $31.5 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and an equity financing, and raised $20.2 million in Canadian Exploration Expenditures (“CEE”) financings during 2020. However, a severe prolonged economic downturn could result in a variety of risks to the business, including impeding access to capital markets when needed on acceptable terms, if at all. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). However, there is no assurance that these measures will prevent adverse effects from COVID-19 in the future.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

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

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended June 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$26,343	$12,178	$2,185	$—	$—	$40,706
Production costs applicable to sales	(21,067)	(6,331)	(3,734)	—	—	(31,132)
Depreciation and depletion	(2,326)	(3,189)	—	—	—	(5,515)
Gross profit (loss)	2,950	2,658	(1,549)	—	—	4,059

Advanced projects	116	(564)	(375)	—	—	(823)
Exploration	(1,591)	(4,281)	(10)	—	(1,034)	(6,916)
Income from investment in Minera Santa Cruz S.A.	—	—	—	(1,853)	—	(1,853)
Other operating	—	—	—	—	—	—
Segment (loss) income	$1,475	$(2,187)	$(1,934)	$(1,853)	$(1,034)	$(5,533)
General and Administrative and other						(1,478)
Loss before income and mining taxes						$(7,011)

Capital expenditures	$353	10,775	—	—	—	$11,128

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Six months ended June 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$39,236	$20,739	$4,471	$—	$—	$64,446
Production costs applicable to sales	(34,623)	(12,987)	(7,111)	—	$—	(54,721)
Depreciation and depletion	(4,068)	(6,584)	—	—	$—	(10,652)
Gross profit (loss)	545	1,168	(2,640)	—	—	(927)

Advanced projects	32	(1,188)	(1,466)	—	$—	(2,622)
Exploration	(2,455)	(7,716)	(17)	—	$(1,684)	(11,872)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	—	$—	—
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,427)	$—	(2,427)
Other operating	—	—	—	—	—	—
Segment loss	$(1,878)	$(7,736)	$(4,123)	$(2,427)	$(1,684)	$(17,848)
General and Administrative and other						(3,644)
Loss before income and mining taxes						$(21,492)

Capital expenditures	$1,110	$20,342	$—	$—	$—	$21,452

Three months ended June 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$10,770	$4,166	$3,355	$—	$—	$18,291
Production costs applicable to sales	(11,039)	(8,150)	(3,165)	—	—	(22,354)
Depreciation and depletion	(2,565)	(2,184)	(63)	—	—	(4,812)
Gross (loss) profit	(2,834)	(6,168)	127	—	—	(8,875)

Advanced projects	(183)	(1,760)	(944)	—	—	(2,887)
Exploration	(2,031)	(840)	(36)	—	(641)	(3,548)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,045)	—	(1,045)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(6,438)	$(9,346)	$(853)	$(1,045)	$(641)	$(18,323)
General and Administrative and other						(1,521)
Loss before income and mining taxes						$(19,844)

Capital expenditures	$2,799	$211	$—	$—	$—	$3,010

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Six months ended June 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$25,088	$16,905	$7,698	$—	$—	$49,691
Production costs applicable to sales	(28,071)	(15,357)	(7,313)	—	—	(50,741)
Depreciation and depletion	(6,428)	(4,932)	(150)	—	—	(11,510)
Gross (loss) profit	(9,411)	(3,384)	235	—	—	(12,560)

Advanced projects	(548)	(2,826)	(2,063)	—	—	(5,437)
Exploration	(2,840)	(3,245)	(36)	—	(1,217)	(7,338)
Impairment of mineral property interests and plant and equipment (Note 8)	(83,805)	—	—	—	—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(3,721)	—	(3,721)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(97,994)	$(10,033)	$(1,864)	$(3,721)	$(1,217)	$(114,829)
General and Administrative and other						(5,300)
Loss before income and mining taxes						$(120,129)

Capital expenditures	$4,606	$3,940	$—	$—	$—	$8,546

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	2021	2020
USA	$42,435	$46,801	$26,343	$10,770	$39,236	$25,088
Canada	93,039	78,986	12,178	4,166	20,739	16,905
Mexico	20,361	20,021	2,185	3,355	4,471	7,698
Argentina (2)	289,828	299,816	—	—	—	—
Total consolidated	$445,663	$445,624	$40,706	$18,291	$64,446	$49,691
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $98.3 million as of June 30, 2021 (December 31, 2020 – $108.3 million).

NOTE 4 OTHER INCOME

The following is a summary of other income for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
COVID-19 Relief	$1,725	$2,691	$2,836	$2,691
Unrealized and realized (loss) on investments (Note 5)	—	279	—	(619)
Foreign currency (loss) gain	(194)	60	97	1,868
Other income, net	2,264	14	2,274	41
Total other income	$3,795	$3,044	$5,207	$3,981

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the three and six months ended June 30, 2021, the Company recognized $1.7 million and $2.8 million, respectively (three and six months ended June 30, 2020 - $2.7 million and $2.7 million, respectively) of other income through COVID-19 relief programs.

During Q2 2021, the Company recognized $2.3 million in other income from the sale of two projects in Nevada. Refer to Note 5 Investments for further details.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the six months ended June 30, 2021 and 2020:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net gain (loss) on	transfers during	(loss) on	June 30,
	2020	period	securities sold	year	securities held	2021
Marketable equity securities	$—	$1,616	$—	$—	$—	$1,616
Warrants	—	161	—	—	—	161
Investments	$—	$1,777	$—	$—	$—	$1,777

	As at	Additions/	Net	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	(loss) on	June 30,
	2019	period	securities sold	year	securities held	2020
Marketable equity securities	$1,885	$—	$(619)	$(1,266)	$—	$(0)

On June 23, 2021, the Company closed the sale of two projects in Nevada, Limousine Butte and Cedar Wash, with Nevgold Corp. (“Nevgold”, and formerly Silver Mountain Mines Inc.). In addition to $0.5 million cash received as part of the consideration, the Company received 4,963,455 common shares and 2,481,727 warrants of Nevgold. Upon issuance, the common shares received by the Company represented 10% of the issued and outstanding shares of Nevgold. The warrants have an exercise price of $0.60 and are exercisable upon receipt until June 23, 2023. The common shares trade on the TSX Venture Exchange.

During the six months ended June 30, 2020, the Company sold marketable equity securities for proceeds of $1.3 million.

During the three months ended June 30, 2020, the Company sold marketable equity securities for proceeds of $1.2 million.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Government sales tax receivable	1,776	$1,810
Prepaids and other assets	3,726	3,880
Receivables and other current assets	$5,502	$5,690

Government sales tax receivable includes $0.6 million of Mexican value-added tax (“VAT”) at June 30, 2021 (December 31, 2020 – $0.9 million). The Company collected $1.0 million of VAT during the six months ended June 30, 2021 (June 30, 2020 – $0.5 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Material on leach pads	$12,758	$21,003
In-process inventory	6,098	3,922
Stockpiles	2,736	635
Precious metals	1,696	1,344
Materials and supplies	4,858	4,845
Inventories	$28,146	$31,749
Less current portion	25,430	26,964
Long-term portion	$2,716	$4,785

During the first quarter of 2021, the inventory of Gold Bar and El Gallo were written down to their net realizable value by $2.2 million and by $0.8 million at El Gallo during the three months ended June 30, 2021. During the three and six months ended June 30, 2020, the inventory at the Black Fox Mine was written down to its net realizable value by $1.9 million and at Gold Bar during the first quarter of 2020 by $1.2 million. Of these write-downs, a total of $2.9 million (three and six months ended June 30, 2020 – $2.6 million) was included in production costs applicable to sales and $0.1 million was included in depreciation and depletion (three and six months ended June 30, 2020 - $0.5 million) in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the SEC Industry Guide 7. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar, Black Fox and San José properties have proven and probable reserves estimated in accordance with SEC Industry Guide 7.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

The evaluation resulted in an impairment charge of $83.8 million during the six months ended June 30, 2020.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

A summary of the operating results for MSC for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$70,396	$47,081	$123,699	$84,471
Production costs applicable to sales	(40,888)	(30,402)	(77,256)	(58,718)
Depreciation and depletion	(9,779)	(7,650)	(16,732)	(14,977)
Gross profit	19,729	9,029	29,711	10,776
Exploration	(2,941)	(2,175)	(5,177)	(5,041)
Other expenses(1)	(14,684)	(8,925)	(20,220)	(11,142)
Net income (loss) before tax	$2,104	$(2,071)	$4,314	$(5,407)
Current and deferred tax expense	(1,937)	1,884	(3,566)	1,933
Net income (loss)	$167	$(187)	$748	$(3,474)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$81	$(92)	$366	$(1,703)
Amortization of fair value increments	(2,019)	(1,251)	(3,090)	(2,636)
Income tax recovery	85	298	297	618
Loss from investment in MSC, net of amortization	$(1,853)	$(1,045)	$(2,427)	$(3,721)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations, other finance related expenses, and COVID-19 related expenses of $4.4 million and  $11.9 million for the three and six months ended June 30, 2021.

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

Changes in the Company’s investment in MSC for the six months ended June 30, 2021 and year ended December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Investment in MSC, beginning of period	$108,326	$110,183
Attributable net income from MSC	366	2,745
Amortization of fair value increments	(3,090)	(5,390)
Income tax recovery	297	1,128
Dividend distribution received	(7,561)	(340)
Investment in MSC, end of period	$98,338	$108,326

During the three and six months ended June 30, 2021, the Company received $2.6 million and $7.6 million, respectively, in dividends from MSC (three and six months ended June 30, 2020 – $nil and $0.3 million, respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of MSC on a 100% basis as at June 30, 2021, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at June 30, 2021	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$84,938	$437	$85,375
Total assets	$177,194	$101,013	$278,207

Current liabilities	$(44,327)	$—	$(44,327)
Total liabilities	$(74,196)	$(3,331)	$(77,527)

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

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million and which terms differed in material respects from the old loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent.
●	Sprott Private Resource Lending II (Collector), LP replaced certain lenders. An affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal were extended by two years; monthly repayments of principal in the amount of $2.0 million are now due beginning on August 31, 2022 and continuing for 11 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 and until the end of 2021. The working capital requirement increases to $5.0 million at March 31, 2022, $7.0 million at June 30, 2022, and $10 million at September 30, 2022 and each fiscal quarter thereafter.
●	The Company issued 2,091,700 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The remaining principal terms of the original agreement remain unchanged. The Company was in compliance with all covenants as at June 30, 2021.

A reconciliation of the Company’s long-term debt for the six months ended June 30, 2021 and for the year ended December 31, 2020 is as follows:

	Six months ended June 30, 2021	Year ended December 31, 2020
Balance, beginning of period	$48,160	$49,516
Interest expense	2,757	5,394
Interest payments	(2,417)	(4,875)
Bonus Interest - Equity based financing fee	—	(1,875)
Balance, end of period	$48,500	$48,160
Less current portion	—	—
Long-term portion	$48,500	$48,160

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2021 and for the year ended December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Asset retirement obligation liability, beginning balance	$34,000	$32,201
Settlements	(866)	(267)
Accretion of liability	991	1,901
Adjustment reflecting updated estimates	425	(54)
Foreign exchange revaluation	334	219
Asset retirement obligation liability, ending balance	$34,884	$34,000
Less current portion	4,883	3,232
Long-term portion	$30,001	$30,768

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Reclamation adjustment reflecting updated estimates	$—	$—	$425	$203
Reclamation accretion	505	457	991	914
Total	$505	$457	$1,416	1,117

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Amendment to the Articles of Incorporation

On June 30, 2021, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Colorado Secretary of State providing for an increase in its authorized capital to increase the number of shares of common stock that the Company can issue from 500,000,000 to 675,000,000. The Amendment was approved by the Company’s shareholders at the annual meeting held on June 28, 2021.

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

Flow-Through Shares Issuance – Canadian Development Expenses (“CDE”)

On January 29, 2021, the Company issued 12,600,600 flow-through common shares priced at $1.01 per share for gross proceeds of $12.7 million. The purpose of this offering was also to fund the continued development of the Froome deposit. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares was $0.7 million, which were accounted for as a reduction to the common shares. The net proceeds of $12.0 million were allocated between the sale of tax benefits in the amount of $1.2 million and the sale of common shares in the amount of $10.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). As of June 30, 2021, the Company had reached the total $12.7 million CDE spend requirement.

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

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of June 30, 2021, the Company had incurred a total of $7.7 million in eligible CEE ($1.9 million in 2020 and $5.8 million as of Q2 2021). The Company expects to fulfill its CEE commitments by the end of 2022.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

All 21,706,250 and 8,064,516 warrants issued under the November 2019 and March 2019 offerings remain outstanding and unexercised as at June 30, 2021.

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.  On April 16, 2021, the Board approved an amendment to the Plan which increased the number of shares of common stock reserved for issuance by 12.5 million shares to a maximum of 30.0 million shares. This includes shares issued under the Plan before it was amended, with no more than 0.5 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code (the “Code”), which provide potential tax benefits to the recipients compared to non-qualified options. At June 30, 2021, 5,716,150 options were awarded under the Plan (June 30, 2020 – 4,963,516 awards).

No stock options were exercised during the six months ended June 30, 2021. During the same period in 2020, the Company issued 60,000 shares of common stock for proceeds of $0.1 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.06 per share.

Shareholders’ Distributions

Pursuant to the ARCA (Note 11), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020, as they would be anti-dilutive.

For the six months ended June 30, 2021, all of the outstanding options (5,716,150) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share (June 30, 2020 – 4,436,784 outstanding options and 29,770,766 outstanding warrants).

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lexam L.P.	$—	$—	$11	$76
REVlaw	107	50	142	88

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2021	December 31, 2020
Lexam L.P.	$64	$72
REVlaw	379	90

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

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three and six months ended June 30, 2021, the Company paid $0.6 million and $1.2 million (three and six months ended June 30, 2020 – $0.6 million and $1.2 million, respectively) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 11).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the sale to Nevgold (see Note 5) transaction were fair valued using the Black-Scholes valuation model as they are not quoted in an active market. The warrants received have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 and expire June 23, 2023. As of June 30, 2021, no warrants related to the Nevgold transaction have been exercised.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at June 30, 2021 and December 31, 2020, as reported in the Consolidated Balance Sheets:

	Fair value as at June 30, 2021			Fair value as at December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,616	$—	$1,616	$—	$—	$—
Total investments	$1,616	$—	$1,616	$—	$—	$—

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at June 30, 2021 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $48.5 million (December 31, 2020 – $48.2 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

Impairment of Mineral Property

During the six months ended June 30, 2021, there were no indicators of impairment for the Company’s long-lived assets and the Company did not record any impairments. During the six months ended June 30, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar mine totaling $83.8 million using Level 3 inputs.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 11), as at June 30, 2021, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $20.1 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $11.9 million (C$14.7 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 17).

Surety Bonds

As at June 30, 2021, the Company had a surety facility in place to cover all its bonding obligations, which include $20.1 million of bonding in Nevada and $11.9 million (C$14.7 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 11%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2021, the Company recorded $3.6 million in restricted cash as a deposit against the surety facility.

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

JUNE 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2021, the Company recorded revenue of $0.2 million and $0.6 million, respectively, (for the three and six months ended June 30, 2020 – $0.2 million and $0.7 million, respectively) related to the gold stream sales.

Flow-through Eligible Expenses

In January 2021, the Company closed a flow-through share issuance to fund the development at the Froome deposit. As of June 30, 2021, the Company incurred the full required spend of $12.7 million in CDE (during Q2 2021, the Company incurred the remaining $4.8 million in CDE requirement).

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million will be used to incur qualifying CEE in the Timmins region of Ontario by December 31, 2022. As of June 30, 2021, the Company has incurred $7.3 million of the required CEE spend ($1.9 million in 2020).

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$42,232	$20,843
Restricted cash - non-current	3,625	3,595
Total cash, cash equivalents, and restricted cash	$45,857	$24,438

Restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 16).

NOTE 18 SUBSEQUENT EVENTS

McEwen Copper Inc. (“McEwen Copper”)

On July 6, 2021, the Company announced its wholly-owned subsidiary which holds 100% of the Los Azules Copper project will be raising a financing for the continued development of this project, as well as to fund a modest exploration program for its Elder Creek Copper exploration properties in Nevada. McEwen Copper is seeking to raise up to $80 million in a private offering and Rob McEwen has committed the first $40 million dollars of this financing.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2021 and compares it to our financial condition at December 31, 2020. Finally, the discussion analyzes our results of operations for the three and six months ended June 30, 2021 and compares those to the results for the three and six months ended June 30, 2020. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three and six months ended June 30, 2021 and 2020 and to our Balance Sheets as of June 30, 2021 and December 31, 2020 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 38.

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

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2021 and 2020 are abbreviated as Q2/21 and Q2/20, respectively, and the reporting periods for the six months ended June 30, 2021 and 2020 are abbreviated as H1/21 and H1/20, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 68:1 silver to gold ratio for the first quarter of 2021, 68:1 silver to gold ratio for the second quarter of 2021, 94:1 silver to gold

21 ratio for the first quarter of 2020 and 104:1 for the second quarter of 2020.

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

Response to the COVID-19 Pandemic

We are continuing to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly evolve, ensuring the health and safety of the Company’s employees and contractors is one of our top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, holding public gatherings, and certain business operations.

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

In response to the need of protecting our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and have coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19. These measures include:

●	Continuing to reinforce safety measures at all sites and offices, including contact tracing, restricting non-essential travel, and complying with public health orders,
●	Facilitating the access to vaccinations at our sites by coordinating with local health authorities,
●	Performing functions remotely as advised by certain jurisdictions. Our head office in Toronto, Canada was shut down on March 13, 2020. As of June 30, 2021, all corporate employees have continued to perform their functions remotely.

During Q2/21 and H1/21, we qualified for $1.7 million and $2.8 million, respectively, in COVID-19 relief funds through the Canadian government’s Canadian Emergency Wage Subsidy (“CEWS”) and Canadian Emergency Rent Subsidy (“CERS”) programs.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2/21 are included below and discussed further under Consolidated Financial Performance:

Operational Highlights & Impacts

●	Our operations delivered strong production results in line with our expectations and we expect to meet our 2021 production guidance.

●	Operating costs at our 100% owned operations are trending down; AISC per ounce ($/Au Eq. oz sold)(1) from $1,777/oz in Q1/21 to $1,447/oz in Q2/21.

●	A total of 40,700 gold equivalent ounces were produced in the Q2/21, including 18,200 attributable gold equivalent ounces from the San José mine(2).

●	Mining at Black Fox has transitioned to the Froome mine deposit, with commercial production expected in Q4/21.
●	Subsequent to quarter end, we announced a non-brokered private placement financing of our wholly owned subsidiary which owns the large copper asset Los Azules in the province of San Juan, Argentina.

Cash Flow and Results of Operations

●	Cash, cash equivalents and restricted cash of $45.9 million were reported as at June 30, 2021.
●	Revenues of $40.7 million were reported from the sale of 22,500 gold equivalent ounces from our 100% owned operations at an average realized price(2) of $1,830 per gold equivalent ounce.
●	We reported a cash gross profit(2) of $9.6 million in Q2/21, with a gross profit of $4.1 million. We reported a net loss of $6.0 million, which included $7.7 million invested on exploration and advanced projects.
●	We received dividends of $2.6 million from Minera Santa Cruz S.A (“MSC”) in Q2/21 related to our 49% interest in the San José mine in Argentina.

Exploration and Reserves

●	We spent $7.7 million on exploration and advanced projects in Q2/21, with the primary focus on the Fox Complex expansion.

●	A Preliminary Economic Assessment (PEA) to expand the production from the Fox Complex is expected to be released in H2/21 following additional drilling at the Stock and Grey Fox properties.

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 38.
(2)	At our 49% attributable interest.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$40,706	$18,291	$64,446	$49,691
Production costs applicable to sales	$(31,132)	$(22,354)	$(54,721)	$(50,741)
Loss before income and mining taxes	$(7,011)	$(19,844)	$(21,492)	$(120,129)
Net loss(2)	$(5,989)	$(19,814)	$(18,455)	$(119,005)
Net loss per share(2)	$(0.01)	$(0.05)	$(0.04)	$(0.30)
Cash provided by (used in) operating activities	$7,563	$(8,191)	$(2,580)	$(20,099)
Cash additions to mineral property interests and plant and equipment	$10,287	$3,000	$20,372	$8,503
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the six months ended June 30, 2020 include an impairment charge of $83.8 million, or $0.21 per share.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	40.7	19.2	71.3	54.2
100% owned operations	22.5	10.2	36.4	30.4
San José mine (49% attributable)	18.2	9.0	34.9	23.8
Sold - gold equivalent ounces(1)	40.6	22.4	70.8	54.9
100% owned operations	22.5	10.8	36.3	31.1
San José mine (49% attributable)	18.1	11.6	34.5	23.8
Average realized price ($/Au Eq. oz)(2)(3)	$1,830	$1,733	$1,808	$1,641
P.M. Fix Gold ($/oz)(4)	$1,817	$1,711	$1,805	$1,645
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,286	$2,170	$1,407	$1,641
San José mine (49% attributable)	$1,105	$1,280	$1,097	$1,207
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,447	$2,719	$1,565	$2,086
San José mine (49% attributable)	$1,500	$1,476	$1,418	$1,535
Cash gross profit (loss)(2)	$9,574	$(4,063)	$9,725	(1,050)
Silver : Gold ratio(1)	68 : 1	104:1	68 : 1	100:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 68:1 for Q2/21 and 104:1 for Q2/20. See page 22.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 38.
(3)	On sales from 100% owned operations only, excluding sales from our stream.
(4)	Average for the Q2/21 period.

CONSOLIDATED PERFORMANCE

In Q2/21, we reported a net loss of $6.0 million (or $0.01 per share) compared to a loss of $19.8 million (or $0.05 per share) in the quarter ended June 30, 2020. The improvement in Q2/21 is primarily driven by a $13.5 million increase in gross profit due to increased production and sales and a higher average realized gold price.

Cash gross profit (a non-GAAP measure) of $9.6 million for Q2/21 increased by $13.6 million from the $4.1 million Q2/20 cash gross loss. The change is attributed to increased production and sales in Q2/21, higher average realized gold prices and decreased per ounce cash costs as operations at Gold Bar significantly improved and as the Fox Complex ramped up activities at the Froome mine. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, the nearest GAAP measure.

Production from our 100% owned mines of 22,500 gold equivalent ounces (GEOs) in Q2/21 increased by 12,300 GEOs compared to Q2/20. The increases relative to the prior period at the Fox Complex (4,900 more GEOs) and Gold Bar (8,000 more GEOs) operations were in line with our expectations given the transition to Froome production at the Fox Complex and the improvement of operations as a result of increased efficiencies at the Gold Bar mine. The decrease in production at the El Gallo project (600 fewer GEOs relative to Q2/20) is in line with our expectation as residual heap leach operations wind down.

Our share of the San José mine production was 18,200 GEOs in Q2/21 which was 102% higher than the 9,000 GEOs produced in Q2/20.

CONSOLIDATED FINANCIAL REVIEW

Revenue from gold and silver sales in Q2/21 of $40.7 million increased by 123% or $22.4 million compared to Q2/20. The increase reflects 11,700 more GEOs sold from our 100% owned operations. The increase in revenues was also positively impacted by a higher average realized gold price in the quarter compared to Q2/20 ($1,830/oz in Q2/21; $1,733/oz in Q2/20).

The increase in sales in Q2/21 relative Q2/20 includes 8,200 and 4,300 more GEOs sold from Gold Bar and the Fox Complex, respectively.

Revenue from gold and silver sales in H1/21 of $64.4 million increased by 30% compared to revenues of $49.7 million in H1/20. The increase reflects the sale of 5,200 more gold equivalent ounces from our 100% owned mines. The increase in revenues was also positively impacted by a higher average realized gold price in the H1/21 compared to H1/20 ($1,808/oz in H1/21; $1,641/oz in H1/20).

The increase in sales in H1/21 relative to H1/20 includes 6,400 and 1,000 more GEOs from the Gold Bar and Fox Complex operations, respectively, and 2,100 fewer GEOs from El Gallo as operations continue to wind down.

Production Costs applicable to sales in Q2/21 increased by 39% to $31.1 million compared to Q2/20. The increase is driven by an increase in sales production in the quarter partially offset by a decrease in the consolidated cash cost per ounce sold. Refer to the “Results of Operations” sections for further details.

Production Costs applicable to sales in H1/21 increased by 8% to $54.7 million compared to H1/20. Despite the increase in sales volume relative to H1/20, consolidated cost per ounce decreased as a result of improved grades at the Fox Complex and increased efficiencies at Gold Bar.

Advanced projects costs for Q2/21 and H1/21 of $0.8 million and $2.6 million, respectively, decreased from the $2.9 million and $5.4 million, respectively, spent in Q2/20 and H1/20. Costs during Q2/21 included continued spending for the Fox Complex expansion PEA, and the Fenix project in Mexico. Expenditures during H2/20 also included costs related to Froome developments.

Exploration costs of $6.9 million and $11.9 million for Q2/21 and H1/21, respectively, increased by $3.4 million and $4.5 million, compared to the same periods in 2020. Exploration activities ramped up in 2021 following the funding received from our 2020 flow-through share programs. The funds are being used to expand high potential target areas and are incurring eligible Canadian exploration expenditures (“CEE”) in the Timmins region of Ontario. Refer to Note 12 to the Consolidated Financial Statements, Shareholders’ Equity.

Loss from investment in MSC of $1.9 million and $2.4 million in Q2/21 and H1/21, respectively, increased by $0.8 million and decreased by $1.3 million relative to Q2/20 and H1/20, respectively. The Q2/21 change is largely driven by higher than expected costs related to COVID-19, in Q1/21. The change from H1/20 to H1/21 is driven by an increase in attributable net income partially offset by an increase in the fair value amortization.

Revision of estimates and accretion of asset retirement obligations of $0.5 million in Q2/21 remained consistent relative to Q2/20. The H1/21 balance of $1.4 million increased by $0.3 million from H1/20 due reclamation adjustments reflecting estimate updates.

Interest and other finance expenses, net of $1.9 million in Q1/21 remained consistent relative to Q1/20. The H1/21 balance decreased by $1.2 million, driven by the amortization of the flow-through premium as eligible CDE and CEE expenditures were incurred.

Other income of $3.8 million and $5.2 million in Q2/21 and H1/21, increased by $0.8 million and $1.3 million compared to the same periods of 2020. The Q2/21 and H1/21 balances relate to proceeds from COVID-19 relief programs in Canada and income from the sale of certain property. Please see Note 5 to the Consolidated Financial Statements, Investments.  The Q2/20 and H1/20 balances relate largely to the proceeds received from both the Canadian and U.S. governments for COVID-19 support.

Income and mining tax recovery of $1.0 million and $3.0 million, respectively, for Q2/21 and H1/21, increased compared to $0.1 million and $1.1 million in the same periods of 2020. The increase in the recovery in the 2021 periods is primarily due to the flow-through share premium amortization partially offset by lower recoveries from the weakening Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to the Company’s deferred tax liabilities denominated in the respective foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as at June 30, 2021 of $42.2 million, increased from $20.8 million as at December 31, 2020. The increase in cash and cash equivalents as at June 30, 2021 was primarily due to cash provided from financing activities of $41.8 million, $7.5 million in dividends received from MSC, offset by $8.1 million in cash used in operations, and $20.4 million invested in mineral property, plant and equipment.

Cash from financing activities included gross proceeds of $12.7 million (net proceeds of $12.0 million) from the issuance of Canadian development expenditures (“CDE”) flow-through shares on January 29, 2021 and gross proceeds of $31.5 million (net proceeds of $29.9 million) from a registered direct equity offering on February 9, 2021. We are required to spend the flow-through share proceeds on CDE  flow-through eligible as defined by subsection 66.2(5) of the Income Tax Act (Canada). As of June 30, 2021, we have met the CDE spend requirement. For more details on our flow-through share financing refer to Note 12 to the Consolidated Financial Statements, Shareholders’ Equity.

Working capital as at June 30, 2021 of $30.0 million increased by $22.0 million from December 31, 2020. The change is largely attributed to the increase in cash and cash equivalents driven by the financing activities discussed above.

Cash used in operations in H1/21 of $8.1 million decreased from the $20.1 million used in operations in H1/20. The $12.0 million variance is primarily driven by the $16.1 million reduction in net loss versus the same period last year (H1/20 loss; net of Q1/20 impairment charge).

Cash used in investing activities of $12.3 million in H1/21 increased relative to the $7.9 million used in H1/20. The change is largely attributed to the increased capital development costs incurred at the Froome mine deposit at the Fox Complex,  as we transition to production in 2021, partially offset by a $7.6 million dividend received from MSC in the H1/21 period.

During H1/21, we spent $20.4 million on mineral property and plant and equipment (an increase of $11.9 million relative to the H1/20 period). The additions were primarily related to capital development costs at the Froome project as we are on schedule to transition to commercial production in Q4/21.

Financing activities provided $41.8 million in cash in H1/21, primarily from $12.0 million provided from the net proceeds from the “CDE” flow-through share raise completed in January 2021 and $29.8 million provided from the February 2021 registered direct common stock offering.

We believe we have sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and other exploration properties in Nevada, U.S.A.

Gold Bar Mine

The following table sets out certain operating results for the Gold Bar mine for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	646	65	1,110	492
Average grade (gpt Au)	0.73	0.82	0.74	0.69
Processed mineralized material (t)	727	108	1,129	583
Average grade (gpt Au)	0.76	0.77	0.76	0.66
Gold equivalent ounces:
Produced	14.1	6.1	21.5	15.2
Sold	14.4	6.2	21.7	15.3
Revenue from gold and silver sales	$26,343	$10,770	$39,236	$25,088
Cash costs(1)	$21,067	$11,039	$34,623	$28,071
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,463	$1,772	$1,598	$1,840
All‑in sustaining costs(1)	$23,314	$15,336	$37,374	$34,985
AISC per ounce ($/Au Eq. oz sold)(1)	$1,619	$2,462	$1,725	$2,293
Silver : gold ratio	68 : 1	104 : 1	68 : 1	100 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

2021 compared to 2020

Gold Bar produced 14,064 and 21,479 gold equivalent ounces in Q2/21 and H1/21, respectively. This reflects a 132% and 41% increase from the 6,061 and 15,194 gold equivalent ounces produced in Q2/20 and H1/20, respectively. In H1/21, we improved contractor mining efficiencies, processing optimizations, and ore control. In Q2/20 and H1/20, production results were negatively impacted by COVID-19 related operation suspensions.

Revenue from gold and silver sales of $26.3 million increased in Q2/21 by $15.6 million compared to Q2/20, reflecting a 131% increase in gold equivalent ounces produced and sold. Revenue from gold and silver sales were $39.2 million in H1/21 compared to $25.1 million in H1/20, due to the operation suspensions discussed above.

Production costs applicable to sales of $21.1 million in Q2/21 increased by $10.1 million from $11.0 million in Q2/20. The increase is primarily attributed to the increase in gold equivalent ounces produced and sold. Production costs applicable to sales were $34.6 million in H1/21, compared to $28.1 million in H1/20, reflecting 63% more gold equivalent ounces sold in H1/20 and higher drawdown of gold ounces from our inventories.

Cash cost and AISC per gold equivalent ounce were $1,463 and $1,619 in Q2/21 respectively; and $1,772 and $2,462 in Q2/20, respectively.  Cash costs and AISC per GEO decreased by 18% and 35% relative to the 2020 periods. The cost decrease is driven by the increase in production and by the significant operational improvements we have been continuing to work through the past year. We expect to see this trend continue into H2/2021.

Cash cost and AISC per gold equivalent ounce were $1,598 and $1,725 in H1/21 and $1,840 and $2,293 in H1/20. The decrease in cash cost per GEO is driven by the improvement operations discussed above.

Exploration Activities – Nevada

In Q2/21 and H1/21, we incurred $1.3 million and $1.7 million, respectively, ($1.6 million and $2.0 million in Q2/20 and H1/20, respectively) in exploration expenditures in the Gold Bar mine area.  Drilling activities during 2021 were focused primarily on the Ridge deposit located west of the active Pick mine. Exploration efforts focused on de-risking known mineralization and on potential deposit expansion.

Additional exploration activities at the Atlas Pit (formerly Old Gold Bar) are targeting potential unmined mineralization and extending known mineralized structures. Geologic mapping and modelling identified several drill targets for a Phase I program. Activities at the Tonkin property include evaluating regional geology and mineralization controls, outcropping oxide mineralization and collecting samples for metallurgical test work.

Ongoing exploration activities at the Tonkin, East Pick, Cabin, Pot Canyon, and Gold Canyon targets are planned to continue through H2/21.

Exploration at Gold Bar South has successfully advanced the project and is expected to contribute to Gold Bar mine’s future production.

Canada Segment

The Canada segment is comprised of the Fox Complex gold assets, which includes the Black Fox underground mine, the Froome underground mine, the Grey Fox and Stock advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine and Froome mine

Black Fox mine production continues to wind down as production shifts to the Froome mine. Commercial production at the Froome mine is expected to be reached in Q4/21. More underground exploration drilling on the East and West Flanks is planned with the objective of extending the Froome deposit near existing and planned infrastructure. The deposit remains open at depth.  Potential exists for echelon mineralization in the hanging-wall and footwall.

In Q2/21, work progressed on efforts to expand the Fox Complex with a PEA examining the potential for increasing gold production and mine life. The PEA will analyze mining from several potential deposits that could be economically processed at the Stock Mill. The results of the PEA are expected to be released in H2/21.

The following table summarizes the operating results for the Black Fox mine for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	57	32	104	72
Average grade (gpt Au)	3.06	2.25	3.14	3.55
Processed mineralized material (t)	71	41	118	97
Average grade (gpt Au)	3.27	2.15	3.26	2.95
Gold equivalent ounces:
Produced	7.1	2.2	12.3	10.5
Sold	6.9	2.6	12.2	11.2
Revenue from gold and silver sales	$12,178	$4,166	$20,739	$16,905
Cash costs(1)	$6,331	$8,150	$12,987	$15,357
Cash cost per ounce ($/Au Eq. oz sold)(1)	$917	$3,121	$1,066	$1,369
All‑in sustaining costs(1)	$7,514	$8,700	$15,614	$20,219
AISC per ounce ($/Au Eq. oz sold)(1)	$1,088	$3,332	$1,282	$1,803
Silver : gold ratio	68 : 1	104 : 1	68 : 1	100 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

2021 compared to 2020

Production in Q2/21 and H1/21 was 7,073 and 12,300 GEOs, respectively, compared to 2,202 GEOs in Q2/20 and 10,530 GEOs in H1/20. The Froome mine contributed 6,573 GEOs in H1/21 and we expect this to increase throughout H2/21 as we reach commercial production capacity anticipated in Q4/21.  In Q2/20 and H1/20, production results were negatively impacted by COVID-19 related operation suspensions.

Revenue from gold sales increased in Q2/21 and H1/21 by $8.0 million and $3.8 million, respectively, compared to Q2/20 and H1/20. The increase reflects more GEOs produced and sold and higher average realized gold price in 2021 versus 2020.

Production costs applicable to sales of $6.3 million decreased from $8.2 million, or by 22% in Q2/21, compared to Q2/20. The decrease in cash cost per GEO in Q2/21 was driven by improved average milled grades and increased mill throughput resulting in more production in Q2/21 as compared to Q2/20.

Production costs applicable to sales decreased by $2.4 million, or by 15% in H1/21 compared to H1/20. The decrease in costs is primarily driven by improved average grades as we ramped up production at the Froome mine (only Black Fox was mined in the same period last year), as well as improved contractor cost efficiencies.

All-in sustaining costs decreased in Q2/21 and H1/21 by $1.2 million and $4.6 million, respectively, compared to the same periods in 2020. The decrease in AISC per GEO in the 2021 periods was largely driven by lower cash costs due our improved average grades, mining contractor efficiencies and increased GEOs sold. In addition, there were sustaining capital development costs related to the Black Fox mine in Q2/20 and H1/20, whereas minimal costs were incurred in Q2/21 and H1/21. AISC results were also negatively impacted by COVID-19 related suspensions in 2020.

Froome Mine

The Froome deposit, which is part of the overall Fox Complex, is accessed from two declines at the bottom of the Black Fox pit and situated approximately one-half mile west of the Black Fox mine. As with the ore from the Black Fox mine, Froome ore is hauled approximately 20 miles to the Stock Mine mill for processing.

Underground development successfully reached the Froome ore in Q2/21. Plans remain on schedule to reach commercial production in Q4/21. To date, ore extracted from the Froome mine produced grades that are consistent with the resource model and mine plan. The low-cost and bulk mining method is expected to bridge production while the Grey Fox and Stock projects are advanced towards production. Exploration will continue at Black Fox through 2021.

We are targeting higher production and lower cost profiles at the Fox Complex. We intend to  leverage the potential for operational synergies through shared resources and infrastructure, a longer life of mine and expanded production scale for the combined projects.

Exploration Activities

We remain focused on our principal exploration goal of cost-effectively discovering and extending gold deposits adjacent to our existing operations to contribute to near-term gold production. We incurred $3.5 million and $6.3 million in Q2/21 and H1/21, respectively, for exploration initiatives, compared to $0.8 million and $3.2 million of exploration expenditures in Q2/20 and H1/20.

Exploration activities ramped up following the proceeds received from the flow-through share programs in 2020. Exploration efforts were focused around the Stock West and Stock Main (historical mine) targets.

Black Fox mine

In Q2/21, underground drilling at the Black Fox Mine continued to return encouraging high-grade intercepts at 160 West and 130 East targets areas proximal to the main ramp. Underground diamond drilling is being completed to identify additional mineralization adjacent to the Black Fox orebody where mineralization remains unconstrained in multiple directions.

Grey Fox project

Activities at the Grey Fox project included drilling shallow targets which focused on the re-interpretation of local veining trends at the Whiskey Jack and Gibson targets. We expect the resource model to be updated in H2/21 in line with our PEA study.

Stock Property

The Stock exploration area sits adjacent to our Stock mill, which currently processes ore from our Black Fox and Froome mines. This facility processed ore from the historical underground Stock mine, which operated intermittently from the early 1980s until 2004, producing a total of 137,000 ounces of gold.

The Stock West mineralized zone was discovered in mid-2019; in 2020 exploration activities were focused on follow-up drilling. Initial results suggest the potential to define a significant new zone of mineralization 1/2 mile (800m) from our Stock processing facility.  In Q2/21, four drill rigs were secured at Stock in an effort to infill and expand the known dimensions of the gold mineralization. A total of 65,626 feet (or 20,008 meters) of surface exploration drilling was completed in Q2/21 at Stock West and Stock Main with the primary focus at the Stock West mineralized zone. Two drill rigs also completed 6,106 feet or (1,861) meters to test the depth extension of shoots below the historical underground Stock mine.

Fox Complex Expansion – Economic Study

We have engaged an independent engineering group to complete a Preliminary Economic Assessment (PEA) on the Grey Fox - Black Fox, Froome, Stock and Timmins resources using our existing centralized milling capacity at Stock. The objective of the PEA is to determine a potential low cost, near term business case to increase production and life of mine for the Fox Complex. The PEA activities in H1/21 included ongoing drilling, preliminary modelling of mineralization, baseline work to support permitting, environmental, mine planning and tradeoff studies, metallurgical assessment reviews and process flowsheet assessments, and preliminary cash-flow analyses. The PEA will include resource estimates and an underground design which are expected to be completed in H2/21.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa, Mexico.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	1.2	1.9	2.5	4.6
Sold	1.1	1.9	2.4	4.6
Silver ounces:
Produced	4.7	0.5	4.9	1.2
Sold	4.5	1.9	4.5	1.9
Gold equivalent ounces:
Produced	1.3	1.9	2.5	4.6
Sold	1.2	1.9	2.5	4.6
Revenue from gold and silver sales	$2,185	$3,355	$4,471	$7,698
Silver : gold ratio	68 : 1	104 : 1	68 : 1	100 : 1

Cash costs and All-in-sustaining costs and Cash cost and AISC per gold equivalent ounce

As the El Gallo Project’s gold production and sales are the result of residual leaching activities, we have ceased relying on and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the operation. Incremental residual leaching costs included production costs less inventory movements.

Incremental residual leaching costs for the Q2/21 period were $2.7 million, or $2,395 per gold equivalent ounce resulting in a $0.8 million write-down of the heap leach and in-circuit inventory balances. The residual leaching activities at El Gallo are expected to wind down in early 2022.

2021 compared to 2020

Production and revenue, as expected, decreased in Q2/21 and H1/21, compared to Q2/20 and H1/20, as we begin to wind down our operation as a residual heap leach production.

The decrease in revenue, due to a decrease in production, was partially offset by a higher average realized gold price during Q2/21 and H1/21, compared to the same periods of 2020.

Advanced-Stage Properties – Fenix Project

In December 2020, we announced the positive results of a feasibility study for the development of our 100%-owned Fenix Project, which includes the El Gallo Gold and El Gallo Silver deposits.

The study envisions a 9.5-year mine life with an after-tax IRR of 28% using $1,500/oz gold and $17/oz silver, with an estimated initial capital expenditure of $42 million for Phase 1 and $24 million for Phase 2. The project implementation is envisioned in two distinct phases: Phase 1 (years 1 to 6) - gold production from heap leach reprocessing, and Phase 2 (years 7 to 10) - silver production from open-pit mining.

The Fenix Project feasibility study was published on February 16, 2021. The feasibility study is available for review on our website and SEDAR (www.sedar.com).

The key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

The Company incurred $0.8 million and $2.1 million in Q2/21 and H1/21, respectively, ($0.5 million and $1.2 million in Q2/20 and H1/20 respectively) on activities required to advance the Fenix Project and is currently evaluating multiple strategic alternatives, including the potential divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three and six months ended June 30, 2021 and 2020 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	142	73	238	179
Average grade mined (gpt)
Gold	4.8	5.3	5.2	6.6
Silver	321	370.1	338	449
Processed mineralized material (t)	145	77.5	246	162
Average grade processed (gpt)
Gold	4.7	5.0	5.4	6.4
Silver	304	329	321	401
Average recovery (%):
Gold	87.3	89.8	89.0	89.2
Silver	87.4	89.2	88.4	88.8
Gold ounces:
Produced	19.1	11.3	38.4	29.6
Sold	18.8	15.1	37.5	29.7
Silver ounces:
Produced	1,239	732	2,244	1,858
Sold	1,239	904	2,236	1,868
Gold equivalent ounces:
Produced	37.2	18.3	71.3	48.6
Sold	37.0	23.8	70.4	48.6
Revenue from gold and silver sales	$70,396	$47,081	$123,699	$84,471
Average realized price:
Gold ($/Au oz)	$1,903	$1,893	$1,757	$1,796
Silver ($/Ag oz)	$27.99	$20.55	$25.83	$16.67
Cash costs(1)	$40,888	$30,402	$77,256	$58,718
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,105	$1,280	$1,097	$1,207
All‑in sustaining costs(1)	$55,481	$35,047	$99,872	$74,657
AISC per ounce ($/Au Eq. oz sold)(1)	$1,500	$1,476	$1,418	$1,535
Silver : gold ratio	68 : 1	104 : 1	68 : 1	98 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

2021 compared to 2020

Gold and silver production both increased by 69% in Q2/21 compared to Q2/20. The increase is attributed to an increase in processed mineralized material slightly offset by lower processed grades. The increase in processed material, in turn, primarily results from reduced interruptions from government-mandated suspensions from COVID-19.

Gold and silver production increased by 30% and 21%, respectively, in H1/21 compared to H1/20. The increase is attributed to an increase in processed mineralized material slightly offset by lower processed grades.

Revenue from gold and silver sales increased by 50% and 46% in Q2/21 and H1/21 respectively, compared to Q2/20 and H1/20, reflecting an increase in gold equivalent ounces sold. Significant increases in average realized silver prices contributed to the increase in revenues in the 2021 periods.  Revenues on concentrate sales include adjustments from prior sales’ provisional invoice amounts.

Cash costs in Q2/21 and H1/21 increased by $10.5 million, or 34%, and $18.5 million, or 32%, respectively, compared to Q2/20 and H1/20. The change is attributed to increased tons of mineralized material processed and increased gold equivalent ounces produced and sold in the 2021 period. Notwithstanding the aggregate increase, cash costs per ounce decreased slightly due to the diminished impact of COVID-19 interruptions in 2021.

All-in sustaining cost per gold equivalent ounce sold in Q2/21 and H1/21 remained consistent relative to the Q2/20 and H1/20 periods.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC was a loss of $1.9 million and $2.4 million in Q2/21 and H1/21, respectively, compared to a loss of $1.0 million and $3.7 million in Q2/20 and H1/20. The change between Q2/21 and Q2/20 is largely driven by an $0.8 million increase in the fair value amortization. The H1/21 change relative to the H1/20 period is largely driven by the increase in gross profit (due to higher realized metal prices and increased GEOs sold) offset by an increase in other expenditures from financing activities.

We are currently evaluating strategic alternatives for our investment in MSC.

MSC Dividend Distribution (49%)

We received $2.6 million and $7.6 million in dividends from MSC in Q2/21 and H1/21, compared to $0.3 million in dividends received during the same periods in 2020.

Los Azules Segment, Argentina

The Los Azules project is a copper exploration project located in San Juan, Argentina.

On July 6, 2021, the Company announced its wholly-owned subsidiary which holds 100% of the Los Azules Copper project will be raising a financing for the continued development of this project, as well as to fund a modest exploration program for its Elder Creek Copper exploration properties in Nevada. McEwen Copper is seeking to raise up to $80 million in a private offering and Rob McEwen has committed the first $40 million dollars of this financing. A PEA was completed on Los Azules in 2017. Please refer to our website at www.mcewenmining.com for further details.

In H1/21, preliminary engineering work to advance the proposed low altitude all-year access route was completed. Most of the surveying and staking of the mining rights was completed to prepare for consolidation of all the mining rights into a single mining group. Site surveying and staking at the Escorpio IV and Mercedes areas were completed in January 2021.

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

Cash Gross Profit or Loss

Cash gross profit or loss is a non-GAAP financial measure and does not have any standardized meaning under GAAP. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss. Cash gross profit is calculated by adding back the depreciation and depletion expense to gross profit or loss.

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended June 30, 2021				Six months ended June 30, 2021
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$2,950	$2,658	$(1,549)	$4,059	$545	$1,168	$(2,640)	$(927)
Add: Depreciation and depletion	2,326	3,189	—	5,515	4,068	6,584	—	10,652
Cash gross profit (loss)	$5,276	$5,847	$(1,549)	$9,574	$4,613	$7,752	$(2,640)	$9,725

	Three months ended June 30, 2020				Six months ended June 30, 2020
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$(2,834)	$(6,168)	$127	$(8,875)	$(9,411)	$(3,384)	$235	$(12,560)
Add: Depreciation and depletion	2,565	2,184	63	4,812	6,428	4,932	150	11,510
Cash gross (loss) profit	$(269)	$(3,984)	$190	$(4,063)	$(2,983)	$1,548	$385	$(1,050)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$19,728	$9,029	$29,711	$10,776
Add: Depreciation and depletion	9,779	7,650	16,732	14,977
Cash gross profit	$29,507	$16,679	$46,443	$25,753

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Incremental residual leaching costs for the three and six months ended June 30, 2021 were $2.7 million or $2,395 per gold equivalent ounce sold and $5.3 million or $2,204 per gold equivalent ounce sold, respectively, compared to $2.4 million or $1,262 and $5.2 million or $1,124 per gold equivalent ounce sold in the same periods of 2020.

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$21,067	$6,331	$27,398	$34,623	$12,987	$47,610
Mine site reclamation, accretion and amortization	159	116	276	316	654	970
In‑mine exploration	775	667	1,441	960	1,243	2,203
Capitalized underground mine development (sustaining)	—	—	—	—	231	231
Capital expenditures on plant and equipment (sustaining)	421	270	692	543	243	785
Sustaining leases	892	129	1,021	892	256	1,148
All‑in sustaining costs	$23,314	$7,514	$30,828	$37,333	$15,614	$52,947
Ounces sold, including stream (Au Eq. oz)(1)	14.4	6.9	21.3	21.7	12.2	33.8
Cash cost per ounce ($/Au Eq. oz sold)	$1,463	$917	$1,286	$1,598	$1,066	$1,407
AISC per ounce ($/Au Eq. oz sold)	$1,619	$1,088	$1,447	$1,723	$1,282	$1,564
(1)	Total gold equivalent ounces sold for Q2/21 and H1/21 was 22,500 and 36,400 respectively, and includes gold equivalent ounces sold from the operating mines of 21,300 and 33,800, as disclosed above, and 1,200 and 2,500 gold equivalent ounces sold from the El Gallo Project for Q2/21 and H1/21, respectively.

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$11,039	$8,150	$19,189	$28,071	$15,357	$43,428
Mine site reclamation, accretion and amortization	156	99	255	507	194	701
In‑mine exploration	841	191	1,032	841	617	1,458
Capitalized underground mine development (sustaining)	—	—	—	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	2,798	211	3,009	4,588	261	4,849
Sustaining leases	502	49	551	978	144	1,122
All‑in sustaining costs	$15,336	$8,700	$24,036	$34,985	$20,219	$55,204
Ounces sold, including stream (Au Eq. oz)(1)	6.2	2.6	8.8	15.3	11.2	26.5
Cash cost per ounce ($/Au Eq. oz sold)	$1,772	$3,121	$2,170	$1,840	$1,369	$1,641
AISC per ounce ($/Au Eq. oz sold)	$2,462	$3,332	$2,719	$2,293	$1,803	$2,086
(1)	Total gold equivalent ounces sold for Q2/20 and H1/20 was 10,800 and 31,000, respectively, and includes gold equivalent ounces sold from the operating mines of 8,800 and 26,500 as disclosed above, and 1,900 and 4,600 gold equivalent ounces sold from the El Gallo Project for Q2/20 and H1/20.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$40,888	$30,402	$77,256	$58,718
Mine site reclamation, accretion and amortization	117	111	216	246
Site exploration expenses	2,411	917	5,251	3,783
Capitalized underground mine development (sustaining)	6,642	2,674	11,314	9,119
Less: Depreciation	(430)	(344)	(826)	(687)
Capital expenditures (sustaining)	5,853	1,287	6,661	3,478
All‑in sustaining costs	$55,481	$35,047	$99,872	$74,657
Ounces sold (Au Eq. oz)	37.0	23.8	70.4	48.6
Cash cost per ounce ($/Au Eq. oz sold)	$1,105	$1,280	$1,097	$1,207
AISC per ounce ($/Au Eq. oz sold)	$1,500	$1,476	$1,418	$1,535

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$40,706	$18,291	$64,446	$49,691
Less: revenue from gold sales, stream	214	179	569	681
Revenue from gold and silver sales, excluding stream	$40,492	$18,112	$63,877	$49,010
Gold equivalent ounces sold	22.5	10.8	36.3	31.1
Less: gold ounces sold, stream	0.4	0.3	1.0	1.2
Gold equivalent ounces sold, excluding stream	22.1	10.5	35.3	29.9
Average realized price per Au Eq. oz sold, excluding stream	$1,830	$1,733	$1,808	$1,641

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$35,728	$28,499	$65,947	$53,337
Silver sales	34,668	18,582	57,752	31,134
Gold and silver sales	$70,396	$47,081	$123,699	$84,471
Gold ounces sold	18.8	15.1	37.5	29.7
Silver ounces sold	1,239	904	2,236	1,868
Gold equivalent ounces sold	37.0	23.8	70.4	48.6
Average realized price per gold ounce sold	$1,903	$1,893	$1,757	$1,796
Average realized price per silver ounce sold	$27.99	$20.55	$25.83	$16.67
Average realized price per gold equivalent ounce sold	$1,903	$1,982	$1,757	$1,737

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash, investments, and receivables plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at June 30, 2021 and 2020:

	June 30,
	2021	2020

	(in thousands)
Cash and cash equivalents	$42,232	$18,410
Restricted cash	3,625	—
Investments	1,777	—
Trade receivables	-	882
Receivables from marketable securities sales	-	960
Precious Metals valued at market value (1)(2)	1,306	592
Total liquid assets	$48,940	$20,844
(1)	As at June 30, 2021 and 2020 we held 761 and 335 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,763 and $1,768 per ounce, respectively.
(2)	Precious metals valued at cost, inclusive of ounces to be delivered under the streaming agreement, equals $1,696.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the six months ended June 30, 2021, the Argentine peso devalued 12% compared to a devaluation of 15% in the same period of 2020.

During the six months ended June 30, 2021, the Mexican peso devalued by 0.1% compared to a devaluation of 18% against the U.S Dollar in the same period in 2020.

The Canadian dollar experienced a 3% appreciation against the U.S. dollar for the six months ended June 30, 2021, compared to a 5% depreciation in the comparable period of 2020.

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

Based on our Canadian cash balance of $1.7 million (C$2.0 million) at June 30, 2021, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2021, our VAT receivable balance was Mexican peso 12,732,326, equivalent to approximately $0.6 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $64.4 million for the six months ended June 30, 2021, a 10% change in the price of gold and silver would have had an impact of approximately $6.4 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At June 30, 2021, we had no gold or silver sales subject to final pricing.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of June 30, 2021, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.6 million as at June 30, 2021.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2021, we have surety bonds of $32.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2021, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1.3

Second Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on June 30, 2021 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on June 30, 2021, Exhibit 3.1, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
10.1*

Amendment to the Company’s Amended and Restated Equity Incentive Plan effective April 16, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 10.1, File No. 001-33190).

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2021 and 2020, (ii) the Unaudited Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBLR and contained in Exhibit 101.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 4, 2021	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Anna Ladd-Kruger
Date: August 4, 2021	By: Anna Ladd-Kruger,
Chief Financial Officer