Form 10-Q
period 2021-09-30
McEwen Mining Inc.
filed 2021-11-03
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 459,187,391 shares outstanding as of November 3, 2021.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue from gold and silver sales	$37,129	$27,395	$101,575	$77,086
Production costs applicable to sales	(30,760)	(23,526)	(85,481)	(74,267)
Depreciation and depletion	(6,025)	(4,570)	(16,677)	(16,080)
Gross profit (loss)	344	(701)	(583)	(13,261)

OTHER OPERATING EXPENSES:
Advanced projects	(4,013)	(4,027)	(6,635)	(9,464)
Exploration	(6,245)	(4,423)	(18,117)	(11,761)
General and administrative	(3,467)	(2,532)	(8,384)	(6,836)
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	(2,650)	2,582	(5,077)	(1,139)
Depreciation	(94)	(88)	(244)	(317)
Revision of estimates and accretion of asset retirement obligations (Note 11)	(1,309)	(886)	(2,725)	(2,003)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	(83,805)
Other operating	—	—	—	(1,968)
	(17,778)	(9,374)	(41,182)	(117,293)
Operating loss	(17,434)	(10,075)	(41,765)	(130,554)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(2,072)	(1,945)	(4,440)	(5,576)
Other income (Note 4)	1,264	2,090	6,471	6,071
Total other income (expense)	(808)	145	2,031	495
Loss before income and mining taxes	(18,242)	(9,930)	(39,734)	(130,059)
Income and mining tax recovery	841	152	3,878	1,276
Net loss and comprehensive loss	$(17,401)	$(9,778)	$(35,856)	$(128,783)

Net loss per share (Note 13):
Basic and Diluted	$(0.04)	$(0.02)	$(0.08)	$(0.32)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and Diluted	459,187	403,887	453,453	401,603

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents (Note 17)	$63,144	$20,843
Restricted cash (Note 17)	2,550	—
Investments (Note 5)	1,798	—
Receivables, prepaids and other assets (Note 6)	5,383	5,690
Inventories (Note 7)	19,252	26,964
Total current assets	92,127	53,497
Mineral property interests and plant and equipment, net (Note 8)	342,695	329,112
Investment in Minera Santa Cruz S.A. (Note 9)	95,688	108,326
Inventories, long-term (Note 7)	4,929	4,785
Restricted cash (Note 17)	3,625	3,595
Other assets	712	621
TOTAL ASSETS	$539,776	$499,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,285	$36,055
Flow-through share premium (Note 12)	2,581	3,827
Debt, current portion (Note 10)	2,000	—
Debt to related party, current portion (Notes 10 and 14)	2,000	—
Lease liabilities, current portion	3,002	2,440
Asset retirement obligation, current portion (Note 11)	4,894	3,232
Other liabilities	2,550	—
Total current liabilities	46,312	45,554
Lease liabilities, long-term	2,102	3,056
Debt (Note 10)	22,340	24,080
Debt to related party (Notes 10 and 14)	22,340	24,080
Asset retirement obligation, long-term (Note 11)	29,686	30,768
Other liabilities	2,938	3,257
Deferred income and mining tax liability	3,193	3,813
Total liabilities	$128,911	$134,608

Shareholders’ equity:
Common shares: 459,188 as of September 30, 2021 and 416,587 as of December 31, 2020 issued and outstanding (in thousands) (Note 12)	$1,615,355	$1,548,876
Non-controlling interests (Note 18)	14,914	—
Accumulated deficit	(1,219,404)	(1,183,548)
Total shareholders’ equity	410,865	365,328
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$539,776	$499,936

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-Controlling
Three months ended September 30, 2020 and 2021:	Shares	Amount	Deficit	Interests	Total
Balance, June 30, 2020	402,491	$1,532,940	$(1,150,228)	$—	$382,712
Stock-based compensation	—	30	—	—	30
Sale of flow-through common shares	6,298	7,767	—	—	7,767
Shares issued for acquisition of mineral property interests	53	70	—	—	70
Net loss	—	—	(9,778)	—	(9,778)
Balance, September 30, 2020	408,842	$1,540,807	$(1,160,006)	$—	$380,801

Balance, June 30, 2021	459,188	$1,589,975	$(1,202,003)	$—	$387,972
Stock-based compensation	—	294	—	—	294
Issuance of equity by subsidiary (Note 18)	—	25,086	—	14,914	40,000
Net loss	—	—	(17,401)	—	(17,401)
Balance, September 30, 2021	459,188	$1,615,355	$(1,219,404)	$14,914	$410,865

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Nine months ended September 30, 2020 and 2021:	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$—	$499,479
Stock-based compensation	—	332	—	—	332
Sale of flow-through common shares	6,298	7,767	—	—	7,767
Exercise of stock options	60	61	—	—	61
Shares issued for debt refinancing	2,092	1,875	—	—	1,875
Shares issued for acquisition of mineral property interests	53	70	—	—	70
Net loss	—	—	(128,783)	—	(128,783)
Balance, September 30, 2020	408,842	$1,540,807	$(1,160,006)	$—	$380,801

Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	732	—	—	732
Sale of flow-through common shares	12,601	10,785	—	—	10,785
Sale of shares for cash	30,000	29,875	—	—	29,875
Issuance of equity by subsidiary (Note 18)	—	25,086	—	14,914	40,000
Net loss	—	—	(35,856)	—	(35,856)
Balance, September 30, 2021	459,188	$1,615,355	$(1,219,404)	$14,914	$410,865

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,856)	$(128,783)
Adjustments to reconcile net loss from operating activities:
Impairment of mineral property interests and plant and equipment (Note 8)	—	83,805
Loss from investment in Minera Santa Cruz S.A., net of amortization (Note 9)	5,077	1,139
Gain on sale of mineral property interests (Note 5)	(2,270)	—
Depreciation and amortization	15,402	16,232
(Gain) loss on investments (Note 5)	(20)	619
Unrealized foreign exchange loss (gain) and adjustment to estimate (Note 11)	(8)	(11)
Income and mining tax (recovery)	(3,878)	(1,276)
Stock-based compensation	732	332
Revision of estimates and accretion of asset retirement obligations (Note 11)	2,725	1,776
Change in non-cash working capital items:
Decrease in other assets related to operations	7,481	6,572
Decrease in liabilities related to operations	(8,461)	(5,678)
Cash used in operating activities	$(19,076)	$(25,273)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(28,483)	$(9,304)
Proceeds from disposal of property and equipment (Note 5)	492	—
Proceeds from sale of investments, net of investments	—	1,266
Dividends received from Minera Santa Cruz S.A. (Note 11)	7,561	282
Cash used in investing activities	$(20,430)	$(7,756)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 12)	$29,875	$—
Sale of flow-through common shares, net of issuance costs (Note 12)	11,966	9,825
Proceeds from sale of shares in subsidiary (Note 18)	40,000	—
Subscription proceeds received in advance (Note 17)	2,550	—
Payment of finance lease obligations	(4)	(1,626)
Cash provided by financing activities	$84,387	$8,260
Effect of exchange rate change on cash and cash equivalents	—	11
Increase (decrease) in cash, cash equivalents and restricted cash	44,881	(24,758)
Cash, cash equivalents and restricted cash, beginning of period	24,438	46,500
Cash, cash equivalents and restricted cash, end of period (Note 17)	$69,319	$21,742

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(3,676)	$(3,850)
Interest received	11	158
Total cash, cash equivalents, and restricted cash	$(3,665)	$(3,692)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of September 30, 2021, the Company owns an 82% interest in the Los Azules copper deposit in San Juan, Argentina through its 100% owned subsidiary, Minera Andes Inc. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and nine months ended September 30, 2021 and 2020, the unaudited Consolidated Balance Sheet as at September 30, 2021 and audited Consolidated Balance Sheet as at December 31, 2020, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2020. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly change globally, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, there were no mandated suspensions for the Company’s operations during 2021. In addition, vaccination rates in countries where the Company operates continue to increase.

The Company’s results of operations, financial position, and cash flows were adversely affected in 2020 due to COVID-19. The continuing impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability and distribution of vaccinations, and government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the overall economy and the Company are highly uncertain and cannot be predicted. Maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

During the nine months ended September 30, 2021, the Company raised $12.7 million and $31.5 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and an equity financing, and raised $20.2 million in Canadian Exploration Expenditures (“CEE”) financings during 2020. In addition, a subsidiary of the Company secured an additional $40.0 million during Q3 2021 for its Los Azules project in Argentina (Note 18). However, a prolonged economic downturn could result in a variety of risks to the business, including impeding access to capital markets when needed on acceptable terms, if at all. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). However, there is no assurance that these measures will prevent adverse effects from COVID-19 in the future.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

NOTE 3 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production and exploration company focused on precious metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about the allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments for accounting purposes. The Company’s business activities that are not considered operating segments are included in General and Administrative and Other and are provided in this note for reconciliation purposes.

The CODM reviews segment income or loss, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects and exploration costs, for all segments except for the MSC segment, which is evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended September 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$21,683	$14,227	$1,219	$—	$—	$37,129
Production costs applicable to sales	(18,753)	(9,635)	(2,372)	—	—	(30,760)
Depreciation and depletion	(2,140)	(3,885)	—	—	—	(6,025)
Gross profit (loss)	790	707	(1,153)	—	—	344

Advanced projects	(234)	(871)	(1,872)	—	(1,036)	(4,013)
Exploration	(1,432)	(4,817)	4	—	—	(6,245)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,650)	—	(2,650)
Other operating	—	—	—	—	—	—
Segment (loss)	$(876)	$(4,981)	$(3,021)	$(2,650)	$(1,036)	$(12,564)
General and Administrative and other	—	—	—	—	—	(5,678)
Loss before income and mining taxes	—	—	—	—	—	$(18,242)

Capital expenditures	$353	10,775	—	—	—	$11,128

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Nine months ended September 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$60,919	$34,966	$5,690	$—	$—	$101,575
Production costs applicable to sales	(53,376)	(22,622)	(9,483)	—	—	(85,481)
Depreciation and depletion	(6,208)	(10,469)	—	—	—	(16,677)
Gross profit (loss)	1,335	1,875	(3,793)	—	—	(583)

Advanced projects	(203)	(2,058)	(3,338)	—	$(1,036)	(6,635)
Exploration	(3,887)	(12,532)	(14)	—	(1,684)	(18,117)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	—	—	—
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(5,077)	—	(5,077)
Other operating	—	—	—	—	—	—
Segment loss	$(2,755)	$(12,715)	$(7,145)	$(5,077)	$(2,720)	$(30,412)
General and Administrative and other	—	—	—	—	—	(9,322)
Loss before income and mining taxes	—	—	—	—	—	$(39,734)

Capital expenditures	$1,110	$20,342	$—	$—	$—	$21,452

Three months ended September 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$13,042	$10,352	$4,001	$—	$—	$27,395
Production costs applicable to sales	(10,791)	(8,874)	(3,861)	—	—	(23,526)
Depreciation and depletion	(2,099)	(2,404)	(67)	—	—	(4,570)
Gross (loss) profit	152	(926)	73	—	—	(701)

Advanced projects	(240)	(2,784)	(1,003)	—	—	(4,027)
Exploration	(2,395)	(1,189)	(427)	—	(412)	(4,423)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	2,582	—	2,582
Segment loss	$(2,483)	$(4,899)	$(1,357)	$2,582	$(412)	$(6,569)
General and Administrative and other	—	—	—	—	—	(3,361)
Loss before income and mining taxes	—	—	—	—	—	$(9,930)

Capital expenditures	$106	$488	$—	$—	$—	$594

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Nine months ended September 30, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$38,129	$27,257	$11,700	$—	$—	$77,086
Production costs applicable to sales	(38,863)	(24,231)	(11,173)	—	—	(74,267)
Depreciation and depletion	(8,527)	(7,336)	(217)	—	—	(16,080)
Gross (loss) profit	(9,261)	(4,310)	310	—	—	(13,261)

Advanced projects	(789)	(5,609)	(3,066)	—	—	(9,464)
Exploration	(5,235)	(4,434)	(463)	—	(1,629)	(11,761)
Impairment of mineral property interests and plant and equipment (Note 8)	(83,805)	—	—	—	—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,139)	—	(1,139)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(100,480)	$(14,931)	$(3,219)	$(1,139)	$(1,629)	$(121,398)
General and Administrative and other	—	—	—	—	—	(8,661)
Loss before income and mining taxes	—	—	—	—	—	$(130,059)

Capital expenditures	$4,712	$4,428	$—	$—	$—	$9,140

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	2021	2020
USA	$43,176	$46,801	$21,683	$13,042	$60,919	$38,129
Canada	97,187	78,986	14,227	10,352	34,966	27,257
Mexico	20,018	20,021	1,219	4,001	5,690	11,700
Argentina (2)	287,268	299,816	—	—	—	—
Total consolidated	$447,649	$445,624	$37,129	$27,395	$101,575	$77,086
(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $95.7 million as of September 30, 2021 (December 31, 2020 – $108.3 million).

NOTE 4 OTHER INCOME

The following is a summary of other income for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
COVID-19 relief	$611	$2,628	$3,447	$5,319
Unrealized and realized gain (loss) on investments (Note 5)	18	—	20	(619)
Foreign currency gain (loss)	654	(132)	751	1,736
Other income, net	(19)	(406)	2,253	(365)
Total other income	$1,264	$2,090	$6,471	$6,071

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $3.4 million, respectively (three and nine months ended September 30, 2020 - $2.6 million and $5.3 million, respectively) of other income through COVID-19 relief programs.

During the nine months ended September 30, 2021, the Company recognized $2.3 million in other income from the sale of two projects in Nevada. Refer to Note 5 Investments for further details.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the nine months ended September 30, 2021 and 2020:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net gain (loss) on	transfers during	gain on	September 30,
	2020	period	securities sold	year	securities held	2021
Marketable equity securities	$—	$1,616	$—	$—	$20	$1,636
Warrants	—	162	—	—	—	162
Investments	$—	$1,777	$—	$—	$20	$1,798

	As at	Additions/	Net	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	(loss) on	September 30,
	2019	period	securities sold	year	securities held	2020
Marketable equity securities	$1,885	$—	$(619)	$(1,266)	$—	$—

On June 23, 2021, the Company closed the sale of two projects in Nevada, Limousine Butte and Cedar Wash, with Nevgold Corp. (“Nevgold”, and formerly Silver Mountain Mines Inc.). In addition to $0.5 million of cash received as part of the consideration, the Company received 4,963,455 common shares and 2,481,727 warrants of Nevgold. Upon issuance, the common shares received by the Company represented 10% of the issued and outstanding shares of Nevgold. The warrants have an exercise price of $0.60 per share and are exercisable until June 23, 2023. The common shares trade on the TSX Venture Exchange.

During the three and nine months ended September 30, 2020, the Company sold marketable equity securities for proceeds of $Nil and $1.3 million.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Government sales tax receivable	1,680	$1,810
Prepaids and other assets	3,704	3,880
Receivables and other current assets	$5,383	$5,690

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Material on leach pads	$11,569	$21,003
In-process inventory	3,464	3,922
Stockpiles	1,864	635
Precious metals	1,702	1,344
Materials and supplies	5,582	4,845
Inventories	$24,181	$31,749
Less current portion	19,252	26,964
Long-term portion	$4,929	$4,785

During the nine months ended September 30, 2021, the inventory at the Black Fox, Gold Bar, and El Gallo mines were written down to a net realizable value by $0.4 million, $1.4 million and $2.5 million, respectively. Of these write-downs, a total of $4.0 million (nine months ended September 30, 2020 – $2.6 million) was included in production costs applicable to sales and $0.3 million was included in depreciation and depletion (nine months ended September 30, 2020 - $0.5 million) in the Statement of Operations.

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

The evaluation resulted in an impairment charge of $83.8 million during the nine months ended September 30, 2020.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

A summary of the operating results for MSC for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$72,098	$70,195	$195,797	$154,666
Production costs applicable to sales	(47,911)	(41,512)	(125,167)	(100,230)
Depreciation and depletion	(11,690)	(7,107)	(28,422)	(22,084)
Gross profit	12,498	21,576	42,209	32,352
Exploration	(2,710)	(2,814)	(7,887)	(7,855)
Other expenses(1)	(8,010)	(6,509)	(28,231)	(17,651)
Net income before tax	$1,777	$12,253	$6,091	$6,846
Current and deferred tax expense	(2,336)	(4,922)	(5,902)	(2,989)
Net income (loss)	$(559)	$7,331	$189	$3,857

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$(273)	$3,592	$93	$1,890
Amortization of fair value increments	(2,481)	(1,255)	(5,571)	(3,891)
Income tax recovery	104	245	401	862
(Loss) income from investment in MSC, net of amortization	$(2,650)	$2,582	$(5,077)	$(1,139)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations, other finance-related expenses, and COVID-19 related expenses of $5.2 million and $17.1 million for the three and nine months ended September 30, 2021.

The income or loss from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of the devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the periods.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2021 and year ended December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Investment in MSC, beginning of period	$108,326	$110,183
Attributable net income from MSC	93	2,745
Amortization of fair value increments	(5,571)	(5,390)
Income tax recovery	401	1,128
Dividend distribution received	(7,561)	(340)
Investment in MSC, end of period	$95,688	$108,326

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the three and nine months ended September 30, 2021, the Company received $Nil million and $7.6 million, respectively, in dividends from MSC (three and nine months ended September 30, 2020 – $Nil and $0.3 million, respectively).

A summary of the key assets and liabilities of MSC on a 100% basis as at September 30, 2021, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at September 30, 2021	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$83,723	$435	$84,158
Total assets	$177,357	$95,607	$272,964

Current liabilities	$(44,463)	$—	$(44,463)
Total liabilities	$(74,576)	$(3,117)	$(77,693)

NOTE 10 DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan facility with Royal Capital Management Corp., as administrative agent, and the lenders party thereto.  Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million loan and which terms differed in material respects from the old loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent.
●	Sprott Private Resource Lending II (Collector), LP replaced certain lenders. An affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal were extended by two years; monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022 and continuing for 11 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $Nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 and until the end of 2021. The working capital requirement increases to $5.0 million at March 31, 2022, $7.0 million at June 30, 2022, and $10 million at September 30, 2022 and each fiscal quarter thereafter.
●	The Company issued 2,091,700 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The remaining principal terms of the original agreement remain unchanged. The Company was in compliance with all covenants as at September 30, 2021.

A reconciliation of the Company’s long-term debt for the nine months ended September 30, 2021 and for the year ended December 31, 2020 is as follows:

	Nine months ended September 30, 2021	Year ended December 31, 2020
Balance, beginning of period	$48,160	$49,516
Interest expense	4,166	5,394
Interest payments	(3,646)	(4,875)
Balance, end of period	$48,680	$48,160
Less current portion	4,000	—
Long-term portion	$44,680	$48,160

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2021 and for the year ended December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Asset retirement obligation liability, beginning balance	$34,000	$32,201
Settlements	(2,138)	(267)
Accretion of liability	1,470	1,901
Revisions to estimates and discount rate	1,256	(54)
Foreign exchange revaluation	(8)	219
Asset retirement obligation liability, ending balance	$34,580	$34,000
Less current portion	4,894	3,232
Long-term portion	$29,686	$30,768

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reclamation adjustment reflecting updated estimates	$830	$411	$1,256	$614
Reclamation accretion	479	475	1,470	1,389
Total	$1,309	$886	$2,725	2,003

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

Flow-Through Shares Issuance – Canadian Development Expenses (“CDE”)

On January 29, 2021, the Company issued 12,600,600 flow-through common shares priced at $1.01 per share for gross proceeds of $12.7 million. The purpose of this offering was also to fund the continued development of the Froome deposit. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.7 million, which were accounted for as a reduction to the common shares. The net proceeds of $12.0 million were allocated between the sale of tax benefits in the amount of $1.2 million and the sale of common shares in the amount of $10.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). As of September 30, 2021, the Company had reached the total $12.7 million CDE spend requirement.

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

On December 31, 2020, the Company issued 7,669,900 flow-through common shares priced at $1.28 per share for gross proceeds of $9.8 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. No issuance costs were incurred as part of this issuance. Proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.1 million and the sale of common shares in the amount of $7.7 million.

On September 10, 2020, the Company issued 6,298,166 flow-through common shares priced at $1.65 per share for gross proceeds of $10.4 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total issuance costs related to the issuance of the flow-through shares were $0.6 million, which are accounted for as a reduction to the common shares. The net proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.0 million and the sale of common shares in the amount of $7.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of September 30, 2021, the Company had incurred a total of $11.2 million in eligible CEE ($1.9 million in 2020 and $9.3 million as of Q3 2021). The Company expects to fulfill its CEE commitments by the end of 2022.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

All 21,706,250 and 8,064,516 warrants issued under the November 2019 and March 2019 offerings remain outstanding and unexercised as at September 30, 2021.

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.  On April 16, 2021, the Board approved an amendment to the Plan, which increased the number of shares of common stock reserved for issuance by 12.5 million shares to a maximum of 30.0 million shares. This includes shares issued under the Plan before it was amended, with no more than 0.5 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code (the “Code”), which provides potential tax benefits to the recipients compared to non-qualified options.

During the three months ended September 30, 2021, 850,000 stock options were granted to officers, directors, and certain employees at a weighted average exercise price of $1.21. At September 30, 2021, 6,460,050 options were outstanding under the Plan (September 30, 2020 – 8,808,001 awards).

No stock options were exercised during the nine months ended September 30, 2021. During the same period in 2020, the Company issued 60,000 shares of common stock for proceeds of $0.1 million upon the exercise of the same number of stock options at a weighted average exercise price of $1.06 per share.

Shareholders’ Distributions

Pursuant to the ARCA (Note 11), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020, as they would be anti-dilutive.

For the three and nine months ended September 30, 2021, all the outstanding share options (6,460,050) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share. Similarly, for the three and nine months ended September 30, 2020, the outstanding share options (8,808,001) and the outstanding warrants (29,770,766) were also excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lexam L.P.	$4	$—	$78	$87
REVlaw	69	34	210	122

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2021	December 31, 2020
Lexam L.P.	$4	$72
REVlaw	85	90

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

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three and nine months ended September 30, 2021, the Company paid $0.6 million and $1.8 million (three and nine months ended September 30, 2020 – $0.6 million and $1.8 million, respectively) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 10).

On August 23, 2021, an affiliate of Mr. McEwen participated in the Series B private placement offering conducted by McEwen Copper Inc. (“McEwen Copper”) (Note 18).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 5) were valued using the Black-Scholes valuation model as they are not quoted in an active market. The warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of September 30, 2021, no warrants related to the Nevgold transaction have been exercised.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at September 30, 2021 and December 31, 2020, as reported in the Consolidated Balance Sheets:

	Fair value as at September 30, 2021			Fair value as at December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,636	$—	$1,636	$—	$—	$—
Total investments	$1,636	$—	$1,636	$—	$—	$—

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at September 30, 2021 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $48.7 million (December 31, 2020 – $48.2 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

Impairment of Mineral Property

During the nine months ended September 30, 2021, there were no indicators of impairment for the Company’s long-lived assets and the Company did not record any impairments. During the nine months ended September 30, 2020, the Company recorded an impairment of long-lived assets at the Gold Bar mine totaling $83.8 million using Level 3 inputs.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at September 30, 2021, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $25.3 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $12.4 million (C$15.6 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 17).

Surety Bonds

As at September 30, 2021, the Company had a surety facility in place to cover all its bonding obligations, which include $25.3 million of bonding in Nevada and $12.4 million (C$15.6 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 11%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2021, the Company recorded $3.6 million in restricted cash as a deposit against the surety facility.

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

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2021, the Company recorded revenue of $0.3 million and $0.9 million, respectively, (for the three and nine months ended September 30, 2020 – $0.2 million and $0.9 million, respectively) related to the gold stream sales.

Flow-through Eligible Expenses

In January 2021, the Company closed a flow-through share issuance to fund the development at the Froome deposit. As of September 30, 2021, the Company incurred the full required spend of $12.7 million in CDE.

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million will be used to incur qualifying CEE in the Timmins region of Ontario by December 31, 2022. As of September 30, 2021, the Company has incurred $11.2 million of the required CEE spend ($1.9 million in 2020).

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$63,144	$20,843
Restricted cash - current	2,550	-
Restricted cash - non-current	3,625	3,595
Total cash, cash equivalents, and restricted cash	$69,319	$24,438

Cash and cash equivalents include $40.0 million from the first tranche of private placement for the advancement of the operations of McEwen Copper. Note 14 details the related party nature of the first tranche.

The current portion of restricted cash are proceeds received as at September 30, 2021 as part of the Company’s ongoing second tranche financing for McEwen Copper. The non-current portion of restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 16).

NOTE 18 NON-CONTROLLING INTERESTS

On August 23, 2021, the Company announced that its subsidiary, McEwen Copper, closed the first tranche of Series B private placement offering where McEwen Copper issued 4,000,000 common shares at a price of $10.00 per share for

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

gross proceeds of $40.0 million. An affiliate of Mr. McEwen purchased all the shares pursuant to this first tranche. As of September 30, 2021, the affiliate holds 18.6% ownership of McEwen Copper.

As a result of the common shares issued, the Company’s 100% ownership in McEwen Copper was reduced by 18.6%. The Company assessed the 18.6% as non-redeemable non-controlling interests. Consequently, the Company recorded $14.9 million as non-controlling interests and $25.1 million as additional paid-in-capital.

NOTE 19 SUBSEQUENT EVENTS

MSC dividend distribution

On October 19, 2021, the Company received $2.3 million in dividends from its investment in MSC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at September 30, 2021 and compares it to our financial condition at December 31, 2020. The discussion also analyzes our results of operations for the three and nine months ended September 30, 2021 and compares those to the results for the three and nine months ended September 30, 2020. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three and nine months ended September 30, 2021 and 2020 and to our Balance Sheets as of September 30, 2021 and December 31, 2020 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 40.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permits. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by Guide 7.

OVERVIEW

We were organized under the laws of the State of Colorado on July 24, 1979. We are engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

We operate in the United States, Canada, Mexico and Argentina. We own a 100% interest in the Gold Bar mine in Nevada, the Black Fox and Froome gold mines in Ontario, Canada, the El Gallo project and the Fenix silver-gold project in Sinaloa, Mexico, 82% interest in the Los Azules copper deposit in San Juan, Argentina, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2021 and 2020 are abbreviated as Q3/21 and Q3/20, respectively, and the reporting periods for the nine months ended September 30, 2021 and 2020 are abbreviated as 9M/21 and 9M/20, respectively.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a 68:1 silver to gold ratio for the first quarter of 2021, 68:1 silver to gold ratio for the second quarter of 2021, 73:1 silver to gold ratio for the third quarter, 94:1 silver to gold for the first quarter of 2020, 104:1 for the second quarter of 2020 and 79:1 silver to gold ratio for the third quarter of 2020.

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

Response to the COVID-19 Pandemic

We are continuing to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly evolve, ensuring the health and safety of the Company’s employees and contractors is one of our top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina, have varied but continued restrictions to travel, holding public gatherings, and certain business operations.

The long-term impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, related advisories and restrictions and the success of various vaccines. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

In response to the need to protect our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and has coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19. These measures include:

●	Continuing to reinforce safety measures at all sites and offices, including contact tracing, testing protocols, restricting non-essential travel, and complying with public health orders,
●	Facilitating the access to vaccinations at our sites by coordinating with local health authorities, and
●	Performing functions remotely as advised by certain jurisdictions. Our head office in Toronto, Canada was shut down on March 13, 2020. As of September 30, 2021, a few corporate employees have returned to the head office, however, most continue to perform their functions remotely.

During Q3/21 and 9M/21, we qualified for $0.6 million and $3.4 million, respectively, in COVID-19 relief funds through the Canadian government’s Canadian Emergency Wage Subsidy (“CEWS”) and Canadian Emergency Rent Subsidy (“CERS”) programs.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3/21 are included below and discussed further under Consolidated Financial Performance:

Operational Highlights & Impacts

●	Our consolidated operations delivered strong production for the nine months ended September 30, 2021 of 114,300 GEOs, compared to 84,600 GEOs during the same period in 2020.

●	2021 production is trending towards the midpoint of the guidance range for the year, and we expect to meet our 2021 production guidance.

●	A total of 42,900 gold equivalent ounces were produced in the Q3/21, including 21,600 attributable gold equivalent ounces from the San José mine(1).

●	Mining at the Fox Complex has transitioned to the Froome mine deposit, where commercial production was reached on September 19, 2021, three months ahead of schedule and a major milestone for the Company.

●	We established McEwen Mining Copper Inc. (McEwen Copper), originally a wholly-owned subsidiary, which holds 100% interest in the Los Azules copper project in the province of San Juan, Argentina.

●	William (Bill) Shaver, P. Eng., was appointed to the Board of Directors on September 29, 2021. Mr. Shaver replaces Gregory Fauquier, who has resigned from the Board of Directors after seven years of distinguished service to the Company.

Financial Highlights

●	Cash, cash equivalents and restricted cash of $65.7 million were reported as at September 30, 2021, of which $42.6 million is attributable to funds raised for McEwen Copper to advance the Los Azules Copper project.
●	We had a positive working capital of $45.8 million.
●	Revenues of $37.1 million were reported from the sale of 21,100 gold equivalent ounces from our 100% owned operations at an average realized price(2) of $1,793 per gold equivalent ounce.
●	We reported a cash gross profit(2) of $6.4 million in Q3/21, with a gross profit of $0.3 million. We reported a net loss of $17.4 million, which included $10.3 million invested on exploration and advanced projects.
●	We received dividends of $2.3 million from Minera Santa Cruz S.A (“MSC”) on October 19, 2021 related to our 49% interest in the San José mine in Argentina.

Exploration and Reserves

●	We spent $10.3 million on exploration and advanced projects in Q3/21, with the primary focus on expanding the Fox Complex.

●	A Preliminary Economic Assessment (PEA) to expand the production from the Fox Complex is expected to be released in Q4/21 following the additions of additional resources to enhance the economics of the project.

(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$37,129	$27,395	$101,575	$77,086
Production costs applicable to sales	$(30,760)	$(23,526)	$(85,481)	$(74,267)
Loss before income and mining taxes	$(18,242)	$(9,930)	$(39,734)	$(130,059)
Net loss(2)	$(17,401)	$(9,778)	$(35,856)	$(128,783)
Net loss per share(2)	$(0.04)	$(0.02)	$(0.08)	$(0.32)
Cash used in operating activities	$(21,656)	$(5,174)	$(19,076)	$(25,273)
Cash additions to mineral property interests and plant and equipment	$8,111	$801	$28,483	$9,304
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the nine months ended September 30, 2020 include an impairment charge of $83.8 million, or $0.21 per share.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	42.9	30.4	114.2	84.6
100% owned operations	21.3	14.5	57.7	44.9
San José mine (49% attributable)	21.6	15.9	56.5	39.7
Sold - gold equivalent ounces(1)	42.4	30.5	113.2	85.5
100% owned operations	21.1	14.5	57.4	45.6
San José mine (49% attributable)	21.3	16.0	55.8	39.9
Average realized price ($/Au Eq. oz)(2)(3)	$1,793	$1,925	$1,802	$1,732
P.M. Fix Gold ($/oz)(4)	$1,790	$1,909	$1,800	$1,735
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,390	$1,583	$1,400	$1,622
San José mine (49% attributable)	$1,100	$1,269	$1,098	$1,232
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,539	$1,713	$1,555	$1,967
San José mine (49% attributable)	$1,466	$1,538	$1,441	$1,536
Cash gross profit (2)	$6,369	$3,869	$16,094	$2,819
Gross profit (loss)	$344	$(701)	$(583)	$(13,261)
Silver : Gold ratio(1)	73 : 1	79 : 1	70 : 1	86 : 1
(1)	Silver production is presented as a gold equivalent with a silver:gold ratio of 73:1 for Q3/21 and 79:1 for Q3/20. See page 23.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.
(3)	On sales from 100% owned operations only, excluding sales from our stream.
(4)	Averages for the Q3 and 9M periods.

CONSOLIDATED PERFORMANCE

In Q3/21, we reported a net loss of $17.4 million (or $0.04 per share) compared to a loss of $9.8 million (or $0.02 per share) in the quarter ended September 30, 2020. The change is largely driven by a $1.8 million increase in exploration expense primarily at the Fox complex, and a $5.2 million change in our share of operations of MSC. The loss in Q3/21 relates primarily to COVID-19 expenditures.

Cash gross profit (a non-GAAP measure) of $6.4 million for Q3/21 increased by $2.5 million from the $3.9 million recorded in Q3/20. The increase is attributed to increased production and sales in Q3/21 from both Gold Bar and Fox Complex operations as well as decreased per ounce cash costs from Gold Bar operational efficiencies and as the Fox Complex transitioned to commercial production at the Froome mine. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, the nearest GAAP measure.

Production from our 100% owned mines of 21,300 gold equivalent ounces (GEOs) in Q3/21 increased by 6,700 GEOs compared to Q3/20. The increases relative to the prior period at the Fox Complex (2,500 more GEOs) and Gold Bar (5,600) more GEOs) operations were in line with our expectations. The decrease in production at the El Gallo project (1,400 fewer GEOs relative to Q3/20) was impacted by heavier rains than expected. We expect to make up for this shortfall as the weather improves in Q4/21.

Our share of the San José mine production was 21,600 GEOs in Q3/21, which was 34% higher than the 15,900 GEOs produced in Q3/20.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales in Q3/21 of $37.1 million increased by 36% or $9.7 million compared to Q3/20. The increase reflects 6,600 more GEOs sold from our 100% owned operations. The increase in revenues is driven by the increase in production at our Gold Bar and Fox Complex operations.

The increase in sales in Q3/21 relative Q3/20 includes 5,300 and 2,700 more GEOs sold from Gold Bar and the Fox Complex, respectively, and 1,400 fewer GEOs from El Gallo as operations continue to wind down.

Revenue from gold and silver sales in 9M/21 of $101.6 million increased by 32% compared to revenues of $77.1 million in 9M/20. The increase reflects the sale of 11,800 more gold equivalent ounces from our 100% owned mines in 9M/21. The increase in revenues was also positively impacted by a higher average realized gold price in the 9M/21 compared to 9M/20 ($1,802/oz in 9M/21; $1,732/oz in 9M/20). The increase in sales in 9M/21 relative to 9M/20 includes 11,700 and 3,700 more GEOs from the Gold Bar and Fox Complex operations, respectively, and 3,500 fewer GEOs from El Gallo as operations continue to wind down.

Production Costs applicable to sales in Q3/21 increased by 31% to $30.8 million compared to Q3/20. The increase is driven by an increase in sales in the quarter, partially offset by a decrease in mine operating costs discussed further in the “Results of Operations” section.

Production Costs applicable to sales in 9M/21 increased by 15% to $85.5 million compared to 9M/20 as a result of increased sales in the most recent period.  There were also several operational efficiencies and gains achieved at both operations that have resulted in an overall decrease in costs on a per ounce basis.

Advanced projects costs for Q3/21 and 9M/21 of $4.0 million and $6.6 million, respectively, decreased from the $4.0 million and $9.5 million, respectively, spent in Q3/20 and 9M/20. Costs during Q3/21 included continued spending for the Fox Complex expansion PEA study. Expenditures during 9M/20 included costs related to advancing the Froome mine development, the Fenix Project in Mexico and engineering and permitting work at the Gold Bar South property in Nevada.

Exploration costs of $6.2 million and $18.1 million for Q3/21 and 9M/21, respectively, increased by $1.8 million and $6.4 million, compared to the same periods in 2020. Exploration activities ramped up in 2021 following the funding received from our flow-through share sales completed in September and December 2020. The funds are being used to expand high potential target areas in the Timmins region of Ontario.

Loss from investment in MSC of $2.7 million in Q3/21 represents a $5.2 million negative change from the $2.6 million gain recognized in the Q3/20 period. The change is attributed to a $3.9 million decrease in gross profits driven by prior period concentrates settlement pricing, and continued COVID-19 related expenditures. We incurred losses of $5.1 million and $1.1 million in the 9M/21 and 9M/20 periods, respectively. The change is driven by decreased gross profits coupled with an increase in the amortization of the fair value increments in the 9M/21 period.

Revision of estimates and accretion of asset retirement obligations of $1.3 million in Q3/21 remained consistent relative to Q3/20. The 9M/21 balance of $2.7 million increased by $0.7 million from 9M/20 due to reclamation adjustments reflecting estimate updates.

Interest and other finance expenses, net of $2.1 million in Q3/21 remained consistent relative to Q3/20. The 9M/21 amount decreased by $1.1 million, the change was driven by the amortization of the flow-through premium as eligible CDE and CEE expenditures were incurred.

Other income of $1.3 million in Q3/21 decreased from the $2.1 million recognized in Q3/20. The change is attributed to a decrease in proceeds received from the Canadian and U.S. governments for COVID-19 relief in Q3/21. The 9M/21 amount of $6.5 million increased by $0.4 million relative to the Q3/20 period. The change is primarily driven by a $1.9 million decrease in COVID-19 subsidies received offset by a $2.6 million increase in other income driven by the sale of property in the 9M/21 period. Please see Note 5 to the Consolidated Financial Statements, Investments.

Income and mining tax recovery of $0.9 million and $3.9 million, respectively, for Q3/21 and 9M/21, increased compared to $0.2 million and $1.3 million in the same periods in 2020. The increase in the recovery is primarily due to the flow-through share premium amortization partially offset by lower recoveries from the fluctuating Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to our deferred tax liabilities denominated in the respective foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as at September 30, 2021 of $63.1 million increased from $20.8 million as at December 31, 2020. The increase in cash and cash equivalents as at September 30, 2021 was primarily driven by the cash provided from financing activities of $84.4 million during the first nine months of 2021, of which $42.6 million related to funds raised for McEwen Copper; this was offset by additions to our mineral property, plant and equipment of $28.5 million.

The proceeds received from the financing activities for McEwen Copper will be used to develop the Los Azules project in Argentina. Refer to the “Results of Operations” section for further details.

Cash from financing activities included gross proceeds of $12.7 million (net proceeds of $12.0 million) from the issuance of Canadian development expenditures (“CDE”) flow-through shares on January 29, 2021 and gross proceeds of $31.5 million (net proceeds of $29.9 million) from a registered direct equity offering on February 9, 2021. We are required to spend the flow-through share proceeds on CDE flow-through eligible expenditures as defined by subsection 66.2(5) of the Income Tax Act (Canada). For more details on our flow-through share financing, refer to Note 12 to the Consolidated Financial Statements, Shareholders’ Equity.

In addition, we received proceeds in the amount of $40.0 million relating to the first tranche of the Series B private placement for McEwen Copper and $2.6 million received in advance from the ongoing second tranche financing. As of September 30, 2021, McEwen Mining controls 81.6% of the common shares outstanding of McEwen Copper. For more details, refer to Note 18 to the Consolidated Financial Statements, Non-Controlling Interests.

Working capital as at September 30, 2021 of $45.8 million increased by $37.9 million from December 31, 2020. The change is largely attributed to the increase in cash and cash equivalents driven by the financing activities in McEwen Copper discussed above.

Cash used in operations in 9M/21 of $19.1 million decreased from the $25.3 million used in operations in 9M/20. The $6.2 million variance is primarily driven by the $9.1 million reduction in net loss relative to the 9M/20 period, exclusive of the impairment charge in 9M/20.

Cash used in investing activities of $20.4 million in 9M/21 increased relative to the $7.8 million used in 9M/20. The change is largely attributed to the increased capital development costs incurred at the Froome mine deposit at the Fox Complex,  as we reached commercial production in Q3/21, partially offset by a $7.6 million dividend received from MSC in the 9M/21 period.

During 9M/21, we spent $28.5 million on mineral property and plant and equipment (an increase of $19.2 million relative to the 9M/20 period). The additions were primarily related to capital development costs at the Froome project as we successfully transitioned to commercial production in Q3/21.

Financing activities provided $84.4 million in cash in 9M/21, primarily from $12.0 million provided from the net proceeds from the “CDE” flow-through share raise completed in January 2021, $29.8 million provided from the February 2021 registered direct common stock offering and $42.6 million from the proceeds received from the financing of McEwen Copper.

We believe we have sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and other exploration properties in Nevada, U.S.A.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three and nine months ended September 30, 2021, and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	606	222	1,716	715
Average grade (gpt Au)	0.62	0.73	0.70	0.70
Processed mineralized material (t)	638	229	1,768	812
Average grade (gpt Au)	0.61	0.73	0.71	0.68
Gold equivalent ounces:
Produced	12.4	6.8	33.9	22.0
Sold	12.1	6.8	33.7	22.1
Revenue from gold and silver sales	$21,683	$13,042	$60,919	$38,129
Cash costs(1)	$18,753	$10,791	$53,376	$38,863
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,553	$1,585	$1,582	$1,762
All‑in sustaining costs(1)	$19,541	$12,043	$56,875	$47,031
AISC per ounce ($/Au Eq. oz sold)(1)	$1,618	$1,769	$1,685	$2,132
Silver : gold ratio	73 : 1	79 : 1	70 : 1	86 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 40 for additional information.

2021 compared to 2020

Gold Bar produced 12,436 and 33,910 gold equivalent ounces in Q3/21 and 9M/21, respectively. This reflects an 82% and 54% increase from the 6,829 and 22,023 gold equivalent ounces produced in Q3/20 and 9M/20, respectively. In 9M/21, we improved contractor mining efficiencies, processing optimizations, and ore control. In Q3/20 and 9M/20, production results were also negatively impacted by COVID-19 related operation suspensions.

Revenue from gold and silver sales of $21.7 million increased in Q3/21 by $8.7 million compared to Q3/20, reflecting a 78% increase in gold equivalent ounces sold. Revenues in the Q3/20 period benefited from a higher average realized gold price relative to the Q3/21 period ($1,925/GEO in Q3/20; $1,793/GEO in Q3/21). Revenue from gold and silver sales was $60.9 million in 9M/21 compared to $38.1 million in 9M/20, largely due to the improved operating efficiency in 2021 and operation suspensions discussed above in 2020.

Production costs applicable to sales of $18.8 million in Q3/21 increased by $8.0 million from $10.8 million in Q3/20. The increase is driven by the increase in gold equivalent ounces produced and sold in Q3/21. Production costs applicable to sales were $53.4 million in 9M/21, compared to $38.9 million in 9M/20, reflecting 54% more gold equivalent ounces sold in 9M/20.

Cash cost and AISC per gold equivalent ounce were $1,568 and $1,633 in Q3/21 respectively; and $1,585 and $1,769 in Q3/20, respectively. The cost decrease is driven by the increase in production and by the significant operational improvements we have been implementing in the past year.

Cash cost and AISC per gold equivalent ounce were $1,587 and $1,691 in 9M/21 and $1,762 and $2,132 in 9M/20. The decrease in cash cost per GEO is driven by the improvement in operations discussed above.

Exploration Activities – Nevada

We are committed to targeting potential unmined zones and extending known mineralized structures in the Gold Bar Mine area. Our exploration efforts are focused on de-risking the geological and metallurgical models and expanding resources to replace mining depletion.

In Q3/21 and 9M/21, we incurred $1.0 million and $2.7 million, respectively, ($2.4 million and $5.2 million in Q3/20 and 9M/20, respectively) in exploration expenditures in the Gold Bar mine area.

In the 9M/21 period, drilling activities were focused at the Ridge, Atlas Pit (formerly Old Gold Bar) and Tonkin Rooster deposits. Exploration activities surrounding the Pick mine (including the Cabin and Pick Southwest targets) have continued in Q3/21 in anticipation of a core drilling program in Q4/21.

Activities at the Tonkin property in Q3/21 included reassessing the exploration potential based on an updated geological interpretation which included relogging the historical drill core at Rooster. Q3/21 exploration activities at the Rooster deposit generated positive initial drill results starting from surface.

The permitting process to access ore at the Gold Bar South (GBS) deposit is in progress. Permit approvals are expected to be received in Q4/21, with plans to initiate gold production from GBS in H2/22.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes the Black Fox underground mine, the Froome underground mine, the Grey Fox and Stock advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Black Fox mine and Froome mine

Black Fox mine production continued to wind down as production shifted to the Froome mine. Commercial production was reached at the Froome mine on September 19, 2021, three months ahead of the plan, and a major milestone for the Company.

In Q3/21, work progressed to finalize the models for the PEA to examine the potential for the Fox Complex expansion. The PEA will analyze mining from several deposits that could be economically processed at the Stock Mill. A Froome mine-life and resource update will be included in the release of the PEA expected in Q4/21.

The following table summarizes the operating results for the Black Fox and Froome mines for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	81	67	185	139
Average grade (gpt Au)	3.12	3.00	3.14	3.28
Processed mineralized material (t)	93	70	211	167
Average grade (gpt Au)	3.04	2.96	3.17	2.95
Gold equivalent ounces:
Produced	8.3	5.8	20.6	16.3
Sold	8.4	5.6	20.5	16.8
Revenue from gold and silver sales	$14,227	$10,352	$34,966	$27,257
Cash costs(1)	$9,635	$8,874	$22,622	$24,231
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,154	$1,581	$1,102	$1,440
All‑in sustaining costs(1)	$11,886	$9,230	$27,500	$29,450
AISC per ounce ($/Au Eq. oz sold)(1)	$1,423	$1,644	$1,339	$1,750
Silver : gold ratio	73 : 1	79 : 1	70 : 1	86 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 40 for additional information.

2021 compared to 2020

Production in Q3/21 and 9M/21 from the Black Fox and Froome mines was 8,258 and 20,558 GEOs, respectively, compared to 5,774 GEOs in Q3/20 and 16,304 GEOs in 9M/20. The Froome mine contributed 7,986 and 14,559 GEOs in Q3/21 and 9M/21 respectively. The increase in production, in turn, is attributable to accessing ore at the Froome mine.

Revenue from gold sales increased in Q3/21 and 9M/21 by $3.9 million and $7.7 million, respectively, compared to Q3/20 and 9M/20. The increase reflects more GEOs produced and sold and a higher average realized gold price in 2021 versus 2020.

Production costs applicable to sales of $9.6 million in Q3/21 increased from $8.9 million, or by 8% from Q3/20. The decrease in cash cost per GEO in Q3/21 was driven by improved average milled grades and increased operational efficiencies resulting in more production in Q3/21 as compared to Q3/20.

Production costs applicable to sales decreased by $1.6 million in 9M/21 to $22.6 million, or by 7% compared to 9M/20. The decrease in costs is primarily driven by improved average grades as production ramped up at the Froome mine (only Black Fox was mined in the 2020 period), as well as improved contractor cost efficiencies.

Cash cost and AISC per gold equivalent ounce were $1,154 and $1,423 in Q3/21, respectively, and $1,581 and $1,644 in Q3/20, respectively. The decrease in the 2021 period was driven by the increase in production, grade improvement and the diminished impact of COVID-19 on operations.

Cash cost and AISC per gold equivalent ounce were $1,102 and $1,339 in 9M/21 and $1,440 and $1,750 in 9M/20. The decrease in cash cost per GEO in the 2021 periods was driven by the factors discussed above. The change in AISC per GEO was driven by higher growth vs. sustaining capital spending in 2021 due to Froome developments and the winding down of Black Fox operations.

Froome Mine

The Froome deposit, which is part of the overall Fox Complex, is accessed from two declines at the bottom of the Black Fox pit and situated approximately one-half mile west of the Black Fox mine. As with the ore from the Black Fox mine, Froome ore is hauled approximately 20 miles to the Stock Mine mill for processing.

On September 19, 2021, we successfully reached commercial production, three months ahead of schedule. To date, ore extracted from the Froome mine produced grades that are consistent with the resource model and mine plan. The low-cost and bulk mining method is expected to bridge production while the Grey Fox and Stock projects are advanced towards production. Encouraging drill results from near-mine exploration activities were also realized. Exploration initiatives near the Froome mine are designed to extend the mine life and resource.

We are targeting higher production and lower cost profiles at the Fox Complex. The intention is to leverage the potential for operational synergies through shared resources and infrastructure, longer life of mine and expanded production scale for the combined projects.

Exploration Activities

We remain focused on our principal exploration goal of cost-effectively discovering and extending gold deposits adjacent to our existing operations to contribute to near-term gold production. We incurred $4.2 million and $10.5 million in Q3/21 and 9M/21, respectively, for exploration initiatives at the Fox Complex, compared to $1.2 million and $4.4 million of exploration expenditures in Q3/20 and 9M/20.

Exploration activities ramped up following the receipt of the proceeds from the flow-through share programs in 2020. Flow-through proceeds are spent on exploration efforts around the Grey Fox, Stock West, and Stock Main (historical mine) targets.

Black Fox mine

Underground diamond drilling is being completed to identify additional mineralization adjacent to the Black Fox orebody where mineralization remains unconstrained in multiple directions. Exploration and delineation drilling continued at the Black Fox Mine in Q3/21 in the upper East Zone with the aim of expanding the resource to the east.

Grey Fox

Limited exploration drilling was conducted at Grey Fox in Q3/21 to focus on the resources at the Stock property. In the period, 10,059 feet (3,075 metres) were drilled at Grey Fox to delineate near-surface mineral resources at Whiskey Jack.

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

In Q3/21, significant drilling efforts were directed at the Stock property to infill and expand the known dimensions of the gold mineralization. A total of 63,537 feet (or 19,371 meters) of surface exploration drilling was completed in Q3/21 at Stock West and Stock Main with the primary focus at the Stock West zone. In addition to expanding the mineral footprint of the Stock West area, drilling activities were focused within approximately 700 feet (200 meters) of the historic Stock Mine. The purpose was to test high-ranking targets that could lead to the discovery of a new deposit nearby and extensions of known mineralization trends.

Fox Complex Expansion – Economic Study

An independent engineering group has been engaged to complete a Preliminary Economic Assessment (PEA) on the Grey Fox - Black Fox, Froome, Stock and Timmins resources using our existing centralized milling capacity at Stock.  The objective of the PEA is to outline a potential low-cost, near-term business case to increase production and mine life for the Fox Complex.  The PEA activities in 9M/21 included ongoing drilling, modelling of mineralization, baseline work to support permitting, environmental, mine planning and tradeoff studies, metallurgical assessment reviews and process flowsheet assessments, and preliminary cash-flow analyses.  The PEA will include resource estimates and an underground design, which are expected to be completed in late Q4/21.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa, Mexico.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three and nine months ended September 30, 2021, and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	0.6	1.9	3.0	6.5
Sold	0.7	2.0	3.1	6.6
Silver ounces:
Produced	0.1	3.5	5.0	4.7
Sold	1.4	3.1	5.9	5.0
Gold equivalent ounces:
Produced	0.6	2.0	3.1	6.6
Sold	0.7	2.1	3.2	6.7
Revenue from gold and silver sales	$1,219	$4,001	$5,690	$11,700
Silver : gold ratio	73 : 1	79 : 1	70 : 1	86 : 1

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

Incremental residual leaching costs for the Q3/21 period were $1.8 million, or $2,695 per gold equivalent ounce, resulting in a $0.8 million write-down of the heap leach and in-circuit inventory balances. The residual leaching activities at El Gallo are expected to cease in early 2022.

2021 compared to 2020

Production and revenue, as expected, decreased in Q3/21 and 9M/21, compared to Q3/20 and 9M/20, as we continue to wind down our residual heap leach operation. The decrease in production was due to heavier rains than expected in Q3/21. This was partially offset by a higher average realized gold price during Q3/21 and 9M/21, compared to the same periods of 2020.

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

We incurred $1.2 million and $3.2 million in Q3/21 and 9M/21, respectively, ($0.7 million and $1.9 million in Q3/20 and 9M/20 respectively) on activities required to advance the Fenix Project. Multiple strategic alternatives are still being evaluated currently, including assessing lower capital cost alternatives for Fenix, developing a plan to define the base metal potential for the district and the possible divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2021, and 2020 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	149	126	387	305
Average grade mined (gpt)
Gold	5.2	4.6	5.3	5.8
Silver	375	336	351	403
Processed mineralized material (t)	150	129	396	291
Average grade processed (gpt)
Gold	5.2	4.7	5.4	5.6
Silver	381	313	343	362
Average recovery (%):
Gold	87.8	90.2	88.6	89.5
Silver	88.1	89.9	88.2	89.2
Gold ounces:
Produced	22.1	17.6	60.5	47.2
Sold	21.6	17.6	59.1	47.3
Silver ounces:
Produced	1,613	1,165	3,856	3,024
Sold	1,605	1,192	3,841	3,060
Gold equivalent ounces:
Produced	44.2	32.4	115.6	81.0
Sold	43.5	32.7	114.0	81.3
Revenue from gold and silver sales	$72,098	$70,195	$195,797	$154,666
Average realized price:
Gold ($/Au oz)	$1,656	$2,002	$1,718	$1,873
Silver ($/Ag oz)	$22.68	$29.30	$24.54	$21.59
Cash costs(1)	$47,911	$41,512	$125,166	$100,230
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,100	$1,269	$1,098	$1,232
All‑in sustaining costs(1)	$63,855	$50,311	$164,256	$124,968
AISC per ounce ($/Au Eq. oz sold)(1)	$1,466	$1,538	$1,441	$1,536
Silver : gold ratio	73 : 1	79 : 1	70 : 1	90 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 40 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

2021 compared to 2020

Gold and silver production increased by 26% and 38%, respectively, in Q3/21 compared to Q3/20. The increase is attributed to an increase in processed mineralized material coupled with higher processed grades. Operations in Q3/20 were limited due to decreased staffing availability and travel restrictions put in place by provincial and federal authorities to limit the spread COVID-19.  As of Q3/21, some of these restrictions have been lifted, allowing staff to mobilize to and from the site.

Both gold and silver production increased by 28% in 9M/21 compared to 9M/20. The increase is attributed to an increase in processed mineralized material slightly offset by lower processed grades.  As discussed above, mining and mill throughput was limited in 2020 due to COVID-19 related restrictions.

Revenue from gold and silver sales increased by 3% and 27% in Q3/21 and 9M/21 respectively, compared to Q3/20 and 9M/20. The increase reflects an increase in gold equivalent ounces sold in the 2021 periods. Revenues on concentrate sales include provisional sales adjustments which contributed to the decreased per ounce average realized price per GEO in Q3/21.

Cash costs in Q3/21 and 9M/21 increased by $6.4 million, or 15%, and $24.9 million, or 25%, respectively, compared to Q3/20 and 9M/20. The change is attributed to the increase in mineralized material processed resulting in an increase in production and sales in the 2021 periods. Notwithstanding the aggregate increase, cash costs per ounce decreased marginally due to the continued impact of COVID-19 interruptions in 2021.

All-in sustaining cost per gold equivalent ounce sold in Q3/21 and 9M/21 remained consistent relative to the Q3/20 and 9M/20 periods.

Investment in MSC

We incurred losses of $2.7 million and $5.1 million for the Q3/21 and 9M/21 periods, respectively, in our 49% attributable share of operations from our investment in MSC. A gain in Q3/20 of $2.6 million was recognized and a loss of $1.1 million in the 9M/20 period was incurred. The change in Q3/21 relative to Q3/20 was largely driven by a $9.0 million decrease in gross profits in Q3/21, also in part due to prior period concentrates settlements. Q3/20 revenues also benefited from higher average realized metal prices compared to Q3/21. The change in the 9M periods is also attributed to continued COVID-19 related expenditures.

Exploration activities were focused on the Telken Norte and Saavedra near-mine targets. Drilling is expected to continue through Q4/21.

Strategic alternatives are still being evaluated for our investment in MSC.

MSC Dividend Distribution (49%)

We received $Nil and $7.6 million in dividends from MSC in Q3/21 and 9M/21, compared to $Nil and $0.3 million received during the same periods in 2020.  On October 19, 2021, we received $2.3 million in dividends.

McEwen Copper Inc.

Through McEwen Copper Inc., formerly a wholly-owned subsidiary, the Company owns an 81.6% interest in the Los Azules copper deposit in San Juan, Argentina through its 100% owned subsidiary, Minera Andes Inc.

On August 23, 2021, we successfully closed the first tranche of the private placement, a $40 million investment by our Chairman and CEO, Rob McEwen.  We now own 81.6% of McEwen Copper following the investment by Mr. McEwen.

McEwen Copper owns a 100% interest in the Los Azules copper project in San Juan, Argentina and a 100% interest in the Elder Creek exploration property in Nevada. McEwen Copper intends to pursue an initial public listing within 12 months. Proceeds from the private placement will be used by McEwen Copper to advance the Los Azules project to a pre-feasibility study, construct a new year-round access road to the project, conduct exploration drilling at Los Azules and Elder Creek, and for environmental permitting, community relations, and general corporate purposes.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open pit copper porphyry deposits and is located in San Juan, Argentina. The total indicated and inferred resources are estimated at 29.5 billion lbs of copper. A PEA was completed on the Los Azules project in 2017. Please refer to our website at www.mcewenmining.com for further details.

Work has progressed rapidly following the closing of the first tranche of the private placement. We plan to mobilize drill crews to site in Q4/21 to begin a 174,000 ft (or 53,000m) drill program that is expected to run through the end of Q2/22. The program’s focus will be to confirm the existing indicated mineral resource and upgrade areas currently classified as inferred to indicated. Drilling necessary to complete geo-metallurgical and geotechnical evaluations is also included in the program that will be conducted by an established and well recognized drilling contractor employing the local workforce.

Construction has begun on the new access road that will provide year-round access to the project. To date, construction has advanced 11 miles from the east (72-mile planned length). As part of our ongoing involvement with local communities and entrepreneurs, local contractors are being sourced for the construction. The prefeasibility study is in the tender stage, and we intend to begin work in Q4/21.

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended September 30, 2021				Nine months ended September 30, 2021
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$790	$707	$(1,153)	$344	$1,335	$1,875	$(3,793)	$(583)
Add: Depreciation and depletion	2,140	3,885	—	6,025	6,208	10,469	—	16,677
Cash gross profit (loss)	$2,930	$4,592	$(1,153)	$6,369	$7,543	$12,344	$(3,793)	$16,094

	Three months ended September 30, 2020				Nine months ended September 30, 2020
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$152	$(926)	$73	$(701)	$(9,261)	$(4,310)	$310	$(13,261)
Add: Depreciation and depletion	2,099	2,404	67	4,570	8,527	7,336	217	16,080
Cash gross (loss) profit	$2,251	$1,478	$140	$3,869	$(734)	$3,026	$527	$2,819

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
San José mine cash gross profit (100% basis)
Gross profit	$12,498	$21,576	$42,209	$32,352
Add: Depreciation and depletion	11,690	7,107	28,422	22,084
Cash gross profit	$24,188	$28,683	$70,631	$54,436

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Incremental residual leaching costs for the three and nine months ended September 30, 2021 were $1.8 million or $2,695 per gold equivalent ounce sold and $7.1 million or $2,309 per gold equivalent ounce sold, respectively, compared to $3.1 million or $1,505 and $8.3 million or $1,242 per gold equivalent ounce sold in the same periods of 2020.

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$18,753	$9,635	$28,388	$53,376	$22,622	$75,998
Mine site reclamation, accretion and amortization	167	101	268	483	754	1,238
In‑mine exploration	(79)	568	489	881	1,812	2,692
Capitalized underground mine development (sustaining)	—	857	857	—	1,088	1,088
Capital expenditures on plant and equipment (sustaining)	310	483	793	853	726	1,579
Sustaining leases	390	242	632	1,282	498	1,780
All‑in sustaining costs	$19,541	$11,886	$31,427	$56,875	$27,500	$84,374
Ounces sold, including stream (Au Eq. oz)(1)	12.1	8.4	20.4	33.7	20.5	54.3
Cash cost per ounce ($/Au Eq. oz sold)	$1,553	$1,154	$1,390	$1,582	$1,102	$1,400
AISC per ounce ($/Au Eq. oz sold)	$1,618	$1,423	$1,539	$1,685	$1,339	$1,555
(1)	Total gold equivalent ounces sold for Q3/21 and 9M/21 was 21,100 and 57,400 respectively, and includes gold equivalent ounces sold from the operating mines of 20,400 and 54,300, as disclosed above, and 700 and 3,100 gold equivalent ounces sold from the El Gallo Project for Q3/21 and 9M/21, respectively.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$10,791	$8,874	$19,665	$38,863	$24,231	$63,094
Mine site reclamation, accretion and amortization	230	101	331	738	295	1,033
In‑mine exploration	474	90	564	1,315	707	2,022
Capitalized underground mine development (sustaining)	—	—	—	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	75	61	136	4,663	322	4,985
Sustaining leases	473	104	577	1,452	249	1,701
All‑in sustaining costs	$12,043	$9,230	$21,273	$47,031	$29,450	$76,481
Ounces sold, including stream (Au Eq. oz)(1)	6.8	5.6	12.4	22.1	16.8	38.9
Cash cost per ounce ($/Au Eq. oz sold)	$1,585	$1,581	$1,583	$1,762	$1,440	$1,622
AISC per ounce ($/Au Eq. oz sold)	$1,769	$1,644	$1,713	$2,132	$1,750	$1,967
(1)	Total gold equivalent ounces sold for Q3/20 and 9M/20 was 14,500 and 45,600 respectively, and includes gold equivalent ounces sold from the operating mines of 12,400 and 38,900 as disclosed above, and 2,100 and 6,700 gold equivalent ounces sold from the El Gallo Project for Q3/20 and 9M/20.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$47,911	$41,512	$125,166	$100,230
Mine site reclamation, accretion and amortization	116	113	333	359
Site exploration expenses	2,711	2,820	8,492	6,603
Capitalized underground mine development (sustaining)	6,725	4,292	18,039	13,411
Less: Depreciation	(498)	(229)	(1,324)	(916)
Capital expenditures (sustaining)	6,890	1,803	13,551	5,281
All‑in sustaining costs	$63,855	$50,311	$164,256	$124,968
Ounces sold (Au Eq. oz)	43.5	32.7	114.0	81.3
Cash cost per ounce ($/Au Eq. oz sold)	$1,100	$1,269	$1,098	$1,232
AISC per ounce ($/Au Eq. oz sold)	$1,466	$1,538	$1,441	$1,536

Average realized price

The term average realized price per ounce used in this report is also a non-GAAP financial measure. We prepare this measure to evaluate our performance against the market (London P.M. Fix). Average realized price for our 100% owned properties is calculated as gross sales of gold and silver, less streaming revenue, divided by the number of net ounces sold in the period, less ounces sold under the streaming agreement.

The following table reconciles the average realized prices to the most directly comparable U.S. GAAP measure, revenue from gold and silver sales. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$37,129	$27,395	$101,575	$77,086
Less: revenue from gold sales, stream	326	202	895	883
Revenue from gold and silver sales, excluding stream	$36,803	$27,193	$100,680	$76,203
Gold equivalent ounces sold	21.1	14.5	57.4	45.6
Less: gold ounces sold, stream	0.6	0.4	1.6	1.6
Gold equivalent ounces sold, excluding stream	20.5	14.2	55.9	44.0
Average realized price per Au Eq. oz sold, excluding stream	$1,793	$1,925	$1,802	$1,732

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$35,698	$35,265	$101,540	$88,602
Silver sales	36,400	34,930	94,258	66,064
Gold and silver sales	$72,098	$70,195	$195,797	$154,666
Gold ounces sold	21.6	17.6	59.1	47.3
Silver ounces sold	1,605	1,192	3,841	3,060
Gold equivalent ounces sold	43.5	32.7	114.0	81.3
Average realized price per gold ounce sold	$1,656	$2,002	$1,718	$1,873
Average realized price per silver ounce sold	$22.68	$29.30	$24.54	$21.59
Average realized price per gold equivalent ounce sold	$1,656	$2,146	$1,718	$1,901

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets is calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash, investments, and receivables plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at September 30, 2021 and 2020:

	September 30,
	2021	2020

	(in thousands)
Cash and cash equivalents	$63,144	$7,954
Restricted cash	6,175	10,193
Investments	1,798	—
Precious Metals valued at market value (1)(2)	1,612	676
Total liquid assets	$72,729	$18,823
(1)	As at September 30, 2021 and 2020 we held 901 and 358 gold equivalent ounces in inventory, respectively, net of our streaming agreement, valued at $1,817 and $1,887 per ounce, respectively.
(2)	Precious metals valued at cost, inclusive of ounces to be delivered under the streaming agreement, equals $1,696.

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, costs and feasibility of production, production estimates, receipt of permits or other regulatory or governmental approvals and plans for the development of our properties;

●	statements regarding the potential impacts of the COVID-19 pandemic, government responses to the continuing pandemic, and our response to those issues;

●	statements regarding strategic alternatives that we are, or may in the future, evaluate in connection with our business;

●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 40% on an annual basis. During the nine months ended September 30, 2021, the Argentine peso devalued 14.8% compared to a devaluation of 21% in the same period of 2020.

During the nine months ended September 30, 2021, the Mexican peso devalued by 3.3% compared to a devaluation of 15% against the U.S Dollar in the same period in 2020.

The Canadian dollar experienced a 0.1% devaluation against the U.S. dollar for the nine months ended September 30, 2021, compared to a 3% depreciation in the comparable period of 2020.

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

Based on our Canadian cash balance of $1.5 million (C$1.8 million) at September 30, 2021, a 1% change in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2021, our VAT receivable balance was Mexican peso 16,459,973, equivalent to approximately $0.8 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $101.6 million for the nine months ended September 30, 2021, a 10% change in the price of gold and silver would have had an impact of approximately $10.2 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At September 30, 2021, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of September 30, 2021, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risks on the collection of our VAT receivables, which amount to $0.8 million as at September 30, 2021.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2021, we have surety bonds of $32.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the senior secured credit facility. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last ten years and has been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years preceding the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of their foreign subsidiaries operating in a highly inflationary economy to match the Company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2021, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
10.1

Subscription Agreement between McEwen Copper Inc. and Evanachan Limited dated August 20, 2021 (incorporated by reference from the Current Report Form 8-K filed with the SEC on August 25, 2021, Exhibit 10.1, File No. 001-33190)

10.2

Unanimous Shareholder Agreement between Minera Andes Inc., Evanachan Limited, and McEwen Copper Inc. dated August 20, 2021 (incorporated by reference from the Current Report Form 8-K filed with the SEC on August 25, 2021, Exhibit 10.2, File No. 001-33190)

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and nine months ended September 30, 2021 and 2020, (ii) the Unaudited Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBLR and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 3, 2021	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Anna Ladd-Kruger
Date: November 3, 2021	By: Anna Ladd-Kruger,
Chief Financial Officer