Form 10-Q
period 2022-03-31
McEwen Mining Inc.
filed 2022-05-10
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 474,275,626 shares outstanding as of May 10, 2022.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2022	2021
Revenue from gold and silver sales	$25,542	$23,740
Production costs applicable to sales	(27,824)	(23,589)
Depreciation and depletion	(3,712)	(5,137)
Gross loss	(5,994)	(4,986)

OTHER OPERATING EXPENSES:
Advanced projects	(11,135)	(1,799)
Exploration	(3,210)	(4,956)
General and administrative	(1,981)	(2,083)
Loss from investment in Minera Santa Cruz S.A. (Note 9)	(1,120)	(574)
Depreciation	(142)	(75)
Reclamation and Remediation (Note 11)	(527)	(911)
	(18,115)	(10,398)
Operating loss	(24,109)	(15,384)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(1,640)	(509)
Other income (Note 4)	3,871	1,412
Total other income	2,231	903
Loss before income and mining taxes	(21,878)	(14,481)
Income and mining tax recovery	814	2,015
Net loss after income and mining taxes	(21,064)	(12,466)
Net loss attributable to non-controlling interests (Note 18)	1,737	—
Net loss and comprehensive loss attributable to McEwen shareholders	$(19,327)	$(12,466)

Net loss per share (Note 13):
Basic and Diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and Diluted	464,021	441,794

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 17)	$63,783	$54,287
Restricted cash (Note 17)	2,850	2,550
Investments (Note 5)	2,424	1,806
Receivables, prepaids and other assets (Note 6)	9,945	10,591
Inventories (Note 7)	16,293	15,792
Total current assets	95,295	85,026
Mineral property interests and plant and equipment, net (Note 8)	343,034	342,303
Investment in Minera Santa Cruz S.A. (Note 9)	89,841	90,961
Inventories (Note 7)	3,186	2,543
Restricted cash (Note 17)	3,797	3,797
Other assets	620	711
TOTAL ASSETS	$535,773	$525,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,435	$39,615
Flow-through share premium (Note 12)	4,804	1,572
Lease liabilities	2,484	2,901
Reclamation and remediation liabilities (Note 11)	6,532	5,761
Other liabilities	2,850	2,550
Total current liabilities	59,105	52,399
Lease liabilities	1,267	1,515
Debt (Note 10)	63,553	48,866
Reclamation and remediation liabilities (Note 11)	29,559	29,691
Other liabilities	2,909	2,929
Total liabilities	$156,393	$135,400

Shareholders’ equity:
Common shares: 473,688 as of March 31, 2022 and 459,188 as of December 31, 2021 issued and outstanding (in thousands) (Note 12)	$1,626,099	$1,615,596
Non-controlling interests (Note 18)	13,040	14,777
Accumulated deficit	(1,259,759)	(1,240,432)
Total shareholders’ equity	379,380	389,941
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$535,773	$525,341

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 16

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	227	—	—	227
Sale of flow-through common stock	12,601	10,785	—	—	10,785
Sale of shares for cash	30,000	29,875	—	—	29,875
Net loss	—	—	(12,466)	—	(12,466)
Balance, March 31, 2021	459,188	$1,589,763	$(1,196,014)	$—	$393,749

Balance, December 31, 2021	459,188	$1,615,596	$(1,240,432)	$14,777	$389,941
Stock-based compensation	—	183	—	—	183
Sale of flow-through common shares	14,500	10,320	—	—	10,320
Net loss	—	—	(19,327)	(1,737)	(21,064)
Balance, March 31, 2022	473,688	$1,626,099	$(1,259,759)	$13,040	$379,380

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,064)	$(12,466)
Adjustments to reconcile net loss from operating activities:		0
Loss from investment in Minera Santa Cruz S.A., net of amortization (Note 9)	1,120	574
Depreciation and amortization	3,606	4,662
Gain on investments (Note 5)	(618)	—
Unrealized foreign exchange loss and adjustment to estimate (Note 11)	195	152
Income and mining tax (recovery)	(814)	(2,015)
Stock-based compensation	183	227
Reclamation and remediation (Note 11)	527	911
Increase in other assets related to operations	(763)	(1,562)
(Decrease) in liabilities related to operations	2,008	(626)
Cash used in operating activities	$(15,620)	$(10,143)

Cash flows from investing activities:
Net additions to mineral property interests and plant and equipment	$(4,045)	$(10,085)
Dividends received from Minera Santa Cruz S.A. (Note 9)	—	4,984
Cash used in investing activities	$(4,045)	$(5,101)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 12)	$—	$29,875
Sale of flow-through common shares, net of issuance costs (Note 12)	14,376	11,966
Proceeds from promissory note (Note 10 and Note 14)	15,000	—
Subscription proceeds received in advance	300	—
Payment of finance lease obligations	(215)	(8)
Cash provided by financing activities	$29,461	$41,833
Increase in cash, cash equivalents and restricted cash	9,796	26,589
Cash, cash equivalents and restricted cash, beginning of period	60,634	24,438
Cash, cash equivalents and restricted cash, end of period (Note 17)	$70,430	$51,027

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(1,202)	$(1,215)
Interest received	6	7

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of March 31, 2022, the Company owns an 82% interest in the Los Azules copper deposit in San Juan, Argentina through its 100% owned subsidiary, Minera Andes Inc. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2022 and 2021, the unaudited Consolidated Balance Sheet as at March 31, 2022 and audited Consolidated Balance Sheet as at December 31, 2021, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March, 2022 and 2021, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2021. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

COVID-19

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, there were no mandated suspensions for the Company’s operations during 2021 or during the three months ended March 31, 2022 (although, as described in this report Covid-19 impacted the Company’s operations and results for the quarter). In addition, vaccination rates in countries where the Company operates continue to increase.

The Company’s results of operations, financial position, and cash flows were adversely affected during the three months ended March 31, 2022 and 2021 due to COVID-19. The continuing impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability, ongoing effectiveness, development and distribution and effectiveness of vaccinations and treatments and on government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the greater labor market, supply chains, and the overall economy and the Company is highly uncertain and cannot be predicted. Maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

Continuation of COVID-19 through 2022 and beyond could impact employee health, workforce availability and productivity, insurance premiums, ability to travel, our suppliers, labor costs, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, impeding access to capital markets when needed on acceptable terms and other factors that will depend on future developments that may be beyond the Company’s control. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). However, there is no assurance that these measures will prevent adverse effects from COVID-19 in the future.

Flow-through Issuance

During the three months ended March 31, 2022, the Company completed a Canadian Exploration Expenditures (“CEE”) flow-through common share financing for gross proceeds of $15.1 million. During 2021, the Company raised gross proceeds of $12.7 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and raised gross proceeds of $31.5 million through an equity financing (Note 12). In 2021a subsidiary of the Company secured an additional $40.0 million for its Los Azules project in Argentina (Note 18) and in March 2022, the Company entered into a $15.0 million unsecured subordinated promissory note and amended the terms of its $50.0 million senior secured term loan facility (Note 10).

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

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended March 31, 2022	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$11,742	$12,896	$904	$—	$—	$25,542
Production costs applicable to sales	(14,172)	(8,647)	(5,005)	—	—	(27,824)
Depreciation and depletion	(818)	(2,894)	—	—	—	(3,712)
Gross profit (loss)	(3,248)	1,355	(4,101)	—	—	(5,994)

Advanced projects	(45)	(91)	(1,243)	—	(9,756)	(11,135)
Exploration	(1,449)	(1,700)	(1)	—	(60)	(3,210)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,120)	—	(1,120)
Segment loss	$(4,742)	$(436)	$(5,345)	$(1,120)	$(9,816)	$(21,459)
General and administrative and other						(419)
Loss before income and mining taxes						$(21,878)

Capital expenditures	$277	$3,546	$—	$—	$234	$4,057

Three months ended March 31, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$12,893	$8,561	$2,286	$—	$—	$23,740
Production costs applicable to sales	(13,557)	(6,656)	(3,376)	—	—	(23,589)
Depreciation and depletion	(1,741)	(3,395)	(1)	—	—	(5,137)
Gross loss	(2,405)	(1,490)	(1,091)	—	—	(4,986)

Advanced projects	(84)	(623)	(1,092)	—	$—	(1,799)
Exploration	(864)	(3,434)	(8)	—	$(650)	(4,956)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(574)	$—	(574)
Segment loss	$(3,353)	$(5,547)	$(2,191)	$(574)	$(650)	$(12,315)
General and administrative and other						(2,166)
Loss before income and mining taxes						$(14,481)

Capital expenditures	$757	$9,567	$—	$—	$—	$10,324

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2022	2021	2022	2021
USA	$35,865	$37,877	$11,742	$12,893
Canada	96,448	93,294	12,896	8,561
Mexico	26,558	26,561	904	2,286
Argentina (2)	281,607	282,583	—	—
Total consolidated (3)	$440,478	$440,315	$25,542	$23,740
(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $89.8 million as of March 31, 2022 (December 31, 2021 – $90.9 million).
(3)	Total excludes $0.4 million related to the Company's Right of use office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

NOTE 4 OTHER INCOME

The following is a summary of other income for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,
	2022	2021
COVID-19 Relief	$—	$1,111
Unrealized and realized gain on investments (Note 5)	445	—
Foreign currency gain	2,987	291
Other income, net	439	10
Total other income	$3,871	$1,412

During the three months ended March 31, 2022, the Company recognized $nil (three months ended March 31, 2021 - $1.1 million) of other income through COVID-19 relief from the Canadian government via the Canadian Emergency Wage Subsidy and Canada Emergency Rent Subsidy programs.

From time to time, the Company may acquire and transfer marketable securities to facilitate intragroup funding transfers between the U.S. parent and its Argentine subsidiary.

The Company does not acquire marketable securities or engage in these transactions for speculative purposes. In this regard, under this strategy, the Company generally uses marketable securities of large, well-established companies, with high trading volumes and low volatility. Nonetheless, as the process to acquire, transfer and ultimately sell the marketable securities occurs over several days, some fluctuations are unavoidable.

As the marketable securities are acquired with the intention of a near term sale, they are considered financial instruments that are held for trading. Accordingly, all changes in the fair value of the instruments, between acquisition and disposition, are recognized through profit or loss. Upon receipt of the transferred equity instruments by the local investment broker, the Company realizes an immediate foreign exchange impact. This foreign exchange impact is incurred directly as a result of holding equity instruments with the intention of trading, and as such the foreign exchange impact is also recognized through profit and loss.

As a result of having utilized this mechanism for intragroup funding for the three months ended March 31, 2022, the Company realized a net gain of $2.1 million. The net gain for the three months ended March 31, 2022, was comprised of a foreign currency gain of $2.2 million and a realized loss on investments of $0.1 million, including the impact of fees and commissions. During the three months ended March 31, 2021, no marketable securities were transferred between the U.S. parent and its Argentine subsidiary for intragroup funding purposes.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the three months ended March 31, 2022:

	As at	Additions/	Net gain	Disposals/	Unrealized	As at
	December 31,	transfers during	(loss) on	transfers during	gain on	March 31,
	2021	period	securities sold	period	securities held	2022
Marketable equity securities – fair value	1,644	—	—	—	618	2,262
Warrants	162	—	—	—	—	162
Total Investments	$1,806	$—	$—	$—	$618	$2,424

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

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Government sales tax receivable	$2,930	$3,708
Prepaids and other assets	7,015	6,883
Receivables, prepaid and other current assets	$9,945	$10,591

Included in government sales tax receivable for the three months ended March 31, 2022 is $1.2 million HST receivable from our operations in Black Fox (December 31, 2021 - $2.2 million).

Government sales tax receivable includes $0.9 million of Mexican value-added tax (“VAT”) at March 31, 2022 (December 31, 2021 – $0.9 million). The Company collected $0.3 million of VAT during the three months ended March 31, 2022 (March 31, 2021 – $0.6 million).

NOTE 7 INVENTORIES

Inventories at March 31, 2022, and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Material on leach pads	$385	$4,660
In-process inventory	4,602	3,049
Stockpiles	6,713	5,105
Precious metals	1,783	1,819
Materials and supplies	5,996	3,702
	$19,479	$18,335
Less long-term portion	(3,186)	(2,543)
	$16,293	$15,792

During the three months ended March 31, 2022, inventory at the Black Fox, El Gallo and Gold bar operation were written down to their net realizable value by $0.8 million, $3.4 million and $nil respectively. In March 31, 2021 inventory of Black Fox, El Gallo and Gold Bar were written down to their net realizable value by $nil, $0.8 million and $1.4 Million respectively. These write-downs during the period ended March 31, 2022, a total of $4.2 million (three months ended March 31, 2021 – $2.1 million) were included in production costs applicable to sales and $nil was included in depreciation and depletion (three months ended March 31, 2021 - $0.1 million) in the Statement of Operation.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the new Regulation S-K 1300 requirements of the SEC. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar and Black Fox properties have proven and probable reserves estimated in accordance with Regulation S-K 1300. The El Gallo Project is depleted and depreciated using the straight line, as the project does not have proven and probable reserves as defined in Regulation S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the three months ended March 31, 2022, no indicators of impairment have been noted for any of the Company’s mineral property interests.

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

A summary of the operating results for MSC for the three months ended March 31, 2022, and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$39,207	$53,303
Production costs applicable to sales	(31,789)	(36,367)
Depreciation and depletion	(6,896)	(6,953)
Gross profit	522	9,983
Exploration	(1,735)	(2,236)
Other expenses(1)	(3,880)	(5,536)
Net income (loss) before tax	$(5,093)	$2,211
Current and deferred tax expense	3,807	(1,629)
Net income (loss)	$(1,286)	$582

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$(630)	$285
Amortization of fair value increments	(613)	(1,071)
Income tax recovery	123	212
Loss from investment in MSC, net of amortization	$(1,120)	$(574)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations, other finance-related expenses.

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

Changes in the Company’s investment in MSC for the three months ended March 31, 2022 and year ended December 31, 2021 are as follows:

	Three months ended March 31, 2022	Year ended December 31, 2021
Investment in MSC, beginning of period	$90,961	$108,326
Attributable net (loss) income from MSC	(630)	132
Amortization of fair value increments	(613)	(8,331)
Income tax recovery	123	666
Dividend distribution received	—	(9,832)
Investment in MSC, end of period	$89,841	$90,961

During the three months ended March 31, 2022, the Company received $nil in dividends from MSC (three months ended March 31, 2021 – $5.0 million).

A summary of the key assets and liabilities of MSC on a 100% basis as at March 31, 2022, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at March 31, 2022	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$85,336	$889	$86,225
Total assets	$176,818	$88,710	$265,528

Current liabilities	$(51,574)	$—	$(51,574)
Total liabilities	$(79,865)	$(2,326)	$(82,191)

NOTE 10 DEBT

$50 Million Term Loan Facility

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan facility with Royal Capital Management Corp., as administrative agent, and the lenders party thereto.  Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50.0 million loan:

●	Scheduled repayments of the principal were extended by two years; monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022, and continuing for 11 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023 (but, later extended, as described below).
●	Additionally, the minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil between June 30, 2020, through December 31, 2020, and from $10.0 million to $2.5 million from March 31, 2021, until the end of 2021. The working capital requirement increases to $5.0 million at March 31, 2022, $7.0 million at June 30, 2022, and $10 million at September 30, 2022, and each fiscal quarter thereafter.
●	The Company issued 2,091,700 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.
●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent and certain lenders. An affiliate of Robert R. McEwen remained as a lender. The remaining principal terms of the original agreement remained unchanged.

On March 31, 2022, further amendments were made to the “ARCA” which refinanced the outstanding $50.0 million loan and which terms differed in material respects from the prior last amendment as follows:

●	Scheduled repayments of the principal were extended by 18 months; monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2023, and continuing for 18 months, followed by a final principal payment of $12.0 million, and any accrued interest on March 31, 2025.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the amended term loan to $5.0 million at March 31, 2022, to March 31, 2023. The working capital requirement increases to $7.0 million at June 30, 2023, and $10 million at September 30, 2023, and each fiscal quarter thereafter.
●	The Company issued shares of common stock valued at $0.5 million to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

The remaining principal terms of the original agreement remained unchanged. The Company is currently in full compliance with all covenants.

$15 Million Subordinated Promissory Note

On March 31, 2022, the Company entered into a $15.0 million unsecured subordinated promissory note with a company controlled by Robert R. McEwen, the Company’s Chairman and Chief Executive Officer of McEwen Mining Inc (“Promissory Note”). The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility.

A reconciliation of the Company’s long-term debt for the three months ended March 31, 2022, and for the year ended December 31, 2021, is as follows:

	Three months ended March 31, 2022	Year ended December 31, 2021
Balance, beginning of year	$48,866	$48,160
Promissory note- initial recognition	15,000	—
Interest expense	1,389	5,581
Interest payments	(1,202)	(4,875)
Bonus Interest - Equity based financing fee	(500)	—
Balance, end of period	$63,553	$48,866

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2022, and for the year ended December 31, 2021, are as follows:

	Three months ended March 31, 2022	Year ended December 31, 2021
Asset retirement obligation liability, beginning balance	$35,452	$34,000
Settlements	(83)	(2,225)
Accretion of liability	527	2,405
Revisions to estimates and discount rate	—	1,257
Foreign exchange revaluation	195	15
Asset retirement obligation liability, ending balance	$36,091	$35,452
Less current portion	6,532	5,761
Long-term portion	$29,559	$29,691

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended March 31,
	2022	2021
Reclamation adjustment reflecting updated estimates	$—	$425
Reclamation accretion	527	486
Total	$527	911

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

On March 2, 2022, the Company issued 14,500,000 flow-through common shares priced at $1.04 per share for gross proceeds of $15.1 million. The proceeds of this offering will be used for the continued development of the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.8 million, which were accounted for as a reduction to the common shares. The net proceeds of 14.4 million were allocated between the sale of tax benefits in the amount of $4.1 million and the sale of common shares in the amount of $10.3 million.

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

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of March 31, 2022, the Company had incurred a total of $14.4 million in eligible CEE ($12.7 million as of December 2021 and $1.7 million as of Q1 2022). The Company expects to fulfill its remaining CEE commitments by the end of 2022 from its most recent common share flow through offering of $15.1 million by the end of 2023.

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

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). The Company had reach the total $12.7 million CDE spend requirement during 2021.

Shareholders’ Distributions

Pursuant to the ARCA (Note 10), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to McEwen Mining Inc. common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three months ended March 31, 2022, and 2021, as they would be anti-dilutive.

For the three months ended March 31, 2022, all the outstanding stock options (5,991,100) and all of the outstanding warrants (29,770,766) were excluded from the computation of diluted loss per share. Similarly, for the three months ended March 31, 2021, the outstanding stock options (6,118,817) and the outstanding warrants (29,770,766) were also excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended March 31,
	2022	2021
Lexam L.P.	$—	$11
Execaire, a division of IMP Group	$53	—
REVlaw	$214	35

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2022	December 31, 2021
Execaire, a division of IMP Group	$53	$—
REVlaw	$98	137

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

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three months ended March 31, 2022, the Company paid $0.6 million (three months ended March 31, 2021 – $0.6 million) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 10).

On March 31, 2022, the Company entered into a $15.0 million unsecured subordinated promissory note with a company controlled by Mr. McEwen, the Company’s Chairman and Chief Executive Officer of McEwen Mining Inc. (“Promissory Note”). The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility (Note 10).

On August 23, 2021, an affiliate of Mr. McEwen participated in the Series B private placement offering conducted by McEwen Copper Inc. (“McEwen Copper”) (Note 18).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 5) were valued using the Black-Scholes valuation model as they are not quoted in an active market. The warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of March 31, 2022, no warrants related to the Nevgold transaction have been exercised.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at March 31, 2022, and December 31, 2021, as reported in the Consolidated Balance Sheets:

	Fair value as at March 31, 2022			Fair value as at December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$2,262	$—	$2,262	$1,644	$—	$1,644
Total investments	$2,262	$—	$2,262	$1,644	$—	$1,644

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at March 31, 2022, were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $63.5 million (December 31, 2021 – $48.9 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

Impairment of Mineral Property

During the three months ended March 31, 2022, there were no indicators of impairment for the Company’s long-lived assets and the Company did not record any impairments.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at March 31, 2022, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide surety bonding for its environmental reclamation obligations of $25.3 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $12.4 million (C$15.6 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 17).

Surety Bonds

As at March 31, 2022, the Company had a surety facility in place to cover all its bonding obligations, which include $25.3 million of bonding in Nevada and $12.4 million (C$15.6 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2022, the Company recorded $3.8 million in restricted cash as a deposit against the surety facility.

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2022, the Company recorded revenue of $0.4 million (for the three months ended March 31, 2021 – $0.3 million) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering will be used for the continued development of the Company’s properties in the Timmins region of Canada. As at March 31, 2022, the Company has not started to incur the required CEE spend.

In January 2021, the Company closed a flow-through share issuance to fund the development at the Froome deposit. The Company incurred the full required spend of $12.7 million in CDE during 2021.

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million will be used to incur qualifying CEE in the Timmins region of Ontario by December 31, 2022. As of March 31, 2022, the Company has incurred $14.4 million of the required CEE spend ($12.7 million as of December 2021).

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$63,783	$54,287
Restricted cash - current	2,850	2,550
Restricted cash - non-current	3,797	3,797
Total cash, cash equivalents, and restricted cash	$70,430	$60,634

The current portion of restricted cash are proceeds received as at March 31, 2022, as part of the Company’s ongoing second tranche financing for McEwen Copper. The cash and cash equivalent include $35.6 million related to McEwen Copper for the continued development of the Los Azules project. The non-current portion of restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 16).

NOTE 18 NON-CONTROLLING INTERESTS

On August 23, 2021, the Company announced that its subsidiary, McEwen Copper, closed the first tranche of Series B private placement offering where McEwen Copper issued 4,000,000 common shares at a price of $10.00 per share for gross proceeds of $40.0 million. An affiliate of Mr. McEwen purchased all the shares pursuant to this first tranche. As of March 31, 2022, the affiliate holds 18.6% ownership of McEwen Copper.

As a result of the common shares issued, the Company’s 100% ownership in McEwen Copper was reduced by 18.6%. The Company assessed 18.6% as non-redeemable non-controlling interests. Consequently, the Company recorded $14.9 million as non-controlling interests and $25.1 million as additional paid-in-capital in 2021.

On March 31, 2022, the Company recorded $1.7 million net loss attributed to affiliate’s 18.6% ownership.

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on December 22, 2021.

Failure of the Company to regain compliance with the New York Stock Exchange listing requirements by July 5, 2022, will likely result in delisting of its common stock, which in turn could adversely affect its future financial condition and the market for its common stock.

On January 5, 2022, the Company was notified by the New York Stock Exchange NYSE that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”).  The Company has six months following receipt of the notification to regain compliance with the minimum share price requirement.  As of the filing date of this Quarterly Report, the Company has not regained compliance with Section 802.01C, and has determined not to seek shareholder approval to effect a reverse stock split of its outstanding common stock in an effort to increase the share price to regain compliance.  As a result, absent the price per share of the Company’s common stock rising above $1.00 for 30 or more consecutive trading days as a result of market forces, it is likely that the common stock will be delisted from the NYSE in the near future.  If the common stock ultimately were to be delisted for any reason, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to sell its common stock in certain states within the United States, also potentially impacting the Company’s ability to raise financing. If the Company’s common stock is delisted from the NYSE, the price paid by investors may not be recovered.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at March 31, 2022 and compares it to our financial condition at December 31, 2021. The discussion also analyzes our results of operations for the three months ended March 31, 2022 and compares those to the results for the three months ended March 31, 2021. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2021.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022, and 2021 and to our Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 35.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permits. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by Regulation S-K 1300.

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

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2022, and 2021 are abbreviated as Q1/22 and Q1/21, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a 78:1 silver to gold ratio for the first quarter of 2022, and 68:1 silver to gold for the first quarter of 2021.

Response to the COVID-19 Pandemic

We are continuing to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to rapidly evolve, ensuring the health and safety of the Company’s employees and contractors is one of our top priorities.

The long-term impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, related advisories and restrictions and the success and acceptance of various vaccines, and other adverse effects caused (or contributed to) by pandemic, such as supply chain constraints, labor shortages and inflationary pressures. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

In response to the need to protect our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and has coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19. These measures include:

●	Facilitating the access to vaccinations at our sites by coordinating with local health authorities, and
●	Performing functions remotely as advised by certain jurisdictions. Our head office in Toronto, Canada was shut down on March 13, 2020. As of March 31, 2022, a few corporate employees have returned to the head office, however, most continue to perform their functions remotely.

During Q1/22, we did not qualify for any additional COVID-19 relief funds through the Canadian government’s Canadian Emergency Wage Subsidy and Canadian Emergency Rent Subsidy programs. The Canadian government closed these relief funds at the end of October 2021.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q1/22 are included below and discussed further under Consolidated Financial Performance:

Operational Highlights

●	The Company’s consolidated operations produced 25,100 GEOs for the three months ended March 31, 2022, compared to 30,600 GEOs during the same period in 2021. This included 14,400 GEOs from our 100% owned operations and 10,700 attributable GEOs from the San José Mine(1) which was 3.5% higher and 35.7% lower for the applicable segment, respectively than the same period last year.

●	McEwen Copper Inc has been active progressing the Los Azules Copper Project in Argentina in all fronts including drilling, road construction, technical studies, and community engagement. The current drilling program for the Los Azules Prefeasibility Study (PFS) considers 59,000 meters of which we expect approximately 13,000 meters to be completed during Q2/22.

●	On Apr 1, 2022 the Gold Bar mine received the regulators record of decision approving the amendment to the plan of operations to include and proceed with the development of the Gold Bar South Project. Mining activities and production are expected to begin during H2/22.

●	The Fox Complex Preliminary Economic Analysis was completed and envisions multiple underground mining operations feeding the Stock Mill, inclusive of the mine plan at Froome, targeting a peak annual gold production of 100,000 ounces per annum between years 6-10 and an overall mine life of 12 years. Life of mine average cash and all-in sustaining costs (AISC) were estimated at $797 and $1,224 per ounce respectively.

●	On May 6, 2022, the Company announced that Anna Ladd-Kruger, Chief Financial Officer, has decided to retire to focus on her health and family; she will depart after the first quarter reporting is complete and an orderly transition is in place. CFO responsibilities will be assumed on an interim basis by Perry Y. Ing until a new candidate transition into the position. Mr. Ing, CA, CPA, CFA, is an experienced executive who previously served as CFO of the Company and its predecessor from 2008 to 2015 and subsequently served as CFO of Kirkland Lake Gold and, most recently, of Mountain Province Diamonds.

●	On May 6, 2022, the Company announced Peter Mah, Chief Operating Officer, is stepping down for personal reasons on June 3rd. Responsibility for oversight of operations will be assumed on an interim basis by William (Bill) Shaver, currently a director of the Company. Mr. Shaver, P. Eng., is a seasoned mining executive with over 50 years of management and executive experience in all facets of mine design, construction, and operations. In 1980, he was a co-founder of Dynatec Corporation, which became one of the leading contracting and mine operating groups in North America. Most recently, he served as Chief Operating Officer of INV Metals before its sale to Dundee Precious Metals.

Financial Highlights

●	Cash, cash equivalents and restricted cash of $70.4 million were reported as at March 31, 2022, of which $35.6 million is attributable to McEwen Copper to advance the Los Azules Copper project.
●	We had a positive working capital of $36.2 million as at March 31, 2022.
●	Revenues of $25.5 million were reported in Q1/22 from the sale of 13,931 gold equivalent ounces from our 100% owned operations at an average realized price(2) of $1,895 per gold equivalent ounce.

●	We reported a cash gross loss(2) of $2.3 million in Q1/22, with a gross loss of $6.0 million. We reported a net loss of $19.3 million, which included $14.4 million invested on exploration and advancing our Los Azules project.

Exploration and Reserves

●	We spent $14.4 million on exploration and advanced projects in Q1/22, with the primary focus on advancing Los Azules Copper Project in Argentina, and expanding resource base at Stock West, (Fox Complex), Canada and at Gold Bar mine areas, USA.

●	On January 26, 2022, we announced the results of our Preliminary Economic Assessment (“PEA”) of the Fox Complex. The PEA estimates positive economics for our expansion project at the Black Fox Complex, where after depletion of Froome, production could continue for another 9 years, at an average of 80,800 oz gold per year. Overall, estimated economics predict an IRR of 21% at a gold price of $1,650/oz, at average cash costs and AISC of $769/oz, and $1,246/oz respectively.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 35.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$25,542	$23,740
Production costs applicable to sales	$(27,824)	$(23,589)
Loss before income and mining taxes	$(21,878)	$(14,481)
Net loss attributable to McEwen shareholders	$(19,327)	$(12,466)
Net loss per share attributable to McEwen shareholders	$(0.04)	$(0.03)
Cash used in operating activities	$(15,620)	$(10,143)
Cash additions to mineral property interests and plant and equipment	$4,045	$10,085
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.

	Three months ended March 31,
	2022	2021

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	25.1	30.6
100% owned operations	14.4	13.9
San José mine (49% attributable)	10.7	16.7
Sold - gold equivalent ounces(1)	23.6	30.2
100% owned operations	13.9	13.8
San José mine (49% attributable)	9.8	16.4
Average realized price ($/Au Eq. oz)(2)(3)	$1,895	$1,763
P.M. Fix Gold ($/oz)	$1,877	$1,794
Cash cost per ounce ($/Au Eq. oz sold)(2)
100% owned operations	$1,696	$1,611
San José mine (49% attributable)	$1,589	$1,088
AISC per ounce ($/Au Eq. oz sold)(2)
100% owned operations	$2,146	$1,777
San José mine (49% attributable)	$2,103	$1,328
Cash gross (loss) profit (2)	$(2,282)	$151
Silver:gold ratio(1)	78:1	68:1
(1)	Silver production is presented as a gold equivalent with a silver: gold ratio of 78:1 for Q1/22 and 68:1 for Q1/21. See page 22.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 35.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

In Q1/22, we reported a net loss of $19.3 million (or $0.04 per share) compared to a loss of $12.5 million (or $0.03 per share) in the quarter ended March 31, 2021. The current net loss includes $14.4 million (Q1/21 - $6.8 million) of which $9.8 million was related to expenditures for the Los Azules project and $3.8 million on the continued exploration at our Canadian and US operating sites.

Cash gross loss (a non-GAAP measure) of $2.3 million for Q1/22 increased by $2.1 million from the $0.2 million cash gross profit recorded in Q1/21. The loss is attributed to increased production costs at all our operations in Q1/22 offset by an increase in sales at Fox during Q1/22 as compared to Q1/21. Please see Results of Operations section.

Production from our 100% owned mines of gold equivalent ounces (GEOs) in Q1/22 was comparable to Q1/21: 14,400 versus 13,900 GEOs respectively.

At Gold Bar, production of 6,274 GEOs for Q1/22 was 15% lower than Q1/21 (7,415 GEOs). Q1/22, production at Gold Bar was hampered by poorer weather days than anticipated, however, this was offset by higher than planned gold recovery from the heap leach. It is expected that production from Gold Bar will be in line with the 2022 market guidance.

The Fox Complex produced 7,667 GEOs in Q1/22, a 47% increase from the same period in 2021 of 5,227 GEOs. For Q1/22, Fox Complex production was exclusively from the Froome Mine, whereas in Q1/21, Froome was still in development and Black Fox mining activity was winding down. However, production from the Fox Complex was lower than expected during Q1/22, due primarily to an unplanned cone crusher rebuild, in early Q1/22, reduced workforce due to new government mandated Covid-19 isolation requirements, unusual periods of cold weather and higher than normal snow fall and earlier than expected freeze thaw cycles towards the end of the quarter. In addition to the existing crusher rebuild an additional spare crusher was purchased and is at site. It is anticipated that the 2022 forecasted production will be achieved.

Our share of the San José mine production was 10,741 GEOs in Q1/22, which was 35.7% lower than the 16,700 GEOs produced in Q1/21. During Q1/22 COVID-19 had a more pronounced impact on operations compared to the same period in 2021.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales in Q1/22 of $25.5 million increased by 8% or $1.8 million compared to Q1/21. The higher revenue in Q1/22 compared to Q1/21 is attributed to the realized gold price, which was $132/oz higher year over year.

Production Costs applicable to sales in Q1/22 increased by 18% to $27.8 million compared to Q1/21. The increase is driven by higher production costs at all of our operations. This is discussed further in the “Results of Operations” section.

Advanced projects costs for Q1/22 of $11.1 million, increased from the $1.8 million, spent in Q1/21. Costs during Q1/22 were largely driven by expenditures to advance the Los Azules Copper Project. Costs during Q1/21 included continued spending for the Fox Complex expansion PEA, and the Fenix project in Mexico however there were no costs to advance the Los Azules project in the same period last year.

Exploration costs of $3.2 million for Q1/22 are (Q1/21 of $4.9 million) were for continued exploration to expand high potential target areas in the Timmins region of Ontario and at the Nevada Operations. During the quarter, the Company closed a $15.1 million flow-through share gross financing to support additional exploration in the Timmins region.

Loss from investment in MSC of $1.1 million in Q1/22 represents a $0.5 million negative change from the $0.6 million loss recognized in the Q1/21 period. The change is attributed to a $9.5 million decrease in gross profits (100% basis) driven by materially lower production and continued COVID-19 related expenditures.

Reclamation and remediation expenses of $0.5 million in Q1/22 compared to $0.9 million for Q1/21. The decreased by $0.4 million from Q1/21 due to reclamation adjustments reflecting reclamation completed at Tonkin Springs and estimate updates.

Interest and other finance expenses, net of $1.6 million in Q1/22 compared to $0.5 million to Q1/21 relates to the Company’s debt facilities and surety bond facility financing charges.

Other income of $3.9 million in Q1/22 increased by $2.5 million from the $1.4 million recognized in Q1/21. The change is attributable to revaluation of investments, foreign exchange gain, as well as realized gain of $2.0 million from a mechanism whereby US funds are used to buy and then sell equity securities denominated in Argentinian pesos. The buying and selling of the equity securities create an implied exchange rate, which diverges significantly above Argentina’s official fixed exchange rate. Please also see Notes 4 and 5 to the Consolidated Financial Statements.

Income and mining tax recovery of $0.8 million, for Q1/22, decreased compared to $2.0 million in Q1/21. The decrease in the tax recovery for Q1/22 is primarily due to the flow-through share premium amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and restricted cash balance as at March 31, 2022, of $70.4 million increased by $9.8 million, from $60.6 million as at December 31, 2021. The increase in cash and cash equivalents and restricted cash balance during the three months ended March 31, 2022, was driven by the cash provided from financing activities totaling of $29.5 million, partially offset by $15.6 million used in operating activities and $4.0 million used in investing activities. $35.6 million of the current cash balance is attributable to McEwen Copper to advance the Los Azules Copper project.

Cash from financing activities, during the first three months of 2022, included net proceeds of $14.4 million (gross proceeds of $15.1 million) on the issuance of Canadian exploration expenditures (“CEE”) flow-through shares on March 2, 2022. We are required to spend the flow-through share proceeds on CEE flow-through eligible expenditures as defined by subsection 66.2(5) of the Income Tax Act (Canada). For more details on our flow-through share financing, refer to Note 12 to the Consolidated Financial Statements. Additionally, cash proceeds of $15.0 million were provided through an unsecured loan provided by a related party that will be used for working capital purposes. Details on the promissory note and the loan can be found in Note 10 and Note 14 of the accompanying Consolidated Financial Statements.

Cash used in operations in Q1/22 was $15.6 million, compared with $10.1 million in Q1/21. The $5.5 million variance was primarily driven by the net loss after income and mining taxes of $19.3 million in Q1/22, relative to the $12.5 million in Q1/21.

Cash used in investing activities of $4.0 million in Q1/22 was lower than the $5.1 million used in Q1/21. The change is largely attributed to the increased capital development costs incurred at the Froome mine deposit at the Fox Complex in Q1/21, offset by a $5.0 million dividend received from MSC in the Q1/21 period ($nil – Q1/22).

Working capital as at March 31, 2022, was $36.2 million, and increased by $3.6 million from working capital of $32.6 million as at December 31, 2021. The change is largely attributed to the increase in cash and cash equivalents driven by the financing activities during the quarter, offset by cash used in operating and investing activities, as discussed above.

We believe we have sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and other exploration properties in Nevada, U.S.A.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,
	2022	2021
Operating Results
Mined mineralized material (t)	280	465
Average grade (gpt Au)	0.81	0.75
Processed mineralized material (t)	337	402
Average grade (gpt Au)	0.62	0.75
Gold equivalent ounces:
Produced	6.3	7.4
Sold	6.2	7.3
Revenue from gold and silver sales	$11,742	$12,893
Cash costs(1)	$14,172	$13,557
Cash cost per ounce ($/Au Eq. oz sold)(1)	$2,284	$1,865
All‑in sustaining costs(1)	$16,336	$14,061
AISC per ounce ($/Au Eq. oz sold)(1)	$2,633	$1,934
Silver:gold ratio	78:1	68:1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information.

2022 compared to 2021

Gold Bar produced 6,274 GEOs in Q1/22, which reflects a 15% decrease from the 7,415 GEOs produced in Q1/21, the decrease was primarily due to a greater number of days impacted by weather during the 2022 period where mining activity could not be conducted due to potentially preg-robbing carbonaceous ore that was stockpiled separately while metallurgical testing and potential solutions to recover gold are assessed. The lower mining production was partially offset by higher than planned gold recoveries from the leach pad.  Higher leach pad gold recoveries compared to the updated Feasibility Study dated February 21, 2021, are the subject of ongoing metallurgical test work and studies. Indications are that actual recovery rates are higher than what is currently being modeled and expected to benefit the upcoming quarters as quarter-on-quarter gold inventories drawn down are expected to continue to outperform plan.

Revenue from gold and silver sales of $11.7 million from Gold Bar in Q1/22 decreased from the $12.9 million revenue in Q1/2. This reflected the 15% decrease in GEOs sold, partially offset by a 6% increase in realized gold price ($1,873/GEO in Q1/22 compared to $1,768/GEO in Q1/21).

Production costs applicable to sales of $14.2 million in Q1/22 increased by $0.6 million from $13.6 million in Q1/21. The higher costs were due to the winter weather delays, as well as additional costs incurred related to the more than expected mining of the potentially preg-robbing carbonaceous ore material in the bottom of the northwest area of Pick West which was later classified as waste.

Cash cost and AISC per gold equivalent ounce in Q1/22 were $2,284/oz and $2,633/oz, respectively. This compares to the respective Q1/21 results of $1,865/oz and $1,934/oz. The higher cost, on a per ounce basis, was the result of higher operating cash costs and the lower number of ounces produced in Q1/22, compared to Q1/21, as discussed above.

Exploration Activities – Nevada

We are committed to targeting potential unmined zones and extending known mineralized structures in the Gold Bar Mine area and Tonkin properties. Our exploration efforts are focused on de-risking the geological and metallurgical models and expanding resources to replace mining depletion, improving annual gold production, and extending the operations life of mine.

In Q1/22, we incurred $1.5 million, ($0.5 million in Q1/21) in exploration expenditures in the Gold Bar mine area. Tonkin drilling was placed on hold while resource models from the 2021 drill program were updated and interpreted.

Regulatory approval to amend the plan of operations to include the Gold Bar South (“GBS”) deposit was received April 1, 2022. Plans to develop are now progressing beginning with the construction of the access road to GBS and upcoming Phase 1B heap leach pad expansion to support the expected commencement of gold production from GBS in Q2/22.

During Q1/22, drilling at Gold Bar was focused on the Cabin North and southwest (SW) Pick West targets. Generally mixed results were returned at Cabin, but positive results were returned from the majority of holes at the SW Pick West extension. Highlights include core hole GBSW002 which returned 126.5 feet grading 1.926 g/t Au with an average AuCN ratio of 80.1% from 168 feet to 294.5 feet, and GBSW006 which returned 64 feet grading 0.932 g/t Au from 89 feet to 153 feet (AuCN=65.5%), including 15.5 feet grading 2.405 g/t Au from 122.5 feet to 138 feet (AuCN=87.3%). Geological modelling was underway toward the end of the quarter with an updated resource estimate for both areas expected early in Q2/22.

A total of 2,148 feet of drilling (655 meters) was completed with direct drilling costs of some $190 per foot (or $624 per meter). Unit costs are skewed by the low overall volume of drilling completed to date.  Outboard from the Gold Bar mine proper, a proposal to test several targets at and proximal to the Atlas Mine and waste dump areas was near completion at the end of the quarter.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes the Black Fox underground mine which is on care and maintenance, the Froome underground mine currently in operation feeding the mill and the Grey Fox and Stock advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Fox Complex

Black Fox mine production ceased in 2021 as commercial production was reached at the Froom mine on September 19, 2021.

On January 26, 2022, we announced the results of our PEA on the Fox Complex. The PEA estimates positive economics for our expansion project at Fox, where after depletion of Froome, production could continue for another 9 years, at average of 80,800 oz gold per year. Overall, estimated economics predict an IRR of 21% at a gold price of $1,650/oz, at average cash costs and AISC of $769/oz and $1,246/oz, respectively. Work continues to look at opportunities to optimize the payback period of the Fox Complex.

The following table summarizes the operating results for the Black Fox and Froome mines for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,
	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	103	47
Average grade (gpt Au)	3.51	3.27
Processed mineralized material (t)	68	48
Average grade (gpt Au)	3.86	3.25
Gold equivalent ounces:
Produced	7.7	5.2
Sold	7.2	5.3
Revenue from gold and silver sales	$12,896	$8,561
Cash costs(1)	$8,647	$6,656
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,193	$1,262
All‑in sustaining costs(1)	$12,531	$8,232
AISC per ounce ($/Au Eq. oz sold)(1)	$1,729	$1,560
Silver:gold ratio	78:1	68:1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information.

2022 compared to 2021

Production in Q1/22 from the Fox Complex was 7,667 GEOs, compared to 5,227 GEOs in Q1/21. Despite the 47% production increase from Q1/21, production was lower than forecasted for this quarter as discussed in the Consolidated Performance section.

Revenue from gold sales of $12.9 million Q1/22 was $12.9 million an increase of $4.3 million over gold sales revenue of $8.6 million in Q1/21. The increase reflects more GEOs produced and sold and a higher average realized gold price in Q1/22 versus Q1/21.

Production costs applicable to sales of $8.6 million in Q1/22 increased by $1.9 million, compared to $6.7 million in Q1/21. Cost of sales increased 28% increase as a result of increased in gold sales, COVID-19 impacted costs related to personnel as well as costs related to the unplanned maintenance crusher costs.

Cash cost and AISC per gold equivalent ounce were $1,193/oz and $1,729/oz in Q1/22, respectively, and $1,262/oz and $1,560/oz in Q1/21, respectively. As discussed above, the decrease in cash costs and AISC in Q1/22 compared to Q1/21 was driven by higher productivity and gold production from Froome when compared to Black Fox, offset by the impact of COVID-19 and crusher rebuild during the quarter.

Exploration Activities

The programs are focused on expanding known mineral resources. At the Fox Complex, the objective is to shorten the payback period outlined in the Fox Complex PEA (Preliminary Economic Assessment). We incurred $1.7 million for exploration initiatives at the Fox Complex in Q1/22, compared to $1.2 million in Q1/21.

Froome Mine

Underground diamond drilling is being completed to identify additional mineralization adjacent to the Froome orebody where potential may exist to expand incrementally in multiple directions as well as discover new or satellite bodies of mineralization. During the quarter, some 40,240 feet (or 12,270 meters) of diamond drilling was completed in 93 drill holes at an all-in cost of $116.02 per meter. The overall rate of drilling was high versus the budget at 162% of plan. This was due to the use of two drills versus one planned in January and February. The drilling rate will be adjusted to be in-line with the overall budget for 2022. Very good delineation results were encountered including hole 140-L056-08, which returned 9.52 g/t Au along 6.6 meters of length on the eastern margin of Froome. Narrower intercepts, with variable grades were returned in samples below the 200 elevation to the west of Froome.

Grey Fox

No drilling was conducted at Grey Fox in Q1/22 to focus on the resources at the Stock property. We are evaluating selective shallow targets with attractive upside potential. Immediate priorities remain extensions of Whiskey Jack along the A-1 fault and into the sediments immediately to the west.

Stock Property

The Stock exploration area sits adjacent to our Stock mill, which currently processes ore from the Froome mine. This facility processed ore from the historical underground Stock mine, which operated intermittently from the early 1980s until 2004, producing a total of 137,000 ounces of gold.

The Stock West deposit, which is host to 144,000 ounces Indicated and 111,000 ounces Inferred of gold resources, was discovered in 2019. In Q1/22, exploration was conducted with three diamond drills. A total of 36,900 feet (or 11,244 meters) of surface exploration drilling in 45 drill holes was completed in the footwall of and immediately west of the Stock Mine. The primary focus of this work was to identify new shallow mineral resources proximal to existing and planned development that could complement future mining during the development of the Stock West underground infrastructure. To date, results indicate that previously unknown mineralization exists shallow and proximal to the Stock Mine. Though preliminary, typical drill intercepts that may lead to delineating mineralization of economic interest range in grade between 3.50 g/t Au to 5.00 g/t Au across true widths of 2.5 to 4.0 meters. This drilling will continue for the remainder of the year.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa, Mexico.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,
	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	0.5	1.3
Sold	0.5	1.3
Silver ounces:
Produced	0.1	0.2
Sold	—	—
Gold equivalent ounces:
Produced	0.5	1.3
Sold	0.5	1.3
Revenue from gold and silver sales	$904	$2,286
Silver:gold ratio	78:1	68:1

Cash costs and All-in-sustaining costs

As the El Gallo Project’s gold production and sales are the result of residual leaching activities, we have ceased relying on and disclosing cash cost and AISC per gold equivalent ounce as key metrics for the operation. Incremental residual leaching costs included production costs less inventory movements.

The decrease in residual leaching costs for Q1/22 was $0.7 million, or $1,677/GEO, resulting in a final $3.4 million write-down of the heap leach and in-circuit inventory balances. The residual leaching activities at El Gallo are expected to cease in mid-2022.

2022 compared to 2021

Production and revenue, as expected, decreased in Q1/22, compared to Q1/21, as we wind down our residual heap leach operation.

Advanced-Stage Properties – Fenix Project

McEwen Mining announced on December 31, 2020, the results of a feasibility study for the development of its 100%-owned Fenix Project, which includes the El Gallo Gold, and El Gallo Silver deposits, located in Sinaloa, Mexico.

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

The Fenix Project feasibility study was published on February 16, 2021 and is available for review on our website and SEDAR (www.sedar.com).

Multiple strategic alternatives continue to be evaluated for the project including lower capital costs, potential base metal evaluation and the possible divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2022, and 2021 on a 100% basis:

	Three months ended March 31,
	2022	2021

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	103	96
Average grade mined (gpt)
Gold	5.5	5.8
Silver	300	364
Processed mineralized material (t)	74	101
Average grade processed (gpt)
Gold	6.4	6.5
Silver	331	344
Average recovery (%):
Gold	0.87	90.8
Silver	0.87	90.8
Gold ounces:
Produced	13.2	19.3
Sold	11.8	18.8
Silver ounces:
Produced	685	1,005
Sold	640	997
Gold equivalent ounces:
Produced	21.9	34.1
Sold	20.0	33.4
Revenue from gold and silver sales	$39,207	$53,303
Average realized price:
Gold ($/Au oz)	$1,961	$1,585
Silver ($/Ag oz)	$25.14	$23.62
Cash costs(1)	$31,789	$36,367
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,589	$1,088
All‑in sustaining costs(1)	$42,068	$44,390
AISC per ounce ($/Au Eq. oz sold)(1)	$2,103	$1,328
Silver:gold ratio	78:1	68:1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 35 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1 2022 compared to Q1 2021

Gold and silver production each decreased by 36% in Q1/22, compared to Q1/21. The decrease is attributed to a decrease in processed mineralized material coupled with lower processed silver grades. Operations in Q1/22 were limited due to decreased staffing availability due to COVID-19.

Revenue from gold and silver sales decreased by 26% in Q1/22, compared to Q1/21. The decrease reflects a decrease in GEOs sold in Q1/22. During Q1/21, revenues on concentrate sales include provisional sales adjustments from prior quarters, which contributed to the increased per ounce average realized price.

Cash costs in Q1/22 decreased by $4.6 million, or 13%, compared to Q1/21. The cost change is attributed to the decrease in mineralized material processed costs. Notwithstanding the aggregate cost decrease, cash costs per ounce increased marginally due to the lower production of gold and silver ounces.

All-in sustaining cost GEO sold in Q1/22 of $2,103/oz increased compared to the $1,328/oz incurred in Q1/21 due to sustaining capitalized underground mine development and due to the lower production of gold and silver ounces in Q1/22, as compared to Q1/21.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q1/22 included a $1.1 million loss, compared to a loss of $0.6 million in Q1/21.

MSC Dividend Distribution (49%)

There were no dividends received from MSC in Q1/22, compared to $5.0 million in dividends received during the same period in 2021.

McEwen Copper Inc.

Through McEwen Copper Inc. (“McEwen Copper”) the Company owns an 82% interest in the Los Azules copper project in San Juan, Argentina

On August 23, 2021, McEwen Copper successfully closed the first tranche of the private placement, a $40 million investment by our Executive Chairman and largest shareholder, Robert R. McEwen.

McEwen Copper will use proceeds from the private placement to update a Preliminary Economic Analysis addressing risks and opportunities by the end of 2022 while simultaneously advancing the Los Azules project towards a pre-feasibility study.  The use of funds will also include exploration drilling, a new resource model baseline monitoring for environmental permitting, community development and relations other technical work and general corporate purposes.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open pit copper porphyry deposits and is located in San Juan, Argentina. The total indicated and inferred resources were estimated at 29.5 billion lbs of copper which was supported by a PEA that was completed in 2017.  Since that time, extensive enterprise optimization work has been completed on potential larger scale, lower cost and lower carbon footprint options revealing opportunities to guide the drilling and technical workflows.   Please refer to our website at www.mcewenmining.com for further details.

Michael Meding was appointed as Vice President and will be accountable for the overall direction and management of the Los Azules copper project in San Juan. He will play a significant role in taking McEwen Copper through its next phases of technical studies and plans for a public listing as the company advances the project to becoming a global model for environmentally and socially responsible green mining. Mr. Meding has over 20 years of international experience, primarily with major mining companies such as Barrick Gold and Trafigura, including extensive experience with project development and operations in Argentina. While at Barrick Gold's Veladero mine in Argentina, he played a key role in the turnaround, extension of the mine life, and subsequent strategic partnering with Shandong Gold. Mr. Meding is trilingual (Spanish-English-German) and holds an MBA from Indiana University in Pennsylvania and an MBA from the Leipzig Graduate School of Management in Germany.

The Company spent $9.8 million dollars in Q1/22 on the activities below.

Drilling Program

Work has progressed rapidly following the closing of the first tranche of the private placement. Mobilization of drill crews commenced in Q4/21 to begin a 193,500 feet (or 59,000 meters) drill program which increased from the prior planned campaign by approximately 19.700 feet (or 6,000 meters), the latter to obtain additional information for a more comprehensive geo-technical program than initially contemplated. Drilling began in late January after a 10 day suspension of work due to a COVID-19 outbreak at the Los Azules Camps. Ten drills were operational at site by January 2022. Since then, improved camp protocols allowed drilling to progress continuously to the end of the quarter. During Q1 2022, approximately 5,340 meters of drilling were completed in ten holes; by early May 2022 approximately 10,780 meters have been drilled. This lower-than-planned result for the quarter was impacted by lower than planned availability, productivity and reliability of drills assigned to the project. Drill contractor mobilization of crews, equipment, and parts supply were adversely affected by Covid and drilling industry-wide shortages of labor in Argentina.  Measures undertaken to remedy these challenges are resulting in improved performance during April. Nine drills are currently active, and a two-to-three-week turnaround time is currently being maintained at the assay lab. The drill program will continue as long as weather permits in Q2 followed by a winter break which are the months of June to August,  before commencing again in spring, which in Argentina are the months of September to November.

The primary objectives of the drill program are:

1. Improve the structural and geo-metallurgical understanding of the deposit and geologic model

2. Support an updated PEA by the end of Q1 2023

3. Improve the confidence in the mineral resource estimate upgrading inferred to indicated mineral resource classification

4. Identify the optimal pit and production scale based on the preliminary results of the Whittle enterprise optimization study that was completed in Q4/21 to Q1/22

5. Gather other technical information that will support a prefeasibility study on the optimal pit targeted for H1 2024

Also underway is a comprehensive hyperspectral scanning program of new and historic core. Data from this initiative will ensure a more robust and consistent geological model.

Road Construction

The company aims for access to the site during much of the year to advance exploration activities. A new low altitude road access (max 3.400 metres above sea level “MASL”) has been developed; while this road is longer, it has only one pass and we share part of the road with the other mining projects including Pachon from Glencore and Altar from Aldebaran Resources. The road has been useable since March but will be further upgraded. The current two existing roads to the site are anticipated to provide near year-round access to adequately support the current phase of work and therefore construction of the northern access road has been halted until further assessment and trade-offs of infrastructure requirements such as power during the prefeasibility study is completed.

Technical Studies

Study teams began work on an update to the 2017 PEA to include additional drill information, assay information and metallurgical testing of core drilled during the 2017/ 2018 season and is incorporating ongoing drill results.  Work on some initial trade-off studies, an updated glacier study, and initial geotechnical field work for the design of the tailing and waste storage facilities were undertaken during the quarter.  Hyperspectral scanning of existing and new core began during the quarter to provide an additional source for geological data and insight. Hydro-geological assessments of historical information and the re-establishment of existing water monitoring locations was started.

Initial work was begun to update the mineral resource model. An updated geological model will be prepared using the information from the hyperspectral scan data and from a multi-element re-assay program for copper speciation and other minerals.

A preliminary Whittle enterprise optimization study was completed in Q1/22 using existing information. The study focused on the following objectives: improve value, optimize scale, minimize risks and enable fast trade off analysis of environmentally friendly, green, regenerative solutions. One of its’ primary aims was to help understand how the project key drivers interact for these objectives and then subsequently prioritize and guide the PEA update and prefeasibility study workflows. This is unique to this project to have optimization work guide the study work using the available information and challenging the prior assumptions on limitations that usually determine the project size. The analysis showed there is potential to include several changes to previous limitations which could create a significant increase in the value of the project which the company aims to include in the forthcoming PEA update Q1/23.

Community Engagement

McEwen Copper believes that mining can and should support socio-economic development and as such has a dedicated community engagement team in Argentina for the Los Azules project. We further believe that the community's needs are best known by the community itself and thus we engage in an active dialogue to define our activities. The team maintains an accessible presence in the city of San Juan as well as the municipality of Calingasta where the project is developed. Projects are identified based on socio-economic baseline studies and then are coordinated with community representatives. The community engagement team drives our sustainability efforts and is currently focused on sub-systems relating to local procurement, local employment, environment, health, education, training and security. McEwen Copper invests in projects such as the construction of the medical outpost in Villa Nueva, Calingasta, sponsoring diplomas for teachers for ongoing continuing education, investing in low energy lighting (LED) to lower energy consumption, increase safety and to avoid light contamination.

Permitting

The company has secured all required permits to allow its exploration program in Los Azules.

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

Cash Gross Profit or Loss

Cash gross profit or loss is a non-GAAP financial measure and does not have any standardized meaning. We use cash gross profit to evaluate our operating performance and ability to generate cash flow; we disclose cash gross profit as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss. Cash gross profit is calculated by adding back the depreciation and depletion expense to gross profit or loss.

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended March 31, 2022
	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(3,248)	$1,355	$(4,101)	$(5,994)
Add: Depreciation and depletion	818	2,894	—	3,712
Cash gross (loss) profit	$(2,430)	$4,249	$(4,101)	$(2,282)

	Three months ended March 31, 2021
	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(2,405)	$(1,490)	$(1,091)	$(4,986)
Add: Depreciation and depletion	1,741	3,395	1	5,137
Cash gross profit (loss)	$(664)	$1,905	$(1,090)	$151

	Three months ended March 31,
	2022	2021

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$522	$9,983
Add: Depreciation and depletion	6,896	6,953
Cash gross profit	$7,418	$16,936

Cash Costs and All-In Sustaining Costs

The terms cash costs, cash cost per ounce, all-in sustaining costs, (“AISC”) and all-in sustaining cost per ounce used in this report are non-GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis, and believe these measures provide investors and analysts with useful information about our underlying costs of operations.

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

All-in sustaining costs consist of cash costs (as described above), plus accretion of retirement obligations and amortization of the asset retirement costs related to operating sites, environmental rehabilitation costs for mines with no reserves, sustaining exploration and development costs, sustaining capital expenditures and sustaining lease payments. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. The following is additional information regarding our all-in sustaining costs:

●	Sustaining operating costs represent expenditures incurred at current operations that are considered necessary to maintain current annual production at the mine site and include mine development costs and ongoing replacement of mine equipment and other capital facilities. Sustaining capital costs do not include the costs of expanding the project that would result in improved productivity of the existing asset, increased existing capacity or extended useful life.

●	Sustaining exploration and development costs include expenditures incurred to sustain current operations and to replace reserves and/or resources extracted as part of the ongoing production. Exploration activity performed near-mine (brownfield) or new exploration projects (greenfield) are classified as non-sustaining.

The sum of all-in sustaining costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

Costs excluded from cash costs and all-in sustaining costs, in addition to depreciation and depletion, are income and mining tax expense, all corporate financing charges, costs related to business combinations, asset acquisitions and asset disposals, impairment charges and any items that are deducted for the purpose of normalizing items.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. expensed in the current period, with the latter not relevant on the evaluation of the residual leaching operations. Residual leaching costs for the three months ended March 31, 2022, were $0.7 million or $1,677 per gold equivalent ounce sold, compared to $2.6 million or $2,035 per gold equivalent ounce sold in the same periods of 2021. For this reason, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the El Gallo Project.

	Three months ended March 31, 2022
	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$14,172	$8,647	$22,819
Mine site reclamation, accretion and amortization	179	—	179
In‑mine exploration	1,131	—	1,131
Capitalized underground mine development (sustaining)	—	3,687	3,687
Capital expenditures on plant and equipment (sustaining)	277	—	277
Sustaining leases	577	197	774
All‑in sustaining costs	$16,336	$12,531	$28,867
Ounces sold, including stream (Au Eq. oz)(1)	6.2	7.2	13.5
Cash cost per ounce ($/Au Eq. oz sold)	$2,284	$1,193	$1,696
AISC per ounce ($/Au Eq. oz sold)	$2,633	$1,729	$2,146
(1)	Total gold equivalent ounces sold for Q1/22 was 13,931 and includes gold equivalent ounces sold from the operating mines of 13,451, as disclosed above, and 480 gold equivalent ounces sold from the El Gallo Project for Q1/22.

	Three months ended March 31, 2021
	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$13,557	$6,656	$20,213
Mine site reclamation, accretion and amortization	157	538	694
In‑mine exploration	185	577	762
Capitalized underground mine development (sustaining)	—	231	231
Capital expenditures on plant and equipment (sustaining)	121	104	225
Sustaining leases	41	127	168
All‑in sustaining costs	$14,061	$8,232	$22,293
Ounces sold, including stream (Au Eq. oz)(1)	7.3	5.3	12.5
Cash cost per ounce ($/Au Eq. oz sold)	$1,865	$1,262	$1,611
AISC per ounce ($/Au Eq. oz sold)	$1,934	$1,560	$1,777
(1)	Total gold equivalent ounces sold for Q1/21 was 13,800 and includes gold equivalent ounces sold from the operating mines of 12,400, as disclosed above, and 1,300 gold equivalent ounces sold from the El Gallo Project for Q1/21.

	Three months ended March 31,
	2022	2021

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$31,789	$36,367
Mine site reclamation, accretion and amortization	85	99
Site exploration expenses	1,735	2,840
Capitalized underground mine development (sustaining)	7,520	4,672
Less: Depreciation	(578)	(396)
Capital expenditures (sustaining)	1,517	808
All‑in sustaining costs	$42,068	$44,390
Ounces sold (Au Eq. oz)	20.0	33.4
Cash cost per ounce ($/Au Eq. oz sold)	$1,589	$1,088
AISC per ounce ($/Au Eq. oz sold)	$2,103	$1,328

Average realized price

The term average realized price per ounce used in this report is also a non-GAAP financial measure. We prepare this measure to evaluate our performance against the market (London P.M. Fix). The average realized price for our 100% owned properties is calculated as gross sales of gold and silver, less streaming revenue, divided by the number of net ounces sold in the period, fewer ounces sold under the streaming agreement.

The following table reconciles the average realized prices to the most directly comparable U.S. GAAP measure, revenue from gold and silver sales. Ounces of gold and silver sold for the San José mine are provided to us by MSC.

	Three months ended March 31,
	2022	2021

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$25,542	$23,740
Less: revenue from gold sales, stream	368	465
Revenue from gold and silver sales, excluding stream	$25,174	$23,275
Gold equivalent ounces sold	13.9	13.8
Less: gold ounces sold, stream	0.6	0.6
Gold equivalent ounces sold, excluding stream	13.3	13.2
Average realized price per Au Eq. oz sold, excluding stream	$1,895	$1,763

	Three months ended March 31,
	2022	2021

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$23,114	$29,751
Silver sales	16,093	23,552
Gold and silver sales	$39,207	$53,303
Gold ounces sold	11.8	18.8
Silver ounces sold	640	997
Gold equivalent ounces sold	20.0	33.4
Average realized price per gold ounce sold	$1,961	$1,585
Average realized price per silver ounce sold	$25.14	$23.62
Average realized price per gold equivalent ounce sold	$1,960	$1,594

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash, investments, and receivables plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at March 31, 2022, and 2021:

	March 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$63,783	$47,402
Restricted cash	6,647	3,625
Investments	2,424	—
Precious Metals(1)	1,783	1,819
Total liquid assets	$74,637	$52,846
(1)	Please see Note 7 of the Consolidated Financial Statements

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

The were no significant changes in our Critical Accounting Policies since December 31, 2021. For further details on the Company’s accounting policies, refer to the December 31, 2021, 10-K.

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

Risk Factors Impacting Forward-looking Statements

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31,2021 and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy;

●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics, and direct and indirect effects of Covid-19 or other pandemics on our business plans and operations;

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;

●	our ability to maintain an on-going listing of our common stock on the New York Stock Exchange or another national securities exchange in the U.S;

●	decisions of foreign countries, banks and courts within those countries;

●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions;

●	operating results of MSC;

●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;

●	timing and amount of mine production;

●	our ability to retain and attract key personnel;

●	technological changes in the mining industry;

●	changes in operating, exploration or overhead costs;

●	access and availability of materials, equipment, supplies, labor and supervision, power and water;

●	results of current and future exploration activities;

●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;

●	changes in our business strategy;

●	interpretation of drill hole results and the geology, grade and continuity of mineralization;

●	the uncertainty of reserve estimates and timing of development expenditures;

●	litigation or regulatory investigations and procedures affecting us;

●	changes in federal, state, provincial and local laws and regulations;

●	local and community impacts and issues including criminal activity and violent crimes;

●	accidents, public health issues, and labor disputes;

●	our continued listing on a public exchange;

●	uncertainty relating to title to mineral properties;

●	changes in relationships with the local communities in the areas in which we operate; and

●	decisions by third parties over which we have no control.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 53% on an annual basis. During the three months ended March 31, 2022, the Argentine peso devalued 17% compared to a devaluation of 9% in the same period of 2021.

During the three months ended March 31, 2022, the Mexican peso appreciated by 2.7% compared to a devaluation of 2.7% against the U.S Dollar in the same period in 2021.

The Canadian dollar experienced a 0.6% appreciation against the U.S. dollar for the three months ended March 31, 2022, compared to a 1.2% appreciation in the comparable period of 2021.

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

Based on our Canadian cash balance of $10.1 million (C$12.7 million) at March 31, 2022, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Consolidated Statements of Operations. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2022, our VAT receivable balance was Mexican peso 18,230,912, equivalent to approximately $0.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock or other equity securities. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell equity securities at an acceptable price to meet future funding requirements, and this risk may increase if our common stock is delisted from the New York Stock Exchange.

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation.

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $25.5 million for the three months ended March 31, 2022, a 10% change in the price of gold and silver would have had an impact of approximately $2.6 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At March 31, 2022, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of March 31, 2022, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risks on the collection of our VAT receivables, which amount to $0.9 million as at March 31, 2022.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 3, 2022, we have surety bonds of $37.7 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2022, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
10.1

Promissory Note Executed by the Company in favor of Evanachan Limited dated March 31, 2022 (incorporated by reference from the Current Report Form 8-K filed with the SEC on April 6, 2022, Exhibit 10.1, File No. 001-33190).

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
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2022 and 2021, (ii) the Unaudited Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBLR and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 10, 2022	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Anna Ladd-Kruger
Date: May 10, 2022	By: Anna Ladd-Kruger,
Chief Financial Officer